Form 10-K405
period 1995-01-31
REALTY REFUND TRUST
filed 1995-04-28
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (Mark One)

      /X/     Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required) For the fiscal year ended January 31, 1995

      / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from         to        .
                                     -------    -------

      Commission File No. 1-7062

                               REALTY REFUND TRUST
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          OHIO                                34-6647590
- ---------------------------------       ----------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification
of Incorporation or Organization)       Number)

1385 Eaton Center Cleveland, Ohio                          44114
- ---------------------------------       ----------------------------------------
(Address of Principal Executive Office)                  (ZIP Code)

                                 (216) 771-7663
- --------------------------------------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class            Name of Exchange on Which Registered
- --------------------           ------------------------------------

Shares of Beneficial
Interest                                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----    -----


                       [Cover Continued on Following Page]

                      [Cover Continued From Previous Page]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 17, 1995: $6,560,440

Portions of Registrant's Notice of Annual Meeting and Proxy Statement Dated April 7, 1995--Part III. The Trust Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated April 7, 1995 shall not be deemed incorporated by reference herein.

Portions of the Registrant's 1995 Annual Report--Parts I and II.

                                     PART I

Item 1.       BUSINESS.

Introduction.

              The Registrant is an unincorporated Ohio real estate investment trust under a Declaration of Trust dated April 28, 1971 and has elected to be taxed as a real estate investment trust, as that term is used in Sections 856-860 of the Internal Revenue Code.

              Although the Registrant's Declaration of Trust permits it to make a broad range of mortgage loans and other real estate investments, the Registrant historically has specialized in mortgage financing as its investment vehicle. In particular, such mortgage financing has taken the form of refinancing existing income-producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Registrant in the past has employed is wrap-around mortgage lending, whereby the borrower is offered a total mortgage loan (the wrap-around loan), the principal amount of which loan equals the balance outstanding on an existing prior mortgage loan on the borrower's property, plus an additional amount supplied by the Registrant. The Registrant also pursues other refinancing techniques, including, but not limited to, first or junior mortgages which may be short-term, intermediate-term or long-term and which may or may not be self-liquidating. Refinancing can occur at various stages in the life of an eligible property, beginning with the achievement of acceptable occupancy and cash flow and recurring as existing mortgage balances are reduced or income or other positive factors have increased the property value. The Registrant made one mortgage loan during the fiscal year ended January 31, 1995.

              In addition to mortgage investments, the Trustees in 1990 authorized the Registrant to pursue equity investments in shopping center, multi-family residential, office building, industrial and warehouse properties. Accordingly, the Registrant's investment advisor, at the direction of the Trustees, is pursuing alternative avenues of investment.

Wrap-Around Financing and Other Mortgage Loans.

              In wrap-around financing, the borrower is offered a new total mortgage loan (the wrap-around loan), the principal amount of which equals the balance outstanding on an existing prior mortgage loan on the borrower's property plus an additional amount supplied by the Registrant. Typically, a wrap-around loan made by the Registrant is subordinate to the lien of the existing prior mortgage loan that remains on the property. The Registrant agrees with the borrower to make the principal and interest payments to the holder of the existing prior mortgage, but only to the extent payments are received from the borrower and no other default exists. This method of mortgage financing is desirable for a borrower in those cases in which an existing mortgage has an interest rate below presently prevailing interest rates or in which replacing an existing mortgage is either prohibited entirely or involves a pre-payment penalty. The decline in recent years in prevailing interest rates coupled with the low cost of traditional refinancing has decreased significantly the desirability of wrap-around financing as a form of refinancing.

              In certain cases, the Registrant has provided refinancing in the form of junior mortgage loans. Such mortgages are substantially similar to the Registrant's wrap-around mortgages except that the stated principal amount of the mortgage is only the amount advanced by the Registrant. The Registrant still requires the borrower to remit to the Registrant an amount equal to the principal and interest payments due on the prior mortgage loan in addition to the payments required on the junior mortgage.

              In general, the income-producing properties which secure the Registrant's loans tend to be relatively large. As of January 31, 1995, the Registrant had investments in two wrap-around loans, one first mortgage loan and one junior mortgage loan. The Registrant's original cash investments in these loans ranged from $2,050,000 to approximately $9,000,000, with the average being approximately $5,280,000.

              The following table sets forth the geographic distribution of the Registrant's loans as of January 31, 1995:

                       State                        Number of Loans
                       --------                     ---------------
                       Florida                             1
                       Michigan                            1
                       Ohio                                1
                       Texas                               1

The Florida loan is secured by a mortgage on two properties located in Florida.

              A partnership in which an affiliate of Alan M. Krause, a Trustee and the Chairman and Co-Chief Executive Officer of the Registrant, is general partner accounted for 31.1% of the Registrant's investment portfolio as of January 31, 1995. See "Properties - Toledo, Ohio". In general, the Registrant is not dependent upon a single borrower or a very few borrowers for making future loans.

              As of January 31, 1995, the Registrant's loans receivable totalled $35,509,779, of which $29,677,194 represented loans secured by wrap-around mortgages. Loans payable underlying these wrap-around mortgages totalled $14,096,986. The Registrant's net investment in its loans receivable at January 31, 1995 totalled $21,412,793. Assuming that all of the other mortgages remain in existence until their respective scheduled maturity dates, a total of $23,940,000 of these loans receivable would be payable to the Registrant in lump sum "balloon" payments at such maturities. The ability of a borrower to satisfy the obligation to pay the lump sum at maturity applicable to its property may be dependent upon the borrower's ability to obtain refinancing. For a detailed analysis of these totals and a description of the periodic payment terms and maturity dates of the Registrant's loans receivable as of January 31, 1995, see Note 9 of Notes to Financial Statements set forth on page 16 of the Registrant's 1995 Annual Report (Exhibit 13), which information is incorporated herein by reference.

Equity Investments.

              In July 1992, the Registrant, through a wholly-owned corporate subsidiary, took title in lieu of foreclosure to the leasehold estate in the Chicago office building upon which the Registrant previously had mortgage loans. At January 31, 1992, the Registrant's net investment in the Chicago office building was approximately $11,261,900, net of senior mortgage loans of approximately $942,000. The Registrant's investment was written down to $7,260,000, based upon the report of an independent real estate appraisal firm, with a corresponding charge to the Registrant's operations in the third quarter of fiscal 1993. In the first quarter of fiscal year 1994, the Registrant, through a wholly-owned corporate subsidiary, consummated the purchase of an 83% interest in the underlying fee simple estate in the property for approximately $897,000. Net book value for the Chicago office building, improvements and land as of January 31, 1995, was $8,650,257. While the Registrant presently is operating the office building, its present intention is to seek a purchaser and not to hold the building as a long-term investment.

      The Registrant currently has no other equity investments in real estate. The Board of Trustees has authorized, and the Registrant's investment advisor is exploring opportunities for, equity investments by the Registrant, as well as mortgage loan opportunities, in shopping centers, multi-family residential, hospitality and other types of properties.

Competition and Inflation.

              In connection with its investments, the Registrant competes against banks, insurance companies, savings and loan associations, mortgage bankers, pension funds and other lenders and investors, including a number of other real estate investment trusts, many of which are larger and have substantially greater financial resources than the Registrant. The Registrant's primary competition in refinancing existing income-producing properties is with the holder or holders of a property's existing financing. The principal elements of competition include the amount, maturity, interest rate, debt service charged and other terms of a refinancing, and whether the personal liability of a borrower is required in addition to the mortgage lien on the refinanced property.

              Wrap-around mortgage financing in certain instances provides a lender with competitive advantages over the more traditional refinancing techniques of a new first mortgage at prevailing interest rates or a second mortgage. As compared with the more traditional refinancing technique of replacing an existing mortgage with a new first mortgage in a larger amount at the then-current interest rate, a property owner can sometimes save by refinancing with a wrap-around mortgage where the interest rate of the existing first mortgage falls substantially below presently prevailing interest rates. This savings occurs when the stated rate of interest for the Registrant's wrap-around mortgage is below the then-prevailing rate of interest for a first mortgage on the same property. In recent years wrap-around mortgages have become a less feasible method of refinancing in the face of lower prevailing interest rates and the low cost of traditional refinancing.

              Second mortgages, another more traditional refinancing technique, are generally for shorter periods than the Registrant's wrap-around mortgages, which are usually coterminous with the senior financing. In addition, lenders secured by second mortgages often require the personal liability of the borrower in addition to the security of the mortgaged property, whereas generally the Registrant looks solely to the mortgaged property. Additionally, existing mortgage loans increasingly have prohibited any junior financing, thereby precluding not only wrap-around mortgage loans, but all types of secondary financing.

              In respect of equity investments, the Registrant will compete against insurance companies, pension funds, other real estate investment trusts, limited partnerships, private investors, owner-operators and numerous other potential investors, many of which may have greater financial resources and more experience than the Registrant. The Registrant's Chicago property has, and it is expected that any additional rental properties acquired by the Registrant will have, substantial competition from similar properties in the vicinity. To the extent the Registrant has acquired or acquires commercial properties, the success of the Registrant will depend, in part, upon the ability of its tenants in competing with businesses similar to those conducted by the tenants and upon other factors which may affect the economic viability of the tenants.

              Generally, inflation affects the Registrant as it affects its borrowers and the underlying real estate collateral. Although this type of collateral traditionally has been able to sustain itself during periods of inflation, there has been a significant down-turn in market values of real property in the United States over the past few years. The Registrant is unable to predict future real estate market conditions.

Advisory Agreement And Advisor.

              The Registrant has an Advisory Agreement with Mid-America ReaFund Advisors, Inc. (the "Advisor") which provides for the Advisor's services as the investment advisor and administrator of the day-to-day investment operations of the Registrant and pursuant to which the Advisor is responsible for providing the Registrant with a continuing and suitable investment program. Therefore, the Registrant employs no persons on a full-time basis. The Registrant's Chairman and President are the sole shareholders of the Advisor.

              The Advisory Agreement is renewable annually and can be terminated upon 60 days' notice by the Registrant and 120 days' notice by the Advisor. The Advisor receives, subject to certain limitations, an annual fee equal to 1% of the average invested assets for the year (as defined in the Advisory Agreement) and an annual incentive fee equal to 10% of the amount by which the net profits (as defined in the Advisory Agreement) of the Registrant exceeds 8% of the average net worth for the year, and 10% of any realized net capital gains of the Registrant.

Lines Of Credit.

              The Registrant has an agreement with National City Bank (the "Bank") providing for a secured revolving line of credit. The loan agreement provides for borrowings at either the Bank's prime lending rate or a fixed rate equal to 1.5% over the LIBOR then in effect throughout the term of the loan agreement, which expires on July 31, 1996. Availability under the line of credit will be $22,000,000 until August 1, 1995, and $10,000,000 thereafter. Among other provisions, the loan agreement provides for a borrowing base equal to 83.3% of the Registrant's investments (as defined) and $3,000,000 of availability for working capital, with the remainder available for new investments. The loan agreement also provides that the Registrant cannot permit its net worth (including subordinated debt) to be less than $17,000,000 or its total debt (excluding wrap-around mortgages) and senior indebtedness to exceed 300% and 225%, respectively, of its net worth. At January 31, 1995, the Registrant had borrowed $11,810,000 under this line of credit.

              On March 16, 1993, the Registrant sold a $5,000,000 secured note (the "Note") to Mr. Krause at par. The Note bears interest at the prime lending rate of the Bank, and will mature on August 31, 1995, subject to extension for up to one additional year in certain circumstances. The Note is secured by a lien on the assets of the Registrant, which lien is subordinate to the prior lien of the Bank. In connection with the closing of the sale of the Note, the Registrant's Trustees received the written opinion of an independent investment banking firm that the terms of such sale were fair, from a financial point of view, to the other Shareholders of the Registrant. The proceeds of the sale of the Note were used to reduce the outstanding indebtedness of the Registrant to the Bank under its secured revolving line of credit.

Item 2.       PROPERTIES.

              The Registrant maintains its headquarters in leased facilities in Cleveland, Ohio which it shares with the Advisor. The Registrant owns no real property other than the Chicago office building. See "Business-Equity Investments".

              The following is a detailed description of the property owned by the Registrant as well as the properties underlying each of the Registrant's material mortgage loans. All of the information set forth below in respect of the Registrant's mortgage loans has been furnished by the respective borrowers. Financial information concerning the Chicago office building as well as the Registrant's mortgages, including any mortgage loans underlying the Registrant's wrap-around mortgages, is outlined in Notes 2, 8 and 9, respectively, to Notes to Financial Statements set forth on Pages 13, 15 and 16, respectively, of the Registrant's 1995 Annual Report (Exhibit 13), which information hereby is incorporated by reference.

      1. CHICAGO, ILLINOIS - OFFICE BUILDING. This office building, known as The Carbon and Carbide Building, is located at 230 North Michigan Avenue in downtown Chicago, and is a thirty-eight story steel frame, concrete and stone structure situated on a long-term leasehold estate. The building has a total rentable floor area of approximately 192,000 square feet and is approximately 63 years old. In the opinion of the Registrant's management, the building is covered adequately by insurance.

              The general market for office leasing in downtown Chicago is very competitive. According to the fourth quarter 1994 Building Owners and Managers Association of Chicago occupancy survey, the overall occupancy in the area where this building is located, the Central Business District/East Loop, was 78.42%, a decrease of .45% since the fourth quarter of 1993 and 1.18% since the fourth quarter of 1992. Occupancy for Class C Buildings has increased to approximately 87.9%. A Class C Building generally is described as an older building in need of some repair and/or renovation.

              The following table sets forth the average occupancy rate and average rent per square foot for this building as of December 31 for the years indicated:

                        1994       1993         1992        1991        1990
                       ------     ------       ------      ------      ------
Average Occupancy       61.0%      57.0%        55.0%       63.6%       81.8%
Rate

Average Rent Per       $16.19     $15.99       $16.15      $16.35      $15.50
Square Foot

              No tenant occupies 10% or more of the rentable square footage of the building. The following table sets forth further information concerning the office building leases:

Year of       Number             Net                              Percentage
Lease         of                 Square             Annual        of Gross
Expiration    Tenants            Feet               Rent          Annual Rent
- ----------    -------            ------          -----------      -----------
1995            20               21,327          $327,988.68         9.4%
1996            12               12,857           200,917.68         7.3%
1997             8                9,516           155,426.28         7.4%
1998            16               38,605           557,024.28        28.9%
1999             8               13,671           244,174.56        19.0%
2000             1                1,410            21,502.56         2.1%
2001             1                3,300            62,000.00         1.4%
2002             1                1,265            29,325.96         3.4%
2003             1                1,059            18,691.32         0.9%
2004             0                    0                    0           0

              For federal income tax purposes, the Registrant's tax basis in the building, improvements and land is $8,843,000 less accumulated depreciation on the building and improvements as of January 31, 1995 of $483,000. For federal income tax purposes, the Registrant depreciates the building using the straight line method over a life of 40 years.

              The real estate tax rate is $205.22 per $1,000 of assessed valuation. The current annual real estate taxes are $494,980.18.

      2. TOLEDO, OHIO - OFFICE BUILDING. This office building, known as The Fiberglas Tower, is located at 319 Madison Avenue, Toledo, Ohio, and is a thirty-story structure having a total rentable floor area of approximately 332,570 square feet. The building is owned by Riverview Tower Limited Partnership, a limited partnership of which an affiliate of Mr. Krause is a general partner. The building is 23 years old and was acquired by the borrower on July 31, 1985. In the opinion of the Registrant's management, the building is covered adequately by insurance.

              At January 31, 1995, the outstanding principal balance of the Registrant's loan was $11,033,109 and interest accrued thereon at 8.60%.
This loan is payable in monthly installments of approximately $128,000 until maturity thereof on December 31, 1996, at which time the entire principal sum including unpaid interest will be due. In connection with the extension of such loan maturity to December 31, 1996, the Borrower was required to make principal payments of $1,350,000 and $850,000 in June 1994 and January 1995, respectively; an additional principal prepayment of $850,000 is due in January 1996.

              The Owens-Corning Corporation ("Owens"), a manufacturer of fiberglass products, occupies 100% of the building's office space under leases dated May 1, 1967 and April 30, 1981, respectively and a lease amendment and extension agreement dated June 4, 1994 (collectively, the "Owens Lease"). Pursuant to the Owens Lease and two additional agreements for basement storage space, Owens leases the entire rentable floor area of the building at an annual base rent of $2,261,000. The initial term of the Owens Lease expired on December 31, 1994; however, Owens and the borrower have negotiated an extension of such lease until December 31, 1996 with two six-month renewal options. In October 1993, Owens announced that it would be relocating from the building to an as-yet unbuilt facility. Such relocation, when it occurs, will impact directly the borrower's ability to meet timely its loan obligations to the Registrant. In the event that the borrower defaults in its obligations to the Registrant, the Registrant may be faced with a write-down of this investment. The borrower is unable to determine competitive conditions affecting office space which might exist at the time Owens relocates from this building.

              The following table sets forth the average occupancy rate and average rent per square foot as of December 31 for the years indicated:

                       1994         1993             1992             1991             1990
                      ------       ------           ------           ------           ------
Average Occupancy        100%          99%              99%              99%              99%
  Rate

Average Rent Per      $22.43       $11.81           $12.07           $11.62           $12.03
  Square Foot

              For federal income tax purposes, the borrower's tax basis in the property is $16,705,077, less accumulated depreciation as of December 31, 1994 equal to $4,102,470. The borrower depreciates the building using the straight-line method over a life of 19 years. The borrower also depreciates various building improvements using the straight line method over lives of 10 years.

              The effective real estate tax rate is $62.44 per $1,000 of assessed valuation. The current annual real estate taxes are $271,360.

      3. FORT WORTH, TEXAS - OFFICE BUILDING. This facility is located on a portion of the General Dynamics West Campus, Fort Worth, Texas, and consists of a 44.3 acre site on which is located three buildings having a total rentable floor area of approximately 550,500 square feet. The facility is owned by Pacific Place Partners, LTD., a Texas limited partnership. The facility is approximately five years old and was acquired by the borrower in November 1991.

              At January 31, 1995, the outstanding principal balance of the Registrant's loan was $18,644,085 and interest accrued thereon at 10.4%.
This loan is payable in monthly installments of principal and interest of approximately $625,000 until maturity thereof on October 31, 1996, at which time the entire principal sum remaining unpaid will be due.

              General Dynamics Corporation ("General Dynamics"), a defense contractor, leased the entire facility until March 1, 1993, at which time General Dynamics assigned all of its right, title and interest in, to and under the lease to Lockheed Corporation. However, General Dynamics remains liable for all promises, covenants, conditions and agreements to be kept, made or performed by Lockheed Corporation under the lease. The lease permits Lockheed Corporation to use the facility for general business office purposes, including engineering facilities, computer software development facilities and storage facilities incidental to such uses. However, the property may not be used for chemical laboratories. The term of the lease expires in November 1996. Annual rent for the first lease year was approximately $11,500,000 and for each lease year thereafter is approximately $7,500,000. The borrower is unable to determine competitive conditions which might exist at the time the lease expires.

              For federal income tax purposes, the borrower's tax basis in the property, which was acquired in a Section 1031 exchange, is $48,404,030, less accumulated depreciation and amortization of deferred charges as of December 31, 1994 equal to $8,543,039. The borrower depreciates the three buildings using the straight line method over lives of 15 years. Personal property is depreciated using the declining balance method over lives of five years.

              The effective real estate tax rate is $30.72 per $1,000 of assessed valuation. The current annual real estate taxes are $507,784.

Item 3.       LEGAL PROCEEDINGS.

              The Registrant is not a party to any material pending legal proceedings.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

              The age (as of March 18, 1995), business experience during the past five years and offices presently held by each of the Registrant's executive officers are reported below. The Registrant's By-Laws provide that officers shall hold office until their successors are duly elected and qualified and that any officer may be removed from office at any time by the Registrant's Trustees.

              Alan M. Krause: Age 65; Chairman of the Board of Trustees and Co-Chief Executive Officer of the Registrant since 1990 and prior thereto Vice Chairman of the Board of Trustees of the Registrant since 1971. Chairman of the Board and Co-Chief Executive Officer of Mid-America ReaFund Advisors, Inc. (Advisor to the Registrant) since 1990. Principal, The Mid-America Companies (real estate ownership) since prior to 1983 and President, The Mid-America Management Corporation (real estate management) since 1983.

              James H. Berick: Age 61; President, Treasurer and Co-Chief Executive Officer of the Registrant since 1990 and prior thereto Vice Chairman of the Board of Trustees and Secretary of the Registrant since 1971. President, Co-Chief Executive Officer and Treasurer of Mid-America ReaFund Advisors, Inc. (Advisor to the Registrant) since 1990. Chairman, Berick, Pearlman & Mills Co., L.P.A. (attorneys) since 1986.

                                     PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK
              AND RELATED SECURITY HOLDER MATTERS

              The Registrant's shares of beneficial interest are traded on the New York Stock Exchange under the symbol "RRF". As of March 17, 1995, the Registrant had approximately 789 shareholders.

              The following table sets forth the high and low sales prices of the Registrant's shares of beneficial interest, as well as dividends declared thereon, for the last two fiscal years:

                                  Price Range
                                  -----------
Fiscal Year 1994                 High      Low          Dividends
- ----------------                ------    -----         ---------
First Quarter                   10 3/8    9 5/8           .25
Second Quarter                  10 1/4    9 5/8           .25
Third Quarter                   10 3/4    9 3/4           .18
Fourth Quarter                  10        6 7/8           .18

Fiscal Year 1995                 High      Low          Dividends
- ----------------                ------    -----         ---------
First Quarter                   7 5/8     7               .20
Second Quarter                  8 1/4     7 1/8           .20
Third Quarter                   8 3/8     8 1/4           .20
Fourth Quarter                  8 1/2     7 3/4           .20

Item 6.       SELECTED FINANCIAL DATA.

              Information in response to this item is set forth on page 4 of the Registrant's 1995 Annual Report (Exhibit 13), which information is incorporated herein by reference.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              OPERATING RESULTS AND FINANCIAL POSITION.

              Information in response to this Item is set forth on pages 5 through 8 of the Registrant's 1995 Annual Report (Exhibit 13), which information is incorporated herein by reference.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The financial statements of the Registrant and the notes thereto appear on pages 9 through 18 of the Registrant's 1995 Annual Report, which information is incorporated herein by reference.

              The other financial statements and schedules required herein are filed as "Financial Statement Schedules" pursuant to Item 14 of this Report.

Item 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                    PART III

Item 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              Information in response to this Item is set forth under the caption "Election of Trustees" in the Registrant's proxy statement dated April 7, 1995 (Exhibit 99(a)), which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on Page 13 of this Form 10-K and is incorporated herein by reference.

Item 11.       EXECUTIVE COMPENSATION.

              Information in response to this Item is set forth under the caption "Compensation of Trustees and Executive Officers" in the Registrant's proxy statement dated April 7, 1995 (Exhibit 99(a)), which information is incorporated herein by reference.

Item 12.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT.

              Information in response to this Item is set forth under the caption "Ownership of Shares of Beneficial Interest" in the Registrant's proxy statement dated April 7, 1995 (Exhibit 99(a)), which information is incorporated herein by reference.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              Information in response to this Item is set forth under the caption "Certain Transactions" in the Registrant's proxy statement dated April 7, 1995 (Exhibit 99(a)), which information is incorporated herein by reference.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.

              (a)      1.      See the Index to Financial Statements set forth
                               on page 21 hereof for a list of financial statements and financial schedules included or incorporated herein by reference.

                       2.1 The Financial Statements of Riverview Tower Limited Partnership, a borrower of the Registrant (which financial statements were audited by such borrower's auditors), are set forth as Exhibit 99(b).

                       2.2 The Financial Statements of Pacific Place Partners, LTD., a borrower of the Registrant (which financial statements were audited by such borrower's auditors), are set forth as Exhibit 99(c).

                       3. The exhibits filed as part of this report are set forth on the Exhibit Index on pages 17 through 20 hereof and each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto has been marked with an asterisk on the Exhibit Index.

              (b) No current reports on Form 8-K were filed during the last quarter of fiscal year 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REALTY REFUND TRUST

Dated:  April 28, 1995                     By:  /s/ Alan M. Krause
                                                --------------------------
                                                Alan M. Krause, Chairman


                                           By:  /s/ James H. Berick
                                                --------------------------
                                                James H. Berick, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 28, 1995                          /s/ James H. Berick
                                                --------------------------------
                                                James H. Berick, Trustee,
                                                Principal Executive Officer,
                                                Principal Financial Officer
                                                and Principal Accounting
                                                Officer

Dated:  April 28, 1995                          /s/ Alan M. Krause
                                                --------------------------------
                                                Alan M. Krause, Trustee and
                                                Principal Executive
                                                Officer

                                                Frank L. Kennard, Trustee
                                                Alvin M. Kendis, Trustee
                                                Samuel S. Pearlman, Trustee

Dated:  April 28, 1995                     By:  /s/ Alan M. Krause
                                                ---------------------------
                                                Alan M. Krause,
                                                Attorney-In-Fact

      Powers of attorney authorizing Alan M. Krause to sign this Form 10-K on behalf of Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

                                Index of Exhibits

Exhibit
Number
- -------


3(a) First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 of Registration Statement No. 2-40238 effective June 17, 1971).

3(b) By-Laws (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K dated February 12, 1985 and filed with the Securities and Exchange Commission on February 13, 1985).

10(a)* Form of Advisory Agreement between the Registrant and the Advisor (incorporated by reference to Exhibit 12.1 of Registration Statement No. 2-40238 effective June 17, 1971).

10(b)* Amendment dated June 1, 1987 to Advisory Agreement between Registrant and the Advisor (incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-K for the fiscal year ended January 31, 1994).

10(c)* Amendment dated June 1, 1988 to Advisory Agreement between the Registrant and the Advisor.

10(d)* Amendment dated June 1, 1989 to Advisory Agreement between the Registrant and the Advisor (incorporated by reference to Exhibit 10(d) of the Registrant's Form 10-K for the fiscal year ended January 31,
          1990).

10(e)* Amendment dated June 1, 1990 to Advisory Agreement between the Registrant and the Advisor (incorporated by reference to Exhibit 10(e) of the Registrant's Form 10-K for the fiscal year ended January 31,
          1991).

10(f)* Amendment dated June 1, 1991 to Advisory Agreement between the Registrant and the Advisor (incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the fiscal year ended January 31,
          1992).

10(g)* Amendment dated June 1, 1992 to Advisory Agreement between the Registrant and the Advisor (incorporated by reference to Exhibit 10(g) of the Registrant's Form 10-K for the fiscal year ended January 31,
          1993).

10(h)* Amendment dated June 1, 1993 to Advisory Agreement between the Registrant and the Advisor (incorporated by reference to Exhibit 10(h) of the Registrant's Form 10-K for the fiscal year ended January 31, 1994).

10(i) Amendment dated June 1, 1994 to Advisory Agreement between the Registrant and the Advisor.

10(j) Credit Agreement dated July 18, 1990 between the Registrant and the Bank (incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the fiscal year ended January 31, 1991).

10(k) Extension Agreement dated June 27, 1991 to Credit Agreement between the Registrant and the Bank (incorporated by reference to Exhibit 10(g) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(l) Amendment and Waiver Agreement dated as of July 7, 1992 to Credit Agreement between the Registrant and the Bank (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(m) Security Agreement (Promissory Notes) dated as of July 7, 1992 between Registrant and the Bank (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(n) Second Amendment dated March 16, 1993 to Credit Agreement between the Registrant and the Bank (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(o) Third Amendment dated as of July 28, 1994 between the Registrant and the Bank.

10(p) Security Agreement (Promissory Notes) dated as of March 16, 1993 between Registrant and the Bank (incorporated by reference to Exhibit
          10.4 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(q) Security Agreement (Inventory, Receivables and Equipment) dated as of March 16, 1993 between Registrant and Bank (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(r) Secured Note Purchase Agreement dated March 16, 1993 between the Registrant and Alan M. Krause (incorporated by reference to Exhibit
          10.1 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(s)* Employment Agreement dated January 22, 1990 between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(i) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(t)* Amendment No. 1 dated June 1, 1990 to Employment Agreement between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(j) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(u)* Amendment No. 2 dated June 1, 1991 to Employment Agreement between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(k) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(v)* Amendment No. 3 dated June 1, 1992 to Employment Agreement between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(s) of the Registrant's Form 10-K for the fiscal year ended January 31, 1993).

10(w)* Amendment No. 4 dated June 1, 1993 to Employment Agreement between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10-K for the fiscal year ended January 31, 1994).

10(x)* Amendment No. 5 dated June 1, 1994 to Employment Agreement between the Registrant and Alan M. Krause.

10(y)* Employment Agreement dated January 22, 1990 between the Registrant and James H. Berick (incorporated by reference to Exhibit 10(l) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(z)* Amendment No. 1 dated June 1, 1990 to Employment Agreement between the Registrant and James H. Berick (incorporated by reference to Exhibit 10(m) of the Registrant's Form 10-K for the fiscal year ended January

          31, 1992).

10(aa)* Amendment No. 2 dated June 1, 1991 to Employment Agreement between the Registrant and James H. Berick (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(bb)* Amendment No. 3 dated June 1, 1992 to Employment Agreement between the Registrant and James H. Berick (incorporated by reference to Exhibit 10(w) of the Registrant's Form 10-K for the fiscal year ended January 31, 1993).

10(cc)* Amendment No. 4 dated June 1, 1993 to Employment Agreement between the Registrant and James H. Berick (incorporated by reference to Exhibit 10 (z) of the Registrant's Form 10-K for the fiscal year ended January 31, 1994).

10(dd)* Amendment No. 5 dated June 1, 1994 to Employment Agreement between the Registrant and James H. Berick.

13        The Registrant's 1995 Annual Report.

24        Powers of Attorney.

27        Financial Data Schedule

99(a)     Notice of Annual Meeting and Proxy Statement dated April 7, 1995.

99(b) Financial Statements of Riverview Tower Limited Partnership as at December 31, 1995 and 1994.

99(c) Financial Statements of Pacific Place Partners, Ltd. as at December 31, 1993 and 1994.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                         REALTY ReFUND TRUST
                         -------------------


              LIST OF FINANCIAL STATEMENTS AND SCHEDULE
              -----------------------------------------



The following finacial statements of Realty ReFund Trust are included in Item
8:

   Report of Independent Public Accountants

   Balance Sheets -- January 31, 1995 and 1994

   Statements of Income - For the Years Ended January 31, 1995, 1994
     and 1993

   Statements of Shareholders' Equity -- For the Years Ended
     January 31, 1995, 1994 and 1993

   Statements of Cash Flows -- For the Years Ended January 31, 1995,
     1994 and 1993

   Notes to Financial Statements -- January 31, 1995, 1994 and 1993


The following financial statement schedule of Realty ReFund Trust is included in Item 14(a)1.:

   Schedule III -- Real Estate and Accumulated Depreciation

   All other schedules are omitted, as the information is not required or is otherwise furnished.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Trustees,
Realty ReFund Trust:

We have audited the accompanying balance sheets of Realty ReFund Trust (an Ohio unincorporated business trust) as of January 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The summarized financial data contained in Note 11 are based on the financial statements of Riverview Tower Limited Partnership and Pacific Place Partners, LTD. which were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the data in Note 11, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Realty ReFund Trust as of January 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)1. of this Form 10-K is the responsibility of the Trust's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Cleveland, Ohio,
  February 22, 1995.


/s/ Arthur Andersen LLP


                                                                                                                   SCHEDULE III
                                                        REALTY ReFUND TRUST
                                                        -------------------


                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             ----------------------------------------

                                                       AS OF JANUARY 31, 1995
                                                       ----------------------



                                                               Cost Capitalized                Gross Amount at
                                          Initial Cost           Subsequent to                 Which Carried at
                                            to Trust              Acquisition                   Close of Period
                                       -------------------  -------------------------    -------------------------------
                                                Building and                   Carrying             Building and    Total
                        Encumbrances     Land   Improvements  Improvements       Costs      Land    Improvements   (A) (B)
                        ------------   --------   ---------     --------       --------   ---------   ----------   ----------
Office Building--
  Chicago, Illinois     $  -           $897,436   $7,260,000    $852,260       $  -       $897,436   $8,112,260    $9,009,696
                        ============   ========   ==========    ========       ========   =========   ==========   ==========


                       Accumulated          Year
                       Depreciation     Construction      Date
                           (A)           Completed      Acquired     Life
                       ------------     ------------    --------     ----
Office Building--
  Chicago, Illinois    $359,439         $  -             (C)        (D)
                       ============     ============    ========     ====

                     (A) Reconciliations of total cost and accumulated depreciation.




                                                                         Total      Accumulated
                                                                         Cost       Depreciation
                                                                       ---------    -------------
                                 BALANCE, JANUARY 31, 1994              $8,387,719    $ 29,256

                                 ADDITIONS DURING PERIOD:
                                   Building improvements                   107,000         -
                                   Tenant improvements                    514,977         -
                                   Depreciation expense                        -       330,183
                                                                        ----------    --------

                                 BALANCE, JANUARY 31, 1995              $9,009,696    $359,439
                                                                        ==========    ========


                                 Note that the January 31, 1994 balances shown above reflect the reclassification of tenant improvement costs and related accumulated depreciation to conform with the January 31, 1995 balance sheet presentation.

                                 (B) For federal income tax purposes, the aggregate cost is $8,843,000.

                                 (C) Building title was accepted in July 1992. Land was acquired in March and
                                     April 1993.

                                 (D) Commencing February 1, 1994, building and building improvements are being depreciated on a straight-line basis over 30 years. Tenant improvements are depreciated on a straight-line basis over the related lease terms, which are generally five years.