Form 10-Q
period 1995-04-30
REALTY REFUND TRUST
filed 1995-06-13
CIK 82473

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended April 30, 1995



[ ] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________________ to
        ___________________

Commission File Number                             1-7062
                       -------------------------------------------------------



                              REALTY ReFUND TRUST
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its chart)




             Ohio                                       34-6647590
- --------------------------------------------------------------------------------
   (State of other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)




                               1385 Eaton Center
                              1111 Superior Avenue
                                Cleveland, Ohio                    44114
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code          (216) 771-7663
                                                     ---------------------------


                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes     X        No          N/A
                                     -------        -------      -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.           Yes             No          N/A    X
                                     -------        -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.             1,020,586
                                                 ------------------------------

                              REALTY ReFUND TRUST
                              -------------------

                         PART I. FINANCIAL INFORMATION
                         -----------------------------




                              REALTY ReFUND TRUST
                              -------------------


                                 BALANCE SHEETS
                                 --------------

                         APRIL 30 AND JANUARY 31, 1995
                         -----------------------------



                                  ASSETS
                                  ------

                                                                              April 30,      January 31,
                                                                             -----------     -----------
                                                                             (Unaudited)     (Audited)
INVESTMENTS:
  Loans receivable                                                            $23,039,894    $24,476,670
  Loan receivable from related party                                           10,867,656     11,033,109

CASH                                                                               15,127         39,073

INTEREST RECEIVABLE AND OTHER ASSETS                                              670,796        966,247

REAL ESTATE HELD FOR SALE, net of accumulated depreciation of $460,000
and $360,000 at April 30 and January 31, 1995, respectively                     8,675,695      8,650,257
                                                                              -----------    -----------
                                                                              $43,269,168    $45,165,356
                                                                              ===========    ===========


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

LIABILITIES:
  Loans payable underlying wrap-around mortgages                              $ 8,885,626    $10,264,669
  Loan payable underlying wrap-around mortgage to related party                 3,666,685      3,832,317
  Note payable to bank                                                         11,910,000     11,810,000
  Note payable to related party                                                 4,875,000      5,000,000
  Deposits and accrued expenses                                                 1,280,295      1,543,828
                                                                              -----------    -----------

        Total liabilities                                                      30,617,606     32,450,814
                                                                              -----------    -----------

SHAREHOLDERS' EQUITY:
  Shares of beneficial interest without par value; unlimited authorization;
    1,020,586 shares outstanding at April 30 and January 31, 1995              12,651,562     12,714,542
                                                                              -----------    -----------
                                                                              $43,269,168    $45,165,356
                                                                              ===========    ===========



            The accompanying notes are an integral part of these balance sheets.






                              REALTY ReFUND TRUST
                              -------------------


                                   UNAUDITED
                                   ---------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994
               --------------------------------------------------



                                                                                 1995         1994
                                                                             -----------    ----------
REVENUES:
  Interest income from loans receivable                                      $   650,917    $1,068,623
  Interest income from loan receivable from related party                        234,311       304,045
  Rental revenue from real estate held for sale                                  529,834       556,197
                                                                             -----------    ----------
                                                                               1,415,062     1,928,865
                                                                             -----------    ----------

EXPENSES:
  Interest on loans underlying wrap-around mortgages and other mortgage
    loans                                                                        195,549       431,962
  Interest on loan underlying wrap-around mortgage loan to related party          56,298        66,037
  Interest on note payable to bank                                               222,664       233,424
  Interest on note payable to related party                                      110,438        76,319
  Fee to related party investment advisor                                         73,832        92,215
  Operating expenses of real estate held for sale                                504,724       495,559
  Depreciation of building held for sale                                          62,283        60,500
  Amortization of tenant improvements and deferred leasing commissions            41,362        11,479
  Other operating expenses                                                         6,774       235,209
                                                                             -----------    ----------
                                                                               1,273,924     1,702,704
                                                                             -----------    ----------

NET INCOME                                                                   $   141,138   $   226,161
                                                                             ===========    ==========

NET INCOME PER SHARE                                                             $.14          $.22
                                                                                 ====          ====

CASH DIVIDENDS PER SHARE DECLARED                                                $.20          $.20
                                                                                 ====          ====


                The accompanying notes are an integral part of these statements.





                              REALTY ReFUND TRUST
                              -------------------


                                   UNAUDITED
                                   ---------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994
               --------------------------------------------------


                                                                               1995            1994
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                                      $   890,744    $  1,392,066
  Interest paid                                                             (591,188)       (824,171)
  Cash payments to investment advisor and other suppliers                   (291,761)       (342,018)
  Rental revenue received from real estate held for sale                     535,780         547,124
  Cash payments for operating costs of real estate held for sale            (270,973)       (540,801)
                                                                         -----------     -----------

         Net cash provided by operating activities                           272,602         232,200
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Principal collected on mortgage loans receivable                         1,602,229      10,841,018
  Principal payments on mortgage loans payable                            (1,544,675)     (3,427,132)
  Payments for tenant improvements                                          (124,985)        (14,247)
                                                                         -----------     -----------

         Net cash (used for) provided by investing activities                (67,431)      7,399,639
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payment on note payable to related party                        (125,000)            -
  Net bank borrowings (repayments)                                           100,000      (7,375,000)
  Payment of cash dividends                                                 (204,117)       (183,705)
                                                                         -----------     -----------

         Net cash used for financing activities                             (229,117)     (7,558,705)
                                                                         -----------     -----------

NET (DECREASE) INCREASE IN CASH                                              (23,946)         73,134


CASH AT BEGINNING OF PERIOD                                                   39,073          50,474
                                                                         -----------     -----------


CASH AT END OF PERIOD                                                    $    15,127     $   123,608
                                                                         ===========     ===========





                                                                              1995           1994
                                                                         -------------   -------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
    Net income                                                           $     141,138   $     226,161
    Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation                                                            62,283          60,500
        Amortization of tenant improvements, deferred leasing
          commissions and deferred financing costs                              41,362          30,958
        Amortization of deferred loan fees                                      (4,500)         (5,394)
        Deferral of interest income                                                -           (71,650)
        Decrease in interest receivable and other assets                       291,352          88,549
        Decrease in deposits and accrued expenses                             (259,033)        (96,924)
                                                                         -------------   -------------
                                                                         $     272,602   $     232,200
                                                                         =============   =============


                The accompanying notes are an integral part of these statements.

                              REALTY ReFUND TRUST
                              -------------------


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

                            APRIL 30, 1995 AND 1994
                            -----------------------



1. BASIS OF PRESENTATION:
   ---------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of April 30, 1995, and the results of its operations and cash flows for the three-month periods ended April 30, 1995 and 1994. Such adjustments are of a normal recurring nature.

The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Trust's latest annual report on Form 10-K.

2. DIVIDEND DECLARATION:
   --------------------

On May 15, 1995, the Trustees declared a distribution, payable on June 15, 1995, in the amount of 20 cents per share of beneficial interest.

3. NET INCOME PER SHARE:
   --------------------

Net income per share has been computed based on the weighted average number of shares outstanding. Net income per share for the three months ended April 30, 1995 and 1994, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At April 30, 1995 and 1994, there were 1,020,586 shares of beneficial interest outstanding.

4. PRIOR YEAR RECLASSIFICATIONS:
   -----------------------------

Certain prior year amounts have been reclassified to conform with current year presentation.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

Interest income on mortgage loans receivable decreased during the quarter ended April 30, 1995 as compared to the corresponding period of 1994 due to the prepayments of the Akron, Ohio and Dallas, Texas wrap-around mortgage loans in April and May 1994, respectively, prepayment and other income of $147,000 earned in the prior year period in connection with the Akron, Ohio loan prepayment, principal prepayments of $2,200,000 received on the Toledo, Ohio wrap-around mortgage loan in fiscal 1995 and the normal amortization of mortgage loan balances. Interest income from the Saginaw, Michigan investment made in July 1994 and the effect of higher prime lending rates on variable rate mortgage loans in the current year quarter partially offset the decrease in interest income. Interest expense on mortgage loans payable decreased due to the prepayments of the loans underlying the Akron, Ohio and Dallas, Texas wrap-around loan investments and the normal amortization of mortgage loan balances.

During the three months ended April 30, 1995, the Chicago property incurred a net operating loss of approximately $79,000, inclusive of depreciation and amortization charges totaling approximately $104,000. For the prior year quarter, the Chicago property incurred a net operating loss of approximately $11,000 inclusive of depreciation and amortization charges of approximately $72,000. Rental revenue decreased approximately $26,000 between periods primarily due to the expiration of a lease. The impact of this lease expiration will be partially offset by new lease agreements which have been entered into with both new and existing tenants. Operating expenses of the Chicago property remained relatively constant between periods. Amortization of tenant improvements and deferred leasing commissions increased due to increased investments in tenant improvements and higher levels of leasing commissions paid. These expenditures have increased in connection with both the obtaining of new tenants and the renewals of leases with existing tenants.

Average bank borrowing levels were considerably lower in the current year quarter as the proceeds received in the prior year in connection with the Akron, Ohio and Dallas, Texas loan prepayments and the principal prepayments received on the Toledo, Ohio loan in the prior fiscal year were used to reduce bank borrowings. The effect of reduced borrowing levels more than offset the effect of higher prime lending rates in the current year quarter.

Interest expense on the note payable to related party increased due to higher prime lending rates in the current year period.

The fee to investment advisor decreased in the current year due to the lower level of net investment in mortgage loans.

Other operating expenses decreased in the current period due to lower levels of legal and professional expense. Such expenses were greater than normal in the prior year period due to a higher level of legal activity.

Liquidity
- ---------

To maintain tax-exempt status, the Trust is required to distribute at least 95% of its taxable income to its shareholders. It is currently the policy of the Trust to distribute sufficient dividends to maintain its tax-exempt status. As a result of the substantial net loss in fiscal 1993, the Trust has available approximately $4.6 million of net operating loss carryforwards for income tax purposes. The loss carryforwards can be used to reduce future dividend payment requirements and still allow the Trust to maintain its tax-exempt status. The Trustees will assess the level of dividends to be declared on a quarterly basis.

For the three months ended April 30, 1995 as compared to the prior year period, net cash provided by operating activities increased due to a lower level of net cash payments for operating costs of the Chicago property resulting from the receipt of $300,000 for reimbursement of building repairs and maintenance expenses. The reimbursement was accrued at January 31, 1995 but not received until February. These factors more than offset the effect of prepayment and other income recognized in the prior year quarter on the Akron, Ohio loan prepayment and the current year reduction in interest income.

Cash from investing activities decreased considerably in the three-month period ended April 30, 1995 due to the Akron, Ohio wrap-around mortgage loan prepayment in the prior year quarter. The Trust's net investment in the loan was approximately $7,400,000 at the time of prepayment. In addition, the Trust increased expenditures for tenant improvements at the Chicago property in the current year quarter.

Cash used for financing activities decreased as the proceeds received from the Akron, Ohio wrap-around mortgage loan prepayment were utilized to reduce bank borrowings in the prior year quarter. Also, dividends paid increased as the Trustees declared and paid a higher dividend in the quarter ended April 30, 1995 than in the prior year.

In connection with the Trust's wrap-around loans, while the entire debt service is received in cash, the Trust is obligated to the borrower to make debt service payments on the underlying indebtedness. Additionally, the Trust must fund any operating deficits of the Chicago property until such time as it is sold. The Trust's primary sources of funds are a bank credit agreement in the amount of $22,000,000 until August 1, 1995, at which time availability will be reduced to $10,000,000, repayments of mortgage loans receivable and rental revenue from the Chicago property. The credit agreement is used to provide the Trust with a source of funds when payments due on loans underlying the Trust's wrap-around loans are in excess of the payments due the Trust, to fund any operating deficits of the Chicago property or to fund losses such as experienced in the fiscal year ended January 31, 1993. The credit agreement expires in July 1996. As of April 30, 1995, the Trust had available $10,090,000 under the credit agreement.

Inflation
- ---------

Generally, inflation affects the Trust as it affects its borrowers and the underlying real estate collateral. This type of collateral traditionally has been able to sustain itself during periods of inflation.

             FORM 10-Q - PART II:  OTHER INFORMATION
             ---------------------------------------

  Items 1 through 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.


ITEM 4:    Submission of Matters to a Vote of Security Holders
- -------    ---------------------------------------------------

(a)    The Trust's Annual Meeting of Shareholders was held May
       15, 1995.

(b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 1996:

           James H. Berick
           Alan M. Krause
           Alvin M. Kendis
           Frank L. Kennard
           Samuel S. Pearlman

(c) The Election of Trustees was the only matter voted on at the annual meeting of shareholders:

       Trustee Name        Votes For         Abstentions
       ------------        ---------         -----------
       James H. Berick      869,420            17,290
       Alan M. Krause       868,720            17,790
       Alvin M. Kendis      863,720            22,590
       Frank L. Kennard     864,520            22,190
       Samuel S. Pearlman   864,620            22,090


ITEM 6:    Exhibits and reports on Form 8-K
- ------     --------------------------------

(a)        Exhibit
           Number      Exhibit
           ------      -------

             27        Financial Data Schedule(1)

(b) No Reports on Form 8-K have been filed during the quarter for which this report is filed.



_____________________
    (1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





June 13, 1995.                                          REALTY ReFUND TRUST
                                                 -------------------------------
                                                          (Registrant)



                                                 By

                                                 /s/ Alan M. Krause
                                                 -------------------------------
                                                          Alan M. Krause
                                                             Chairman



                                                 And By

                                                 /s/ James H. Berick
                                                 -------------------------------
                                                          James H. Berick
                                                      President and Principal
                                                         Financial Officer