Form 10-Q
period 1995-07-31
REALTY REFUND TRUST
filed 1995-09-13
CIK 82473

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended July 31, 1995
                                       -------------

[   ]   Transition pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period from                    to
                                       ------------------    -----------------

Commission File Number                          1-7062
                         -----------------------------------------------------

                             REALTY REFUND TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its chart)

            Ohio                                            34-6647590
--------------------------------------------------------------------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                              1385 Eaton Center
                             1111 Superior Avenue
                               Cleveland, Ohio                  44114

--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (216) 771-7663
                                                        -----------------------

                                     N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No      N/A
                                               ---     ---      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes     No     N/A
                            ---    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.        1,020,586
                                                 ----------------------------

                             REALTY ReFUND TRUST
                             -------------------


                        PART I. FINANCIAL INFORMATION
                        -----------------------------

                                                        REALTY ReFUND TRUST
                                                        -------------------

                                                             UNAUDITED
                                                             ---------


                                                          BALANCE SHEETS
                                                          --------------

                                                    JULY 31 AND TANUARY 31, 1995
                                                    ----------------------------

                                                              ASSETS
                                                              ------
                                                                              July 31,      January 31,
                                                                            -----------     -----------
                                                                            (Unaudited)      (Audited)
INVESTMENTS:
  Loans receivable                                                          $21,580,147     $24,476,670
  Loan receivable from related party, net of valuation
    allowance of $5,000,000 at July 31, 1995                                  5,699,689      11,033,109
CASH                                                                             16,639          39,073

INTEREST RECEIVABLE AND OTHER ASSETS                                            767,702         966,247

REAL ESTATE HELD FOR SALE, net of accumulated
  depreciation and amortization of $569,000 and
  $360,000 at July 31, 1995 and January 31, 1995,
  respectively                                                                8,778,397       8,650,257
                                                                            -----------     -----------
                                                                            $36,842,574     $45,165,356
                                                                            ===========     ===========

        LIABILITIES AND SHAREHOLDERS' EOUITY
        ------------------------------------

LIABILITIES:
  Loan payable underlying wrap-around mortgage                              $ 7,478,416     $10,264,669
  Loan payable underlying wrap-around mortgage to
    related party                                                             3,498,897       3,832,317
  Note payable to bank                                                       12,035,000      11,810,000
  Note payable to related party                                               4,750,000       5,000,000
  Deposits and accrued expenses                                               1,532,289       1,543,828
                                                                            -----------     -----------
        Total liabilities                                                    29,294,602      32,450,814
                                                                            -----------     -----------

SHAREHOLDERS' EQUITY:
  Shares of beneficial interest without par value;
   unlimited authorization; 1,020,586 shares
   outstanding at July 31 and January 31, 1995                                7,547,972      12,714,542
                                                                            -----------     -----------
                                                                            $36,842,574     $45,165,356
                                                                            ===========     ===========

The accompanying notes are an integral part of these balance sheets.

                                                        REALTY ReFUND TRUST
                                                        -------------------

                                                             UNAUDITED
                                                             ---------

                                                       STATEMENTS OF INCOME
                                                       --------------------

                                         FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994
                                         -------------------------------------------------
                                                                              1995            1994
                                                                           -----------     ----------
REVENUES:
  Interest income from loans receivable                                   $    638,410    $   716,496
  Interest income from loan receivable from related
    party                                                                      237,784        291,528
  Rental revenue from real estate held for sale                                574,401        574,825
                                                                           -----------     ----------
                                                                             1,450,595      1,582,849
                                                                           -----------     ----------

EXPENSES:
  Provision for writedown of loan receivable from
    related party                                                            5,000,000              -
  Interest on loans underlying wrap-around mortgages                           170,577        289,712
  Interest on loan underlying wrap-around mortgage to
    related party                                                               53,770         63,656
  Interest on note payable to bank                                             232,152        148,548
  Interest on note payable to related party                                    110,431         91,528
  Fee to related party investment advisor                                       47,320         52,450
  Operating expenses of real estate held for sale                              577,419        584,345
  Depreciation of building held for sale                                        64,066         60,500
  Amortization of tenant improvements and deferred
    leasing commissions                                                         52,505         12,255
  Other operating expenses                                                      41,810        132,026
                                                                           -----------     ----------
                                                                             6,350,050      1,435,020
                                                                           -----------     ----------
NET INCOME (LOSS)                                                          $(4,899,455)    $  147,829
                                                                           ===========     ==========

NET INCOME (LOSS) PER SHARE                                                     $(4.80)          $.14
                                                                                ======          =====

CASH DIVIDENDS PER SHARE DECLARED                                                $ .10           $.20
                                                                                ======          =====

The accompanying notes are an integral part of these statements.

                                                        REALTY ReFUND TRUST
                                                        -------------------

                                                             UNAUDITED
                                                             ---------

                                                       STATEMENTS OF INCOME
                                                       --------------------

                                          FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1994
                                          -----------------------------------------------
                                                                              1995           1994
                                                                          -----------     ----------
REVENUES:
  Interest income from loans receivable                                   $ 1,289,327     $1,785,119
  Interest income from loan receivable from related
    party                                                                     472,095        595,573
  Rental revenue from real estate held for sale                             1,104,235      1,131,022
                                                                          -----------     ----------
                                                                            2,865,657      3,511,714
                                                                          -----------     ----------

EXPENSES:
  Provision for writedown of loan receivable from
    related party                                                           5,000,000            -
  Interest on loans underlying wrap-around mortgages                          366,125        721,674
  Interest on loan underlying wrap-around mortgage
    loan to related party                                                     110,069        129,693
  Interest on note payable to bank                                            454,816        381,972
  Interest on note payable to related party                                   220,868        167,847
  Fee to related party investment advisor                                     121,152        144,665
  Operating expenses of real estate held for sale                           1,082,143      1,091,383
  Depreciation of building held for sale                                      126,349        121,000
  Amortization of tenant improvement and deferred
    leasing commissions                                                        93,867         23,734
  Other operating expenses                                                     48,584        355,756
                                                                          -----------     ----------
                                                                            7,623,973      3,137,724
                                                                          -----------     ----------
NET INCOME (LOSS)                                                         $(4,758,316)    $  373,990
                                                                          ===========     ==========

NET INCOME (LOSS) PER SHARE                                                    $(4.66)          $.37
                                                                               ======         ======

CASH DIVIDENDS PER SHARE DECLARED                                                $.30           $.40
                                                                               ======         ======

The accompanying notes are an integral part of these statements.

                                                        REALTY ReFUND TRUST
                                                        -------------------

                                                             UNAUDITED
                                                             ---------

                                                     STATEMENTS OF CASH FLOWS
                                                     ------------------------

                                          FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1994
                                          -----------------------------------------------
                                                                              1995             1994
                                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                                        $ 1,758,397      $ 2,375,580
  Interest paid                                                             (1,160,454)      (1,461,980)
  Cash payments to investment advisor and other
    suppliers                                                                 (340,888)        (432,496)
  Rental revenue received from real estate held for sale                     1,084,028        1,113,031
  Cash payments for operating costs of real estate held
    for sale                                                                  (703,508)      (1,075,373)
                                                                           -----------      -----------
        Net cash provided by operating activities                              637,575          518,762
                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on mortgage loans receivable                           3,229,943       19,177,410
  Principal payments on mortgage loans payable                              (3,119,673)      (8,940,332)
  Investment in mortgage loan receivable                                           -         (2,050,000)
  Payments for tenant improvements                                            (337,025)         (54,929)
                                                                           -----------      -----------

        Net cash (used for) provided by investing
          activities                                                          (226,755)       8,132,149
                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on note payable to related party                          (250,000)             -
  Net bank borrowings (repayments)                                             225,000       (8,065,000)
  Payment of cash dividends                                                   (408,254)        (387,823)
                                                                           -----------      -----------

        Net cash used for financing activities                                (433,254)      (8,452,823)
                                                                           -----------      -----------

NET (DECREASE) INCREASE IN CASH                                                (22,434)         198,088

CASH BALANCE AT BEGINNING OF PERIOD                                             39,073           50,474
                                                                           -----------      -----------

CASH BALANCE AT END OF PERIOD                                              $    16,639      $   248,562
                                                                           ===========      ===========

                                                                          1995             1994
                                                                       -----------     ------------
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income (loss)                                                  $(4,758,316)    $    373,990
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities-
      Provision for writedown of loan receivable from
       related party                                                     5,000,000
      Depreciation                                                         126,349          121,000
      Amortization of tenant improvements, deferred
        leasing commissions and deferred financing
        costs                                                               93,867           62,683
      Amortization of deferred loan fees                                    (9,000)         (18,234)
      Deferral of interest income                                              -           (137,651)
      Decrease in interest receivable and other assets                     187,213          143,184
      Decrease in deposits and accrued expenses                             (2,538)         (26,210)
                                                                       -----------     ------------
                                                                       $   637,575     $    518,762
                                                                       ===========     ============

The accompanying notes are an integral part of these statements.

                             REALTY ReFUND TRUST
                             -------------------

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                   ---------------------------------------

                            JULY 31, 1995 AND 1994
                            ----------------------

1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of July 31, 1995, and the results of its operations and cash flows for the six-month periods ended July 31, 1995 and 1994. Such adjustments are of a normal recurring nature.

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

2. DIVIDEND DECLARATION:
   ---------------------

On August 15, 1995, the Trustees declared a distribution, payable on September 15, 1995, in the amount of 10 cents per share of beneficial interest.

3. NET INCOME (LOSS) PER SHARE:
   ----------------------------

Net income (loss) per share has been computed based on the weighted average number of shares outstanding. Net income (loss) per share for the three and six months ended July 31, 1995 and 1994, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At July 31, 1995 and 1994, there were 1,020,586 shares of beneficial interest outstanding.

4. PRIOR YEAR RECLASSIFICATION:
   ----------------------------

Certain prior year amounts have been reclassified to conform with current year presentation.

5. TOLEDO, OHIO INVESTMENT:
   ------------------------

In July 1995, the Trust recorded a $5,000,000 loss provision on its investment in the Toledo, Ohio wrap-around mortgage loan. The commercial building securing the loan is owned by a partnership of which a corporation owned by the Chairman of the Trust is the general partner. The owner of the property is negotiating to sell the property to an unrelated third-party for approximately $6,000,000. As the Trust's loan was made on a nonrecourse basis, the Trust has written down its investment to reflect the proposed sale price of the property and the estimated net proceeds to be received by the Trust as repayment of its loan.

6. SUBSEOUENT EVENT:
   -----------------

In August 1995, the Sarasota and Orlando, Florida mortgage loan was retired at its maturity date and the Saginaw, Michigan loan was prepaid. The Trust's aggregate investment in these loans was $5,742,000 at July 31, 1995. The proceeds received by the Trust on these loan repayments were utilized to reduce outstanding bank borrowings.

7. NOTE PAYABLE TO BANK:
   ---------------------

In light of the repayments of mortgage loans receivable discussed in Note 6 and the loss incurred on the Toledo, Ohio investment discussed in Note 5, the Trust's lending bank has indicated its agreement to reduce the Trust's minimum required net worth, as defined in the credit agreement, to $12,000,000 and to make up to $1,500,000 available to the Trust for working capital upon satisfaction of certain specified conditions.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
And Results of Operations
-------------------------

In July 1995, the Trust recorded a loss provision of $5,000,000 on its investment in the Toledo, Ohio wrap-around mortgage loan. The owner of the property and borrower from the Trust, Riverview Tower Limited Partnership, a related party, is negotiating to sell the property to an unrelated party for approximately $6,000,000. As the Trust's loan was made on a nonrecourse basis, the Trust has written down its investment to reflect the proposed sales price to the property and the estimated net proceeds to be received by the Trust on its investment.

Interest income on mortgage loans receivable decreased during the three- and six-month periods ended July 31, 1995 as compared to the corresponding periods of 1994 due to the prepayments of the Akron, Ohio and Dallas, Texas wrap-around mortgage loans in April and May 1994, respectively, prepayments and other income of $147,000 and $43,000 earned in the prior year periods, respectively; principal prepayments of $2,200,000 received on the Toledo, Ohio wrap-around mortgage loan in fiscal 1995 and the normal amortization of mortgage loan balances. Interest expense on mortgage loans payable decreased in the 1995 periods as compared to 1994 due to the prepayments of the loans underlying the Akron, Ohio and Dallas, Texas wrap-around loan investments and the normal amortization of mortgage loan balances.

During the three- and six-months ended July 31, 1995, the Chicago property incurred net operating losses of approximately $120,000 and $198,000, inclusive of depreciation and amortization charges totaling $117,000 and $220,000, respectively. For the prior year three- and six-month periods, the Chicago property incurred net operating losses of approximately $82,000 and $105,000 inclusive of depreciation and amortization charges totaling $73,000 and $145,000, respectively. Rental revenue decreased approximately $27,000 for the six-months ended July 31, 1995 as compared to the prior year period due to lease expirations. The impact of prior lease expirations has been offset in the second quarter of the current year by new lease agreements entered into by new or existing tenants resulting in rental revenue being comparable between periods for the three months ended July 31. Operating expenses of the Chicago property remained relatively constant between periods. Amortization of tenant improvements and deferred leasing commissions increased due to increased investments in tenant improvements and higher levels of leasing commissions paid. These expenditures have increased in connection with both the obtaining of new tenants and the renewal of leases with existing tenants.

Average bank borrowing levels were considerably lower in the current year periods as the proceeds received in the prior year in connection with the Akron, Ohio and Dallas, Texas loan prepayments and the principal prepayments received on the Toledo, Ohio loan in the prior fiscal year were used to reduce bank borrowings. However, the effect of reduced borrowing levels was more than the offset by the effect of higher bank interest rates in the current year periods.

Interest expense on the notes payable to related party increased due to higher prime lending rates in the current year period.

The fee to investment advisor decreased in the current year periods due to the reduction in the Trust's investment in mortgage loans.

Other operating expenses decreased in the current year periods due to lower levels of legal and professional expense. Such expenses were greater than normal in the prior year periods due to a higher level of legal activity.

Liquidity
---------

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

For the six months ended July 31, 1995 as compared to the prior year period, net cash provided by operating activities increased due to a lower level of cash payments for operating costs of the Chicago property resulting from the receipt of $300,000 for reimbursement of building repairs and maintenance expenses.
The reimbursement was accrued at January 31, 1995 but not received until February. These factors more than offset the effect of prepayment and other income recognized in the prior year on the Akron, Ohio and Dallas, Texas loan prepayments and the current year reduction in interest income.

Cash from investing activities decreased considerably in the current year period due to the Akron, Ohio and Dallas, Texas wrap-around mortgage loan prepayments in the prior year. The Trust's aggregate net investment in these loans was approximately $8,800,000. The Trust made no new loan investments in the six-month period ended July 31,1995. In addition, the Trust increased expenditures for tenant improvements at the Chicago property in the current year.

Cash used for financing activities decreased as the proceeds received from the Akron, Ohio and Dallas, Texas wrap-around mortgage loan prepayments were utilized to reduce bank borrowings in the prior year period. Pursuant to the terms of the note, the Trust made principal payments of $250,000 on the note payable to related party during the six-month period ended July 31, 1995.

In August 1995, the Sarasota and Orlando, Florida mortgage loan was retired at its maturity and the Saginaw, Michigan loan was prepaid. The Trust's aggregate investment in these loans was $5,742,000 at July 31, 1995. The proceeds received by the Trust on these loan repayments were utilized to reduce bank borrowings. Upon the application of such loan repayments, the Trust had bank borrowings of $6,670,000 outstanding at August 31, 1995.

In connection with the Trust's wrap-around loans, while the entire debt service is received in cash, the Trust is obligated to the borrower to make debt service payments on the underlying indebtedness. Additionally, the Trust must fund any operating deficits of the Chicago property until such time as it is sold. The Trust's primary sources of funds are a bank credit agreement in the amount of $22,000,000 until September 1, 1995, at which time availability will be reduced to $10,000,000, repayments of mortgage loans receivable and rental revenue from the Chicago property. The credit agreement is used to fund any operating deficits of the Chicago property and for working capital. The credit agreement expires in July 1996. In light of the repayments of mortgage loans receivable and the loss on the Toledo, Ohio investment, the Trust's lending bank has indicated its agreement to reduce the Trust's minimum required net worth (as defined in the credit agreement) to $12,000,000 and to make up to $1,500,000 available to the Trust for working capital upon satisfaction of certain specified conditions.

Inflation
---------

Generally, inflation affects the Trust as it affects its borrowers and the underlying real estate collateral. This type of collateral traditionally has been able to sustain itself during periods of inflation.

                   FORM 10-Q -- PART II: OTHER INFORMATION
                   ---------------------------------------



Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

ITEM 6:               Exhibits and Reports on Form 8-K
-------      ------------------------------------------------------------
  (a)        Exhibit
             Number        Exhibit
             ------        -------

              27           Financial Data Schedule 1

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.




-----------
     1 Filed only in electronic format pursuant to Item 60(b)(27) of Regulation S-K.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


September 13, 1995.                             REALTY ReFUND TRUST
                                            -----------------------------
                                                    (Registrant)

                                            By

                                            /s/ Alan M. Krause
                                            -----------------------------
                                                  Alan M. Krause
                                                     Chairman

                                            /s/ James H. Berick
                                            -----------------------------
                                                  James H. Berick
                                                     President
                                                   and Principal
                                                  Financial Officer