Form 10-Q
period 1995-10-31
REALTY REFUND TRUST
filed 1995-12-14
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended October 31, 1995

/  /    Transition pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period from                    to
                                       ------------------    -------------------

Commission File Number                     1-7062
                      ----------------------------------------------------------


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
   Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes     X        No
N/A                                                 -------        ------
    -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes             No          N/A    X
                                  ------        -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 1,020,586
---------------------------------------------------------------

                              REALTY ReFUND TRUST
                              -------------------

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                              REALTY ReFUND TRUST
                              -------------------

                                 BALANCE SHEETS
                                 --------------

                        OCTOBER 31 AND JANUARY 31, 1995
                        -------------------------------


                               ASSETS
                               ------

                                                                        October 31,     January 31,
                                                                       ------------   -------------
                                                                        (Unaudited)      (Audited)
INVESTMENTS:
  Loans receivable                                                       $14,392,584     $24,476,670
  Loan receivable from related party, net of valuation allowance of
    $5,000,000 at October 31, 1995                                         5,529,168      11,033,109


CASH                                                                          48,421          39,073

INTEREST RECEIVABLE AND OTHER ASSETS                                         698,434         966,247

REAL ESTATE HELD FOR SALE, net of accumulated depreciation and amortization of $678,000 and $360,000 at October 31, and
  January 31, 1995, respectively
                                                                           9,051,597       8,650,257
                                                                         -----------     -----------
                                                                         $29,720,204     $45,165,356
                                                                         ===========     ===========


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------


LIABILITIES:
  Loans payable underlying wrap-around mortgages                         $ 6,042,466     $10,264,669
  Loan payable underlying wrap-around mortgage to related party
                                                                           3,328,376       3,832,317
  Note payable to bank                                                     6,895,000      11,810,000
  Note payable to related party                                            4,625,000       5,000,000
  Deposits and accrued expenses                                            1,251,823       1,543,828
                                                                         -----------     -----------

Total liabilities                                                         22,142,665      32,450,814
                                                                         -----------     -----------
SHAREHOLDERS' EQUITY:
  Shares of beneficial interest without par value, unlimited authorization, 1,020,586 shares outstanding at October 31, and
    January 31, 1995                                                       7,577,539      12,714,542
                                                                         -----------     -----------
                                                                         $29,720,204     $45,165,356
                                                                         ===========     ===========



        The accompanying notes are an integral part of these statements.

                              REALTY ReFUND TRUST

                                   UNAUDITED


                            STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994


                                                                            1995          1994
                                                                       -----------   -----------
REVENUES:
  Interest income from loans receivable                                $   509,180   $   689,008
  Interest income from loan receivable from related party
                                                                           235,218       266,976
  Rental revenue from real estate held for sale                            609,142       595,268
                                                                       -----------   -----------
                                                                         1,353,540     1,551,252
                                                                       -----------   -----------

EXPENSES:
  Interest on loans underlying wrap-around mortgages                       140,183       265,106
  Interest on loan underlying wrap-around mortgage loan to related
    party                                                                   51,204        61,241
  Interest on note payable to bank                                         136,371       193,641
  Interest on note payable to related party                                105,365        97,987
  Fee to related party investment advisor                                   73,441        74,951
  Operating expenses of real estate held for sale                          523,994       605,303
  Depreciation of building held for sale                                    69,601        60,500
  Amortization of tenant improvements and deferred leasing
    commissions                                                             49,348        27,146
  Other operating expenses, net                                             72,407        21,895
                                                                       -----------   -----------
                                                                         1,221,914     1,407,770
                                                                       -----------   -----------

NET INCOME                                                             $   131,626   $   143,482
                                                                       ===========   ===========

NET INCOME PER SHARE                                                     $  .13         $ .14
                                                                         =======        ======

CASH DIVIDENDS PER SHARE DECLARED                                         $ .10         $ .20
                                                                         ======         ======



        The accompanying notes are an integral part of these statements.

                              REALTY ReFUND TRUST
                              -------------------

                                   UNAUDITED
                                   ---------

                            STATEMENTS OF OPERATIONS
                            -------------------------

              FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
              ---------------------------------------------------


                                                                           1995             1994
                                                                       -----------      ------------
REVENUES:

  Interest income from loans receivable                                 $1,798,507        $2,474,127
  Interest income from loan receivable from related party                  707,313           862,549
  Rental revenue from real estate held for sale                          1,713,377         1,726,290
                                                                       -----------       -----------
                                                                         4,219,197         5,062,966
                                                                       -----------       -----------

EXPENSES:
  Provision for writedown of loan receivable from related party          5,000,000              -
  Interest on loans underlying wrap-around mortgages                       506,308           986,780
  Interest on loan underlying wrap-around mortgage loan to related
    party                                                                  161,273           190,934
  Interest on note payable to bank                                         591,187           575,613
  Interest on note payable to related party                                326,232           265,834
  Fee to related party investment advisor                                  194,594           219,616
  Operating expenses of real estate held for sale                        1,606,137         1,672,952
  Depreciation of building held for sale                                   195,950           181,500
  Amortization of tenant improvements and deferred leasing
    commissions                                                            143,215            50,880
  Other operating expenses, net                                            120,991           401,385
                                                                       -----------       -----------
                                                                         8,845,887         4,545,494
                                                                       -----------       -----------

NET INCOME (LOSS)                                                      $(4,626,690)      $   517,472
                                                                       ===========       ===========

NET INCOME (LOSS) PER SHARE                                               $(4.53)            $.51
                                                                          =======           =====

CASH DIVIDENDS PER SHARE DECLARED                                         $  .40            $.60
                                                                         =======           =====


        The accompanying notes are an integral part of these statements.

                              REALTY ReFUND TRUST
                              -------------------

                                   UNAUDITED
                                   ---------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
              ---------------------------------------------------


                                                                              1995          1994
                                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received on mortgage loans receivable                         $  2,557,754   $  3,307,532
  Interest paid                                                            (1,617,170)    (2,080,106)
  Cash payments to investment advisor and other suppliers                    (721,290)      (647,346)
  Rental revenue received from real estate held for sale                    1,675,507      1,703,442
  Cash payments for operating expenses of real estate held for sale
                                                                           (1,227,416)    (1,574,227)
                                                                          -----------    -----------

        Net cash provided by operating activities                             667,385        709,295
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected on mortgage loans receivable                         10,588,027     20,732,213
  Principal payments on mortgage loans payable                             (4,726,144)   (10,425,257)
  Payments for tenant and building improvements                              (719,607)      (544,997)
  Investment in mortgage loan receivable                                        -         (2,050,000)
                                                                          -----------    -----------

        Net cash provided by investing activities                           5,142,276      7,711,959
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable to related party                        (375,000)          -
  Net bank repayments                                                      (4,915,000)    (7,690,000)
  Payment of cash dividends                                                  (510,313)      (591,940)
                                                                          -----------    -----------

        Net cash used for financing activities                             (5,800,313)    (8,281,940)
                                                                          -----------    -----------

NET INCREASE IN CASH                                                            9,348        139,314

CASH AT BEGINNING OF PERIOD                                                    39,073         50,474
                                                                          -----------    -----------

CASH AT END OF PERIOD                                                       $  48,421   $    189,788
                                                                          ===========   ============

                                                                               1995           1994
                                                                           -----------    -----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
    Net income (loss)                                                      $(4,626,690)   $   517,472
    Adjustments to reconcile net income (loss) to net cash provided by operating activities-
        Provision for writedown of loan receivable from related party        5,000,000           -
        Depreciation of building held for sale                                 195,950        181,500
        Amortization of deferred financing, leasing commission and tenant
          improvement costs                                                    143,215         89,829
        Amortization of deferred loan fees                                     (13,500)       (22,734)
        Deferral of interest income                                               -          (137,651)
        Decrease in interest receivable and other assets                       246,915         67,111
        (Decrease) increase in deposits and accrued expenses
                                                                              (278,505)        13,768
                                                                           -----------    -----------
                                                                           $   667,385    $   709,295
                                                                           ===========    ===========


        The accompanying notes are an integral part of these statements.

                              REALTY ReFUND TRUST
                              -------------------

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

                           OCTOBER 31, 1995 AND 1994
                           -------------------------


1. BASIS OF PRESENTATION:
   ---------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of October 31, 1995, and the results of its operations and cash flows for the nine-month periods ended October 31, 1995 and 1994. Such adjustments are of a normal recurring nature.

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

2. DIVIDEND DECLARATION:
   --------------------

On November 15, 1995, the Trustees declared a distribution, payable on December 15, 1995, in the amount of .10 cents per share of beneficial interest.

3. NET INCOME (LOSS) PER SHARE:
   ---------------------------

Net income (loss) per share has been computed based on the weighted average number of shares outstanding. Net income (loss) per share for the three and nine months ended October 31, 1995 and 1994, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At October 31, 1995 and 1994, there were 1,020,586 shares of beneficial interest outstanding.

4. PRIOR YEAR RECLASSIFICATION:
   ---------------------------

Certain prior year amounts have been reclassified to conform with current year presentation.

5. TOLEDO, OHIO INVESTMENT:
   -----------------------

In July 1995, the Trust recorded a $5,000,000 loss provision on its investment in the Toledo, Ohio wrap-around mortgage loan. The commercial building securing the loan is owned by a partnership of which a corporation owned by the Chairman of the Trust is the general partner. The owner of the property is negotiating to sell the property to an unrelated third-party. As the Trust's loan was made on a nonrecourse basis, the Trust has written down its investment to reflect the estimated sale price of the property and the estimated net proceeds to be received by the Trust as repayment of its loan. As the Trust continues to receive, on a timely basis, all required monthly payments of principal and interest on the mortgage loan, interest income continues to be recognized based on the contractual terms of the mortgage loan.

6. NOTE PAYABLE TO BANK:
   --------------------

In light of the repayments of the Sarasota and Orlando, Florida mortgage loan and the Saginaw, Michigan loan in August 1995 and the loss incurred on the Toledo, Ohio investment discussed in Note 5, the Trust's lending bank has indicated its agreement to reduce the Trust's minimum required net worth, as defined in the credit agreement, to $12,000,000 and to make up to $1,500,000 available to the Trust for working capital upon satisfaction of certain specified conditions.

Management's Discussion and Analysis of Financial
Condition and Results of Operation
-------------------------------------------------

In July 1995, the Trust recorded a loss provision of $5,000,000 on its investment in the Toledo, Ohio wrap-around mortgage loan. The owner of the property and borrower from the Trust, Riverview Tower Limited Partnership, a related party, is negotiating to sell the property to an unrelated third party. As the Trust's loan was made on a nonrecourse basis, the Trust has written down its investment to reflect the estimated sales price of the property and the estimated net proceeds to be received by the Trust on its investment.

Interest income on mortgage loans receivable decreased during the three- and nine-month periods ended October 31, 1995, as compared to the corresponding periods of 1994 due to the prepayments of the Akron, Ohio and Dallas, Texas wrap-around mortgage loans in April and May 1994, respectively, principal prepayments of $2,200,000 received on the Toledo, Ohio wrap-around mortgage loan in fiscal 1995, principal prepayment of $2,000,000 received on the Saginaw, Michigan loan in the current year, the maturity of the Sarasota and Orlando, Florida loan in August 1995 and the normal amortization of mortgage loan balances. In addition, the prior year three- and nine-month periods included prepayment and other income of $147,000 and $43,000, respectively, as compared to $59,000 for both corresponding periods of the current fiscal year. Interest expense on mortgage loans payable decreased in the current year periods as compared to prior year periods due to the prepayments of the loans underlying the Akron, Ohio and Dallas, Texas wrap-around loan investments and the normal amortization of mortgage loan balances.

During the three- and nine-month periods ended October 31, 1995, the Chicago property incurred net operating losses of approximately $34,000 and $232,000, inclusive of depreciation and amortization charges totaling $119,000 and $339,000, respectively. For the prior year three- and nine-month periods, the Chicago property incurred net operating losses of approximately $98,000 and $179,000 inclusive of depreciation and amortization charges totaling $88,000 and $232,000, respectively. Rental revenue decreased approximately $13,000 for the nine months ended October 31, 1995, as compared to the prior year period due to lease expirations. The impact of prior lease expirations has been offset in the third quarter of the current year by new lease agreements entered into by new or existing tenants resulting in an increase in rental revenue for the three months ended October 31, 1995, as compared to the prior year period. Operating expenses of the Chicago property decreased between periods due to a reduction in repairs and maintenance expense. Amortization of tenant improvements and deferred leasing commissions increased due to increased investments in tenant improvements and higher levels of leasing commissions paid. These expenditures have increased in connection with both the obtaining of new tenants and the renewal of leases with existing tenants.

Average bank borrowing levels were considerably lower in the current year periods as the proceeds received in the current and prior year in connection with various loan prepayments were used to reduce bank borrowings. As a result, interest expense on the note payable to bank decreased in the three-month period ended October 31, 1995 as compared to the prior year period. However, due to the timing of the various loan prepayments, the effect of reduced borrowing levels was more than offset by the effect of higher bank interest rates in the nine-month period ended October 31, 1995 as compared to the corresponding prior year period.

Interest expense on the notes payable to related party increased due to higher prime lending rates in the current year period.

The fee to investment advisor decreased in the current year periods due to the reduction in the Trust's investment in mortgage loans.

Other operating expenses decreased in the nine-month period ended October 31, 1995 as compared to the prior year due to lower levels of legal and professional expense. Such expenses were greater than normal in the prior year period due to a higher level of legal activity.

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

For the nine-month period ended October 31, 1995, net cash provided by operating activities decreased as compared to the corresponding period of the prior year. The primary causes of the decrease were the reduction in interest collected on the Trust's investments in loans receivable and a decrease in the amount of prepayment and other income earned in the current year. As the Trust's loan investment portfolio was reduced considerably through loan principal repayments in the current and prior year, a much lower level of interest income was earned and collected in the current year. Partially offsetting factors were the reduced amount of interest paid on loans underlying wrap-around mortgage loan investments, reduced interest paid on bank borrowings due to lower levels of average borrowings, and the receipt of $300,000 for reimbursement of building repairs and maintenance expenses.

Cash flows from investing activities decreased considerably in the current year period due to the Akron, Ohio and Dallas, Texas wrap-around mortgage loan prepayments in the prior year. The Trust's aggregate net investment in these loans was approximately $8,800,000. In the current year period, the Sarasota and Orlando, Florida mortgage loan was retired at its maturity and the Saginaw, Michigan loan was prepaid. The Trust's aggregate investment in these loans was approximately $5,700,000. The Trust made no new loan investments in the nine-month period ended October 31, 1995. In addition, the Trust increased expenditures for tenant improvements at the Chicago property in the current year.

Cash used for financing activities decreased in the current year period due to the lower level of net proceeds received from the loan repayments being available to pay down bank borrowings. Pursuant to the terms of the note, the Trust made principal payments of $375,000 on the note payable to related party during the nine-month period ended October 31, 1995.

In connection with the Trust's wrap-around loans, while the entire debt service is received in cash, the Trust is obligated to the borrower to make debt service payments on the underlying indebtedness. Additionally, the Trust must fund any operating deficits of the Chicago property until such time as it is sold. The Trust's primary sources of funds are a bank credit agreement in the amount of $10,000,000, repayments of mortgage loans receivable and rental revenue from the Chicago property. The credit agreement is used to fund any operating deficits of the Chicago property and for working capital. The credit agreement expires in July 1996. In light of the repayments of mortgage loans receivable and the accrued loss on the Toledo, Ohio investment, the Trust's lending bank has indicated its agreement to reduce the Trust's minimum required net worth (as defined in the credit agreement) to $12,000,000 and to make up to $1,500,000 available to the Trust for working capital upon satisfaction of certain specified conditions.

Inflation
---------

Generally, inflation affects the Trust as it affects its borrowers and the underlying real estate collateral. This type of collateral traditionally has been able to sustain itself during periods of inflation.

                    FORM 10-Q -- PART II:  OTHER INFORMATION
                    ----------------------------------------

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

ITEM 6:                    Exhibits and Reports on Form 8-K
-------  --------------------------------------------------------------------
 (a)        Exhibit
            Number              Exhibit
            ------              -------
             27                 Financial Data Schedule (1)


 (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



















------------------------
        (1) Filed only in electronic format pursuant to Item 601 (b) (27) of Regulation S-K.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




December 14, 1995                             REALITY ReFUND TRUST
                                        ----------------------------------
                                                  (Registrant)




                                        By  /s/ Alan M. Krause
                                           -------------------------------
                                                   Alan M. Krause
                                                     Chairman


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