Form 10-K
period 1996-01-31
REALTY REFUND TRUST
filed 1996-04-30
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


      (Mark One)

      [X]      Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required)

      For the fiscal year ended January 31, 1996

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from _______ to _______.

      Commission File No. 1-7062

                               REALTY REFUND TRUST
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          OHIO                                           34-6647590
- ---------------------------------              -------------------------------
(State or Other Jurisdiction                   (I.R.S. Employer Identification
of Incorporation or Organization)              Number)

1385 Eaton Center Cleveland, Ohio                                  44114
- ---------------------------------------        -------------------------------
(Address of Principal Executive Office)                          (ZIP Code)

                                 (216) 771-7663
- --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


      Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Exchange on Which Registered
- -------------------                    ------------------------------------

Shares of Beneficial
Interest                               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


                       [Cover Continued on Following Page]

                      [Cover Continued From Previous Page]


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 18, 1996: $ 5,432,864
                                    ---------

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of Registrant's Notice of Annual Meeting and Proxy Statement dated April 5, 1996, as supplemented by a Supplement to Proxy Statement dated April 11, 1996--Part III. The Trust Performance Graph contained in the Registrant's Notice of Annual Meeting and Proxy Statement dated April 5, 1996, as supplemented by a Supplement to Proxy Statement dated April 11, 1996, shall not be deemed incorporated by reference herein.

Portions of the Registrant's 1996 Annual Report--Parts I and II.

                                     PART I
                                     ------


Item 1.        BUSINESS.
               ---------

Introduction.
- -------------

               The Registrant is an unincorporated Ohio real estate investment trust under a Declaration of Trust dated April 28, 1971 and has elected to be taxed as a real estate investment trust, as that term is used in Sections 856-860 of the Internal Revenue Code.

               The Registrant historically has specialized in wrap-around mortgage lending, whereby the borrower is offered a total mortgage loan (the wrap-around loan), the principal amount of which loan equals the balance outstanding on an existing prior mortgage loan on the borrower's property, plus an additional amount supplied by the Registrant, on existing income-producing commercial, industrial and multi-unit residential real property. Typically, a wrap-around loan made by the Registrant is subordinate to the lien of the existing prior mortgage loan that remains on the property.

               In addition to mortgage investments, the Trustees in 1990 authorized the Registrant to pursue equity investments in shopping center, multi-family residential, office building, industrial and warehouse properties.

               The Registrant made no mortgage loans during the fiscal year ended January 31, 1996. Both of the Registrant's existing loans are scheduled to mature in fiscal year 1997. Accordingly, the Registrant in fiscal year 1996 retained Brown, Gibbons, Lang & Company, L.P., to review the options available to the Registrant in respect of the future operations of the Registrant. These options include the merger, sale or restructuring of the Registrant, new financing sources, both public and private, and the liquidation of the Registrant.

Wrap-Around Financing and Other Mortgage Loans.
- -----------------------------------------------

               Wrap-around financing is desirable for a borrower in those cases in which an existing mortgage has an interest rate below presently prevailing interest rates or in which replacing an existing mortgage is either prohibited entirely or involves a pre-payment penalty. The decline in recent years in prevailing interest rates coupled with the low cost of traditional refinancing has decreased significantly the desirability of wrap-around financing as a form of refinancing.

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

               In general, the income-producing properties which secure the Registrant's loans tend to be relatively large. As of January 31, 1996, the Registrant had investments in two wrap-around loans. The Registrant's original cash investments in these loans were $9,000,000 and $6,500,000.

               The following table sets forth the geographic distribution of the Registrant's loans as of January 31, 1996:

                        State                              Number of Loans
                        -----                              ---------------
                        Ohio                                          1
                        Texas                                         1

               A partnership in which an affiliate of Alan M. Krause, a Trustee and the Chairman and Co-Chief Executive Officer of the Registrant, is general partner accounted for 25.9% of the Registrant's loan investment portfolio (after consideration of the applicable valuation allowance) as of January 31, 1996. See "Properties - Toledo, Ohio". In general, the Registrant is not dependent upon a single borrower or a very few borrowers for making any future loans.

               As of January 31, 1996, the Registrant's loans receivable totalled $17,422,010, all of which represented loans secured by wrap-around mortgages. Loans payable underlying these wrap-around mortgages totalled $7,732,450. The Registrant's net investment in its loans receivable at January 31, 1996 totalled $9,689,560. Assuming that all of the mortgages remain in existence until their respective scheduled maturity dates in fiscal 1997, a total of $17,116,000 of these loans receivable would be payable to the Registrant in lump sum "balloon" payments at such maturities. The ability of a borrower to satisfy the obligation to pay the lump sum at maturity applicable to its property may be dependent upon the borrower's ability to obtain refinancing. For a detailed analysis of these totals and a description of the periodic payment terms and maturity dates of the Registrant's loans receivable as of January 31, 1996, see Note 10 of Notes to Financial Statements set forth on page 16 of the Registrant's 1996 Annual Report (Exhibit 13), which information is incorporated herein by reference.

Equity Investments.
- -------------------

               In July 1992, the Registrant, through a wholly-owned corporate subsidiary, took title in lieu of foreclosure to the leasehold estate in the Chicago office building upon which the Registrant previously had mortgage loans. At January 31, 1992, the Registrant's net investment in the Chicago office building was approximately $11,261,900, net of senior mortgage loans of approximately $942,000. The Registrant's investment was written down to $7,260,000, based upon the report of an independent real estate appraisal firm, with a corresponding charge to the Registrant's operations in the third quarter of fiscal 1993. In the first quarter of fiscal year 1994, the Registrant, through a wholly-owned corporate subsidiary, consummated the purchase of an 83% interest in the underlying fee simple estate in the property for approximately $897,000. In April 1996, the Registrant, through a wholly-owned corporate subsidiary, consummated the purchase of the remaining 17% interest in the underlying fee simple estate for approximately $275,000. Net book value for the Chicago office building, improvements and land as of January 31, 1996 (including a $3,000,000 valuation allowance established to reduce the carrying value of the property to its current estimated net realizable value) was $6,396,364. While the Registrant presently is operating the office building, its present intention is to seek a purchaser and not to hold the building as a long-term investment.

      The Registrant currently has no other equity investments in real estate. The Board of Trustees has authorized, and the Registrant's investment advisor is exploring opportunities for, equity investments by the Registrant, as well as mortgage loan opportunities, in shopping centers, multi-family residential, hospitality and other types of properties.

Competition and Inflation.
- --------------------------

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

Advisory Agreement And Advisor.
- -------------------------------

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

Lines Of Credit.
- ----------------

               The Registrant has an agreement with National City Bank (the "Bank") providing for a secured revolving line of credit. The loan agreement provides for borrowings at either the Bank's prime lending rate or a fixed rate equal to 1.5% over the LIBOR then in effect throughout the term of the loan agreement, which expires on July 31, 1996. Maximum availability under the line of credit is $7,000,000. Among other provisions, the loan agreement provides for a borrowing base equal to 83.3% of the Registrant's investments (as defined) and $3,000,000 of availability for working capital, with the remainder available for new investments. The loan agreement also provides that the Registrant cannot permit its net worth (including subordinated debt) to be less than $8,500,000 or its total debt (excluding wrap-around mortgages) and senior indebtedness to exceed 300% and 225%, respectively, of its net worth. At January 31, 1996, the Registrant had borrowed $6,295,000 under this line of credit.

               On March 16, 1993, the Registrant sold a $5,000,000 secured note (the "Note") to Mr. Krause at par. The Note bears interest at the prime lending rate of the Bank, and will mature on August 31, 1996. The Note is secured by a lien on the assets of the Registrant, which lien is subordinate to the prior lien of the Bank. In connection with the closing of the sale of the Note, the Registrant's Trustees received the written opinion of an independent investment banking firm that the terms of such sale were fair, from a financial point of view, to the other Shareholders of the Registrant. The proceeds of the sale of the Note were used to reduce the outstanding indebtedness of the Registrant to the Bank under its secured revolving line of credit. At March 18, 1996, the outstanding principal balance of the Note was $4,500,000.

Item 2.        PROPERTIES.
               -----------

               The Registrant maintains its headquarters in leased facilities in Cleveland, Ohio which it shares with the Advisor. The Registrant owns no real property other than the Chicago office building. See "Business-Equity Investments".

               The following is a detailed description of the property owned by the Registrant as well as the properties underlying each of the Registrant's mortgage loans. All of the information set forth below in respect of the Registrant's mortgage loans has been furnished by the respective borrowers. Financial information concerning the Chicago office building as well as the Registrant's wrap-around mortgages, including the mortgage loans underlying such wrap-around mortgages, is outlined in Notes 3, 4, 9, 10 and 12, respectively, to Notes to Financial Statements set forth on Pages 14 and 16, respectively, of the Registrant's 1996 Annual Report (Exhibit 13), which information hereby is incorporated by reference.

      1. CHICAGO, ILLINOIS - OFFICE BUILDING. This office building, known as The Carbide and Carbon Building, is located at 230 North Michigan Avenue in downtown Chicago, and is a thirty-eight story steel frame, concrete and stone structure. The building has a total rentable floor area of approximately 192,000 square feet and is approximately 64 years old. In the opinion of the Registrant's management, the building is covered adequately by insurance.

               The general market for office leasing in downtown Chicago is very competitive. According to the fourth quarter 1995 Building Owners and Managers Association of Chicago occupancy survey, the overall occupancy in the area where this building is located, the Central Business District/East Loop, was 79.77%, an increase of .35% since the fourth quarter of 1994 and .17% since the fourth quarter of 1993. Occupancy for Class C Buildings has decreased to approximately 82.6%. A Class C Building generally is described as an older building in need of some repair and/or renovation.

               The following table sets forth the average occupancy rate and average rent per square foot for this building as of December 31 for the years indicated:

                                  1995            1994              1993             1992              1991
                                  ----            ----              ----             ----              ----
Average Occupancy                 59.0%           61.0%             57.0%            55.0%             63.6%
Rate

Average Rent Per                 $15.50           $16.19            $15.99           $16.15            $16.35
Square Foot

               No tenant occupies 10% or more of the rentable square footage of the building. The following table sets forth further information concerning the office building leases:

Year of                 Number             Net                                        Percentage
Lease                   of                 Square              Annual                 of Gross
Expiration              Tenants            Feet                Rent                   Annual Rent
- ----------              -------            ----                ----                   -----------
1996                      18               16,732            $276,468.00                 15.33%
1997                      10               11,986            $196,692.00                 10.90%
1998                      19               39,040            $565,368.00                 31.34%
1999                       9               14,812            $269,112.00                 14.92%
2000                       6               16,369            $344,760.00                 19.11%
2001                       3                7,484            $134,940.00                  7.48%
2002                       0                  0              $     0                        0
2003                       1                105.9            $ 18,691.00                  1.04%
2004                       0                  0              $    0                         0
2005                       0                  0              $    0                         0

               For federal income tax purposes, the Registrant's tax basis in the building, improvements and land is $9,672,000 less accumulated depreciation on the building and improvements as of January 31, 1996 of $691,000. For federal income tax purposes, the Registrant depreciates the building and improvements using the straight line method over a life of 40 years.

               The real estate tax rate is $199.13 per $1,000 of assessed valuation. The current annual real estate taxes are $448,049.

      2. TOLEDO, OHIO - OFFICE BUILDING. This office building, known as The Fiberglas Tower, is located at 319 Madison Avenue, Toledo, Ohio, and is a thirty-story structure having a total rentable floor area of approximately 332,570 square feet. The building is owned by Riverview Tower Limited Partnership, a limited partnership of which an affiliate of Mr. Krause is a general partner. The building is 25 years old and was acquired by the borrower on July 31, 1985. In the opinion of the Registrant's management, the building is covered adequately by insurance.

               At January 31, 1996, the outstanding principal balance of the Registrant's loan was $4,506,055 (net of a valuation allowance of $5,000,000) and interest accrued thereon at 8.70%. This loan is payable in monthly installments of approximately $128,000 until maturity thereof on December 31, 1996, at which time the entire principal sum including unpaid interest will be due. In connection with the extension of such loan maturity to December 31, 1996, the Borrower was required to make principal payments of $1,350,000, $850,000 and $850,000 in June 1994, January 1995 and January 1996, respectively.

               The Owens-Corning Corporation ("Owens"), a manufacturer of fiberglass products, occupies 100% of the building's office space under leases dated May 1, 1967 and April 30, 1981, respectively and a lease amendment and extension agreement dated June 4, 1994 (collectively, the "Owens Lease"). Pursuant to the Owens Lease and two additional agreements for basement storage space, Owens leases the entire rentable floor area of the building at an annual base rent of $2,261,000. The initial term of the Owens Lease expired on December 31, 1994; however, Owens and the borrower have negotiated an extension of such lease until December 31, 1996 with two six-month renewal options. In October 1993, Owens announced that it would be relocating from the building to another facility. Relocation is expected to be completed in 1996. Such relocation, when it occurs, will impact directly the borrower's ability to meet timely its loan obligations to the Registrant. In the event that the borrower defaults in its obligations to the Registrant, the Registrant may be faced with a write-down of this investment. The borrower is unable to determine competitive conditions affecting office space which might exist at the time Owens relocates from this building. In view of the fact that such loan was made on a non-recourse basis, the Registrant has established a valuation allowance to reflect the Registrant's current estimate of the net proceeds of a sale of the building.

               The following table sets forth the average occupancy rate and average rent per square foot as of December 31 for the years indicated:

                                   1995           1994              1993             1992              1991
                                   ----           ----              ----             ----              ----

Average Occupancy                  100%           100%              99%               99%               99%
  Rate

Average Rent Per                   $17.29         $22.43            $11.81            $12.07            $11.62
  Square Foot

               For federal income tax purposes, the borrower's tax basis in the property is $16,705,077, less accumulated depreciation as of December 31, 1995 equal to $9,598,758. The borrower depreciates the building using the straight-line method over a life of 19 years. The borrower also depreciates various building improvements using the straight line method over lives of 10 years.

               The effective real estate tax rate is $65.68 per $1,000 of assessed valuation. The current annual real estate taxes are $286,871.

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

               At January 31, 1995, the outstanding principal balance of the Registrant's loan was $12,915,955 and interest accrued thereon at 11.4%. This loan is payable in monthly installments of principal and interest of approximately $625,000 until maturity thereof on October 31, 1996, at which time the entire principal sum remaining unpaid will be due.

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

               For federal income tax purposes, the borrower's tax basis in the property, which was acquired in a Section 1031 exchange, is $48,404,030, less accumulated depreciation and amortization of deferred charges as of December 31, 1994 equal to $11,240,841. The borrower depreciates the three buildings using the straight line method over lives of 15 years. Personal property is depreciated using the declining balance method over lives of five years.

               The effective real estate tax rate is $30.50 per $1,000 of assessed valuation. The current annual real estate taxes are $323,093.

Item 3.        LEGAL PROCEEDINGS.
               ------------------

               The Registrant is not a party to any material pending legal proceedings.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               ----------------------------------------------------

               No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

               The age (as of March 18, 1996), business experience during the past five years and offices presently held by each of the Registrant's executive officers are reported below. The Registrant's By-Laws provide that officers shall hold office until their successors are duly elected and qualified and that any officer may be removed from office at any time by the Registrant's Trustees.

               ALAN M. KRAUSE: Age 66; Chairman of the Board of Trustees and Co-Chief Executive Officer of the Registrant since 1990 and prior thereto Vice Chairman of the Board of Trustees of the Registrant since 1971. Chairman of the Board and Co-Chief Executive Officer of Mid-America ReaFund Advisors, Inc. (Advisor to the Registrant) since 1990. Principal, The Mid-America Companies (real estate ownership) since prior to 1983 and President, The Mid-America Management Corporation (real estate management) since 1983.

     JAMES H. BERICK: Age 62; President, Treasurer and Co-Chief Executive Officer of the Registrant since 1990 and prior thereto Vice Chairman of the Board of Trustees and Secretary of the Registrant since 1971. President, Co-Chief Executive Officer and Treasurer of Mid-America ReaFund Advisors, Inc. (Advisor to the Registrant) since 1990. Chairman, Berick, Pearlman & Mills Co., L.P.A. (attorneys) since 1986.

                                     PART II
                                     -------

Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK
               ----------------------------------------
               AND RELATED SECURITY HOLDER MATTERS
               -----------------------------------

               The Registrant's shares of beneficial interest are traded on the New York Stock Exchange under the symbol "RRF". As of March 18, 1996, the Registrant had approximately 632 shareholders.

               The following table sets forth the high and low sales prices of the Registrant's shares of beneficial interest, as well as dividends declared thereon, for the last two fiscal years:

                                                  Price Range
                                                  -----------

Fiscal Year 1995                                   High               Low                   Dividends
- ----------------                                   ----               ---                   ---------

First Quarter                                      7 5/8              7                        .20
Second Quarter                                     8 1/4              7 1/8                    .20
Third Quarter                                      8 3/8              8 1/4                    .20
Fourth Quarter                                     8 1/2              7 3/4                    .20

Fiscal Year 1996                                   High               Low               Dividends
- ----------------                                   ----               ---               ---------

First Quarter                                      8 5/8              7 3/8                    .20
Second Quarter                                     8 1/8              7 1/4                    .10
Third Quarter                                      8                  4 1/2                    .10
Fourth Quarter                                     7                  4 3/8                    .10


Item 6.        SELECTED FINANCIAL DATA.
               -----------------------

               Information in response to this item is set forth on page 4 of the Registrant's 1996 Annual Report (Exhibit 13), which information is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ---------------------------------------
               OPERATING RESULTS AND FINANCIAL POSITION.
               ----------------------------------------

               Information in response to this Item is set forth on pages 5 through 8 of the Registrant's 1996 Annual Report (Exhibit 13), which information is incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
               -------------------------------------------

               The financial statements of the Registrant and the notes thereto appear on pages 9 through 18 of the Registrant's 1996 Annual Report, which information is incorporated herein by reference.

               The other financial statements and schedules required herein are filed as "Financial Statement Schedules" pursuant to Item 14 of this Report.

Item 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
               ----------------------------------------------------
               None.


                                    PART III
                                    --------


Item 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                        --------------------------------------------------

               Information in response to this Item is set forth under the caption "Election of Trustees" in the Registrant's proxy statement dated April 5, 1996, as supplemented by that Supplement to Proxy Statement dated April 11, 1996 (Exhibit 99(a)), which information is incorporated herein by reference. The information required by this Item in respect of Executive Officers is set forth on Page 13 of this Form 10-K and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.
          ----------------------

               Information in response to this Item is set forth under the caption "Compensation of Trustees and Executive Officers" in the Registrant's proxy statement dated April 5, 1996, as supplemented by that Supplement to Proxy Statement April 11, 1996 (Exhibit 99(a)), which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN
          -----------------------------
          BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------

               Information in response to this Item is set forth under the caption "Ownership of Shares of Beneficial Interest" in the

Registrant's proxy statement dated April 5, 1996, as supplemented by that Supplement to Proxy Statement dated April 11, 1996 (Exhibit 99(a)), which information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

               Information in response to this Item is set forth under the caption "Certain Transactions" in the Registrant's proxy statement dated April 5, 1996, as supplemented by that Supplement to Proxy Statement dated April 11, 1996 (Exhibit 99(a)), which information is incorporated herein by reference.


                                     PART IV
                                     -------

Item 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ---------------------------------------------------
                        ON FORM 8-K.
                        ------------

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

                        3. The exhibits filed as part of this report are set forth on the Exhibit Index on pages 16 through 20 hereof and each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto has been marked with an asterisk on the Exhibit Index.

               (b) No current reports on Form 8-K were filed during the last quarter of fiscal year 1996.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              REALTY REFUND TRUST


Dated:  April 29, 1996                        By:  /s/ Alan M. Krause
                                                   ------------------
                                                    Alan M. Krause, Chairman


                                              By:  /s/ James H. Berick
                                                   -------------------
                                                   James H. Berick, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  April 29, 1996                        /s/ James H. Berick
                                              -------------------
                                              James H. Berick, Trustee,
                                              Principal Executive Officer,
                                              Principal Financial Officer
                                              and Principal Accounting
                                              Officer

Dated:  April 29, 1996                        /s/ Alan M. Krause
                                              ------------------
                                              Alan M. Krause, Trustee and
                                              Principal Executive
                                              Officer

                                              Frank L. Kennard, Trustee
                                              Alvin M. Kendis, Trustee
                                              Samuel S. Pearlman, Trustee


Dated:  April 29, 1996                        By:  /s/ Alan M. Krause
                                                   ------------------
                                                   Alan M. Krause,
                                                   Attorney-In-Fact

      Powers of attorney authorizing Alan M. Krause to sign this Form 10-K on behalf of Trustees of the Registrant are being filed with the Securities and Exchange Commission herewith (Exhibit 24).

                                Index of Exhibits
                                -----------------


Exhibit
Number
- ------
3(a)           First Amended and Restated Declaration of Trust
               (incorporated by reference to Exhibit 3.1 of
               Registration Statement No. 2-40238 effective June 17,
               1971).

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

10(c)*         Amendment dated June 1, 1988 to Advisory Agreement between the
               Registrant and the Advisor (incorporated in Exhibit 10(c) of the Registrant's Form 10-K for fiscal year ended January 31, 1995).

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

10(i)*         Amendment dated June 1, 1994 to Advisory Agreement between the
               Registrant and the Advisor (incorporated by reference to Exhibit
               10(i) of Registrant's Form 10-K for fiscal year ended January 31,
               1995).

10(j)* Amendment dated June 1, 1995 to Advisory Agreement between the Registrant and the Advisor.

10(k) Credit Agreement dated July 18, 1990 between the Registrant and the Bank (incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-K for the fiscal year ended January 31,
               1991).

10(l)          Extension Agreement dated June 27, 1991 to Credit
               Agreement between the Registrant and the Bank
               (incorporated by reference to Exhibit 10(g) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1992).

10(m)          Amendment and Waiver Agreement dated as of July 7, 1992 to Credit
               Agreement between the Registrant and the Bank (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(n)          Security Agreement (Promissory Notes) dated as of July
               7, 1992 between Registrant and the Bank (incorporated by reference to Exhibit 10.6 of the Registrant's Current
               Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24,
               1993).

10(o)          Second Amendment dated March 16, 1993 to Credit
               Agreement between the Registrant and the Bank
               (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K dated March 16,
               1993 and filed with the Securities and Exchange
               Commission on March 24, 1993).

10(p) Third Amendment dated as of July 28, 1994 between the Registrant and the Bank (incorporated by reference to Exhibit 10(o) of the Registrant's Form 10-K for the fiscal year ended January 31,
               1995).

10(q)          Security Agreement (Promissory Notes) dated as of March
               16, 1993 between Registrant and the Bank (incorporated by reference to Exhibit 10.4 of the Registrant's Current
               Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24,
               1993).

10(r)          Fourth Amendment dated as of July 27, 1995 between the
               Registrant and the Bank.

10(s)          Fifth Amendment dated as of January 29, 1996 between
               Registrant and the Bank.

10(t) Sixth Amendment dated April 16, 1996 between Registrant and the Bank.

10(u) Security Agreement (Inventory, Receivables and Equipment) dated as of March 16, 1993 between Registrant and Bank (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(v) Secured Note Purchase Agreement dated March 16, 1993 between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10.1 of the Registrant's Current
               Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24,
               1993).

10(w)*         Employment Agreement dated January 22, 1990 between the
               Registrant and Alan M. Krause (incorporated by reference to
               Exhibit 10(i) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(x)*         Amendment No. 1 dated June 1, 1990 to Employment
               Agreement between the Registrant and Alan M. Krause
               (incorporated by reference to Exhibit 10(j) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1992).

10(y)*         Amendment No. 2 dated June 1, 1991 to Employment
               Agreement between the Registrant and Alan M. Krause
               (incorporated by reference to Exhibit 10(k) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1992).

10(z)*         Amendment No. 3 dated June 1, 1992 to Employment
               Agreement between the Registrant and Alan M. Krause
               (incorporated by reference to Exhibit 10(s) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1993).

10(aa)*        Amendment No. 4 dated June 1, 1993 to Employment
               Agreement between the Registrant and Alan M. Krause
               (incorporated by reference to Exhibit 10(u) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1994).

10(bb)*        Amendment No. 5 dated June 1, 1994 to Employment
               Agreement between the Registrant and Alan M. Krause
               (incorporated by reference to Exhibit 10(x) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1995).

10(cc)*        Amendment No. 6 dated June 1, 1995 to Employment
               Agreement between Registrant and Alan M. Krause.

10(dd)*        Employment Agreement dated January 22, 1990 between the
               Registrant and James H. Berick (incorporated by reference to
               Exhibit 10(l) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(ee)*        Amendment No. 1 dated June 1, 1990 to Employment
               Agreement between the Registrant and James H. Berick
               (incorporated by reference to Exhibit 10(m) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1992).

10(ff)*        Amendment No. 2 dated June 1, 1991 to Employment
               Agreement between the Registrant and James H. Berick
               (incorporated by reference to Exhibit 10(n) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1992).

10(gg)*        Amendment No. 3 dated June 1, 1992 to Employment
               Agreement between the Registrant and James H. Berick
               (incorporated by reference to Exhibit 10(w) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1993).

10(hh)*        Amendment No. 4 dated June 1, 1993 to Employment
               Agreement between the Registrant and James H. Berick
               (incorporated by reference to Exhibit 10 (z) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1994).

10(ii)*        Amendment No. 5 dated June 1, 1994 to Employment
               Agreement between the Registrant and James H. Berick
               (incorporated by reference to Exhibit 10(dd) of the Registrant's Form 10-K for the fiscal year ended January
               31, 1995).

10(jj)*        Amendment No. 6 dated June 1, 1995 to Employment
               Agreement between the Registrant and James H. Berick.

13             The Registrant's 1996 Annual Report.

24             Powers of Attorney.

27**           Financial Data Schedule.

99(a)          Notice of Annual Meeting and Proxy Statement dated April
               5, 1996 and Supplement to Proxy Statement dated April
               11, 1996.

99(b)          Financial Statements of Riverview Tower Limited
               Partnership as at December 31, 1994 and 1995.

99(c) Financial Statements of Pacific Place Partners, Ltd. as at December 31, 1994 and 1995.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                             REALTY ReFUND TRUST
                             -------------------


                  LIST OF FINANCIAL STATEMENTS AND SCHEDULE
                  -----------------------------------------


The following financial statements of Realty ReFund Trust are included in
Item 8:

        Report of Independent Public Accountants

        Balance Sheets -- January 31, 1996 and 1995

        Statements of Operations -- For the Years Ended January 31,
          1996, 1995 and 1994

        Statements of Shareholders' Equity -- For the Years Ended
          January 31, 1996, 1995 and 1994

        Statements of Cash Flows -- For the Years Ended January 31,
          1996, 1995 and 1994

        Notes to Financial Statements -- January 31, 1996, 1995 and
          1994


The following financial statement schedule of Realty ReFund Trust is included in Item 14(a)1.:

        Schedule III -- Real Estate and Accumulated Depreciation

        All other schedules are omitted, as the information is not required or is otherwise furnished.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Trustees,
Realty ReFund Trust:

We have audited the accompanying balance sheets of Realty ReFund Trust (an Ohio unincorporated business trust) as of January 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The summarized financial data contained in Note 12 are based on the financial statements of Riverview Tower Limited Partnership and Pacific Place Partners, Ltd. which were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the data in Note 12, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Realty ReFund Trust as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)1. of this Form 10-K is the responsibility of the Trust's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                /s/ Arthur Andersen LLP
                                                ------------------------

Cleveland, Ohio,
  February 26, 1996.

                                                                SCHEDULE III


                             REALTY ReFUND TRUST
                             -------------------


                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                   ----------------------------------------

                            AS OF JANUARY 31, 1996
                            ----------------------


                                                                      Cost Capitalized                 Gross Amount to
                                              Initial Cost              Subsequent to                  Which Carried at
                                                to Trust                 Acquisition                    Close of Period
                                       ------------------------    ------------------------   ------------------------------------

                                                  Buildings and                    Carrying              Buildings and    Total
                        Encumbrances     Land     Improvements     Improvements     Costs       Land     Improvements    (A) (B)
                        ------------   --------   -------------    ------------    --------   --------   -------------  ----------
Office Building --
  Chicago, Illinois       $  --        $897,436    $7,260,000         $  --         $  --     $897,436     $6,291,164   $7,188,600
                          =======      ========    ==========         =======       =======   ========     ==========   ==========

(A) Reconciliation of total cost and accumulated depreciation.


                                          Year
                        Accumulated    Construction     Date
                        Depreciation    Completed     Acquired   Life
                        ------------   ------------   --------  ------
Office Building --
  Chicago, Illinois       $792,236       $  --          (C)      (D)
                          ========       =======                =====

(A) Reconciliation of total cost and accumulated depreciation.

                                                             1996                       1995                     1994
                                                    ------------------------  ------------------------  ------------------------
                                                      Total     Accumulated     Total     Accumulated     Total     Accumulated
                                                       Cost     Depreciation     Cost     Depreciation     Cost     Depreciation
                                                    ----------  ------------  ----------  ------------  ----------  ------------
BALANCE, beginning of year                          $9,009,696    $359,439    $8,387,719    $ 29,256    $7,401,863    $ 2,746

ADDITIONS DURING PERIOD:
  Building improvements                                491,599         --        107,000         --            --         --
  Tenants improvements                                 687,305         --        514,977         --         88,420        --
  Acquisition of land                                      --          --            --          --        897,436        --
  Depreciation expense                                     --      432,797           --      330,183           --      26,510

DEDUCTIONS DURING PERIOD:
  Writedown to estimated net realizable value (E)   (3,000,000)        --            --          --            --         --
                                                    ----------    --------    ----------    --------    ----------    -------

BALANCE, end of year                                $7,188,600    $792,236    $9,009,696    $359,439    $8,387,719    $29,256
                                                    ==========    ========    ==========    ========    ==========    =======

(B) For federal income tax purposes, the aggregate cost is $9,672,000 at January 31, 1996.

(C) Building tile was accepted in July 1992. Land was acquired in March and April 1993.

(D) Commencing February 1, 1994, building and building improvements are being depreciated on a straight-line basis over 30 years.
    Tenant improvements are depreciated on a straight-line basis over the related lease terms, which range from five to fifteen years.

(E) In fiscal 1996, the Trust recorded a $3,000,000 provision to reduce the carrying value of the real estate held for sale to its estimated net realizable value. The amount of the writedown was based upon the Trust's estimate of the amount of net proceeds which would be realized upon the sale of the real estate.