Form 10-Q
period 1996-04-30
REALTY REFUND TRUST
filed 1996-06-14
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


- -------
         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  X
         For the quarterly period ended April 30, 1996
- -------

- -------
         Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to ______________
- -------

Commission File Number                1-7062
                        ------------------------------------



                               REALTY ReFUND TRUST
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its chart)


              Ohio                                              34-6647590
- --------------------------------------------------------------------------------
   (State of other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)



                                1385 Eaton Center
                              1111 Superior Avenue
                                 Cleveland, Ohio                    44114
- --------------------------------------------------------------------------------
(Address of principal                                             (Zip Code)
executive offices)


Registrant's telephone number, including area code         (216) 771-7663
                                                   -----------------------------



                                      N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No        N/A
                                      --------  --------   -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No       N/A   X
                         ------  -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.      1,020,586
                                                -------------------------

                               REALTY ReFUND TRUST


                          PART I. FINANCIAL INFORMATION

                               REALTY ReFUND TRUST
                               -------------------


                                 BALANCE SHEETS
                                 --------------

                          APRIL 30 AND JANUARY 31, 1996
                          -----------------------------



                                     ASSETS
                                     ------

                                                                                 April 30,      January 31,
                                                                                 ---------      -----------
                                                                                (Unaudited)      (Audited)
     INVESTMENTS:
        Loans receivable                                                          $11,395,779    $12,915,955
        Loan receivable from related party, net of valuation
          allowance of $5,000,000 at April 30 and January 31, 1996                  4,330,310      4,506,055

     CASH                                                                              85,132         16,285

     INTEREST RECEIVABLE AND OTHER ASSETS                                             824,196        720,671

     REAL ESTATE HELD FOR SALE, net of a $3,000,000 valuation
        allowance at April 30, and January 31, 1996                                 6,674,502      6,396,364
                                                                                ============== ==============
                                                                                  $23,309,919    $24,555,330
                                                                                ============== ==============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

     LIABILITIES:
        Loans payable underlying wrap-around mortgages                            $ 3,081,980    $ 4,577,187
        Loan payable underlying wrap-around mortgage to related
          party                                                                     2,979,518      3,155,263
        Note payable to bank                                                        6,920,000      6,295,000
        Note payable to related party                                               4,375,000      4,500,000
        Deposits and accrued expenses                                               1,405,886      1,480,061
                                                                                -------------- --------------

              Total liabilities                                                    18,762,384     20,007,511
                                                                                -------------- --------------

     SHAREHOLDERS' EQUITY:
        Shares of beneficial interest without par value; unlimited authorization; 1,020,586 shares outstanding at April 30
          and January 31, 1996                                                      4,547,535      4,547,819
                                                                                ============== ==============
                                                                                  $23,309,919    $24,555,330
                                                                                ============== ==============


      The accompanying notes are an integral part of these balance sheets.

                               REALTY ReFUND TRUST
                               -------------------


                                    UNAUDITED
                                    ---------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
               --------------------------------------------------



                                                                                    1996          1995
                                                                                ------------- -------------
       REVENUES:
          Interest income from loans receivable                                  $   349,415   $   650,917
          Interest income from loan receivable from related party                    207,453       234,311
          Rental revenue from real estate held for sale                              525,466       529,834
                                                                                ------------- -------------
                                                                                   1,082,334     1,415,062
                                                                                ------------- -------------

       EXPENSES:
          Interest on loans underlying wrap-around mortgages                          80,288       195,549
          Interest on loan underlying wrap-around mortgage to
            related party                                                             45,954        56,298
          Interest on note payable to bank                                           113,664       222,664
          Interest on note payable to related party                                   92,010       110,438
          Fee to related party investment advisor                                     34,175        73,832
          Operating expenses of real estate held for sale                            537,031       504,724
          Depreciation of building held for sale                                       -            62,283
          Amortization of tenant improvements and deferred leasing
            commissions                                                               10,606        41,362
          Other operating expenses                                                    66,831         6,774
                                                                                ------------- -------------
                                                                                     980,559     1,273,924
                                                                                ------------- -------------

       NET INCOME                                                                $   101,775   $   141,138
                                                                                ============= =============

       NET INCOME PER SHARE                                                         $.10           $.14
                                                                                    =====         ======

       CASH DIVIDENDS PER SHARE DECLARED                                            $.10           $.20
                                                                                    =====         ======




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------


                                    UNAUDITED
                                    ---------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
               --------------------------------------------------



                                                                                     1996            1995
                                                                                --------------- ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Interest received                                                      $    560,939    $    890,744
          Interest paid                                                              (338,730)       (591,188)
          Cash payments to investment advisor and other suppliers
                                                                                     (220,587)       (291,761)
          Rental revenue received from real estate held for sale                      634,914         535,780
          Cash payments for operating costs of real estate held for
            sale                                                                     (712,461)       (270,973)
                                                                                --------------- ---------------

                Net cash provided by (used for) operating activities
                                                                                      (75,925)        272,602
                                                                                --------------- ---------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
          Principal collected on mortgage loans receivable                          1,695,921       1,602,229
          Principal payments on mortgage loans payable                             (1,670,952)     (1,544,675)
          Payments for tenant improvements                                              -            (124,985)
          Purchase of fee interest in land                                           (278,138)          -
                                                                                --------------- ---------------

                Net cash used for investing activities                               (253,169)        (67,431)
                                                                                --------------- ---------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payment on note payable to related party                         (125,000)       (125,000)
          Net bank borrowings                                                         625,000         100,000
          Payment of cash dividends                                                  (102,059)       (204,117)
                                                                                --------------- ---------------

                Net cash provided by (used for) financing activities
                                                                                      397,941        (229,117)
                                                                                --------------- ---------------

       NET INCREASE (DECREASE) IN CASH                                                 68,847         (23,946)

       CASH AT BEGINNING OF PERIOD                                                     16,285          39,073
                                                                                --------------- ---------------

       CASH AT END OF PERIOD                                                    $      85,132   $      15,127
                                                                                =============== ===============


                                                                                     1996            1995
                                                                                --------------- ---------------
       RECONCILIATION OF NET INCOME TO NET CASH (USED FOR) PROVIDED
          BY OPERATING ACTIVITIES:
            Net income                                                           $    101,775    $    141,138
            Adjustments to reconcile net income to net cash
              provided by (used for) operating activities-
                Depreciation                                                            -              62,283
                Amortization of tenant improvements and deferred
                  leasing commissions                                                  10,606          41,362
                Amortization of deferred loan fees                                     (4,500)         (4,500)
                Decrease (increase) in interest receivable and
                  other assets                                                       (114,131)        291,352
                Decrease in deposits and accrued expenses                             (69,675)       (259,033)
                                                                                =============== ===============
                                                                                $     (75,925)   $    272,602
                                                                                =============== ===============




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                             APRIL 30, 1996 AND 1995
                             -----------------------



1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of April 30, 1996, and the results of its operations and cash flows for the three-month periods ended April 30, 1996 and 1995. Such adjustments are of a normal recurring nature.

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

2. DIVIDEND DECLARATION:
   ---------------------

On May 15, 1996, the Trustees declared a distribution, payable on June 17, 1996 in the amount of 10 cents per share of beneficial interest.

3. NET INCOME PER SHARE:
   ---------------------

Net income per share has been computed based on the weighted average number of shares outstanding. Net income per share for the three months ended April 30, 1996 and 1995, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At April 30, 1996 and 1995, there were 1,020,586 shares of beneficial interest outstanding.

4. NEW ACCOUNTING PRINCIPLE:
   -------------------------

In the first quarter of fiscal 1997, the Trust adopted Statement of Financial Accounting Standards (FAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. The Trust's real estate held for sale is within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1996 to reduce the carrying value of the real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale in the quarter ended April 30, 1996.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

Interest income on mortgage loans receivable decreased during the quarter ended April 30, 1996 as compared to the corresponding period of 1995 due to the Sarasota and Orlando, Florida and Saginaw, Michigan loan repayments and the principal prepayments received on the Toledo, Oho wrap-around mortgage loan, all of which occurred in the fiscal year ended January 31, 1996, and the normal amortization of mortgage loan balances. Interest expense on mortgage loans payable decreased due to the normal amortization of mortgage loan balances.

During the three months ended April 30, 1996, the Chicago property incurred a net operating loss of approximately $22,000, inclusive of amortization charges for deferred leasing commissions totaling approximately $11,000. For the prior year quarter, the Chicago property incurred a net operating loss of approximately $79,000, inclusive of depreciation and amortization charges for building, building improvements, tenant improvements and deferred leasing commissions of approximately $104,000. Rental revenue was comparable between periods. Operating expenses of the Chicago property increased between periods due to an increase in repair and maintenance expense. Amortization and depreciation expense decreased between periods due to the adoption of FAS No. 121 discussed below.

In the first quarter of fiscal 1997, the Trust adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. the Trust's real estate held for sale is within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1996 to reduce the carrying value of the Chicago real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale in the quarter ended April 30, 1996. As a result, the Trust did not provide depreciation on the real estate held for sale.

Average bank borrowing levels were considerably lower in the current year quarter as the proceeds received in the prior year in connection with the Sarasota and Orlando, Florida and Saginaw, Michigan loan repayments and the principal prepayments received on the Toledo, Ohio loan were used to reduce bank borrowings. In addition, the effect of lower bank lending rates in the current year quarter resulted in a decrease in interest expense on the note payable to the bank.

Interest expense on the note payable to related party decreased due to quarterly principal payments of $125,000 which began in the prior year and lower prime lending rates in the current year period.

The fee to investment advisor decreased in the current year due to the lower level of net investment in mortgage loans.

Other operating expenses increased in the current period due to higher levels of legal and professional expense.

Liquidity
- ---------

To maintain tax-exempt status, the Trust is required to distribute at least 95% of its taxable income to its shareholders. It is currently the policy of the Trust to distribute sufficient dividends to maintain its tax-exempt status. As a result of the substantial income tax reporting net loss in fiscal 1993, the Trust has available approximately $4.6 million of net operating loss carryforwards for income tax purposes. The loss carryforwards can be used to reduce future dividend payment requirements and still allow the Trust to maintain its tax-exempt status. The Trustees will assess the level of dividends to be declared on a quarterly basis.

For the three months ended April 30, 1996 as compared to the prior year period, net cash provided by operating activities decreased due to a higher level of net cash payments for operating costs of the Chicago property. The prior year period included the receipt of $300,000 for reimbursement of building repairs and maintenance expenses.

Cash used for investing activities increased primarily from the purchase of the remaining fee interest in the land related to the real estate held for sale. In addition, the Trust capitalized no expenditures for tenant improvements of the Chicago property in the current year quarter.

Cash provided by financing activities increased as the Trust increased bank borrowings as compared to the prior year quarter in order to fund the operating and investing activities discussed above, the principal payment on the related party note payable and the payment of dividends. Also, dividends paid decreased as the Trustees declared and paid a lower dividend in the quarter ended April 30, 1996 than in the prior year.

In connection with the Trust's wrap-around loans, while the entire debt service is received in cash, the Trust is obligated to the borrower to make debt service payments on the underlying indebtedness. Additionally, the Trust must fund any operating deficits of the Chicago property until such time as it is sold. The Trust's primary sources of funds are a bank credit agreement in the amount of $7,000,000 and repayments of mortgage loans receivable. The credit agreement is used to fund any operating deficits of the Chicago building and for working capital. The credit agreement expires in July 1996. As of April 30, 1996, the Trust had available $80,000 under the credit agreement.

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

ITEM 4:                   Submission of Matters to a Vote of Security Holders
- -----------  -------------------------------------------------------------------

   (a)       The Trust's Annual Meeting of Shareholders was held May 15, 1996.

   (b) The following Trustees were elected at such annual meeting, each for a one-year term expiring in 1997:

                               James H. Berick
                               Alan M. Krause
                               Alvin M. Kendis
                               Frank L. Kennard
                               Samuel S. Pearlman

   (c) The Election of Trustees was the only matter voted on at the annual meeting of shareholders:

                  Trustee Name        Votes For     Abstentions
             ------------------------ ------------  --------------

             James H. Berick             697,583        33,136
             Alan M. Krause              697,483        33,236
             Alvin M. Kendis             692,583        38,136
             Frank L. Kennard            692,583        38,136
             Samuel S. Pearlman          692,483        38,236

ITEM 6:                            Exhibits and Reports on Form 8-K
- -----------  -------------------------------------------------------------------

   (a)       Exhibit
             Number             Exhibit
             ------             -------

                27              Financial Data Schedule(1)

   (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



- ---------------

(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
    S-K.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






June 13, 1996.                                 REALTY ReFUND TRUST
                                      -----------------------------------------
                                                    (Registrant)


                                      By

                                               /s/ Alan M. Krause
                                      -----------------------------------------
                                                   Alan M. Krause
                                                      Chairman


                                               /s/ James H. Berick
                                      -----------------------------------------
                                                   James H. Berick
                                      President and Principal Financial Officer