Form 10-Q
period 1996-07-31
REALTY REFUND TRUST
filed 1996-09-13
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


- -------
         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   X
         For the quarterly period ended July 31, 1996
- -------                                 -------------

- -------
         Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________ to __________
- -------

Commission File Number                        1-7062
                           -------------------------------------------



                               REALTY ReFUND TRUST
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its chart)


              Ohio                                           34-6647590
- --------------------------------------------------------------------------------
   (State of other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)



                                1385 Eaton Center
                              1111 Superior Avenue
                                 Cleveland, Ohio                     44114
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code         (216) 771-7663
                                                    ----------------------------



                                       N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No        N/A
                                       -------    ------     ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No        N/A    X
                          ------    ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.           1,020,586
                                                   -------------------------

                               REALTY ReFUND TRUST
                               -------------------


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                                 BALANCE SHEETS
                                 --------------

                          JULY 31, AND JANUARY 31, 1996
                          -----------------------------


                                     ASSETS
                                     ------


                                                                             July 31,       January 31,
                                                                           -------------   -------------
                                                                            (Unaudited)      (Audited)

INVESTMENTS:
   Loan receivable                                                          $  9,845,444    $ 12,915,955
   Loan receivable from related party, net of valuation
     allowance of $5,000,000 at July 31 and January 31, 1996
                                                                               4,151,893       4,506,055

REAL ESTATE HELD FOR SALE, net of a $3,000,000 valuation
   allowance at July 31 and January 31, 1996                                   6,680,666       6,396,364

CASH                                                                              64,789          16,285

INTEREST RECEIVABLE AND OTHER ASSETS                                             757,945         720,671
                                                                           -------------   -------------
                                                                            $ 21,500,737    $ 24,555,330
                                                                           =============   =============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------


LIABILITIES:
   Loan payable underlying wrap-around mortgage                             $  1,556,235    $  4,577,187
   Loan payable underlying wrap-around mortgage to related
     party                                                                     2,801,102       3,155,263
   Note payable to bank                                                        6,870,000       6,295,000
   Note payable to related party                                               4,250,000       4,500,000
   Deposits and accrued expenses                                               1,479,459       1,480,061
                                                                           -------------   -------------

         Total liabilities                                                    16,956,796      20,007,511
                                                                           -------------   -------------

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest without par value;
     unlimited authorization; 1,020,586 shares outstanding
     at July 31 and January 31, 1996                                           4,543,941       4,547,819
                                                                           -------------   -------------
                                                                            $ 21,500,737    $ 24,555,330
                                                                           =============   =============



      The accompanying notes are an integral part of these balance sheets.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
                -------------------------------------------------



                                                                               1996             1995
                                                                           -------------   --------------
REVENUES:
   Interest income from loans receivable                                   $     331,189   $     638,410
   Interest income from loan receivable from related party
                                                                                 205,561         237,784
   Rental revenue from real estate held for sale                                 570,656         574,401
                                                                           -------------   --------------
                                                                               1,107,406       1,450,595
                                                                           -------------   --------------

EXPENSES:
   Provision for writedown of loan receivable from related
     party                                                                         -           5,000,000
   Interest on loans underlying wrap-around mortgages                             50,830         170,577
   Interest on loan underlying wrap-around mortgage to
     related party                                                                43,269          53,770
   Interest on note payable to bank                                              122,343         232,152
   Interest on note payable to related party                                      91,380         110,431
   Fee to related party investment advisor                                        37,005          47,320
   Operating expenses of real estate held for sale                               556,718         577,419
   Depreciation of building held for sale                                          -              64,066
   Amortization of tenant improvements and deferred leasing
     commissions                                                                  10,784          52,505
   Other operating expenses                                                       96,613          41,810
                                                                           -------------   --------------
                                                                               1,008,942       6,350,050
                                                                           -------------   --------------
NET INCOME (LOSS)                                                          $      98,464   $  (4,899,455)
                                                                           =============   ==============


NET INCOME (LOSS) PER SHARE                                                $      .10      $      (4.80)
                                                                             ========          ========

CASH DIVIDENDS PER SHARE DECLARED                                          $      .10      $        .10
                                                                             ========          ========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995
                 -----------------------------------------------



                                                                               1996             1995
                                                                           -------------   -------------
REVENUES:
   Interest income from loans receivable                                   $     685,104    $  1,289,327
   Interest income from loan receivable from related party
                                                                                 408,514         472,095
   Rental revenue from real estate held for sale                               1,096,122       1,104,235
                                                                           -------------   -------------
                                                                               2,189,740       2,865,657
                                                                           -------------   -------------

EXPENSES:
   Provision for writedown of loan receivable from related
     party                                                                         -           5,000,000
   Interest on loans underlying wrap-around mortgages                            131,118         366,125
   Interest on loan underlying wrap-around mortgage loan to
     related party                                                                89,223         110,069
   Interest on note payable to bank                                              236,008         454,816
   Interest on note payable to related party                                     183,391         220,868
   Fee to related party investment advisor                                        71,180         121,152
   Operating expenses of real estate held for sale                             1,093,747       1,082,143
   Depreciation of building held for sale                                          -             126,349
   Amortization of tenant improvements and deferred leasing
     commissions                                                                  21,390          93,867
   Other operating expenses                                                      163,444          48,584
                                                                           -------------   -------------
                                                                               1,989,501       7,623,973
                                                                           -------------   -------------
NET INCOME (LOSS)                                                          $     200,239    $ (4,758,316)
                                                                           =============    ============

NET INCOME (LOSS) PER SHARE                                                $                $      (4.66)
                                                                                  .20
                                                                             ========        ===========

CASH DIVIDENDS PER SHARE DECLARED                                          $                $        .30
                                                                                  .20
                                                                             ========        ===========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995
                 -----------------------------------------------



                                                                              1996             1995
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                                      $  1,090,813     $  1,758,397
   Interest paid                                                              (648,102)      (1,160,454)
   Cash payments to investment advisor and other suppliers
                                                                              (253,286)        (340,888)
   Rental revenue received from real estate held for sale                    1,207,317        1,084,028
   Cash payments for operating costs of real estate held for
     sale                                                                   (1,234,379)        (703,508)
                                                                         -------------    -------------

              Net cash provided by operating activities                        162,363          637,575
                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on mortgage loans receivable                          3,424,673        3,229,943
   Principal payments on mortgage loans payable                             (3,375,113)      (3,119,673)
   Purchase of fee interest in land                                           (284,302)           -
   Payments for tenant improvements                                              -             (337,025)
                                                                         -------------    -------------

              Net cash used for investing activities                          (234,742)        (226,755)
                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on note payable to related party                        (250,000)        (250,000)
   Net bank borrowings                                                         575,000          225,000
   Payment of cash dividends                                                  (204,117)        (408,254)
                                                                         -------------    -------------

              Net cash provided by (used for) financing
                activities                                                     120,883         (433,254)
                                                                         -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                 48,504          (22,434)

CASH BALANCE AT BEGINNING OF PERIOD                                             16,285           39,073
                                                                         -------------    -------------

CASH BALANCE AT END OF PERIOD                                            $      64,789    $      16,639
                                                                         =============    =============

                                                                              1996             1995
                                                                         -------------    -------------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
     Net income (loss)                                                   $     200,239    $  (4,758,316)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
         Provision for writedown of loan receivable from
           related party                                                         -            5,000,000
         Depreciation                                                            -              126,349
         Amortization of tenant improvements and deferred
           leasing commissions                                                  21,390           93,867
         Amortization of deferred loan fees                                     (9,000)          (9,000)
         Decrease  (increase) in interest receivable and
           other assets                                                        (58,664)         187,213
         Increase (decrease) in deposits and accrued expenses
                                                                                 8,398           (2,538)
                                                                         =============    =============
                                                                         $     162,363    $     637,575
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

                               REALTY ReFUND TRUST
                               -------------------


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                             JULY 31, 1996 AND 1995
                             ----------------------



1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of July 31, 1996, and the results of its operations and cash flows for the six-month periods ended July 31, 1996 and 1995. Such adjustments are of a normal recurring nature.

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

2. DIVIDEND DECLARATION:
   ---------------------

On August 15, 1996, the Trustees declared a distribution, payable on September 16, 1996, in the amount of 10 cents per share of beneficial interest.

3. NET INCOME (LOSS) PER SHARE:
   ----------------------------

Net income (loss) per share has been computed based on the weighted average number of shares outstanding. Net income (loss) per share for the three and six months ended July 31, 1996 and 1995, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At July 31, 1996 and 1995, there were 1,020,586 shares of beneficial interest outstanding.

4. NEW ACCOUNTING PRINCIPLE:
   -------------------------

In the first quarter of fiscal 1997, the Trust adopted Statement of Financial Accounting Standards (FAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. The Trust's real estate held for sale is within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1996 to reduce the carrying value of the real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale during the three- and six-month periods ended July 31,1996.

5. SUBSEQUENT EVENT:
   -----------------

In August 1996, the expiration date of the Trust's bank credit agreement was extended to October 31, 1996. No other provisions of the credit agreement were modified.

Management's Discussion and Analysis of Financial Condition
- -----------------------------------------------------------
and Results of Operations
- -------------------------

Interest income on mortgage loans receivable decreased during the three- and six-month periods ended July 31, 1996 as compared to the corresponding periods of 1995 due to the Sarasota and Orlando, Florida and Saginaw, Michigan loan repayments and the principal prepayments received on the Toledo, Ohio wrap-around mortgage loan, all of which occurred during the fiscal year ended January 31, 1996, and the normal amortization of mortgage loan balances. Interest expense on mortgage loans payable decreased due to the normal amortization of mortgage loan balances.

During the three- and six-months ended July 31, 1996, the Chicago property incurred net operating losses of approximately $3,000 and $19,000, inclusive of amortization charges for deferred leasing commissions totaling $11,000 and $21,000, respectively. For the prior year three- and six-month periods, the Chicago property incurred net operating losses of approximately $120,000 and $198,000, inclusive of depreciation and amortization charges for building, building improvements, tenant improvements and deferred leasing commissions of approximately $117,000 and $220,000. Amortization and depreciation expense decreased between periods due to the adoption of FAS No. 121 discussed below. Rental revenue and other operating expenses were comparable between periods.

In the first quarter of fiscal 1997, the Trust adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. The Trust's real estate held for sale is within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1996 to reduce the carrying value of the Chicago real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale for the six-month period ended July 31, 1996.

Average bank borrowing levels were considerably lower in the current year as the proceeds received in the prior year in connection with the Sarasota and Orlando, Florida and Saginaw, Michigan loan repayments and the principal prepayments received on the Toledo, Ohio loan were used to reduce bank borrowings. In addition, the effect of lower bank lending rates in the current year resulted in a decrease in interest expense on the note payable to the bank.

Interest expense on the note payable to related party decreased due to quarterly principal payments of $125,000 which began in the prior year and lower prime lending rates in the current year.

The fee to investment advisor decreased in the current year periods due to the lower level of net investment in mortgage loans.

Other operating expenses increased in the current year periods due to higher levels of legal and professional expense.

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

For the six months ended July 31, 1996 as compared to the prior year period, net cash provided by operating activities decreased due to a higher level of net cash payments for operating costs of the Chicago property. The prior year period included the receipt of $300,000 for reimbursement of building repairs and maintenance expenses.

Cash used for investing activities remained relatively unchanged from the prior year period. In the current year, the Trust purchased the remaining fee interest in the land related to the real estate held for sale. The Trust capitalized no expenditures for tenant or building improvements in the current year.

Cash provided by financing activities increased as the Trust increased bank borrowings in order to fund the operating and investing activities discussed above, the principal payment on the related party note payable and the payment of dividends. Also, dividends paid decreased as the Trustees declared and paid a lower dividend for the period ended July 31, 1996 than in the prior year.

In connection with the Trust's wrap-around loans, while the entire debt service is received in cash, the Trust is obligated to the borrower to make debt service payments on the underlying indebtedness. Additionally, the Trust must fund any operating deficits of the Chicago property until such time as it is sold. The Trust's primary sources of funds are a bank credit agreement in the amount of $7,000,000 and repayments of mortgage loans receivable. The credit agreement is used to fund any operating deficits of the Chicago building and for working capital. As of July 31, 1996, the Trust had available $130,000 under the credit agreement. In August 1996, the expiration date of the credit agreement was extended to October 31, 1996. The Trust anticipates that all bank borrowings will be retired with the net proceeds received from the repayment of the Fort Worth, Texas wrap-around mortgage loan at its scheduled maturity date in October 1996.

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


  ITEM 6:                          Exhibits and Reports on Form 8-K
- -------------------------------------------------------------------------------
    (a)       Exhibit Number                     Exhibit
              --------------                     -------
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





September 12, 1996.                        REALTY ReFUND TRUST
                             -------------------------------------------------
                                               (Registrant)




                             By

                                          /s/ Alan M. Krause
                             -------------------------------------------------
                                              Alan M. Krause
                                                 Chairman




                                         /s/ James H. Berick
                             -------------------------------------------------
                                             James H. Berick
                                                President
                                              and Principal
                                            Financial Officer