Form 10-Q
period 1996-10-31
REALTY REFUND TRUST
filed 1996-12-16
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended October 31, 1996
                                        ----------------
[X] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____________________ to ________________


Commission File Number                        1-7062
                            ---------------------------------------------------



                             REALTY ReFUND TRUST
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Ohio                                    34-6647590
--------------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)



                                1385 Eaton Center
                              1111 Superior Avenue
                                  Cleveland, Ohio                    44114
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code             (216) 771-7663
                                                     ---------------------------



                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No        N/A
                                       -----     -----      -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No        N/A   X
                          -----    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.        1,020,586
                                                 ------------------------------

                               REALTY ReFUND TRUST
                               -------------------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                               REALTY ReFUND TRUST
                               -------------------


                                 BALANCE SHEETS
                                 --------------

                        OCTOBER 31, AND JANUARY 31, 1996
                        --------------------------------


                                ASSETS
                                ------

                                                                           October 31,     January 31,
                                                                           -----------     -----------
                                                                           (Unaudited)      (Audited)

INVESTMENTS:
   Loan receivable                                                         $  8,266,189      $12,915,955
   Loan receivable from related party, net of valuation
     allowance of $5,000,000 at October 31, and January 31,
     1996                                                                       111,498        4,506,055

REAL ESTATE HELD FOR SALE, net of $3,000,000 valuation
   allowance at October 31, and January 31, 1996
                                                                              6,684,122        6,396,364

CASH                                                                            307,071           16,285

INTEREST RECEIVABLE AND OTHER ASSETS                                            341,993          720,671
                                                                          ==============   ==============
                                                                            $15,710,873      $24,555,330
                                                                          ==============   ==============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------


LIABILITIES:
   Loan payable underlying wrap-around mortgage                             $     -         $  4,577,187
   Loan payable underlying wrap-around mortgage to
     related party                                                                -            3,155,263
   Note payable to bank                                                       6,070,000        6,295,000
   Note payable to related party                                              4,125,000        4,500,000
   Deposits and accrued expenses                                                971,733        1,480,061
                                                                          --------------   --------------

         Total liabilities                                                   11,166,733       20,007,511
                                                                          --------------   --------------

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest without par value, unlimited authorization, 1,020,586 shares outstanding at
     October 31, and January 31, 1996                                         4,544,140        4,547,819
                                                                          --------------   --------------
                                                                            $15,710,873      $24,555,330
                                                                          ==============   ==============




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
              ----------------------------------------------------

                                                                              1996        1995
                                                                         -----------  -----------

REVENUES:
   Interest income from loan receivable                                  $   298,671  $   509,180
   Interest income from loan receivable from related party
                                                                             151,625      235,218
   Rental revenue from real estate held for sale                             614,231      609,142
                                                                         -----------  -----------
                                                                           1,064,527    1,353,540
                                                                         -----------  -----------

EXPENSES:
   Interest on loan underlying wrap-around mortgage                           19,066      140,183
   Interest on loan underlying wrap-around mortgage loan to
     related party                                                             -           51,204
   Interest on note payable to bank                                          116,380      136,371
   Interest on note payable to related party                                  88,773      105,365
   Fee to related party investment advisor                                    87,684       73,441
   Operating expenses of real estate held for sale                           505,354      523,994
   Depreciation of building held for sale                                      -           69,601
   Amortization of tenant improvements and deferred leasing
     commissions                                                              10,829       49,348
   Other operating expenses, net                                             134,183       72,407
                                                                         -----------  -----------
                                                                             962,269    1,221,914
                                                                         -----------  -----------

NET INCOME                                                               $   102,258  $   131,626
                                                                         ===========  ===========

NET INCOME PER SHARE                                                        $ .10          $ .13
                                                                           ========       ======

CASH DIVIDENDS PER SHARE DECLARED                                           $ .10          $ .10
                                                                           ========       ======




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                            STATEMENTS OF OPERATIONS
                            ------------------------

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
               ---------------------------------------------------



                                                                             1996             1995
                                                                         --------------  ---------------

REVENUES:
   Interest income from loan receivable                                  $    983,775  $ 1,798,507
   Interest income from loan receivable from related party                    560,139      707,313
   Rental revenue from real estate held for sale                            1,710,353    1,713,377
                                                                         ------------  -----------
                                                                            3,254,267    4,219,197
                                                                         ------------  -----------

EXPENSES:
   Provision for writedown of loan receivable from related
     party                                                                      -        5,000,000
   Interest on loans underlying wrap-around mortgages                         150,184      506,308
   Interest on loan underlying wrap-around mortgage loan to
     related party                                                             89,223      161,273
   Interest on note payable to bank                                           352,388      591,187
   Interest on note payable to related party                                  272,164      326,232
   Fee to related party investment advisor                                    158,864      194,594
   Operating expenses of real estate held for sale                          1,599,099    1,606,137
   Depreciation of building held for sale                                       -          195,950
   Amortization of tenant improvements and deferred leasing
     commissions                                                               32,220      143,215
   Other operating expenses, net                                              297,627      120,991
                                                                         ------------  -----------
                                                                            2,951,769    8,845,887
                                                                         ------------  -----------

NET INCOME (LOSS)                                                        $    302,498  $(4,626,690)
                                                                         ============  ===========

NET INCOME (LOSS) PER SHARE                                                $   .30       $(4.53)
                                                                           =========    ========

CASH DIVIDENDS PER SHARE DECLARED                                          $   .30      $   .40
                                                                           =========    ========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
               ---------------------------------------------------



                                                                              1996             1995
                                                                          ------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                                     $  1,563,483   $  2,557,754
   Interest paid                                                             (890,995)    (1,617,170)
   Cash payments to investment advisor and other suppliers
                                                                             (608,233)      (721,290)
   Rental revenue received from real estate held for sale                   1,762,044      1,675,507
   Cash payments for operating expenses of real estate held
     for sale                                                              (1,653,451)    (1,227,416)
                                                                         -------------

              Net cash provided by operating activities                       172,848        667,385
                                                                         -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on mortgage loans receivable                         6,303,293     10,588,027
   Principal payments on mortgage loans payable                            (4,991,421)    (4,726,144)
   Payments for tenant and building improvements                                -           (719,607)
   Purchase of fee interest in land                                          (287,758)         -
                                                                         -------------  -------------

              Net cash provided by investing activities                     1,024,114      5,142,276
                                                                         -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on note payable to related party                       (375,000)      (375,000)
   Net bank repayments                                                       (225,000)    (4,915,000)
   Payment of cash dividends                                                 (306,176)      (510,313)
                                                                         -------------  -------------

              Net cash used for financing activities                         (906,176)    (5,800,313)
                                                                         -------------  -------------

NET INCREASE IN CASH                                                          290,786          9,348

CASH AT BEGINNING OF PERIOD                                                    16,285         39,073
                                                                         -------------  -------------

CASH AT END OF PERIOD                                                    $    307,071   $     48,421
                                                                         =============  =============

                                                                              1996             1995
                                                                              ----             ----

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
     Net income (loss)                                                   $     302,498    $  (4,626,690)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
         Provision for writedown of loan receivable from
           related party                                                         -            5,000,000
         Depreciation of building held for sale                                  -              195,950
         Amortization of tenant improvements and deferred
           leasing commissions                                                  32,220          143,215
         Amortization of deferred loan fees                                    (13,500)         (13,500)
         Decrease in interest receivable and other assets                      346,459          246,915
         Decrease in deposits and accrued expenses                            (494,829)        (278,505)
                                                                         --------------   --------------
                                                                         $     172,848    $     667,385
                                                                         ===============  ==============




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                            OCTOBER 31, 1996 AND 1995
                            -------------------------



1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of October 31, 1996, and the results of its operations and cash flows for the nine-month periods ended October 31, 1996 and 1995. Such adjustments are of a normal recurring nature.

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

2. DIVIDEND DECLARATION:
   ---------------------

On November 15, 1996, the Trustees declared a distribution, payable on December 16, 1996, in the amount of .10 cents per share of beneficial interest.

3. NET INCOME (LOSS) PER SHARE:
   ----------------------------

Net income (loss) per share has been computed based on the weighted average number of shares outstanding. Net income (loss) per share for the three- and nine-month periods ended October 31, 1996 and 1995, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At October 31, 1996 and 1995, there were 1,020,586 shares of beneficial interest outstanding.

4. LOAN TO RELATED PARTY:
   ----------------------

In September 1996, the Toledo, Ohio loan investment was converted from a wrap-around mortgage loan to a junior mortgage loan. Accordingly, the Trust's loan receivable from related party and loan payable underlying mortgage to related party was reduced by approximately $2,700,000, representing the underlying mortgage loan at the time the status of the Toledo loan was changed. In addition, a principal prepayment of $600,000 was received and approximately $401,000 of escrow funds held by the Trust was applied towards the mortgage loan receivable balance.

5.  NEW ACCOUNTING PRINCIPLE:
    -------------------------

In the first quarter of fiscal 1997, the Trust adopted Statement of Financial Accounting Standards (FAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. The Trust's real estate held for sale is within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1996 to reduce the carrying value of the real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale during the three- and nine-month periods ended October 31, 1996.

6.  SUBSEQUENT EVENT:
    -----------------

The mortgage loan to Pacific Place Partners, LTD. in Fort Worth, Texas, which was scheduled to mature in October 1996, was paid in full in November 1996.

The Trust's bank credit agreement, originally scheduled to expire in October 1996, was extended to November 1996 to correspond with the extended maturity date of the Fort Worth, Texas loan receivable. The proceeds from the repayment of the Fort Worth, Texas loan were utilized, in part, to retire all outstanding borrowings under the Trust's bank credit agreement and to reduce the note payable to related party by $1,700,000. Upon retirement of all outstanding borrowings thereunder, the Trust's bank credit agreement expired.

Management's Discussion and Analysis of Financial
Condition and Results of Operation
-------------------------------------------------

In September 1996, the Toledo, Ohio loan investment was converted from a wrap-around mortgage loan to a junior mortgage loan. Accordingly, the Trust's loan receivable from related party and loan payable underlying mortgage to related party was reduced by approximately $2,700,000, representing the underlying mortgage loan at the time the status of the Toledo loan was changed. In addition, a principal prepayment of $600,000 was received and approximately $401,000 of escrow funds held by the Trust was applied towards the mortgage loan receivable balance.

Interest income on mortgage loans receivable decreased during the three- and nine-month periods ended October 31, 1996 as compared to the corresponding periods of 1995 due to the Sarasota and Orlando, Florida and Saginaw, Michigan loan repayments and the principal prepayments received on the Toledo, Ohio wrap-around mortgage loan, all of which occurred during the fiscal year ended January 31, 1996, and the normal amortization of mortgage loan balances and the conversion of the Toledo, Ohio loan from a wrap-around to a junior mortgage loan in September 1996. Interest expense on mortgage loans payable decreased due to the normal amortization of mortgage loan balances.

During the three months ended October 31, 1996, the Chicago property realized net operating income of approximately $98,000 and for the nine-month period ended October 31, 1996, incurred a net operating loss of $79,000. Both periods are inclusive of amortization charges for deferred leasing commissions totaling $11,000 and $32,000, respectively. For the prior year three- and nine-month periods, the Chicago property incurred net operating losses of approximately $34,000 and $232,000, inclusive of depreciation and amortization charges for building, building improvements, tenant improvements and deferred leasing commissions of approximately $119,000 and $339,000. Amortization and depreciation expense decreased between periods due to the adoption of FAS No. 121 discussed below. Rental revenue and other operating expenses were comparable between periods.

In the first quarter of fiscal 1997, the Trust adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. The Trust's real estate held for sale is within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1996 to reduce the carrying value of the Chicago real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale for the nine-month period ended October 31, 1996.

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

Interest expense on the note payable to related party decreased due to quarterly principal payments of $125,000 which began in prior year and lower prime lending rates in the current year.

The fee to investment advisor increased during the three-month period ended October 31, 1996, due to a charge from the advisor for services and decreased, overall, for the nine-month period ended due to lower level of net investment in mortgage loans.

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

For the nine months ended October 31, 1996 as compared to the prior year period, net cash provided by operating activities decreased due to decreased interest income from mortgage loan investments and the prior year period including the receipt of $300,000 for reimbursement of building repairs and maintenance expenses.

Cash flows from investing activities decreased due to the Sarasota and Orlando, Florida mortgage loan being retired at maturity and the prepayment in full of the Saginaw, Michigan loan in the prior year period. The Trust's aggregate investment in these loans was approximately $5,700,000. In the current year, the Trust purchased the remaining fee interest in the land related to the real estate held for sale. The Trust capitalized no expenditures for tenant or building improvements in the current year.

Cash used for financing activities decreased in the current year period due to the lower level of net proceeds received from loan repayments being available to pay down bank borrowings and a decrease in dividends paid.

The Trust's primary sources of funds are the repayment of mortgage loans receivable and cash flow, if any, generated by the Chicago property. If the Chicago property generates cash flow deficits, the Trust must fund such deficits. Additionally, the Trust's bank credit agreement was retired with the net proceeds received from the repayment of the Fort Worth, Texas wrap-around mortgage loan in November 1996 and expired. In the opinion of management, available cash and cash flow from operations will be significant to fund cash requirement.

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


ITEM 6       Exhibits and Reports on Form 8-K
-----------  -----------------------------------------------------------

    (a)      Exhibit
             Number           Exhibit
             ------           -------

                27            Financial Data Schedule(1)

    (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





(1) Filed only in electronic format pursuant to Item 60(b)(27) of Regulation
    S-K.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




December 13, 1996                          REALTY ReFUND TRUST
                                           -----------------------------------
                                                     (Registrant)





                                           By /s/ Alan M. Krause
                                             ---------------------------------
                                               Alan M. Krause
                                                  Chairman





                                           By /s/ James H. Berick
                                             ---------------------------------
                                                  James H. Berick
                                                     President
                                                        and
                                                Principal Financial Officer