Form 10-K/A
period 1996-01-31
REALTY REFUND TRUST
filed 1997-03-14
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

         (Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended January 31, 1996

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from _______ to ________.

         Commission File No. 1-7062

                               REALTY REFUND TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

            OHIO                                        34-6647590
---------------------------------                    ---------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

1385 Eaton Center, Cleveland, Ohio                  44114
--------------------------------------------------------------------------------
(Address of Principal Executive Office)            (ZIP Code)

                                 (216) 771-7663
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
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

                       [Cover Continued on Following Page]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 10, 1997: $ 4,202,782 .
                                -------------

      Indicate the number of shares outstanding of each of the
Registrant's classes of common stock, as of the latest
practicable date:   1,020,586
                 -------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Shareholders -- Part II.

                                     PART II
                                     -------

Item 6.                 SELECTED FINANCIAL DATA.
                        -----------------------

      Information in response to this item is set forth below:

Selected Financial Data

      The following selected financial data of Realty Refund Trust for the five years ended January 31, 1996, have been derived from the audited fianancial statements of the Trust, which have been audited by Arthur Andersen LLP, independent public accountants. All of the data should be read in conjunction with the respective financial statements and related notes included herein.

                             SELECTED FINANCIAL DATA
                             -----------------------

For the fiscal years
ended January 31,                    1996                1995               1994              1993                 1992
--------------------------------------------------------------------------------------------------------------------------

Total revenues                  $  5,430,006        $  6,592,051       $  7,645,790       $  6,979,119        $  4,525,660

                                ------------------------------------------------------------------------------------------

Net Income (loss)               $ (7,554,351)       $    670,945       $    955,121       $ (4,542,975)       $  1,755,862

                                ------------------------------------------------------------------------------------------

Earnings per share              $      (7.40)       $        .66       $        .94       $      (4.45)       $       1.72

                                ------------------------------------------------------------------------------------------

Cash dividends paid
and declared per share          $        .50        $        .80       $        .86       $       1.09        $       1.72

                                ------------------------------------------------------------------------------------------

Total assets                    $ 24,555,330        $ 45,165,356       $ 65,264,638       $ 70,428,842        $ 78,638,206

                                ------------------------------------------------------------------------------------------

Bank and other borrowings       $ 10,795,000        $ 16,810,000       $ 24,575,000       $ 23,525,000        $ 21,050,000

                                ------------------------------------------------------------------------------------------



Item 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                        -------------------------------------------

      The Statements of Cash Flows of the Registrant for each of the three fiscal years in the period ended January 31, 1996, are set forth below. All other financial statements of the Registrant for such fiscal year and the notes thereto (including the notes applicable to the Statements of Cash Flows) appear on pages 9 through 11 and 13 through 18 of the Registrant's 1996 Annual Report, which is filed as Exhibit 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31,

1996.

                            Statements of Cash Flows
                            ------------------------

For the years ended January 31,                                                  1996               1995                 1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Interest received                                                        $  3,190,122        $  3,946,514        $  4,999,019
   Interest paid                                                              (2,018,092)         (2,709,753)         (3,552,499)
   Cash payments to investment advisor and other suppliers                      (626,188)           (784,514)           (184,830)
   Rental revenue received from real estate held for sale                      2,240,784           2,319,157           2,306,103
   Cash payments for operating costs of real estate held for sale             (1,726,371)         (2,268,734)         (2,413,637)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                1,060,255             502,670           1,154,156
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activites:
  Principal collected on mortgage loans receivable                            13,087,769          23,158,635           6,391,543
  Principal payments on mortgage loans payable                                (6,364,536)        (12,439,672)         (6,547,638)
  Payments for tenant and building improvements                               (1,178,904)           (621,977)           (985,856)
  Investments in mortgage loans receivable                                          --            (2,050,000)               --
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used for) investing activities                     5,544,329           8,046,986          (1,141,951)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank borrowings                                                              2,550,000           5,800,000           4,250,000
  Repayments of bank borrowings                                               (8,065,000)        (13,565,000)         (8,200,000)
  Payment of cash dividends                                                     (612,372)           (796,057)           (949,145)
  Borrowings from (repayments to) related party                                 (500,000)               --             5,000,000
  Payment of financing fees                                                         --                  --              (109,526)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash used for financing activities:                                (6,627,372)         (8,561,057)             (8,671)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                  (22,788)            (11,401)              3,534
Cash at beginning of year                                                         39,073              50,474              46,940
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                         $     16,285        $     39,073        $     50,474
                                                                            -------------------------------------------------------
Reconciliation of net income (loss) to net cash
      provided by operating activities:
   Net income (loss)                                                        $ (7,554,351)       $    670,945        $    955,121
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
          Provision for writedown of loan  receivable
             from related party                                                5,000,000                --                  --
          Provision for writedown of real estate held for sale                  3,000,00                --                  --
          Depreciation of building held for sale                                 264,873             243,783                --
          Amortization of deferred financing costs, leasing
             commissions and tenant improvement costs                            192,719             131,257              97,087
          Amortization of deferred loan fees                                     (18,000)            (27,234)            (71,640)
          Deferral of interest income                                               --              (137,596)           (273,735)
          Decrease (increase) in interest receivable and other assets            220,781            (636,221)             78,250
          Increase (decrease) in deposits and accrued expenses                   (45,767)            257,736             369,073
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            $  1,060,255        $    502,670        $  1,154,156
                                                                            =======================================================




      The other financial statements and schedules required herein are filed as "Financial Statement Schedules" pursuant to Item 14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

                                     PART IV
                                     -------

Item 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ---------------------------------------------------
                        ON FORM 8-K.
                        -----------

      (a)      1.       See the Index to Financial Statements set forth on
                        page 21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, for a list of financial statements and financial schedules included or incorporated herein by reference.

               2.1 The Financial Statements of Riverview Tower Limited Partnership, a borrower of the Registrant (which financial statements were audited by such borrower's auditors), are set forth as Exhibit 99(b) hereto.

               2.2 The Financial Statements of Pacific Place Partners, LTD., a borrower of the Registrant (which financial statements were audited by such borrower's auditors), are set forth as Exhibit 99(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

               3. The exhibits filed as part of this report are set forth on the Exhibit Index on pages 5 through 9 hereof and each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto has been marked with an asterisk on the Exhibit Index.

      (b) No current reports on Form 8-K were filed during the last quarter of fiscal year 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 14, 1997                      REALTY REFUND TRUST



                                           By: /s/ James H. Berick
                                               ----------------------
                                           Name: James H. Berick
                                           Title: President

                                Index of Exhibits
                                -----------------

Exhibit
Number
------

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

10(i)* Amendment dated June 1, 1994 to Advisory Agreement between the Registrant and the Advisor (incorporated by reference to Exhibit 10(i) of Registrant's Form 10-K for fiscal year ended January 31,
               1995).

10(j)* Amendment dated June 1, 1995 to Advisory Agreement between the Registrant and the Advisor.(1)

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

10(r) Fourth Amendment dated as of July 27, 1995 between the Registrant and the Bank.(1)

10(s) Fifth Amendment dated as of January 29, 1996 between Registrant and the Bank.(1)

10(t)          Sixth Amendment dated April 16, 1996 between Registrant and the
               Bank.(1)

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

10(cc)* Amendment No. 6 dated June 1, 1995 to Employment Agreement between Registrant and Alan M. Krause.(1)

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

10(jj)* Amendment No. 6 dated June 1, 1995 to Employment Agreement between the Registrant and James H. Berick.(1)

13             The Registrant's 1996 Annual Report.(1)

23             Consent of Independent Public Accountants.

24             Powers of Attorney.(1)

27**           Financial Data Schedule.(1)

99(a) Notice of Annual Meeting and Proxy Statement dated April 5, 1996 and Supplement to Proxy Statement dated April 11, 1996.(1)

99(b) Financial Statements of Riverview Tower Limited Partnership as at December 31, 1993, 1994 and 1995.

99(c) Financial Statements of Pacific Place Partners, Ltd. as at December 31, 1994 and 1995.(1)

*Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

(1) Previously filed.