Form 10-K405/A
period 1996-01-31
REALTY REFUND TRUST
filed 1997-04-18
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                       [Cover Continued on Following Page]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 10, 1997: $ 4,202,782.
                                 ------------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,020,586
                                                            ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Shareholders -- Part II.

                                     PART II

                                     PART IV

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

               3. The exhibits filed as part of this report are set forth on the Exhibit Index on pages 3 through 7 hereof and each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto has been marked with an asterisk on the Exhibit Index.

      (b) No current reports on Form 8-K were filed during the last quarter of fiscal year 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 17, 1997                         REALTY REFUND TRUST



                                              By: /s/James H. Berick
                                                  ---------------------------
                                              Name:  James H. Berick
                                              Title:  President

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

23             Consent of Independent Public Accountants.(1)

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

(1)Previously filed.