Form 10-K405
period 1997-01-31
REALTY REFUND TRUST
filed 1997-05-01
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


      (Mark One)

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

      For the fiscal year ended January 31, 1997

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

      For the transition period from _______ to _______.

      Commission File No. 1-7062

                               REALTY REFUND TRUST
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          OHIO                                            34-6647590
---------------------------------               -------------------------------
(State or Other Jurisdiction                    (I.R.S. Employer Identification
of Incorporation or Organization)                          Number)

1385 Eaton Center Cleveland, Ohio                         44114
--------------------------------------          --------------------------------
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

                       [Cover Continued on Following Page]

                      [Cover Continued From Previous Page]


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 21, 1997: $4,175,175


                        DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's 1997 Annual Report--Parts I and II.

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

               The Registrant historically specialized in wrap-around mortgage lending, whereby the borrower is offered a total mortgage loan (the wrap-around loan), the principal amount of which loan equals the balance outstanding on an existing prior mortgage loan on the borrower's property, plus an additional amount supplied by the Registrant, on existing income-producing commercial, industrial and multi-unit residential real property. Typically, a wrap-around loan made by the Registrant is subordinate to the lien of the existing prior mortgage loan that remains on the property.

               In addition to mortgage investments, the Trustees in 1990 authorized the Registrant to pursue equity investments in shopping center, multi-family residential, office building, industrial and warehouse properties.

               The Registrant made no mortgage loans during each of the fiscal years ended January 31, 1997 and January 31, 1996. At February 1, 1996, the Registrant had two outstanding mortgage loans receivable, both of which matured in fiscal year 1997.

               Following a lengthy period of time during which the Trust explored various strategies to maximize the value of the Trust to its shareholders, in August 1996, the Trust began discussions with representatives of a privately-held Arizona corporation who proposed to restructure the Trust into an "umbrella partnership REIT" whereby the Trust will be the general partner and others will be the limited partners in a newly-formed limited partnership which will invest in hotel properties. After lengthly negotiations, an agreement in respect of such transactions was executed by all parties on December 27, 1996. See "The Formation Transactions", below.


Wrap-Around Financing and Other Mortgage Loans.
-----------------------------------------------

               Wrap-around financing is desirable for a borrower in those cases in which an existing mortgage has an interest rate below presently prevailing interest rates or in which replacing an existing mortgage is either prohibited entirely or involves a pre-payment penalty. The decline in recent years in prevailing interest rates coupled with the low cost of traditional refinancing has decreased significantly the desirability of wrap-around financing as a form of refinancing. As of January 31, 1997, the Registrant had no loans receivable.

               In September 1996, the Toledo, Ohio loan investment was converted from a wrap-around mortgage loan to a junior mortgage loan. On September 25, 1996, a principal prepayment of $600,000 was received and approximately $401,000 of escrow funds held by the Trust was applied against the mortgage loan receivable balance. The commercial building that secured the loan was owned by a partnership of which a corporation owned by Alan M. Krause, a Trustee and the Chairman and Co-Chief Executive Officer of the Registrant, is general partner. The building was sold by the partnership. In connection with that sale, the Trust has been released by the new owner from any claims or liabilities relating to that property, and the Trust has released its rights to any obligations owed to it by the partnership.

Equity Investments.
-------------------

               In July 1992, the Registrant, through a wholly-owned corporate subsidiary, took title in lieu of foreclosure to the leasehold estate in the Chicago office building upon which the Registrant previously had mortgage loans. At January 31, 1992, the Registrant's net investment in the Chicago office building was approximately $11,261,900, net of senior mortgage loans of approximately $942,000. The Registrant's investment was written down to $7,260,000, based upon the report of an independent real estate appraisal firm, with a corresponding charge to the Registrant's operations in the third quarter of fiscal 1993. In the first quarter of fiscal year 1994, the Registrant, through a wholly-owned corporate subsidiary, consummated the purchase of an 83% interest in the underlying fee simple estate in the property for approximately $897,000. In April 1996, the Registrant, through a wholly-owned corporate subsidiary, consummated the purchase of the remaining 17% interest in the underlying fee simple estate for approximately $275,000. Net book value for the Chicago office building, improvements and land as of January 31, 1997 (including a $3,000,000 and $1,085,000 valuation allowance at January 31, 1996 and 1997, respectively, established to reduce the carrying value of the property to its current estimated net realizable value) was $5,599,122. While the Registrant presently is operating the office building, its present intention is to seek a purchaser and not to hold the building as a long-term investment.

      The Registrant currently has no other equity investments in real estate.

The Formation Transactions
--------------------------

               With the changes in the prevailing interest rate environment that occurred in the late 1980s and have continued, the wrap-around mortgage has become a less attractive alternative to potential borrowers than conventional mortgage refinancing. As a response to such changes, and to the maturation and winding down of the Trust's existing investment portfolio, the Trustees in 1990 authorized the Trust to explore potential real estate equity investments. By mid-1994, as the Trust's mortgage portfolio continued to mature and wind down, the Trustees determined to expand the scope of its evaluation of strategic alternatives to include potential sales, mergers or restructurings of the Trust or an orderly liquidation of the Trust. In August 1995, after several months of consultation, analysis and advice, the Trust formally retained Brown, Gibbons, Lang & Company, L.P. ("BGL"), an investment banking firm, to act as its financial advisor in developing and implementing a strategy to maximize the value of the Trust to its shareholders.

               As the Trust's financial advisor, BGL sought out proposals for potential mergers, sales or other restructurings of the Trust, while continuing to evaluate the relative potential benefits to shareholders of an orderly liquidation. BGL received in excess of 100 inquiries on the Trust's behalf, all of which it reviewed and analyzed. BGL and the Trust's management determined that, in the majority of cases, such inquiries were too speculative or otherwise too unattractive to pursue beyond a review of the initial proposal.

               The Trust's management, assisted by BGL, pursued approximately ten of such inquiries past the initial information stage and entered into confidentiality agreements with the proponents thereof. After exchanging certain confidential information, the Trust's management, BGL and the proponents developed and analyzed the proposed structure and terms of the proposals, and conducted repeated meetings with the proponents' principals and their advisors, before the Trust's management, with the advice of BGL ultimately determined that such proposals did not present realistic opportunities for the Trust's shareholders to realize value in excess of that which the Trust's management reasonably expected would be available upon a liquidation of the Trust. Such analyses and determinations were presented to and reviewed with the Trustees on an ongoing basis.

               In August 1996, during the course of its review of the various proposals and alternatives presented and available to it, the Trust was approached by representatives of Hospitality Corporation International ("HCI"), a privately-held Arizona corporation. HCI through affiliated entities, controls seven all-suite hotel properties, comprising 1,036 hotel studio and two-room suites, in Tucson, Phoenix, Scottsdale, Tempe, Flagstaff and Yuma, Arizona and in Ontario, California (the "Hotels"), five of which are owned by partnerships (the "Hotel Partnerships") and the remaining two of which are owned by corporations (the "Hotel Companies"). HCI proposed a possible combination of the Hotels with the Trust. After the exchange of additional confidential information, the Trust, BGL and HCI's advisors commenced discussions regarding the potential for adding the Hotels to the Trust's portfolio by means of the formation of a limited partnership, of which the Trust would be the general partner and to which the Hotels would be contributed. From mid-September 1996 through October 1996 the Trust and HCI discussed, analyzed and developed in detail a proposed transaction and exchanged and negotiated a series of term sheets setting forth the structure of the proposed transaction. This process involved a number of meetings among the Trust's management, BGL, HCI's legal and financial advisors, and certain members of HCI's senior management team. The Trustees were kept advised as to the progress of the analysis and negotiations, and provided the Trust's management with input throughout the preliminary negotiation process.

               In late October 1996, the Trust and HCI had reached a preliminary agreement as to the framework of the proposed transaction. The parties exchanged and negotiated numerous successive drafts of the Formation Agreement over a period of two months culminating in the definitive Formation Agreement being executed by all parties on December 27, 1996.

               Pursuant to the Formation Agreement, the parties had until January 27, 1997 (which date subsequently was extended by mutual agreement to February 12, 1997) to expand their due diligence investigations. Any party was free to terminate the Formation Agreement at any time during that period without penalty or further obligation. During such period, the parties commenced the drafting and negotiation of the documentation required to implement the Formation Agreement. The execution of the Formation Agreement was ratified and approved (subject to shareholder approval (which the Trust will seek at its annual meeting of shareholders) and other required approvals) by the Trustees on February 14, 1997, at which time the Trust announced the proposed transaction to the public, and by HCI's Board of Directors on February 14, 1997.

               In general, the Formation Agreement provides that the Trust will be the general partner, and the investors in the five Hotel Partnerships and one of the Hotel Companies will be the limited partners, in such newly-formed limited partnership, thus restructuring the Trust into an "umbrella partnership REIT", or "UPREIT". This newly-formed limited partnership will own substantial interests in the five Hotel Partnerships and directly will own the Flagstaff Hotel, with the remaining Hotel being acquired directly by a newly-formed subsidiary of the Trust. In addition to this restructuring, the Trust's investment advisor, Mid-America ReaFund Advisors, Inc. (the "Advisor"), which presently is owned by the Trust's Co-Chief Executive Officers, will be acquired by the principals of HCI. Further, such principals will acquire certain outstanding and newly-issued Common Shares, the existing Trustees will resign and their positions will be filled by appointees of HCI, and certain other concurrent transactions will occur, all as described more fully in the Formation Agreement.

Competition and Inflation.
--------------------------

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

               In respect of equity investments, the Registrant competes against insurance companies, pension funds, other real estate investment trusts, limited partnerships, private investors, owner-operators and numerous other potential investors, many of which may have greater financial resources and more experience than the Registrant. The Registrant's Chicago property has, and it is expected that any additional rental properties acquired by the Registrant will have, substantial competition from similar properties in the vicinity. To the extent the Registrant has acquired or acquires commercial properties, the success of the Registrant will depend, in part, upon the ability of its tenants in competing with businesses similar to those conducted by the tenants and upon other factors which may affect the economic viability of the tenants.

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

Advisory Agreement And Advisor.
-------------------------------

               The Registrant has an Advisory Agreement with the Advisor which provides for the Advisor's services as the investment advisor and administrator of the day-to-day investment operations of the Registrant and pursuant to which the Advisor is responsible for providing the Registrant with a continuing and suitable investment program. Therefore, the Registrant employs no persons on a full-time basis. The Registrant's Chairman and President are the sole shareholders of the Advisor.

               The Advisory Agreement is renewable annually and can be terminated upon 60 days' notice by the Registrant and 120 days' notice by the Advisor. The Advisor receives, subject to certain limitations, an annual fee equal to 1% of the average invested assets for the year (as defined in the Advisory Agreement) and an annual incentive fee equal to 10% of the amount by which the net profits (as defined in the Advisory Agreement) of the Registrant exceeds 8% of the average net worth for the year, and 10% of any realized net capital gains of the Registrant. Under the terms of the Formation Agreement, the Advisor will be acquired by the principals of HCI.

Lines Of Credit.
----------------

               The Registrant had an agreement with National City Bank (the "Bank") providing for a secured revolving line of credit (the "Credit Agreement"). The Credit Agreement, originally scheduled to expire in October 1996, was extended to November 1996 to correspond with the extended maturity date of the Fort Worth, Texas loan receivable. The proceeds from the repayment of the Fort Worth, Texas loan were utilized, in part, to retire all outstanding borrowings under the Credit Agreement. Upon retirement of all outstanding borrowings thereunder, the Credit Agreement expired.

               On March 16, 1993, the Registrant sold a $5,000,000 secured note (the "Note") to Mr. Krause at par. The Note bore interest at the prime lending rate of the Bank, and was scheduled to mature on August 31, 1996. The Trust has exercised its option to extend the maturity of the Note. The Note is secured by a lien on the assets of the Registrant, which lien is subordinate to the prior lien of the Bank. In connection with the closing of the sale of the Note, the Registrant's Trustees received the written opinion of an independent investment banking firm that the terms of such sale were fair, from a financial point of view, to the other Shareholders of the Registrant. The proceeds of the sale of the Note were used to reduce the outstanding indebtedness of the Registrant to the Bank under its secured revolving line of credit. At March 21, 1997, the outstanding principal balance of the Note was $2,300,000.

Item 2.        PROPERTIES.
               -----------

               The Registrant maintains its headquarters in leased facilities in Cleveland, Ohio which it shares with the Advisor. The Registrant owns no real property other than the Chicago office building. See "Business-Equity Investments".

               The following is a detailed description of the property owned by the Registrant. Financial information concerning the Chicago office building is outlined in Note 4 to Notes to Financial Statements set forth on Page 12 of the Registrant's 1997 Annual Report (Exhibit 13), which information hereby is incorporated by reference.

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

               The general market for office leasing in downtown Chicago is very competitive. According to the fourth quarter 1996 Building Owners and Managers Association of Chicago occupancy survey, the overall occupancy in the area where this building is located, the Central Business District/East Loop, was 80.09%, an increase of .32% since the fourth quarter of 1995 and
 .67% since the fourth quarter of 1994. A Class C Building generally is described as an older building in need of some repair and/or renovation.

               The following table sets forth the average occupancy rate and average rent per square foot for this building as of December 31 for the years indicated:


                      1996            1995          1994          1993          1992
                      ----            ----          ----          ----          ----


Average Occupancy     54.0%           59.0%         61.0%         57.0%         55.0%

Rate

Average Rent Per     $15.50          $15.50        $16.19        $15.99        $16.15
Square Foot


               No tenant occupies 10% or more of the rentable square footage of the building. The following table sets forth further information concerning the office building leases:


Year of     Number        Net                                    Percentage
Lease       of            Square            Annual               of Gross
Expiration  Tenants       Feet              Rent                 Annual Rent
----------  -------       ----              ----                 -----------

1997          18          18,939             $300,901.00          15.96%
1998          22          40,491             $595,204.00          31.57%
1999           8          13,927             $256,737.00          13.62%
2000           6          16,369             $344,768.00          18.29%
2001           4           9,347             $172,201.00           9.13%
2002           0             0               $    0                  0
2003           1           1,059             $ 16,467.00            .87%
2004           0             0               $    0                  0
2005           3           6,008             $106,381.00           5.64%
2006           1           1,247             $ 24,067.00           1.28%
2007           1           2,444             $ 68,069.00           3.65%

               For federal income tax purposes, the Registrant's tax basis in the building, improvements and land is $9,690,000 less accumulated depreciation on the building and improvements as of January 31, 1997 of $911,000. For federal income tax purposes, the Registrant depreciates the building and improvements using the straight line method over a life of 40 years.

               The real estate tax rate is $198.52 per $1,000 of assessed valuation. The current annual real estate taxes are $433,424.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

               The age (as of March 21, 1997), business experience during the past five years and offices presently held by each of the Registrant's executive officers are reported below. The Registrant's By-Laws provide that officers shall hold office until their successors are duly elected and qualified and that any officer may be removed from office at any time by the Registrant's
Trustees.

               ALAN M. KRAUSE: Age 67; Chairman of the Board of Trustees and Co-Chief Executive Officer of the Registrant since 1990 and prior thereto Vice Chairman of the Board of Trustees of the Registrant since 1971. Chairman of the Board and Co-Chief Executive Officer of Mid-America ReaFund Advisors, Inc. (Advisor to the Registrant) since 1990. Principal, The Mid-America Companies (real estate ownership) since prior to 1983 and President, The Mid-America Management Corporation (real estate management) since 1983.

               JAMES H. BERICK: Age 63; President, Treasurer and Co-Chief Executive Officer of the Registrant since 1990 and prior thereto Vice Chairman of the Board of Trustees and Secretary of the Registrant since 1971. President, Co-Chief Executive Officer and Treasurer of Mid-America ReaFund Advisors, Inc. (Advisor to the Registrant) since 1990. Chairman, Berick, Pearlman & Mills Co., L.P.A. (attorneys) since 1986.

                                     PART II
                                     -------

Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK
               ----------------------------------------
               AND RELATED SECURITY HOLDER MATTERS
               -----------------------------------

               The Registrant's shares of beneficial interest are traded on the New York Stock Exchange under the symbol "RRF". As of March 21, 1997, the Registrant had approximately 543 shareholders of record.

               The following table sets forth the high and low sales prices of the Registrant's shares of beneficial interest, as well as dividends declared thereon, for the last two fiscal years:


                                   Price Range
                                   -----------

Fiscal Year 1996        High         Low        Dividends
----------------        ----         ---         ---------

First Quarter           8 5/8        7 3/8           .20
Second Quarter          8 1/8        7 1/4           .10
Third Quarter           8            4 1/2           .10
Fourth Quarter          7            4 3/8           .10

Fiscal Year 1997        High         Low          Dividends
----------------        -----        ---          ---------

First Quarter           7 1/4        5 3/4           .10
Second Quarter          5 7/8        5 3/8           .10
Third Quarter           6            5 3/8           .10
Fourth Quarter          5 5/8        4 7/8           .10

Item 6.        SELECTED FINANCIAL DATA.
               ------------------------

               Information in response to this item is set forth on page 2 of the Registrant's 1997 Annual Report (Exhibit 13), which information is incorporated herein by reference.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ---------------------------------------
               OPERATING RESULTS AND FINANCIAL POSITION.
               -----------------------------------------

               Information in response to this Item is set forth on pages 3 through 6 of the Registrant's 1997 Annual Report (Exhibit 13), which information is incorporated herein by reference.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
               --------------------------------------------

               The financial statements of the Registrant and the notes thereto appear on pages 7 through 15 of the Registrant's 1997 Annual Report, which information is incorporated herein by reference.

               The other financial statements and schedules required herein are filed as "Financial Statement Schedules" pursuant to Item 14 of this Report.

Item 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
               -----------------------------------------------------

               None.


                                    PART III
                                    --------


Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
               ---------------------------------------------------

               The information required by this Item in respect of Executive Officers is set forth on Pages 10 through 11 of this Form 10-K and is incorporated herein by reference.

      The information concerning Directors is set forth below and is based in part of information received from the respective Directors and in part on the Registrant's records:




                          Principal Occupations During Past Five             First
                           Years, Age as of March 21, 1997 and               Became
     Name                        and Directorships Held                     Trustee
---------------           -----------------------------------------         -------
Alan M. Krause            Chairman and Co-Chief Executive Officer             1971
                          of the Trust since 1990 and, prior thereto,
                          Vice Chairman of the Trust; Chairman of
                          Mid-America ReaFund Advisors, Inc. since
                          1990 (investment advisor to the Trust);
                          Principal, The Mid-America Companies
                          (real estate ownership); President, The
                          Mid-America Management Corporation (real
                          estate management).  Age 67.

James H. Berick           President and Treasurer of the Trust since          1971
                          1990 and, prior thereto, Vice Chairman and
                          Secretary of the Trust; President and
                          Treasurer of Mid-America ReaFund Advisors,
                          Inc. since 1990 (investment advisor to the
                          Trust); Chairman, Berick, Pearlman & Mills
                          Co., L.P.A. (attorneys). Mr. Berick is a
                          Director or Trustee of MBNA Corporation,
                          A. Schulman, Inc., The Tranzonic Companies,
                          and The Town and Country Trust.  Age 64.

Alvin M. Kendis*          Retired. Formerly, of Counsel, McDonald,            1971
                          Hopkins, Burke & Haber Co., L.P.A.
                          (attorneys).  Age 78.

Frank L. Kennard*         Retired. Formerly, Senior Vice President,           1971
                          The Huntington National Bank.  Age 74.

Samuel S. Pearlman*       Principal, Berick, Pearlman & Mills Co.,            1991
                          L.P.A. (attorneys).  Age 54.

---------------
*Member of the Audit Committee.

         Mr. Krause has been both an owner and an investor in a significant number of real estate projects and, directly or through affiliates, is a general partner in numerous real estate partnerships. A property owned by one of such real estate partnerships was sold in 1994 through foreclosure. In 1996, a receiver was appointed in respect of a property owned by another such partnership, which property was subsequently conveyed by deed in lieu of foreclosure to the first mortgage holder.

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Trust's executive officers and Trustees, and persons who beneficially own more than 10% of its outstanding Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Dan Z. Bochner, who has reported beneficial ownership of in excess of 10% of the Trust's outstanding Shares, failed timely to file twelve Forms 4 in respect of sixty purchase transactions involving the Trust's Shares during the period from December 1995 through December 1996. Mr. Bochner reported all of such transac-tions on a Form 4 filed in December 1996. The Trust has no information regarding whether Mr. Bochner was required to file a Form 5 in respect of the 1996 calendar year.

Item 11.  EXECUTIVE COMPENSATION.
          -----------------------

                  The aggregate compensation, consisting exclusively of Trustees' fees, paid by the Trust to all Trustees as a group (five persons) for the year ended January 31, 1997 was $15,000.

                  The Trust pays Trustees' fees to each Trustee, other than Messrs. Krause and Berick, in the amount of $250 per month plus $500 for each month in which a Trustee attends a Board meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN
          ------------------------------
          BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------

                  The following table, together with the accompanying footnotes, describes the beneficial ownership of the Registrant's Common Shares as of March 21, 1997 (except as otherwise indicated) of (1) each person who was known to the Registrant to be the beneficial owner of more than five percent (5%) of the total Shares of the Common Shares issued and outstanding on such date, and (2) each current Trustee as well as all executive officers and Trustees as a group. Except as otherwise indicated, the Share figures shown below are based upon information supplied by the named individuals and group members described in the table and the Registrant's records.

                  As used in the table, a person is deemed to be the beneficial owner of all Shares in respect of which such person has or shares voting or investment power (regardless of whether such individual is entitled to receive any economic benefits derived from such shares). As used herein, "voting power" means the power to vote, or to direct the voting of, shares and "investment power" means the power to dispose of, or to direct the disposition of, shares.



    NAME OF                           NO. OF
BENEFICIAL OWNER                   COMMON SHARES         PERCENT
----------------                   -------------         -------

Dan Z. Bochner (a)...................234,900              23.0%
Alan M. Krause (b)...................183,001              17.9
James H. Berick (c)..................    600                *
Alvin M. Kendis......................  1,000                *
Frank L. Kennard.....................  1,000                *
Samuel S. Pearlman...................    750                *

All executive officers and trustees
as a group (five persons)            185,551              19.6%

(a) Pursuant to Amendment No. 2 to Schedule 13-D, dated December 26, 1996, filed with the Securities and Exchange Commission by Dan Z. Bochner. The address for Mr. Bochner is 1618
         Cotner Avenue, Los Angeles, California 90025.

(b) The address for Mr. Krause is 1385 Eaton Center, 1111 Supe-rior Avenue, Cleveland, Ohio 44114.

(c) Does not include 14,000 Common Shares owned by a partnership in which Mr. Berick's adult children are partners, 100 Common Shares owned by Mr. Berick's spouse, and 80 Common Shares owned by Mr. Berick's adult children.

Change in Control
-----------------

                  Under the terms of the Formation Agreement, an affiliate of HCI will purchase 200,000 presently issued and outstanding shares of the Trust and may purchase up to 200,000 presently authorized but unissued shares of the Trust. Further, at the closing date, the Formation Agreement provides for the replacement of the current members of the Board of Trustees.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

                  The Trust is a party to an Advisory Agreement under which the Trust receives certain services from the Advisor. The Advisory Agreement provides that the Advisor, under the supervision of the Trustees, serves as investment adviser and consultant in connection with the policy decisions to be made by the Trustees of the Trust and as administrator of the day-to-day invest-ment operations of the Trust. In return for the Advisor's services, the Advisory Agreement provides, in part, that the Advisor is to receive (a) a monthly fee of 1/12th of 1% of the average book value of the invested assets of the Trust during the next preceding month; (b) 15% of the commitment fees received by the Trust for any stand-by or gap commitment relating to a mortgage loan which is not closed; and (c) an incentive fee equal to 10% of the amount, if any, by which the net profits of the

Trust exceed 8% of the average monthly net worth of the Trust for the year. The Advisor will refund to the Trust the amount, if any, by which the operating expenses of the Trust in any fiscal year exceed the lesser of (x) 1 1/2% of the invested assets of the Trust for such fiscal year or (y) the greater of (i) 1 1/2% of the average month-end net assets of the Trust for such fiscal year or
(ii) 25% of the net income of the Trust for such fiscal year. The Trust paid an aggregate amount of $140,800 to the Advisor for services rendered under the Advisory Agreement during the year ended January 31, 1997.

                  Each of Messrs. Krause and Berick has an employment agreement with the Trust, expiring in 2007, which provides that he will receive no compensation from the Trust as long as the Advisory Agreement is in effect. Should the Advisor no longer provide such services, Messrs. Krause and Berick will then be compensated, collectively, upon the same annual basis as is the Advisor with each to receive, as long as he continues to be employed pursuant to his employment agreement, an amount equal to (a) if both of Messrs. Krause and Berick continue their employment with the Trust, one-half of the compensation that would have been paid to the Advisor or (b) if only one of Messrs. Krause and Berick continues his employment with the Trust, the full amount of the compensation that would have been paid to the Advisor.

                  The Trust had a wrap-around mortgage loan on an office building in Toledo, Ohio owned by Riverview Tower Limited Partnership, a limited partnership of which an affiliate of Mr. Krause is a general partner. The loan was retired as of January 31, 1997 by the conveyance by the borrower of a deed in lieu of foreclosure to the first mortgage holder and a release by the Trust of its mortgage. At such time, the loan had a principal balance of $111,000 which amount was charged off by the Trust. The loan bore interest at a rate per annum equal to 10%. During the year ended January 31, 1997, the largest principal balance of the loan was $4,447,497 and the largest amount of the Trust's net investment in the loan was $1,350,522.

                  On March 16, 1993, the Trust borrowed $5,000,000 from Mr. Krause by selling to him the Trust's $5,000,000 Note at par. The Note bears interest at the base lending rate of National City Bank, Cleveland, Ohio.
During the year ended January 31, 1997, the largest principal balance   under
the Note was $4,500,000. As of March 21, 1997, the outstanding principal balance under the Note was $2,300,000. Mr. Krause has agreed to defer the payment of principal in respect of the note until after the sale by the Trust of its Chicago office property. The Note is secured by a lien on the assets of the Trust. In connection with the closing of such financing, the Trustees received the written opinion of an independent investment banking firm that the terms of such financing were fair, from a financial point of view, to the other Shareholders of the Trust. The proceeds of the sale of the Note were used to reduce the Trust's outstanding indebtedness to its former bank under its former revolving line of credit.

                  James H. Berick and Samuel S. Pearlman are the Chairman and a principal, respectively, of the law firm of Berick, Pearlman & Mills Co., L.P.A., general counsel to the Trust, which received legal fees from the Trust during the year ended January 31, 1997 in the amount of $67,329.


                                     PART IV
                                     -------

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ---------------------------------------------------
                  ON FORM 8-K.
                  ------------

                  (a)      1.       See the Index to Financial Statements set
                                    forth on page 23 hereof for a list of
                                    financial statements and financial schedules included or incorporated herein by reference.

                           2. The exhibits filed as part of this report are set forth on the Exhibit Index on pages 19 through 22 hereof and each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto has been marked with an asterisk on the
                                    Exhibit Index.

                  (b) No current reports on Form 8-K were filed during the last quarter of fiscal year 1997.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REALTY REFUND TRUST


Dated:  April 29, 1997                   By:  /s/ Alan M. Krause
                                              ----------------------------
                                              Alan M. Krause, Chairman


                                         By:  /s/ James H. Berick
                                              ----------------------------
                                              James H. Berick,
                                              President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 29, 1997                    /s/ James H. Berick
                                         ----------------------------
                                         James H. Berick, Trustee,
                                         Principal Executive Officer,
                                         Principal Financial Officer
                                         and Principal Accounting
                                         Officer

Dated: April 29, 1997                    /s/ Alan M. Krause
                                         ----------------------------
                                         Alan M. Krause, Trustee and
                                         Principal Executive Officer


                                         Frank L. Kennard, Trustee
                                         Alvin M. Kendis, Trustee
                                         Samuel S. Pearlman, Trustee

Dated: April 29, 1997                    By:  /s/ Alan M. Krause
                                              -----------------------
                                              Alan M. Krause,
                                              Attorney-In-Fact

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

10(j)* Amendment dated June 1, 1995 to Advisory Agreement between the Registrant and the Advisor (incorporated by reference to Exhibit 10(j) of Registrant's Form 10-K for fiscal year ended January 31, 1996).

10(k)* Amendment dated June 1, 1996 to Advisory Agreement between the Registrant and the Advisor.

10(l) Secured Note Purchase Agreement dated March 16, 1993 between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated March 16, 1993 and filed with the Securities and Exchange Commission on March 24, 1993).

10(m)* Employment Agreement dated January 22, 1990 between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(i) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(n)* Amendment No. 1 dated June 1, 1990 to Employment Agreement between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(j) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(o)* Amendment No. 2 dated June 1, 1991 to Employment Agreement between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(k) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(p)* Amendment No. 3 dated June 1, 1992 to Employment Agreement between the Registrant and Alan M. Krause (incorporated by reference to Exhibit 10(s) of the Registrant's Form 10-K for the fiscal year ended January 31, 1993).

10(q)* Amendment No. 4 dated June 1, 1993 to Employment Agree-ment between the Registrant and Alan M. Krause (incor-porated by reference to Exhibit 10(u) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1994).

10(r)* Amendment No. 5 dated June 1, 1994 to Employment Agree-ment between the Registrant and Alan M. Krause (incor-porated by reference to Exhibit 10(x) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1995).

10(s)* Amendment No. 6 dated June 1, 1995 to Employment Agree-ment between Registrant and Alan M. Krause (incorpo-rated by reference to Exhibit 10(cc) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1996).

10(t)* Amendment No. 7 dated June 1, 1996 to Employment Agree-ment between Registrant and Alan M. Krause.

10(u)* Employment Agreement dated January 22, 1990 between the Registrant and James H. Berick (incorporated by refer-ence to Exhibit 10(l) of the Registrant's Form 10-K for the fiscal year ended January 31, 1992).

10(v)* Amendment No. 1 dated June 1, 1990 to Employment Agree-ment between the Registrant and James H. Berick (incor-porated by reference to Exhibit 10(m) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1992).

10(w)* Amendment No. 2 dated June 1, 1991 to Employment Agree-ment between the Registrant and James H. Berick (incor-porated by reference to Exhibit 10(n) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1992).

10(x)* Amendment No. 3 dated June 1, 1992 to Employment Agree-ment between the Registrant and James H. Berick (incor-porated by reference to Exhibit 10(w) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1993).

10(y)* Amendment No. 4 dated June 1, 1993 to Employment Agree-ment between the Registrant and James H. Berick (incor-porated by reference to Exhibit 10 (z) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1994).

10(z)* Amendment No. 5 dated June 1, 1994 to Employment Agree-ment between the Registrant and James H. Berick (incor-porated by reference to Exhibit 10(dd) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1995).

10(aa)* Amendment No. 6 dated June 1, 1995 to Employment Agree-ment between the Registrant and James H. Berick (incor-porated by reference to Exhibit 10(jj) of the Regis-trant's Form 10-K for the fiscal year ended January 31,
                  1996).

10(bb)* Amendment No. 7 dated June 1, 1996 to Employment Agree-ment between the Registrant and James H. Berick.

10(cc)            Formation Agreement among the Registrant, MARA, Alan M.
                  Krause, James H. Berick, HCI, InnSuites Hotels, L.L.C., James F. Wirth, Tucson Hospitality Properties, Ltd., Yuma Hospitality Properties, Ltd., Baseline Hospitality Properties, Ltd., Northern Phoenix Investment Limited Partnership, Ontario Hospitality Properties Limited Partnership, Hulsey Hotels Corporation and Buenaventura Properties, Inc.

13                The Registrant's 1997 Annual Report.

24                Powers of Attorney.

27**              Financial Data Schedule.

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

                               REALTY ReFUND TRUST
                               -------------------

                    LIST OF FINANCIAL STATEMENTS AND SCHEDULE
                    -----------------------------------------

The following financial statements of Realty ReFund Trust are included in Item
8:

               Report of Independent Public Accountants

               Balance Sheets -- January 31, 1997 and 1996

               Statements of Operations -- For the Years Ended January 31, 1997,
                 1996 and 1995

               Statements of Shareholders' Equity -- For the Years Ended January
                 31, 1997, 1996 and 1995

               Statements of Cash Flows -- For the Years Ended January 31, 1997,
                 1996 and 1995

               Notes to Financial Statements -- January 31, 1997, 1996 and 1995

The following financial statement schedule of Realty ReFund Trust is included in
Item 14(a)1.:

               Schedule III -- Real Estate and Accumulated Depreciation

               All other schedules are omitted, as the information is not required or is otherwise furnished.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                     ON THE FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Trustees,
Realty ReFund Trust:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Realty ReFund Trust's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)1. of this Form 10-K is the responsibility of the Trust's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   /s/ Arthur Andersen LLP


Cleveland, Ohio
  February 14, 1997.

                                                                                                                 SCHEDULE III

                              REALTY ReFUND TRUST
                              -------------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------

                             AS OF JANUARY 31, 1997
                             ----------------------



                                                                                       Cost Capitalized
                                                        Initial Cost                    Subsequent to
                                                           to Trust                       Acquisition
                                                ----------------------------    ----------------------------

                                                               Buildings and                    Building and
                                 Encumbrances      Land        Improvements        Land         Improvements
                                 ------------      ----        -------------       ----         ------------
 Office Building--Chicago,
    Illinois                       $     -      $   897,436    $   7,260,000    $   287,758    $   (2,053,835)
                                   =======      ===========    =============    ===========    ==============


                                             Gross Amounts at
                                            Which Carried at
                                             Close of Period
                               ---------------------------------------------
                                                                                                   Year
                                               Buildings and        Total       Accumulated      Construction      Date
                                  Land         Improvements       (A) (B)      Depreciation      Completed       Acquired    Life
                                  ----         ------------       -------      ------------      ---------       --------    ----
 Office Building--Chicago,
    Illinois                   $  1,185,194    $  5,206,164    $   6,391,358    $   792,236       $     -          (C)        (D)
                               ============    =============    ============    ===========       =======         ======     ======


              (A) Reconciliation of total cost and accumulated depreciation.

                                                                               1997                           1996
                                                                      -------------------------      -------------------------
                                                                      Total         Accumulated      Total         Accumulated
                                                                      Cost          Deprecation      Cost          Deprecation
                                                                      -----         -----------      -----         -----------
              BALANCE, beginning of year                            $7,188,600         $792,236    $9,009,696        $359,439
              ADDITIONS DURING PERIOD:
                 Building improvements                                   -                -           491,599           -
                 Tenant improvements                                     -                -           687,305           -
                 Acquisition of land                                   287,758            -             -               -
                 Depreciation  expense                                   -                -             -             432,797
              DEDUCTIONS DURING PERIOD:
                 Writedown to estimated net realizable value (E)    (1,085,000)           -        (3,000,000)          -
                                                                    ----------         --------    ----------        --------
              BALANCE, end of year                                  $6,391,358         $792,236    $7,188,600        $792,236
                                                                    ==========         ========    ==========        ========


                                                                               1995
                                                                     -------------------------
                                                                     Total         Accumulated
                                                                      Cost         Deprecation
                                                                     -----         -----------
              BALANCE, beginning of year                            $8,387,719       $  29,256
              ADDITIONS DURING PERIOD:
                 Building improvements                                 107,000           -
                 Tenant improvements                                   514,977           -
                 Acquisition of land                                     -               -
                 Depreciation  expense                                   -             330,183
              DEDUCTIONS DURING PERIOD:
                 Writedown to estimated net realizable value (E)         -               -
                                                                    ----------       ---------
              BALANCE, end of year                                  $9,009,696        $359,439
                                                                    ==========        ========

              (B) For federal income tax purposes, the aggregate cost is $9,690,000 at January 31, 1997.

              (C) Building title was accepted in July 1992.  Land was acquired in March and April 1993 and April 1996.

              (D) Effective February 1, 1996, the Trust adopted FAS No. 121 and, as a result, no depreciation expense is being recorded on the real estate held for sale.

              (E) In fiscal 1997 and 1996, the Trust recorded a provision of $1,085,000 and $3,000,000, respectively, to reduce the carrying value of the real estate held for sale to its estimated net realizable value.  The amount of each of the writedowns was based upon the Trust's estimate of the amount of net proceeds which would be realized upon the sale of the real estate.
