Form 10-Q
period 1997-04-30
REALTY REFUND TRUST
filed 1997-06-13
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


 _  _    Quarterly report pursuant to Section 13 or 15(d) of the Securities
|    |   Exchange Act of 1934
|  X |
|_  _|   For the quarterly period ended April 30, 1997

-------

 _  _
|    |   Transition pursuant to Section 13 or 15(d) of the Securities Exchange
|    |   Act of 1934
|_  _|
         For the transition period from ________________ to ________________


Commission File Number                         1-7062
                          ------------------------------------------------------



                               REALTY ReFUND TRUST
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its chart)


             Ohio                                                34-6647590
--------------------------------------------------------------------------------
  (State of other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                                1385 Eaton Center
                               1111 Superior Avenue
                                 Cleveland, Ohio                    44114
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code           (216) 771-7663
                                                   -----------------------------



                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______ N/A ______

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No ______ N/A ___X___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date._____________1,020,586__________

                               REALTY ReFUND TRUST
                               -------------------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                               REALTY ReFUND TRUST
                               -------------------

                                 BALANCE SHEETS
                                 --------------

                         APRIL 30, AND JANUARY 31, 1997
                         ------------------------------

                                     ASSETS
                                     ------

                                                                     April 30,       January 31,
                                                                    ----------       -----------
                                                                    (Unaudited)       (Audited)

CASH                                                                $  219,418       $  531,997

OTHER ASSETS                                                           290,519          285,004

REAL ESTATE HELD FOR SALE, net of a $4,085,000 valuation
   allowance at April 30, and January 31, 1997                       5,599,122        5,599,122
                                                                    ----------       ----------
                                                                    $6,109,059       $6,416,123
                                                                    ==========       ==========


             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Note payable to related party                                    $2,300,000       $2,300,000
   Deposits and accrued expenses                                       750,869          864,903
                                                                    ----------       ----------

         Total liabilities                                           3,050,869        3,164,903
                                                                    ----------       ----------

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest without par value; unlimited authorization; 1,020,586 shares outstanding at April 30
     and January 31, 1997                                            3,058,190        3,251,220
                                                                    ----------       ----------
                                                                    $6,109,059       $6,416,123
                                                                    ==========       ==========




      The accompanying notes are an integral part of these balance sheets.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
               --------------------------------------------------

                                                                 1997               1996
                                                             -----------        -----------
REVENUES:
   Interest income from loans receivable                     $      --          $   349,415
   Interest income from loan receivable from related
     party                                                          --              207,453
   Rental revenue from real estate held for sale                 558,933            525,466
                                                             -----------        -----------
                                                                 558,933          1,082,334
                                                             -----------        -----------

EXPENSES:
   Interest on loans underlying wrap-around mortgages               --               80,288
   Interest on loan underlying wrap-around mortgage to
     related party                                                  --               45,954
   Interest on note payable to bank                                 --              113,664
   Interest on note payable to related party                      47,485             92,010
   Fee to related party investment advisor                          --               34,175
   Operating expenses of real estate held for sale               533,649            537,031
   Amortization of deferred leasing commissions                   10,861             10,606
   Other operating expenses, net                                  57,911             66,831
                                                             -----------        -----------
                                                                 649,906            980,559
                                                             -----------        -----------

NET INCOME (LOSS)                                            $   (90,973)       $   101,775
                                                             ===========        ===========

NET INCOME (LOSS) PER SHARE                                  $      (.09)       $       .10
                                                             ===========        ===========

CASH DIVIDENDS PER SHARE DECLARED                            $       .05        $       .10
                                                             ===========        ===========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
               --------------------------------------------------

                                                                       1997               1996
                                                                   -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                               $       -          $   560,939
   Interest paid                                                       (47,609)          (338,730)
   Cash payments to investment advisor and other
     suppliers                                                        (208,173)          (220,587)
   Rental revenue received from real estate held for sale              544,230            634,914
   Cash payments for operating costs of real estate held for
     sale                                                             (498,968)          (712,461)
                                                                   -----------        -----------

         Net cash used for operating activities                       (210,520)           (75,925)
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on mortgage loans receivable                        -            1,695,921
   Principal payments on mortgage loans payable                            -           (1,670,952)
   Payments for tenant improvements                                        -                  -
   Purchase of fee interest in land                                        -             (278,138)
                                                                   -----------        -----------

         Net cash used for investing activities                            -             (253,169)
                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on note payable to related party                      -             (125,000)
   Net bank borrowings                                                     -              625,000
   Payment of cash dividends                                          (102,059)          (102,059)
                                                                   -----------        -----------
         Net cash provided by (used for) financing
           activities                                                 (102,059)           397,941
                                                                   -----------        -----------

NET INCREASE (DECREASE) IN CASH                                       (312,579)            68,847

CASH AT BEGINNING OF PERIOD                                            531,997             16,285
                                                                   -----------        -----------

CASH AT END OF PERIOD                                              $   219,418        $    85,132
                                                                   ===========        ===========

                                                                      1997             1996
                                                                   ----------       ---------
RECONCILIATION OF NET INCOME TO NET CASH (USED FOR) PROVIDED
   BY OPERATING ACTIVITIES:
     Net income (loss)                                             $ (90,973)       $ 101,775
     Adjustments to reconcile net income (loss) to net cash
       used for operating activities-
         Amortization of deferred leasing commissions                 10,861           10,606
         Amortization of deferred loan fees                              -             (4,500)
         Increase in interest receivable and other assets            (16,375)        (114,131)
         Decrease in deposits and accrued expenses                  (114,033)         (69,675)
                                                                   ---------        ---------
                                                                   $(210,520)       $ (75,925)
                                                                   =========        =========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------



                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                             APRIL 30, 1997 AND 1996
                             -----------------------

1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of April 30, 1997, and the results of its operations and cash flows for the three-month periods ended April 30, 1997 and 1996. Such adjustments are of a normal recurring nature.

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

2. DIVIDEND DECLARATION:
   ---------------------

On May 15, 1997, the Trustees declared a distribution, payable on June 16, 1997 in the amount of .05 cents per share of beneficial interest.

3. NET INCOME PER SHARE:
   ---------------------

Net income per share has been computed based on the weighted average number of shares outstanding. Net income per share for the three months ended April 30, 1997 and 1996, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At April 30, 1997 and 1996, there were 1,020,586 shares of beneficial interest outstanding.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Interest income on mortgage loans receivable decreased during the quarter ended April 30, 1997 as compared to the corresponding period of 1996 due to the maturity of the Forth Worth, Texas loan in November 1996 and the retirement of the Toledo, Ohio loan, both of which occurred during the fiscal year ended January 31, 1997. Interest expense on mortgage loans payable decreased due to the normal amortization of mortgage loan balances and the conversion of the Toledo, Ohio wrap-around mortgage loan to a junior mortgage loan in September 1996.

During the three months ended April 30, 1997, the Chicago property incurred net operating income of approximately $14,000, inclusive of amortization charges for deferred leasing commissions totaling approximately $11,000. For the prior year quarter, the Chicago property incurred a net operating loss of approximately $22,000, inclusive of deferred leasing commissions of approximately $11,000. Rental revenue increased between periods due to increases in rental rates. Operating expenses of the Chicago property and amortization of deferred leasing commissions was comparable between periods.

The Trust's real estate held for sale is within the scope of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. As such, no depreciation expense was recorded on the real estate held for sale in the quarter ended April 30, 1997 and 1996. During the fiscal year ended January 31, 1997, the Trust entered into a contract to sell the Chicago building for $6,000,000. The sale is expected to close in the summer of 1997.

There was no interest expense on bank borrowings during the quarter ended April 30, 1997 as the proceeds received in the fiscal year ended January 31, 1997, in connection with the maturity of the Forth Worth, Texas loan in November 1996 and the retirement of the Toledo, Ohio loan were used to retire all outstanding bank borrowings.

Interest expense on the note payable to related party decreased due to quarterly principal payments of $125,000 and a $1,700,000 payment from a portion of the proceeds from the repayment of the Forth Worth, Texas loan, both of which occurred during the fiscal year ended January 31, 1997.

There was no fee to investment advisor during the quarter ended April 30, 1997 due to the reduction in the Trust's investments in mortgage loans.

Other operating expenses were comparable between periods.

Liquidity
---------

To maintain tax-exempt status, the Trust is required to distribute at least 95% of its taxable income to its shareholders. It is currently the policy of the Trust to distribute sufficient dividends to maintain its tax-exempt status. The Trust has available approximately $9.5 million of net operating loss carryforwards for income tax purposes. The loss carryforwards can be used to reduce future dividend payment requirements and still allow the Trust to maintain its tax-exempt status. The Trustees will assess the level of dividends to be declared on a quarterly basis.

For the three months ended April 30, 1997 as compared to the prior year period, net cash provided by operating activities decreased due to decreased interest income from mortgage loan investments and a higher level of net cash payments for operating costs of the Chicago property.

Cash flows from investing activities was zero as all mortgage activity was eliminated during the fiscal year ended January 31, 1997.

Cash used for financing activities decreased as the Trust had no bank borrowings as compared to the prior year quarter.

The Trust's primary source of funds is cash flow, if any, generated by operating or selling the Chicago property. If the Chicago property generates cash flow operating deficits, the Trust must fund such deficits. In the opinion of management, available cash and cash flow from operations will be sufficient to fund cash requirements.

In February 1997, the Trust has signed an agreement to form a limited partnership with Hospitality Corporation International ("HCI") of Phoenix, Arizona. Under the terms of the agreement, this newly-formed partnership will acquire several of HCI's seven all-suite hotel properties in Arizona and California, as well as certain assets of the Trust. The remaining HCI hotel properties will be acquired by the Trust in exchange for newly-issued Realty ReFund Trust shares and debt. These seven HCI properties contain 1,036 suites.

These transactions will be subject to approval by the shareholders of the Trust and the investors in HCI's hotels. There can be no assurance that the necessary approvals will be obtained. Should the approvals not be obtained, this agreement will be terminated. At such time, the Trust would review its options, which may include merger or alternative acquisition possibilities, if any, or liquidation.

                     FORM 10-Q -- PART II: OTHER INFORMATION
                     ---------------------------------------

Items 1 through 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this report.

ITEM 6:                    Exhibits and Reports on Form 8-K
-----------  ------------------------------------------------------------------

   (a)       Exhibit
             Number             Exhibit
             ------             -------

                27              Financial Data Schedule(1)

   (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

---------------------

(1) Filed only in electronic format pursuant to Item 601(b) (27) of Regulation S-K.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 12, 1997.                               REALTY ReFUND TRUST
                            ---------------------------------------------------
                                                (Registrant)


                            By:         /s/ Alan M. Krause

                            ---------------------------------------------------
                                               Alan M. Krause
                                                  Chairman


                            And By:     /s/ James H. Berick

                            ---------------------------------------------------
                                               James H. Berick
                                  President and Principal Financial Officer