Form 10-Q
period 1997-07-31
REALTY REFUND TRUST
filed 1997-09-15
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 [X] Act of 1934

     For the quarterly period ended July 31, 1997
                                    -------------

     Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act [ ] of 1934

     For the transition period from _____________________ to __________________



Commission File Number                            1-7062
                      ---------------------------------------------------------


                               REALTY ReFUND TRUST
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its chart)

             Ohio                                              34-6647590
--------------------------------------------------------------------------------
(State of other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                            Identification No.)


                                1385 Eaton Center
                              1111 Superior Avenue
                                 Cleveland, Ohio                        44114
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code          (216) 771-7663
                                                  ------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No        N/A
                                       -------    ------     ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes         No        N/A   X
                          ------    ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                    1,020,586
-------------------------------------------------

                               REALTY ReFUND TRUST
                               -------------------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                                 BALANCE SHEETS
                                 --------------

                          JULY 31, AND JANUARY 31, 1997
                          -----------------------------

                                     ASSETS
                                     ------


                                                                        July 31,          January 31,
                                                                      -----------         -----------
                                                                      (Unaudited)          (Audited)

CASH                                                                   $  456,711          $  531,997

INTEREST RECEIVABLE AND OTHER ASSETS                                      289,480             285,004

REAL ESTATE HELD FOR SALE, net of a $4,085,000
   valuation allowance at July 31 and January 31, 1997                  5,599,122           5,599,122
                                                                       ----------          ----------
                                                                       $6,345,313          $6,416,123
                                                                       ==========          ==========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

LIABILITIES:
   Note payable to related party                                       $2,300,000          $2,300,000
   Deposits and accrued expenses                                        1,087,042             864,903
                                                                       ----------          ----------

 Total liabilities                                                      3,387,042           3,164,903
                                                                       ----------          ----------

SHAREHOLDERS' EQUITY:

   Shares of beneficial interest without par
     value; unlimited authorization; 1,020,586
     shares outstanding at July 31 and January 31, 1997                 2,958,271           3,251,220
                                                                       ----------          ----------
                                                                       $6,345,313          $6,416,123
                                                                       ==========          ==========



      The accompanying notes are an integral part of these balance sheets.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                              STATEMENTS OF INCOME
                              --------------------

                FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996
                -------------------------------------------------

                                                              1997                1996
                                                           -----------         -----------
REVENUES:
   Interest income from loans receivable                   $      --           $   331,189
   Interest income from loan receivable from related
     party                                                        --               205,561
   Rental revenue from real estate held for sale               545,926             570,656
                                                           -----------         -----------

                                                               545,926           1,107,406
                                                           -----------         -----------

EXPENSES:
   Interest on loans underlying wrap-around mortgages             --                50,830
   Interest on loan underlying wrap-around mortgage to
     related party                                                --                43,269
   Interest on note payable to bank                               --               122,343
   Interest on note payable to related party                    49,961              91,380
   Fee to related party investment advisor                        --                37,005
   Operating expenses of real estate held for sale             480,027             556,718
   Amortization of deferred leasing commissions                 10,863              10,784
   Other operating expenses, net                                53,964              96,613
                                                           -----------         -----------
                                                               594,815           1,008,942
                                                           -----------         -----------
NET INCOME (LOSS)                                          $   (48,889)        $    98,464
                                                           ===========         ===========


NET INCOME (LOSS) PER SHARE                                $      (.05)        $       .10
                                                           ===========         ===========

CASH DIVIDENDS PER SHARE DECLARED                          $       .00         $       .10
                                                           ===========         ===========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                              STATEMENTS OF INCOME
                              --------------------

                 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                 -----------------------------------------------

                                                               1997                1996
                                                           -----------         -----------
REVENUES:
   Interest income from loans receivable                   $      --           $   685,104
   Interest income from loan receivable from related
     party                                                        --               408,514
   Rental revenue from real estate held for                  1,104,859           1,096,122
                                                           -----------         -----------
     sale
                                                             1,104,859           2,189,740
                                                           -----------         -----------

EXPENSES:
   Interest on loans underlying wrap-around mortgages             --               131,118
   Interest on loan underlying wrap-around mortgage
     loan to related party                                        --                89,223
   Interest on note payable to bank                               --               236,008
   Interest on note payable to related party                    97,446             183,391
   Fee to related party investment advisor                        --                71,180
   Operating expenses of real estate held for sale           1,013,676           1,093,747
   Amortization of deferred leasing commissions                 21,724              21,390
   Other operating expenses, net                               111,875             163,444
                                                           -----------         -----------
                                                             1,244,721           1,989,501
                                                           -----------         -----------
NET INCOME (LOSS)                                          $  (139,862)        $   200,239
                                                           ===========         ===========

NET INCOME (LOSS) PER SHARE                                $      (.14)        $       .20
                                                           ===========         ===========

CASH DIVIDENDS PER SHARE DECLARED                          $       .05         $       .20
                                                           ===========         ===========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                            STATEMENTS OF CASH FLOWS
                            ------------------------

                 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                 -----------------------------------------------

                                                                    1997               1996
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                            $      --           $ 1,090,813
   Interest paid                                                    (97,122)           (648,102)
   Cash payments to investment advisor and other
     suppliers                                                     (218,246)           (253,286)
   Rental revenue received from real estate held                  1,072,406           1,207,317
     for sale
   Cash payments for operating costs of real estate held
     for sale                                                      (679,236)         (1,234,379)
                                                                -----------         -----------

             Net cash provided by operating activities               77,802             162,363
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on mortgage loans receivable                    --             3,424,673
   Principal payments on mortgage loans payable                        --            (3,375,113)
   Purchase of fee interest in land                                    --              (284,302)
                                                                -----------         -----------

             Net cash used for investing activities                    --              (234,742)
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on note payable to related party                 --              (250,000)
   Net bank borrowings                                                 --               575,000
   Payment of cash dividends                                       (153,088)           (204,117)
                                                                -----------         -----------

             Net cash provided by (used for) financing
               activities                                          (153,088)            120,883
                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH                                     (75,286)             48,504


CASH BALANCE AT BEGINNING OF PERIOD                                 531,997              16,285
                                                                -----------         -----------

CASH BALANCE AT END OF PERIOD                                   $   456,711         $    64,789
                                                                ===========         ===========


                                                                   1997               1996
                                                                ---------           ---------

RECONCILIATION OF NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income (loss)                                          $(139,862)          $ 200,239
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities-
         Amortization of tenant improvements and
           deferred leasing commissions                            21,724              21,390
         Amortization of deferred loan fees                          --                (9,000)
         Increase in interest receivable and other assets         (26,200)            (58,664)
         Increase in deposits and accrued expenses                222,140               8,398
                                                                ---------           ---------
                                                                $  77,802           $ 162,363
                                                                =========           =========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                             JULY 31, 1997 AND 1996
                             ----------------------


1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of July 31, 1997, and the results of its operations and cash flows for the six-month periods ended July 31, 1997 and 1996. Such adjustments are of a normal recurring nature.

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

2. DIVIDEND DECLARATION:
   ---------------------

On August 15, 1997, the Trustees decided not to declare a dividend for the quarter ended July 31, 1997.

3. NET INCOME (LOSS) PER SHARE:
   ----------------------------

Net income (loss) per share has been computed based on the weighted average number of shares outstanding. Net income (loss) per share for the three and six months ended July 31, 1997 and 1996, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At July 31, 1997 and 1996, there were 1,020,586 shares of beneficial interest outstanding.

4. SUBSEQUENT EVENTS:
   ------------------

The Trust's real estate held for sale was sold in September 1997. The Trust received approximately $6,000,000 for the Chicago building before consideration of closing and other costs related to the sale. No material gain or loss resulted from the sale of the Chicago building.

The Trust and its officers and Trustees have been sued by a shareholder. The Trust intends to pursue all of the remedies available to it against this shareholder. In the opinion of management, the amount of any ultimate liability with respect to this action will not materially affect the Trust's financial position.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

Interest income on mortgage loans receivable decreased during the three- and six-month periods ended July 31, 1997 as compared to the corresponding periods of 1996 due to the maturity of the Fort Worth, Texas loan in November 1996 and the retirement of the Toledo, Ohio loan, both of which occurred during the fiscal year ended January 31, 1997. Interest expense on mortgage loans payable decreased as the Trust had no mortgage loans payable outstanding during the six-month period ended July 31, 1997.

During the three- and six-months ended July 31, 1997, the Chicago property earned net operating income of approximately $55,000 and $69,000, inclusive of amortization charges for deferred leasing commissions totaling $11,000 and $22,000, respectively. For the prior year three- and six-month periods, the Chicago property earned net operating income and incurred net operating losses of approximately $3,000 and $19,000, respectively, inclusive of amortization of deferred leasing commissions of approximately $11,000 and $21,000. Rental revenue and other operating expenses decreased during the three-months ended July 31, 1997 as compared to the corresponding period due to a decrease in lease renewals.

The Trust's real estate held for sale is within the scope of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. As such, no depreciation expense was recorded on the real estate held for the three- and six-months ended July 31, 1997 and 1996. The Chicago building was sold in September 1997 for approximately $6,000,000 before consideration of closing and other costs related to the sale. No material gain or loss resulted from the sale.

There was no interest expense on bank borrowings during the six- months ended April 30, 1997 as the proceeds received in the fiscal year ended January 31, 1997 in connection with the maturity of the Fort Worth, Texas loan in November 1996 and the retirement of the Toledo, Ohio loan were used to retire all outstanding bank borrowings.

Interest expense on the note payable to a related party decreased due to quarterly principal payments of $125,000 and a $1,700,000 payment from a portion of the proceeds from the repayment of the Fort Worth, Texas loan, both of which occurred during the fiscal year ended January 31, 1997.

There was no fee to investment advisor during the three- and six- months ended July 31, 1997 due to the reduction in the Trust's investments in mortgage loans.

Other operating expenses decreased during the three- and six-months ended July 31, 1997 due to lower levels of legal and professional expense.

Liquidity
---------

To maintain tax-exempt status, the Trust is required to distribute at least 95% of its taxable income to its shareholders. It is currently the policy of the Trust to distribute sufficient dividends to maintain its tax-exempt status. As a result of the substantial income tax reporting net loss in fiscal 1993, the Trust has available approximately $9.5 million of net operating loss carryforwards for income tax purposes. The loss carryforwards can be used to reduce future dividend payment requirements and still allow the Trust to maintain its tax-exempt status. The Trustees will assess the level of dividends to be declared on a quarterly basis.

For the six-months ended April 30, 1997 as compared to the prior year period, net cash provided by operating activities decreased due to the Trust having no mortgage loan investments the effects of which more than offset a lower level of net cash payments for operating costs of the Chicago property.

The Trust had no cash flows from investing activities as there was no mortgage investment activity during the six-months ended July 31, 1997.

Cash used for financing activities increased as the Trust did not require bank borrowings to fund investing or other financing activities in the six-months ended July 31, 1997.

The Trust's primary source of funds is cash flow generated from selling the Chicago property. In the opinion of management, this cash flow will be sufficient to fund cash requirements.

In February 1997, the Trust signed an agreement to form a limited partnership with Hospitality Corporation International ("HCI") of Phoenix, Arizona. Under the terms of the agreement, this newly-formed partnership will acquire six of HCI's seven all-suite hotel properties in Arizona and California, as well as certain assets of the Trust. The remaining HCI hotel property will be acquired by the Trust in exchange for newly-issued Realty ReFund Trust shares. These seven HCI properties contain 1,036 suites.

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

The Trust and its officers and Trustees have been sued by a shareholder. The Trust intends to pursue all of the remedies available to it against this shareholder. In the opinion of management, the amount of any ultimate liability with respect to this action will not materially affect the Trust's financial position.

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


  ITEM 6:                                Exhibits and Reports on Form 8-K
 ---------------------------------------------------------------------------
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

September 12, 1997.                              REALTY ReFUND TRUST
                                       -----------------------------------------
                                                     (Registrant)



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