Form 10-Q
period 1997-10-31
REALTY REFUND TRUST
filed 1997-12-15
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


-------
         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  X
         For the quarterly period ended OCTOBER 31, 1997
-------

-------
         Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________________ to ___________________
-------

Commission File Number                        1-7062
                      ----------------------------------------------------------



                               REALTY ReFUND TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                              34-6647590
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)



                                1385 Eaton Center
                              1111 Superior Avenue
                                 Cleveland, Ohio                       44114
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code          (216) 771-7663
                                                       -------------------------



                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No      N/A
                                      ------   ------   ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No        N/A    X
                          ------    ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.            1,020,586
                                                --------------------------------

                               REALTY ReFUND TRUST
                               -------------------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                               REALTY ReFUND TRUST
                               -------------------


                                 BALANCE SHEETS
                                 --------------

                        OCTOBER 31, AND JANUARY 31, 1997
                        --------------------------------



                          ASSETS
                          ------

                                                               October 31,   January 31,
                                                               -----------   -----------
                                                               (Unaudited)    (Audited)

CASH                                                            $2,682,947   $  531,997

INTEREST RECEIVABLE AND OTHER ASSETS                                46,934      285,004

REAL ESTATE HELD FOR SALE, net of $4,085,000 valuation
   allowance at January 31, 1997                                      --      5,599,122
                                                                ==========   ==========
                                                                $2,729,881   $6,416,123
                                                                ==========   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------


LIABILITIES:

   Note payable to related party                                $     --     $2,300,000
   Deposits and accrued expenses                                    17,810      864,903
                                                                ----------   ----------

         Total liabilities                                          17,810    3,164,903
                                                                ----------   ----------

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest without par value,
     unlimited authorization, 1,020,586 shares
     outstanding at October 31, and January 31, 1997             2,712,071    3,251,220
                                                                ----------   ----------

                                                                $2,729,881   $6,416,123
                                                                ==========   ==========



        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
              ----------------------------------------------------


                                                                 1997           1996
                                                             -----------    -----------

REVENUES:
   Interest income from loan receivable                      $      --      $   298,671
   Interest income from loan receivable from related party
                                                                    --          151,625
   Rental revenue from real estate held for sale                 262,507        614,231
                                                             -----------    -----------
                                                                 262,507      1,064,527
                                                             -----------    -----------

EXPENSES:
   Loss on sale of real estate                                    35,620           --
   Interest on loan underlying wrap-around mortgage                 --           19,066
   Interest on note payable to bank                                 --          116,380
   Interest on note payable to related party                      20,636         88,773
   Fee to related party investment advisor                          --           87,684
   Operating expenses of real estate held for sale               389,886        505,354
   Amortization of deferred leasing commissions                     --           10,829
   Other operating expenses, net                                  62,565        134,183
                                                             -----------    -----------
                                                                 508,707        962,269
                                                             -----------    -----------

NET INCOME (LOSS)                                            $  (246,200)   $   102,258
                                                             ===========    ===========

NET INCOME (LOSS) PER SHARE                                  $      (.24)   $       .10
                                                             ===========    ===========

CASH DIVIDENDS PER SHARE DECLARED                            $       .00    $       .10
                                                             ===========    ===========



        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                            STATEMENTS OF OPERATIONS
                            ------------------------

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
               ---------------------------------------------------



                                                                 1997           1996
                                                              -----------    -----------

REVENUES:
   Interest income from loans receivable                      $      --      $   983,775
   Interest income from loan receivable from related party
                                                                     --          560,139
   Rental revenue from real estate held for sale                1,367,366      1,710,353
                                                              -----------    -----------
                                                                1,367,366      3,254,267
                                                              -----------    -----------

EXPENSES:
   Loss on sale of real estate                                     35,620           --
   Interest on loans underlying wrap-around mortgages                --          150,184
   Interest on loan underlying wrap-around mortgage loan to
     related party                                                   --           89,223
   Interest on note payable to bank                                  --          352,388
   Interest on note payable to related party                      118,082        272,164
   Fee to related party investment advisor                           --          158,864
   Operating expenses of real estate held for sale              1,403,562      1,599,099
   Amortization of deferred leasing commissions
                                                                   21,724         32,220
   Other operating expenses, net                                  174,440        297,627
                                                              -----------    -----------
                                                                1,753,427      2,951,769
                                                              -----------    -----------

NET INCOME (LOSS)                                             $  (386,062)   $   302,498
                                                              ===========    ===========

NET INCOME (LOSS) PER SHARE                                   $      (.38)   $       .30
                                                              ===========    ===========

CASH DIVIDENDS PER SHARE DECLARED                             $       .05    $       .30
                                                              ===========    ===========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------

                                    UNAUDITED
                                    ---------


                            STATEMENTS OF CASH FLOWS
                            ------------------------

               FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
               ---------------------------------------------------



                                                                  1997          1996
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received                                          $      --      $ 1,563,483
   Interest paid                                                 (134,593)      (890,995)
   Cash payments to investment advisor and other suppliers
                                                                 (104,274)      (608,233)
   Rental revenue received from real estate held for sale       1,357,294      1,762,044
   Cash payments for operating expenses of real estate held
     for sale                                                  (2,113,511)    (1,653,451)
                                                              -----------    -----------

              Net cash (used for) provided by operating
                activities                                       (995,084)       172,848
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on mortgage loans receivable                  --        6,303,293
   Principal payments on mortgage loans payable                      --       (4,991,421)
   Proceeds from sale of real estate, net                       5,599,122           --
   Purchase of fee interest in land                                  --         (287,758)
                                                              -----------    -----------

              Net cash provided by investing activities         5,599,122      1,024,114
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on note payable to related party         (2,300,000)      (375,000)
   Net bank repayments                                               --         (225,000)
   Payment of cash dividends                                     (153,088)      (306,176)
                                                              -----------    -----------

              Net cash used for financing activities           (2,453,088)      (906,176)
                                                              -----------    -----------

NET INCREASE IN CASH                                            2,150,950        290,786

CASH AT BEGINNING OF PERIOD                                       531,997         16,285
                                                              -----------    -----------

CASH AT END OF PERIOD                                         $ 2,682,947    $   307,071
                                                              ===========    ===========


                                                                 1997          1996
                                                              ---------      ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
     Net income (loss)                                        $(386,062)     $ 302,498
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
         Amortization of tenant improvements and deferred
           leasing commissions                                   21,724         32,220
         Amortization of deferred loan fees                        --          (13,500)
         Decrease in interest receivable and other assets       216,346        346,459
         Decrease in deposits and accrued expenses             (847,092)      (494,829)
                                                              ---------      ---------
                                                              $(995,084)     $ 172,848
                                                              =========      =========




        The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                            OCTOBER 31, 1997 AND 1996
                            -------------------------



1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited financial statements contain all adjustments which are, in the opinion of the Trust's management, necessary to present fairly the financial position of the Trust as of October 31, 1997, and the results of its operations and cash flows for the nine-month periods ended October 31, 1997 and 1996. Such adjustments are of a normal recurring nature.

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

2. DIVIDEND DECLARATION:
   --------------------

On November 17, 1997, the Trustees decided not to declare a dividend for the quarter ended October 31, 1997.

3. NET INCOME (LOSS) PER SHARE:
   ---------------------------

Net income (loss) per share has been computed based on the weighted average number of shares outstanding. Net income (loss) per share for the three- and nine-month periods ended October 31, 1997 and 1996, was based upon 1,020,586 shares. During these periods, the Trust had no potentially dilutive securities outstanding. At October 31, 1997 and 1996, there were 1,020,586 shares of beneficial interest outstanding.

4. REAL ESTATE HELD FOR SALE:
   --------------------------

The Trust's real estate held for sale was sold in September 1997. The Trust received approximately $6,000,000 for the Chicago building before consideration of closing and other costs related to the sale. A loss of approximately $36,000 resulted from the sale of the Chicago building.

5. LITIGATION:
   ----------

The Trust and its officers and Trustees have been sued by a shareholder. The Trust intends to pursue all of the remedies available to it against this shareholder. In the opinion of management, the amount of any ultimate liability with respect to this action will not materially affect the Trust's financial position.

Management's Discussion and Analysis of Financial
Condition and Results of Operation
-------------------------------------------------

Interest income on mortgage loans receivable decreased during the three- and nine-month periods ended October 31, 1997 as compared to the corresponding periods of 1996 due to the maturity of the Fort Worth, Texas loan in November 1996 and the retirement of the Toledo, Ohio loan, both of which occurred during the fiscal year ended January 31, 1997. Interest expense on mortgage loans payable decreased as the Trust had no mortgage loans payable outstanding during the nine-month period ended October 31, 1997.

During three- and nine-month periods ended October 31, 1997 the Chicago property incurred net operating losses of approximately $127,000 and $58,000, inclusive of amortization charges for deferred leasing commissions totaling $0 and $22,000, respectively. For the prior year three- and nine-month periods, the Chicago property earned net operating income of approximately $98,000 and $79,000, respectively, inclusive of amortization of deferred leasing commissions of approximately $11,000 and $32,000. Rental revenue and other operating expenses decreased during the three months ended October 31, 1997 as compared to the corresponding period of the prior year due to a decrease in lease renewals.

The Trust's real estate held for sale was within the scope of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. As such, no depreciation expense was recorded on the real estate held for sale for the three- and nine-month periods ended October 31, 1997 and 1996. The Chicago building was sold in September 1997 for approximately $6,000,000 before consideration of closing and other costs related to the sale. A loss of approximately $36,000 resulted from the sale.

There was no interest expense on bank borrowings during the nine months ended October 31, 1997 as the proceeds received in the fiscal year ended January 31, 1997 in connection with the maturity of the Fort Worth, Texas loan in November 1996 and the retirement of the Toledo, Ohio loan were used to retire all outstanding bank borrowings.

Interest expense on the note payable to a related party decreased due to quarterly principal payments of $125,000 and a $1,700,000 payment from a portion of the proceeds from the repayment of the Fort Worth, Texas loan, both of which occurred during the fiscal year ended January 31, 1997. In addition, the remaining $2,300,000 of the note payable to a related party was retired with proceeds from the sale of the Chicago property.

There was no fee to investment advisor during the three and nine months ended October 31, 1997 due to the reduction in the Trust's investments in mortgage loans.

Other operating expenses decreased during the three- and nine- month periods ended October 31, 1997 as compared to the corresponding periods of the prior year due to lower levels of legal and professional expense.

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

For the nine months ended October 31, 1997 as compared to the prior year period, net cash provided by operating activities decreased due to the Trust having no mortgage loan investments and having a higher level of net cash payments for operating costs of the Chicago property.

Cash flows from investing activities increased due to the receipt of $5.6 million of net proceeds from the sale of the Chicago property in September 1997.

Cash used for financing activities increased as the Trust used proceeds from the sale of the Chicago property to retire the note payable to related party. In addition, the Trust did not require bank borrowings to fund investing or other financing activities in the nine months ended October 31, 1997.

In the opinion of management, cash flow from short term investments, in addition to, the existing cash is sufficient to meet cash requirements for the near-term future.

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


ITEM 6   Exhibits and Reports on Form 8-K
-------  --------------------------------


(a)      Exhibit
         Number     Exhibit
         ------     -------

          10.1 Real Estate Sale Contract by and between Realty ReFund Trust and Mark IV Realty Group, Inc., or its nominee, a to be formed venture, as agent for the purchaser (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated September 4, 1997).

          10.2 First Amendment to Real Estate Sale Contract dated as of May 30, 1997 by and between Realty ReFund Trust and Mark IV Realty Group, Inc., or its nominee, a to be formed venture, as agent for the purchaser (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated September 4,
                    1997).

          27        Financial Data Schedule(1)

          Reports on Form 8-K.
          -------------------
(b)

        On September 17, 1997, the Registrant filed a report on Form 8-K dated September 4, 1997. The filing was made under Item 2 of Form 8-K, in conjunction with the Registrant's sale, through wholly-owned corporate subsidiaries, of an office building located in Chicago, Illinois for a total consideration of Six Million Dollars ($6,000,000.00) The following financial statements were filed as a part of the Form 8-K: Realty ReFund Trust Unaudited Pro Forma Balance Statements of Operations for the Year Ended January 31, 1997 and for the Six Months Ended July 31, 1997.







---
(1) Filed only in electronic format pursuant to Item 60(b)(27) of Regulation
    S-K.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




December 12, 1997                               REALTY ReFUND TRUST
                                        ----------------------------------
                                                     (Registrant)





                                        By  /s/ Alan M. Krause
                                          --------------------------------
                                                  Alan M. Krause
                                                     Chairman





                                        By  /s/ James H. Berick
                                          --------------------------------
                                                James H. Berick
                                                    President
                                                       and
                                            Principal Financial Officer