Form 10-K405
period 1998-01-31
REALTY REFUND TRUST
filed 1998-05-18
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 31, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to _____________.

                           Commission File No. 1-7062


                              Realty ReFund Trust
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Ohio                                            34-6647590
-----------------------------------                     ---------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)


925 Euclid Avenue, Suite 1750, Cleveland, Ohio                  44115
----------------------------------------------                ----------
   (Address of Principal Executive Offices)                   (ZIP Code)



Registrant's Telephone Number, including area code           (216) 622-0046
                                                           ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                      Name of Exchange on Which Registered
--------------------                     ------------------------------------
Shares of Beneficial                            New York Stock Exchange
Interest

Securities registered pursuant to Section 12(g) of the Act:  None

                  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---

                      [Cover Continued on Following Page ]

                      [Cover Continued From Previous Page]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of April 23, 1998: $7,296,699.

Number of shares of voting stock outstanding as of April 23, 1998: 1,667,817.


                      DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Proxy Statement for the June 16, 1998 Annual Meeting of Shareholders -- Part III.

                                     PART I
                                    --------

Item 1.  BUSINESS.
         ---------

Introduction
-------------

                  The Registrant is an unincorporated Ohio real estate investment trust (the "Trust") governed by a Declaration of Trust dated April 28, 1971, and has elected to be taxed as a real estate investment trust ("REIT"), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder (all as amended, the "Code").

                  The Trust historically specialized in wrap-around mortgage lending, whereby the Trust offered borrowers a total mortgage loan (the wrap-around loan), the principal amount of which equaled the balance outstanding on an existing prior mortgage loan on the borrower's property, plus an additional amount supplied by the Trust, on existing income-producing commercial, industrial and multi-unit residential real property. Typically, wrap-around loans made by the Trust were subordinate to the lien of the existing prior mortgage loan that remained on the property. The Trust originated no new mortgage loans during each of the fiscal years ended January 31, 1998, January 31, 1997, or January 31, 1996 and the final two outstanding mortgage loans receivable matured and were fully paid and cancelled during fiscal year 1997.

                  Following a lengthy review period during which the Trust explored various strategies to maximize the value of the Trust to its shareholders, on December 27, 1996, the Trust entered into an agreement with a privately-held Arizona corporation to restructure the Trust into an "umbrella partnership REIT" whereby the Trust became the general partner in a newly-formed limited partnership which would invest in hotel properties. See "The Formation Transactions", below.

                  The Trust currently operates as a self-administered equity REIT, that on January 31, 1998, owned, through RRF Sub Corp., a wholly-owned subsidiary, an InnSuites(R) hotel located in Scottsdale, Arizona and a 13.6% sole general partner interest in RRF Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), which itself on January 31, 1998, owned or controlled interests, directly or indirectly, in six InnSuites(R) hotels located in Arizona and California. In order to maintain the REIT tax status of the Trust, the Trust leases these hotels to Realty Hotel Lessee Corp., pursuant to lease agreements providing for periodic rental payments based primarily upon the revenues of the hotels ("Percentage Leases"). Through its interests in the Operating Partnership and RRF Sub Corp., the Trust obtains income from cash distributions made by the Operating Partnership and RRF Sub Corp. Distributions are largely dependent upon those entities' earnings under the Percentage Leases.

Equity Investments
------------------

                  In September 1997, the Trust, on behalf of its wholly-owned subsidiaries, RRF LPI, Inc. and RRF LPII, Inc., sold the Carbide and Carbon office building located at 230 North Michigan Avenue in downtown Chicago, Illinois. The Trust conveyed title to the property to LaSalle National Bank, as trustee, for total consideration of Six Million dollars ($6,000,000). The sale of the Chicago office building resulted in a loss of approximately $36,000 recognized in the operational results of the Trust as more fully described in Footnote 5 to the January 31, 1998, 1997 and 1996 Financial Statements. See "Financial Statements and Supplemental Data". The Trust currently has no other equity investments in real estate other than its interest in the hotel properties described above.


The Formation Transactions
--------------------------

                  As changes in the prevailing interest rate environment occurring since the late 1980s have continued, the wrap-around mortgage has become a less attractive alternative to potential borrowers than conventional mortgage refinancing. In response to such changes, and to the maturation and winding-down of the Trust's existing investment portfolio, the Trustees in 1990 authorized the Trust to explore potential real estate equity investments. By mid-1994, as the Trust's mortgage portfolio continued to mature and wind down, the Trustees expanded its evaluation of strategic alternatives to include potential sales, mergers or restructurings of the Trust, and an orderly liquidation of the Trust. In August 1995, after several months of consultation, analysis and advice, the Trust formally retained Brown, Gibbons, Lang & Company, L.P. ("BGL"), an investment banking firm, to act as its financial advisor in developing and implementing a strategy to maximize the value of the Trust to its shareholders.

                  As the Trust's financial advisor, BGL sought proposals from third parties regarding a potential merger, sale or other restructuring of the Trust, while also evaluating the relative potential benefits to shareholders of an orderly liquidation. BGL received in excess of 100 inquiries on the Trust's behalf, all of which were reviewed and analyzed. The Trust's management, with the assistance of BGL, pursued approximately ten of such inquiries beyond the proposal stage and entered into confidentiality agreements with the respective proponents thereof. After exchanging certain confidential information, the Trust's management, BGL and the proponents developed and analyzed the structure and terms of each proposal, and conducted repeated meetings before the Trust's management, with the advice of BGL, ultimately determined that the pursued proposals did not present realistic opportunities for the Trust's shareholders to realize value in excess of that which the Trust's management reasonably expected would be available upon an orderly liquidation of the Trust. All such analyses and determinations were presented to and reviewed with the Trustees on an ongoing basis.

                  In August 1996, during the course of its review of the various proposals and alternatives presented and available to it, the Trust was approached by representatives of Hospitality Corporation International ("HCI"), an Arizona corporation owned by James F. Wirth and his wife.

HCI, through affiliated entities, controlled seven all-suite hotel properties, comprising 1,036 hotel studio and two-room suites, in Tucson, Phoenix, Scottsdale, Tempe, Flagstaff and Yuma, Arizona and in Ontario, California (the "Hotels"), five of which were owned by partnerships (the "Hotel Partnerships") with the remaining two being owned by corporations (the "Hotel Companies"). HCI proposed a series of transactions resulting in a combination of the Hotels with the Trust. Following the exchange of additional confidential information, the Trust, BGL and HCI's advisors commenced discussions to indirectly add the Hotels to the Trust's investment portfolio by forming a limited partnership, of which the Trust would be the sole general partner and to which the Hotels would be contributed. From mid-September 1996 through October 1996, the Trust and HCI discussed, analyzed and developed the details of the proposed transactions and exchanged and thereafter negotiated a series of term sheets setting forth the specific structure of the proposed transactions. This process involved a number of meetings among the Trust's management, BGL, HCI's legal and financial advisors, and certain members of HCI's senior management team. The Trustees were continually advised as to the progress of the analysis and negotiations, and provided the Trust's management with input throughout the preliminary negotiation process.

                  In late October 1996, the Trust and HCI reached a preliminary agreement as to the framework of the proposed transactions. The parties exchanged and negotiated numerous successive drafts of a Formation Agreement over a period of two months culminating in the definitive Formation Agreement being executed by all parties on December 27, 1996 (the "Formation Agreement"). The execution of the Formation Agreement was ratified and approved by the Trustees and by HCI's Board of Directors on February 14, 1997, at which time the Trust announced the proposed transaction to the public. At the 1997 annual shareholders' meeting held on January 28, 1998, the shareholders of the Trust approved the terms and execution of the Formation Agreement.

                  The Formation Agreement provided for the organization of the Operating Partnership, in which the Trust would be the sole general partner, holding a 13.6% interest, with the investors of the five Hotel Partnerships and one of the two Hotel Companies investing as limited partners, receiving a collective 86.4% interest, and for restructuring the Trust into an "umbrella partnership REIT", or "UPREIT".

                  On May 19, 1997, HCI commenced a private placement/consent solicitation of all of the investors in the Hotel Partnerships by offering to exchange their equity interests in the Hotel Partnerships for limited partnership interests in the Operating Partnership. On October 15, 1997, HCI advised the Trust that the private placement exchange had been accepted by the requisite number of investors in the Hotel Partnerships.

                  Following the Hotel Partnerships partners' exercise of the exchange option under the private placement, the Operating Partnership acquired substantial interests in the five Hotel Partnerships and one of the two Hotel Companies. The remaining Hotel Company was acquired directly by RRF Sub Corp., a newly-formed Nevada corporation and wholly-owned subsidiary of the Trust.
The Trust contributed $2,081,000 cash
to the Operating Partnership to obtain its 13.6% sole general partner interest.

                  In accordance with the terms of the Formation Agreement, Messrs. Alan M. Krause, James H. Berick, Alvin M. Kendis, Frank L. Kennard and Samuel S. Pearlman, as Trustees, and Mr. Alan M. Krause, as Chairman and Co-Chief Executive Officer, and Mr. James H. Berick, as President, Treasurer, and Co-Chief Executive Officer, each resigned from the Trust effective January 30, 1998. Messrs. James F. Wirth, Gregory D. Bruhn, Marc E. Berg, Mark J. Nasca, Lee J. Flory and Edward G. Hill were appointed as the new Trustees, effective January 30, 1998. Mr. Wirth was also appointed Chairman, President and Chief Executive Officer and Mr. Bruhn was also appointed Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Trust.

                  The Operating Partnership has two outstanding classes of limited partnership interests, Class A and Class B, identical in all respects except that each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Common Share of the Trust. No particular conversion will be allowed, however, if a determination is made that such conversion would cause the Trust to no longer qualify as a REIT under the Code. A total of 2,174,931 Class A limited partnership units were issued to the former Hotel Partnerships' investors. If all those limited partnership interests were to be converted into Common Shares of the Trust, those former limited partners would hold 2,174,931 Common Shares, or approximately 56.6% of the then outstanding Common Shares. Class B units may be converted at the discretion of the Board of Trustees, provided that such conversion would not cause the Trust to fail to qualify as a REIT. A total of 4,017,361 Class B units were issued to Mr. Wirth and certain of his affiliates in order to satisfy ownership concentration limitations placed upon REITs by the Code. The Formation Agreement subjects both general and limited partner units to restrictions on transfer.

                  In addition to the restructuring, the Trust's investment advisor, Mid-America ReaFund Advisors, Inc. ("MARA"), which was owned by the Trust's former Co-Chief Executive Officers, Messrs. Krause and Berick, was acquired by Mr. and Mrs. Wirth. MARA will continue to provide investment advisory and consulting services to the Trust and continue to administer the day-to-day investment operations of the Trust under the supervision of the Trustees pursuant to an Advisory Agreement executed between the Trust and MARA. See "Advisory Agreement and MARA" below.


                  Certain other formation transactions occurred, as contemplated by the Formation Agreement. The Trust, through its wholly-owned subsidiary, RRF Sub Corp., executed an Agreement of Merger, dated as of January 30, 1998, under which RRF Sub Corp. merged into and with Buenaventura Properties, Inc. ("BPI"), an Arizona corporation owned by Mr. and Mrs. Wirth. By virtue of the merger, the 1,000,000 shares of issued and outstanding BPI common stock were converted into the right to receive 647,231 Common Shares with an approximate aggregate value of $3,074,348, representing the independently appraised value of the InnSuites Hotel Scottsdale/El Dorado Park Resort. RRF Sub Corp. will remain a wholly-owned subsidiary of the Trust.

                  The Trust believes that, while the lodging industry has benefitted from an improved supply and demand dynamic, the greatest opportunities for revenue growth and profitability will arise from skillful management and repositioning of current and future acquired hotel properties. The Trust's primary business objectives are to maximize current returns to its shareholders through increases in cash flow available for distribution and to increase long-term total returns to shareholders. The Trust will seek to achieve these objectives through (i) participation in increased revenues from the Hotels pursuant to the Percentage Leases by intensive management and marketing, (ii) selective acquisitions and expansion of the InnSuites Hotel System in southern California and in the southwestern United States, and (iii) construction of additions to existing highly successful InnSuites Hotels locations.


Competition
-----------

                  The hotel industry is highly competitive. Each of the Hotels experiences competition primarily from other mid-market hotels in its immediate vicinity, but also competes with other hotel properties in broader geographic markets. Some of the competitors of the Hotels have substantially greater marketing and financial resources than the Trust and the Operating Partnership. A number of additional hotel property developments have been announced or have recently been completed by competitors in a number of Hotel markets, and additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenues of the Hotels in such competitive markets. The Trust and the Operating Partnership may also compete for investment opportunities with other entities that have substantially greater financial resources. These entities also may generally accept more risk than the Trust and the Operating Partnership can prudently manage. Competition may generally reduce the number of suitable future investment opportunities available to the Trust and the Operating Partnership and increase the bargaining power of owners seeking to sell their properties.


Seasonality of Hotel Business
-----------------------------

                  The hotel business is seasonal in nature. The Hotels' operational results historically have reflected this seasonality through higher occupancy rates at a majority of the Hotels during the first three quarters of each calendar year. Accordingly, such seasonality can cause significant quarterly fluctuations in the Trust's revenues, to the extent the Trust's revenues are dependent upon lease revenues under the Percentage Leases. Hotels located in southern Arizona historically experience their most profitable periods in the winter season, whereas Hotels located in northern Arizona and California historically experience their most profitable periods during the summer season, providing some balance to the general seasonality in the hotel business.


Advisory Agreement and MARA
---------------------------

                  The Trust is a party to an Advisory Agreement with MARA under which the Trust receives certain investment advisory and administrative services regarding the day-to-day investment operations of the Trust and pursuant to which MARA is responsible for providing the Trust with a continuing and suitable investment program. Therefore, the Trust employs no persons on a full-time basis.

                  The Advisory Agreement is renewable annually and can be terminated upon 60 days' notice by the Trust and 120 days' notice by MARA. MARA receives, subject to certain limitations, (a) a monthly fee equal to 1/12th of 1% of the appraised value of the total assets of the Trust during the next preceding month; (b) 15% of the commitment fees received by the Trust for any stand-by or gap commitment relating to a mortgage loan which is not closed; and
(c) an incentive fee equal to 10% of the amount, if any, by which the net profits of the Trust exceed 8% of the monthly average net worth of the Trust for the year, plus 10% of the net realized capital gains of the Trust for such year less accumulated net realized capital loss. MARA is required to refund to the Trust the amount, if any, by which the operating expenses of the Trust in any fiscal year exceed the lesser of (x) 1 1/2% of the appraised value of the total assets of the Trust for such fiscal year or (y) 25% of the net income of the Trust for such fiscal year.


Lines Of Credit
---------------

                  The Trust had an agreement with National City Bank providing for a secured revolving line of credit (the "Credit Agreement"). The Credit Agreement, originally scheduled to expire in October 1996, was extended to November 1996 to correspond with the extended maturity date of the Fort Worth, Texas loan receivable. The proceeds from the repayment of the Fort Worth, Texas loan were utilized, in part, to retire all outstanding borrowings under the Credit Agreement. Upon retirement of all outstanding borrowings thereunder, the Credit Agreement expired.

                  The Trust also retired a $5,000,000 secured note held by Mr. Krause, as more fully described in Footnote 9 to the January 31, 1998, 1997 and 1996 Financial Statements. See "Financial Statements and Supplemental Data."

                  On April 16, 1998, the Trust established a $12 million dollar secured revolving line of credit with Pacific Century Bank. The Trust has drawn approximately $8,530,000 from its line of credit.


Item 2.  PROPERTIES.
         -----------

                  The Trust maintains its headquarters in leased facilities in Cleveland, Ohio, which it shares with MARA. The Trust directly owns no real property. In September 1997, the Trust disposed of its interests in a Chicago office building; see "Business-Equity Investments."

                  At January 31, 1998, the Operating Partnership owned or controlled interests in six Hotels. At January 31, 1998, the Trust, through its wholly-owned subsidiary, RRF Sub Corp., owned one hotel located in Scottsdale, Arizona. All of the Hotels are operated as InnSuites(R) Hotels, while three are also marketed as Best Western(R) hotels and one is also marketed as a Holiday Inn(R) Hotel and Suites. All of the Hotels are managed by InnSuites Innternational Hotels, Inc. and operate in the following locations:

Property                                    Number                     Age of                    Most recent
                                            of suites                  property                  renovation
---------                                   ---------                  --------                  -----------
InnSuites Hotels
Phoenix Best Western                          123                        1980                       1996

InnSuites Hotels Tempe/
Phoenix Airport                               170                        1982                       1996

InnSuites Hotels Tucson/
Catalina Foothills Best Western               159                        1981                       1996

InnSuites Hotels
Yuma Best Western                             166                        1982                       1996

Holiday Inn Airport Ontario Hotel and Suites  150                        1990                       1996
(an InnSuites Hotel)

InnSuites Hotels Flagstaff/
Grand Canyon                                  134                        1966                       1997

InnSuites Hotels Scottsdale/
El Dorado Park Resort                         134                        1980                       1996


                  In the first quarter of fiscal 1999, the Operating Partnership completed the acquisition of the InnSuites Hotel Tucson/St. Mary's, a 297-suite property located in Tucson, Arizona, built in 1960, with a significant addition completed in 1971, and last renovated in 1998, and the acquisition of the Lafayette Hotel Ramada Inn + Conference Center, a 147-suite property located in San Diego, California, built in 1946 and which is currently being renovated. The Trust also has an option to purchase a 185-suite InnSuites Hotel located in Buena Park, California.


Item 3.  LEGAL PROCEEDINGS.
         ------------------

                 The Trust is not a party nor are its properties subject to any material litigation or environmental regulatory proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

                  On January 28, 1998, the shareholders of the Trust held an Annual Meeting of the Shareholders to consider (a) the approval of the Formation Transactions, (b) the election of Trustees, (c) the adoption and approval of a Second Amended and Restated Declaration of Trust, and (d) the adoption and approval of the Realty ReFund Trust 1997 Stock Incentive and Option Plan. Prior to such Meeting, the Trust provided notice of the Meeting and solicited proxies through the Trust's definitive Proxy Statement, filed with the Securities and Exchange Commission on December

23, 1997, wherein the considered transactions were described to the shareholders.

                  Shareholders representing all of the voting shares of the Trust were present at the Annual Meeting, in person or by proxy, representing a quorum for such Annual Meeting. The considered transactions were properly placed before the shareholders for adoption and approval. Following the votes of the shareholders, such votes were certified by the Inspector of Election of the Annual Meeting as follows:

                                                                                Abstentions
                                                                                and Broker
                                                   For           Against        Non-Votes
                                                  -------        -------        -----------
Approval of the Formation Transactions            535,468        42,365         376,140

Election of Trustees:
     James H. Berick                              888,545        65,428               0
     Alan M. Krause                               906,485        47,488               0
     Alvin M. Kendis                              906,485        47,488               0
     Frank L. Kennard                             906,485        47,488               0
     Samuel S. Pearlman                           906,485        47,488               0

Adoption and Approval of Second
Amended and Restated Declaration
of Trust                                          529,577        43,665         380,731

Adoption and Approval of 1997 Stock
Incentive and Option Plan                         474,781        99,881         379,311

     All of the proposals were approved and all of the nominees for Trustee were elected by the requisite majorities, except for the Second Amended and Restated Declaration of Trust, which failed to receive the approval of two-thirds of the total outstanding shares as required to amend the Declaration of Trust.

                                     PART II
                                     -------

Item 5.           MARKET FOR THE TRUST'S COMMON STOCK
                  AND RELATED SECURITY HOLDER MATTERS.
                  ------------------------------------

                  The Trust's shares of beneficial interest are traded on the New York Stock Exchange under the symbol "RRF". On April 23, 1998, the
Trust had 1,667,817 shares outstanding.

                  The following table sets forth, for the periods indicated, the high and low sales prices of the Trust's shares of beneficial interest, as quoted by the New York Stock Exchange, as well as dividends declared thereon:

Fiscal Year 1998        High         Low        Dividends
----------------        ----         ---        ---------
First Quarter          5 3/8        4 1/2          .10
Second Quarter         4 7/8        4 3/8          .05
Third Quarter            5          4 5/8            -
Fourth Quarter         4 11/16      4 1/4            -


Fiscal Year 1997        High         Low        Dividends
----------------        ----         ---        ---------
First Quarter           7 1/4       5 3/4          .10
Second Quarter            6         5 3/8          .10
Third Quarter             6         5 3/8          .10
Fourth Quarter          5 5/8       4 7/8          .10


                  The Trust intends to make regular quarterly distributions to shareholders initially equal to $0.05 per share, which on an annual basis would equal $0.20 per share. The Trust intends to maintain this dividend rate for the first 12 months following the completion of the Formation Transactions, unless actual results of operations, economic conditions or other factors differ from the assumptions used in its estimate.

Item 6.  SELECTED FINANCIAL DATA:
         ------------------------

                  The following selected financial data of Realty ReFund Trust for the five years ended January 31, 1998, have been derived from the audited financial statements of the Trust, which have been audited by Arthur Andersen LLP, independent public accountants. All of the data should be read in conjunction with the respective financial statements and related notes included herein.


                                        1998          1997        1996           1995          1994
                                      ----------   ----------   ------------   ----------   ----------
Total revenues                       $ 1,421,979   $3,915,506    $ 5,430,006   $ 6,592,051   $ 7,645,790
                                     ===========   ==========    ===========   ===========   ===========

Net income (loss)                    $  (573,509)  $ (888,365)   $(7,554,351)  $   670,945   $   955,121
                                     ===========   ==========    ===========   ===========   ===========

Earnings (loss) per share-basic and
  diluted                            $      (.56)  $     (.87)   $     (7.40)  $       .66   $       .94
                                     ===========   ==========    ===========   ===========   ===========

Cash dividends paid and declared
  per share                          $       .15   $      .40    $       .50   $       .80   $       .86
                                     ===========   ==========    ===========   ===========   ===========

Total assets                         $43,619,639   $6,416,123    $24,555,330   $45,165,356   $65,264,638
                                     ===========   ==========    ===========   ===========   ===========

Bank and other borrowings            $22,428,880   $2,300,000    $10,795,000   $16,810,000   $24,575,000
                                     ===========   ==========    ===========   ===========   ===========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         OPERATING RESULTS AND FINANCIAL POSITION.
         -----------------------------------------

OVERVIEW.

     In September 1997, the Trust sold its interests in the Carbon & Carbide Building in Chicago, Illinois for $6,000,000, before consideration of closing and other costs related to the sale. A loss of approximately $36,000 was recorded as a result of the sale. The Carbon & Carbide Building was originally acquired in July 1992 when the Trust accepted title in lieu of foreclosure. At the time of title acceptance, the Trust recorded a provision to write down its investment to estimated net realizable value as it was the Trust's intention to sell the real estate. Since that time, the carrying value of the investment increased as a result of considerable investment in building and tenant improvements. Based on both market conditions for similar commercial property in Chicago and the current operating performance of the property, the Trust recorded a $3,000,000 provision in the fourth quarter of fiscal 1996 to reduce the carrying value of the property to its then estimated net realizable value. The amount of the writedown was based upon the Trust's best estimate of the amount of net proceeds which would be realized upon sale of the real estate in the near future. In the fourth quarter of 1997, the Trust entered into a contract to sell the building for $6,000,000. Accordingly, the Trust recorded an additional provision of $1,085,000 to reduce the carrying value of the real estate held for sale to its estimated net realizable value based upon the pending contract price and estimated costs associated with the potential sale.

     Having liquidated all of its other investments (primarily wrap-around mortgages) prior to January 31, 1997, the Trust's principal asset after the sale of the Carbon & Carbide Building consisted of cash and cash equivalents. On January 31, 1998 the Trust contributed $2,081,000 to the Operating Partnership in exchange for a 13.6% general partner interest therein. The Trust is the sole general partner of the Operating Partnership. The Operating Partnership issued limited partnership interests representing 86.4% of the Operating Partnership to acquire six hotel properties from various entities. In addition, through RRF Sub Corp., the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of BPI which owned a hotel located in Scottsdale, Arizona. The Scottsdale, Arizona hotel together with the six other hotels are leased to Realty Hotel Lessee Corp. (the "Lessee") pursuant to the Percentage Leases. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth"), and his wife.

     Since completion of the Formation Transactions, the Trust owns a 13.6% interest in six of the Hotels through its interest in the Operating Partnership and 100% of the Scottsdale hotel through RRF Sub Corp. In order for the Trust to qualify as a REIT, neither the Trust nor the Operating Partnership can operate hotels. Therefore, the Operating Partnership and RRF Sub Corp. leases the Hotels to the Lessee. The Trust's principal source of revenue is lease payments from the Lessee pursuant to the Leases. Lease revenue is based upon the room and other revenues of the Hotels leased to the Lessee. The Lessee's ability to make payments to the Operating Partnership or to RRF Sub Corp. pursuant to the Leases is dependent primarily upon the operations of the Hotels. Therefore, management believes that a discussion of the pro forma operating results of the Lessee and the historical operating results of the Hotels is important to an understanding of the business of the Trust. The following discusses (i) the Trust's pro forma results of operations for the years ended January 31, 1997 and January 31, 1998; (ii) the Lessee's pro forma results of operations for the years ended December 31, 1996 and December 31, 1997; and (iii) the historical results of the Hotels for the years ended December 31, 1997, 1996 and 1995.

     GENERAL.

     Results of operations are best explained by three key performance indicators: occupancy, average daily rate (calculated as total room revenue divided by number of rooms sold) ("ADR"), and revenue per available room (calculated as total room revenue divided by number of rooms available) ("REVPAR"). Increases in REVPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs. Increases in REVPAR attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management fees and franchise and license fees.

PRO FORMA RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY.

     The following tables set forth key indicators for (i) all of the Hotels combined, and (ii) all fully operational hotels (which excludes the Flagstaff, Arizona hotel which was under renovation during the periods presented), and are useful in understanding the underlying changes in the percentage rent for the Trust during the pro forma year ended January 31, 1997 and January 31, 1998.

                                   ALL FULLY-OPERATING HOTELS           ALL OPERATING HOTELS
                                     (EXCLUDES FLAGSTAFF)               (INCLUDES FLAGSTAFF)
                                    YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                   -------------------------         ---------------------------
           KEY FACTORS             1995      1996     1997            1995      1996     1997
           -----------             ----      ----     ----            ----      ----     ----
Occupancy........................    72.2%     71.9%    74.3%           67.6%     68.4%     70.6%
ADR..............................  $64.50    $69.17   $71.80          $62.80    $65.71    $68.73
REVPAR...........................  $46.57    $49.75   $52.57          $42.45    $45.79    $48.62

The pro forma financial information set forth below is presented as if the formation transactions had been consummated as of February 1, 1996. The pro forma financial information is not necessarily indicative of what actual results of operations of the Trust would have been assuming the formation transactions had been consummated as of February 1, 1996 nor does it purport to represent the results of operations for future periods.

                                                                      (Unaudited, in thousands)
                                                                             Year Ended
                                                                            January 31,
                                                                         -------------------
                                                                           1998      1997
                                                                         -------    --------

PERCENTAGE LEASE REVENUE                                                 $7,902      $7,376

INTEREST INCOME                                                              55       1,638
                                                                         -------    --------

         TOTAL REVENUES                                                   7,957       9,014
                                                                         -------    --------

PROVISION FOR WRITEDOWNS OF LOAN RECEIVABLE                                 -           111

INTEREST ON LOANS UNDERLYING WRAP MORTGAGES                                 -           239

INTEREST EXPENSE ON MORTGAGE AND OTHER
NOTES PAYABLE                                                            $1,668      $1,929

ADVISORY FEE TO RELATED PARTY ADVISOR                                       576         576

DEPRECIATION AND AMORTIZATION                                             1,710       1,710

GENERAL AND ADMINISTRATIVE                                                  578         578

REAL ESTATE AND PERSONAL PROPERTY TAXES AND CASUALTY INSURANCE
   AND GROUND RENT                                                          820         942

MINORITY INTEREST                                                         2,314       1,625
                                                                         ---------  --------

         TOTAL EXPENSES AND MINORITY INTEREST                             7,666       7,360
                                                                         ---------  --------

NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST                 $  291     $ 1,304
                                                                         =========  ========

NET INCOME PER SHARE - basic and diluted                                 $  .17     $   .85
                                                                         =========  ========


        For the year ended January 31, 1998, the Trust had pro forma revenues of $7.9 million from the Percentage Leases that would have been in place at the Hotels. The Trust had only $.55 million in interest income compared to $1.6 million in interest income from mortgage investments in 1997 due to loan repayments during fiscal 1997. Expenses included interest expense related to the mortgage investments and Percentage note payable to an affiliated party. Other rental revenue of $1.4 million and operating expenses of $1.4 million and amortization of $.02 million related to the Carbon & Carbide Building (the sale of which closed on September 4, 1997), have been eliminated. Net income to shareholders (after minority interest) declined to $.29 million from $1.3 million due to the elimination of the positive spread on the mortgage investments and the presentation of $2.3 million in cash realized from sale of the Carbon & Carbide Building without reflecting any pro forma income or return from investment of that cash.

     For the year ended January 31, 1997, the Trust had pro forma revenues of $7.4 million from the Percentage Leases that would have been in place at the Hotels. The Trust also had $1.6 million in interest income from mortgage investments which were repaid during the fiscal year. Expenses included interest expense related to the mortgage investments and a note payable to an affiliated party. Other rental revenue of $2.3 million and operating expenses of $2.1 million and amortization of $.04 million related to the Carbon & Carbide Building (the sale of which closed on September 4, 1997) have been eliminated.

PRO FORMA RESULTS OF OPERATIONS OF LESSEE.

     For the year ended December 31, 1997, the Lessee had pro forma revenues of $19.9 million compared to $18.3 million for the year ended December 31, 1996, an increase of $1.6 million (8.7%). This was due to increases in occupancy from 71.9% in 1996 to 74.3% in 1997 and ADR from $69.17 in 1996 to $71.80 in 1997.
Total expenses increased $2.3 million from $20.2 million in the year ended December 31, 1996 to $22.5 million in the year ended December 31, 1997. Increases of $1.0 million in general and administrative expenses, and $.53 million in Percentage Lease payments were consistent with increased occupancy and revenues and, in the case of general and administrative expenses, due to increased legal and accounting and advisory expenses. Repairs and maintenance of $2.5 million in 1997 ($.1 million less than in 1996) remained high due to costs of the ongoing refurbishing program which was substantially completed by October 15, 1997. The larger increase in expenses ($2.3 million) as compared to the $1.6 million increase in revenues resulted in a $.74 million increased loss to $2.58 million in the year ended December 31, 1997 as compared to the $1.84 million loss for the year ended December 31, 1996.

        The pro forma net loss of Lessee for 1996 was $1.8 million, due to having incurred $1.73 million of maintenance expense as part of a multi-year refurbishment program and $286,000 of losses due to the renovation of the the Flagstaff hotel. The refurbishment programs, including the Flagstaff renovation, were all substantially completed as of October 15, 1997. Mr. and Mrs. Wirth's management and trademark corporation have agreed to subordinate their receipt of management fees and trademark fees from the Lessee to the extent that Flagstaff has not generated sufficient operating cash flow to meet its $250,000 minimum annual rent payment, until Flagstaff has generated sufficient operating cash flow to meet its $250,000 minimum annual rent payment in two consecutive years. The elimination of the maintenance expense associated with refurbishment and Mr. Wirth's subsidy of Flagstaff should enable Lessee to generate a positive cash flow.

                                      LESSEE

              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                    (unaudited, dollar amounts in thousands)

                                                         1996           1997
                                                       PRO FORMA      PRO FORMA
                                                        LESSEE         LESSEE
                                                       ---------      --------
REVENUES:
Room revenue.......................................    $ 17,614       $18,801
Food and beverage revenue..........................         197           519
Other revenue......................................         513           591
                                                       --------       -------
  Total Revenues...................................      18,324        19,911
                                                       --------       -------
EXPENSES:
Departmental expenses of Hotels:
  Rooms............................................       4,439         4,574
  Food and beverage................................         487           922
General and administrative.........................       2,245         3,298
Advertising and promotion..........................         725           871
Utilities..........................................         894           934
Management fees....................................         459           496
Franchisor royalties and other charges.............         835           941
Repairs and maintenance............................       2,621         2,473
Real estate and personal property taxes, insurance,
  and ground rent..................................          79            76
Percentage Lease payments..........................       7,376         7,902
                                                       --------       -------
  Total Expenses...................................      20,160        22,487
                                                       --------       -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS...........    ($ 1,836)      ($2,576)
                                                       ========       =======


RESULTS OF OPERATIONS OF THE HOTELS.

     The following table sets forth certain combined historical financial information for the Hotels, as a percentage of revenues, for the periods indicated.



                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                      1995     1996     1997
                                                      ----     ----     ----
FINANCIAL DATA
Room revenue......................................     96.4%    96.1%    94.4%
Food and beverage revenue.........................      0.8      1.1      2.6
Other revenue.....................................      2.8      2.8      3.0
                                                     ------   ------   ------
          Total revenue...........................    100.0    100.0    100.0
                                                     ------   ------   ------
Departmental and other expenses...................     69.6     70.1     72.3
Real estate and personal property taxes, insurance
  and rent........................................      4.1      4.8      4.6
Depreciation and amortization.....................      6.6      6.3      6.2
Interest expense..................................     12.5      8.6      9.3
                                                     ------   ------   ------
Income before extraordinary items.................      7.2     10.2      6.7
Extraordinary item -- gain on early extinguishment
  of debt ........................................     40.6      1.7       --
                                                     ------   ------   ------
Net income........................................     47.8%    11.9%     6.7%
                                                     ======   ======   ======
OTHER DATA
EBITDA (1), as a % of revenue.....................     26.3%    25.0%    22.2%
Cash Flow from Operating Activities, as a % of
  revenue.........................................     13.2%    14.3%    19.8%
Cash Flow from Investing Activities, as a % of
  revenue.........................................     -2.5%   -10.9%   -13.9%
Cash Flow from Financing Activities, as a % of
  revenue.........................................    -11.9%    -6.3%    -8.4%
KEY FACTORS(2)
Occupancy.........................................     67.6%    68.4%    70.6%
ADR...............................................   $62.80   $65.71   $68.73
REVPAR............................................   $42.45   $45.79   $48.62

---------------

(1) Represents income (loss) before extraordinary items, excluding interest expense, depreciation and amortization. The Trust believes that EBITDA, defined as net income before interest, depreciation, amortization, taxes and extraordinary items, provides a good indicator of the financial performance of the Hotels and will be a significant factor in determining the Lessee's ability to make lease payments to the Hotel Partnerships, and thus to the Operating Partnership, or RRF Sub Corp. This indicator should not be considered as an alternative to net income as an indication of Lessee's performance or to cash flow as a measure of liquidity.

(2) No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. These figures include the Flagstaff hotel, acquired in June 1996 and under renovation during the remainder of 1996 and the first half of 1997. The renovation was substantially completed as of October 15, 1997.

Comparison of the year ended December 31, 1997 with 1996

     Room revenues increased $1.19 million, or 6.7% from 1996 to 1997. This was driven by increases in ADR at almost all of the Hotels, along with an increase in occupancy of 3.0%. This was attributable to the general improvement in the business travel and tourism industries, lack of any new competition in the markets where the Hotels operate and the refurbishment program. Food and beverage revenue grew $.32 million or 163.5% from 1996 to 1997, relating to the increase in occupancy and expansion of food service including room service at two hotels. The composition of revenue stayed consistent between the periods, with only a slight increase in food revenues, from 1.1% of the total to 2.6%, which reflects that most of the gains in revenue occurred in occupancy and room rates during this period.

     Departmental and other expenses grew by $1.73 million, or 13.4%, between the years because of expansion of food service, increased payroll costs, general inflationary pressures and increased occupancy. These costs increased as a percentage of revenues from 70.1% in 1996 to 72.3% in 1997, as expenses grew faster than revenues, primarily through increased payroll. Depreciation and amortization increased slightly between 1996 and 1997.

     Interest expense increased by $.28 million in 1997 compared to 1996 due to refinancing costs of capital improvements.

     Income before extraordinary items decreased $.54 million primarily due to increased expenses discussed above.

     A gain on early extinguishment of debt of $.3 million recorded in May 1996 related to the extinguishment of debt at the Flagstaff property. No gains or losses related to the extinguishment of debt were realized in 1997.

     Net income declined $.85 million due to the extinguishment of debt income realized in 1996 and increased expenses in 1997.

     EBITDA declined $.17 million, or 3.8% from 1996 to 1997. This decline is attributable to the increase in expenses during the periods.

Comparison of the year ended December 31, 1996 with 1995

     Total revenues increased $2.38 million, or 14.9%, from 1995 to 1996. Room revenues increased $2.2 million, or 14.6% from 1995 to 1996. As can be seen by the growth of REVPAR, revenues as reported were driven by increases in the ADR which occurred at five of the Hotels, while occupancy increased 1.4% overall. This was attributable in part to the general improvement in the business travel and tourism industries as well as to InnSuites' refurbishing program which was substantially completed at all the Hotels as of October 15, 1997. The continuation of InnSuites' focus on maximizing REVPAR by focusing on increasing ADR while maintaining stable occupancy during this period had significant effect. Food and beverage revenue grew $.066 million or 50.8% from 1995 to 1996. The composition of revenue stayed consistent between the periods, with only a slight increase in food and beverage revenues, from .8% of the total to 1.1%.

     Departmental and other expenses increased by $1.77 million or 16.0% between the years, substantially because of a $.68 million increase in maintenance associated with the refurbishment program, the inclusion of the operating results of the Flagstaff hotel from January 1, 1996, increases in management and franchise fees due to increased revenues, and general inflationary pressures. These costs increased slightly as a percentage of revenues from 69.6% in 1995 to 70.1% in 1996, due to the effect of expenses growing at a faster pace than revenues, in particular maintenance expenses, and the less-profitable operating results of the Flagstaff hotel acquired in 1996. In addition, management fees increased from 3.8% of revenues in 1995 to 4.6% of revenues in 1996 because of higher revenues and increases in the management fee rate implemented in the second quarter of 1996 at four of the Hotels. Real estate and personal property taxes, insurance and rent increased 33.6% from 1995 to 1996. This is primarily attributable to real estate taxes which increased 40.3% due to increased property valuations based on improved revenues.

     Depreciation and amortization expense increased by $.088 million or 8.3% primarily due to the additional depreciation associated with the increased rate of refurbishment at the Hotels.

     Interest expense decreased $0.42 million or 21.1% in 1996 due to (i) principal payments on mortgage notes payable of $2.2 million in 1995 and $0.62 million in 1996, net of new mortgage debt of $0.99 million in 1996; and (ii) substantial debt forgiveness in 1995 and 1996 as discussed below.

     Income before extraordinary items increased $0.72 million primarily due to increases in ADR at the Hotels and decreased interest expense.

     The gain on early extinguishment of debt of $0.3 million recorded in May 1996 related to the extinguishment of debt in Hulsey Hotels (the Flagstaff property) in the form of forgiveness of advances from affiliates and was substantially less than the $6.5 million gain recorded in May 1995 related to the extinguishment of debt at the Ontario property in the form of forgiveness of mortgage debt.

     Net income declined $5.44 million due to substantially larger forgiveness of debt income in 1995, which was offset partially by the improvement in ADR and reduced interest expense in 1996.

     EBITDA grew $.39 million or 9.3% from 1995 to 1996. This improvement was attributable to the increase in revenues due to growth in ADR during the periods which was partially offset by increases in franchise and management fees.


LIQUIDITY AND CAPITAL RESOURCES.

     Giving effect to the Formation Transactions, the Trust, through its ownership interest in the Operating Partnership, will have its proportionate share of the benefits and obligations of the Operating Partnership's ownership interest in the Hotels. Giving effect to the Formation Transactions, the Trust's principal sources of cash to meet its cash requirements, including distributions to shareholders, will be its share of the Operating Partnership's cash flow and cash flow from RRF Sub Corp. and RRF Sub Corp's principal source of revenue will be rent payments under the Percentage Leases. Lessee's obligation under the Percentage Leases are unsecured and Lessee's ability to make rent payments to the Operating Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to shareholders, will be dependent on the Lessee's ability to generate sufficient cash flow from the operation of the Hotels, particularly the Scottsdale Hotel, which represents, on a pro forma basis, 58.9% of the Trust's cash flow in 1996 and 35.0% in 1997, respectively.

     For a discussion of the abatement of management and trademark fees at the Flagstaff property, see "Pro Forma Results of Operations of Lessee". Beyond the 4% reserve for refurbishment and replacements set aside annually, the Trust has no present commitments for extraordinary capital expenditures.

     Outstanding mortgage debt was reduced from $18.0 million to $13.2 million through line of credit borrowings and available cash. The Trust intends to acquire and develop additional hotels and will incur indebtedness to fund that acquisition and development. The Trust may also incur indebtedness to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Trust's investments are insufficient to make the required distributions. The terms of the line of credit discussed below permit borrowings for that purpose, but impose certain limitations on the Trust's ability to engage in other borrowings.

     On April 16, 1998, the Trust has obtained a $12,000,000 line of credit to assist it in its funding of acquisition and development of additional hotels and for certain other business purposes. Borrowings under the line of credit are secured by first mortgages on three of the Hotels. The Trust may seek to increase the amount of its credit facility, negotiate additional credit facilities, or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate, and be subject to such other terms as the Trustees consider prudent.

     The Trust will acquire or develop additional hotels only as suitable opportunities arise, and the Trust will not undertake acquisition or redevelopment of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the line of credit or other borrowings or from the proceeds of additional issuances of Shares or other securities. The Trust has an option to acquire an additional hotel property in Buena Park, California. See "Subsequent Acquisitions Property Under Option". There is no agreement or understanding to invest in any properties other than the option property, and there can be no assurance that the Trust will successfully acquire or develop additional hotels.

     The Trust will also contribute to the Capital Expenditures Fund on a continuing basis, from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Trust intends to use the Capital Expenditures Fund for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, but may make other uses of amounts in the fund that it considers appropriate from time to time. The Trust anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the period from January 1, 1995 through December 31, 1997, the Hotels spent approximately $2.0 million for capital expenditures, excluding hotel acquisitions. The Trust considers the majority of these improvements to be revenue producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $7.0 million during the period from January 1, 1995 through December 31, 1997 on repairs and maintenance and these amounts have been charged to expense as incurred.

INFLATION.

     The Trust's revenues initially will be based on the Percentage Leases, which will result in changes in the Trust's revenues based on changes in the underlying Hotel revenues. Therefore, the Trust initially will be relying entirely on the performance of the Hotels and the Lessee's ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Lessee, can change room rates quickly, but competitive pressures may limit the Lessee's ability to raise rates faster than inflation.

     The Trust's largest fixed expense is the depreciation of the investment in Hotel properties. The Trust's variable expenses, which are subject to inflation, represent approximately 17.5% of pro forma revenues in fiscal 1998. These variable expenses (general and administrative costs, as well as real estate and personal taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation.

SEASONALITY.

     The Hotels' operations historically have been seasonal. Six of the Hotels maintain higher occupancy rates during the first and fourth quarters. The five Arizona hotels (excluding Flagstaff) experience their highest occupancy in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly lease revenue under the Percentage Leases. The Trust anticipates that its cash flow from the Lessee's operation of the Hotels will be sufficient to enable the Trust to make quarterly distributions at the estimated initial rate for at least the next twelve months. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in lease revenue, the Trust expects to utilize other cash on hand or borrowings to make those distributions. No assurance can be given that the Trust will make distributions in the future at the initially estimated rate, or at all.

FORWARD-LOOKING STATEMENTS.

     Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust's financing plans; (v) the Trust's position regarding investments, acquisitions, financings, conflicts of interest and other matters; (vi) the Trust's continued qualification as a REIT; and (vii) trends affecting the Trust's or any Hotel's financial condition or results of operations. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect", "anticipate" and similar expressions identify forward-looking statements.

     These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the Lessee in response to market rental rate changes or otherwise; interest rate fluctuations, changes in Federal income tax laws and regulations; competition; any changes in the Trust's financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Trust operates or will operate upon the closing of the Formation Transactions. The Trust undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Exchange Act, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Annual Report relating to the operations of the Operating Partnership.

SUBSEQUENT ACQUISITIONS
PROPERTY UNDER OPTION

                  In the first quarter of fiscal 1999, the Operating Partnership completed the acquisition of the InnSuites Hotel Tucson/St. Mary's, a 297-suite property located in Tucson, Arizona, built in 1960, with a significant addition completed in 1971, and last renovated in 1998, and the acquisition of the Lafayette Hotel Ramada Inn + Conference Center, a 147-suite property located in San Diego, California, built in 1946 and which is currently being renovated. The Trust also has an option to purchase a 185-suite InnSuites Hotel located in Buena Park, California.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

                           MICHAEL MAASTRICHT, C.P.A.
                                   ----------
                          CERTIFIED PUBLIC ACCOUNTANT

10640 NORTH 28TH. DRIVE, SUITE C-209                        (602) 375-2926 - OFC
PHOENIX, ARIZONA 85029                                      (602) 375-2761 - FAX


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To InnSuites Innternational Hotels, Inc.:

We have audited the accompanying combined balance sheets of the InnSuites Hotels System as defined in Note 1 to the combined financial statements, as of December 31, 1996 and 1997 and January 30, 1998, and the related combined statements of operations, equity and cash flows for each of the three years in the period ended December 31, 1997 and the thirty days ended January 30, 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the InnSuites Hotels System as of December 31,1996 and 1997 and January 30, 1998, and the combined results of their operations, equity, and cash flows for each of the three years in the period ended December 31, 1997 and the thirty days ended January 30, 1998, in conformity with generally accepted accounting principles.


                                   MICHAEL MAASTRICHT, CPA

February 19, 1998
Phoenix, Arizona

                                     MEMBER
               AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                ARIZONA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                                INNSUITES HOTELS
                             COMBINED BALANCE SHEETS




                                                                     December 31,             January 30,
                                                               1996             1997              1998
                                                          ------------     ------------      ------------
                                                ASSETS

INVESTMENT IN HOTEL PROPERTIES, at cost:
     Land                                                 $  3,439,738     $  3,439,738      $  3,439,738
     Buildings and improvements                             24,831,670       24,831,670        24,831,670
     Furniture and equipment                                 9,175,834       10,845,586        10,958,829
                                                          ------------     ------------      ------------
                                                            37,447,242       39,116,994        39,230,237
     Less-  Accumulated depreciation                        10,958,581       12,184,479        12,322,787
                                                          ------------     ------------      ------------
     Net investment in hotel properties                     26,488,661       26,932,515        26,907,450

CASH AND CASH EQUIVALENTS                                      628,797          129,871           322,095
ACCOUNTS RECEIVABLE                                            344,882          571,301           591,869
INVENTORIES                                                    347,252          415,575           397,807
OTHER ASSETS                                                   638,265          295,440           121,691
CASH HELD IN ESCROW                                            253,056          296,099           297,811
DEFERRED EXPENSES, net                                         513,610          252,430           248,227
                                                          ------------     ------------      ------------
                                                          $ 29,214,523     $ 28,893,231      $ 28,886,950
                                                          ============     ============      ============


                                         LIABILITIES AND COMBINED EQUITY

MORTGAGE NOTES PAYABLE                                    $ 16,405,945     $ 17,776,627      $ 17,709,589
ACCOUNTS PAYABLE:
     Trade                                                     357,089          678,637           621,073
     Affiliates                                                582,145        1,260,601         1,699,601
     Bank overdrafts                                           149,372          121,052           409,196
PARTNERS' CAPITAL PURCHASES PAYABLE                                  -          275,366           218,063
LINES OF CREDIT                                                100,000          131,000           155,000
CAPITAL LEASE OBLIGATION                                        71,707           22,437            20,226
LAND LEASE PAYABLE                                              75,842           80,441            88,286
ACCRUED EXPENSES AND OTHER LIABILITIES                         418,596          867,267         1,622,317
PARTICIPATION INVESTORS CONTINGENT LIABILITY                 2,646,627        2,646,627         2,646,627
                                                          ------------     ------------      ------------
                                                            20,807,323       23,860,055        25,189,978

COMMITMENTS AND CONTINGENCIES

COMBINED EQUITY:
   General Partners'                                            56,032          (43,823)         (113,338)
   Limited Partners'                                         8,049,434        7,337,403         6,276,374
   Corporate                                                   301,734       (2,260,404)       (2,466,064)
                                                          ------------     ------------      ------------
                                                             8,407,200        5,033,176         3,696,972
                                                          ------------     ------------      ------------
                                                          $ 29,214,523     $ 28,893,231      $ 28,886,950
                                                          ============     ============      ============

                   The accompanying notes are an integral part
                    of these combined financial statements.

                                INNSUITES HOTELS
                        COMBINED STATEMENTS OF OPERATIONS


                                                                               December 31,                   January 30,
                                                                  1995            1996            1997            1998
                                                              -----------     -----------     -----------     -----------
REVENUES FROM HOTEL OPERATIONS:

     Room revenue                                             $15,366,788     $17,613,618     $18,800,566     $ 1,833,441
     Food and beverage revenue                                    130,708         197,064         519,440          61,623
     Other revenue                                                445,761         513,143         591,135          60,999

                                                              -----------     -----------     -----------     -----------
     Total revenues                                            15,943,257      18,323,825      19,911,141       1,956,063

EXPENSES:
     Departmental expenses:
          Rooms                                                 4,193,048       4,629,652       4,915,019         667,892
          Food and beverage                                       349,981         487,367         921,514          84,590
     General and administrative                                 3,134,257       3,500,161       4,470,820       1,393,290
     Advertising and promotion                                    706,372         724,887         870,732          76,619
     Utilities                                                    765,721         894,121         933,994          90,416
     Repairs and maintenance                                    1,938,523       2,621,472       2,473,074         233,804
     Real estate, personal property taxes,
          and insurance                                           656,544         876,816         911,870          79,518
     Interest expense                                           1,990,762       1,569,850       1,853,800         137,580
     Depreciation                                               1,058,931       1,147,326       1,225,898         110,155
     Other - land lease                                                                                            13,678
                                                              -----------     -----------     -----------     -----------
     Total expenses                                            14,794,139      16,451,652      18,576,721       2,887,542

Income before extraordinary items                               1,149,118       1,872,173       1,334,420        (931,479)

EXTRAORDINARY ITEMS
     Gain on early extinguishment of debt                       6,465,305         307,000               -               -

                                                              -----------     -----------     -----------     -----------
NET INCOME                                                    $ 7,614,423     $ 2,179,173     $ 1,334,420     $  (931,479)
                                                              ===========     ===========     ===========     ===========


                   The accompanying notes are an integral part
                    of these combined financial statements.

                                INNSUITES HOTELS
                        COMBINED STATEMENTS OF CASH FLOWS



                                                                                    December 31,                      January 30,
                                                                       1995             1996             1997             1998
                                                                   -----------      -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                    $ 7,614,424      $ 2,179,173      $ 1,334,420      $  (931,479)
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                          1,084,325        1,175,804        1,264,424          114,361
              Gain on early extinguishment of debt                  (6,465,305)        (307,000)               -                -
     (Increase) decrease in:
              Accounts receivable                                         (113)          56,431         (226,419)         (20,568)
              Inventories                                              (53,014)         (17,610)         (68,323)          17,768
              Cash held in escrow                                            -                -          (30,039)          (1,712)
              Other assets                                            (376,921)        (231,090)         581,474          173,749
     Increase (decrease) in:
              Accounts payable                                        (191,596)          38,764          321,975          (57,564)
              Bank overdraft                                                 -                -                -          288,144
              Accrued expenses                                         496,240         (251,944)         737,618          791,045
                                                                   -----------      -----------      -----------      -----------
              Net cash provided by operating activities              2,108,040        2,642,528        3,915,130          373,744

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of furniture, fixtures, and equipment          (406,289)        (753,741)        (281,998)        (113,243)
              Acquisition of land, building and equipment                    -       (1,250,000)         (79,707)               -
              Guest room remodeling                                          -                -         (565,471)               -
              Capitalization of partners' capital                            -                -         (742,576)               -
                                                                   -----------      -----------      -----------      -----------
              Net cash used by investing activities                   (406,289)      (2,003,741)      (1,669,752)        (113,243)

CASH FLOWS FROM FINANCING ACTIVITIES
              Payment of mortgage notes payable                     (2,185,926)      (1,612,687)        (636,524)         (60,147)
              Refinancing of mortgage notes payable                          -                -       (5,017,226)               -
              Increase in loans from affiliates                        (91,500)         587,853         (115,000)         439,000
              Increase in loans to affiliates                                -          (87,500)         793,456                -
              Increase of mortgage notes payable                             -          990,000        7,000,000                -
              Increase in bank overdrafts                                    -                -                -                -
              Partners' contributions                                  266,000                -                -                -
              Purchases of partners' capital                                 -                -          157,907          (57,303)
              Distributions                                           (120,000)        (969,375)      (4,866,351)               -
              Distribution of REIT shares                                    -                -                -         (404,725)
              Lines of credit                                                -                            (6,728)          24,000
              Loan fees                                               (139,279)        (251,711)         (29,000)               -
              Other                                                    275,584          (31,715)               -                -
              Capital lease obligations                                103,742                           (24,838)          (9,102)
              Capitalization of common stock                                 -          200,000                -                -
                                                                   -----------      -----------      -----------      -----------
              Net cash (used) by financing activities               (1,891,379)      (1,175,135)      (2,744,304)         (68,277)

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (189,628)        (536,348)        (498,926)         192,224

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       1,354,773        1,165,145          628,797          129,871

                                                                   -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 1,165,145      $   628,797      $   129,871      $   322,095
                                                                   ===========      ===========      ===========      ===========


          The accompanying notes are an integral part of these combined financial statements.

                                INNSUITES HOTELS
                          COMBINED STATEMENTS OF EQUITY


                                   GENERAL          LIMITED
                                  PARTNERS'        PARTNERS'        COMMON         RETAINED          COMBINED
                                   CAPITAL          CAPITAL          STOCK(1)      EARNINGS           EQUITY
                                -----------      -----------      -----------     -----------      -----------


BALANCE, December 31, 1995      $    (2,525)     $ 6,766,832      $     5,000     $    58,095      $ 6,827,402

NET INCOME                          107,025        2,033,509                -          38,639        2,179,173

CONTRIBUTIONS                             -          170,000                -               -          170,000

ISSUANCE OF COMMON STOCK                  -                -          200,000               -          200,000

DISTRIBUTIONS                       (48,468)        (920,907)               -               -         (969,375)

                                -----------      -----------      -----------     -----------      -----------
BALANCE, December 31, 1996           56,032        8,049,434          205,000          96,734        8,407,200

NET INCOME                          117,283        1,829,275                -        (612,138)       1,334,420

DISTRIBUTIONS                      (217,138)      (2,699,213)               -      (1,950,000)      (4,866,351)

PARTNERS' CAPITAL PURCHASES               -          157,907                -               -          157,907

                                -----------      -----------      -----------     -----------      -----------

BALANCE, December 31, 1997          (43,823)       7,337,403          205,000      (2,465,404)       5,033,176

NET INCOME                          (46,304)        (722,215)               -        (162,960)        (931,479)

DISTRIBUTIONS                       (23,211)        (338,814)               -         (42,700)        (404,725)

                                -----------      -----------      -----------     -----------      -----------

BALANCE, January 30, 1998       $  (113,338)     $ 6,276,374      $   205,000     $(2,671,064)     $ 3,696,972
                                ===========      ===========      ===========     ===========      ===========



(1) Hulsey Hotels Corporation - Common stock, no par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding

(1) Buenaventura Properties, Inc. - Common stock, no par value, 10,000,000 shares authorized, 1,000,000 issued and outstanding




         The accompanying notes are an integral part of these combined financial statements.

                            INNSUITES HOTELS SYSTEM
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

        The InnSuites Hotels System consists of the following full-service hotels:


PROPERTY NAME                                     LOCATION             NUMBER OF
-------------                                     --------             ---------
                                                                       SUITES
                                                                       ------

InnSuites Phoenix Best Western ("Phoenix")        Phoenix, Arizona     123
InnSuites Tempe/Airport ("Tempe")                 Tempe, Arizona       170
InnSuites Tucson Best Western ("Tucson")          Tucson, Arizona      159
InnSuites Yuma Best Western ("Yuma")              Yuma, Arizona        166
Holiday Inn Airport InnSuites Ontario ("Ontario") Ontario, California  150
InnSuites Flagstaff Grand Canyon ("Flagstaff")    Flagstaff, Arizona   134
InnSuites Scottsdale ("Scottsdale")               Scottsdale, Arizona  134

        InnSuites International Hotels, Inc., ("InnSuites") and its affiliates, officers and employees were involved in the development of each of the above hotels, except Flagstaff which was purchased January 1, 1996, and have managed all of the InnSuites Hotels since their respective inceptions. The hotels with two exceptions, are owned by partnerships ("InnSuites Partnerships") in which the shareholders of InnSuites and certain officers of InnSuites (collectively, InnSuites Affiliates) have significant direct and indirect ownership interests. Flagstaff and Scottsdale are owned by corporations controlled by principals of InnSuites The partnerships and corporations are referred to collectively as the InnSuites System Entities.

        As of December 31, 1997, the InnSuites System Entities are owned as follows:


                                                         ENTITY
                                                        INTEREST
                                                        --------
                                                INNSUITES           THIRD
                                                AFFILIATES          PARTY
                                                ----------          -----
InnSuites Phoenix Best Western                     96%               4%
InnSuites Tempe/Airport                            46%              54%
InnSuites Tucson Best Western                      28%              72%
InnSuites Yuma Best Western                        33%              67%
Holiday Inn Airport InnSuites Ontario             100%               0%
InnSuites Flagstaff Grand Canyon                  100%               0%
InnSuites Scottsdale                              100%               0%

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued




Realty ReFund Trust is an unincorporated Ohio real estate investment trust ("REIT") which agreed to acquire equity interests in existing hotel properties on January 31, 1998 and to consider selectively the purchase or development of additional hotels. The REIT acquired the general partnership interest, representing a 13.6% equity interest in RRF Limited Partnership, a Delaware limited partnership (the Partnership), as of January 31, 1998. The partners and shareholders of the entities owning the InnSuites Hotels contributed their respective partnership and corporate interests to the Partnership, or a subsidiary of the REIT in exchange for cash, partnership interests or REIT stock on January 31, 1998. All of the InnSuites Hotels will be leased to Realty Hotel Lessee Corporation (the InnSuites Lessee) pursuant to operating leases which contain provisions for rent based on the revenues of the InnSuites Hotels. The Lessee is an affiliate of InnSuites.

Management believes that these combined financial statements result in a more meaningful presentation of the InnSuites Hotel System businesses acquired by the Partnership or REIT and thus appropriately reflect the historical financial position and results of operations of the predecessor of the Lessee. All significant intercompany balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Periods

For annual reporting purposes, all of the InnSuites System Entities have been included in the accompanying combined financial statements based on a December 31 year-end.

Hotel Properties

Hotel properties are stated at cost. Depreciation is computed using primarily the straight-line method based upon estimated useful lives, 40 years for buildings and improvements, 7 years for furniture and equipment.

The partners and management of the InnSuites System Entities review the hotel properties for impairment when events or changes in circumstances indicate the carrying amounts of the hotel properties may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the hotel properties. If the estimated undiscounted future cash flows from operations and disposition of the hotel properties are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value would be recorded and an impairment loss would be recognized. No such impairment losses have been recognized.

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued

Deferred Expenses

Deferred expenses consist principally of deferred loan costs. Deferred loan costs are amortized over the terms of the related loan agreements. The amortization of deferred loan costs of $51,377, $42,187, and $37,925, and $4,203 for the years ended December 31, 1995, 1996, and 1997, and the month ended January 30, 1998 is included in interest expense in the accompanying combined statements of operations. Accumulated amortization of deferred expenses was $385,651 and $258,673 at December 31, 1996 and 1997, respectively, and $262,876 at January 30, 1998.

Concentration of Credit Risk

Financial instruments which potentially subject the InnSuites System Entities to credit risk consist primarily of trade receivables. Credit evaluations of guest's accounts are performed regularly. The receivables are unsecured.

Revenue Recognition

Revenue is recognized as earned. Ongoing credit evaluations are performed and credit losses are charged off when deemed to be uncollectible. Such losses have been minimal and within management's expectations.

Income Taxes

The InnSuites Partnerships, Scottsdale and Flagstaff (S-Corporations in 1997) are not subject to federal or state income taxes; however, they must file informational income tax returns and the partners and stockholders must take income or loss of the InnSuites Partnerships and S-Corporations into consideration when filing their respective tax returns. Flagstaff, was a C-Corporation in 1996, and had no income tax liability for that year.

Management's Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued




Maintenance and Repairs

Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. The hotel properties have scheduled guest room refurbishing programs, the cost of which is expensed as incurred. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in the determination of net income or loss.

Advertising and Promotion

The Innsuites System Entities expense the cost of advertising and promotion as incurred which approximates the time such advertising takes place. There are no capitalized advertising costs.

Cash and Cash Equivalents

All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents. Management believes that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

Inventories

Inventories consisting primarily of linen, food, and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

Cash Held in Escrow

Cash held in escrow consists of amounts for real estate taxes and property insurance remitted to the lenders which hold the mortgages on the hotel properties and amounts deposited for the replacement of hotel real and personal property pursuant to the terms of certain mortgage and franchise agreements.

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued


3. MORTGAGE NOTES PAYABLE:

Mortgage notes payable consisted of the following:

                                                                December 31 ,           January 30,
                                                             --------------------
                                                             1996            1997            1998
                                                             ----            ----            ----
Mortgage note payable to a bank in aggregate
 monthly installments of principal
 and interest of $38,436 at rate of 8.5%;
 the unpaid principal matures with a balloon
 payment due in March 2007; collateralized
 by real and personal property having a net
 book value of $2,766,938 at December 31,1997.           $3,152,590       2,947,434       2,929,875

Mortgage note payable to a bank in aggregate
 installments of principal and interest of
 $27,572 at a rate of 8.5%; the unpaid principal
 is due January 2006; collateralized by real
 and personal property having a net book
 value of $3,816,504 at December 31, 1997.                2,711,786       2,607,412       2,598,308

Mortgage note payable to a finance company
 in aggregate monthly installments of principal
 and interest of $41,168 at a rate of 9.25%; the
 unpaid principal is due August 2011; collateralized
 by real and personal property having a net book
 value of $3,094,443 at December 31, 1997.                3,958,182       3,824,738       3,812,963

Mortgage note payable to a bank in aggregate
 monthly installments of principal and interest
 of $33,581 at a rate of 8.75%; the unpaid principal
 due March 2011, collateralized by real and personal
 property having a net book value of $6,834,154
 at December 31, 1997; requires an escrow reserve
 of 4% of revenues for the replacement or
 refurbishing of furniture, fixtures and equipment.       3,739,308       3,653,520       3,646,629

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued




Mortgage note payable to a bank in aggregate
 monthly installments of principal and interest
 of $12,919 at a rate of 9.75%; the unpaid
 principal due June 2001; collateralized
 by real and personal property having a net book
 value of $2,122,233 at December 31, 1997.                             956,612           891,983         886,524

Mortgage note payable to a finance company in
 aggregate monthly installments of principal of
 $45,701 plus interest at a rate of 9%; the unpaid
 principal due February 1998; collateralized
 by real and personal property having a net book
 value of $1,920,889 at December 31, 1997.                           1,887,467        3 ,851,540       3,835,290
                                                                   -----------        ----------      ----------

                                                                   $16,405,945        17,776,627      17,709,589
                                                                   ===========        ==========      ==========



Aggregate scheduled annual principal payments for the above mortgage notes payable at December 31, 1997 are as follows:

                       Year                       Amount
                       ----                       ------

                       1998                  $4,504,838
                       1999                     723,492
                       2000                     779,853
                       2001                   1,321,003
                       2002                     799,639
                    Thereafter                9,647,802
                                            -----------
                                            $17,776,627
                                            ===========


Debt Extinguishment

In 1995 Tempe and Ontario realized net extraordinary gains of $5,994,473 on early extinguishment of debt and Scottsdale realized an extraordinary gain related to the forgiveness of principal on debt of $470,832 due to a related party. In 1996 Flagstaff refinanced its existing mortgage indebtedness, realizing a net extraordinary gain of $112,780 and an extraordinary gain related to the forgiveness of debt of $194,220 due to a related party.

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued



4. RELATED PARTY TRANSACTIONS

A substantial portion of the hotels' management functions are performed by two InnSuites management companies for a fee computed as specified in each hotel's management agreement. The management fee is based on a percentage of hotel revenues of 4.5%.

In addition, InnSuites has trademark license agreements with the hotels, excluding Ontario which operates under licensing with Holiday Inns, for which the fees are .5% of revenues. InnSuites also operates an advertising trust to which the hotels contribute 1% of revenues, 1.9% for a portion of 1995. Certain properties paid different rates or no fees during certain periods. All agreements expire in 2000. The payable to affiliates represents amounts due primarily for working capital advances. There are no terms or covenants connected with the advances.

The InnSuites System Entities paid fees to InnSuites affiliates for various services as follows:


                                               December 31.            January 30,
                                         ----------------------------
                                         1995         1996       1997      1998
                                         ----         ----       ----      ----

Management fees
(4.5% of total revenues)                $ 611,421   840,518    902,938    90,051

Trademark license fees
(0.5% of total revenues)                   66,246    80,596     81,935     9,785

Advertising trust fees
(1% of total revenues)                    232,023   189,231    201,296    16,594


5. CHANGES IN OWNERSHIP:

On January 1, 1996 the principals of InnSuites became sole shareholders of Hulsey Hotels Corporation (Flagstaff) and purchased the hotel from a sole - proprietorship for the assumption of $200,000 of outstanding debt, certain other considerations plus the outstanding mortgage indebtedness. The property was refinanced on June 19, 1996 in the amount of $1,004,000.

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued


The purchase accounting adjustment recorded was an aggregate increase in the carrying value of the investments in hotel property was as follows:


        Land, buildings and improvements               $  1,050,000
        Furniture and equipment                             200,000
                                                       ------------
                                                       $  1,250,000
                                                       ============


6. COMMITMENTS AND CONTINGENCIES:

Claims and Legal Matters

Certain of the hotels are involved in claims and legal matters incidental to their business. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or the results of operations of the hotels.

Trademark License Agreements

Under the terms of hotel trademark license agreements, annual payments for trademark royalties and reservation and advertising services are due from the hotels. Fees are computed based upon a percentage of total revenues. At December 31, 1997, the trademark license royalty fees are payable by the hotels at .5% of revenues to InnSuites affiliates while the fees for advertising services are 1% of revenues. The franchise agreements expire in 2000. The Best Western and Holiday Inn hotels have additional franchise agreements in which fees are charged on a per room basis and generally approximate 3% of revenues for Best Western and 9% for Holiday Inn.

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued


Other

The land on which the Tucson Hotel is located is leased under an operating lease agreement expiring in 2010 which can be extended to 2051. The lease requires minimum annual rentals of $70,000 for 1997-2000, $75,000 through 2002, plus percentage rentals based on hotel revenues. Tucson is responsible for all taxes, insurance and maintenance on the property. Rental expense charged to operations for the land lease were as follows:


                                    Year Ended December 31,
                               ---------------------- ----------     January 30,
                                 1995          1996         1997        1998
                                 ----          ----         ----        ----
        Minimum rent          $ 60,000        70,000       70,000       5,833
        Percentage rent         70,689        74,632       80,437       7,845
                              --------      --------      -------      ------
                              $130,689       144,632      150,437      13,678
                              ========      ========      =======      ======



7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No.107 requires disclosure about fair value for all financial instruments, whether or not recognized for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 and January 30, 1998. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Long-Term Debt

Management estimates that the fair values of mortgage and other long-term debt approximate carrying values based upon the hotels' effective borrowing rate for issuance of debt with similar terms and remaining maturities.

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued


8. PARTICIPATION INVESTORS CONTINGENT LIABILITY

For the Ontario property, participation investors rights to repayment were converted to the right to receive forty-five percent of the profits from any future sale of the hotel property, over a fixed base amount of approximately $4,100,000, after payment of all outstanding liabilities. The contingent liability approximates the participants original investment plus certain accrued interest and management's estimate of the potential liability upon a future sale of the hotel property. The balance consists of the original $1,950,000 of loan participation units subscribed to by investors, plus $745,035 of accrued but unpaid interest during the construction period, as defined. During 1996 the Partnership purchased units from participation investors for $48,408.


9. LINES OF CREDIT

Flagstaff, Scottsdale, Ontario and Tucson each carried an unsecured line of credit of $50,000 at December 31, 1997. Interest rates are 10% to 10.25%; and due dates are March 1 to April 30, 1998. The lines of credit are guaranteed by a principal of InnSuites.

10. CAPITAL LEASE OBLIGATION

Ontario owns equipment under a capital lease arrangement for $39,752. The lease liability carries interest at a rate of 10.5% and is payable through October 1999 with monthly payments of $1,433. Future payments required by the lease as of December 31, 1997 follow:


        1998     14,438
        1999      7,999
                -------
                $22,437
                =======

11. PARTNERS' CAPITAL PURCHASES PAYABLE

Certain partners of entities owning the InnSuites Hotels are redeeming their interests for cash in lieu of exchanging their interests for partnership interests or REIT stock. Three properties purchased such interests effective January 1, 1997 aggregating $584,669. The purchases are payable monthly through December 1998.

                            INNSUITES HOTELS SYSTEM
               NOTES TO COMBINED FINANCIAL STATEMENTS - Continued



12. PREACQUISITION COSTS

On January 31, 1998 the InnSuites System Entities were acquired by RRF Limited Partnership, the general partner of which is Realty ReFund Trust, an unincorporated Ohio real estate investment trust ("REIT"). In accordance with the acquisition agreements the InnSuites System Entities are bearing certain preacquisition costs, primarily professional fees, which will not be reimbursed by the REIT and will not be a part of the purchase price. These costs of $445,414 in 1997 and $651,198 in January 1998 are expensed and included in professional services. As part of the acquisition, the InnSuites System Entities purchased for $950,000 certain shares from the REIT's prior owners. It then distributed $404,725 in shares to the partners of RRF Limited Partnership and $545,275 in shares to certain employees which is included in wages and salaries.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Trustees,
Realty ReFund Trust:

We have audited the accompanying consolidated balance sheets of Realty ReFund Trust (an Ohio unincorporated business trust) and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Realty ReFund Trust as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

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

                                                            ARTHUR ANDERSEN LLP




Cleveland, Ohio
May 13, 1998.

                                         REALTY ReFUND TRUST
                                         -------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                      JANUARY 31, 1998 AND 1997
                                      -------------------------



                                ASSETS
                                                                             1998           1997

INVESTMENTS IN HOTEL PROPERTIES, net                                       $41,241,241    $     -

CASH AND CASH EQUIVALENTS                                                    2,378,398       531,997

INTEREST RECEIVABLE AND OTHER ASSETS                                             -           285,004

REAL ESTATE HELD FOR SALE, net of $4,085,000 valuation
   allowance                                                                     -         5,599,122
                                                                           ------------  ------------

TOTAL ASSETS                                                               $43,619,639    $6,416,123
                                                                           ===========   ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
MORTGAGE NOTES PAYABLE                                                     $17,709,589    $    -

NOTES PAYABLE TO BANKS                                                         155,000         -

OTHER NOTES PAYABLE                                                          2,864,690         -

ADVANCES PAYABLE TO RELATED PARTIES                                          1,699,601     2,300,000

DUE TO LESSEE                                                                  944,234         -

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          572,031       864,903

MINORITY INTEREST IN PARTNERSHIP                                            14,075,523         -

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest without par value;
        unlimited authorization; 1,667,817 and 1,020,586
        shares issued and outstanding in 1998 and 1997,
        respectively
                                                                             5,598,971     3,251,220
                                                                          ------------   ------------
                                                                           $43,619,639    $6,416,123
                                                                          ============   ============



                         The accompanying notes to financial statements are an
                           integral part of these balance sheets.


                                         REALTY ReFUND TRUST
                                         -------------------

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------

                         FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                         ---------------------------------------------------

                                                            1998           1997           1996
                                                        -------------  -------------  --------------
REVENUES:
   Interest income from loans receivable                $     -          $1,077,757      $2,199,600
   Interest income from loan receivable
     from related party                                       -             560,139         932,605
   Rental revenue from real estate held for
     sale                                                 1,367,366       2,277,610       2,297,801
   Interest income                                           54,613           -               -
                                                        -------------  -------------  --------------
                                                          1,421,979       3,915,506       5,430,006
                                                        -------------  -------------  --------------

EXPENSES:
   Provision for writedown of loan
     receivable from related party                            -             111,498       5,000,000
   Provision for writedown of real estate
     held for sale                                            -           1,085,000       3,000,000
   Loss on sale of real estate                               35,620           -               -
   Interest on loans underlying wrap-around
     mortgages                                                -             150,184         617,123
   Interest on loan underlying wrap-around
     mortgage to related party                                -              89,223         209,872
   Interest on note payable to bank                           -             381,368         717,550
   Interest on note payable to related party                118,082         332,308         427,445
   Fee to related party investment advisor                    -             169,961         223,278
   Legal expense to related party                            84,000          56,000          20,000
   Operating expenses of real estate held
     for sale                                             1,379,389       2,085,807       2,144,150
   Depreciation of building held for sale                     -               -             264,873
   Amortization of tenant improvements and
     deferred leasing commissions                            21,724          43,080         192,719
   Other operating expenses                                 356,673         299,442         167,347
                                                        -------------  -------------  --------------
                                                          1,995,488       4,803,871      12,984,357
                                                        -------------  -------------  --------------

NET LOSS                                                 $ (573,509)    $  (888,365)    $(7,554,351)
                                                        =============  =============  ==============

LOSS PER SHARE - Basic and diluted                      $      (.56)   $       (.87)  $       (7.40)
                                                        =============  =============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                               1,022,359      1,020,586     1,020,586

CASH DIVIDENDS PER SHARE:
   Paid                                                 $         .15  $         .30  $         .40
   Declared                                                       .00            .10            .10
                                                        =============  =============  ==============
                                                        $         .15  $         .40  $         .50
                                                        =============  =============  ==============

                         The accompanying notes to financial statements are an
                           integral part of these statements.


                               REALTY ReFUND TRUST
                               -------------------


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
               ---------------------------------------------------



                                                                       Total
                                                                   Shareholders'
                                                                       Equity
                                                                  ----------------
BALANCE, JANUARY 31, 1995                                          $ 12,714,542

   Net loss                                                          (7,554,351)

   Cash dividends paid                                                 (612,372)
                                                                   ------------

BALANCE, JANUARY 31, 1996                                             4,547,819

   Net loss                                                            (888,365)

   Cash dividends paid                                                 (408,234)
                                                                   ------------

BALANCE, JANUARY 31, 1997                                             3,251,220

  Issuance of shares                                                  3,074,348

   Net loss                                                            (573,509)

   Cash dividends paid                                                 (153,088)
                                                                   ------------

BALANCE, JANUARY 31, 1998                                          $  5,598,971
                                                                   ============



                         The accompanying notes to financial statements are an
                           integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
               ---------------------------------------------------


                                                                 1998            1997             1996
                                                            ---------------  --------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $    (573,509)   $    (888,365)   $ (7,554,351)

     Adjustments to reconcile net loss to net
       cash (used for) provided by operating
       activities-
         Provision for writedown of loan
           receivable from related party                            -              111,498       5,000,000
         Provision for writedown of real estate
           held for sale                                            -            1,085,000       3,000,000
         Depreciation of building held for sale                     -                -             264,873
         Amortization of tenant improvements and
           deferred leasing commissions                            21,724           43,080         192,719
         Amortization of deferred loan fees                         -              (15,000)        (18,000)
         Decrease in interest receivable and
           other assets                                           263,280          392,587         220,781
         Decrease in accounts payable and accrued
           expenses                                              (676,274)        (600,158)        (45,767)
                                                            ---------------  --------------  ---------------

              Net cash (used for) provided by
                operating activities                             (964,779)         128,642       1,060,255
                                                            ===============  ==============  ===============

CASH FLOWS FROM INVESTING ACTIVITIES:
     Principal collected on mortgage loans
       receivable                                           $       -          $14,569,483     $13,087,769
     Principal payments on mortgage loans payable                   -           (4,991,421)     (6,364,536)
     Payments for tenant and building
       improvements                                                 -                -          (1,178,904)
     Payment of transaction costs                                (334,854)           -               -
     Proceeds from sale of real estate, net                     5,599,122            -               -
     Purchase of fee interest in land                               -             (287,758)          -
                                                            ---------------  --------------  ---------------

              Net cash provided by investing
                activities                                      5,264,268        9,290,304       5,544,329
                                                            ---------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank borrowings                                                -              625,000       2,550,000
     Bank repayments                                                -           (6,920,000)     (8,065,000)
     Payment of cash dividends                                   (153,088)        (408,234)       (612,372)
     Principal payments on note payable to
       related party                                           (2,300,000)      (2,200,000)       (500,000)
                                                            ---------------  --------------  ---------------

              Net cash used for financing
                activities                                     (2,453,088)      (8,903,234)     (6,627,372)
                                                            ---------------  --------------  ---------------

NET INCREASE (DECREASE) IN CASH                                 1,846,401          515,712         (22,788)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                  531,997           16,285          39,073
                                                            ---------------  --------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR
                                                             $  2,378,398    $     531,997   $       16,285
                                                            ===============  ==============  ===============



                         The accompanying notes to financial statements are an
                           integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                         JANUARY 31, 1998, 1997 AND 1996
                         -------------------------------



1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:
   -----------------------------------------------

Prior to fiscal 1998, Realty ReFund Trust (the Trust) specialized in mortgage financing as its investment vehicle, refinancing existing income-producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Trust employed was wrap-around mortgage lending, which is discussed in Note 2. As of January 31, 1997, the Trust's remaining real estate asset was a wholly owned commercial office building in Chicago, which was sold in September 1997.

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the Partnership), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, through a wholly-owned subsidiary, the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona. The Scottsdale, Arizona hotel together with the six hotel properties acquired by the Partnership, are the Initial Hotels. The Initial Hotels are leased to Realty Hotel Lessee Corp. (the Lessee) pursuant to leases which contain provisions for rent based on revenues of the Initial Hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc. an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust, (Wirth) and his spouse.

Partnership Agreement
---------------------

Pursuant to the Partnership Agreement, the partners in five partnerships (the Exchanging Partners) exchanged their respective partnership interests for limited partnership interests in the Partnership. The corporation which owned a hotel property in Flagstaff, Arizona (one of the Initial Hotels) contributed the hotel to the Partnership in exchange for limited partnership interests therein. The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such Classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. A total of 2,174,931 Class A limited partnership units were issued to the Exchanging Partners. Additionally, 299,622 Class A partnership units were reserved for issuance to those partners who did not accept the formation exchange offer. A total of 4,017,361 Class B limited partnership units were issued to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units were to be converted, the limited partners in the Partnership would hold 2,174,931 shares of beneficial interest of the Trust. The Class B limited partnership units may be converted at the discretion of the Board of Trustees provided that such conversion would not cause the Trust to fail to qualify as a REIT.

Basis of Presentation
---------------------

As general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Trust, its wholly-owned subsidiaries and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Investments in Hotel Properties
--------------------------------

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives of 40 years for buildings and improvements and 7 years for furniture and equipment.

In accounting for the acquisitions of the Initial Hotels discussed in Note 1, purchase accounting was applied. The historical carrying values of the assets and liabilities of BPI were adjusted to their respective fair market values based upon the aggregate fair market value of shares of beneficial interest issued to acquire the outstanding shares of BPI. The Trust's purchase of its 13.6% general partnership interest in the Partnership and the Partnership's acquisition of interests in the Initial Hotels other than BPI held by Exchanging Partners other than Wirth and his affiliates resulted in adjustments to the historical net carrying values of such hotel properties in amounts equal to 34% of the difference between the fair market values and the historical net carrying values of the respective hotel properties. The Partnership's acquisition of interests in the Initial Hotels other than BPI held by Wirth and his affiliates did not result in purchase accounting adjustments to historical net carrying values as such transaction were between entities under common control. The purchase price allocation resulting from the formation transactions remains preliminary as of January 31, 1998 pending final determination of assumed liabilities and allocation of cost among categories of investments in hotel properties.

The Trust does not believe that there are any factors or circumstances indicating impairment of any of its investments in hotel properties at January 31, 1998.

In the first quarter of fiscal 1997, the Trust adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less incremental direct costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. The Trust's real estate held for sale was within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1997 to reduce the carrying value of the real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale during fiscal 1998 and 1997. Accumulated depreciation and amortization of the real estate held for sale at January 31, 1996 was $793,000.

Interest Receivable and Other Assets
-------------------------------------

Included in interest receivable and other assets at January 31, 1997 were deferred leasing commissions related to the Chicago office building of $312,000, which were being amortized on a straight-line basis over the related lease terms. Accumulated amortization of such deferred costs at January 31, 1997 was $74,000.

Investments in Wrap-Around Mortgages
and Related Underlying Loans
-------------------------------------

In a wrap-around mortgage structure, the principal amount secured by the mortgage note held by the Trust was equal to the outstanding balance under the prior mortgage loan plus the amount of funds advanced by the Trust. The notes held by the Trust were subordinate to the underlying prior indebtedness. The Trust agreed with the borrower to make principal and interest payments to the holder of the existing prior mortgage, but only to the extent scheduled payments were received from the borrower and no other default existed. Generally, the Trust had the right to pay off the prior indebtedness and succeed to its priority.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan." This standard allows a creditor to measure the impairment of a loan based on the fair value of the collateral if a loan is collateral dependent. FAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," issued in October 1994, amended FAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The Trust adopted the provisions of FAS Nos. 114 and 118 in fiscal 1996. See Note 4 for a discussion of the impairment of the Trust's loan on the Toledo, Ohio property.

Dividends/Distributions
-----------------------

The Trust expects to pays dividends which will be dependant upon the receipt of distributions from the Partnership.

Revenue Recognition
-------------------

The Trust recognizes lease revenue on a accrual basis over the terms of the respective Percentage Leases. No percentage rent was earned in fiscal 1998 from the Initial Hotels.

Minority Interest
-----------------

Minority interest in the Partnership represents the limited partners' actual proportionate share of the equity in the Partnership. Income will be allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

Fair Value of Financial Instruments
-----------------------------------

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Cash and cash equivalents, due to their short maturities, are carried at amounts which reasonably approximate fair value.

For mortgage notes payable, notes payable to banks, other note payables and advances to related parties, the fair value is estimated by discounting the future cash flows using the current rates which would be available for similar loans having the same remaining maturities.

Earnings Per Share
------------------

In February 1997, FAS No. 128, "Earnings per Share" was issued which eliminated the concept of common stock equivalents and replaces "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. For all periods presented there were no dilutive securities.

Basic earnings per share has been computed based on the weighted average number of shares outstanding during the periods. The calculation of basic earnings per share for 1998 was based upon 1,022,359 shares and in 1997 and 1996 was based upon 1,020,586 shares.

Statements of Cash Flows
------------------------

The Trust considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Interest paid amounted to $118,000, $995,000 and $2,018,000 for fiscal years 1998, 1997 and
1996, respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In July 1995, the Trust established a valuation allowance of $5,000,000 on its investment in the Toledo, Ohio wrap-around mortgage loan. The loan was retired in fiscal 1997 and an additional loss of $111,000 was recorded.

In the fourth quarter of fiscal 1996, the Trust established a valuation allowance of $3,000,000 to writedown the Chicago real estate held for sale to its estimated net realizable value. The Trust recorded an additional valuation allowance of $1,085,000 at January 31, 1997 to further reduce the real estate held for sale to its estimated net realizable value. The building was sold during fiscal 1998.

3. INVESTMENT IN HOTEL PROPERTIES:
   -------------------------------

Investment in hotel properties as of January 31, 1998 consist of the following:

Land                                            $ 3,439,738
Building and improvements                        31,395,305
Furniture and equipment                           6,406,198
                                              --------------
                                                 41,241,241
Less-Accumulated depreciation                         -
                                              --------------
                                                $41,241,241
                                              ==============

The Initial Hotels are located in Arizona (6) and California (1) and are subject to Percentage Leases as described in Note 11.

4. LOAN IMPAIRMENT:
   ---------------

In July 1995, the Trust recorded a $5,000,000 loss provision on its investment in the Toledo, Ohio wrap-around mortgage loan. The owner of the property was pursuing, among other things, the sale of the property. As the Trust's loan was made on a nonrecourse basis, the Trust had written down its investment to reflect the estimated sale price of the property and the estimated net proceeds to be received by the Trust as repayment of its loan as of January 31, 1996.

The commercial building that secured the loan was owned by a partnership of which a corporation owned by the former Chairman of the Trust was the general partner. The building was sold by the partnership in fiscal 1997. In connection with that sale, the Trust was released by the new owner from any claims or liabilities relating to that property, and the Trust released its rights to any obligations from the partnership. As a result, in the fourth quarter of fiscal 1997, the Trust recorded a $111,000 loss provision on the Toledo, Ohio loan based on its final actual net realized value.

5. REAL ESTATE HELD FOR SALE:
   --------------------------

In July 1992, the Trust accepted title in lieu of foreclosure on a commercial building in Chicago, Illinois. At the time of title acceptance, the Trust recorded a provision to write down its investment to estimated net realizable value as it was the Trust's intention to sell the real estate. The carrying value of the investment increased as a result of considerable investment in building and tenant improvements.

Based on both market conditions for similar commercial property in Chicago and the operating performance of the property, the Trust recorded a $3,000,000 provision in the fourth quarter of fiscal 1996 to reduce the carrying value of the property to its then estimated net realizable value. The amount of the writedown was based upon the Trust's best estimate at January 31, 1996 of the amount of net proceeds which would be realized upon sale of the real estate in the near term future.

In the fourth quarter of fiscal 1997, the Trust entered into a contract to sell the Chicago building for $6,000,000. Accordingly, the Trust recorded an additional provision of $1,085,000 to reduce the carrying value of the real estate held for sale to its estimated net realizable value based upon a pending contract price and estimated costs associated with the potential sale.

In the third quarter of fiscal 1998, the Trust sold the Chicago building and received approximately $6,000,000 before consideration of closing and other costs related to the sale. A loss of approximately $36,000 was recorded as a result of the sale.

6. MORTGAGE NOTES PAYABLE
   ----------------------

At January 31, 1998, the Trust had mortgage notes payable outstanding with respect to six of the Initial Hotels. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from fiscal 1999 to 2012. Interest rates on the mortgage notes range from 8.50% to 9.75%. The mortgage notes payable are guaranteed by Wirth and certain of his affiliates. The net book value of properties securing the mortgage notes payable at January 31, 1998 was $35,179,000.

Scheduled minimum payments of mortgage notes payable as of January 31, 1998 are as follows:

                       Year                    Amount
                    ----------              -----------
                    1999                    $ 4,496,000
                    2000                        729,000
                    2001                        785,000
                    2002                      1,317,000
                    2003                        781,000
                    Thereafter                9,602,000
                                            -----------
                                            $17,710,000
                                            ===========

7. NOTE PAYABLE TO BANKS:
   ----------------------

At January 31, 1998, the Trust had various lines of credit totaling $350,000 with outstanding balances totaling $155,000 at interest rates floating with the banks' respective reference rates plus 1.5% to 3.0%.

Prior to January 31, 1997, the Trust had a separate bank credit facility. During fiscal 1997, the proceeds from the repayment of the Forth Worth, Texas loan were utilized, in part, to retire all outstanding borrowings under the Trust's bank credit agreement. Upon retirement of all outstanding borrowings thereunder, the Trust's former bank credit agreement expired.

For the years ended January 31, 1997 and 1996, the average daily bank borrowings were $5,519,000 and $9,431,000, respectively, with a weighted average interest rate (actual interest expense divided by average daily borrowings) of 6.9% and 7.6%, respectively.

8. OTHER NOTES PAYABLE:
   --------------------

For one of the Initial Hotels, participation investors' rights to repayment were converted into the right to receive forty-five percent of the profits from any future sale of that hotel property, over a fixed base amount of approximately $4,100,000 and after payment of all outstanding liabilities. Other notes payable at January 31, 1998 include a contingent liability of $2,647,000 at January 31, 1998 represents the participants' original investment plus certain accrued interest and management's estimate of the potential liability upon a future sale of the hotel property. The balance consists of the original $1,950,000 of loan participation units subscribed to by investors, plus $745,000 of accrued but unpaid interest during the construction period, as defined. During 1996 certain units were purchased from participation investors for $48,000.

Prior to the formation transactions, certain partners of the partnerships that previously owned the Initial Hotels sold their interests therein in exchange for notes. These notes are payable over 2 years. At January 31, 1998 $218,000 principal amounts of such notes is outstanding.

9. ADVANCES PAYABLE TO RELATED PARTIES:
   ------------------------------------
Advances payable to related parties at January 31, 1998 consists of funds provided to fund working capital and capital improvement needs. The aggregate amount outstanding was approximately $1,700,000 as of January 31, 1998.

In March 1993, the Trust sold a $5,000,000 secured note to the former Chairman of the Trust, at par. The note bore interest at the prime lending rate and had a stated maturity date of August 1994. The Trust exercised its option to extend the maturity of the note. Pursuant to the terms of the note, the Trust made scheduled principal payments of $500,000 for each of the years ended January 31, 1997 and 1996. In addition, $1,700,000 of the proceeds from the repayment of the Fort Worth, Texas loan was utilized to reduce the note. The remaining $2,300,000 of the note was retired with proceeds from the sale of the Chicago property.

10. DESCRIPTION OF CAPITAL STOCK:
    -----------------------------

Holders of the Trust's shares are entitled to receive dividends when, as and if declared by the Board of Directors of the Trust out of funds legally available therefor. The holders of shares, upon any liquidation, dissolution or winding-up of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust. The shares possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of shares do not have cumulative voting rights in the election of directors and do not have preemptive rights.

11. PERCENTAGE LEASE AGREEMENTS:
    ----------------------------

The Percentage Leases have noncancellable terms which expire at various dates through May 31, 2007, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1999, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenues over a minimum threshold.

Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for each of the next five years and in total thereafter are as follows:

1999                  $  5,850
2000                     5,850
2001                     5,850
2002                     5,850
2003                     5,850
Thereafter              25,347
                     ----------
                       $54,597
                     ==========

12. FEDERAL INCOME TAXES:
    ---------------------

No provision for current or deferred income taxes has been made by the Trust. The Trust has elected to be a real estate investment trust (REIT) and is therefore subject to the requirements of Sections 856-860 of the Internal Revenue Code, all of the requirements of which management believes have been met for the year ended January 31, 1998. As a REIT, the Trust normally distributes all of its taxable income to its shareholders. For the year ended January 31, 1998, the Trust had a taxable loss of approximately $4,000,000. The primary difference between the timing of book provisions for write downs and when such amounts are allowed as deductions for Federal income tax purposes is attributable to the foreclosure property described in Note 5. In fiscal 1998, the net tax deductions related to such property were $3,570,000 that related primarily to amounts that had been expensed in previous years for book purposes.

The total dividends per share applicable to operating results for the year ended January 31, 1998, amount to $.15 per share, totaling $153,088.

An income tax net operating loss of approximately $9,533,000 of which $4,476,000, originated in fiscal 1993 and $5,057,000 originated in fiscal 1997, is available for carryforward to fiscal 2008 and fiscal 2012, respectively. In addition, the taxable loss for fiscal 1998 of $4,000,000 will be available for carryforward to fiscal 2013. The calendar 1997 dividends were 100% return of capital due to the fiscal 1998 taxable loss. The quarterly allocation of cash dividends paid per share for individual shareholders' income tax purposes was as follows:

                          Calendar 1997                       Calendar 1996                       Calendar 1995
                ----------------------------------  ----------------------------------  ----------------------------------

                                                                                                     Return
                 Ordinary      Return      Total     Ordinary       Return     Total    Ordinary       of          Total
  Month Paid      Income      of Capital    Paid      Income      of Capital    Paid      Income      Capital      Paid
--------------- ------------ ------------  -------  ------------  -----------  -------  -----------  ----------  ---------
March             $ -            $.10       $.10       $ -           $.10       $.10       $.195        $.005      $.20
June                -             .05        .05         -            .10        .10        .195         .005       .20
September           -             -          -           -            .10        .10        .097         .003       .10
December            -             -          -           -            .10        .10        .097         .003       .10
                  ======        ======     ======      ======       ======      =====     =======      =======     =====
                  $ -            $.15       $.15       $ -           $.40       $.40       $.584        $.016      $.60
                  ======        ======     ======      ======       ======      =====     =======      =======     =====

The tax status of distributions to shareholders in calendar 1998 will be dependent on the level of the Trust's earnings in that year. If taxable income of the Trust exceeds dividends paid in calendar 1998, such dividends will represent ordinary income to the recipients irrespective of the net operating loss carryforward.

13. ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS:
    ----------------------------------------
On January 31, 1998, Wirth and his spouse purchased the stock of Mid-America ReaFund Advisors, Inc. (the Advisor) which provides the administration of the day-to-day investment operations of the Trust and the Partnership. The Advisor was formerly owned by the former Chairman and President of the Trust. Under the terms of the advisory agreement, the Advisor is to receive, subject to certain limitations, a monthly fee equal to 1/12 of 1% of invested assets, as defined in the advisory agreement, and an annual incentive fee equal to (a) 10% of the amount by which the net income of the Trust exceeds 8% of the average net worth for the year and (b) 10% of the difference between net realized capital gains less accumulated net realized capital losses, as defined. For any fiscal year in which operating expenses of the Trust exceed certain thresholds specified in the advisory agreement, the Advisor is required to refund to the Trust the amount of such excess. For fiscal years 1997 and 1996, operating expenses exceeded the specified thresholds by approximately $6,000 and $18,000, respectively. There was no fee to the Advisor during fiscal year 1998 due to the reduction in the Trust's investment in mortgage loans.

Wirth has an employment agreement with the Trust which expires in December 2007. The employment agreement provides that Wirth will receive no compensation from the Trust as long as the advisory agreement is in effect. However, pursuant to the terms of the employment agreement, should the Advisor no longer provide services to the Trust, Wirth will then be compensated, upon the same annual basis as the Advisor would have been compensated under the current terms of the advisory agreement had it remained in effect.

Certain employment agreements with the former Chairman and President of the Trust were terminated at January 30, 1998.

14. INVESTMENTS IN LOANS RECEIVABLE:
    --------------------------------

Reconciliation of Mortgage Loans Receivable

                                                                 1997            1996
                                                             --------------  -------------
             BALANCE, beginning of period                      $17,422,010    $35,509,779
                                                             --------------  -------------

             COLLECTIONS OF PRINCIPAL:
                Office buildings                                14,569,483      7,255,186
                Shopping centers                                     -          2,029,068
                Motels                                               -          3,803,515
                Apartments                                           -              -
                                                             --------------  -------------
                                                                14,569,483     13,087,769
                                                             --------------  -------------

             ELIMINATION OF UNDERLYING MORTGAGE (Note 15)        2,741,029          -

             WRITEDOWN OF LOAN RECEIVABLE FROM RELATED
                PARTY (Note 4)                                     111,498      5,000,000
                                                             --------------  -------------

             BALANCE, end of period                            $     -        $17,422,010
                                                             ==============  =============

15. OTHER RELATED PARTY TRANSACTIONS:
    --------------------------------

Wirth is a 9.8% shareholder of the Lessee. At January 31, 1998, the Trust has a payable to the Lessee of $944,000 primarily for the reimbursement of costs and expenses incurred on behalf of the Trust.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 shares of beneficial interest in the Trust in exchange for their interests in the Initial Hotels.


The Trust recorded provisions of approximately $84,000, $56,000 and $20,000 in fiscal years 1998, 1997 and 1996, respectively, for legal services provided by a law firm of which the former President of the Trust and another former Trustee are principals.

The Toledo, Ohio loan investment was secured by a commercial building owned by a partnership of which the former Chairman of the Trust was the general partner. In September 1996, the Toledo, Ohio loan investment was converted from a wrap-around mortgage loan to a junior mortgage loan. Accordingly, the Trust's loan receivable from related party and loan payable underlying mortgage to related party were reduced by approximately $2,741,000, representing the balance of the underlying mortgage loan at the time the status of the Toledo loan was changed. In addition, a principal prepayment of $600,000 was received and approximately $401,000 of escrow funds held by the Trust was applied against the mortgage loan receivable balance. The remaining portion ($111,498) of the loan was written off in the fourth quarter of fiscal 1997.

In the years ended January 31, 1997 and 1996, the Trust earned approximately $560,000 and $933,000 of interest income on this loan, respectively. The Trust incurred interest expense of approximately $89,000 and $210,000 in connection with the related underlying loan payable for the years ended January 31, 1997 and 1996, respectively.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS:
    -----------------------------------
The carrying amounts and fair values of the Trust's significant financial instruments at January 31, 1998 and 1997 are as follows:

                                            1998                               1997
                                            ----                               ----
                             Carrying Amount     Fair Value     Carrying Amount      Fair Value
                             ---------------     ----------     ---------------      ----------
Mortgage notes payable        $17,709,589        $18,103,824    $       --           $       --
Notes payable to banks            155,000            155,000            --                   --
Other notes payable             2,864,690          2,864,690            --                   --
Advances payable to
     related parties            1,699,601          1,699,601      2,300,000           2,300,000

17. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
    -------------------------------------------------
In connection with the formation of the Partnership, approximately $24,899,000 of historical net book value in hotel properties was contributed to the Partnership in exchange for Partnership units and the Partnership assumed approximately $16,844,000 of debt.

The Trust acquired all of the outstanding shares of BPI in exchange for 647,231 shares of beneficial interest having an aggregate value of $3,074,000.

18. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):
    --------------------------------------------
The pro forma financial information set forth below is presented as if the formation transactions had been consummated as of February 1, 1996. The pro forma financial information is not necessarily indicative of what actual results of operations of the Trust would have been assuming the formation transactions had been consummated as of February 1, 1996 nor does it purport to represent the results of operations for future periods.

                                                                      (Unaudited, in thousands)
                                                                             Year Ended
                                                                            January 31,
                                                                         -------------------
                                                                           1998      1997
                                                                         -------    --------

PERCENTAGE LEASE REVENUE                                                 $7,902      $7,376

INTEREST INCOME                                                              55       1,638
                                                                         -------    --------

         TOTAL REVENUES                                                   7,957       9,014
                                                                         -------    --------

PROVISION FOR WRITEDOWNS OF LOAN RECEIVABLE                                 -           111

INTEREST ON LOANS UNDERLYING WRAP MORTGAGES                                 -           239

                                                                             Year Ended
                                                                            January 31,
                                                                         -------------------
                                                                           1998      1997
                                                                         ---------  --------

INTEREST EXPENSE ON MORTGAGE AND OTHER
NOTES PAYABLE                                                            $1,668      $1,929

ADVISORY FEE TO RELATED PARTY ADVISOR                                       576         576

DEPRECIATION AND AMORTIZATION                                             1,710       1,710

GENERAL AND ADMINISTRATIVE                                                  578         578

REAL ESTATE AND PERSONAL PROPERTY TAXES AND CASUALTY INSURANCE
   AND GROUND RENT                                                          820         942

MINORITY INTEREST                                                         2,314       1,625
                                                                         ---------  --------

         TOTAL EXPENSES AND MINORITY INTEREST                             7,666       7,360
                                                                         ---------  --------

NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST                 $  291     $ 1,304
                                                                         =========  ========

NET INCOME PER SHARE - basic and diluted                                 $  .17     $   .78
                                                                         =========  ========

19. SUBSEQUENT EVENTS:
    ------------------

In the first quarter of fiscal 1999, the Partnership completed the acquisition of the InnSuites Hotel Tucson/St. Mary's located in Tucson, Arizona, and the acquisition of the Lafayette Hotel Ramada Inn + Conference Center located in San Diego, California. Total consideration for the acquisitions were $10,820,000 and $5,148,000, respectively.

In the first quarter of fiscal 1999, the Trust established a $12,000,000 secured revolving line of credit with Pacific Century Bank. The credit facility will require, among other things, the Trust to maintain a minimum net worth, a specified coverage ratio of EBITDA to debt service, and a specified coverage ratio of EBITDA to debt service and fixed charges. Further, the Trust will be required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status.

20. NEW ACCOUNTING PRONOUNCEMENTS:
    -----------------------------

In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," which is effective for the Trust as of February 1, 1999. This SOP requires capitalization of the development costs of software to be used internally. The Trust plans to adopt this SOP as of February 1, 1999. The effect of adopting this SOP will not be material.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for the Trust as of February 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of income. The Trust will adopt this SOP when required, but the effect of adoption will not be material.

21. QUARTERLY RESULTS (UNAUDITED):
    -----------------------------

The following is an unaudited summary of the results of operations, by quarter, for the fiscal years ended January 31, 1998 and 1997. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included. The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

                                                            Quarter Ended
                                      -----------------------------------------------------------
            Fiscal 1998                 April 30       July 31      October 31      January 31
            -----------               -------------  -----------   -------------- --------------

Total revenues                        $   558,933    $   545,926   $    262,507    $      54,613
                                      =============  ============  ==============  ==============

Total revenues less interest
   expense on mortgage loans and
   operating expenses,
   and amortization expense of real
   estate held for sale               $     14,423   $    55,036    $ (127,379)     $   (187,447)
                                      =============  ============  ==============  ==============

Net loss                              $   (90,973)   $   (48,889)   $ (246,200)     $   (187,447)
                                      =============  ============  =============   ==============

Loss per share - basic
   and diluted
                                         $(.09)         $(.05)        $(.24)       $      (.18)
                                         =======       ========       =======      ==============

Dividends declared per share             $ .05         $  .00         $  .00       $       .00
                                         =======       ========       =======      ==============



                                                           Quarter Ended
                                      ----------------------------------------------------------
            Fiscal 1997                 April 30       July 31      October 31     January 31
                                      -------------  ------------  --------------  --------------

Total revenues                          $1,082,334    $1,107,406    $1,064,527     $    661,239
                                      =============  ============  ============== ==============

Total revenues less interest
  expense on mortgage loans and
  operating expenses,
  depreciation and amortization
  expense of real estate held
  for sale                              $  408,457    $  445,805    $    529,278   $    163,671
                                      =============  ============  ============== ==============

Provision for writedown of loan
   receivable from related party        $    -        $    -        $    -         $   (111,498)
                                      =============  ============  ============== ==============

Provision for writedown of real
   estate held for sale                      -   $         -        $      -       $ (1,085,000)
                                      =============  ============  ============== ==============

Net income (loss)                       $  101,775    $   98,454    $    102,258   $ (1,190,862)
                                      =============  ============  ============== ==============

Earnings (loss) per share - basic
   and diluted                              $.10         $.10            $.10         $(1.17)
                                          =======      =======         =======       =========

Dividends declared per share                $.10         $.10            $.10            $.10
                                          =======      =======         =======       =========

                                                                    SCHEDULE III
                               REALTY ReFUND TRUST
                               -------------------


                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------

                             AS OF JANUARY 31, 1998
                             ----------------------

                                                                                          Cost Capitalized
                                                          Initial Cost                      Subsequent to
                                                            to Trust                         Acquisition
                                                ---------------------------------- --------------------------------

                                                                Buildings and                     Building and
                               Encumbrances         Land         Improvements         Land        Improvements
                              ------------       ----------    --------------     ---------      -------------
InnSuites Hotels
   Phoenix Best Western
   Phoenix, Arizona              $ 2,929,875      $  418,219       $ 2,922,884     $    -         $       -

InnSuites Hotels
   Tempe/Phoenix
   Airport/South
   Mountain
   Tempe, Arizona                  2,598,308         686,806         6,548,348          -                 -

InnSuites Hotels Tucson,
   Catalina Foothills Best
   Western Tucson, Arizona             -               -             4,220,820          -                 -

InnSuites Hotels Yuma Best
   Western
   Yuma, Arizona                   3,812,963         251,649         4,983,292          -                 -

Holiday Inn Airport
   Ontario Hotel and Suites
   Ontario, California             6,293,256       1,633,064         5,450,872          -                 -

InnSuites Hotels
   Flagstaff/Grand Canyon
   Flagstaff, Arizona                886,524         100,000         1,194,691          -                 -

InnSuites Hotels Scottsdale/
   El Dorado Park Resort
   Scottsdale, Arizona             3,835,290         350,000         6,074,398          -                 -
                               --------------   -------------    --------------    -----------    --------------
                                 $20,356,216      $3,439,738       $31,395,305     $    -         $       -
                               ==============   =============    ==============    ===========    ==============

                                                    Gross Amounts at
                                                    Which Carried at
                                                    Close of Period
                                              ------------------------------
                                                                                                     Net Book Value
                                              Buildings and        Total         Accumulated       Land and Buildings
                                  Land        Improvements          (A)         Depreciation        and Improvements
                              -------------   -----------       ------------   -------------      ------------------
InnSuites Hotels
   Phoenix Best Western
   Phoenix, Arizona            $   418,219       $ 2,922,884     $ 3,341,103       $    -               $ 3,341,103

InnSuites Hotels
   Tempe/Phoenix
   Airport/South
   Mountain
   Tempe, Arizona                  686,806         6,548,348       7,235,154            -                 7,235,154

InnSuites Hotels Tucson,
   Catalina Foothills Best
   Western Tucson, Arizona           -             4,220,820       4,220,820            -                 4,220,820

InnSuites Hotels Yuma Best
   Western
   Yuma, Arizona                   251,649         4,983,292       5,234,941            -                 5,234,941

Holiday Inn Airport
   Ontario Hotel and Suites
   Ontario, California           1,633,064         5,450,872       7,083,936            -                 7,083,936

InnSuites Hotels
   Flagstaff/Grand Canyon
   Flagstaff, Arizona              100,000         1,194,691       1,294,691            -                 1,294,691

InnSuites Hotels Scottsdale/
   El Dorado Park Resort
   Scottsdale, Arizona             350,000         6,074,398       6,424,398            -                 6,424,398
                              -------------   ---------------  --------------   --------------       ---------------
                               $ 3,439,738       $31,395,305     $34,835,043       $    -               $34,835,043
                              =============   ===============  ==============   ==============       ===============

(A) Aggregate cost for federal income tax reporting purposes at January 31, 1998 is as follows:

                    Land                          $ 3,439,738
                    Building and improvements      10,026,664
                                                  -----------
                                                  $13,466,402
                                                  ===========

                                                                     Depreciation in
                                   Date of           Date of       Income Statement is
                                Construction       Acquisition          Computed
                               --------------      ------------    -----------------
InnSuites Hotels
   Phoenix Best Western
   Phoenix, Arizona                 6/1/84           1998               40 years

InnSuites Hotels
   Tempe/Phoenix
   Airport/South
   Mountain
   Tempe, Arizona                  12/1/82           1998               40 years

InnSuites Hotels Tucson,
   Catalina Foothills Best
   Western Tucson, Arizona         11/1/81           1998               40 years

InnSuites Hotels Yuma Best
   Western
   Yuma, Arizona                    4/1/82           1998               40 years

Holiday Inn Airport
   Ontario Hotel and Suites
   Ontario, California             12/1/90           1998               40 years

InnSuites Hotels
   Flagstaff/Grand Canyon
   Flagstaff, Arizona               1966(1)          1998               40 years

InnSuites Hotels Scottsdale/
   El Dorado Park Resort
   Scottsdale, Arizona             12/1/80           1998               40 years


(1) Purchased by InnSuites  1/1/96

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------

                  None.


                                    PART III
                                    ---------


Item 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST.
          ---------------------------------------------

Trustees of the Trust
---------------------

                  The Trust incorporates herein by reference the information appearing under the caption "Election of Trustees" of the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 15, 1998.


Executive Officers of the Trust
--------------------------------

                  The name, age (as of April 23, 1998), business experience during the past five years, and offices presently held by each of the Trust's executive officers are reported below. The Trust's By-Laws provide that officers shall hold office until their successors are duly elected and qualified and that any officer may be removed from office at any time by the Trust's Trustees.

                  JAMES F. WIRTH: Age 52 ; Chairman, President and Chief Executive Officer of the Trust since January 30, 1998. Chairman and President of InnSuites Hotels, L.L.C., and affiliated entities, owners and operators of hotels, since 1980; Chairman and President of Rare Earth Development Company, a real estate development and investment company, since 1973.

                  GREGORY D. BRUHN: Age 50; Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Trust since January 30,

1998. Executive Vice President and Chief Financial Officer of First Union Real Estate Mortgage and Equity Investments, a real estate investment trust, from 1994 through 1996; Executive Vice President, Real Estate Industries Division, Bank of America from 1992 through 1994.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

                  The Trust incorporates herein by reference the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 15, 1998.

Item 11.  EXECUTIVE COMPENSATION.
          -----------------------

                  The Trust incorporates herein by reference the information appearing under the caption "Compensation of Trustees and Executive Officers" of the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 15, 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------

                  The Trust incorporates herein by reference the information appearing under the caption "Ownership of Common Shares" of the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 15, 1998.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

                  The Trust incorporates herein by reference the information appearing under the caption "Certain Transactions" of the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 15, 1998.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.
          ---------------------------------------

Exhibits
--------

3(a) First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 of Registration Statement No. 2-40238 effective June 17, 1971).

10(a) Advisory Agreement dated as of January 31, 1998, between RRF Limited Partnership and Mid-America ReaFund Advisors, Inc. ("MARA").

10(b) Employment Agreement dated as of January 31, 1998, between the Trust and James F. Wirth.

10(c)             Formation Agreement among the Trust; MARA; Alan M. Krause;
                  James H. Berick; Hospitality Corporation International; InnSuites Hotels, L.L.C.; James F. Wirth; Tucson Hospitality Properties, Ltd.; Yuma Hospitality Properties, Ltd.; Baseline Hospitality Properties, Ltd.; Northern Phoenix Investment Limited Partnership; Ontario Hospitality Properties Limited Partnership; Hulsey Hotels Corporation; and Buenaventura Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated and filed with the Securities and Exchange Commission on February 17, 1998).

10(d) Contribution Agreement dated as of February 1, 1998, between James F. Wirth, Gail J. Wirth and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated and filed with the Securities and Exchange Commission on March 16, 1998).

10(e) Agreement of Purchase and Sale and Joint Escrow Instructions dated March 20, 1998, between Lafayette Hotel, LLC and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated and filed with the Securities and Exchange Commission on May 14, 1998).

21                Subsidiaries of the Registrant.


Financial Statement Schedules
-----------------------------

27                Financial Data Schedule.


Forms 8-K
---------

                  No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended January 31, 1998.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REALTY REFUND TRUST

Dated: May 18, 1998                 By:      /s/ JAMES F. WIRTH
                                             --------------------------
                                             James F. Wirth, Chairman, President
                                             and Chief Executive Officer


                                    By:      /s/ GREGORY D. BRUHN
                                             --------------------------
                                             Gregory D. Bruhn, Executive Vice
                                             President, Chief Financial Officer,
                                             Treasurer and Secretary


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.


Dated: May 18, 1998                   /s/ JAMES F. WIRTH
                                      --------------------------
                                      James F. Wirth, Trustee, Chairman,
                                      President and Chief Executive Officer


Dated: May 18, 1998                   /s/ GREGORY D. BRUHN
                                      --------------------------
                                      Gregory D. Bruhn, Trustee, Executive Vice
                                      President, Chief Financial Officer,
                                      Treasurer and Secretary


Dated: May 18, 1998                   /s/ MARC E. BERG
                                      --------------------------
                                      Marc E. Berg, Trustee



Dated: May 18, 1998                   /s/ LEE J. FLORY
                                      --------------------------
                                      Lee J. Flory, Trustee


Dated: May 18, 1998                   /s/ EDWARD G. HILL
                                      --------------------------
                                      Edward G. Hill, Trustee



Dated: May 18, 1998                   /s/ MARK J. NASCA
                                      --------------------------
                                      Mark J. Nasca, Trustee

Index of Exhibits

Exhibit
Number

3(a) First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 of Registration Statement No. 2-40238 effective June 17, 1971).

10(a)* Advisory Agreement dated as of January 31, 1998, between RRF Limited Partnership and MARA.

10(b)* Employment Agreement dated as of January 31, 1998, between the Trust and James F. Wirth.

10(c) Formation Agreement among the Trust, MARA, Alan M. Krause, James H. Berick, Hospitality Corporation International, InnSuites Hotels, L.L.C., James F. Wirth, Tucson Hospitality Properties, Ltd., Yuma Hospitality Properties, Ltd., Baseline Hospitality Properties, Ltd., Northern Phoenix Investment Limited Partnership, Ontario Hospitality Properties Limited Partnership, Hulsey Hotels Corporation and Buenaventura Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated and filed with the Securities and Exchange Commission on February 17, 1998).

10(d) Contribution Agreement dated as of February 1, 1998, between James F. Wirth, Gail J. Wirth and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated and filed with the Securities and Exchange Commission on March 16, 1998).

10(e) Agreement of Purchase and Sale and Joint Escrow Instructions dated March 20, 1998, between Lafayette Hotel, LLC and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated and filed with the Securities and Exchange Commission on May 14, 1998).

21                Subsidiaries of the Registrant.

27**              Financial Data Schedule.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.