Form 10-Q
period 1998-04-30
REALTY REFUND TRUST
filed 1998-06-22
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                          Commission File Number 1-7062

                               REALTY REFUND TRUST
             (Exact name of registrant as specified in its charter)

                                 --------------


                              OHIO                                                        34-6647590
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification Number)


                                925 EUCLID AVENUE
                                   SUITE 1750
                              CLEVELAND, OHIO 44115
                    (Address of principal executive offices)

                                 (216) 622-0046
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 1, 1998: 1,667,817.

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1            FINANCIAL STATEMENTS.


                               REALTY ReFUND TRUST
                               -------------------


                                 BALANCE SHEETS
                                 --------------

                         APRIL 30, AND JANUARY 31, 1998
                         ------------------------------



                                ASSETS
                                ------

                                                                           April 30, 1998  January 31, 1998
                                                                           --------------  ----------------
                                                                             (Unaudited)      (Audited)

INVESTMENT IN HOTEL PROPERTIES                                               $52,256,717     $41,241,241

CASH AND CASH EQUIVALENTS                                                      1,856,501       2,378,398

RENT RECEIVABLE FROM LESSEE                                                    2,510,532           -

OTHER ASSETS                                                                     410,295           -
                                                                           --------------  --------------

                                                                             $57,034,045     $43,619,639
                                                                           ==============  ==============


             LIABILITIES AND SHAREHOLDERS' EQUITY

MORTGAGE NOTES PAYABLE                                                       $25,270,898     $17,709,589

NOTES PAYABLE TO BANKS                                                         3,635,000         155,000

OTHER NOTES PAYABLE                                                            2,653,252       2,864,690

ADVANCES PAYABLE TO RELATED PARTIES                                            1,514,238       1,699,601

DUE TO LESSEE                                                                  3,007,431         944,234

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            864,746         572,031

MINORITY INTEREST IN PARTNERSHIP                                              14,054,340      14,075,523

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest without par value; unlimited authorization; 1,667,817 shares outstanding at April 30
     and January 31, 1998                                                      6,034,140       5,598,971
                                                                           --------------  --------------
                                                                             $57,034,045     $43,619,639
                                                                           ==============  ==============



      The accompanying notes are an integral part of these balance sheets.

                               REALTY ReFUND TRUST
                               -------------------


                                    UNAUDITED
                                    ---------

                              STATEMENTS OF INCOME
                              --------------------

               FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
               --------------------------------------------------



                                                                     1998              1997
                                                                 -----------        -----------

REVENUES:
   Lease revenue                                                 $ 3,771,239         $      -
   Interest income                                                    11,345                -
   Rental revenue from real estate held for sale                         -              558,933
                                                                 -----------        -----------
                                                                   3,782,584            558,933
                                                                 -----------        -----------

EXPENSES:
   Real estate depreciation                                          519,269                -
   Real estate and personal property taxes, insurance and
     ground rent                                                     229,495                -
   General and administrative                                        430,625             57,911
   Interest on mortgage notes payable                                628,512                -
   Interest on note payable to related party                             -               47,485
   Advisory fee paid to related party                                144,153                -
   Operating expenses of real estate held for sale                       -              533,649
   Amortization of deferred leasing commissions                          -               10,861
                                                                 -----------        -----------
                                                                   1,952,054            649,906
                                                                 -----------        -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                             1,830,530            (90,973)
                                                                 -----------        -----------

MINORITY INTEREST                                                  1,395,361                -
                                                                 -----------        -----------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                    $   435,169        $   (90,973)
                                                                 ===========        ===========

EARNINGS PER SHARE - basic and diluted                                $  .26            $  (.09)
                                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                      1,667,817          1,020,586
                                                                 ===========        ===========





        The accompanying notes are an integral part of these statements.

                              REALTY ReFUND TRUST
                              -------------------


                                   UNAUDITED
                                   ---------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

              FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
              --------------------------------------------------



                                                                       1998         1997
                                                                     -------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $435,169    $ (90,973)
     Adjustments to reconcile net income (loss) to net cash
       used for operating activities-
         Depreciation and amortization                               519,269             -
         Minority interest                                         1,395,361             -
         Amortization of deferred leasing commissions                     -         10,861
         Increase in rent receivable from lessee                  (2,510,532)          -
         Increase in other assets                                   (410,295)      (16,375)
         Increase in amounts due to lessee                         2,063,197           -
         Increase in accounts payable and accrued expenses           292,715      (114,033)
                                                                 -----------     ---------

         Net cash provided by (used for) operating activities      1,784,884      (210,520)
                                                                 -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of hotel properties                                (5,148,000)          -
                                                                 -----------     ---------

         Net cash used for investing activities                   (5,148,000)          -
                                                                 -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net bank borrowings                                             3,430,000           -
   Borrowing under mortgage notes payable                          1,561,309           -
   Payment of cash dividends                                            -         (102,059)
   Payment of other notes payable                                   (211,438)          -
   Payment to related parties                                     (1,938,652)          -
                                                                 -----------     ---------

         Net cash provided by (used for) financing activities      2,841,219     (102,059)
                                                                 -----------     ---------

NET DECREASE IN CASH                                                (521,897)    (312,579)

CASH AT BEGINNING OF PERIOD                                        2,378,398       531,997
                                                                 -----------     ---------

CASH AT END OF PERIOD                                              1,856,501     $ 219,418
                                                                 ===========     =========


The accompanying notes are an integral part of these statements.

                               REALTY ReFUND TRUST
                               -------------------


                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                             APRIL 30, 1998 AND 1997
                             -----------------------



1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:
   -----------------------------------------------

Prior to fiscal 1999, Realty ReFund Trust (the Trust or the Company) specialized in mortgage financing as its investment vehicle, refinancing existing income-producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Trust employed was wrap-around mortgage lending.

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the Partnership), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property through a wholly owned subsidiary, the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona. The Scottsdale, Arizona hotel together with the six hotel properties acquired by the Partnership, are the Initial Hotels. The Initial Hotels are leased to Realty Hotel Lessee Corp. (the Lessee) pursuant to leases which contain provisions for rent based on revenues of the Initial Hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc. an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust (Wirth), and his spouse.

Partnership Agreement
---------------------

Pursuant to the Partnership Agreement, the partners in five partnerships (the Exchanging Partners) exchanged their respective partnership interests for limited partnership interests in the Partnership. A corporation which owned a hotel property in Flagstaff, Arizona (one of the Initial Hotels), contributed the hotel to the Partnership in exchange for limited partnership interests therein. The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such Classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. At January 31, 1998, a total of 2,174,931 Class A limited partnership units were issued to the Exchanging Partners. Additionally, 299,622 Class A limited partnership units were reserved for issuance to those partners who did not accept the formation exchange offer. A total of 4,017,361 Class B limited partnership units were issued to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units were to be converted, the limited partners in the

Partnership would hold 2,174,931 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

Basis of Presentation
---------------------

As general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Trust, its wholly owned subsidiaries and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the period ended January 31, 1998.

2. NET INCOME PER SHARE AND PARTNERSHIP UNITS:
   -------------------------------------------

Pursuant to FAS No. 128 "Earnings Per Share", the concept of common stock equivalents was eliminated, and "primary" and "fully diluted" earnings per share were replaced by "basic" and "diluted" earnings per share. For the periods presented there were no dilutive securities.

Basic earnings per share has been computed based on the weighted average number of shares outstanding during the periods presented. The calculation of basic earnings per share for three month period ended April 30, 1998 and 1997 was based upon 1,667,817 and 1,020,586 shares, respectively.

3. ACQUISITIONS:
-------------

On February 1, 1998, the Partnership acquired 100% of the ownership interests in the Tucson St. Mary's Hotel and Resort for $10,820,000. The Partnership issued 699,933 Class B limited partnership units to Wirth and his spouse, who each held a 50% equity ownership interest in the Tucson St. Mary's hotel. This property was leased to the Lessee, which will operate the property under a long-term Percentage Lease.

On April 29, 1998, the Trust acquired a hotel property located in San Diego, California for an aggregate consideration of $5,148,000, which was funded with cash, proceeds from the Trust's credit facility and two promissory notes secured by mortgage trust deeds on the property. This property was leased to the Lessee, which will operate the property under a long-term Percentage Lease.

4. CREDIT FACILITY:
   ----------------

In the first quarter of fiscal 1999, the Trust established a $12,000,000 secured revolving line of credit with Pacific Century Bank. The credit facility requires, among other things, the Trust to maintain a minimum net worth, a specified coverage ratio of EBITDA to debt service, and a specified coverage ratio of EBITDA to debt service and fixed charges. Further, the Trust is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status.

5. PERCENTAGE LEASE AGREEMENTS:
   ----------------------------

The Percentage Leases have noncancellable terms, which expire at various dates through May 31, 2007, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1999, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenues over a minimum threshold.

Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for nine hotels, including San Diego, for each of the next five years and in total thereafter are as follows:


             Fiscal  1999                  $  4,888,000
                     2000                     6,350,000
                     2001                     6,350,000
                     2002                     6,350,000
                     2003                     6,350,000
                     Thereafter              27,514,000
                                          -------------
                                            $57,802,000
                                          =============

6. RELATED PARTY TRANSACTIONS:
   ---------------------------

Wirth beneficially owns 9.8% of the common stock of the Lessee. The Lessee was the sole source of the Trust's Percentage Lease revenue during the quarter ended April 30, 1998. At April 30, 1998, the Trust had rent receivable of $2,511,000 due from the Lessee.

At January 31, 1998 and April 30, 1998, the Trust had a payable to the Lessee of $944,000 and 3,007,000, respectively, primarily for the reimbursement of costs incurred on behalf of the Trust.

7. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:
   --------------------------------------------------

In connection with the acquisition of the Tucson St. Mary's hotel, approximately $6,387,000 of historical net book value in hotel properties was contributed to the Partnership in exchange for Partnership units and the Partnership assumed approximately $7,803,000 of debt.

8. SUBSEQUENT EVENT
   ----------------

On June 9, 1998, a majority of the Company's independent Trustees voted to exercise, as of June 1, 1998, an option held by the Company to acquire all of the ownership interests in an 185-suite InnSuites Hotel located in Buena Park, California. The total consideration for the ownership interests that will be contributed to the Partnership will be the greater of (i) $6,900,000 or (ii) fair market value as determined by an independent appraisal. Mr. Wirth owns a 50% interest in the Buena Park hotel.


9. PRO FORMA FINANCIAL INFORMATION:
   --------------------------------

The pro forma financial information set forth below is presented as if (i) the formation transactions discussed in Note 1 and (ii) the acquisition of the membership interests in the Tucson St. Mary's hotel had been consummated as of February 1, 1997. The acquisition of the San Diego hotel on April 29, 1998 has been excluded based on its lack of materiality to the Partnership for the periods presented. The pro forma financial information is not necessarily indicative of what actual results of operations of the Trust would have been assuming the formation transactions and the acquisitions had been consummated as of February 1, 1997 nor does it purport to represent the results of operations for future periods.

                                                       Three Months Ended
                                                            April 30,
                                                   ----------------------------
                                                       1998           1997
                                                   --------------  ------------

LEASE REVENUE                                          $3,771         $3,563

INTEREST INCOME                                            11            -
                                                       ------         ------
         Total revenue                                  3,782          3,563
                                                       ------         ------
DEPRECIATION AND AMORTIZATION                             519            518

REAL ESTATE AND PERSONAL PROPERTY TAXES,
   INSURANCE AND GROUND RENT                              229            263

GENERAL AND ADMINISTRATIVE                                431            162

INTEREST EXPENSE ON MORTGAGE AND OTHER
   NOTES PAYABLE                                          629            560

ADVISORY FEE TO RELATED PARTY ADVISOR                     144            172

MINORITY INTEREST                                       1,395          1,681
                                                       ------         ------
TOTAL EXPENSES AND MINORITY INTEREST                    3,347          3,356
                                                       ------         ------
NET INCOME APPLICABLE TO COMMON SHARES                 $  435         $  207
                                                       ======         ======
NET INCOME PER SHARE - basic and diluted               $  .26         $  .12
                                                       ======         ======

                           REALTY HOTEL LESSEE CORP.
                             Combined Balance Sheets

                                                              Predecessor
                                                      ------------------------------
                                                       December 31,        March 31,          March 31,
                                                          1997               1997               1998
                                                      -------------      ------------       ------------
                            ASSETS

INVESTMENT IN HOTEL PROPERTIES, at cost:
     Land                                              $ 3,439,738        $ 3,439,738        $         -
     Buildings and improvements                         24,831,670         24,831,670                  -
     Furniture and equipment                            10,845,586          9,175,834                  -
                                                       -----------        -----------        -----------
                                                        39,116,994         37,447,242                  -
     Less-  Accumulated depreciation                    12,184,479         11,259,483                  -
                                                       -----------        -----------        -----------
     Net investment in hotel properties                 26,932,515         26,187,759                  -

Cash and cash equivalents                                  129,871          1,459,483            516,301
Accounts receivable                                        571,301            592,167            896,559
Payments on behalf of RRF                                        -                  -            320,668
Inventories                                                415,575            366,242            560,132
Other assets                                               295,440            854,125            152,454
Cash held in escrow                                        296,099            259,684                  -
Deferred expenses, net                                     252,430            502,508                  -
                                                       -----------        -----------        -----------
                                                       $28,893,231        $30,221,968        $ 2,446,114
                                                       ===========        ===========        ===========

                LIABILITIES AND COMBINED EQUITY

Mortgage notes payable                                 $17,776,627        $16,281,613        $         -
Accounts payable
     Trade                                                 678,637            367,988            790,108
     Affiliates                                          1,260,601            784,144                  -
     Bank overdrafts                                       121,052                  -            347,005
Partners' capital purchases payable                        275,366                  -                  -
Lines of credit                                            131,000                  -                  -
Percentage rent payable                                          -                  -          2,373,108
Capital lease obligation                                    22,437             68,502                  -
Land lease payable                                          80,441             25,681                  -
Accrued expenses and other liabilities                     867,267            598,039          1,332,650
Participation investors contingent liability             2,646,627          2,646,627                  -
                                                       -----------        -----------        -----------
                                                        23,860,055         20,772,594          4,842,871


COMBINED EQUITY:                                         5,033,176          9,449,374         (2,396,757)

                                                       -----------        -----------        -----------
                                                       $28,893,231        $30,221,968        $ 2,446,114
                                                       ===========        ===========        ===========



See accompanying notes to financial statements.

                           REALTY HOTEL LESSEE CORP.
                        Combined Statements of Operations

                                                           Predecessor
                                                  ------------------------------
                                                  December 31,        March 31,          March 31,
                                                     1997               1997               1998
                                                  -----------        -----------        -----------
REVENUES FROM HOTEL OPERATIONS:

     Room revenue                                 $18,800,566        $ 6,432,009        $ 7,513,400
     Food and beverage revenue                        519,440            178,183            396,270
     Other revenue                                    591,135             29,021            221,708

                                                  -----------        -----------        -----------
     Total revenues                                19,911,141          6,639,213          8,131,378

EXPENSES:
     Departmental expenses:
          Rooms                                     4,915,019          1,057,092          1,764,755
          Food and beverage                           921,514            178,383            461,468
     General and administrative                     4,470,820          1,027,876          2,109,610
     Advertising and promotion                        870,732            199,679            284,948
     Utilities                                        933,994            216,943            350,585
     Repairs and maintenance                        2,473,074            629,782            878,276
     Real estate, personal property taxes,
          and insurance                               911,870            209,864                  -
     Percentage rent                                        -                  -          2,779,004
     Interest expense                               1,853,800            425,330                  -
     Depreciation                                   1,225,898            309,294                  -
                                                  -----------        -----------        -----------
     Total expenses                                18,576,721          4,254,243          8,628,646

                                                  -----------        -----------        -----------
NET INCOME (LOSS)                                 $ 1,334,420        $ 2,384,970        $  (497,268)
                                                  ===========        ===========        ===========



See accompanying notes to financial statements.

                           REALTY HOTEL LESSEE CORP.
                        Combined Statements of Cash Flows
                        Three months ended March 31, 1998

                                                                           Predecessor
                                                                  -------------------------------
                                                                  December 31,         March 31,           March 31,
                                                                     1997                1997                1998
                                                                  -----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                            $ 1,334,420         $ 2,384,970         $  (497,268)
     Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation and amortization                           1,264,424             300,901                   -
     (Increase) decrease in:
            Accounts receivable                                      (226,419)           (247,285)           (325,258)
            Inventories                                               (68,323)            (18,990)           (144,557)
            Cash held in escrow                                       (30,039)                  -
            Other assets                                              581,474            (211,385)            142,986
            Payments on behalf of RRF                                                                        (320,668)
     Increase (decrease) in:
            Accounts payable                                          321,975              63,526             111,471
            Bank overdraft                                                  -                   -             225,953
            Accrued expenses                                          737,618              26,077             465,383
            Percentage rent payable                                                                         2,373,108
                                                                  -----------         -----------         -----------
            Net cash provided by operating activities               3,915,130           2,297,814           2,031,150

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of furniture, fixtures, and equipment           (281,998)                  -                   -
            Acquisition of land, building and equipment               (79,707)                  -                   -
            Guest room remodeling                                    (565,471)                  -                   -
            Transfer of net assets                                          -                   -          (1,644,720)
            Capitalization of partners' capital                      (742,576)                  -                   -
                                                                  -----------         -----------         -----------
            Net cash used by investing activities                  (1,669,752)                  -          (1,644,720)

CASH FLOWS FROM FINANCING ACTIVITIES
            Payment of mortgage notes payable                        (636,524)           (115,896)                  -
            Refinancing of mortgage notes payable                  (5,017,226)                  -                   -
            Increase in loans from affiliates                         678,456                   -                   -
            Increase of mortgage notes payable                      7,000,000                   -                   -
            Purchases of partners' capital                            157,907                   -                   -
            Distributions                                          (4,866,351)         (1,342,796)                  -
            Lines of credit                                            (6,728)                  -                   -
            Loan fees                                                 (29,000)                  -                   -
            Capital lease obligations                                 (24,838)             (8,436)                  -
                                                                  -----------         -----------         -----------
            Net cash (used) by financing activities                (2,744,304)         (1,467,128)                  -

Net change in cash and cash equivalents                              (498,926)            830,686             386,430

Cash and cash equivalents at beginning of year                        628,797             628,797             129,871

                                                                  ===========         ===========         ===========
Cash and cash equivalents at end of year                          $   129,871         $ 1,459,483         $   516,301
                                                                  ===========         ===========         ===========



See accompanying notes to financial statements.

                           REALTY HOTEL LESSEE CORP.
                     Notes to Combined Financial Statements
                                 March 31, 1998
                                   (unaudited)


1.       Description of business:

         Realty Hotel Lessee Corp. (the Lessee) manages and operates full and limited service hotels located in Arizona and California.

2.       Organization:

         The Lessee commenced operations on January 31, 1998 as the exclusive lessee of an Ohio real estate investment trust ("REIT"). The Lessor is RRF Limited Partnership, which owns the hotel properties as of January 31, 1998 and of which the REIT is the sole general partner.

3.       Basis of Presentation:

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Lessee operates on a calendar year basis, and accordingly, its financial information is presented on that basis. The financial statements for 1997 and March 31, 1997 represent the predecessor's financial statements and are not comparable in all respects with the financial statements of the Lessee. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the predecessor's consolidated financial statements and footnotes thereto included in the REIT's annual report on Form 10-K for the period ended January 31, 1998.

                           REALTY HOTEL LESSEE CORP.
                     Notes to Combined Financial Statements
                                 March 31, 1998
                                   (unaudited)

4.       Percentage Lease Agreements:

         At April 30, 1998, the Lessee leases nine hotels (the Hotels) from
         RRF Limited Partnership and, in the case of one of the Hotels, RRF Sub Corp., pursuant to long-term leases (Percentage Leases). The Hotels are located in Phoenix, Tempe, Scottsdale, Flagstaff, Tucson (2), and Yuma, Arizona; and San Diego and Ontario, California.

         The Percentage Leases end on May 31, 2007, subject to earlier termination on the occurrence of certain contingencies, as defined. The Percentage Leases do not contain renewal terms. The Lessee is required to pay the greater of minimum rent, as defined, or a percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues is at 5% of such revenues in excess of $200,000 in all of the Percentage Leases. Both the threshold amounts used in computing percentage rent and minimum rent are subject to annual adjustments beginning January 1, 1999 based on increases in the United States Consumer Price Index.

         Other than real estate and personal property taxes, casualty insurance and capital improvements, which are obligations of the Partnership, the Percentage Leases require the Lessee to pay all costs and expenses incurred in the operation of the Hotels.

         The Percentage Leases require the Lessee to indemnify each lessor against all liabilities, costs and expenses incurred by, imposed on or asserted against each lessor in the normal course of operating the Hotels.

         Future minimum rent (ignoring CPI increases) to be paid by the Lessee under the Percentage Leases for nine hotels, including San Diego, at March 31, 1998 for each of the years in the period 1998 to 2002 and in total thereafter is as follows:

                  Calendar 1998                       $  4,888,000
                           1999                          6,350,000
                           2000                          6,350,000
                           2001                          6,350,000
                           2002                          6,350,000
                           Thereafter                   27,514,000
                                                       -----------
                                                       $57,802,000
                                                       ===========

         Rent expense for the two months ended March 31, 1998 was $2,779,004 of which approximately $923,044 was in excess of minimum rent.

                           REALTY HOTEL LESSEE CORP.
                     Notes to Combined Financial Statements
                                 March 31, 1998
                                   (unaudited)


5.       Pro Forma Financial Information:

         The following unaudited pro forma condensed statements of operations for the three-month periods ended March 31, 1998 and 1997 are presented as if the Lessee leased and operated from January 1, 1997 all of the Hotels owned by the Partnership as of March 31, 1998 (in thousands).

         The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the Hotels were operated by the Lessee pursuant to the Percentage Leases from January 1, 1997 or to project results for any future period.

                                                        Three Months Ended
                                                             March 31,
                                                      1998               1997
                                                      -----              -----

Room revenue                                         $ 7,513              7,457
Food and beverage revenue                                396                503
Other revenue                                            222                 95
                                                     -------            -------

         Total revenues                                8,131              8,055
                                                     -------            -------

Departmental expenses of hotels                        2,226              1,844
Percentage lease expense                               3,933              3,932
Other expenses                                         3,610              2,657
                                                     -------            -------

         Net loss                                    $(1,638)              (378)
                                                     =======            =======


6.       Subsequent Event:

         In April 1998, the Partnership purchased a hotel located in San Diego, California which was leased to the Lessee pursuant to a long-term percentage lease.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

                  On February 1, 1998, RRF Limited Partnership (the "Partnership") acquired 100% of the ownership interests in the Tucson St. Mary's InnSuites Hotel and Resort for $10,820,000. The Partnership assumed $7,803,000 in mortgage debt and other obligations and issued 669,933 limited partnership units to James F. Wirth, Trustee, Chairman, President and Chief Executive Officer of the Company, and his wife (of which 28,800 units were subsequently paid to third parties as advisory fees), who collectively held all of the equity ownership interests in the Tucson St. Mary's hotel. On April 29, 1998, the Partnership acquired the InnSuites Hotel San Diego for $5,148,000. The Partnership invested $1,448,000 in cash (of which $1,348,000 was drawn under the Company's secured revolving line of credit with Pacific Century Bank) and became obligated for $3,700,000 in seller financing in the form of two promissory notes secured by mortgage trust deeds on the property.

                  On June 9, 1998, a majority of the Company's independent Trustees voted to exercise, as of June 1, 1998, an option held by the Company to acquire all of the ownership interests in an 185-suite InnSuites Hotel located in Buena Park, California. The total consideration for the ownership interests that will be contributed to the Partnership will be the greater of (i) $6,900,000 or (ii) fair market value as determined by an independent appraisal. Mr. Wirth owns a 50% interest in the Buena Park hotel.

                  At April 30, 1998, the Company owned a 12.4% interest in eight hotels through its sole general partner interest in the Partnership and 100% of a ninth hotel through RRF Sub Corp., a wholly-owned subsidiary of the Company. (Unless the context indicates otherwise, all references to the Partnership shall include RRF Sub Corp.) In order for the Company to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT"), neither the Company nor the Partnership can operate the hotels. Therefore, each of the hotels is leased to, and operated by, Realty Hotel Lessee Corp. (the "Lessee") pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee also holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Mr. Wirth and his wife. The Company's principal source of revenue is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the hotels. Therefore, management believes that a discussion of the pro forma operating results of the Lessee is important to an understanding of the business of the Company. The following discusses (i) the Company's pro forma results of operations for the year ended January 31, 1998 and for the quarters ended April 30, 1998 and April 30, 1997; and (ii) the Lessee's pro forma results of operations for the year ended December 31, 1997 and for the quarters ended March 31, 1998 and March 31, 1997.

PRO FORMA RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY.


         For the year ended January 31, 1998, the Company had pro forma revenues of $7.9 million from the Percentage Leases that would have been in place at the hotels. The Company had only $.55 million in interest income compared to $1.6 million in interest income from mortgage investments in 1997 due to loan repayments during fiscal 1997. Other rental revenue of $1.4 million and operating expenses of $1.4 million and amortization of $.02 million related to the Carbon & Carbide Building (the sale of which closed on September 4, 1997), have been eliminated. Net income to stockholders (after minority interest) declined to $.29 million from $1.3 million due to the elimination of the positive spread on the mortgage investments and presentation of $2.3 million in cash realized from sale of the Carbon & Carbide Building without reflecting any pro forma income or return from investment of that cash.

For the quarter ended April 30, 1998, the Company had pro forma revenues of $3.8 million compared to $3.6 million for the quarter ended April 30, 1997, an increase of 0.2 million (5.6%). This was due primarily to a $0.2 million increase in Percentage Lease revenues in 1998 caused by an 1% increase in occupancy at the hotels and an $1.96 increase in the average daily rate (ADR) at the hotels. Total expenses increased $0.27 million from $1.68 million in the quarter ended April 30, 1997 to $1.95 million in the quarter ended April 30, 1998. An increase of $0.27 million in general and administrative expenses was due to increased legal and accounting and advisory expenses. Overall, the Company improved net income applicable to common shares to $0.44 million for the period ended April 30, 1998, an increase of $0.23 million (110%), from $0.21 million for the period ended April 30, 1997 and grew earnings per common share (basic and diluted) to $0.26 from $0.12 for the same respective periods.

PRO FORMA RESULTS OF OPERATIONS OF LESSEE.

         For the year ended December 31, 1997, the Lessee had pro forma revenues of $19.9 million compared to $18.3 million for the year ended December 31, 1996, an increase of $1.6 million (8.7%). This was due to increases in occupancy from 71.9% in 1996 to 74.3% in 1997 and ADR from $69.17 in 1996 to $71.80 in 1997.
Total expenses increased $2.3 million from $20.2 million in the year ended December 31, 1996 to $22.5 million in the year ended December 31, 1997. Increases of $1.0 million in general and administrative expenses, and $.53 million in Percentage Lease payments were consistent with increased occupancy and revenues and, in the case of general and administrative expenses, due to increased legal and accounting expenses. Repairs and maintenance of $2.5 million in 1997 ($.1 million less than in 1996) remained high due to costs of the ongoing refurbishing program which was substantially completed by the end of calendar 1997. The larger increase in expenses ($2.3 million) as compared to the $1.6 million increase in revenues resulted in a $.74 million increased loss to $2.58 million in the year ended December 31, 1997 as compared to the $1.84 million loss for the year ended December 31, 1996.

         For the quarter ended March 31, 1998, the Lessee had pro forma revenues of $8.1 million compared to $8.1 million for the quarter ended March 31, 1997. This was due to consistent occupancy of 77.5% in 1998 and 1997 and an increase in ADR from $74.81 in 1997 to $77.89 in 1998. Total expenses increased $1.4 million from $8.4 million in the quarter ended March 31, 1997 to $9.8 million in the quarter ended March 31, 1998. The increase of $1.1 million in general and administrative expenses was due to increased legal and accounting expenses. Repairs and maintenance of $.55 million in 1998 ($.2 million more than in 1997) remained high due to costs of the ongoing refurbishment program. The larger increase in expenses ($1.4 million) as compared to constant revenues resulted in a $1.2 million decrease in profitability to a $1.6 million loss in the quarter ended March 31, 1998 as compared to the $.4 million loss for the quarter ended March 31, 1997 on a pro forma basis.

         Room revenues increased $.6 million, or 1.0%, from the quarter ended March 31, 1997 to the quarter ended March 31, 1998. This was driven by an increase in ADR of $3.08, along with constant occupancy of 77.5% from quarter to quarter. This was attributable to the general improvement in the business travel and tourism industries, some new competition in the markets where the hotels operate and the InnSuites' refurbishment program. Food and beverage revenue declined $.1 million or 21% from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 relating to the addition of a full service food and beverage operation at the Tucson St. Mary's hotel and expansion of food service, including room service at two of the other hotels. The composition of revenue remained consistent between the periods, with only a slight decrease in food and beverage revenues, from 6.0% of the total to 5.0%, which reflects that most of the gains in revenue occurred in room rates during this period.

         Departmental expenses grew by $.4 million, or 21%, between the years because of the addition of the Tucson St. Mary's hotel, expansion of food service, increased payroll costs, general inflationary pressures and increased occupancy. These costs increased as a percentage of revenues from 23% in 1997 to 27% in 1998, as expenses grew faster than revenues, primarily through increased payroll.

ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

Comparison of the quarter ended April 30, 1998 with 1997

                  For the quarter ended April 30, 1998, the Company has revenues of $3.8 million compared to $.6 million for the quarter ended April 30, 1997, an increase of $3.2 million, reflecting the inclusion of lease revenues of $3.8 million in the quarter ending April 30, 1998 following the formation transactions and the absence of $.6 million of revenue from rental of real estate held for sale (the Carbon & Carbide Building) which was sold in September 1997. Total expenses of $1.9 million included a $1.3 million increase over expenses of $.6 million in the quarter ended April 30, 1998 due to inclusion of $.5 million in depreciation, $.6 million in mortgage interest paid, $.2 million in property taxes, insurance and ground rent paid and $.2 million in advisory fees paid to Mid-America ReaFund Advisors, Inc., a related party, which were all associated with the ownership of the hotels in the quarter ending April 30, 1998 compared to no similar expenses in the quarter ended April 30, 1997 when the Company owned no hotels. General and administrative expense increased $.28 million from $.06 million in the quarter ended April 30, 1997 to $.34 million in the quarter ended April 30, 1998 due to increased expenses related to administering and increasing the number of hotels from seven to nine at April 30, 1998. Expenses related to the operation of the Carbon & Carbide Building of $.5 million incurred in the quarter ending April 30, 1997 were not incurred in the quarter ending April 30, 1998 due to the sale of that building in September 1997. Net income of $1.8 million in the quarter ended April 30, 1998 represented a $1.9 million improvement over the $.09 million loss incurred in the quarter ended April 30, 1997. After deducting minority interest of $1.3 million, net income applicable to common shares of $.44 million and earnings per share of $.26 for the quarter ended April 30, 1998 represented an increase of $.5 million over the $.09 million loss ($.09 per share) incurred in the quarter ended April 30, 1997. Funds from Operations (FFO), which represents net income plus non-cash charges, including depreciation and amortization, increased from ($.08) million or ($.08) per share in the quarter ended April 30, 1997 to $.7 million or $.43 per share in the quarter ended April 30, 1998. Cash available for distribution
(CAD) which is FFO plus amortization of debt and reserves for repairs and replacements (4% of gross revenue) was $.3 million or $.19 per share for the quarter ended April 30, 1998 compared to ($.8) million and ($.08) per share for the quarter ended April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

                  Outstanding mortgage debt increased from $17.7 million at January 31, 1998 to $25.3 million at April 30, 1998 due to mortgage debt assumed or borrowed related to the acquisitions of the Tucson St. Mary's and San Diego hotels.

                  Beyond the 4% reserve for refurbishment and replacements set aside annually, the Company has no present commitments for extraordinary capital expenditures other than $450,000 in anticipated refurbishing costs at the recently acquired InnSuites Hotel San Diego.

SEASONALITY

                  The hotels' operations historically have been seasonal. The six southern Arizona hotels and the Ontario, California hotel experience their highest occupancy rates in the first fiscal quarter. The Flagstaff, Arizona and San Diego, California hotels experience their highest occupancy rates in the second and third fiscal quarters. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenues under the Percentage Leases. The Company anticipates that its cash flow from the Lessee's operation of the hotels will be sufficient to enable the Company to make quarterly distributions at the estimated initial rate of $.05 per share for at least the next twelve months. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the initially estimated rate, or at all.

YEAR 2000 COMPLIANCE

                  The Year 2000 problem is the result of computer programs having been written using two digits instead of four digits to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations, causing disruptions of operations and normal business activity.

                  The Company is currently in the process of identifying and evaluating its computer programs that could be affected by the Year 2000 problem and, if necessary, will develop a plan to make its computer programs Year 2000 compliant. If the Company determines that modifications and conversions are necessary, the failure to complete such modifications and conversions in a timely manner may have a material impact on the operations of the Company. The Company has not determined with certainty the total cost which will be incurred by the Company in connection with Year 2000 compliance. However, the Company believes that such costs will not result in a material adverse effect on its financial condition or results of operations. Costs related to the Year 2000 problem are being expensed as incurred.

                  The Company cannot predict the effect of the Year 2000 problem on vendors, customers and other entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 problem on such entities will not adversely affect the Company's operations.

FORWARD-LOOKING STATEMENTS

                  Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such Acts. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Company, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Company's financing plans; (v) the Company's position regarding investments, acquisitions, financings, conflicts of interest and other matters; (vi) the Company's continued qualification as a REIT; and (vii) trends affecting the Company's or any hotel's financial condition or results of operations. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect", "anticipate" and similar expressions identify forward-looking statements.

                  These forward-looking statements reflect the Company's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the hotels which may cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to: fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the

Lessee in response to market rental rate changes or otherwise; interest rate fluctuations; changes in federal income tax laws and regulations; competition; any changes in the Company's financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Company operates or will operate. The Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-Q relating to the operations of the Partnership.

                                     PART II

                                OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS.

                  In August 1997, a stockholder of the Company filed suit against the Company and its former Trustees in the Court of Common Pleas for Cuyahoga County, Ohio, seeking damages in an unspecified amount for alleged mismanagement of the Company. This suit was voluntarily dismissed by the plaintiff in April 1998.

                  Currently, the Company is not a party nor are its properties subject to any material litigation or environmental regulatory proceedings.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit Number            Exhibit
                  --------------            -------

                           3.1              First Amended and Restated
                                            Declaration of Trust (incorporated
                                            by reference to Exhibit 3.1 of
                                            Registration Statement No. 2-40238,
                                            effective June 17, 1971).
                           10.1 Contribution Agreement dated as of February 1, 1998, between James F. Wirth, Gail J. Wirth and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K, filed with the Securities and Exchange
                                            Commission on March 16, 1998).
                           10.2 Agreement of Purchase and Sale and Joint Escrow Instructions dated March 20, 1998, between Lafayette Hotel, LLC and RRF Limited
                                            Partnership (incorporated by
                                            reference to Exhibit 2.1 of the
                                            Registrant's Form 8-K/A, filed with
                                            the Securities and Exchange
                                            Commission on May 27, 1998).
                           27.1             Financial Data Schedule.(1)

                  (1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.

         (b)      Reports on Form 8-K.

                  1. Current Report on Form 8-K filed February 17, 1998, as amended by Form 8-K/A filed April 20, 1998, in connection with the formation of an umbrella partnership real estate investment trust and the acquisition of interests in seven hotel properties, and including the following financial statements:
                           Report of Independent Public Accountants; Combined Balance Sheets as of December 31, 1996 and 1995 and September 30, 1997; Combined Statements of Operations for the three years ended December 31, 1996 and for the nine months ended September 30, 1996 and September 30, 1997; Combined Statements of Equity for the three years ended December 31, 1996 and for the six months ended June 30, 1997; Combined Statements of Cash Flows for the three years ended December 31, 1996 and for the nine months ended September 30, 1996 and September 30, 1997; Notes to Combined Financial Statements; Pro Forma Condensed Consolidated Balance Sheet as of October 31, 1997; Notes to Pro Forma Condensed Consolidated Balance Sheet; Pro Forma Condensed Consolidated Statement of Income for the year ended January 31,

                           1997; Pro Forma Condensed Consolidated Statement of Income for the nine months ended October 31, 1997; and Notes to Pro Forma Consolidated Statements of Income.

                  2. Current Report on Form 8-K filed March 16, 1998, as amended by Form 8-K/A filed May 15, 1998, in connection with the acquisition of interests in the Tucson St. Mary's hotel property, and including the following financial statements: Report of Independent Public Accountants; Balance Sheet as of December 31, 1997; Statements of Operations and Members' Deficit for the year ended December 31, 1997; Statement of Cash Flows for the year ended December 31, 1997; Notes to the Financial Statements; Pro Forma Consolidated Balance Sheet as of January 31, 1998 and 1997; Notes to the Pro Forma Consolidated Balance Sheet as of January 31, 1998; Pro Forma Consolidated Statement of Operations for the year ended January 31, 1998; and Notes to the Pro Forma Consolidated Statement of Operations for the year ended January 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 22, 1998                          REALTY ReFUND TRUST
                                               (Registrant)


                                      By:/s/ Gregory D. Bruhn
                                         ---------------------------------------
                                             Gregory D. Bruhn, Executive Vice
                                             President, Chief Financial Officer,
                                             Treasurer and Secretary