Form 10-Q/A
period 1998-04-30
REALTY REFUND TRUST
filed 1998-06-24
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                  FORM 10-Q/A
                            AMENDED QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

Comparison of the quarter ended April 30, 1998 with 1997

                  For the quarter ended April 30, 1998, the Company has revenues of $3.8 million compared to $.6 million for the quarter ended April 30, 1997, an increase of $3.2 million, reflecting the inclusion of lease revenues of $3.8 million in the quarter ending April 30, 1998 following the formation transactions and the absence of $.6 million of revenue from rental of real estate held for sale (the Carbon & Carbide Building) which was sold in September 1997. Total expenses of $1.9 million included a $1.3 million increase over expenses of $.6 million in the quarter ended April 30, 1998 due to inclusion of $.5 million in depreciation, $.6 million in mortgage interest paid, $.2 million in property taxes, insurance and ground rent paid and $.2 million in advisory fees paid to Mid-America ReaFund Advisors, Inc., a related party, which were all associated with the ownership of the hotels in the quarter ending April 30, 1998 compared to no similar expenses in the quarter ended April 30, 1997 when the Company owned no hotels. General and administrative expense increased $.28 million from $.06 million in the quarter ended April 30, 1997 to $.34 million in the quarter ended April 30, 1998 due to increased expenses related to administering and increasing the number of hotels from seven to nine at April 30, 1998. Expenses related to the operation of the Carbon & Carbide Building of $.5 million incurred in the quarter ending April 30, 1997 were not incurred in the quarter ending April 30, 1998 due to the sale of that building in September 1997. Net income of $1.8 million in the quarter ended April 30, 1998 represented a $1.9 million improvement over the $.09 million loss incurred in the quarter ended April 30, 1997. After deducting minority interest of $1.3 million, net income applicable to common shares of $.44 million and earnings per share of $.26 for the quarter ended April 30, 1998 represented an increase of $.5 million over the $.09 million loss ($.09 per share) incurred in the quarter ended April 30, 1997. Funds from Operations (FFO), which represents net income plus non-cash charges, including depreciation and amortization, increased from ($.08) million or ($.08) per share in the quarter ended April 30, 1997 to $.6 million or $.35 per share in the quarter ended April 30, 1998. Cash available for distribution
(CAD) which is FFO plus amortization of debt and reserves for repairs and replacements (4% of gross revenue) was $.4 million or $.26 per share for the quarter ended April 30, 1998 compared to ($.8) million and ($.08) per share for the quarter ended April 30, 1997.

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


Dated:  June 24, 1998                          REALTY ReFUND TRUST
                                               (Registrant)


                                      By:/s/ Gregory D. Bruhn
                                         ---------------------------------------
                                             Gregory D. Bruhn, Executive Vice
                                             President, Chief Financial Officer,
                                             Treasurer and Secretary