Form 10-Q
period 1998-07-31
REALTY REFUND TRUST
filed 1998-09-18
CIK 82473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                         Commission File Number 1-7062

                              REALTY REFUND TRUST
             (Exact name of registrant as specified in its charter)

                                      OHIO
         (State or other jurisdiction of incorporation or organization)
                                   34-6647590
                    (I.R.S. Employer Identification Number)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No ___

     Number of outstanding Shares of Beneficial Interest, without par value, as of September 1, 1998: 2,091,504.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              REALTY REFUND TRUST

                                 BALANCE SHEETS
                         JULY 31, AND JANUARY 31, 1998

                                                              JULY 31, 1998    JANUARY 31, 1998
                                                              -------------    ----------------
                                                               (UNAUDITED)        (AUDITED)
                                            ASSETS
INVESTMENT IN HOTEL PROPERTIES..............................   $59,527,080       $41,241,241
CASH AND CASH EQUIVALENTS...................................       717,570         2,378,398
OTHER ASSETS................................................       634,010                --
                                                               -----------       -----------
                                                               $60,878,660       $43,619,639
                                                               ===========       ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
MORTGAGE NOTES PAYABLE......................................   $23,793,591       $17,709,589
NOTES PAYABLE TO BANKS......................................     8,549,982           155,000
OTHER NOTES PAYABLE.........................................     2,646,627         2,864,690
ADVANCES PAYABLE TO RELATED PARTIES.........................     1,330,182         1,699,601
DUE TO LESSEE...............................................       343,685           944,234
DEFERRED REVENUE............................................       738,674                --
ACCRUED DISTRIBUTIONS/DIVIDENDS.............................       948,771                --
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.......................     1,768,416           572,031
MINORITY INTEREST IN PARTNERSHIP............................    15,251,460        14,075,523
SHAREHOLDERS' EQUITY:
  Shares of beneficial interest, without par value;
     unlimited authorization; 1,667,817 shares outstanding
     at July 31 and January 31, 1998........................     5,507,272         5,598,971
                                                               -----------       -----------
                                                               $60,878,660       $43,619,639
                                                               ===========       ===========

      The accompanying notes are an integral part of these balance sheets.

                              REALTY REFUND TRUST

                         UNAUDITED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                                                 1998          1997
                                                              ----------    ----------
REVENUES:
  Lease revenue (Note 2)....................................  $4,731,492    $       --
  Interest income...........................................      19,780            --
  Rental revenue from real estate held for sale.............          --     1,104,859
                                                              ----------    ----------
                                                               4,751,272     1,104,859
                                                              ----------    ----------
EXPENSES:
  Real estate depreciation..................................   1,110,274            --
  Real estate and personal property taxes, insurance and
     ground rent............................................     553,679            --
  General and administrative................................     813,585       111,875
  Interest on mortgage notes payable........................   1,084,209            --
  Interest on notes payable to banks........................     181,795            --
  Interest on note payable to related party.................          --        97,446
  Advisory fee paid to related party........................     303,969            --
  Operating expenses of real estate held for sale...........          --     1,013,676
  Amortization of deferred leasing commissions..............          --        21,724
                                                              ----------    ----------
                                                               4,047,511     1,244,721
                                                              ----------    ----------
INCOME (LOSS) BEFORE MINORITY INTEREST......................     703,761      (139,862)
MINORITY INTEREST...........................................     628,679            --
                                                              ----------    ----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES...............  $   75,082    $ (139,862)
                                                              ==========    ==========
EARNINGS PER SHARE -- basic and diluted.....................  $      .04    $     (.14)
                                                              ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............   1,667,817     1,020,586
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                              REALTY REFUND TRUST

                         UNAUDITED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997

                                                                 1998          1997
                                                              ----------    ----------
REVENUES:
  Lease revenue (Note 2)....................................  $2,013,162    $       --
  Interest income...........................................       8,435            --
  Rental revenue from real estate held for sale.............          --       545,926
                                                              ----------    ----------
                                                               2,021,597       545,926
                                                              ----------    ----------
EXPENSES:
  Real estate depreciation..................................     591,005            --
  Real estate and personal property taxes, insurance and
     ground rent............................................     324,185            --
  General and administrative................................     382,959        53,964
  Interest on mortgage notes payable........................     455,697            --
  Interest on notes payable to banks........................     181,795            --
  Interest on note payable to related party.................          --        49,961
  Advisory fee paid to related party........................     159,816            --
  Operating expenses of real estate held for sale...........          --       480,027
  Amortization of deferred leasing commissions..............          --        10,863
                                                              ----------    ----------
                                                               2,095,457       594,815
                                                              ----------    ----------
INCOME (LOSS) BEFORE MINORITY INTEREST......................     (73,860)      (48,889)
MINORITY INTEREST...........................................      23,956            --
                                                              ----------    ----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES...............  $  (97,816)   $  (48,889)
                                                              ==========    ==========
EARNINGS PER SHARE -- basic and diluted.....................  $     (.06)   $     (.05)
                                                              ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING...............   1,667,817     1,020,586
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                              REALTY REFUND TRUST

                       UNAUDITED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997

                                                                 1998          1997
                                                              -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    75,082    $(139,862)
  Adjustments to reconcile net income (loss) to net cash
     used for operating activities --
     Depreciation and amortization..........................    1,110,274           --
     Minority interest......................................      628,679           --
     Amortization of deferred leasing commissions...........           --       21,724
     Increase in other assets...............................     (634,010)     (26,200)
     Decrease in amounts due to Lessee......................     (600,549)          --
     Increase in accounts payable and accrued expenses......      713,402      222,140
     Increase in deferred revenue...........................      738,674           --
                                                              -----------    ---------
          Net cash provided by operating activities.........    2,031,552       77,802
                                                              -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties...........................   (1,448,000)          --
  Improvements and additions to hotel properties............   (1,012,967)          --
                                                              -----------    ---------
          Net cash used for investing activities............   (2,460,967)          --
                                                              -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net bank borrowings.......................................    8,344,982           --
  Payments of mortgage notes payable........................   (7,000,624)          --
  Payment of cash dividends.................................           --     (153,088)
  Payment of other notes payable............................     (218,063)          --
  Payment to related parties................................   (2,357,708)          --
                                                              -----------    ---------
          Net cash used for financing activities............   (1,231,413)    (153,088)
                                                              -----------    ---------
NET DECREASE IN CASH........................................   (1,660,828)     (75,286)
CASH AT BEGINNING OF PERIOD.................................    2,378,398      531,997
                                                              -----------    ---------
CASH AT END OF PERIOD.......................................  $   717,570    $ 456,711
                                                              ===========    =========

        The accompanying notes are an integral part of these statements.

                              REALTY REFUND TRUST

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             JULY 31, 1998 AND 1997

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

     Prior to fiscal 1999, Realty ReFund Trust (the Trust or the Company) specialized in mortgage financing as its investment vehicle, refinancing existing income-producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Trust employed was wrap-around mortgage lending.

     On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the Partnership), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property through a wholly-owned subsidiary, the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona. These hotels, together with the hotels described in Note 4, are referred to herein as the Hotels. The Hotels are leased to Realty Hotel Lessee Corp. (the Lessee) pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.

  Partnership Agreement

     The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of July 31, 1998, a total of 2,790,360 Class A limited partnership units were issued. Additionally, 39,046 Class A limited partnership units were reserved for issuance to those partners who did not accept the formation exchange offer. A total of 4,990,523 Class B limited partnership units were issued to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units were to be converted, the limited partners in the Partnership would hold 2,790,360 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

  Basis of Presentation

     As general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Trust, its wholly owned subsidiaries and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

     These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended January 31, 1998.

2.  CHANGE IN ACCOUNTING PRINCIPLE:

     In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9 "Accounting for Contingent Rent in Interim Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 will significantly impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue or interim cash flow from the Lessee. The Company adopted the provisions of EITF 98-9 and elected to restate the first quarter results of 1998 in accordance with the new pronouncement. The effect of the change on the three months ended April 30, 1998 was to decrease lease revenues of $1,053,000 and, therefore, net income applicable to shareholders by $262,000 ($.16 per share -- basic and diluted) to income of $173,000 ($.10 per share -- basic and diluted).

3.  NET INCOME PER SHARE:

     Pursuant to SFAS No. 128 "Earnings Per Share", the concept of common stock equivalents was eliminated, and "primary" and "fully diluted" earnings per share were replaced with "basic" and "diluted" earnings per share. For the periods presented there were no dilutive securities.

     Basic earnings per share has been computed based on the weighted average number of shares outstanding during the periods presented. The calculation of basic earnings per share for the six- and three-month periods ended July 31, 1998 and 1997 was based upon 1,667,817 and 1,020,586 shares, respectively.

4.  ACQUISITIONS:

     On February 1, 1998, the Partnership acquired 100% of the ownership interests in the Tucson St. Mary's Hotel and Resort for $10,820,000. The Partnership issued 699,933 Class B limited partnership units to Wirth, and his spouse, who each held a 50% equity ownership interest in the Tucson St. Mary's hotel.

     On April 29, 1998, the Trust acquired a hotel property located in San Diego, California for an aggregate consideration of $5,148,000, which was funded with cash, proceeds from the Trust's credit facility and two promissory notes secured by mortgage trust deeds on the property.

     On June 1, 1998, the Partnership acquired 100% of the ownership of the InnSuites Hotel Buena Park for $7,100,000. The Partnership assumed $4,116,754 in mortgage debt and other obligations and issued 628,052 limited partnership units to Wirth and Steven S. Robson (of which 13,034 units were subsequently paid to a third party as an advisory fee), who each held a 50% equity ownership interest in the Buena Park hotel. Mr. Robson is a Trustee of the Trust.

     All of the above acquisitions have been accounted for as purchases.

5.  CREDIT FACILITY:

     The Trust has established a $12,000,000 secured revolving line of credit with Pacific Century Bank. The credit facility requires, among other things, the Trust to maintain a minimum net worth, a specified coverage ratio of EBITDA to debt service, and a specified coverage ratio of EBITDA to debt service and fixed charges. Further, the Trust is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status.

6.  PERCENTAGE LEASE AGREEMENTS:

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

     Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for the Hotels for each of the next five fiscal years and in total thereafter are as follows:

Fiscal 1999.............................................  $ 3,425,000
2000....................................................    6,850,000
2001....................................................    6,850,000
2002....................................................    6,850,000
2003....................................................    6,850,000
Thereafter..............................................   29,683,000
                                                          -----------
                                                          $60,508,000
                                                          ===========

7.  RELATED PARTY TRANSACTIONS:

     Wirth beneficially owns 9.8% of the common stock of the Lessee. The Lessee was the sole source of the Trust's Percentage Lease revenue during the quarter ended July 31, 1998.

8.  STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

     In connection with the acquisition of the Buena Park hotel, approximately $4,544,000 of historical net book value in hotel properties was contributed to the Partnership in exchange for Partnership units and the Partnership assumed approximately $4,103,000 of debt and other obligations. The exchanging partners' interest, other than Wirth, resulted in adjustment to the historical net carrying values of the Buena Park hotel property equal to $1,271,000 of the difference between the fair market values and the historical net carrying values.

     In connection with the acquisition of the San Diego hotel, $3,700,000 of the purchase price was satisfied through promissory notes payable to the sellers.

     At July 31, 1998, $948,771 in distributions and dividends to limited partners and shareholders had been declared but not paid. The distributions and dividends were paid August 31, 1998.

9.  SUBSEQUENT EVENTS:

     On August 11, 1998, the Trust satisfied a $2.65 million participating mortgage obligation related to the Ontario hotel through the issuance of 423,687 shares of beneficial interest to former partners of Ontario Hospitality Properties Limited Partnership and 133,492 Class B limited partnership units in the Partnership to Wirth and his affiliates for their respective interests.

     On September 10, 1998, the Securities and Exchange Commission declared effective the Trust's Registration Statement on Form S-2 relating to the offering by certain selling stockholders of up to 4,182,361 shares of beneficial interest of the Trust which shares have been or will be issued in one or more private placements, or may be issued upon conversion of Class A limited partnership units in the Partnership.

10.  PRO FORMA FINANCIAL INFORMATION:

     The pro forma financial information set forth below is presented as if (i) the formation transactions discussed in Note 1, (ii) the acquisition of the membership interests in the Tucson St. Mary's and Buena Park hotels and (iii) the acquisition of the San Diego hotel had been consummated as of February 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Trust would have been assuming the formation transactions and the acquisitions had been consummated as of February 1, 1997 nor does it purport to represent the results of operations for future periods.

                                                              SIX MONTHS ENDED
                                                                  JULY 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
LEASE REVENUE...............................................  $5,068    $4,729
INTEREST INCOME.............................................      20        --
                                                              ------    ------
          Total revenue.....................................   5,088     4,729
                                                              ------    ------
DEPRECIATION AND AMORTIZATION...............................   1,175     1,182
REAL ESTATE AND PERSONAL PROPERTY TAXES, INSURANCE AND
  GROUND RENT...............................................     607       628
GENERAL AND ADMINISTRATIVE..................................     859       395
INTEREST EXPENSE ON MORTGAGE AND OTHER NOTES PAYABLE........   1,504     1,681
ADVISORY FEE TO RELATED PARTY ADVISOR.......................     344       409
MINORITY INTEREST...........................................     530       385
                                                              ------    ------
TOTAL EXPENSES AND MINORITY INTEREST........................   5,019     4,680
                                                              ------    ------
NET INCOME APPLICABLE TO COMMON SHARES......................  $   69    $   49
                                                              ======    ======
NET INCOME PER SHARE -- basic and diluted...................  $  .04    $  .03
                                                              ======    ======

                           REALTY HOTEL LESSEE CORP.

                                 BALANCE SHEETS

                                                              PREDECESSOR
                                                              ------------
                                                              DECEMBER 31,     JUNE 30,
                                                                  1997           1998
                                                              ------------    -----------
                           ASSETS

INVESTMENT IN HOTEL PROPERTIES, at cost:
     Land...................................................  $ 3,439,738     $        --
     Buildings and improvements.............................   24,831,670              --
     Furniture and equipment................................   10,845,586              --
                                                              -----------     -----------
                                                               39,116,994              --
     Less -- Accumulated depreciation.......................   12,184,479              --
                                                              -----------     -----------
     Net investment in hotel properties.....................   26,932,515              --

Cash and cash equivalents...................................      129,871         463,518
Accounts receivable.........................................      571,301         821,962
Loans to affiliates.........................................           --          90,000
Payments on behalf of the Partnership.......................           --         703,905
Inventories.................................................      415,575         682,469
Other assets................................................      295,440         925,047
Cash held in escrow.........................................      296,099              --
Deferred expenses, net......................................      252,430              --
                                                              -----------     -----------
                                                              $28,893,231     $ 3,686,901
                                                              ===========     ===========

              LIABILITIES AND COMBINED EQUITY

Mortgage notes payable......................................  $17,776,627              --
Accounts payable
     Trade..................................................      678,637       1,224,286
     Affiliates.............................................    1,260,601         475,000
     Bank overdrafts........................................      121,052         297,884
Partners' capital purchases payable.........................      275,366              --
Lines of credit.............................................      131,000          57,809
Percentage rent payable.....................................           --       3,214,138
Capital lease obligation....................................       22,437              --
Land lease payable..........................................       80,441              --
Participation investors contingent liability................    2,646,627              --
Accrued expenses and other liabilities......................      867,267         854,106
                                                              -----------     -----------
                                                               23,860,055       6,123,223

EQUITY:.....................................................    5,033,176      (2,436,322)
                                                              -----------     -----------
                                                              $28,893,231     $ 3,686,901
                                                              ===========     ===========

See accompanying notes to financial statements.

                           REALTY HOTEL LESSEE CORP.
                            STATEMENTS OF OPERATIONS

                                               PREDECESSOR                    PREDECESSOR
                                               ------------                  -------------
                                               FOR THE SIX    FOR THE FIVE   FOR THE THREE   FOR THE THREE
                                               MONTHS ENDED   MONTHS ENDED   MONTHS ENDED    MONTHS ENDED
                                                 JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                                   1997           1998           1997            1998
                                               ------------   ------------   -------------   -------------
Revenues from hotel operations:
     Room revenue............................  $10,928,309    $10,973,754     $4,496,300      $5,555,116
     Food and beverage revenue...............      295,724        568,237        117,541         302,312
     Other revenue...........................       68,929        722,929         39,908         573,826
                                               -----------    -----------     ----------      ----------
          Total revenues.....................   11,292,962     12,264,920      4,653,749       6,431,254
                                               -----------    -----------     ----------      ----------

Expenses:
     Department expenses:
       Rooms.................................    3,016,935      3,185,405      1,575,555       2,218,886
       Food and beverage.....................      322,907        818,280        144,524         502,613
     General and administrative..............    1,252,440      1,438,995        611,129         804,209
     Advertising and promotion...............      416,362        826,940        216,683         636,894
     Utilities...............................      438,663        544,843        221,720         317,593
     Repairs and maintenance.................    1,565,751        482,508        993,965         339,166
     Real estate, personal property taxes,
       and insurance.........................      485,175             --        275,311              --
     Percentage rent.........................           --      4,922,298             --       2,181,866
     Interest expense........................      716,740             --        291,410              --
     Depreciation............................      539,221             --        229,927              --
     Other...................................      107,662             --         47,388              --
                                               -----------    -----------     ----------      ----------
          Total expenses.....................    8,861,856     12,264,269      4,607,612       7,046,227
                                               -----------    -----------     ----------      ----------
Net income (loss)............................  $ 2,431,106    $       651     $   46,137      $ (614,973)
                                               ===========    ===========     ==========      ==========

See accompanying notes to financial statements.

                           REALTY HOTEL LESSEE CORP.
                            STATEMENTS OF CASH FLOWS

                                                                PREDECESSOR
                                                                ------------
                                                                FOR THE SIX     FOR THE FIVE
                                                                MONTHS ENDED    MONTHS ENDED
                                                                  JUNE 30,        JUNE 30,
                                                                    1997            1998
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)......................................    $ 2,431,106     $  (301,691)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization.....................        471,894              --
     (Increase) decrease in:
          Accounts receivable...............................       (436,276)       (230,093)
          Inventories.......................................        (34,174)       (284,662)
          Other assets......................................       (189,358)       (803,356)
          Payments on behalf of the Partnership.............             --        (706,905)
     (Increase) decrease in:
          Accounts payable..................................        120,098         603,212
          Bank overdraft....................................             --        (111,312)
          Accrued expenses..................................       (210,270)        (35,997)
          Percentage rent payable...........................             --       3,214,138
                                                                -----------     -----------
          Net cash provided by operating activities.........      2,153,020       1,343,334

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of furniture, fixtures, and equipment....        (10,875)             --
          Transfer of net assets............................             --      (1,644,720)
                                                                -----------     -----------
          Net cash used by investing activities.............        (10,875)     (1,644,720)

CASH FLOWS FROM FINANCING ACTIVITIES
          Payment of mortgage notes payable.................       (297,943)             --
          Increase in loans from affiliates.................        353,855         385,000
          Distributions.....................................     (1,624,119)             --
          Line of credit....................................             --          57,809
          Other.............................................       (679,248)             --
                                                                -----------     -----------
          Net cash (used) provided by financing
            activities......................................     (2,247,455)        442,809
                                                                -----------     -----------
Net change in cash and cash equivalents.....................       (105,310)        141,423
Cash and cash equivalents at beginning of year..............        628,797         322,095
                                                                -----------     -----------
Cash and cash equivalents at end of year....................    $   523,487     $   463,518
                                                                ===========     ===========

See accompanying notes to financial statements.

                           REALTY HOTEL LESSEE CORP.
                         Notes to Financial Statements
                        Five months ended June 30, 1998
                                  (unaudited)

1. DESCRIPTION OF BUSINESS:

   Realty Hotel Lessee Corp. (the Lessee) manages and operates full and limited service hotels located in Arizona and California pursuant to the terms of percentage leases with the Partnership and RRF Sub Corp., a wholly-owned subsidiary of the Trust (collectively, the Lessor).

2. ORGANIZATION:

   The Lessee commenced operations on January 31, 1998. The Lessor acquired seven of the hotel properties as of January 31, 1998, one as of February 1, 1998, one as of April 29, 1998, and one as of June 1, 1998. The predecessor to the Lessee's business consisted of the entities which owned the seven initial hotels.

3. BASIS OF PRESENTATION:

   These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Lessee operates on a calendar year basis, and accordingly, its financial information is presented on that basis. The financial statements for 1997 represent the predecessor's financial statements and are not comparable in all respects with the financial statements of the Lessee. Operating results for the five and three-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the predecessor's consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K for the period ended January 31, 1998.

4. PERCENTAGE LEASE AGREEMENTS:

   The Lessee leases in total ten hotels (the Hotels) from the Partnership and RRF Sub Corp., pursuant to long-term leases (the Percentage Leases). The Hotels are located in Phoenix, Tempe, Scottsdale, Flagstaff, Tucson (2), and Yuma, Arizona; and Buena Park, Ontario, and San Diego, California.

   The Percentage Leases end on May 31, 2007, subject to earlier termination on the occurrence of certain contingencies, as defined. The Percentage Leases do not contain renewal terms. The Lessee is required to pay the higher of a minimum rent, as defined, or a percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues is at 5% of such revenues in excess of $200,000 for all of the Percentage Leases. Both the threshold amounts used in computing percentage rent and minimum rent are subject to annual adjustments beginning January 1, 1999 based on increases in the United States Consumer Price Index.

   Other than real estate and personal property taxes, casualty insurance and capital improvements, which are obligations of the Lessor, the Percentage Leases require the Lessee to pay all costs and expenses incurred in the operation of the Hotels.

   The Percentage Leases require the Lessee to indemnify the Lessor against all liabilities, costs and expenses incurred by, imposed on or asserted against the Lessor in the normal course of operating the Hotels.

                           REALTY HOTEL LESSEE CORP.
                         Notes to Financial Statements
                        Five months ended June 30, 1998
                                  (unaudited)

  Future minimum rent (ignoring CPI increases) to be paid by the Lessee under the Percentage Leases at June 30, 1998 for each of the years in the period 1998 to 2002 and in total thereafter is as follows:

1998..................................    $ 3,425,000
1999..................................      6,850,000
2000..................................      6,850,000
2001..................................      6,850,000
2002..................................      6,850,000
Thereafter............................     30,254,000
                                          -----------
                                          $61,079,000
                                          ===========

  Rent expense for the five months ended June 30, 1998 was $4,922,298 of which approximately $1,882,198 was in excess of minimum rent.

5. PRO FORMA FINANCIAL INFORMATION:

   The following unaudited pro forma condensed statements of operations for the six-month periods ended June 30, 1998 and 1997 are presented as if the Lessee leased and operated from January 1, 1997 all of the Hotels owned by the Partnership as of June 30, 1998.

   The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the Hotels were operated by the Lessee pursuant to the Percentage Leases from January 1, 1997 or to project results for any future period.

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                     1998       1997
                                                    -------    -------
                                                      (IN THOUSANDS)
Room revenue......................................  $14,050    $13,790
Food and beverage revenue.........................      699        806
Other revenue.....................................      890        306
                                                    -------    -------
          Total revenues..........................   15,639     14,902
                                                    -------    -------
Departmental expenses of hotels...................    5,713      4,752
Percentage lease expense..........................    5,639      6,884
Other expenses....................................    5,709      5,429
                                                    -------    -------
          Net loss................................  $(1,422)   $(2,163)
                                                    =======    =======

6. NEW ACCOUNTING STANDARDS:

   In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF reached a final consensus that lessees should accrue contingent rental expense in interim periods prior to the lessee's achievement of the specified target that triggers the contingent rent expense, provided that achievement of the target by the end of the fiscal year is considered probable. Application of the consensus had no material impact on the Lessee's reported operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     On February 1, 1998, the Partnership acquired 100% of the ownership interests in the Tucson St. Mary's InnSuites Hotel and Resort for $10,820,000. The Partnership assumed $7,803,000 in mortgage debt and other obligations and issued 669,933 Class B limited partnership units to James F. Wirth, Trustee, Chairman, President and Chief Executive Officer of the Company, ("Wirth") and his wife (of which 28,800 units were subsequently paid to third parties as advisory fees), who collectively held all of the equity ownership interests in the Tucson St. Mary's hotel. On April 29, 1998, the Partnership acquired the InnSuites Hotel San Diego for $5,148,000. The Partnership invested $1,448,000 in cash (of which $1,348,000 was drawn under the Company's secured revolving line of credit with Pacific Century Bank) and became obligated for $3,700,000 in seller financing in the form of two promissory notes secured by mortgage trust deeds on the property. On June 1, 1998, the Partnership acquired 100% of the ownership interests in an 185-suite InnSuites Hotel located in Buena Park, California for $7,100,000. The Partnership assumed $4,103,000 in mortgage debt and other obligations and issued 628,052 limited partnership units to Wirth and Steven S. Robson, Trustee of the Company (of which 13,034 units were subsequently paid to a third party as an advisory fee), who each held a 50% equity interest in the Buena Park hotel.

     At July 31, 1998, the Company owned interests in nine hotels through its sole general partner interest in the Partnership and 100% of a tenth hotel through RRF Sub Corp., a wholly-owned subsidiary of the Company. (Unless the context indicates otherwise, all references to the Partnership shall include RRF Sub Corp.) In order for the Company to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT"), neither the Company nor the Partnership can operate the hotels. Therefore, each of the hotels is leased to, and operated by, Realty Hotel Lessee Corp. (the "Lessee") pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee also holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Mr. Wirth and his wife. The Company's principal source of revenue is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the hotels. Therefore, management believes that a discussion of the pro forma operating results of the Lessee is important to an understanding of the business of the Company. The following discusses (i) the Company's pro forma results of operations for the six months ended July 31, 1998 and July 31, 1997; and (ii) the Lessee's pro forma results of operations for the six months ended June 30, 1998 and June 30, 1997.

                             RESULTS OF OPERATIONS

ADOPTION OF EITF 98-9

     In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from the Lessee.

     The Company's Percentage Leases provide for rent equal to the greater of
(i) fixed annual base rent or (ii) rent based on percentages of room revenues at each of the hotels ("Percentage Rent"). The Company's Percentage Leases are structured to provide Percentage Rent equal to a certain percentage of specified levels of room revenues which are expressed on an annual basis (the "Thresholds"), and a certain higher percentage of room revenues in excess of the Thresholds. Prior to EITF 98-9 the Company, in accordance with industry practice, recognized Percentage Leases revenue in interim periods equal to Percentage Rent payments due under the Percentage Leases. Under the terms of the Percentage Leases, Percentage Rent is calculated by applying the percentage rent formula to year-to-date room revenue using a prorated portion of the Thresholds. Thus, "higher tier" percentage rent was recognized as income, and collected from the Lessee, in interim periods before room revenues exceeded the Thresholds. EITF 98-9 clarifies that meeting the Thresholds is a contingency that must be met before higher tier percentage rent can be recognized as current income. This will generally result in base rent being recognized as revenue in the first and second quarters and percentage rents already collected or due from the Lessee being deferred and recognized as revenue in the third and/or fourth quarters. The adoption of EITF 98-9 has had no effect on the Percentage Rent payments due under the Percentage Leases.

PRO FORMA RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

     For the six months ended July 31, 1998, the Company had pro forma revenues of $5.1 million compared to $4.7 million for the six months ended July 31, 1997, an increase of $.4 million (8.5%). This was due primarily to a $.3 million increase in Percentage Lease revenues in 1998 caused by an 2.0% increase in occupancy at the hotels and an $3.09 increase in the average daily rate (ADR) at the hotels. Total expenses increased $.3 million from $4.7 million in the six months ended July 31, 1997 to $5.0 million in the six months ended July 31, 1998. An increase of $.46 million in general and administrative expenses was due to increased legal and accounting and advisory expenses. Overall, the Company improved net income applicable to common shares to $.069 million for the six months ended July 31, 1998, an increase of $.02 million (38%), from $.049 million for the six months ended July 31, 1997 and grew earnings per common share (basic and diluted) to $.04 from $.03 for the same respective periods.

PRO FORMA RESULTS OF OPERATIONS OF LESSEE

     For the six months ended June 30, 1998, the Lessee had pro forma revenues of $14.1 million compared to $13.8 million for the six months ended June 30, 1997. This was due to consistent occupancy in 1998 and 1997 and a $3.09 increase in ADR from 1997 to 1998. Total expenses were unchanged from $17.1 million in the six months ended June 30, 1997 to $17.1 million in the six months ended June 30, 1998.

     Room revenues increased $.3 million, or 1.9%, from the six months ended June 30, 1997 to the six months ended June 30, 1998. This was driven by an increase in ADR of $3.09, along with constant occupancy from period to period. This was attributable to the general improvement in the business travel and tourism industries, offset by some new competition in the markets where the hotels operate and the InnSuites' refurbishment program. Food and beverage revenue declined $.11 million or 13.3% from the six months ended June 30, 1997 to the six months ended June 30, 1998 relating to reduced food and beverage revenue at the Scottsdale and Tucson St. Mary's hotels and expansion of food service, including room service at two of the other hotels.

     Departmental expenses grew by $.96 million, or 20.2%, between the years because of expansion of food service, increased payroll costs, general inflationary pressures and increased occupancy. These costs grew as a percentage of revenues from 31.8% in 1997 to 36.5% in 1998.

ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

  Comparison of the six months ended July 31, 1998 with 1997

     For the six months ended July 31, 1998, the Company had revenues of $4.8 million compared to $1.1 million for the six months ended July 31, 1997, an increase of $3.7 million, reflecting the inclusion of lease revenues of $4.7 million in the six months ending July 31, 1998 following the formation transactions and the absence of $1.1 million of revenue from rental of real estate held for sale (the Carbon & Carbide Building) which was sold in September 1997. Total expenses of $4.0 million included a $2.8 million increase over expenses of $1.2 million in the six months ended July 31, 1998 due to inclusion of $1.1 million in depreciation, $1.08 million in mortgage interest paid, $.55 million in property taxes, insurance and ground rent paid and $.3 million in advisory fees paid to Mid-America ReaFund Advisors, Inc., a related party, which were all associated with the ownership of the hotels in the six months ending July 31, 1998 compared to no similar expenses in the six months ended July 31, 1997 when the Company owned no hotels. General and administrative expense increased $.7 million from $.1 million in the six months ended July 31, 1997 to $.8 million in the six months ended July 31, 1998 due to increased expenses related to administering and increasing the number of hotels from nine to ten at

July 31, 1998. Expenses related to the operation of the Carbon & Carbide Building of $1 million incurred in the six months ending July 31, 1997 were not incurred in the six months ending July 31, 1998 due to the sale of that building in September 1997. Net income before minority interest of $.70 million in the six months ended July 31, 1998 represented a $.8 million improvement over the $.14 million loss incurred in the six months ended July 31, 1997. After deducting minority interest of $.63 million, net income applicable to common shares of $.07 million and earnings per share of $.04 for the six months ended July 31, 1998 represented an increase of $.21 million over the $.14 million loss ($.14 per share) incurred in the six months ended July 31, 1997. Funds from Operations (FFO), which represents net income plus non-cash charges, including depreciation and amortization, increased from ($.14) million or ($.14) per share in the six months ended July 31, 1997 to $1.8 million or $.19 per share/unit in the six months ended July 31, 1998. Cash available for distribution (CAD) which is FFO less amortization of debt and reserves for repairs and replacements (4% of gross revenue) was $.69 million or $.07 per share/unit for the six months ended July 31, 1998 compared to $(.14) million and $(.14) per share for the six months ended July 31, 1997.

  Comparison of the quarter ended July 31, 1998 with 1997

     For the quarter ended July 31, 1998, the Company had revenues of $2.02 million compared to $.55 million for the quarter ended July 31, 1997, an increase of $1.47 million, reflecting the inclusion of lease revenues of $2.01 million in the quarter ending July 31, 1998 following the formation transactions and the absence of $.6 million of revenue from rental of real estate held for sale (the Carbon & Carbide Building) which was sold in September 1997. Total expenses of $2.10 million in the quarter ended July 31, 1998 included a $1.50 million increase over expenses of $.59 million in the quarter ended July 31, 1997 due to inclusion of $.59 million in depreciation, $.46 million in mortgage interest paid, $.18 million in other interest paid, $.32 million in property taxes, insurance and ground rent paid and $.16 million in advisory fees paid to Mid-America ReaFund Advisors, Inc., which were all associated with the ownership of the hotels in the quarter ending July 31, 1998 compared to no similar expenses in the quarter ended July 31, 1997 when the Company owned no hotels. General and administrative expense increased $.33 million from $.05 million in the quarter ended July 31, 1997 to $.38 million in the quarter ended July 31, 1998 due to increased expenses related to administering and increasing the number of hotels. Expenses related to the operation of the Carbon & Carbide Building of $.48 million incurred in the quarter ending July 31, 1997 were not incurred in the quarter ending July 31, 1998 due to the sale of that building in September 1997. Net loss before minority interest of $.07 million in the quarter ended July 31, 1998 represented a $.25 million decrease over the $0.05 million loss incurred in the quarter ended July 31, 1997. After deducting minority interest of $.024 million, net loss applicable to common shares of $.098 million and loss per share of $.06 for the quarter ended July 31, 1998 represented a further decrease of $.049 million over the $.049 million loss ($.05 per share) incurred in the quarter ended July 31, 1997. FFO increased from ($.049) million or ($.05) per share in the quarter ended July 31, 1997 to $.52 million or $.05 per share/unit in the quarter ended July 31, 1998. Cash available for distribution (CAD) which is FFO less amortization of debt and reserves for repairs and replacements (4% of gross revenue) was $(.05) million or $(.01) per share/unit for the quarter ended July 31, 1998 compared to $(.05) million and $(.05) per share for the quarter ended July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding mortgage debt increased from $17.7 million at January 31, 1998 to $23.8 million at July 31, 1998 due to mortgage debt assumed or borrowed related to the acquisitions of the Tucson St. Mary's, San Diego and Buena Park hotels.

     Beyond the 4% reserve for refurbishment and replacements set aside annually, the Company has no present commitments for extraordinary capital expenditures other than $450,000 in anticipated refurbishing costs at the recently acquired InnSuites Hotel San Diego.

SEASONALITY

     The hotels' operations historically have been seasonal. The six southern Arizona hotels and the Ontario, California hotel experience their highest occupancy rates in the first fiscal quarter. The Flagstaff, Arizona and San Diego and Buena Park, California hotels experience their highest occupancy rates in the second and third fiscal quarters. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenues under the Percentage Leases. The Company anticipates that its cash flow from the Lessee's operation of the hotels will be sufficient to enable the Company to make quarterly distributions at the rate of $.10 per share for at least the next twelve months. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings to make those distributions. No assurance can be given that the Company will make distributions in the future at the indicated rate, or at all.

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

     The Company is currently in the process of upgrading its computer accounting programs and has commenced installing a new property management system along with necessary hardware. These new systems have been warranted to be Year 2000 compliant. The Company has estimated the total cost which will be incurred in connection with these installations to be approximately $400,000, which will be capitalized and amortized over seven years. The Company believes that such costs will not result in a material adverse effect on its financial condition or results of operations.

     These new systems represent virtually all of the Company's computer systems, however, the Company cannot predict the effect of the Year 2000 problem on vendors, customers and other entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 problem on such entities will not adversely affect the Company's operations.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     For purposes of preserving the Company's real estate investment trust ("REIT") qualification under the Internal Revenue Code of 1986, as amended (the "Code"), the Second Amended and Restated Declaration of Trust (the "Declaration"), adopted and approved by the shareholders at the June 16, 1998 Annual Meeting of Shareholders, contains ownership limitations which restrict the ownership and transfer of the Company's capital stock under certain circumstances.

     Subject to certain exceptions specified in the Declaration, no person may own, or be deemed to own by virtue of the applicable attribution provisions of the Code, more than 4.9% of any class of the Company's outstanding capital stock (the "Ownership Limitation") or more than 10% of the ownership interests in a tenant of the Company (the "Related Party Limit"). The Board of Trustees may, but in no event will be required to, waive the Ownership Limitation or the Related Party Limit if it determines that such ownership will not jeopardize the Company's status as a REIT. As a condition of such waiver, the Board of Trustees may require opinions of counsel satisfactory to it and/or undertakings or representations from the applicant with respect to preserving the REIT status of the Company. The Ownership Limitation or the Related Party Limit provisions of the Declaration will not apply if the Board of Trustees and the holders of two-thirds of the outstanding shares of capital stock entitled to vote on such a matter determine that it is no longer in the best interests of the Company to attempt to qualify, or to continue to qualify, as a REIT. Without such waiver or determination, any purported transfer of the Company's capital stock in violation of the Ownership Limitation or the Related Party Limit will be void and of no force or effect as to the number of shares in excess of the Ownership Limitation or the Related Party Limit and the purported transferee shall acquire no rights or interests as to such excess shares.

     In addition, if any purported transfer of capital stock of the Company would otherwise cause the Company to be considered to be "closely held" under the Code or otherwise fail to qualify as a REIT under the Code (other than as a result of a violation of the requirement that a REIT have at least 100 shareholders), then such purported transfer shall be void and of no force or effect as to that number of shares in excess of the number that could have been transferred without such result and the purported transferee shall acquire no rights or interests as to such excess shares.

     All shares of capital stock of the Company will bear a legend referring to the restrictions described above.

     The Declaration also provides for the Company's Board of Trustees to be divided into three classes, with initial terms of either one, two or three years, and thereafter for staggered three-year terms. The classification of the Board of Trustees, together with Trustee removal only for cause, could have a negative effect on any person seeking to acquire control of the Company. At least two years would be required in order to change the membership of a majority of the Board of Trustees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 16, 1998, the Company held its Annual Meeting of Shareholders to consider the election of Trustees and the adoption and approval of a Second Amended and Restated Declaration of Trust. Prior to such meeting, the Company provided notice of the Annual Meeting and solicited proxies through the Company's definitive Proxy Statement, dated May 15, 1998, wherein the considered transactions were described to the shareholders.

     Shareholders representing 1,571,766 of the voting shares of the Company were present at the Annual Meeting, in person or by proxy, representing a quorum for such Annual Meeting. The considered transactions were properly placed before the shareholders for adoption and approval. Following the votes of the shareholders, such votes were certified by the Inspector of Election of the Annual Meeting as follows:

                                                                                   ABSTENTION AND
                                                              FOR      AGAINST    BROKER NON-VOTES
                                                              ---      -------    ----------------
ELECTION OF TRUSTEES:
     James F. Wirth.......................................   1,564,041    0            7,725
     Gregory D. Bruhn.....................................   1,565,041    0            6,725
     Marc E. Berg.........................................   1,565,041    0            6,725
     Lee J. Flory.........................................   1,565,041    0            6,725
     Edward G. Hill.......................................   1,565,041    0            6,725
     Steven S. Robson.....................................   1,565,041    0            6,725
Adoption and Approval of Second Amended and Restated
  Declaration of Trust....................................   1,135,566 31,080          7,479

     The Second Amended and Restated Declaration of Trust was adopted and approved and all of the nominees for Trustee were elected by the requisite majorities.

ITEM 5.  OTHER INFORMATION.

     At the 1999 Annual Meeting of Shareholders, the Company may exercise discretionary voting authority and vote proxies returned to the Company on matters not specifically reflected in the Company's Proxy Statement or on its form of proxy if the Company was not notified of such matters on or before March 31, 1999 and such Proxy Statement or form of proxy relating to the 1999 Annual Meeting contains a specific statement to that effect. Shareholders retain the right to submit their proposals to the Company for consideration for inclusion in the Company's Proxy Statement or form of proxy relating to the 1999 Annual Meeting if such proposals are received by the Company on or before January 15, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)

        EXHIBIT
         NUMBER                                      EXHIBIT
        -------                                      -------

           3.1             Second Amended and Restated Declaration of Trust
                           (incorporated by reference to Annex A of the Company's
                           definitive Proxy Statement, filed with the Securities and
                           Exchange Commission on May 15, 1998).
          10.1             Contribution Agreement dated as of June 1, 1998, among James
                           F. Wirth, Steven S. Robson and RRF Limited Partnership
                           (incorporated by reference to Exhibit 2.1 of the Company's
                           Form 8-K, filed with the Securities and Exchange Commission on September 2, 1998).
          27.1             Financial Data Schedule. (l)

---------------

(1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.

(b) REPORTS ON FORM 8-K.

1. Current Report on Form 8-K filed May 14, 1998, as amended by Form 8-K/A filed May 27, 1998, in connection with the acquisition of interests in a San Diego, California hotel property.

2. Current Report on Form 8-K/A filed May 15, 1998, as amended by Form 8-K/A filed June 30, 1998, in connection with the acquisition of interests in a Tucson, Arizona hotel property, and including the following financial statements: Report of Independent Public Accountants; Balance Sheet as of December 31, 1997; Statements of Operations and Members' Deficit for the year ended December 31, 1997; Statement of Cash Flows for the year ended December 31, 1997; Notes to the Financial Statements; Pro Forma Consolidated Balance Sheet as of January 31, 1998 and 1997; Notes to the Pro Forma Consolidated Balance Sheet as of January 31, 1998; Pro Forma Consolidated Statement of Operations for the year ended January 31, 1998; and Notes to the Pro Forma Consolidated Statement of Operations for the year ended January 31, 1998.

3. Current Report on Form 8-K filed June 24, 1998, in connection with the exercise of an option to acquire interests in a Buena Park, California hotel property.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 18, 1998                 REALTY REFUND TRUST (Registrant)

                                          By: /s/ GREGORY D. BRUHN
                                            ------------------------------------
                                            Gregory D. Bruhn, Executive Vice
                                            President, Chief Financial Officer,
                                            Treasurer and Secretary