Form 10-Q
period 1998-10-31
INNSUITES HOSPITALITY TRUST
filed 1998-12-15
CIK 82473

                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q



                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                          Commission File Number 1-7062

                           INNSUITES HOSPITALITY TRUST
             (Exact name of registrant as specified in its charter)

              OHIO                                     34-6647590
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                                925 EUCLID AVENUE
                                   SUITE 1750
                              CLEVELAND, OHIO 44115
                    (Address of principal executive offices)

                                 (216) 622-0046
              (Registrant's telephone number, including area code)

                               REALTY REFUND TRUST
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Number of outstanding Shares of Beneficial Interest, without par value, as of December 1, 1998: 2,274,071

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                           INNSUITES HOSPITALITY TRUST

                                 BALANCE SHEETS
                        OCTOBER 31, AND JANUARY 31, 1998


                                                                                 OCTOBER 31, 1998  JANUARY 31, 1998
                                                                                 ----------------  ----------------
                                                                                    (UNAUDITED)       (AUDITED)

                                                    ASSETS
INVESTMENT IN HOTEL PROPERTIES                                                      $58,934,646      $41,241,241
CASH AND CASH EQUIVALENTS                                                               809,203        2,378,398
PERCENTAGE RENT RECEIVABLE                                                              430,397               --
OTHER ASSETS                                                                            804,266               --
                                                                                  ------------------------------
                                                                                    $60,978,512      $43,619,639
                                                                                  ==============================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
MORTGAGE NOTES PAYABLE                                                              $23,359,014      $17,709,589
NOTES PAYABLE TO BANKS                                                               10,955,323          155,000
OTHER NOTES PAYABLE                                                                          --        2,864,690
ADVANCES PAYABLE TO RELATED PARTIES                                                     645,110        1,699,601
DUE TO LESSEE                                                                                --          944,234
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                 1,773,798          572,031
MINORITY INTEREST IN PARTNERSHIP                                                     15,948,800       14,075,523
SHAREHOLDERS' EQUITY:
    Shares of beneficial interest, without par value; unlimited authorization;
       2,216,905 and 1,667,817 shares outstanding at October 31, and
          January 31, 1998, respectively                                              8,296,467        5,598,971
                                                                                  ------------------------------
                                                                                    $60,978,512      $43,619,639
                                                                                  ==============================










       The accompanying notes are an integral part of these balance sheets.

                           INNSUITES HOSPITALITY TRUST

                         UNAUDITED STATEMENTS OF INCOME
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997



                                                                               1998              1997
                                                                            -----------     -----------
REVENUES:
     Lease revenue (Note 2)                                                 $ 7,667,996      $       --
     Interest income                                                             19,780              --
     Rental revenue from real estate held for sale                                   --       1,367,366
                                                                            -----------     -----------
                                                                              7,687,776       1,367,366
                                                                            -----------     -----------
EXPENSES:
     Real estate depreciation                                                 1,854,155              --
     Real estate and personal property taxes, insurance and ground rent         833,575              --
     General and administrative                                               1,023,915         174,440
     Interest on mortgage notes payable                                       1,537,454              --
     Interest on notes payable to banks                                         387,238              --
     Interest on note payable to related party                                       --         118,082
     Loan fee amortization                                                       19,334              --
     Advisory fee paid to related party                                         488,436              --
     Operating expenses of real estate held for sale                                 --       1,403,562
     Amortization of deferred leasing commissions                                    --          21,724
     Loss on sale of real estate                                                     --          35,620
                                                                            -----------     -----------
                                                                              6,144,107       1,753,428
                                                                            -----------     -----------
INCOME (LOSS) BEFORE MINORITY INTEREST                                        1,543,669        (386,062)
MINORITY INTEREST                                                             1,423,162              --
                                                                            -----------     -----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                               $   120,507     $  (386,062)
                                                                            ===========     ===========
EARNINGS PER SHARE-- basic and diluted                                      $       .07     $      (.38)
                                                                            ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                 1,813,563       1,020,586
                                                                            ===========     ===========





       The accompanying notes are an integral part of these statements.

                           INNSUITES HOSPITALITY TRUST

                         UNAUDITED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997



                                                                             1998            1997
                                                                          -----------     -----------
REVENUES:
   Lease revenue (Note 2)                                                 $ 2,936,504     $        --
   Rental revenue from real estate held for sale                                   --         262,507
                                                                          -----------     -----------
                                                                            2,936,504         262,507
                                                                          -----------     -----------
EXPENSES:
   Real estate depreciation                                                   743,881              --
   Real estate and personal property taxes, insurance and ground rent         279,896              --
   General and administrative                                                 210,330          62,565
   Interest on mortgage notes payable                                         453,245              --
   Interest on notes payable to banks                                         205,443              --
   Interest on note payable to related party                                       --          20,636
   Loan fee amortization                                                       19,334              --
   Advisory fee paid to related party                                         184,467              --
   Operating expenses of real estate held for sale                                 --         389,886
   Loss on sale of real estate                                                     --          35,620
                                                                          -----------     -----------
                                                                            2,096,596         508,707
                                                                          -----------     -----------
INCOME (LOSS) BEFORE MINORITY INTEREST                                        839,908        (246,200)
MINORITY INTEREST                                                             794,483              --
                                                                          -----------     -----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                             $    45,425     $  (246,200)
                                                                          ===========     ===========
EARNINGS PER SHARE-- basic and diluted                                    $       .02     $      (.24)
                                                                          ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                               2,100,301       1,020,586
                                                                          ===========     ===========




       The accompanying notes are an integral part of these statements.

                           INNSUITES HOSPITALITY TRUST

                       UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997



                                                                                  1998             1997
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $   120,507      $  (386,062)
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities --
      Depreciation and amortization                                             1,873,489               --
      Minority interest                                                         1,423,162               --
      Amortization of deferred leasing commissions                                     --           21,724
      Increase in other assets                                                   (823,600)         216,346
      Decrease in amounts due to Lessee                                          (944,234)              --
      Increase in accounts payable and accrued expenses                           718,785         (847,092)
      Increase in percentage rent receivable                                     (430,397)              --
                                                                              -----------      -----------
          Net cash provided by (used for) operating activities                  1,937,712         (995,084)
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of hotel properties                                                (1,448,000)              --
Improvements and additions to hotel properties                                 (1,164,414)              --
Proceeds from sale of real estate, net                                                 --        5,599,122
                                                                              -----------      -----------
          Net cash provided by (used for) investing activities                 (2,612,414)       5,599,122
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net bank borrowings                                                            10,750,323               --
Payments of mortgage notes payable                                             (7,435,201)              --
Payment of cash dividends and distributions                                      (948,772)        (153,088)
Payment of other notes payable                                                   (218,063)              --
Payment to related parties                                                     (3,042,780)      (2,300,000)
                                                                              -----------      -----------
          Net cash used for financing activities                                 (894,493)      (2,453,088)
                                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                (1,569,195)       2,150,950
CASH AT BEGINNING OF PERIOD                                                     2,378,398          531,997
                                                                              -----------      -----------
CASH AT END OF PERIOD                                                         $   809,203      $ 2,682,947
                                                                              ===========      ===========

       The accompanying notes are an integral part of these statements.

                           INNSUITES HOSPITALITY TRUST

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            OCTOBER 31, 1998 AND 1997

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

         Prior to fiscal 1999, InnSuites Hospitality Trust, formerly known as Realty ReFund Trust, (the Trust, or the Company) specialized in mortgage financing as its investment vehicle, refinancing existing incoming-producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Trust employed was wrap-around mortgage lending.

         On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the Partnership), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property through a wholly-owned subsidiary, the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona. These hotels, together with the hotels described in Note 4, are referred to herein as the Hotels. The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the Lessee) pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.

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

Partnership Agreement

         The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of October 31, 1998, a total of 2,636,385 Class A limited partnership units were issued and outstanding. Additionally, 39,046 Class A limited partnership units were reserved for issuance to those partners who did not accept the formation exchange offer. As of October 31, 1998, a total of 5,179,363 Class B limited partnership units were issued to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units were to be converted, the limited partners in the Partnership would hold 2,790,328 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

Basis of Presentation

         As general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Trust, its wholly owned subsidiaries and the Partnership are consolidated. All significant intercompany transactions and balances have been eliminated.

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended January 31, 1998.

2.       CHANGE IN ACCOUNTING PRINCIPLE:

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9 "Accounting for Contingent Rent in Interim Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle. In the second quarter, the Company adopted the provisions of EITF 98-9 and elected to restate the first quarter results of 1998 in accordance with the new pronouncement. The effect of the change on the three months ended April 30, 1998 was to decrease lease revenues by $1,053,000 and, therefore, net income applicable to shareholders by $262,000 ($.16 per share -- basic and diluted) to net income of $173,000 ($.10 per share -- basic and diluted). Effective August 1, 1998, the Company amended its percentage lease agreements to eliminate the annualization of interim hotel revenues. As a result, in the third quarter the Company recognized as revenues $738,674 of previously deferred lease revenues. During the third quarter, accounting for contingent rent under EITF 98-9 was rescinded. As such, the Company will not restate the first quarter results of fiscal 1999.

3.       NET INCOME PER SHARE:

         Pursuant to SFAS No. 128 "Earnings Per Share", the concept of common stock equivalents was eliminated, and "primary" and "fully diluted" earnings per share were replaced with "basic" and "diluted" earnings per share. For the periods presented there were no dilutive securities.

         Basic earnings per share has been computed based on the weighted average number of shares outstanding during the periods presented. The calculation of basic earnings per share for the nine- and three-month periods ended October 31, 1998 and 1997 was based upon 1,813,563 and 2,100,301 shares, respectively.

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

         On June 1, 1998, the Partnership acquired 100% of the ownership of the InnSuites Hotel Buena Park for $7,100,000. The Partnership assumed $4,116,754 in mortgage debt and other obligations and issued 681,739 limited partnership units to Wirth and Steven S. Robson (of which 13,034 units were subsequently paid to a third party as an advisory fee), who each held a 50% equity ownership interest in the Buena Park hotel. Mr. Robson is a Trustee of the Trust.

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

6.       PERCENTAGE LEASE AGREEMENTS:

         As previously stated, effective August 1, 1998, the Company amended its Percentage Leases modifying the interim calculations of percentage rent and the expiration dates of the agreements. The Percentage Leases have non-cancelable terms, which expire at various dates through May 31, 2007, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated on a quarterly basis by multiplying fixed percentages by the actual quarterly amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1999, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenues over a minimum threshold.

         Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for the Hotels for each of the next five fiscal years and in total thereafter are as follows:


                  Fiscal 1999                                     $1,703,000
                  2000                                             6,850,000
                  2001                                             6,850,000
                  2002                                             6,850,000
                  2003                                             6,850,000
                  Thereafter                                      29,683,000
                                                                ------------
                                                                 $58,786,000
                                                                ============

7.       RELATED PARTY TRANSACTIONS:

         Wirth beneficially owns 9.8% of the common stock of the Lessee. The Lessee was the sole source of the Trust's Percentage Lease revenue during the quarter ended October 31, 1998.

         Wirth beneficially owns 100% of the common stock of Mid-America
ReaFund Advisors, Inc. (MARA). MARA is paid an advisory fee of 1% of invested assets (as defined). On August 12, 1998, the Trustees authorized the purchase of MARA for a purchase price not to exceed $1,100,000. This purchase has not yet been consummated.

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

         During the second quarter, several non-exchanging partners from the formation exchange offer exchanged their interests in the hotels for interests in the Partnership. The fair market value in excess of the historical net carrying values of the respective hotels resulted in a writeup of $1,033,573.

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

         During the third quarter, holders of 153,943 of Class A limited partnership units converted their interests, valued at $731,229, for shares of beneficial interest of the Trust.


9.       PRO FORMA FINANCIAL INFORMATION:

         The unaudited pro forma financial information set forth below is presented as if (i) the formation transactions discussed in Note 1, (ii) the acquisition of the membership interests in the Tucson St. Mary's and Buena
Park hotels and (iii) the acquisition of the San Diego hotel had been consummated as of February 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Trust would have been assuming the formation transactions and the acquisitions had been consummated as of February 1, 1997 nor does it purport to represent the results of operations for future periods.


                                                               (unaudited)
                                                            NINE MONTHS ENDED
                                                               OCTOBER 31,

                                                            1998       1997
                                                           ------     ------
LEASE REVENUE                                              $8,315     $7,519
INTEREST INCOME                                                20          -
                                                           ------     ------
Total revenue                                               8,335      7,519
                                                           ------     ------
DEPRECIATION AND AMORTIZATION                               2,021      1,772
REAL ESTATE AND PERSONAL PROPERTY TAXES, INSURANCE AND
   GROUND RENT                                                936        941
GENERAL AND ADMINISTRATIVE                                  1,096        593
INTEREST EXPENSE ON MORTGAGE AND OTHER NOTES PAYABLE        2,296      2,522
ADVISORY FEE TO RELATED PARTY ADVISOR                         533        614
MINORITY INTEREST                                           1,330        895
                                                           ------     ------
TOTAL EXPENSES AND MINORITY INTEREST                        8,232      7,337
                                                           ------     ------
NET INCOME APPLICABLE TO COMMON SHARES                     $  103     $  182
                                                           ======     ======
NET INCOME PER SHARE--  basic and diluted                  $  .05     $  .09
                                                           ======     ======

                             INNSUITES HOTELS, INC.

                                 BALANCE SHEETS




                                                                          PREDECESSOR
                                                                         -------------           AS OF
                                                                          DECEMBER 31,        SEPTEMBER 30,
                                                                             1997                 1998
                                                                         -------------        ------------
                                                                            (audited)          (unaudited)
                            ASSETS

INVESTMENT IN HOTEL PROPERTIES, at cost:
     Land............................................................    $   3,439,738        $         --
     Buildings and improvements......................................       24,831,670                  --
     Furniture and equipment.........................................       10,845,586                  --
                                                                         -------------        ------------
                                                                            39,116,994                  --
     Less-- Accumulated depreciation.................................       12,184,479                  --
                                                                         -------------        ------------
     Net investment in hotel properties..............................       26,932,515                  --

Cash and cash equivalents............................................          129,871             556,820
Accounts receivable..................................................          571,301             711,503
Payments on behalf of the Partnership................................               --           3,114,510
Inventories..........................................................          415,575             702,354
Other assets.........................................................          295,440             864,553
Cash held in escrow..................................................          296,099                  --
Deferred expenses, net...............................................          252,430                  --
                                                                         -------------        ------------
                                                                         $  28,893,231        $  5,949,740
                                                                         =============        ============


                LIABILITIES AND COMBINED EQUITY

Mortgage notes payable...............................................    $  17,776,627        $         --
Accounts payable
     Trade...........................................................          678,637           1,367,568
     Affiliates......................................................        1,260,601             942,845
     Bank overdrafts.................................................          121,052             209,961
Lines of credit......................................................          131,000              42,000
Percentage rent payable..............................................            --              3,299,510
Capital lease obligation.............................................           22,437                  --
Land lease payable...................................................           80,441                  --
Participation investors contingent liability.........................        2,646,627                  --
Accrued expenses and other liabilities...............................          867,267           1,013,377
                                                                         -------------        ------------
                                                                            23,860,055           6,875,261

EQUITY:..............................................................        5,033,176            (925,521)
                                                                         -------------        ------------
                                                                         $  28,893,231        $  5,949,740
                                                                         =============        ============






See accompanying notes to financial statements.

                             INNSUITES HOTELS, INC.

                       UNAUDITED STATEMENTS OF OPERATIONS


                                     PREDECESSOR                       PREDECESSOR
                                     -----------                       -----------
                                     FOR THE NINE    FOR THE EIGHT    FOR THE THREE    FOR THE THREE
                                     MONTHS ENDED    MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                     SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                         1997             1998             1997             1998
                                         ----             ----             ----             ----
Revenues from hotel operations:
Room revenue                          $14,165,01     $ 16,113,554      $  4,496,300     $  5,139,800
Food and beverage revenue                319,603          822,949           117,541          254,712
Other revenue                            735,243        1,097,592            39,908          374,663
                                    ------------     ------------      ------------     ------------

       Total revenues                 15,219,863       18,034,095         4,653,749        5,769,175
                                    ------------     ------------      ------------     ------------

Expenses:
Departmental expenses:
       Rooms                           4,057,132        5,555,192         1,575,555        2,490,028
       Food and beverage                 284,503          670,376           144,524         (147,904)
General and administrative             2,196,370        2,597,002           611,129        1,113,007
Advertising and promotion                884,120        1,407,838           216,683          578,867
Utilities                                685,497          983,946           221,720          439,103
Repairs and maintenance                2,071,050        1,017,951           993,965          534,763
Real estate, personal property
   taxes, and insurance                  593,164               --           275,311               --
Percentage rent                               --        6,807,504                --        1,863,152
Interest expense                       1,291,519               --           291,410               --
Depreciation                             823,279               --           229,927               --
                                    ------------     ------------      ------------     ------------

       Total expenses                 12,886,634       19,039,809         4,607,612        6,871,016
                                    ------------     ------------      ------------     ------------

Net income (loss)                   $  2,333,229     $ (1,005,714)     $     46,137     $ (1,101,841)
                                    ============     ============      ============     ============




See accompanying notes to financial statements.

                             INNSUITES HOTELS, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                          PREDECESSOR
                                                                                          -----------
                                                                                          FOR THE NINE    FOR THE EIGHT
                                                                                          MONTHS ENDED    MONTHS ENDED
                                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                                              1997            1998
                                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                         $2,333,229      $(1,005,714)
Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                    858,227               --
(Increase) decrease in:
            Accounts receivable                                                             (145,514)         (79,634)
            Inventories                                                                      (53,600)        (304,547)
            Cash held in escrow                                                             (396,853)              --
            Other assets                                                                          --         (254,392)
            Payments on behalf of the Partnership                                                 --       (3,114,510)
(Increase) decrease in:
            Accounts payable                                                                 192,719          746,495
            Bank overdraft                                                                        --         (199,235)
            Accrued expenses                                                                 (44,208)        (608,940)
            Percentage rent payable                                                               --        3,299,510
                                                                                         -----------      -----------
            Net cash provided by operating activities                                      2,744,000       (1,520,967)
                                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of furniture, fixtures, and equipment                                  (205,114)              --
            Transfer of net assets                                                              --            711,847
                                                                                         -----------      -----------
            Net cash used by investing activities                                           (205,114)         711,847
                                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
            Increase of mortgage notes payable                                              (453,116)              --
            Increase in loans from affiliates                                                363,855          941,845
            Purchase of partners' capital                                                 (1,018,872)              --
            Distributions                                                                 (1,208,872)              --
            Line of credit                                                                    40,000           42,000
            Other                                                                           (679,248)              --
                                                                                         -----------      -----------
            Net cash (used) provided by financing activities                              (2,341,058)         983,845
                                                                                         -----------      -----------
Net change in cash and cash equivalents                                                      197,828          234,725
Cash and cash equivalents at beginning of period                                             628,797          322,095
                                                                                         -----------      -----------
Cash and cash equivalents at end of period                                               $   826,625      $   556,820
                                                                                         ===========      ===========










See accompanying notes to financial statements.

                             INNSUITES HOTELS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      EIGHT MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS:

         InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the Lessee), manages and operates full and limited service hotels located in Arizona and California pursuant to the terms of percentage leases with RRF Limited Partnership (the Partnership) and RRF Sub Corp., a wholly-owned subsidiary of the Trust (collectively, the Lessor).

2.       ORGANIZATION:

         The Lessee commenced operations on January 31, 1998. The Lessor acquired seven of the hotel properties as of January 31, 1998, one as of February 1, 1998, one as of April 29, 1998, and one as of June 1, 1998. The predecessor to the Lessee's business consisted of the entities which owned the seven initial hotels.

3.       BASIS OF PRESENTATION:

         These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Lessee operates on a calendar year basis, and accordingly, its financial information is presented on that basis. The financial statements for 1997 represent the predecessor's financial statements and are not comparable in all respects with the financial statements of the Lessee. Operating results for the eight- and three-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the predecessor's consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K for the period ended January 31, 1998.

4.       PERCENTAGE LEASE AGREEMENTS:

         The Lessee leases ten hotels (the Hotels) from the Partnership and RRF Sub Corp., pursuant to long-term leases (the Percentage Leases). The Hotels are located in Phoenix, Tempe, Scottsdale, Flagstaff, Tucson
         (2), and Yuma, Arizona; and Buena Park, Ontario, and San Diego, California.

         In August 1998, the Lessee and Lessor amended the terms of the Percentage Leases modifying the interim calculations of percentage rent and the expiration dates of the agreements.

         The Percentage Leases expire on May 31, 2007, subject to earlier termination on the occurrence of certain contingencies, as defined. The Percentage Leases do not contain renewal terms. The Lessee is required to pay the higher of a minimum rent, as defined, or a percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated on a quarterly basis by multiplying fixed percentages by the actual quarterly amounts of such revenues over specified threshold amounts. Percentage rent related to food and beverage revenues is at 5% of such revenues in excess of $200,000 for all of the Percentage Leases. Both the threshold amounts used in computing percentage rent and minimum rent are subject to annual adjustments beginning January 1, 1999 based on increases in the United States Consumer Price Index.

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

         Future minimum rent (ignoring CPI increases) to be paid by the Lessee under the Percentage Leases at June 30, 1998 for each of the years in the period 1998 to 2002 and in total thereafter is as follows:


                    1998                                     $ 1,703,000
                    1999                                       6,850,000
                    2000                                       6,850,000
                    2001                                       6,850,000
                    2002                                       6,850,000
                    Thereafter                                30,254,000
                                                             -----------
                                                             $59,357,000
                                                             ===========

         Rent expense for the eight months ended September 30, 1998 was $6,807,504 of which approximately $2,045,004 was in excess of minimum rent.


5.       PRO FORMA FINANCIAL INFORMATION:

         The following unaudited pro forma condensed statements of operations for the nine-month periods ended September 30, 1998 and 1997 are presented as if the Lessee leased and operated from January 1, 1997 all of the Hotels owned by the Partnership as of September 30, 1998.

         The pro forma condensed statements of operations do not purport to present what actual results of operations would have been if the Hotels were operated by the Lessee pursuant to the Percentage Leases from January 1, 1997 or to project results for any future period.


                                                                            (UNAUDITED)
                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1998           1997
                                                                        ---------------------
                                                                           (IN THOUSANDS)

                    Room revenue                                       $18,208        $17,912
                    Food and beverage revenue                              953          1,008
                    Other revenue                                        1,170            920
                                                                       -------        -------

                             Total revenues                             20,332         19,840
                                                                       -------        -------
                    Departmental expenses of hotels                      7,170          6,715
                    Percentage lease expense                             6,808          7,385
                    Other expenses                                       7,954          8,156
                                                                       -------        -------

                             Total expenses                             21,937         22,256
                                                                       -------        -------

                             Net loss                                  $(1,605)       $(2,416)
                                                                       =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         On February 1, 1998, the Partnership acquired 100% of the ownership interests in the Tucson St. Mary's InnSuites Hotel and Resort for $10,820,000. The Partnership assumed $7,803,000 in mortgage debt and other obligations and issued 669,933 Class B limited partnership units to James F. Wirth, Trustee, Chairman, President and Chief Executive Officer of the Company ("Wirth"), and his wife (of which 28,800 units were subsequently paid to third parties as advisory fees), who collectively held all of the equity ownership interests in the Tucson St. Mary's hotel. On April 29,1998, the Partnership acquired the InnSuites Hotel San Diego for $5,148,000. The Partnership invested $1,448,000 in cash (of which $1,348,000 was drawn under the Company's secured revolving line of credit with Pacific Century Bank) and became obligated for $3,700,000 in seller financing in the form of two promissory notes secured by mortgage trust deeds on the property. On June 1, 1998, the Partnership acquired 100% of the ownership interests in an 185-suite InnSuites Hotel located in Buena Park, California for $7,100,000. The Partnership assumed $4,103,000 in mortgage debt and other obligations and issued 628,052 limited partnership units to Wirth and Steven S. Robson, Trustee of the Company (of which 13,034 units were subsequently paid to a third party as an advisory fee), who each held a 50% equity interest in the Buena Park hotel.

         At October 31, 1998, the Company owned interests in nine hotels through its sole general partner interest in the Partnership and 100% of a tenth hotel through RRF Sub Corp., a wholly-owned subsidiary of the Company. (Unless the context indicates otherwise, all references to the Partnership shall include RRF Sub Corp.) In order for the Company to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT"), neither the Company nor the Partnership can operate the hotels. Therefore, each of the hotels is leased to, and operated by, InnSuites Hotels, Inc. (formerly known as Realty Hotel Lessee Corp., the "Lessee") pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee also holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Mr. Wirth and his wife. The Company's principal source of revenue is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the hotels. Therefore, management believes that a discussion of the pro forma operating results of the Lessee is important to an understanding of the business of the Company. The following discusses (i) the Company's pro forma results of operations for the nine months ended October 31, 1998 and October 31, 1997; and
(ii) the Lessee's pro forma results of operations for the nine months ended September 30, 1998 and September 30, 1997.

                              RESULTS OF OPERATIONS

ADOPTION OF EITF 98-9

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. In the second quarter, the Company adopted the provisions of EITF 98-9 and elected to restate the first quarter results of 1998 in accordance with the new pronouncement. The effect of the change on the three months ended April 30, 1998 was to decrease lease revenues of $1,053,000 and, therefore, net income applicable to shareholders by $262,000 ($.16 per share -- basic and diluted) to income of $173,000 ($.10 per share -- basic and diluted). Effective August 1, 1998, the Company amended its percentage lease agreements to eliminate the annualization of interim hotel revenues. As a result, in the third quarter the Company recognized as revenues $738,674 of previously deferred lease revenues. During the third quarter, accounting for contingent rent under EITF 98-9 was rescinded. As such, the Company will not restate the first quarter results of fiscal 1999.

PRO FORMA RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

         For the nine months ended October 31, 1998, the Company had pro forma revenues of $8.3 million compared to $7.5 million for the nine months ended October 31, 1997, an increase of $.8 million (10.7%). This was due to a $.8 million increase in Percentage Lease revenues in 1998 caused by a 3.0% increase in occupancy at the hotels and a $1.54 increase in the average daily rate (ADR) at the hotels. Total expenses increased $.9 million from $7.3 million in the nine months ended October 31, 1997 to $8.2 million in the nine months ended October 31, 1998. An increase of $.6 million in general and administrative expenses was due to increased legal and accounting and advisory expenses. Overall, the Company improved net income applicable to common shares to $.10 million for the nine months ended October 31, 1998, a decrease of $.08 million (44%), from $.18 million for the nine months ended October 31, 1997 and earnings per common share (basic and diluted) declined to $.05 from $.09 for the same respective periods.

PRO FORMA RESULTS OF OPERATIONS OF LESSEE

         For the nine months ended September 30, 1998, the Lessee had pro forma revenues of $20.3 million compared to $19.8 million for the nine months ended September 30, 1997. This was due to consistent occupancy in 1998 and 1997 and a $3.09 increase in ADR from 1997 to 1998. Total expenses decreased from $22.6 million in the nine months ended September 30, 1997 to $21.9 million in the nine months ended September 30, 1998.

         Room revenues increased $.3 million, or 1.6%, from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. This was driven by an increase in ADR of $1.54, along with a 3.0% increase in occupancy from period to period. This was attributable to the general improvement in the business travel and tourism industries, offset by some new competition in the markets where the hotels operate and the InnSuites' refurbishment program. Food and beverage revenue declined $.06 million or 5.4% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 relating to reduced food and beverage revenue at the Scottsdale and Tucson St. Mary's hotels and expansion of food service, including room service at two of the other hotels.

         Departmental expenses grew by $.46 million, or 6.0%, between the years because of increased payroll costs, general inflationary pressures and increased occupancy. These costs grew as a percentage of revenues from 33.8% in 1997 to 35.3% in 1998.

ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

    Comparison of the nine months ended October 31, 1998 with 1997

         For the nine months ended October 31, 1998, the Company had revenues of $7.7 million compared to $1.4 million for the nine months ended October 31, 1997, an increase of $6.3 million, reflecting the inclusion of lease revenues of $7.7 million in the nine months ending October 31, 1998 following the formation transactions and the absence of $1.4 million of revenue from rental of real estate held for sale (the Carbon & Carbide Building) which was sold in September 1997. Total current year expenses of $6.1 million represented a $4.4 million increase over expenses of $1.8 million in the nine months ended October 31, 1998 due to inclusion of $1.8 million in depreciation, $1.5 million in mortgage interest paid, $.83 million in property taxes, insurance and ground rent paid and $.5 million in advisory fees paid to Mid-America ReaFund Advisors, Inc., a related party, which were all associated with the ownership of the hotels in the nine months ending October 31, 1998 compared to no similar expenses in the nine months ended October 31, 1997 when the Company owned no hotels. General and administrative expense increased $.8 million from $.2 million in the nine months ended October 31, 1997 to $1.0 million in the nine months ended October 31, 1998 due to increased expenses related to administering the hotel portfolio.
Expenses related to the operation of the Carbon & Carbide Building of $1.4 million incurred in the nine months ending October 31, 1997 were not incurred in the nine months ending October 31, 1998 due to the sale of that building in September 1997. Net income before minority interest of $1.5 million in the nine months ended October 31, 1998 represented a $1.9 million improvement over the $.4 million loss incurred in the nine months ended October 31, 1997. After deducting minority interest of $1.4 million, net income applicable to common shares of $.12 million and earnings per share of $.07 for the nine months ended October 31, 1998 represented an increase of $.51 million over the $.39 million loss ($.38 per share) incurred in the nine months ended October 31, 1997. Funds from Operations (FFO), which represents net income plus non-cash charges, including depreciation and amortization, increased from ($.39) million or ($.38) per share in the nine months ended October 31, 1997 to $3.4 million or $.36 per share/unit in the nine months ended October 31, 1998. Cash available for distribution (CAD) which is FFO less amortization of debt and reserves for repairs and replacements (4% of gross revenue) was $1.4 million or $.15 per share/unit for the nine months ended October 31, 1998 compared to $.38 million and $(.38) per share for the nine months ended October 31, 1997.

    Comparison of the quarter ended October 31, 1998 with 1997

         For the quarter ended October 31, 1998, the Company had revenues of $2.9 million compared to $.3 million for the quarter ended October 31, 1997, an increase of $2.6 million, reflecting the inclusion of lease revenues of $2.9 million in the quarter ending October 31, 1998 following the formation transactions and the absence of $.3 million of revenue from rental of real estate held for sale (the Carbon & Carbide Building) which was sold in September 1997. Total expenses of $2.1 million in the quarter ended October 31, 1998 represented a $1.6 million increase over expenses of $.5 million in the quarter ended October 31, 1997 due to inclusion of $.74 million in depreciation, $.45 million in mortgage interest paid, $.2 million in other interest paid, $.28 million in property taxes, insurance and ground rent paid and $.18 million in advisory fees paid to Mid-America ReaFund Advisors, Inc., which were all associated with the ownership of the hotels in the quarter ending October 31, 1998 compared to no similar expenses in the quarter ended October 31, 1997 when the Company owned no hotels. General and administrative expense increased $.15 million from $.06 million in the quarter ended October 31, 1997 to $.21 million in the quarter ended October 31, 1998 due to increased expenses related to administering the hotels. Expenses related to the operation of the Carbon & Carbide Building of $.39 million incurred in the quarter ending October 31, 1997 were not incurred in the quarter ending October 31, 1998 due to the sale of that building in September 1997. Net income before minority interest of $.84 million in the quarter ended October 31, 1998 represented a $1.09 million increase over the $.25 million loss incurred in the quarter ended October 31, 1997. After deducting minority interest of $.79 million, net income applicable to common shares of $.045 million and income per share of $.02 for the quarter ended October 31, 1998 represented an increase of $.29 million over the $.25 million loss ($.24 per share) incurred in the quarter ended
October 31, 1997. FFO increased from ($.25) million or ($.24) per share in the quarter ended October 1, 1997 to $1.58 million or $.16 per share/unit in the quarter ended October 31, 1998. Cash available for distribution (CAD) which is FFO less amortization of debt and reserves for repairs and replacements (4% of gross revenue) was $(.88) million or $(.09) per share/unit for the quarter ended October 31, 1998 compared to $(.25) million and $(.24) per share for the quarter ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Outstanding mortgage debt increased from $17.7 million at January 31, 1998 to $23.4 million at October 31, 1998 due to mortgage debt assumed or incurred related to the acquisitions of the Tucson St. Mary's, San Diego and Buena Park hotels.

         Beyond the 4% reserve for refurbishment and replacements set aside annually, the Company has no present commitments for extraordinary capital expenditures other than $350,000 in anticipated refurbishing costs at the recently acquired InnSuites Hotel San Diego.

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

         The Company and the Lessee are currently in the process of upgrading their computer accounting programs and have commenced installing a new property management system along with necessary hardware. These new systems have been warranted to be Year 2000 compliant. The Company has estimated the total cost which will be incurred in connection with these installations to be approximately $400,000, which will be capitalized and amortized over seven years. The Company believes that such costs will not result in a material adverse effect on its financial condition or results of operations.

         These new systems represent virtually all of the Company's computer systems. However, the Company cannot predict the effect of the Year 2000 problem on vendors, customers and other entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 problem on such entities will not adversely affect the Company's operations.

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

                                     PART II

                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         Effective September 23, 1998, the Company changed its name to InnSuites Hospitality Trust to recognize the Company's focus on the ownership and operation of hotels. To reflect the name change, the Company changed its New York Stock Exchange ticker symbol to "IHT".


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)
         EXHIBIT
          NUMBER                              EXHIBIT
          ------                              -------

           3.1 Second Amended and Restated Declaration of Trust (incorporated by reference to Annex A of the Company's definitive Proxy Statement, filed with the Securities and Exchange Commission on May 5, 1998).

           27.1             Financial Data Schedule.  (1)

----------
(1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.


(b)      REPORTS ON FORM 8-K.

1. Current Report on Form 8-K filed September 2, 1998, in connection with the acquisition of interests in a Buena Park, California hotel property.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 1998   INNSUITES HOSPITALITY TRUST (Registrant)

                            By:
                                --------------------------------------------
                                Gregory D. Bruhn, Executive Vice President,
                                Chief Financial Officer, Treasurer and Secretary