Form 10-K405
period 1999-01-31
INNSUITES HOSPITALITY TRUST
filed 1999-05-17
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 1999.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to         .
                                        --------    --------

                           Commission File No. 1-7062
                                              ---------


                           InnSuites Hospitality Trust
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Ohio                                            34-6647590
------------------------------------------              ---------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

InnSuites Hotels Centre, 1625 E. Northern Avenue,
            Suite 201, Phoenix, Arizona                               85020
---------------------------------------------------------           ----------
   (Address of Principal Executive Offices)                         (ZIP Code)

Registrant's Telephone Number, including area code    (602) 944-1500
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                     Name of Exchange on Which Registered
--------------------                    ------------------------------------
Shares of Beneficial                            American Stock Exchange
Interest, without
par value


Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


                      [Cover Continued on Following Page ]

                      [Cover Continued From Previous Page]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of May 12, 1999: $3,872,864.

Number of shares of voting stock outstanding as of May 12, 1999: 2,341,374


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Proxy Statement for the July 12, 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I
                                    ---------


Item 1.  BUSINESS.
         ---------

Introduction to Our Business

         InnSuites Hospitality Trust (formerly known as Realty ReFund Trust)(the "Trust") was organized in 1971 and operates as an unincorporated Ohio real estate investment trust. On January 31, 1999, the Trust owned, through RRF Sub Corp., a wholly-owned subsidiary, an InnSuites(R) hotel located in Scottsdale, Arizona and an 17% sole general partner interest in RRF Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). Events subsequent to January 31, 1999 have increased the Trust's general partner interest in the Operating Partnership to approximately 42%. The Operating Partnership, on January 31, 1999, owned or controlled interests, directly or indirectly, in nine InnSuites(R) hotels located in Arizona and southern California (all ten InnSuites(R) hotels are hereinafter referred to as the "Hotels"). The Trust employs five people.

         The Hotels feature 1,665 hotel suites and operate as moderate- and full-service hotels which apply an operating philosophy formulated in 1980 by James F. Wirth, current Chairman, President and Chief Executive Officer of the Trust. Initially, the Trust attempts to acquire under-performing hotel properties below replacement cost. Through intensive refurbishment and management programs, the Trust repositions the acquired hotels as studio and two-room suite hotels that offer services such as free breakfast buffets, complementary afternoon social hours and well-appointed kitchen areas.

         The Trust has elected to be taxed as a real estate investment trust ("REIT"), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder (all as amended, the "Code"). In order to maintain its REIT tax status, the Trust has affiliated with certain other hotel hospitality companies. Through one such affiliation, RRF Sub Corp. and the Operating Partnership lease the Hotels to InnSuites Hotels, Inc. (the "Initial Lessee"). The Initial Lessee pays rent to RRF Sub Corp. and the Operating Partnership pursuant to lease agreements providing for periodic rental payments based primarily upon the revenues of the Hotels ("Percentage Leases"). The Trust obtains income from cash distributions made by RRF Sub Corp. and the Operating Partnership and those distributions largely depend upon those entities' earnings under the Percentage Leases.

         Further affiliations involve managing the Hotels and licensing the InnSuites brand. The Initial Lessee currently operates and manages all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc. (the "Management Company"). Pursuant to management contracts, the Initial Lessee pays the Management Company an annual management fee of 2.5% of gross room and other revenues for property management services. The Initial Lessee pays InnSuites Licensing Corp. an annual licensing fee of 2.5% of gross room and other revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western(R) or Holiday Inn(R)) for trademark and licensing services relating to the use of the InnSuites(R) name and marks.

Historical Operations and The Formation Transactions

         Until January 31, 1998, the Trust specialized in wrap-around mortgage lending, whereby the Trust offered borrowers a total mortgage loan (the wrap-around loan), the principal amount of which equaled the balance outstanding on an existing prior mortgage loan on the borrower's property, plus an additional amount supplied by the Trust, on existing income-producing commercial, industrial and multi-unit residential real property. The Trust originated no new mortgage loans since the fiscal year ended January 31, 1995 and the final two outstanding mortgage loans receivable matured and were fully paid and canceled during the fiscal year ended January 31, 1998.

         In August 1996, the Trust began to evaluate a combination with Hospitality Corporation International ("HCI"), an Arizona corporation owned by James F. Wirth and his wife, which controlled seven all-suite hotel properties, comprising 1,036 hotel studio and two-room suites, in Tucson, Phoenix, Scottsdale, Tempe, Flagstaff and Yuma, Arizona and in Ontario, California (the "Initial Hotels"). HCI proposed a series of transactions resulting in a combination of the Initial Hotels with the Trust.

         In late October 1996, the Trust and HCI reached a preliminary agreement as to the framework of the proposed transactions, culminating in the execution of a definitive Formation Agreement on December 27, 1996 (the "Formation Agreement"). The execution of the Formation Agreement was ratified and approved by the Trustees and by HCI's Board of Directors on February 14, 1997, at which time the Trust announced the proposed transaction to the public. At the 1997 annual shareholders' meeting held on January 28, 1998, the shareholders of the Trust approved the terms and execution of the Formation Agreement.

         The Formation Agreement provided for the organization of the Operating Partnership, of which the Trust would be the sole general partner, initially holding a 13.6% interest, with the former partners in the Initial Hotels investing as limited partners, receiving a collective 86.4% interest, and for restructuring the Trust into an "umbrella partnership REIT", or "UPREIT". The Operating Partnership acquired substantial interests in six of the Initial Hotels. The seventh hotel was acquired directly by RRF Sub Corp., a newly-formed Nevada corporation and wholly-owned subsidiary of the Trust. The Trust contributed $2,081,000 in cash to the Operating Partnership to obtain its initial 13.6% sole general partner interest.

         In accordance with the terms of the Formation Agreement, the previous Trustees and executive officers of the Trust resigned effective January 30, 1998. James F. Wirth, Gregory D. Bruhn, Marc E. Berg, Mark J. Nasca, Lee J. Flory and Edward G. Hill were appointed the new Trustees of the Trust effective January 30, 1998. Mr. Wirth was also appointed Chairman, President and Chief Executive Officer and Mr. Bruhn was also appointed Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Trust.

         The Operating Partnership has two outstanding classes of limited partnership interests, Class A and Class B, identical in all respects except that each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust. No particular conversion will be allowed, however, if a determination is made that such conversion would cause the Trust to no longer qualify as a REIT under the Code. A total of 2,174,931 Class A limited partnership units were issued to the former partners in the Initial Hotels. Class B limited partnership units may be converted only upon the approval of the Board of Trustees, provided that such conversion would not cause the Trust to fail to qualify as a REIT. A total of 4,017,361 Class B limited partnership units were issued to Mr. Wirth and certain of his affiliates in order to satisfy ownership concentration limitations placed upon REITs by the Code. The Partnership Agreement of the Operating Partnership subjects both general and limited partner units to restrictions on transfer.

         In addition to the restructuring, the Trust's investment advisor, Mid-America ReaFund Advisors, Inc. ("MARA"), which was owned by the Trust's former Co-Chief Executive Officers, Messrs. Krause and Berick, was acquired by Mr. Wirth and his wife. MARA provided investment advisory and consulting services to and administered the day-to-day investment operations of the Operating Partnership and the Trust under the supervision of the Trustees pursuant to an Advisory Agreement executed between the Operating Partnership and MARA. The Advisory Agreement was terminated as of January 1, 1999. See "Advisory Agreement and MARA" below.

         Certain other formation transactions occurred, as contemplated by the Formation Agreement. The Trust, through its wholly-owned subsidiary, RRF Sub Corp., executed an Agreement of Merger, dated as of January 30, 1998, pursuant to which RRF Sub Corp. merged into and with Buenaventura Properties, Inc. ("BPI"), an Arizona corporation owned by Mr. Wirth and his wife. By virtue of the merger, the 1,000,000 shares of issued and outstanding BPI common stock were converted into the right to receive 647,231 Shares of Beneficial Interest of the Trust with an approximate aggregate value of $3,074,348, representing the independently appraised value of the InnSuites Hotels Scottsdale/El Dorado Park Resort.

Hotel Acquisitions following the Formation Transactions

         Following the Formation Transactions, the Operating Partnership acquired three additional all-suite hotels. First, effective as of February 1, 1998, the Operating Partnership acquired the InnSuites Hotels Tucson St. Mary's located in Tucson, Arizona. The total consideration for the acquisition was $10,820,000 and was based upon an appraisal conducted by an independent third party. Mr. Wirth and his wife indirectly owned the Tucson St. Mary's hotel property. Second, on April 29, 1998, the Operating Partnership acquired the Lafayette Hotel Ramada Inn & Conference Center located in San Diego, California. The Operating Partnership paid $5,148,000 for this hotel property based on arms-length negotiations with the owners of that property. Third, the Operating Partnership acquired the InnSuites Hotel located in Buena

Park, California, effective June 1, 1998. The total consideration for the acquisition was $7,100,000 and was based upon an appraisal conducted by an independent third party. James F. Wirth and Steven S. Robson indirectly owned the Buena Park hotel property. Subsequent to this acquisition, Mr. Robson was elected as a Trustee of the Trust by the shareholders of the Trust.

         The Trust believes that the greatest opportunities for revenue growth and profitability will arise from the skillful management and repositioning of current and future acquired hotel properties. The Trust's primary business objectives are to maximize current returns to its shareholders through increases in cash flow available for distribution and to increase long-term total returns to shareholders. The Trust will seek to achieve these objectives through (i) participation in increased revenues from the Hotels pursuant to the Percentage Leases by intensive management and marketing, and (ii) selective acquisitions and expansion of the InnSuites Hotels system in California and in the southwestern United States.

Competition in the Hotel Industry

         The hotel industry is highly competitive. Each of the Hotels experiences competition primarily from other mid-market hotels in its immediate vicinity, but also competes with other hotel properties in other geographic markets. While none of the Hotels' competitors dominate any of the Trust's geographic markets, some of those competitors have substantially greater marketing and financial resources than the Trust and the Operating Partnership. A number of additional hotel property developments have been announced or have recently been completed by competitors in a number of the Hotels' markets, and additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenues of the Hotels in such competitive markets.

         The Trust has chosen to focus its initial hotel investments in Arizona and southern California. Particularly, the Trust has a concentration of assets in the metropolitan Phoenix, Arizona market. In the Phoenix, Arizona market, hotel room supply is increasing faster than the rate of demand. Supply rates are also generally increasing faster than demand rates in the Flagstaff, Tucson and Yuma, Arizona and Ontario, California markets. The Buena Park and San Diego, California markets continue to support balanced supply and demand.

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


Seasonality of the Hotel Business

         The hotel business is seasonal in nature. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause significant fluctuations in the Trust's quarterly lease revenue under the Percentage Leases. The hotels located in northern Arizona and California historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business.


Advisory Agreement and MARA

         The Operating Partnership was a party to an Advisory Agreement with MARA pursuant to which the Operating Partnership received certain investment advisory and administrative services regarding the day-to-day investment operations of the Hotels and pursuant to which MARA was responsible for providing the Operating Partnership and the Trust with a continuing and suitable investment program. The Advisory Agreement was terminated as of January 1, 1999. To terminate the Advisory Agreement the Operating Partnership paid $256,000 ($225,000 repayment of principal plus $31,500 of accrued interest) and on February 1, 2000 is obligated to pay $240,750 ($225,000 repayment of principal plus $15,750 of accrued interest) to satisfy two promissory notes which were originally issued by Mr. Wirth and his wife when they acquired MARA in January 1998. Additionally, the Operating Partnership issued 67,000 Class B limited partnership units to MARA and MARA forgave
$85,331 in net liabilities in exchange for the termination of the Advisory Agreement. These amounts were recorded as one-time fourth quarter charges of the Operating Partnership.

         Pursuant to the Advisory Agreement, MARA received, subject to certain limitations, (a) a monthly fee equal to 1/12th of 1% of the appraised value of the total assets of the Operating Partnership during the next preceding month;
(b) 15% of the commitment fees received by the Operating Partnership for any stand-by or gap commitment relating to a mortgage loan which is not closed; and
(c) an incentive fee equal to 10% of the amount, if any, by which the net profits of the Operating Partnership exceed 8% of the monthly average net worth of the Operating Partnership for the year, plus 10% of the net realized capital gains of the Operating Partnership for such year less accumulated net realized capital loss. MARA was required to refund to the Operating Partnership the amount, if any, by which the operating expenses of the Operating Partnership in any fiscal year exceed the lesser of (x) 1 1/2% of the appraised value of the total assets of the Operating Partnership for such fiscal year or (y) 25% of the net income of the Operating Partnership for such fiscal year. For the twelve months ended January 31, 1999, the Operating Partnership paid MARA $364,041 for advisory and management services pursuant to the Advisory Agreement.

Financial Information

         See "Item 6 -- Selected Financial Data" herein for information regarding the Trust's revenues, net income (loss) and total assets.

Item 2.  PROPERTIES.
         -----------

         The Trust maintains its headquarters at the InnSuites Hotels Centre in Phoenix, Arizona. The Trust directly owns no real property. At January 31, 1999, the Operating Partnership owned or controlled interests in nine hotels and the Trust, through its wholly-owned subsidiary, RRF Sub Corp., owned one hotel located in Scottsdale, Arizona. All of the Hotels are operated as InnSuites(R) Hotels, while three are also marketed as Best Western(R) hotels and one is also marketed as a Holiday Inn(R) Hotel and Suites. All of the Hotels are managed by the Management Company and operate in the following locations:

                                                    NUMBER       YEAR OF CONSTRUCTION/     MOST RECENT
PROPERTY                                           OF SUITES           ADDITION            RENOVATION
--------                                           ---------     -------------------       -----------
InnSuites Hotels
Phoenix Best Western.................................  123                    1980               1996

InnSuites Hotels Tempe/
Phoenix Airport/South Mountain.......................  170                 1982/1985             1996

InnSuites Hotels Tucson,
Catalina Foothills Best Western .....................  159                 1981/1983             1996

InnSuites Hotels
Yuma Best Western....................................  166                 1982/1984             1996

Holiday Inn Airport Hotel and
Suites/Ontario(an InnSuites Hotel) ..................  150                    1990               1996

InnSuites Hotels Flagstaff/
Grand Canyon.........................................  134                 1966/1972             1997

InnSuites Hotels Scottsdale/
El Dorado Park Resort ...............................  134                    1980               1996

InnSuites Hotels Tucson St. Mary's...................  297                 1960/1971             1997

InnSuites Hotels San Diego...........................  147                 1946/1989             1998

InnSuites Hotels Buena Park..........................  185                 1972/1980             1998
                                                       ---

Total suites                                          1665



Item 3.  LEGAL PROCEEDINGS.
         ------------------

         The Trust is not a party, nor are its properties subject to, any material litigation or environmental regulatory proceedings.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth fiscal quarter ended January 31, 1999.

                                   PART II
                                   -------

Item 5.  MARKET FOR THE TRUST'S SHARES AND RELATED SECURITY HOLDER MATTERS.
         ------------------------------------------------------------------

         Until February 23, 1999, the Trust's Shares of Beneficial Interest were traded on the New York Stock Exchange under the symbol "IHT". Since April 7, 1999, the Trust's Shares of Beneficial Interest have been traded on the American Stock Exchange under the symbol "IHT". On May 12, 1999, the Trust had 2,341,374 shares outstanding and 638 holders of record.

         The following table sets forth, for the periods indicated, the high and low sales prices of the Trust's shares of beneficial interest, as quoted by the New York Stock Exchange, as well as dividends declared thereon:

     Fiscal Year 1999                                                  High           Low       Dividends
     ----------------                                                  ----           ---       ---------
         First Quarter                                                 4 3/8          4 1/16       --
         Second Quarter                                                5 3/8          4 1/4        --
         Third Quarter                                                 5 1/2          3 13/16     .10
         Fourth Quarter                                                3 15/16        2 15/16      --

     Fiscal Year 1998                                                  High           Low       Dividends
     ----------------                                                  ----           ---       ---------
         First Quarter                                                 5 3/8          4 1/2        .10
         Second Quarter                                                4 7/8          4 3/8        .05
         Third Quarter                                                   5            4 5/8         --
         Fourth Quarter                                                4 11/16        4 1/4         --


         The Trust intends to maintain a conservative dividend policy to facilitate internal growth prior to issuing additional equity. Once the Trust secures the proceeds of the issuance of additional equity, a review of its dividend policy is planned.


Item 6.  SELECTED FINANCIAL DATA.
         ------------------------

         The following selected financial data of the Trust for the five fiscal years ended January 31, 1999, has been derived from the audited financial statements of the Trust. The financial statements of the Trust for the four fiscal years ended January 31, 1998 were audited by Arthur Andersen LLP, independent public accountants. The financial statements of the Trust for the fiscal year ended January 31, 1999 were audited by KPMG LLP, independent public accountants. All of the data should be read in conjunction with the respective financial statements and related notes included herein.


                             1999              1998           1997         1996         1995

Total revenues            $ 9,909,758        $ 1,421,979    $3,915,506   $ 5,430,006   $ 6,592,051

Net income (loss)         $  (193,071)       $  (573,509)   $ (888,365)  $(7,554,351)  $   670,945

Earnings (loss)
per share-basic
and diluted               $      (.10)       $      (.56)   $     (.87)  $     (7.40)  $       .66

Cash dividends
paid and declared
per share                 $       .10        $       .15    $      .40   $       .50   $       .80

Total assets              $67,804,770        $43,619,639    $6,416,123   $24,555,330   $45,165,356

Bank and other
borrowings                $36,924,834        $22,428,880    $2,300,000   $10,795,000   $16,810,000

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

Overview

         On January 31, 1998, the Trust contributed $2,081,000 to the Operating Partnership in exchange for a 13.6% general partner interest therein. The Trust is the sole general partner of the Operating Partnership. The Operating Partnership issued limited partnership interests representing 86.4% of the Operating Partnership to acquire six hotel properties from various entities. In addition, through RRF Sub Corp., the Trust issued 647,231 Shares of Beneficial Interest in exchange for all of the outstanding shares of a corporation controlled by James F. Wirth and his wife which owned the InnSuites Hotels Scottsdale/El Dorado Park Resort located in Scottsdale, Arizona. Effective February 1, 1998, the Operating Partnership acquired 100% of the ownership interests in the InnSuites Hotels Tucson St. Mary's located in Tucson, Arizona for $10,820,000. The Operating Partnership assumed $7,803,000 in mortgage debt and other obligations and issued 669,933 Class B limited partnership units to James F. Wirth and his wife (of which 28,800 units were subsequently paid to third parties as advisory fees), who each owned a 50% equity ownership interest in the InnSuites Hotels Tucson St. Mary's. On April 29, 1998, the Operating Partnership acquired the InnSuites Hotels San Diego for $5,148,000. The Operating Partnership invested $1,448,000 in cash (of which $1,348,000 was drawn under a credit facility) and became obligated for $3,700,000 in seller financing in the form of two promissory notes secured by mortgage trust deeds on the property. Effective June 1, 1998, the Operating Partnership acquired 100% of the ownership interests of the InnSuites Hotels Buena Park/Anaheim for $7,100,000. The Operating Partnership assumed $4,116,754 in mortgage debt and other obligations and issued 681,739 limited partnership units to James F. Wirth and Steven S. Robson (of which 13,304 units were subsequently paid to a third party as an advisory fee), who each held a 50% equity ownership interest in the InnSuites Hotels Buena Park/Anaheim. On August 11, 1998, the Trust satisfied a $2.65 million participating mortgage obligation related to the Ontario Hospitality Properties Limited Partnership and caused the Operating Partnership to issue 133,492 Class B Units in the Operating Partnership to James F. Wirth and his affiliates for their respective interests.

         Having completed the acquisitions of the Hotels and having satisfied the Ontario participating mortgage, at January 31, 1999 the Trust held a 17% interest in nine of the Hotels through its sole general partner interest in the Operating Partnership and 100% of the Scottsdale hotel through RRF Sub Corp. In order for the Trust to qualify as a REIT, neither the Trust nor the Operating Partnership can operate the Hotels. Therefore, each of the Hotels is leased to the Initial Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Initial Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each of the Hotels. The Initial Lessee is owned 9.8% by the Management Company, an entity owned by Mr. Wirth and his wife. The Trust's principal source of revenue is lease payments pursuant to the Percentage Leases. The Initial Lessee's ability to make payments to the Operating Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. Therefore, management believes that a discussion of the pro forma operating results of the Initial Lessee and the historical operating results of the Hotels are important to an understanding of the business of the Trust. The following discusses (i) the historical results of the Trust for the years ended January 31, 1999 and January 31, 1998; (ii) the Trust's pro forma results of operations for the years ended January 31, 1998 and January 31, 1999; (iii) the Initial Lessee's pro forma results of operations for the years ended December 31, 1997 and December 31, 1998; and (iv) the historical results of the Hotels for the years ended December 31, 1996, 1997 and 1998.


General

         Results of operations are best explained by three key performance indicators: occupancy, average daily rate (calculated as total room revenue divided by number of rooms sold) (known as "ADR"), and revenue per available room (calculated as total room revenue divided by number of rooms available) (known as "REVPAR"). Increases in REVPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs. Increases in REVPAR attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management fees and franchise and license fees.


Pro Forma Results of Operations for the Consolidated Company

         The following table sets forth key indicators for all of the Hotels combined (which includes the hotels under renovation), and are useful in understanding the underlying changes in the percentage rent for the Trust during the pro forma years ended January 31, 1997, 1998 and 1999.


                                                              ALL HOTELS
                                                           (INCLUDES HOTELS
                                                           UNDER RENOVATION)
                                                        YEAR ENDED JANUARY 31,
                                                        ----------------------
      KEY FACTORS(1)                             1999            1998              1997
      --------------                           --------        --------         ---------
      Occupancy                                   67.3%           61.4%            60.6%
      Average Daily Rate (ADR)                  $66.77          $66.21           $63.88
      Revenue Per Available
      Suite (REVPAR)                            $44.93          $40.65           $38.70

(1) No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the years ended January 31, 1999 and January 31, 1998

         During the fiscal year ended January 31, 1998, the Trust terminated its previous wrap-around mortgage business and disposed of its final real estate asset, an office building in Chicago which was sold in the third quarter of fiscal 1998. As a result of a change in investment focus, the Trust indirectly acquired the seven initial InnSuites Hotels on January 31, 1998.

         Results of operations for the Trust for the fiscal year ended January 31, 1999 reflected one full-year of operations of the Initial Hotels, plus additional full- or partial-year operations of the three hotels acquired during fiscal 1999.

Total revenue of the Trust for the twelve months ended January 31, 1999 was $9,909,758 in its first full-year of operations. Of this revenue, rent revenue from the ten hotels totaled $9,886,008. Included in this amount was rent revenue attributable to the Scottsdale hotel of $699,997. Interest income for the period was $23,750.

         For the fiscal year ended January 31, 1998, the Trust reported a loss of $(573,509) or $(.56) per share. For the fiscal year ended January 31, 1999, the Trust reported a loss of $(193,071) or $(.10) per share.

         While the revenues of the Trust increased significantly from $1,421,979 for the fiscal year ended January 31, 1998 to $9,909,758 for the fiscal year ended January 31, 1999, the Trust reported a net loss of $(193,071). That total net loss, however, was reduced from a net loss of $(573,509) in fiscal 1998.
The results for the fiscal year ended January 31, 1999 included multiple fourth quarter charges, resulting from the recognition of a provision for uncollectable receivables ($900,000), net charge necessary to terminate the advisory agreement between the Operating Partnership and MARA ($499,000), and the recognition of expenses relating to stock options ($184,000). In addition, unusual legal and professional fees are included in fiscal 1999 expenses. Without the aforementioned fourth quarter charges, the Trust's earnings per share for the fiscal year ended January 31, 1999 would have improved by $.16 per share to a net income of $.06 per share for the year.

Pro Forma Results of the Trust

         The unaudited pro forma financial information set forth below for the Trust is presented as if the Hotels had been acquired as of February 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Trust would have been assuming the Hotels had been acquired as of February 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                             PRO FORMA
                                                             YEAR ENDED
                                                             JANUARY 31,
                                                        1998              1999
                                                   ------------      ------------
                                                     (UNAUDITED, IN THOUSANDS)
Percentage Lease Revenue ....................      $      9,929      $     10,409
Interest Income .............................                55                24
                                                   ------------      ------------
         Total Revenues .....................             9,984            10,433
                                                   ------------      ------------
Interest Expense on Mortgage and Other
         Notes Payable ......................      $      2,536      $      2,958
Depreciation and Amortization ...............             2,512             2,364
General and Administrative ..................             1,429             4,001
Real Estate and Personal Property Taxes and
         Casualty Insurance and Ground Rent .             1,133             1,269
Minority Interest ...........................             2,115                27
                                                   ------------      ------------
         Total Expenses and Minority Interest             9,725            10,619
                                                   ------------      ------------
Net Income Attributable to Shares of
         Beneficial Interest ................      $        259      $       (186)
                                                   ============      ============
Net Income Per Share-basic and diluted ......      $        .25      $       (.10)
                                                   ============      ============


         For the year ended January 31, 1999, the Trust had pro forma revenues of $10.4 million from the Percentage Leases that would have been in place at the Hotels. The Trust had $24,000 in interest income compared to $55,000 in interest income from mortgage investments in 1998 due to loan repayments during fiscal 1999. Expenses included interest expense related to the mortgage notes payable, notes payable to banks and notes payable to affiliated parties. Interest expense increased by $420,000 in fiscal 1999 compared to fiscal 1998 due to refinancing costs of capital improvements and the acquisition of new properties. Net income to shareholders (after minority interest) decreased to a pro forma $(186,000) from $259,000 due to increased general and administrative expenses such as legal and accounting fees and charges relating to allowances for uncollectable rent receivable, the termination of an advisory agreement with MARA, and charges for stock option grants.

         For the year ended January 31, 1998, the Trust had pro forma revenues of $9.9 million from the Percentage Leases that would have been in place at the Hotels. The Trust also had $55,000 in interest income from mortgage notes which were repaid during the fiscal year. Expenses included interest expense related to the mortgage notes and a note payable to an affiliated party.

Pro Forma Results of Operations of Lessee

         The unaudited pro forma financial information set forth below for the Initial Lessee is presented as if the acquisition of the Hotels and the beginning of the relevant lease years had occurred on January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Initial Lessee would have been assuming the acquisition of the Hotels had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                     LESSEE

              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

                                                1997         1998
                                              PRO FORMA    PRO FORMA
                                               LESSEE        LESSEE
                                             ----------   -----------
REVENUES:
Room revenue                                  $ 23,901      $ 25,259
Food and beverage revenue                        1,463         1,299
Other revenue                                      898         1,664
                                              --------      --------
         Total Revenues                         26,262        28,222
                                              --------      --------

EXPENSES:
Departmental expenses of Hotels:
         Room                                    7,345         8,966
         Food and beverage                       1,614         1,147
General and administrative                       1,114         2,854
Advertising and promotion                        1,165         2,116
Utilities                                        1,489         1,626
Management fees                                    958           667
Franchisor royalties and other charges             836           797
Repairs and maintenance                          3,540         1,894
Real estate and personal property taxes,
         insurance, and ground rent                106           106
Interest expense                                     -           -
Depreciation and amortization                        -           -
Percentage Lease payments                        9,161        10,342
                                              --------      --------
         Total Expenses                         27,328        30,515
                                              --------      --------
PRO FORMA INCOME (LOSS)BEFORE
         EXTRAORDINARY ITEMS                  $ (1,066)     $ (2,293)
                                              ========      ========

         For the year ended December 31, 1998, the Lessee had pro forma total revenues of $28.2 million compared to $26.3 million for the year ended
December 31, 1997, an increase of $1.9 million (7.5%). This was due to increases in occupancy from 61.4% for the twelve months ended January 31, 1998 to 67.3% for the twelve months ended January 31, 1999 and an increase in ADR from $66.21 to $66.77 for the same respective periods. Total expenses increased $3.2 million from $27.3 million in the year ended December 31, 1997 to $30.5 million in the year ended December 31, 1998. The decreases in expenses shown above were consistent with the change in the ownership structure after the formation transactions, with the underlying ownership companies having holdings of property, furniture, fixtures and equipment. The increases in expenses shown above were consistent with the additional hotels and increased occupancy described above. The increases in advertising and promotion and percentage lease payments were due to enhancement of the "Suite Concept" and the execution of the long term leases with the Trust. Room costs and overhead were high due to the ongoing multi-year refurbishment program of the existing and newly acquired Hotels. The larger increase in expenses ($3.2 million) as compared to the $1.9 million increase in revenues resulted in a $2.3 million loss in the year ended December 31, 1998 as compared to the $1.0 million loss for the year ended December 31, 1997.

         Mr. and Mrs. Wirth's management and trademark corporations have agreed to subordinate their receipt of management fees and trademark fees from the Initial Lessee, to the extent that Flagstaff has not generated sufficient operating cash flow to meet its $250,000 minimum annual rent payment in 1999, 2000 and 2001. The elimination of the maintenance expense associated with refurbishment and Mr. Wirth's subsidy of Flagstaff should enable the Initial Lessee to generate a positive cash flow.

Results of Operations of the Hotels

         The following table sets forth certain combined historical financial information for the Hotels, as a percentage of revenues, for the periods indicated.

                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1998           1997           1996
                                        --------       --------       --------
FINANCIAL DATA
Room revenue .....................        89.2%          94.4%          96.1%
Food and beverage revenue ........         4.7            2.6            1.1
Other revenue ....................         6.1            3.0            2.8
                                      --------       --------       --------
         Total revenue ...........       100.0          100.0          100.0
                                      --------       --------       --------
Departmental and other expenses ..        71.1           68.8           70.1
Real estate and personal property
         taxes, insurance and rent         0.4            0.4            4.8
Depreciation and amortization ....          --             --            6.3
Percentage Rent ..................        36.6           34.9             --
Interest expense .................          --             --            8.6
                                      --------       --------       --------
Income before extraordinary items         (8.1)          (4.1)          10.2
Extraordinary item-gain on early
         extinguishment of debt ..          --             --            1.7
                                      --------       --------       --------
Net income .......................        (8.1)%         (4.1)%         11.9%
                                      ========       ========       ========


Comparison of the year ended December 31, 1998 with 1997

         Room revenues increased $1.4 million, or 5.7% from 1997 to 1998. This was driven by increases in ADR at almost all of the Hotels, along with an increase in occupancy. These increases were attributable to the general improvement in the business travel and tourism industries, lack of any significant new competition in the markets where the Hotels operate and the InnSuites' refurbishment program. The gains in revenue were attributable to increases in occupancy and room rates during this period. The continuation of InnSuites' focus on maximizing REVPAR by focusing on increasing ADR while improving Occupancy during this period had a significant effect on revenues.

         Departmental and other expenses grew by $2.0 million, or 2.3%, between the years because of increased occupancy. These costs increased as a percentage of revenues from 68.8% in 1997 to 71.1% in 1998, as expenses were controlled in operations in room costs, general and administration, and management fees. As previously mentioned, promotion and advertising costs grew faster than revenues, primarily to integrate the new Hotels which represented a 60% increase in the InnSuites System based on the number of suites. Depreciation, amortization, property taxes and interest were not considered in 1998 due to changes in the ownership structure after the formation transactions.


         Net income decreased $1.2 million due to the transition of the acquired

Hotels to the InnSuites System and the refurbishment of the Hotels.

EBITA declined $1.3 million due to costs associated the acquisitions of the Tucson St. Mary's, Buena Park and San Diego hotel properties.

Comparison of the year ended December 31, 1997 with 1996

         Room revenues increased $1.19 million, or 6.7%, from 1996 to 1997. As can be seen by the growth of REVPAR, revenues as reported were driven by increases in ADR which occurred at almost all of the Hotels, along with an increase in occupancy. This was attributable in part to the general improvement in the business travel and tourism industries, lack of any new competition in the markets where the Hotels operate and InnSuites' refurbishment program which was substantially completed at the existing Hotels. The continuation of InnSuites' focus on maximizing REVPAR by focusing on increasing ADR while maintaining stable occupancy during this period had a significant effect on revenues.

         Departmental and other expenses increased by $1.96 million or 15.3% between the years, primarily because of an increase in maintenance expenses associated with the refurbishment program, the expansion of food service, increases in payroll costs, and general inflationary pressures. These costs increased slightly as a percentage of revenues from 70.1% in 1996 to 73.2% in 1997, as expenses grew faster than revenues, in particular, payroll costs. Depreciation and amortization expense increased slightly between 1996 and 1997.

         Interest expense increased $.28 million in 1997 compared to 1996 due to refinancing costs of capital improvements.

         Income before extraordinary items decreased $.54 million primarily due to increased expenses discussed above.

         The gain on early extinguishment of debt of $0.3 million recorded in May 1996 related to the extinguishment of debt at the Flagstaff property. No gain or loss from the extinguishment of debt were recognized in 1997.

         EBITDA declined $.18 million or 3.8% from 1996 to 1997. This was attributable to increases in expenses during the periods.


Liquidity and Capital Resources

         The Trust, through its ownership interest in the Operating Partnership, will have its proportionate share of the benefits and obligations of the Operating Partnership's ownership interests in the Hotels. The Trust's principal sources of cash to meet its cash requirements, including distributions to its shareholders, will be its share of the Operating Partnership's cash flow. The Operating Partnership's principal source of revenue will be rent payments under the Percentage Leases. The Initial Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Operating Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Initial Lessee to generate sufficient cash flow from hotel operations. During the fourth quarter of fiscal 1999, the Trust recorded a $900,000 charge to operations as a provision for bad debts. This charge reflects the Trust's assessment of the collectibility of its receivables which primarily consists of rent receivable from the Initial Lessee, based on an evaluation of the Initial Lessee's future cash flows.

         Beyond the 4% reserve for refurbishment and replacements set aside annually, an additional $140,000 for the Nova Front Desk Systems to be installed in 1999 in response to potential computer systems problems associated with the Year 2000, and $450,000 in anticipated refurbishing costs at the recently acquired InnSuites Hotels San Diego, the Trust has no present commitments for extraordinary capital expenditures.

         The Trust intends to acquire and develop additional hotels and expects to incur indebtedness to fund those acquisitions and developments. The Trust may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Trust's investments are insufficient to make the required distributions. The terms of the line of credit discussed below permit borrowings for that purpose, but impose certain limitations on the Trust's ability to engage in other borrowings.

         On April 16, 1998, the Trust obtained a $12 million Credit Facility from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate. By its terms, the Credit Facility will expire in approximately two years, subject to renewal. The terms of the Credit Facility require the Trust to maintain a net worth of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.50 to 1.0, a net operating income to debt service ratio of not less than 1.25 to 1.0, and a net operating income to debt service ratio of not less than 1.30 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business, or unreasonably suspend its business. The Trust obtained waivers for certain debt covenant violations occurring as of January 31, 1999. These waivers are ongoing and management has commenced negotiating with those banks to modify such covenants.

         The Trust may seek to increase the amount of its Credit Facility, negotiate additional credit facilities, or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

         The Trust will acquire or develop additional hotels only as suitable opportunities arise, and the Trust will not undertake acquisition or redevelopment of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the Credit Facility or other borrowings or from the proceeds of additional issuances of Shares of Beneficial Interest or other securities. There is no agreement or understanding to invest in any other properties, and there can be no assurance that the Trust will successfully acquire or develop additional hotels.

         The Operating Partnership will contribute to a Capital Expenditures Fund on a continuing basis, from the rent paid under the Percentage Leases, an amount equal to 4% of the Initial Lessee's revenues from operation of the Hotels. The Capital Expenditures Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Operating Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the fiscal year ended January 31, 1999, the Hotels spent approximately $2.3 million for capital expenditures, excluding hotel acquisitions. The Trust considers the majority of these improvements to be revenue producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $6.7 million during the period from January 1, 1996 through December 31, 1998 on repairs and maintenance and these amounts have been charged to expense as incurred.


Inflation

         The Trust's revenues initially will be based on the Percentage Leases which will result in changes in the Trust's revenues based on changes in the underlying Hotel revenues. Therefore, the Trust initially will be relying entirely on the performance of the Hotels and the Initial Lessee's ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Initial Lessee in particular, can change room rates quickly, but competitive pressures may limit the Initial Lessee's ability to raise rates faster than inflation.

         The Trust's largest fixed expense is the depreciation of the investment in Hotel properties. The Trust's variable expenses, which are subject to inflation, represented approximately 40.1% of pro forma revenues in fiscal 1999. These variable expenses (general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation.


Seasonality

         The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly lease revenue under the Percentage Leases. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders. No assurance can be given that the Trust will make distributions in the future.


Year 2000 Compliance

         The Year 2000 problem is the result of computer programs having been written using two digits instead of four digits to define the applicable year. Any of the Trust's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations, causing disruptions of operations and normal business activity.

         The Trust has upgraded its computer accounting programs and is completing the installation of a new property management system along with necessary hardware. These new systems have been warranted to be Year 2000 compliant. The Company has estimated the total cost which will be incurred in connection with these installations to be approximately $400,000, which will be capitalized and amortized over seven years. To date, the Trust has spent $260,000 toward the completion of these installations and anticipates completing the project by September 1999. The Company believes that such costs will not result in a material adverse effect on its financial condition or results of operations.

         While these new systems represent virtually all of the Trust's computer systems, the Trust cannot predict the effect of the Year 2000 problem on vendors, customers and other entities with which the Trust transacts business, and there can be no assurance that the effect of the Year 2000 problem on such entities will not adversely affect the Trust's operations.

         In the event of any failure of any of the Trust's computer systems, the Trust intends to perform necessary functions without the aid of the affected computer systems until any Year 2000 problems are resolved.

Forward-Looking Statements

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

         These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the Initial Lessee in response to market rental rate changes or otherwise; interest rate fluctuations; changes in Federal income tax laws and regulations; competition; any changes in the Trust's financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Trust operates. The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Exchange Act, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Annual Report relating to the operations of the Operating Partnership.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


The Board of Directors
InnSuites Hotels, Inc:

We have audited the accompanying balance sheets of InnSuites Hotels System, the predecessor, as defined in Note 1 to the financial statements, as of December 31, 1997 and January 30, 1998 and InnSuites Hotels, Inc., as of December 31, 1998, and the related statements of operations, equity and cash flows for each of the two years in the period ended December 31, 1997 and the thirty days ended January 30, 1998 and the eleven months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hotels System as of December 31, 1997 and January 30, 1998 and InnSuites Hotels, Inc., as of December 31, 1998, and the results of their operations, equity and cash flows for each of the two years in the period ended December 31, 1997 and the thirty days ended January 30, 1998 and the eleven months ended December 31, 1998, in conformity with generally accepted accounting principles.

MICHAEL MAASTRICHT, CPA


May 6, 1999
Phoenix, Arizona

                             INNSUITES HOTELS, INC.
                                 BALANCE SHEETS

                                                              Predecessor
                                               ---------------------------------------
                                                     As of                As of               As of
                                               December 31, 1997    January 30, 1998    December 31, 1998
                                               -------------------  ------------------ ---------------------
ASSETS
INVESTMENT IN HOTEL PROPERTIES, at cost:
   Land                                           $     3,439,738            3,439,738               -
   Buildings and improvements                          24,831,670           24,831,670               -
   Furniture and equipment                             10,845,586           10,958,829               -
                                                  ---------------      ---------------      ---------------
                                                       39,116,994           39,230,237               -
   Less - Accumulated depreciation                     12,184,479           12,322,787               -
                                                  ---------------      ---------------      ---------------
   Net investment in hotel properties                  26,932,515           26,907,450               -

Cash and cash equivalents                                 129,871              322,095              178,863
Accounts receivable                                       571,301              591,869              407,432
Payments on behalf of RRFLP                                -                    -                    -
Loans to affiliates                                        -                    -                     5,000
Inventories                                               415,575              397,807              649,916
Other assets                                              295,440              121,691              213,237
Cash held in escrow                                       296,099              297,811               -
Deferred expenses, net                                    252,430              248,227               -
                                                  ---------------      ---------------      ---------------
                                                  $    28,893,231           28,886,950            1,454,448
                                                  ===============      ===============      ===============

LIABILITIES AND COMBINED EQUITY
Mortgage notes payable                            $    17,776,627           17,709,589               -
Accounts payable
    Trade                                                 678,637              621,073            1,169,138
    Affiliates                                          1,260,601            1,699,601               -
    Bank overdrafts                                       121,052              409,196              146,363
Partner's capital repurchase payable                      275,366              218,063               -
Lines of credit                                           131,000              155,000               -
Percentage rent payable                                    -                    -                   482,013
Capital lease obligation                                   22,437               20,226               -
Land lease payable                                         80,441               88,286               -
Participation investors contingent liability            2,646,627            2,646,627               -
Accrued expenses and other liabilities                    867,267            1,622,317              847,657
                                                  ---------------      ---------------      ---------------
                                                       23,860,055           25,189,978            2,645,170
EQUITY                                                  5,033,176            3,696,972           (1,190,722)
                                                  ---------------      ---------------      ---------------
                                                  $    28,893,231           28,886,950            1,454,448
                                                  ===============      ===============      ===============

   The accompanying notes are an integral part of these financial statements.

                            INNSUITES HOTELS, INC.
                           STATEMENTS OF OPERATIONS

                                                                   Predecessor
                                               -----------------------------------------------
                                                                                                      Eleven Months
                                                                                                          Ended
                                                        December 31,                January 31,        December 31,
                                                   1996              1997              1998               1998
                                               ------------      ------------      ------------       ------------
Revenue from hotel operations:
    Room revenue                               $ 17,613,618        18,800,566         1,833,441         22,184,056
    Food and beverage revenue                       197,064           519,440            61,623          1,169,312
    Other revenue                                   513,143           828,022            60,999          1,513,413
                                               ------------      ------------      ------------       ------------
        Total revenues                           18,323,825        20,148,028         1,956,063         24,866,781

Expenses:
    Department expenses:
        Rooms                                     4,629,652         5,610,906           667,892          7,748,489
        Food and beverage                           487,367           462,514            84,590            943,327
    General and administrative                    3,305,161         3,925,820         1,393,290          3,795,975
    Advertising and promotion                       919,887         1,415,732            76,619          1,893,117
    Utilities                                       894,121           933,994            90,416          1,431,429
    Repairs and maintenance                       2,621,472         2,473,074           233,804          1,391,274
    Real estate, personal property taxes,
        and insurance                               876,816           911,870            79,518
    Percentage rent                                    --                --                              9,160,058
    Interest expense                              1,569,850         1,853,800           137,580               --
    Depreciation                                  1,147,326         1,225,898           110,155               --
Land lease                                             --                --              13,678               --
                                               ------------      ------------      ------------       ------------
        Total expenses                           16,451,652        18,813,608         2,887,542         26,363,669

Income before extraordinary items                 1,872,173         1,334,420          (931,479)        (1,496,888)
Extraordinary Items
Gain on early extinguishment of debt                307,000              --                --                 --
                                               ------------      ------------      ------------       ------------
Net income (loss)                              $  2,179,173         1,334,420          (931,479)        (1,496,888)
                                               ============      ============      ============       ============


   The accompanying notes are an integral part of these financial statements.

                            INNSUITES HOTELS, INC.
                             STATEMENT OF EQUITY

                               GENERAL       LIMITED
             Predecessor       PARTNERS'     PARTNERS'      COMMON       RETAINED       COMBINED
                               CAPITAL       CAPITAL       STOCK (1)     EARNINGS       EQUITY
                              ----------    ----------    ----------    ----------    ----------
BALANCE, December 31, 1996    $   56,032     8,049,434       205,000        96,734     8,407,200

NET INCOME                       117,283     1,829,275                    (612,138)    1,334,420

DISTRIBUTIONS                   (217,138)   (2,699,213)                 (1,950,000)   (4,866,351)

PARTNERS' CAPITAL PURCHASES                    157,907                                   157,907
                              ----------    ----------    ----------    ----------    ----------

BALANCE, December 31, 1997       (43,823)    7,337,403       205,000    (2,465,404)    5,033,176

NET INCOME                       (46,304)     (722,215)                   (162,960)     (931,479)

DISTRIBUTIONS                    (23,211)     (338,814)                    (42,700)     (404,725)
                              ----------    ----------    ----------    ----------    ----------

BALANCE, January 30, 1998     $ (113,338)    6,276,374       205,000    (2,671,064)    3,696,972
                              ==========    ==========    ==========    ==========    ==========

(1) Hulsey Hotels Corporation - Common stock, no par value, 1,000,000 shares authorized, 1,000,000 issued and outstanding

(1) Buenaventura Properties, Inc. - Common stock, no par value, 10,000,000 shares authorized, 1,000,000 issued and outstanding



             The Company

                                  PREFERRED           COMMON            RETAINED           COMBINED
                                  STOCK (1)          STOCK (2)          EARNINGS            EQUITY
                                ------------       ------------       ------------       ------------
BALANCE, January 31, 1998       $    250,000              1,000              1,621            252,621
ISSUANCE OF COMMON STOCK                                 53,545                                53,545
NET LOSS                                                                (1,496,888)        (1,496,888)
                                ------------       ------------       ------------       ------------


BALANCE, December 31, 1998      $    250,000             54,545         (1,495,267)        (1,190,722)
                                ============       ============       ============       ============


(1) Preferred stock, $1 par value, 100 shares authorized, 100 issued and outstanding.

(2) Common stock, no par value, 100,000 shares authorized, 54,545 issued and outstanding.


   The accompanying notes are an integral part of these financial statements.

                            INNSUITES HOTELS, INC.
                           STATEMENT OF CASH FLOWS

                                                                                 Predecessor
                                                                --------------------------------------------
                                                                                                 One month      Eleven months
                                                                         Year Ended                Ended          Ended
                                                                December 31,     December 31,    January 31,    December 31,
                                                                    1996            1997            1998            1998
                                                                ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                           $  2,179,173       1,334,420        (931,479)     (1,496,888)
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                           1,175,804       1,264,424         114,361               -
   Gain on early extinguishment of debt                             (307,000)              -               -
    (Increase) decrease in:
           Accounts receivable                                        56,431        (226,419)        (20,568)        402,627
           Inventories                                               (17,610)        (68,323)         17,768        (156,268)
           Cash held in escrow                                             -         (30,039)         (1,712)              -
           Other assets                                             (231,090)        581,474         173,749         (52,922)
           Payments on behalf of RRFLP                                     -               -               -        (683,694)
    Increase (decrease) in:
           Accounts payable                                           38,764         321,975         (57,564)        198,960
           Accrued expenses                                         (251,944)        737,618         791,045          34,818
           Percentage rent payable                                         -               -               -       1,765,227
                                                                ------------    ------------    ------------    ------------
           Net cash provided by operating activities               2,642,528       3,915,130          85,600          11,860

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of furniture, fixtures, and equipment           (753,741)       (361,705)       (113,243)              -
           Guest room refurbishing                                (1,250,000)       (565,471)              -               -
           Capitalization of partners' capital                             -        (742,576)              -               -
                                                                ------------    ------------    ------------    ------------
           Net cash used by investing activities                  (2,003,741)     (1,669,752)       (113,243)              -

CASH FLOWS FROM FINANCING ACTIVITIES
           Payment of mortgage notes payable                      (1,612,687)       (612,092)        (60,147)              -
           Refinancing of mortgage notes payable                           -      (5,017,226)              -               -
           Payment of loans from affiliates                          500,353         678,456         439,000        (355,000)
           Increase of mortgage notes payable                        990,000       7,000,000               -               -
           Increase in bank overdrafts                                     -               -         288,144         146,363
           Purchases of partners' capital                                  -        (157,907)        (57,303)              -
           Distributions                                            (969,375)     (4,866,351)              -               -
           Distribution of REIT shares                                     -               -        (404,725)              -
           Line of credit                                                             (6,728)         24,000               -
           Loan fees                                                (251,711)        (29,000)              -               -
           Capital lease obligations                                       -         (24,838)         (9,102)              -
           Other                                                     (31,715)        291,382               -               -
           Capitalization of common stock                            200,000               -               -          53,545
                                                                ------------    ------------    ------------    ------------
           Net cash (used) provided by financing activities       (1,175,135)     (2,744,304)        219,867        (155,092)

Net change in cash and cash equivalents                             (536,348)       (498,926)        192,224        (143,233)

Cash and cash equivalents at beginning of year                     1,165,145         628,797         129,871         322,095
                                                                ------------    ------------    ------------    ------------

Cash and cash equivalents at end of year                        $    628,797         129,871         322,095         178,863
                                                                ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements


1.       BASIS OF PRESENTATION:

The InnSuites Hotels System consists of the following full-service hotels:

                                                                                   NUMBER OF
       PROPERTY NAME                                          LOCATION              SUITES
       -------------                                          --------             ---------
       InnSuites Tempe/Airport ("Tempe")                      Tempe, Arizona          170

       InnSuites Scottsdale ("Scottsdale")                    Scottsdale, Arizona     134

       InnSuites Flagstaff Grand Canyon ("Flagstaff")         Flagstaff, Arizona      134

       InnSuites Phoenix Best Western ("Phoenix")             Phoenix, Arizona        123

       InnSuites Tucson Best Western ("Tucson")               Tucson, Arizona         159

       InnSuites Yuma Best Western ("Yuma")                   Yuma, Arizona           166

       Holiday Inn Airport InnSuites Ontario ("Ontario")      Ontario, California     150

       InnSuites Tucson Saint Mary's ("St. Mary's")           Tucson, Arizona         297

       InnSuites San Diego ("San Diego")                      San Diego, California   147

       InnSuites Buena Park ("Buena Park")                    Buena Park, California  185
                                                                                      ---

                                                                Total suites        1,665
                                                                                    =====

InnSuites Innternational Hotels, Inc. ("InnSuites") and its affiliates, officers and employees were involved in the development of each of the above hotels, except Flagstaff, St. Mary's, San Diego, and Buena Park which were purchased January 1, 1996, February 1, 1998, April 30, 1998 and May 31, 1998,
respectively, and have managed all of the InnSuites Hotels since their respective inceptions or purchase. The hotels with three exceptions were owned by partnerships ("InnSuites Partnerships") in which the shareholders of InnSuites and certain officers of InnSuites (collectively, InnSuites Affiliates) had significant direct and indirect ownership interests. Flagstaff and Scottsdale were owned by corporations controlled by principals of InnSuites. San Diego was purchased from a third party. The partnerships and corporations were referred to collectively as the InnSuites System Entities ("predecessors").

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements

As of December 31, 1997, prior to the Formation Transaction, the InnSuites Entities were owned as follows:


                                                                      ENTITY INTEREST
                                                                      ---------------
                                                                 INNSUITES           THIRD
                                                                 AFFILIATES          PARTY
                                                                 ----------          -----
       InnSuites Tempe/Airport                                       46%               54%
       InnSuites Scottsdale                                         100%                0%
       InnSuites Flagstaff Grand Canyon                             100%                0%
       InnSuites Phoenix Best Western                                96%                4%
       InnSuites Tucson Best Western                                 28%               72%
       InnSuites Yuma Best Western                                   33%               67%
       Holiday Inn Airport InnSuites Ontario                        100%                0%
       InnSuites Tucson Saint Mary's                                100%                0%
       InnSuites San Diego                                            0%              100%
       InnSuites Buena Park                                          50%               50%

InnSuites Hospitality Trust (formerly Realty ReFund Trust) is an unincorporated Ohio real estate investment trust (the "REIT") which agreed to acquire equity interests in existing hotel properties on January 31, 1998 (the "formation transaction") and to consider selectively the purchase or development of additional hotels. The REIT acquired the general partnership interest, representing a 13.6% equity interest in RRF Limited Partnership (the "Partnership"), as of January 31, 1998. The partners and shareholders of the entities owning the InnSuites Hotels contributed their respective partnership and corporate interests to the Partnership, or a subsidiary of the REIT in exchange for cash, partnership interests or REIT stock on January 31, 1998. All of the InnSuites Hotels were leased to InnSuites Hotels, Inc. ("the Company") (formerly Realty Hotel Lessee Corp.)(the InnSuites Lessee) pursuant to operating leases (see Percentage Leases) which contain provisions for rent based on the revenues of the InnSuites Hotels. The Lessee is an affiliate of InnSuites.

Management believes that these combined financial statements of the predecessor result in a more meaningful presentation of the InnSuites Hotel System businesses acquired by the Partnership or REIT and thus appropriately reflect the historical financial positions and results of operations of the predecessor of the Lessee. All significant intercompany balances and transactions have been eliminated.

Effective with the Formation Transaction on January 31, 1998 the REIT purchased substantially all of the assets and liabilities of the predecessors. Subsequent activity of those assets and liabilities are reflected in the financial statements of the REIT which are presented elsewhere in this document. The financial statements of the Company (InnSuites Lessee), shown here, reflect the operations of the hotel operators since formation. Subsequent footnotes apply to the predecessor, the Company or both, as indicated.

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Periods

For annual reporting purposes, all of the InnSuites System Entities, the predecessor and the Lessee Company have been included in the accompanying financial statements based on a December 31 year-end.

Hotel Properties

Hotel properties were stated at cost. Depreciation was computed using primarily the straight-line method based upon estimated useful lives, 40 years for building and improvements, 7 years for furniture and equipment.

The management of the Company reviews the hotel properties for impairment when events or changes in circumstance indicate the carrying amounts of the hotel properties may not be recoverable. When such conditions exist, management estimates the future cash flows from operations and disposition of the hotel properties. If the estimated undiscounted future cash flows from operations and disposition of the hotel properties are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value would be recorded and an impairment loss would be recognized. No such impairment losses have been recognized.

Deferred Expenses

Deferred expenses of the predecessor consisted principally of deferred loan costs. Deferred loan costs were amortized over the terms of the related loan agreements. The amortization of deferred loan costs of $42,187, $37,925, and $4,203 for the years ended December 31, 1996, 1997 and the month ended January 30, 1998 are included in interest expense in the accompanying predecessor statements of operations. Accumulated amortization of deferred expenses was $258,673 at December 31, 1997 and $262,876 at January 30, 1998.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of trade receivables. Credit evaluations of guest's accounts are performed regularly. The receivables are unsecured.

Revenue Recognition

Revenue is recognized as earned. Ongoing credit evaluations are performed and credit losses

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements

are charged off when deemed to be uncollectible. Such losses have been minimal and within management's expectations.

Income Taxes

The predecessors were not subject to federal or state income taxes; however, they filed informational income tax returns and the partners and stockholders took income or loss of the InnSuites Partnerships and S-Corporations into consideration when filing their respective tax returns. The Company has a net operating loss for the year ended December 31, 1998, therefore, there is no provision or liability for income taxes.

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

Maintenance and Repairs

Maintenance and repairs of the predecessor were charged to operations as incurred; major renewals and betterments were capitalized. The hotel properties had scheduled guest room refurbishing programs, the cost of which was expensed as incurred by the predecessor. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation were removed from the accounts, and the gain or loss was included in the determination of net income or loss.

Advertising and Promotion

The cost of advertising and promotion is expensed as incurred which approximates the time such advertising takes place. There are no capitalized advertising costs.

Cash and Cash Equivalents

All highly liquid investments with an original maturity date of three months or less when purchased are considered to be cash equivalents. Management believes that the fair value of cash equivalents approximates carrying value due to the relatively short maturity of these instruments.

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements

Inventories

Inventories consisting primarily of linen, food, and beverages and gift store merchandise are stated at the lower of first-in, first-out cost or market.

Cash Held in Escrow

Cash held in escrow by the predecessor consisted of amounts for real estate taxes and property insurance remitted to the lenders which hold the mortgages on the hotel properties and amounts deposited for the replacement of hotel real and personal property pursuant to the terms of certain mortgage and franchise agreements.


3.       MORTGAGE NOTES PAYABLE AND OTHER DEBT

All debt of the predecessor was assumed by the REIT at the formation transaction. The predecessor's mortgage notes payable consisted of six notes secured by hotel properties. As of January 31, 1998 the notes ranged from $886,000 to $3,835,000 with interest rates from 8.5% to 9.75% and maturities dates ranging from February 1998 to August 2011. Interest paid on the notes, including interest on several lines of credit, was $1,527,663, $1,815,875 and $105,952 in the years ended December 31, 1996 and 1997, and one month ended January 31, 1998.


4.       DEBT EXTINGUISHMENT

In 1996 Flagstaff refinanced its existing mortgage indebtedness, realizing a net extraordinary gain of $112,780 and an extraordinary gain related to the forgiveness debt of $194,220 due to a related party.


5.       RELATED PARTY TRANSACTIONS

A substantial portion of the predecessor hotels' management functions were performed by two related management companies for a fee computed as specified in each hotel's management agreement. The management fee was based on a percentage of hotel revenues of 4.5%. In addition, the management companies had trademark agreements with the hotels, excluding Ontario which operated under licensing with Holiday Inns, for which the fees were .5% of revenues. They also operated an advertising trust to which the hotels contributed 1% of revenues. Certain properties paid different rates or no fees during certain periods.

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements

For the eleven months ended December 31, 1998 InnSuites holds a management agreement for which fees are 2.5% of hotel revenues and InnSuites Licensing Corporation holds trademark agreements for which fees are from 1.25% to 2.5% of hotel revenues. The hotels pay advertising trust fees for purposes of centralized advertising programs to InnSuites, generally based on 1.5% of hotel revenues. The payable to affiliates represents amounts due primarily for working capital advances. There are no terms or covenants connected with the advances.

The hotels paid fees to InnSuites affiliates for these services as follows:

                                                                    Predecessor                       Eleven
                                                 ----------------------------------------------    Months Ended
                                                         December 31,               January 30,    December 31,
                                                   1996               1997             1998            1998
                                                 ---------           -------        -----------    ------------
       Management fees                           $ 840,518           902,938          90,051          650,688

       Trademark license fees                       80,596            81,935           9,785          485,563

       Advertising trust fees                      189,231           201,296          16,594          380,819


6.       COMMITMENTS AND CONTINGENCIES:

Claims and Legal Matters

Certain of the hotels are involved in claims and legal matters incidental to their business. In the opinion of management, the ultimate resolution of these matters will not have a material impact on the financial position or the results of operations of the hotels.

Trademark License Agreements

Under the terms of hotel trademark license agreements, monthly payments for trademark royalties and reservation and advertising services are due from the hotels. Fees are computed based upon a percentage of total revenues. At December 31, 1998, the trademark royalty fees are payable by the hotels from 1.25% to 2.5% of revenues to InnSuites affiliates while the fees for advertising services are 1.5% of revenues. The franchise agreements expire in 2000. The Best Western and Holiday Inn hotels have additional franchise agreements in which fees generally approximate 3% of revenues for Best Western and 9% for Holiday Inn.

                             INNSUITES HOTELS, INC.
                         Notes to Financial Statements

Percentage Lease Agreements

The Percentage Leases have noncancellable terms which expire on January 31, 2008, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue is calculated by multiplying fixed percentages by the total amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1999, based on the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenues over a minimum threshold.

Future minimum rentals (ignoring the CPI) to be received by the Partnership from the Lessee pursuant to the Percentage Lease follows:

             January 31
             ----------
                2000                        $   6,850,000
                2001                            6,850,000
                2002                            6,850,000
                2003                            6,850,000
                2004                            6,850,000
                Thereafter                     27,400,000
                                               ----------
                                             $ 61,650,000
                                             ============


7.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments, whether or not recognized for financial statement purposes. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997, January 30, 1998 and December 31, 1998. Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


8.       CERTAIN PREDECESSOR MATTERS

On January 31, 1998 the InnSuites System Entities were acquired by RRF Limited Partnership, the general partner of which is InnSuites Hospitality Trust, an unincorporated Ohio real estate investment trust ("REIT"). In accordance with the acquisition agreements the InnSuites System

                             INNSUITES HOTELS, INC.
                         Notes to Financial Statements

Entities were responsible for certain preacquisition costs, primarily professional fees, which were not reimbursed by the REIT and were not a part of the purchase price. These costs of $445,414 in 1997 and $651,198 in January 1998 were expensed and included in professional services. As part of the acquisition the InnSuites System Entities purchased for $950,000 certain shares from the REIT's prior owners. It then distributed $404,725 in shares to the partners of the Partnership and $545,275 in shares to employees which is included in general and administrative expense in 1997 and January 1998 wages and salaries. The participation investors contingent liability of $2,647,000 consisting of $1,950,000 in original loan participation units plus approximately $700,000 of interest accrued during the construction period was assumed by the REIT at the formation date. Prior to the formation transactions, certain partners of the partnerships that previously owned the InnSuites System Entities sold their interests therein in exchange for notes. These notes were payable over 2 years. At January 30, 1998 $218,000 principal amounts of such notes was outstanding. Certain expense items in the predecessor financial statements have been reclassified to conform to the Company's presentation.

                           INNSUITES HOSPITALITY TRUST
                    LIST OF FINANCIAL STATEMENTS AND SCHEDULE


The following financial statements of InnSuites Hospitality Trust, formerly
         Realty ReFund Trust, are included in Item 8:

       KPMG LLP Independent Auditors' Report;

       Arthur Andersen LLP Report of Independent Public Accountants;

       Consolidated Balance Sheets - January 31, 1999 and 1998;

       Consolidated Statements of Operations - For the Years Ended January 31, 1999, 1998 and 1997;

       Consolidated Statements of Shareholders' Equity - For the Years Ended January 31, 1999, 1998 and 1997;

       Consolidated Statements of Cash Flows - For the Years Ended January 31, 1999, 1998 and 1997; and

       Notes to the Consolidated Financial Statements - January 31, 1999, 1998 and 1997.


The following financial statement schedule of InnSuites Hospitality Trust is included in Item 14(a)1:

       Schedule III - Real Estate and Accumulated Depreciation.

All other schedules are omitted, as the information is not required or is otherwise furnished.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Trustees,
InnSuites Hospitality Trust

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust, and subsidiary as of January 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust as of January 31, 1999, and the results of their operations and their cash flows for year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP


Phoenix, Arizona
May 14, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Trustees,
InnSuites Hospitality Trust

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (formerly, Realty ReFund Trust) (an Ohio unincorporated business trust) and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 31, 1998 and 1997. These financial statements referred to below are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust, formally Realty ReFund Trust, as of January 31, 1998, and the results of their operations and their cash flows for years ended January 31, 1998 and 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Cleveland, Ohio
May 13, 1998.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                     JANUARY 31
                                                                                     ----------
                                                                                1999              1998
                                                                                ----              ----
                                                  ASSETS
HOTEL PROPERTIES, net                                                        $65,509,187       41,241,241
CASH AND CASH EQUIVALENTS                                                        420,935        2,378,398
RENT RECEIVABLE FROM AFFILIATE, net of $900,000 allowance                        788,179            -
INTEREST RECEIVABLE AND OTHER ASSETS                                           1,086,469            -
                                                                             -----------      -----------
TOTAL ASSETS                                                                 $67,804,770       43,619,639
                                                                             ===========      ===========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

MORTGAGE NOTES PAYABLE                                                       $23,161,052       17,709,589
NOTES PAYABLE TO BANKS                                                        11,300,000          155,000
OTHER NOTES PAYABLE                                                              450,000        2,864,690
ADVANCES PAYABLE TO RELATED PARTIES                                            2,013,782        1,699,601
DUE TO LESSEE                                                                      -              944,234
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          2,188,709          572,031
MINORITY INTEREST IN PARTNERSHIP                                              20,621,900       14,075,523

SHAREHOLDERS' EQUITY:
  Shares of beneficial interest without par value; unlimited authorization; 2,286,951 and 1,667,817  shares issued
         and outstanding in 1999 and 1998, respectively                        8,069,327        5,598,971
                                                                             -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $67,804,770       43,619,639
                                                                             ===========      ===========

COMMITMENTS AND CONTINGENCIES (notes 7, 8, 9, 10, 13, 14, 20 and 21)



                            See accompanying notes to
                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED JANUARY 31,
                                                                     1999               1998               1997
                                                                     ----               ----               ----
REVENUES:
  Rent revenue from affiliate                                  $  9,886,008              -                  -
  Interest income from loans receivable                               -                  -              1,077,757
  Interest income from loan receivable from related party             -                  -                560,139
  Rental revenue from real estate held for sale                       -              1,367,366          2,277,610
  Interest income                                                    23,750             54,613              -
                                                               ------------       ------------       ------------
                                                                  9,909,758          1,421,979          3,915,506
                                                               ------------       ------------       ------------

EXPENSES:
  Real estate depreciation                                        2,196,797              -                  -
  Real estate, personal property taxes, insurance
    and ground rent                                               1,221,255              -                  -
  General and administrative                                      2,748,623              -                  -
  Provision for write-down of loan receivable
    from related party                                                -                  -                111,498
  Provision for write-down of real estate held for sale               -                                 1,085,000
  Loss on sale of real estate                                         -                 35,620              -
  Loss on termination of advisory agreement                         780,746              -                  -
  Interest on loans underlying wraparound mortgages                   -                  -                150,184
  Interest on loan underlying wraparound
    mortgage to related party                                         -                  -                 89,223
  Interest on mortgage notes payable                              1,944,541              -                  -
  Loan fee amortization                                              39,346              -                  -
  Interest on notes payable to bank                                 608,052              -                381,368
  Interest on note payable to related party                         204,145            118,082            332,308
  Fees to related party investment advisor                          364,041              -                169,961
  Legal expense to related party                                      2,400             84,000             56,000
  Operating expenses of real estate held for sale                     -              1,379,389          2,085,807
  Amortization of tenant improvements and
    deferred leasing commissions                                      -                 21,724             43,080
  Other operating expenses                                            -                356,673            299,442
                                                               ------------       ------------       ------------
                                                                 10,109,946          1,995,488          4,803,871
                                                               ------------       ------------       ------------

LOSS BEFORE MINORITY INTEREST                                      (200,188)          (573,509)          (888,365)
                                                               ------------       ------------       ------------

LESS: MINORITY INTEREST                                              (7,117)             -                  -
                                                               ------------       ------------       ------------
NET LOSS                                                       $   (193,071)          (573,509)          (888,365)
                                                               ============       ============       ============
NET LOSS PER SHARE - (Basic and Diluted)                       $       (.10)              (.56)              (.87)
                                                               ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - (Basic and Diluted)                               1,921,902          1,022,359          1,020,586

CASH DIVIDENDS PER SHARE:
  Paid                                                                 $.10                .15                .30
  Declared                                                              .00                .00                .10
                                                                       ----               ----                ---
                                                                       $.10                .15                .40
                                                                       ====               ====                ===


                            See accompanying notes to
                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

BALANCE, JANUARY 31, 1996                                    $4,547,819
Net loss                                                      (888,365)
Dividends                                                     (408,234)
                                                             ----------
BALANCE, JANUARY 31, 1997                                     3,251,220
Net loss                                                      (573,509)
Issuance of shares                                            3,074,348
Dividends                                                     (153,088)
                                                             ----------
BALANCE, JANUARY 31, 1998                                     5,598,971
Debt converted to equity                                      2,646,690
Stock option plan                                               183,518
Net loss                                                      (193,071)
Dividends                                                     (166,781)
                                                             ----------
BALANCE, JANUARY 31, 1999                                    $8,069,327
                                                             ==========

                            See accompanying notes to
                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED JANUARY 31
                                                                         1999               1998               1997
                                                                         ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $   (193,071)          (573,509)          (888,365)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
   Stock compensation expense                                            183,518
   Non-cash portion of loss on termination of advisory agreement         498,669              -                  -
   Provision for uncollectible receivable from related party             900,000                               111,498
   Provision for write-down of real estate held for sale                   -                  -              1,085,000
   Minority interest                                                      (7,117)             -                  -
   Real estate depreciation                                            2,196,797              -                  -
   Amortization of tenant improvements and deferred
       leasing commissions                                                 -                 21,724             43,080
   Amortization of deferred loan fees                                     39,346                               (15,000)
   Increase in rent receivable                                        (1,473,539)             -                  -
   (Increase) decrease in interest receivable and other assets          (905,613)           263,280            392,587
   Decrease in due to Lessee                                            (944,234)             -                  -
   Decrease in accounts payable and accrued expenses                  (1,136,115)          (676,274)          (600,158)
                                                                    ------------       ------------       ------------
       Net cash used in operating activities                            (841,359)          (964,779)           128,642
                                                                    ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on mortgage loans  receivable                       -                  -             14,569,483
   Principal payments on mortgage notes payable                            -                  -             (4,991,421)
   Improvements and additions to hotel properties                     (2,277,890)             -                  -
   Acquisition of hotel                                               (1,448,000)             -                  -
   Borrowings on mortgage notes payable                                    -                  -                  -
   Payments on other notes payable                                         -                  -                  -
   Borrowings on other notes payable                                       -                  -
Payment of transaction costs                                               -               (334,854)             -
Proceeds from sale of real estate, net                                     -              5,599,122              -
Purchase of fee interest in land                                           -                  -               (287,758)
                                                                    ------------       ------------       ------------
       Net cash provided by (used in) investing activities            (3,725,890)         5,264,268          9,290,304
                                                                    ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principle payments on mortgage notes payable                      (19,388,537)             -                  -
   Borrowings on mortgage notes payable                               11,705,374              -                  -
   Payments on other notes payable                                      (218,000)             -                  -
   Bank borrowings                                                    11,300,000              -                625,000
   Bank repayments                                                      (155,000)             -             (6,920,000)
   Payment of dividends                                                 (166,781)          (153,088)          (408,234)
   Distributions to minority interest holders                           (781,451)             -                  -
   Advances from related parties                                       1,235,628              -                  -
   Principal payments on advances payable to  related parties           (921,447)        (2,300,000)        (2,200,000)
                                                                    ------------       ------------       ------------
       Net cash provided by (used in) financing activities             2,609,786         (2,453,088)        (8,903,234)
                                                                    ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,957,463)         1,846,401            515,712
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                             2,378,398            531,997             16,285
                                                                    ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    420,935          2,378,398            531,997
                                                                    ============       ============       ============

                            See accompanying notes to
                        consolidated financial statements

                 INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1999, 1998 AND 1997


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

InnSuites Hospitality Trust (the Trust, or the Company) owns, directly or indirectly, ten hotels with 1,665 suites in Arizona and southern California. The hotels operate as InnSuites Hotels.

Prior to the fiscal year ended January 31,1999, the Trust, formerly known as Realty ReFund Trust, specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique, which the Trust employed, was wrap-around mortgage lending.

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the Partnership); a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona. These seven hotels are referred to as the Initial Hotels. The Initial Hotels, together with the hotels described in Note 4, are referred to herein as the Hotels. The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the Lessee) pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent (Base Rent) or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James
F. Wirth, Chairman, President and Chief Executive Officer of the Trust (Wirth) and his spouse.

At January 31, 1999 the Trust's general partnership interest in the Partnership was 17.2%.


PARTNERSHIP AGREEMENT

The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of January 31, 1999, a total of 2,586,883 Class A limited partnership units were issued and outstanding. Additionally, 39,046 Class A limited partnership units were reserved for issuance to those partners who did not accept the formation exchange offer. As of January 31, 1999, a total of 5,246,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units outstanding at January 31, 1999, were to be converted, the limited partners in the Partnership would hold 2,586,883 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.


BASIS OF PRESENTATION

As sole general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership are consolidated with the Trust and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HOTEL PROPERTIES

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives of 40 years for buildings and improvements and seven years for furniture and equipment.

In accounting for the acquisitions of the Initial Hotels discussed in Note 1, purchase accounting was applied. The historical carrying values of the assets and liabilities of BPI were adjusted to their respective fair values based upon the aggregate fair market value of shares of beneficial interest issued to acquire the outstanding shares of BPI. The Trust's purchase of its 13.6% general partnership interest in the Partnership and the Partnership's acquisition of interests in the Initial Hotels from third parties resulted in adjustments to the historical net carrying values of such hotel properties in amounts equal to 34% of the difference between the fair values and the historical net carrying values of the respective hotel properties. The Partnership's acquisition of interests in the Initial Hotels other than BPI held by Wirth and his affiliates did not result in purchase accounting adjustments to historical net carrying values as such transaction were between entities under common control. Hotels purchased subsequent to January 31, 1998 have been recorded at fair value.

In the first quarter of fiscal 1997, the Trust adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. The Trust's real estate held for sale was within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1997 to reduce the carrying value of the real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale during fiscal 1998.


REVENUE RECOGNITION

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9 "Accounting for Contingent Rent in Interim Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle. Effective August 1, 1998, the Company amended its percentage lease agreements to eliminate the annualization of interim hotel revenue. During the third quarter of fiscal 1999, accounting for contingent rent under EITF 98-9 was rescinded; the Trust believes that eliminating annualization of hotel revenue will provide for recognition of Percentage Rent more consistently with the generation of revenue from the Hotels.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997



ALLOWANCE FOR UNCOLLECTED RECEIVABLES

Financial instruments, which potentially subject the Trust to credit risk, primarily consist of rent receivable from an affiliate. The Trust periodically accesses the collectability of its receivables based on its evaluation of the Lessee's future cash flow available for payment. As a result, during the fourth quarter of fiscal 1999, the Trust recorded a $900,000 charge to operations as a provision for bad debt, which is reflected in the accompanying consolidated statements of operations.


INVESTMENTS IN WRAP-AROUND MORTGAGES AND RELATED UNDERLYING LOANS

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

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan." This standard allows a creditor to measure the impairment of a loan based on the fair value of the collateral if a loan is collateral dependent. FAS No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures," issued in October 1994, amended FAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The Trust adopted the provisions of FAS Nos. 114 and 118 in fiscal 1996. See Note 5 for a discussion of the impairment of the Trust's loan on the Toledo, Ohio property.


DIVIDEND AND DISTRIBUTIONS

The Trust expects to pay dividends which are largely dependent upon the receipt of distributions from the Partnership.


MINORITY INTEREST

Minority interest in the Partnership represents the limited partners' proportionate share of the equity in the Partnership. Income or loss is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997


FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Cash and cash equivalents, due to their short maturities, are carried at amounts that reasonably approximate fair value.

For mortgage notes payable, notes payable to banks, other note payables and advances to related parties, the fair value is estimated by discounting the future cash flows using the current rates which would be available for similar loans having the same remaining maturities.


EARNINGS (LOSS) PER SHARE

In February 1997, FAS No. 128, "Earnings per Share" was issued which eliminated the concept of common stock equivalents and replaces "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic and diluted earnings per share have been computed based on the weighted-average number of shares outstanding during the periods.

For the fiscal year ended January 31, 1999, there were Class A partnership units outstanding which are convertible to Shares of beneficial interest of the Trust. Assuming conversion, the weighted-average of these Shares of Beneficial Interest would be 2,510,216. These shares are anti-dilutive due to the loss for fiscal 1999. For fiscal 1998 and 1997, there were no dilutive or anti-dilutive securities.

THE STOCK-BASED COMPENSATION

The Trust accounts for its stock option plan in accordance with the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" which permits entities to recognize as expense over the vesting period, the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provision of APB Opinion No. 25 "Accounting for Stock Issued to Employees and Related Operations" and provide pro-forma net income and pro-forma earnings per share and disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Trust has elected to apply the provisions of APB Opinion No. 25.


CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short term investments with original maturities of three months or less to be cash equivalents.


INCOME TAXES

The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. If the Trust qualifies for taxation as a REIT, the Trust generally will not be subject to Federal corporate income tax on that portion of its net income that is currently distributed to shareholders. Accordingly, no provision for income taxes has been included in the accompanying consolidated financial statements. For federal income tax purposes, the cash distributions paid to shareholders may be characterized as ordinary income, return of capital or capital gains.


USE OF ESTIMATES

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

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         JANUARY 31, 1999, 1998 AND 1997


In July 1995, the Trust established a valuation allowance of $5,000,000 on its investment in the Toledo, Ohio wraparound mortgage loan. The loan was retired in fiscal 1997 and an additional loss of $111,000 was recorded.

In the fourth quarter of fiscal 1996, the Trust established a valuation allowance of $3,000,000 to write-down the Chicago real estate held for sale to its estimated net realizable value. The Trust recorded an additional valuation allowance of $1,085,000 at January 31, 1997 to further reduce the real estate held for sale to its estimated net realizable value. The building was sold during fiscal 1998.


3. HOTEL PROPERTIES

Hotel properties as of January 31, 1999 and 1998 consist of the following:

                                       1999             1998
Land                               $ 5,685,590        3,439,738
Building and improvements           54,331,878       31,395,305
Furniture and equipment              7,688,516        6,406,198
                                   -----------      -----------
                                    67,705,984       41,241,241
Less accumulated depreciation        2,196,797            -
                                   -----------      -----------
                                   $65,509,187       41,241,241
                                   ===========      ===========

Seven of the hotels are located in Arizona and three of the hotels are located in California and are subject to Percentage Leases as described in Note 12.


4. ACQUISITIONS

Effective February 1, 1998, the Partnership acquired 100% of the ownership interests in the Tucson St. Mary's Hotel and Resort for $10,820,000. The Partnership issued 699,933 Class B limited partnership units to Wirth, and his spouse, who each held a 50% equity ownership interest in the Tucson St. Mary's hotel. Effective April 29, 1998, the Trust acquired a hotel property located in San Diego, California for an aggregate consideration of $5,148,000, which was funded with cash, proceeds from the Trust's credit facility and two promissory notes secured by mortgage trust deeds on the property.

Effective June 1, 1998, the Partnership acquired 100% of the ownership of the InnSuites Hotels Buena Park for $7,100,000. The Partnership assumed $4,116,754 in mortgage debt and other obligations and issued 627,377 limited partnership units to Wirth and Steve S. Robson (of which 13,034 units were subsequently paid to a third party as an advisory fee), who each held a 50% equity ownership interest in the Buena Park hotel. Mr. Robson is a Trustee of the Trust. Wirth and his affiliates also received an additional 53,681 Class B limited partnership units as payment for debt owed to Wirth and his affiliates at time of acquisition.

All of the aforementioned acquisitions have been accounted for as purchases.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997


5. LOAN IMPAIRMENT

In July 1995, the Trust recorded a $5,000,000 loss provision on its investment in the Toledo, Ohio wraparound mortgage loan. The owner of the property was pursuing, among other things, the sale of the property. As the Trust's loan was made on a nonrecourse basis, the Trust had written down its investment to reflect the estimated sale price of the property and the estimated net proceeds to be received by the Trust as repayment of its loan as of January 31, 1996.

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


6. REAL ESTATE HELD FOR SALE

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

Based on both market conditions for similar commercial property in Chicago and the operating performance of the property, the Trust recorded a $3,000,000 provision in the fourth quarter of fiscal 1996 to reduce the carrying value of the property to its then estimated net realizable value. The amount of the write-down was based upon the Trust's best estimate at January 31, 1996 of the amount of net proceeds which would be realized upon sale of the real estate in the near term future.

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


7. MORTGAGE NOTES PAYABLE

At January 31, 1999, the Trust had mortgage notes payable outstanding with respect to seven of the Hotels. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from April 2001 to August 2011. Interest rates on the mortgage notes at January 31, 1999 range from 7.6% to 10.25%. At January 31, 1999, two of the Hotels were not in compliance with certain debt covenants; however, the Trust obtained waivers from each of the lenders indicating that the respective loans would not be called as a result of defaults occurring through January 31, 1999. Management is currently in the process of revising these loan agreements to ensure on-going compliance.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         JANUARY 31, 1999, 1998 AND 1997


At January 31, 1998, the Trust had mortgage notes payable outstanding with respect to six of the Initial Hotels. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from fiscal 1999 to 2012. Interest rates on the mortgage notes at January 31, 1998 ranged from 8.50% to 9.75%.

A portion of the mortgage notes payable are guaranteed by Wirth and certain of his affiliates. The net book value of properties securing the mortgage notes payable at January 31, 1999 and 1998 was $49,258,778 and $35,179,000,
respectively.

Scheduled minimum payments of mortgage notes payable as of January 31, 1999 are as follows:

                 FISCAL YEAR ENDED                          AMOUNT
                 -----------------                        --------
                       2000                               $2,319,172
                       2001                                2,723,066
                       2002                                  922,686
                       2003                                1,005,861
                       2004                                1,096,576
                    Thereafter                            15,093,691
                                                         -----------
                                                         $23,161,052
                                                         ===========

8. NOTES PAYABLE TO BANKS

During the first quarter of fiscal 1999, The Trust established a $12,000,000 revolving line of credit with Pacific Century Bank. The credit facility requires, among other things, the Trust to maintain a minimum net worth, a specified coverage ratio of EBITDA to debt service, and a specified coverage ratio of EBITDA to debt service and fixed charges. Further, the Trust is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status. At January 31, 1999, the Trust was not in compliance with certain debt requirements associated with the line of credit; however, the Trust obtained a waiver from the lender indicating that the line would not be called. Management is currently in the process of revising these covenants to ensure on-going compliance.

In accordance with the line of credit agreement, the Trust may choose interest rates based on 1) Base Rate, as defined plus .5 basis points 2) Treasury Bill Rate plus 2.75 basis points or 3) LIBOR Rate plus 2.75 basis points and requires quarterly interest-only payments payable quarterly. The line of credit is secured by the Scottsdale, Flagstaff, and Tucson Oracle hotel properties. The net book value of properties securing the line of credit totaled $16,250,409 at January 31, 1999. Borrowings under this line of credit at January 31, 1999 amounted to $11,300,000 and bear interest based on the LIBOR Rate plus 2.75 basis points (7.59% at January 31, 1999). The total principal balance is due April 2002.

At January 31, 1998, the Trust had various lines of credit totaling $350,000 with outstanding balances totaling $155,000 at interest rates floating with the banks' respective reference rates plus 1.5% to 3.0%.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         JANUARY 31, 1999, 1998 AND 1997


9. OTHER NOTES PAYABLE

In connection with the termination of an advisory agreement between the Partnership and Mid-America ReaFund Advisors, Inc. (the Advisor), as further described at Note 14, the Trust assumed the Advisor's outstanding debt totaling $450,000. The note bears interest at 7% and matures January 30, 2000. As of January 31, 1999, the Trust had not made the first principal payment of $225,000 and was in default; however, the Trust obtained a waiver from the parties whereby the loan would not be called. In April 1999, the Trust made the first principal payment on the loan.

For the Ontario hotel, loan participation investors' rights to repayment were converted into the right to receive forty-five percent of the profits from any future sale of that hotel property, over a fixed base amount of approximately $4,100,000 and after payment of all outstanding liabilities. Other notes payable at January 31, 1998 include a contingent liability of $2,647,000 which represents the participants' original investment plus certain accrued interest and management's estimate of the potential liability upon a future sale of the hotel property. The balance consists of the original $1,950,000 of loan participation units subscribed to by investors, plus $745,000 of accrued but unpaid interest during the construction period, as defined. On August 11, 1998, the Trust satisfied its $2,647,000 participating mortgage obligation related to the Ontario hotel through the issuance of 423,687 shares of beneficial interest to former partners of Ontario Hospitality Properties Limited Partnership and 133,492 Class B limited partnership units in the Partnership to Wirth and his affiliates for their respective interests.

Prior to the Formation Transactions, certain partners of the partnerships that previously owned the Initial Hotels sold their interests therein in exchange for notes. These notes are payable over 2 years. At January 31, 1998, $218,000 in principal amounts of such notes remain outstanding. During fiscal 1999, the notes were paid in full.


10. ADVANCES PAYABLE TO RELATED PARTIES

Advances payable to related parties consists of funds provided to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $2,014,000 and $1,700,000 as of January 31, 1999 and 1998,
respectively.

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

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         JANUARY 31, 1999, 1998 AND 1997


11. DESCRIPTION OF CAPITAL STOCK

Holders of the Trust's shares of beneficial interest are entitled to receive dividends when, and if declared by the Board of Trustees of the Trust out of funds legally available therefor. The holders of shares of beneficial interest, upon any liquidation, dissolution or winding-up of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust. The shares of beneficial interest possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of shares of beneficial interest do not have cumulative voting rights in the election of directors and do not have preemptive rights.


12. PERCENTAGE LEASE AGREEMENTS

As previously stated, effective August 1, 1998, the Company amended its Percentage Leases modifying the interim calculations of percentage rent and the expiration dates of the agreements. The Percentage Leases have non-cancelable terms, which expire on January 31, 2008, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated on a quarterly basis by multiplying fixed percentages by the actual quarterly amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1999, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenue over a minimum threshold.

Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for each of the next five years and in total thereafter are as follows:

               2000                                   $6,850,000
               2001                                    6,850,000
               2002                                    6,850,000
               2003                                    6,850,000
               2004                                    6,850,000
          Thereafter                                  27,400,000
                                                     -----------
                                                     $61,650,000
                                                     ===========

The Trust earned $9,886,008 in rent revenue during fiscal 1999 of which $3,324,933 was in excess of base rent. No percentage rent was earned in fiscal 1998 or 1997 from the Initial Hotels.

13. FEDERAL INCOME TAXES

No provision for current or deferred income taxes has been made by the Trust. The Trust has elected to be a real estate investment trust (REIT) and is therefore subject to the requirements of Sections 856 to 860 of the Internal Revenue Code, all of the requirements of which management believes have been met for the years ended January 31, 1999 and 1998. As a REIT, the Trust normally distributes 95% of its taxable income to its shareholders. For the years ended January 31, 1999 and 1998, the Trust had a taxable income (loss) of approximately $1,800,000, before consideration of net operating loss carry-forward and ($4,000,000), respectively. In fiscal 1998, the primary difference between the timing of book provisions for write downs and when such amounts are allowed as deductions for Federal income tax purposes is attributable to the foreclosure property described in Note 5. In fiscal 1998, the net tax deductions related to such property were $3,570,000 that related primarily to amounts that had been expensed in previous years for book purposes. In fiscal 1999, the primary differences between book loss and taxable income primarily relate to a provision for bad debts which is not deductible for tax purposes and excess book depreciation over tax depreciation.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         JANUARY 31, 1999, 1998 AND 1997


The total dividends per share applicable to operating results for the years ended January 31, 1999 and 1998, amounted to $.10 per share and $.15 per share, respectively.

An income tax net operating loss of approximately $13,533,000 of which $4,476,000, originated in fiscal 1993, $5,057,000 originated in fiscal 1997, and $4,000,000 originated in fiscal 1998. Net operating loss carryforwards expire beginning in fiscal 2008 and ending in fiscal 2013. During fiscal 1999, the Trust utilized approximately $1,800,000 in net operating loss carryforwards. The quarterly allocation of cash dividends paid per share and the characterization of dividends as either ordinary income or return of capital for individual shareholders' income tax purposes were as follows:

                     CALENDAR 1998                    CALENDAR 1997                    CALENDAR 1996
                     -------------                    -------------                    -------------
              Ordinary   Return    Total       Ordinary   Return    Total       Ordinary   Return    Total
Month Paid     Income  of Capital  Paid         Income  of Capital  Paid         Income  of Capital  Paid
----------     ------  ----------  ----         ------  ----------  ----         ------  ----------  ----
March            $ -         -        -             -       .10      .10             -        .10      .10
June               -         -        -             -       .05      .05             -        .10      .10
September          -       .10      .10             -         -        -             -        .10      .10
December           -         -        -             -         -        -             -        .10      .10
                 ---       ---      ---           ---       ---      ---           ---        ---      ---
                 $ -       .10      .10             -       .15      .15             -        .40      .40
                 ===       ===      ===           ===       ===      ===           ===        ===      ===

The tax status of distributions to shareholders in calendar 1999 will be dependent on the level of the Trust's earnings in that year. If taxable income of the Trust exceeds dividends paid in calendar 1999, such dividends will represent ordinary income to the recipients irrespective of the net operating loss carryforward.


14. ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS

On January 31, 1998, Wirth and his spouse purchased the stock of the Advisor which provided the administration of the day-to-day investment operations of the Trust and the Partnership. The Advisor was formerly owned by the former Chairman and President of the Trust. Under the terms of an advisory agreement between the Partnership and the Advisor, the Advisor received, subject to certain limitations, a monthly fee equal to 1/12 of 1% of invested assets, as defined in the advisory agreement, and an annual incentive fee equal to (a) 10% of the amount by which the net income of the Partnership exceeded 8% of the average net worth for the year and (b) 10% of any net realized capital gains less accumulated net realized capital losses, as defined. For any fiscal year in which operating expenses of the Partnership exceeded certain thresholds specified in the advisory agreement, the Advisor was required to refund to the Partnership the amount of such excess. For fiscal year 1997, operating expenses exceeded the specified thresholds by approximately $6,000. There was no fee to the Advisor during fiscal year 1998 due to the reduction in the Trust's investment in mortgage loans. During fiscal 1999, the Advisor received approximately $364,000 in fees.

Effective January 1, 1999, the Partnership terminated its agreement with the Advisor in exchange for the Trust's assumption of $450,000 of outstanding notes, the issuance of 67,000 Class B limited partnership units valued at $2 per unit and the forgiveness of $85,331 in net liabilities. As a result, the Trust recorded a net $498,669 charge to operations resulting from $780,746 loss on termination of advisory agreement offset by $282,077 of forgiven fees to related party investment advisor.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997



Wirth has an employment agreement with the Trust which expires in December 2007. The employment agreement provides that Wirth received no compensation from the Trust as long as the advisory agreement was in effect. However, pursuant to the terms of the employment agreement, since the Advisor no longer provide services to the Partnership or the Trust, Wirth will be compensated, an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect. Wirth is currently being compensated, however, at a lesser rate of $110,000 a year.

Certain employment agreements with the former Chairman and President of the Trust were terminated at January 30, 1998.


15. OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

Wirth is a 9.8% indirect shareholder of the Lessee. At January 31, 1998, the Trust had a payable to the Lessee of $944,000 primarily for the reimbursement of costs and expenses incurred on behalf of the Trust.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 shares of beneficial interest in the Trust in exchange for their interests in the Initial Hotels.

The Trust recorded provisions of approximately $2,400, $84,000 and $56,000 in fiscal years 1999, 1998 and 1997, respectively, for legal services provided by a law firm of which the former President of the Trust and another former Trustee are principals.

The Toledo, Ohio loan investment was secured by a commercial building owned by a partnership of which the former Chairman of the Trust was the general partner. In September 1996, the Toledo, Ohio loan investment was converted from a wraparound mortgage loan to a junior mortgage loan. Accordingly, the Trust's loan the receivable from related party and loan payable underlying mortgage to related party were reduced by approximately $2,741,000, representing the balance of the underlying mortgage loan at the time the status of Toledo loan was changed. In addition, a principal prepayment of $600,000 was received and approximately $401,000 of escrow funds held by the Trust was applied against the mortgage loan receivable balance. The remaining portion ($111,498) of the loan was written off in the fourth quarter of fiscal 1997.

For the year ended January 31, 1997, the Trust earned approximately $560,000 of interest income on this loan. The Trust incurred interest expense of approximately $89,000 in connection with the related underlying loan payable for the year ended January 31, 1997.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust's significant financial instruments at January 31, 1999 and 1998 are as follows:

                                                1999                                 1998
                                                ----                                 ----
                                       CARRYING        FAIR                CARRYING           FAIR
                                        AMOUNT         VALUE                AMOUNT          VALUE
                                        ------         -----                ------          -----
Mortgage notes payable                23,161,052    23,279,651            17,709,589     18,103,824
Notes payable to banks                11,300,000    11,300,000               155,000        155,000
Other notes payable                      450,000       450,000             2,864,690      2,864,690
Advances payable to
     related parties                   2,013,782     2,013,782             1,699,601      1,699,601

17. STATEMENT OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

In connection with the formation of the Partnership as of January 31, 1998, approximately $24,899,000 of historical net book value in hotel properties was contributed to the Partnership in exchange for Partnership units and the Partnership assumed approximately $16,844,000 of debt.

As of January 31, 1998, the Trust acquired all of the outstanding shares of BPI in exchange for 647,231 shares of beneficial interest having an aggregate value of $3,074,000.

In connection with the acquisition of the Buena Park hotel during the second quarter of fiscal 1999, approximately $4,544,000 of historical net book value in hotel properties was contributed to the Partnership in exchange for partnership units and the Partnership assumed approximately $4,103,000 of debt and other obligations.

During the second quarter of fiscal 1999, several non-exchanging partners from the formation exchange offer exchanged their interests in the hotels for interests in the Partnership. The fair value in excess of the historical net carrying values of the respective hotels resulted in a write-up of $1,033,573.

In connection with the acquisition of the San Diego hotel, $3,700,000 of the purchase price was satisfied through promissory notes payable to the sellers.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997


As described in Note 9, the Trust satisfied its $2,647,000 participating mortgage obligation related to the Ontario hotel through the issuance of 423,687 shares of beneficial interest to former partners of Ontario Hospitality Properties Limited Partnership and 133,492 Class B limited partnership units in the Partnership to Wirth and his affiliates for their respective interests.

Interest paid amounted to $2,395,000, $118,000 and $995,000 for fiscal years 1999, 1998 and 1997, respectively.

18. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The pro forma financial information set forth below is presented as if the Formation Transactions and the acquisitions of the hotels discussed in Note 4 had been consummated and leased as of February 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the formation transactions and the acquisitions had been consummated and all the Hotels had been leased as of February 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                      (UNAUDITED, IN THOUSANDS)
                                                             YEAR ENDED
                                                             JANUARY 31,
                                                             -----------
                                                       1999           1998
                                                       ----           ----

RENT REVENUE FROM AFFILIATE                          $10,409          9,929
INTEREST INCOME                                            24             55
                                                     --------       --------
    TOTAL REVENUE                                      10,433          9,984
                                                     --------       --------

INTEREST EXPENSE ON MORTGAGE AND OTHER
  NOTES PAYABLE                                         2,958          2,536
ADVISORY FEE TO RELATED PARTY ADVISOR                     381            627
DEPRECIATION AND AMORTIZATION                           2,364          2,512
GENERAL AND ADMINISTRATIVE                              3,620            802
REAL ESTATE AND PERSONAL PROPERTY TAXES AND
  CASUALTY INSURANCE AND GROUND RENT                    1,269          1,133
MINORITY INTEREST                                          27          2,115
                                                     --------       --------
      TOTAL EXPENSES AND MINORITY INTEREST             10,619          9,725
                                                     --------       --------
NET INCOME ATTRIBUTABLE TO SHARES OF
  BENEFICIAL INTEREST                                   $(186)           259
                                                     ========       ========
NET INCOME (LOSS) PER SHARE (basic and diluted)         $(.10)           .25
                                                     ========       ========

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997


19. SUBSEQUENT EVENTS

Certain investors converted 40,842 Class A limited partnership units in the Partnership into shares of beneficial interest.

Effective March 15, 1999 Wirth made an unsecured loan to the Trust of $2 million, bearing interest at 7% per year. Interest only payments are due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust is using the proceeds to purchase general partnership units in the Partnership.

Effective March 30, 1999, the Trust mortgage on the North Phoenix property was refinanced and an additional $1.75 million was borrowed. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

Effective April 2, 1999, the Trust contributed the Scottsdale property to the Partnership in exchange for 1,600,000 general partnership units.

On April 2, 1999, the Partnership loaned the Trust approximately $2,615,000. Annual interest only payments are due in March of each year and are based on a 7% interest rate. The unpaid principal balance is due on April 2, 2006, its maturity. The Trust is using the proceeds to purchase general partnership units in the Partnership.

The net effect of all of the above subsequent transactions increased the Trust's ownership percentage in the Partnership to 42%.



20. COMMITMENTS AND CONTINGENCIES

One of the Hotels is subject to a non-cancelable lease expiring December 31, 2051. Total expense for the fiscal year ended January 31, 1999 was $70,000. Future minimum lease payments are as follows:

              Fiscal Year Ended
                  2000                      $70,000
                  2001                       75,000
                  2002                       75,000
                  2003                       75,000
                  2004                       75,000
              Thereafter                  3,755,000
                                         ----------
                                         $4,125,000
                                         ==========

                 INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       JANUARY 31, 1999, 1998 AND 1997


The Trust is obligated to make funds available to the Hotels for capital expenditures (the Reserve Fund), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Trust as such amounts are capitalized as incurred. The amount obligated under the Reserve Funds is 4% of the individual Hotel's total revenues.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business. Although the outcome of these matters can not be determined, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position, operations or liquidity of the Hotels.

The Trust is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust's consolidated financial position, results of operations or liquidity.


21. STOCK OPTION PLAN

During fiscal 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the Plan) at the annual shareholder meeting. Pursuant to the Plan, the Compensation Committee, may grant options to the Trustees, Trust officers, other key employees, consultants, advisors, and similar employees of the Trust's subsidiaries and affiliates. The number of options that may be granted is limited to 10% of the total Common Stock and Units (Class A and Class B) as of the first day of such year.

On June 22, 1998, 405,400 options were granted under the Plan with an exercise price of $4.31. Each option

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997


is convertible into one share of beneficial interest. The per share compensation value of the stock options is $1.26 using the Black-Scholes options-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 37.5%, risk-free interest rate of 5% and expected life of 2.5 years.

As the stock options were granted for non-employees of the Trust, the options are regarded as compensation to contractors and the Trust may not apply APB Opinion 25 in accounting for the compensation cost. In applying SFAS No. 123, total compensation expense using the Black-Scholes fair value is $510,804. The Trust recognized $183,518 of compensation expense for the options in the current year.

Stock option activity during the 1999 fiscal year is as follows:

                                                   NUMBER OF                WEIGHTED-AVERAGE
                                                   OPTIONS                   EXERCISE PRICE
                                                   -------                   --------------
              Balance at January 31, 1998              -                            -
              Granted                                405,400                     $4.31
              Exercised                                -                            -
              Forfeited                               15,300                      4.31
              Expired                                  -                            -
              Balance at January 31, 1999            390,100

As of January 31, 1999, no options were exercised and the entire balance of the 390,100 options remains outstanding.

                 INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       JANUARY 31, 1999, 1998 AND 1997


22. QUARTERLY RESULTS (UNAUDITED)

The following is an unaudited summary of the results of operations, by quarter, for the fiscal years ended January 31, 1999 and 1998. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included. The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.


                                                            QUARTER ENDED
                                                            -------------
FISCAL 1999                           APRIL 30         JULY 31        OCTOBER 31       JANUARY 31
-----------                           --------         -------        ----------       ----------

Total revenues                        $3,782,584       2,021,597       2,936,504       1,169,073
                                      ==========      ==========      ==========      ==========
Total revenues less interest
    expense on mortgage loans
    and operating expenses,
    and amortization expense
    of real estate held for sale      $3,154,072       1,565,900       2,483,259         761,986
                                      ==========      ==========      ==========      ==========
Net income (loss)                     $  435,169         (99,816)         45,425        (573,849)
                                      ==========      ==========      ==========      ==========
Income (loss) per share-
    basic and diluted                     $  .26            (.06)            .02            (.27)
                                          ======          ======          ======          ======
Dividends declared per  share             $  .00             .00             .10             .00
                                          ======          ======          ======          ======


                                                             QUARTER ENDED
                                                             -------------
FISCAL 1998                             APRIL 30         JULY 31       OCTOBER 31      JANUARY 31
-----------                             --------         -------       ----------      ----------
Total revenues                          $558,933         545,926         262,507          54,613
                                        ========        ========        ========        ========
Total revenues less interest
    expense on mortgage loans
    and operating expenses,
    and amortization expense
    of real estate held for sale        $ 14,423          55,036        (127,379)       (187,447)
                                        ========        ========        ========        ========
Net loss                                $(90,973)        (48,889)       (246,200)       (187,447)
                                        ========        ========        ========        ========
Loss per share -
    basic and diluted                     $ (.09)           (.05)           (.24)           (.18)
                                          ======          ======          ======          ======
Dividends declared per  share             $  .05             .00             .00             .00
                                          ======          ======          ======          ======

                                                                    SCHEDULE III


                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF JANUARY 31, 1999

                                                                                         Cost
                                                                                      Capitalized             Gross Amounts at
                                                     Initial Cost                    Subsequent to            Which Carried at
                                                       to Trust                       Acquisition             Close of Period
                                               ----------------------------  ----------------------------  -------------------------
                                                             Buildings and                  Building and              Buildings and
                                Encumbrances     Land        Improvements        Land       Improvements    Land       Improvements
                                -------------- ----------------------------  ----------------------------  -------------------------

InnSuites Hotels
     Phoenix Best Western
      Phoenix, Arizona             $ 2,709,223   $ 418,219      $ 2,969,640   $         -        $ 28,451  $ 418,219     $ 2,998,091

InnSuites Hotels
   Tempe/Phoenix
   Airport/South
   Mountain
   Tempe, Arizona                    2,483,903     686,806        6,580,276             -          98,233    686,806       6,678,509

InnSuites Hotels Tucson,
   Catalina Foothills Best
   Western Tucson, Arizona   (B)             -           -        5,891,258             -          72,580          -       5,963,838

InnSuites Hotels Yuma Best
   Western
   Yuma, Arizona                     3,665,601     251,649        5,478,057             -         136,411    251,649       5,614,468

Holiday Inn Airport
   Ontario Hotel and Suites
   Ontario, California               3,566,809   1,633,064        5,450,872             -          71,228  1,633,064       5,522,100

InnSuites Hotels
   Flagstaff/Grand Canyon
   Flagstaff, Arizona       (B)              -     100,000        1,915,664             -         233,193    100,000       2,148,857

InnSuites Hotels
   Tucson St. Mary's
   Tucson, Arizona                   3,947,644     900,000        8,964,608             -         244,586    900,000       9,209,194

Buena Park Suite Hospitality
   Buena Park Suites
   Buena Park, California            3,368,778     645,852        5,775,026             -         203,120    645,852       5,978,146

InnSuites Hotels
   San Diego Hospitality
   San Diego, California             3,419,094     700,000        3,972,785             -          86,512    700,000       4,059,297

InnSuites Hotels Scottsdale/
   El Dorado Park Resort
   Scottsdale, Arizona     (B)               -     350,000        6,074,398             -          84,980    350,000       6,159,378
                                -------------- ----------------------------  ----------------------------  -------------------------
                                  $ 23,161,052 $ 5,685,590     $ 53,072,584   $         -    $  1,259,294  5,685,590    $ 54,331,878
                                ============== ============================  ============================  =========================

                                                                Net
                                                             Book Value
                                                              Land and                               Depreciation
                                --------------               Buildings                                in Income
                                   Total       Accumulated       and         Date of      Date of    Statement is
                                    (A)       Depreciation  Improvements  Construction  Acquisition    Computed
                                ---------------------------------------------------------------------------------

InnSuites Hotels
     Phoenix Best Western
      Phoenix, Arizona            $ 3,416,310      $ 74,597   $ 3,341,713     1980         1998        40 years

InnSuites Hotels
   Tempe/Phoenix
   Airport/South
   Mountain
   Tempe, Arizona                   7,365,315       165,735     7,199,580     1982         1998        40 years

InnSuites Hotels Tucson,
   Catalina Foothills Best
   Western Tucson, Arizona   (B)    5,963,838       148,189     5,815,649     1981         1998        40 years

InnSuites Hotels Yuma Best
   Western
   Yuma, Arizona                    5,866,117       136,571     5,729,546     1982         1998        40 years

Holiday Inn Airport
   Ontario Hotel and Suites
   Ontario, California              7,155,164       137,162     7,018,002     1990         1998        40 years

InnSuites Hotels
   Flagstaff/Grand Canyon
   Flagstaff, Arizona       (B)     2,248,857        49,423     2,199,434     1996         1998        40 years

InnSuites Hotels
   Tucson St. Mary's
   Tucson, Arizona                 10,109,194       277,173     9,832,021     1960         1998        40 years

Buena Park Suite Hospitality
   Buena Park Suites
   Buena Park, California           6,623,998        89,647     6,534,351     1972         1998        40 years

InnSuites Hotels
   San Diego Hospitality
   San Diego, California            4,759,297        75,301     4,683,996     1946         1998        40 years

InnSuites Hotels Scottsdale/
   El Dorado Park Resort
   Scottsdale, Arizona     (B)      6,509,378       152,988     6,356,390     1980         1998        40 years
                                ------------------------------------------
                                 $ 60,017,468   $ 1,306,786  $ 58,710,682
                                ==========================================


   (A) Aggregate cost for federal income tax purposes at January 31, 1999 is as follows:

                                  Land                           $    5,566,892
                                  Buildings and improvements         20,463,791
                                                                  -------------
                                                                 $   26,030,683
                                                                  -------------

   (B) These properties secure the $12M Trust and Partnership line of credit.

       Reconciliation of Real Estate:

                Balance at January 31, 1998            $  34,835,043
                Acquisitions of Hotel Properties          23,923,131
                Improvement to Hotel Properties            1,259,294
                                                       -------------
                Balance at January 31, 1998            $  60,017,468
                                                       =============

All acquisitions of hotel properties, other than approximately $1,448,000 in cash paid in connection with the purchase of the Buena Park Property, were acquired through the exchange of limited partnership units in the Partnership.

       Reconciliation of Accumulated Depreciation:

                Balance at January 31, 1998            $      --
                Depreciation                               1,306,786
                                                       -------------
                Balance at January 31, 1999            $   1,306,786
                                                       =============

Item 9.    CHANGES IN ACCOUNTANTS.
           -----------------------

     The Trust incorporates herein by reference its Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on March 25, 1999, relating to the resignation of Arthur Andersen LLP as the Trust's independent accountants, and its Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on April 22, 1999, relating to the appointment of KPMG LLP as the the Trust's independent accountants.


                                    PART III
                                    ---------


Item 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST.
          ---------------------------------------------

Trustees of the Trust

         The Trust incorporates herein by reference the information appearing under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 1, 1999.

Executive Officers of the Trust

     The name, age (as of January 31, 1999), business experience during the past five years, and offices presently held by each of the Trust's executive officers are reported below. The Trust's By-Laws provide that officers shall hold office until their successors are duly elected and qualified and that any officer may be removed from office at any time by the Trust's Trustees.

     JAMES F. WIRTH: Age 52 ; Chairman, President and Chief Executive Officer of the Trust since January 30, 1998. Chairman of InnSuites Innternational Hotels, Inc., Hospitality Corporation International and affiliated entities, owners and operators of hotels, since 1980. Chairman and President of Rare Earth Development Company, a real estate investment company, since 1973.

     MARC E. BERG: Age 46; Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President - Acquisitions for the Trust from December 16, 1998 to February 10, 1999. Trustee since January 30, 1998. Consultant to InnSuites Hotels system and self-employed as a registered investment advisor since 1985.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Trust's executive officers and Trustees, and persons who beneficially own more than 10% of its outstanding Shares of Beneficial Interest, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Trust has not received any reports from Dan Z. Bochner, who the Trust believes held beneficial ownership of in excess of 10% of the Trust's outstanding Shares of Beneficial Interest during the fiscal year ended January 31, 1999, and has no information regarding whether Mr. Bochner was required to file Forms 4 or a Form 5 in respect of the fiscal year ended January 31, 1999.


Item 11.  EXECUTIVE COMPENSATION.
          -----------------------

     The Trust incorporates herein by reference the information appearing under the caption "Compensation of Trustees and Executive Officers" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 1, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     The Trust incorporates herein by reference the information appearing under the caption "Ownership of Common Shares" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 1, 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     The Trust incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 1, 1999.



                                     PART IV
                                     -------

                   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
                   -------------------------------------------------------------
Exhibits
--------

3(a) Second Amended and Restated Declaration of Trust (incorporated by reference to Annex A of the Registrant's definitive 1998 Proxy Statement, filed with the Securities and Exchange Commission on May 15, 1998).

10(a) First Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 8, 1998).

10(b)* Employment Agreement dated as of January 31, 1998, between the Trust and James F. Wirth. (incorporated by reference to Exhibit 10(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on May 18, 1998).

10(c)              Formation Agreement among the Trust; MARA; Alan M. Krause;
                   James H. Berick; Hospitality Corporation International; InnSuites Hotels, L.L.C.; James F. Wirth; Tucson Hospitality Properties, Ltd.; Yuma Hospitality Properties, Ltd.; Baseline Hospitality Properties, Ltd.; Northern Phoenix Investment Limited Partnership; Ontario Hospitality Properties Limited Partnership; Hulsey Hotels Corporation; and Buenaventura Properties, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on February 17,
                   1998).

10(d) Contribution Agreement dated as of February 1, 1998, among James F. Wirth, Gail J. Wirth and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on March 16, 1998).

10(e) Agreement of Purchase and Sale and Joint Escrow Instructions dated March 20, 1998, between Lafayette Hotel, LLC and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 14,
                   1998).

10(f)              Contribution Agreement dated as of June 1, 1998, among James
                   F. Wirth, Steven S. Robson and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2, 1998).

10(g) Consent Agreement dated as of January 31, 1999, among RRF Limited Partnership, James F. Wirth, Gail J. Wirth, Alan M. Krause and James H. Berick.

10(h) Continuing Guaranty dated as of January 31, 1999, by RRF Limited Partnership.

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on May 18, 1998).

27**               Financial Data Schedule.

99.1               Form of Percentage Lease (incorporated by reference to
                   Exhibit 99.1 of the Registrant's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 8, 1998).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

** Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.


Financial Statement Schedules
-------------------------------
Not Applicable.


Forms 8-K
---------

               No Current Reports on Form 8-K were filed by the Trust during the fourth fiscal quarter ended January 31, 1999.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INNSUITES HOSPITALITY TRUST

Dated: May 17, 1999                         By:  /s/ James F. Wirth
                                                 -----------------------------
                                                 James F. Wirth, Chairman,
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)

Dated: May 17, 1999                         By:  /s/ Marc E. Berg
                                                 -----------------------------
                                                 Marc E. Berg, Executive Vice
                                                 President, Secretary and
                                                 Treasurer (Principal
                                                 Accounting Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

                                            /s/ James F. Wirth
Dated: May 17, 1999                         -----------------------------
                                            James F. Wirth, Trustee, Chairman,
                                            President, and Chief Executive
                                            Officer

                                            /s/ Marc E. Berg
Dated: May 17, 1999                         -----------------------------
                                            Marc E. Berg, Trustee, Executive
                                            Vice President, Secretary, and
                                            Treasurer

                                            /s/ Lee J. Flory
Dated: May 17, 1999                         -----------------------------
                                            Lee J. Flory, Trustee

                                            /S/ Edward G. Hill
Dated: May 17, 1999                         -----------------------------
                                            Edward G. Hill, Trustee

Index of Exhibits
-----------------

Exhibit Number

3(a) Second Amended and Restated Declaration of Trust (incorporated by reference to Annex A of the Registrant's definitive 1998 Proxy Statement, filed with the Securities and Exchange Commission on May 15, 1998).

10(a) First Amended and Restated Agreement of Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit
                   10.1 of the Registrant's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 8, 1998).


10(b)* Employment Agreement dated as of January 31, 1998, between the Trust and James F. Wirth. (incorporated by reference to Exhibit 10(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on May 18, 1998).

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

10(f)              Contribution Agreement dated as of June 1, 1998, among James
                   F. Wirth, Steven S. Robson and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2, 1998).

10(g) Consent Agreement dated as of January 31, 1999, among RRF Limited Partnership, James F. Wirth, Gail J. Wirth, Alan M. Krause and James H. Berick.

10(h) Continuing Guaranty dated as of January 31, 1999, by RRF Limited Partnership.

                   Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 filed with the Securities and Exchange Commission on May 18, 1998).

27**               Financial Data Schedule.

99.1               Form of Percentage Lease (incorporated by reference to
                   Exhibit 99.1 of the Registrant's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 8, 1998).




* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

** Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.