Form 10-K/A
period 1999-01-31
INNSUITES HOSPITALITY TRUST
filed 1999-05-27
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                      [Cover Continued From Previous Page]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant as of May 12, 1999: $3,872,864.

Number of shares of voting stock outstanding as of May 12, 1999: 2,341,374


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Proxy Statement for the July 12, 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I
                                    ---------


Item 1.  BUSINESS.
         ---------

Introduction to Our Business

         InnSuites Hospitality Trust (formerly known as Realty ReFund Trust)(the "Trust") was organized in 1971 and operates as an unincorporated Ohio real estate investment trust. On January 31, 1999, the Trust owned, through RRF Sub Corp., a wholly-owned subsidiary, an InnSuites(R) hotel located in Scottsdale, Arizona and a 17% sole general partner interest in RRF Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). Events subsequent to January 31, 1999 have increased the Trust's general partner interest in the Operating Partnership to approximately 42%. The Operating Partnership, on January 31, 1999, owned or controlled interests, directly or indirectly, in nine InnSuites(R) hotels located in Arizona and southern California (all ten InnSuites(R) hotels are hereinafter referred to as the "Hotels"). Events subsequent to January 31, 1999 have resulted in all of the Hotels being owned, directly or indirectly, by the Operating Partnership. The Trust employs five people.

         The Hotels feature 1,665 hotel suites and operate as moderate- and full-service hotels which apply an operating philosophy formulated in 1980 by James F. Wirth, current Chairman, President and Chief Executive Officer of the Trust. Initially, the Trust attempts to acquire under-performing hotel properties below replacement cost. Through intensive refurbishment and management programs, the Trust repositions the acquired hotels as studio and two-room suite hotels that offer services such as free breakfast buffets and complementary afternoon social hours plus microwave ovens, refrigerators and coffee makers in each studio or two-room suite.

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


Advisory Agreement and MARA

         The Operating Partnership was a party to an Advisory Agreement with MARA pursuant to which the Operating Partnership received certain investment advisory and administrative services regarding the day-to-day investment operations of the Hotels and pursuant to which MARA was responsible for providing the Operating Partnership and the Trust with a continuing and suitable investment program. The Advisory Agreement was terminated as of January 1, 1999. To terminate the Advisory Agreement the Operating Partnership paid $256,000 in February 1999 ($225,000 repayment of principal plus $31,500 of accrued interest) and on February 1, 2000 is obligated to pay $240,750 ($225,000 repayment of principal plus $15,750 of accrued interest) to satisfy two promissory notes which were originally issued by Mr. Wirth and his wife when they acquired MARA in January 1998. Additionally, the Operating Partnership issued 67,000 Class B limited partnership units to MARA and MARA forgave $85,331 in net liabilities in exchange for the termination of the Advisory Agreement. These amounts were recorded as one-time fourth quarter charges of the Operating Partnership.

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

Item 2.  PROPERTIES.
         -----------

         The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona. The Trust directly owns no real property. At January 31, 1999, the Operating Partnership owned or controlled interests in nine hotels and the Trust, through its wholly-owned subsidiary, RRF Sub Corp., owned one hotel located in Scottsdale, Arizona. All of the Hotels are operated as InnSuites(R) Hotels, while three are also marketed as Best Western(R) Hotels and one is also marketed as a Holiday Inn(R) Hotel and Suites. All of the Hotels are managed by the Management Company and operate in the following locations:

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
         Fourth Quarter                                                4 11/16        4 1/4         --


         The Trust intends to maintain a conservative dividend policy to facilitate internal growth prior to issuing additional equity. Once the Trust secures the proceeds of the issuance of additional equity, a review of its dividend policy is planned. In fiscal 1998, the Trust paid dividends of $.10 and $.05 in the first and second quarters, respectively, and, in fiscal 1999, paid a dividend of $.10 in the third quarter. Since its organization in 1971, the Trust has paid a dividend or dividends each year.


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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

Overview

         On January 31, 1998, the Trust contributed $2,081,000 to the Operating Partnership in exchange for a 13.6% general partner interest therein. The Trust is the sole general partner of the Operating Partnership. The Operating Partnership issued limited partnership interests representing 86.4% of the Operating Partnership to acquire six hotel properties from various entities. In addition, through RRF Sub Corp., the Trust issued 647,231 Shares of Beneficial Interest in exchange for all of the outstanding shares of a corporation controlled by James F. Wirth and his wife which owned the InnSuites Hotels Scottsdale/El Dorado Park Resort located in Scottsdale, Arizona. Effective February 1, 1998, the Operating Partnership acquired 100% of the ownership interests in the InnSuites Hotels Tucson St. Mary's located in Tucson, Arizona for $10,820,000. The Operating Partnership assumed $7,803,000 in mortgage debt and other obligations and issued 669,933 Class B limited partnership units to James F. Wirth and his wife (of which 28,800 units were subsequently paid to third parties as advisory fees), who each owned a 50% equity ownership interest in the InnSuites Hotels Tucson St. Mary's. On April 29, 1998, the Operating Partnership acquired the InnSuites Hotels San Diego for $5,148,000. The Operating Partnership invested $1,448,000 in cash and became obligated for $3,700,000 in seller financing in the form of two promissory notes secured by mortgage trust deeds on the property. Effective June 1, 1998, the Operating Partnership acquired 100% of the ownership interests of the InnSuites Hotels Buena Park/Anaheim for $7,100,000. The Operating Partnership assumed $4,116,754 in mortgage debt and other obligations and issued 681,739 limited partnership units to James F. Wirth and Steven S. Robson (of which 13,304 units were subsequently paid to a third party as an advisory fee), who each held a 50% equity ownership interest in the InnSuites Hotels Buena Park/Anaheim. On August 11, 1998, the Trust satisfied a $2.65 million participating mortgage obligation related to the Ontario Hospitality Properties Limited Partnership and caused the Operating Partnership to issue 133,492 Class B Units in the Operating Partnership to James F. Wirth and his affiliates for their respective interests.

         Having completed the acquisitions of the Hotels and having satisfied the Ontario participating mortgage, at January 31, 1999 the Trust held a 17% interest in nine of the Hotels through its sole general partner interest in the Operating Partnership and 100% of the Scottsdale hotel through RRF Sub Corp. In order for the Trust to qualify as a REIT, neither the Trust nor the Operating Partnership can operate the Hotels. Therefore, each of the Hotels is leased to the Initial Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Initial Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each of the Hotels. The Initial Lessee is owned 9.8% by the Management Company, an entity owned by Mr. Wirth and his wife. The Trust's principal source of revenue is lease payments pursuant to the Percentage Leases. The Initial Lessee's ability to make payments to the Operating Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. Therefore, management believes that a discussion of the pro forma operating results of the Initial Lessee and the historical operating results of the Hotels is important to an understanding of the business of the Trust. The following discusses (i) the historical results of the Trust for the years ended January 31, 1999 and January 31, 1998; (ii) the Trust's pro forma results of operations for the years ended January 31, 1998 and January 31, 1999; (iii) the Initial Lessee's pro forma results of operations for the years ended December 31, 1997 and December 31, 1998; and (iv) the historical results of the Initial Lessee for the years ended December 31, 1996 and December 31, 1997.


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

         The following table sets forth key indicators for all of the Hotels combined (which includes the hotels under renovation), and are useful in understanding the underlying changes in the percentage rent for the Trust during the pro forma years ended January 31, 1998 and 1999.


                                                              ALL HOTELS
                                                           (INCLUDES HOTELS
                                                           UNDER RENOVATION)
                                                        YEAR ENDED JANUARY 31,
                                                        ----------------------
      KEY FACTORS(1)                             1999            1998              1997
      --------------                           --------        --------         ---------
      Occupancy                                   61.4%           60.6%            57.3%
      Average Daily Rate (ADR)                  $66.21          $63.88           $63.50
      Revenue Per Available
      Room (REVPAR)                             $40.65          $38.70           $36.41

(1) No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the years ended January 31, 1999 and January 31, 1998

         During the fiscal year ended January 31, 1998, the Trust terminated its previous wrap-around mortgage business and disposed of its final real estate asset, an office building in Chicago which was sold in the third quarter of fiscal 1998. As a result of a change in investment focus, the Trust indirectly acquired the seven Initial Hotels on January 31, 1998.

         Results of operations for the Trust for the fiscal year ended January 31, 1999 reflected one full-year of operations of the Initial Hotels, plus additional full- or partial-year operations of the three hotels acquired during fiscal 1999.

Total revenue of the Trust for the twelve months ended January 31, 1999 was $9,909,758 in its first full-year of operations. Of this revenue, rent revenue from the Hotels totaled $9,886,008. Included in this amount was rent revenue attributable to the Scottsdale hotel of $699,997. Interest income for the period was $23,750.

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

Pro Forma Results of Operations of the Trust

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
                                                   ============      ============


         For the year ended January 31, 1999, the Trust had pro forma revenues of $10.4 million from the Percentage Leases that would have been in place at the Hotels. The Trust had $24,000 in interest income compared to $55,000 in interest income from mortgage investments in 1998 due to loan repayments during fiscal 1999. Expenses included interest expense related to the mortgage notes payable, notes payable to banks and notes payable to affiliated parties. Interest expense increased by $422,000 in fiscal 1999 compared to fiscal 1998 due to refinancing costs of capital improvements and the acquisition of new properties. Net income to shareholders (after minority interest) decreased to a pro forma $(186,000) from $259,000 due to increased general and administrative expenses such as legal and accounting fees and charges relating to allowances for uncollectable rent receivable, the termination of an advisory agreement with MARA, and charges for stock option grants.

         For the year ended January 31, 1998, the Trust had pro forma revenues of $9.9 million from the Percentage Leases that would have been in place at the Hotels. The Trust also had $55,000 in interest income from mortgage notes which were repaid during the fiscal year. Expenses included interest expense related to the mortgage notes and notes payable to an affiliated party.

Pro Forma Results of Operations of the Initial Lessee

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

                                 INITIAL LESSEE

              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)

                                                1997          1998
                                             PRO FORMA     PRO FORMA
                                              INITIAL       INITIAL
                                               LESSEE        LESSEE
                                            -----------   -----------
REVENUES:
Room revenue                                  $ 23,901      $ 25,259
Food and beverage revenue                        1,463         1,299
Other revenue                                      898         1,664
                                              --------      --------
         Total Revenues                         26,262        28,222
                                              --------      --------

EXPENSES:
Departmental expenses of Hotels:
         Room                                    7,345         8,966
         Food and beverage                       1,614         1,147
General and administrative                       3,257         2,854
Advertising and promotion                        1,165         2,116
Utilities                                        1,489         1,626
Management fees                                    958           667
Franchisor royalties and other charges             836           797
Repairs and maintenance                          1,597         1,894
Real estate and personal property taxes,
         insurance, and ground rent                106           106
Percentage Lease payments                        9,847        10,342
                                              --------      --------
         Total Expenses                         28,214        30,515
                                              --------      --------
PRO FORMA INCOME (LOSS)                       $ (1,952)     $ (2,293)
                                              ========      ========

         The following table sets forth certain combined pro forma financial information for the Initial Lessee, as a percentage of revenues, for the periods indicated.

                                                      PRO FORMA
                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
FINANCIAL DATA                                   1997           1998
                                                 -----          -----
Room revenue                                      91.0           89.5
Food and beverage revenue                          5.6            4.6
Other revenue                                      3.4            5.9
                                                 -----          -----
     Total revenue                               100.0          100.0
                                                 -----          -----
Departmental and other expenses                   69.5           71.1
Real estate and personal property taxes,
     insurance and rent                            0.4            0.4
Percentage rent                                   37.5           36.7
                                                 -----          -----
Net income                                        (7.4)          (8.1)
                                                 =====          =====

Comparison of actual results for the years ended December 31, 1998 and 1997.

         For the year ended December 31, 1998, the Initial Lessee had pro forma total revenues of $28.2 million compared to $26.3 million for the year ended December 31, 1997, an increase of $1.9 million (7.5%). This was due to increases in occupancy from 60.6% for the twelve months ended January 31, 1998 to 61.4% for the twelve months ended January 31, 1999 and an increase in ADR from $63.88 to $66.21 for the same respective periods. Total expenses increased $2.3 million from $28.2 million in the year ended December 31, 1997 to $30.5 million in the year ended December 31, 1998. The decreases in the categories of expenses shown above were consistent with the change in the ownership structure after the formation transactions, with the underlying ownership companies having holdings of property, furniture, fixtures and equipment. The increases in the categories of expenses shown above were consistent with increased occupancy. The increase in advertising and promotion was due to enhancement of the "Suite Concept" and the increase in percentage lease payments was due to increased revenues at the Hotels. Room costs and overhead were high due to the ongoing multi-year refurbishment program of the Hotels. The larger increase in expenses of $2.3 million as compared to the $2.0 million increase in revenues resulted in a $2.3 million loss in the year ended December 31, 1998 as compared to the $2.0 million loss for the year ended December 31, 1997.

         Room revenues increased $1.4 million, or 5.7%, from 1997 to 1998. This was driven by increases in ADR at almost all of the Hotels, along with an increase in occupancy. These increases were attributable to the general improvement in the business travel and tourism industries, lack of any significant new competition in the markets were the Hotels operate and the InnSuites' refurbishment program. The continuation of InnSuites' focus on maximizing REVPAR by focusing on increasing ADR while improving occupancy during this period had a significant effect on revenues.

         Departmental and other expenses grew by $1.8 million, or 6.4%, between the years because of increased occupancy. These costs increased as a percentage of revenues from 69.5% in 1997 to 71.1% in 1998. As previously mentioned, promotion and advertising costs grew faster than revenues, primarily to integrate the new Hotels which represented a 60% increase in the InnSuites System based on the number of suites.

         Net income decreased by $341,000 from $(1,952,000) in 1997 to $(2,293,000) in 1998 due to the acquisition, integration and refurbishment of the Hotels.

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

Historical Results of Operations of the Initial Lessee


                             INNSUITES HOTELS, INC.
                            STATEMENT OF OPERATIONS

                                                       DECEMBER 31,
                                             -------------------------------
                                                 1997               1996
                                                 ----               ----
Revenue from hotel operations:
  Room revenue                               $18,800,566         $17,613,618
  Food and beverage revenue                      519,440             197,064
  Other revenue                                  828,022             513,143
                                             -----------         -----------
      Total Revenues                          20,148,028          18,323,825
                                             -----------         -----------

Expenses:
  Department expenses:
    Rooms                                      5,610,906           4,629,652
    Food and beverage                            462,514             487,367
  General and administrative                   3,925,820           3,305,161
  Advertising and Promotion                    1,415,732             919,887
  Utilities                                      933,994             894,121
  Repairs and maintenance                      2,473,074           2,621,472
  Real estate, personal property
    taxes, and insurance                         911,870             876,816
  Interest expense                             1,853,800           1,569,850
  Depreciation                                 1,225,898           1,147,326
                                             -----------         -----------
      Total Expenses                          18,813,608          16,451,652
                                             -----------         -----------

Income before extraordinary items              1,334,420           1,872,173
Gain on early extinguishment of debt                  --             307,000
                                             -----------         -----------
Net Income (loss)                            $ 1,334,420         $ 2,179,173
                                             ===========         ===========

Comparison of actual results for the years ended December 31, 1997 and 1996

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

         Departmental and other expenses increased by $1.96 million or 15.3% between the years, primarily because of an increase in maintenance expenses associated with the refurbishment program, the expansion of food service, increases in payroll costs, and general inflationary pressures. These costs increased slightly as a percentage of revenues from 70.2% in 1996 to 73.6% in 1997, as expenses grew faster than revenues, in particular, payroll costs. Depreciation and amortization expense increased slightly between 1996 and 1997.

         Interest expense increased $283,950 in 1997 compared to 1996 due to refinancing costs of capital improvements.

         Income before extraordinary items decreased $537,753 primarily due to increased expenses discussed above.

         The gain on early extinguishment of debt of $307,000 recorded in May 1996 related to the extinguishment of debt at the Flagstaff property. No gain or loss from the extinguishment of debt were recognized in 1997.

         EBITDA declined $447,000 or 7.8% from 1996 to 1997. This was attributable to increases in expenses during the periods.


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

         On April 16, 1998, the Trust obtained a $12 million Credit Facility from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate. By its terms, the Credit Facility will expire in approximately two years, subject to renewal. The terms of the Credit Facility require the Trust to maintain a net worth of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.50 to 1.0, a net operating income to debt service relating to encumbered properties ratio of not less than 1.25 to 1.0, and a net operating income to debt service ratio of not less than 1.30 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business, or unreasonably suspend its business. The Trust obtained waivers for certain debt covenant violations occurring as of January 31, 1999. Management has commenced negotiating with the Trust's lenders to modify such covenants.

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

         The Trust and the Initial Lessee have upgraded their computer accounting programs and the Initial Lessee is completing the installation of a new property management system along with necessary hardware. These new systems have been warranted to be Year 2000 compliant. The Trust has estimated the total cost which will be incurred in connection with these installations to be approximately $400,000, which will be capitalized and amortized over seven years. To date, the Trust has already spent $260,000 toward the completion of these installations and anticipates completing the project by September 1999. The Trust believes that such costs will not result in a material adverse effect on its financial condition or results of operations.

         While these new systems represent virtually all of the Trust's computer systems, the Trust and the Initial Lessee cannot predict the effect of the Year 2000 problem on vendors, customers and other entities with which the Trust and the Initial Lessee transact business, and there can be no assurance that the effect of the Year 2000 problem on such entities will not adversely affect the Trust's or the Initial Lessee's operations.

         Although the Trust is not aware of any threatened claims related to the Year 2000, the Trust may become subject to litigation arising from such claims, and depending on the outcome, such litigation could have a material adverse effect on the Trust. It is not clear whether the Trust's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

         In the event of any failure of any of the computer systems, the Trust and the Initial Lessee intend to perform necessary functions without the aid of the affected computer systems until any Year 2000 problems are resolved.

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



Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. The proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. The Trust could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. To date, the Trust has not entered into any such derivative transactions.

         The Trust's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair value and other terms required, by year of expected maturity, in order to evaluate the expected cash flows and sensitivity to interest rate changes.

       Fiscal                          2000         2001        2002       2003      2004    Thereafter     Total      Fair Value
       ------                          ----         ----        ----       ----      ----    ----------     -----      ----------
Fixed rate debt(1)                  $2,431,923    2,826,996    792,100    865,013   944,658  11,802,718   19,663,408   19,782,007

Average interest rate                  8.9%          8.9%       8.9%       8.9%      8.9%       8.9%         8.9%         8.25%

Variable rate LIBOR debt(1)            112,249   11,421,670    130,586    140,848   151,918   3,290,973   15,247,644   15,247,644

Average interest rate                 7.59%            -          -          -         -          -         7.59%         7.59%

(1) The fair value of fixed rate debt and variable rate LIBOR debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR with similar risks and maturities.

         The table incorporates only those exposures that exist as of January 31, 1999 and does not consider those exposures or positions which would arise after that date. Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Trust's interest rate fluctuations will depend on the exposures that arise during the period and future interest rates.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

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

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Trustees
InnSuites Hospitality Trust:

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (an Ohio real estate investment trust) and subsidiary as of January 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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


                                    KPMG LLP


Phoenix, Arizona
May 14, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Trustees,
InnSuites Hospitality Trust

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (formerly Realty ReFund Trust) (an Ohio unincorporated business trust) and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 31, 1998 and 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust, formerly Realty ReFund Trust, as of January 31, 1998, and the results of its operations and its cash flows for years ended January 31, 1998 and 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Cleveland, Ohio
May 12, 1998.

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
                                                                             ===========      ===========

COMMITMENTS AND CONTINGENCIES (notes 7, 8, 9, 10, 13, 14, 20 and 21)



                            See accompanying notes to
                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED JANUARY 31,
                                                                     1999               1998               1997
                                                                     ----               ----               ----
REVENUES:
  Rent revenue from affiliate                                  $  9,886,008              -                  -
  Interest income from loans receivable                               -                  -              1,077,757
  Interest income from loan receivable from related party             -                  -                560,139
  Rental revenue from real estate held for sale                       -              1,367,366          2,277,610
  Interest income                                                    23,750             54,613              -
                                                               ------------       ------------       ------------
                                                                  9,909,758          1,421,979          3,915,506
                                                               ------------       ------------       ------------

EXPENSES:
  Real estate depreciation                                        2,196,797              -                  -
  Real estate, personal property taxes, insurance
    and ground rent                                               1,221,255              -                  -
  General and administrative                                      2,748,623              -                  -
  Provision for write-down of loan receivable
    from related party                                                -                  -                111,498
  Provision for write-down of real estate held for sale               -                                 1,085,000
  Loss on sale of real estate                                         -                 35,620              -
  Loss on termination of advisory agreement                         780,746              -                  -
  Interest on loans underlying wrap-around mortgages                  -                  -                150,184
  Interest on loan underlying wrap-around
    mortgage to related party                                         -                  -                 89,223
  Interest on mortgage notes payable                              1,944,541              -                  -
  Loan fee amortization                                              39,346              -                  -
  Interest on notes payable to bank                                 608,052              -                381,368
  Interest on note payable to related party                         204,145            118,082            332,308
  Fees to related party investment advisor                          364,041              -                169,961
  Legal expense to related party                                      2,400             84,000             56,000
  Operating expenses of real estate held for sale                     -              1,379,389          2,085,807
  Amortization of tenant improvements and
    deferred leasing commissions                                      -                 21,724             43,080
  Other operating expenses                                            -                356,673            299,442
                                                               ------------       ------------       ------------
                                                                 10,109,946          1,995,488          4,803,871
                                                               ------------       ------------       ------------

LOSS BEFORE MINORITY INTEREST                                      (200,188)          (573,509)          (888,365)
                                                               ------------       ------------       ------------

LESS: MINORITY INTEREST                                              (7,117)             -                  -
                                                               ------------       ------------       ------------
NET LOSS                                                       $   (193,071)          (573,509)          (888,365)
                                                               ============       ============       ============
NET LOSS PER SHARE - (Basic and Diluted)                       $       (.10)              (.56)              (.87)
                                                               ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - (Basic and Diluted)                               1,921,902          1,022,359          1,020,586

CASH DIVIDENDS PER SHARE:
  Paid                                                                 $.10                .15                .30
  Declared                                                              .00                .00                .10
                                                                       ----               ----                ---
  Total Cash Dividends per Share                                       $.10                .15                .40
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
                                                             ==========

                            See accompanying notes to
                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED JANUARY 31
                                                                         1999               1998               1997
                                                                         ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $   (193,071)          (573,509)          (888,365)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Stock compensation expense                                        183,518
       Non-cash portion of loss on termination of advisory agreement     498,669              -                  -
       Provision for uncollectible receivable from related party         900,000                               111,498
       Provision for write-down of real estate held for sale               -                  -              1,085,000
       Minority interest                                                  (7,117)             -                  -
       Real estate depreciation                                        2,196,797              -                  -
       Amortization of tenant improvements and deferred
           leasing commissions                                             -                 21,724             43,080
       Amortization of deferred loan fees                                 39,346                               (15,000)
       Increase in rent receivable                                    (1,473,539)             -                  -
       (Increase) decrease in interest receivable and other assets      (905,613)           263,280            392,587
       Decrease in due to Lessee                                        (944,234)             -                  -
       Decrease in accounts payable and accrued expenses              (1,136,115)          (676,274)          (600,158)
                                                                    ------------       ------------       ------------
       Net cash used in operating activities                            (841,359)          (964,779)           128,642
                                                                    ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on mortgage loans  receivable                       -                  -             14,569,483
   Principal payments on mortgage notes payable                            -                  -             (4,991,421)
   Improvements and additions to hotel properties                     (2,277,890)             -                  -
   Acquisition of hotel                                               (1,448,000)             -                  -
   Borrowings on mortgage notes payable                                    -                  -                  -
   Payments on other notes payable                                         -                  -                  -
   Borrowings on other notes payable                                       -                  -
   Payment of transaction costs                                            -               (334,854)             -
   Proceeds from sale of real estate, net                                  -              5,599,122              -
   Purchase of fee interest in land                                        -                  -               (287,758)
                                                                    ------------       ------------       ------------
       Net cash provided by (used in) investing activities            (3,725,890)         5,264,268          9,290,304
                                                                    ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage notes payable                      (19,388,537)             -                  -
   Borrowings on mortgage notes payable                               11,705,374              -                  -
   Payments on other notes payable                                      (218,000)             -                  -
   Bank borrowings                                                    11,300,000              -                625,000
   Bank repayments                                                      (155,000)             -             (6,920,000)
   Payment of dividends                                                 (166,781)          (153,088)          (408,234)
   Distributions to minority interest holders                           (781,451)             -                  -
   Advances from related parties                                       1,235,628              -                  -
   Principal payments on advances payable to  related parties           (921,447)        (2,300,000)        (2,200,000)
                                                                    ------------       ------------       ------------
       Net cash provided by (used in) financing activities             2,609,786         (2,453,088)        (8,903,234)
                                                                    ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,957,463)         1,846,401            515,712
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                             2,378,398            531,997             16,285
                                                                    ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    420,935          2,378,398            531,997
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

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the Partnership), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona. These seven hotels are referred to as the Initial Hotels. The Initial Hotels, together with the hotels described in Note 4, are referred to herein as the Hotels. The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the Lessee), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent (Base Rent) or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James
F. Wirth, Chairman, President and Chief Executive Officer of the Trust (Wirth) and his spouse.

At January 31, 1999, the Trust's general partnership interest in the Partnership was 17.2%.


PARTNERSHIP AGREEMENT

The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of January 31, 1999, a total of 2,586,883 Class A limited partnership units were issued and outstanding. Additionally, 39,046 Class A limited partnership units were reserved for issuance to those partners who did not accept the formation exchange offer. As of January 31, 1999, a total of 5,246,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units outstanding at January 31, 1999 were to be converted, the limited partners in the Partnership would hold 2,586,883 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.


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

In accounting for the acquisitions of the Initial Hotels discussed in Note 1, purchase accounting was applied. The historical carrying values of the assets and liabilities of BPI were adjusted to their respective fair values based upon the aggregate fair market value of shares of beneficial interest issued to acquire the outstanding shares of BPI. The Trust's purchase of its 13.6% general partnership interest in the Partnership and the Partnership's acquisition of interests in the Initial Hotels from third parties resulted in adjustments to the historical net carrying values of such hotel properties in amounts equal to 34% of the difference between the fair values and the historical net carrying values of the respective hotel properties. The Partnership's acquisition of interests in the Initial Hotels other than BPI held by Wirth and his affiliates did not result in purchase accounting adjustments to historical net carrying values as such transactions were between entities under common control. Hotels purchased subsequent to January 31, 1998 have been recorded at fair value.

In the first quarter of fiscal 1997, the Trust adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Pursuant to this standard, long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets to be disposed of shall not be depreciated while being held for disposal. The Trust's real estate held for sale was within the scope of FAS No. 121. As the Trust established a $3,000,000 valuation allowance at January 31, 1997 to reduce the carrying value of the real estate held for sale to its estimated net realizable value, adoption of FAS No. 121 did not have a material impact on the Trust's financial position or results of operations except that no depreciation expense was recorded on the real estate held for sale during fiscal 1998.


REVENUE RECOGNITION

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle. Effective August 1, 1998, the Company amended its percentage lease agreements to eliminate the annualization of interim hotel revenue. During the third quarter of fiscal 1999, accounting for contingent rent under EITF 98-9 was rescinded; the Trust believes that eliminating annualization of hotel revenue will provide for recognition of Percentage Rent more consistently with the generation of revenue from the Hotels.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997



ALLOWANCE FOR UNCOLLECTED RECEIVABLES

Financial instruments, which potentially subject the Trust to credit risk, primarily consist of rent receivable from an affiliate. The Trust periodically assesses the collectability of its receivables based on its evaluation of the Lessee's future cash flow available for payment. As a result, during the fourth quarter of fiscal 1999, the Trust recorded a $900,000 charge to operations as a provision for bad debt, which is reflected in the accompanying consolidated statements of operations.


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

STOCK-BASED COMPENSATION

The Trust accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock-based Compensation" which permits entities to recognize as expense over the vesting period, the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provision of APB Opinion No. 25 "Accounting for Stock Issued to Employees and Related Operations" and provide pro-forma net income and pro-forma earnings per share and disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Trust has elected to apply the provisions of APB Opinion No. 25.


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

In accordance with the line of credit agreement, the Trust may choose interest rates based on 1) Base Rate, as defined plus .5 basis points, 2) Treasury Bill Rate plus 2.75 basis points or 3) LIBOR Rate plus 2.75 basis points and requires quarterly interest-only payments. The line of credit is secured by the Scottsdale, Flagstaff, and Tucson Oracle hotel properties. The net book value of properties securing the line of credit totaled $16,250,409 at January 31, 1999. Borrowings under this line of credit at January 31, 1999 amounted to $11,300,000 and bear interest based on the LIBOR Rate plus 2.75 basis points (7.59% at January 31, 1999). The total principal balance is due April 2002.

At January 31, 1998, the Trust had various lines of credit totaling $350,000 with outstanding balances totaling $155,000 at interest rates floating with the banks' respective reference rates plus 1.5% to 3.0%.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         JANUARY 31, 1999, 1998 AND 1997


9. OTHER NOTES PAYABLE

In connection with the termination of an advisory agreement between the Partnership and Mid-America ReaFund Advisors, Inc. (the Advisor), as further described at Note 14, the Trust assumed the Advisor's outstanding debt totaling $450,000. The note bears interest at 7% and matures January 30, 2000. As of January 31, 1999, the Trust had not made the first principal payment of $225,000 and was in default; however, the Trust obtained a waiver from the parties whereby the loan would not be called. In February 1999, the Trust made the first principal payment on the loan.

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

13. FEDERAL INCOME TAXES

No provision for current or deferred income taxes has been made by the Trust. The Trust has elected to be a real estate investment trust (REIT) and is therefore subject to the requirements of Sections 856 to 860 of the Internal Revenue Code, all of the requirements of which management believes have been met for the years ended January 31, 1999 and 1998. As a REIT, the Trust normally distributes 95% of its taxable income to its shareholders. For the years ended January 31, 1999 and 1998, the Trust had a taxable income (loss) of approximately $250,000, before consideration of net operating loss carry forwards and ($4,000,000), respectively. In fiscal 1998, the primary difference between the timing of book provisions for write-downs and when such amounts are allowed as deductions for Federal income tax purposes is attributable to the foreclosure property described in Note 5. In fiscal 1998, the net tax deductions related to such property were $3,570,000 that related primarily to amounts that had been expensed in previous years for book purposes. In fiscal 1999, the primary differences between book loss and taxable income primarily relate to a provision for bad debts which is not deductible for tax purposes and excess book depreciation over tax depreciation.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                         JANUARY 31, 1999, 1998 AND 1997


The total dividends per share applicable to operating results for the years ended January 31, 1999 and 1998, amounted to $.10 per share and $.15 per share, respectively.

The Trust has an income tax net operating loss of approximately $13,533,000 of which $4,476,000 originated in fiscal 1993, $5,057,000 originated in fiscal 1997, and $4,000,000 originated in fiscal 1998. Net operating loss carryforwards expire beginning in fiscal 2008 and ending in fiscal 2013. During fiscal 1999, the Trust utilized approximately $250,000 in net operating loss carryforwards. The quarterly allocation of cash dividends paid per share and the characterization of dividends as either ordinary income or return of capital for individual shareholders' income tax purposes were as follows:

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
                 ===       ===      ===           ===       ===      ===           ===        ===      ===

The tax status of distributions to shareholders in calendar 1999 will be dependent on the level of the Trust's earnings in that year. If current and accumulated earnings and profits of the Trust exceed dividends paid in calendar 1999, such dividends will represent ordinary income to the recipients irrespective of the net operating loss carryforward.


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

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997



Wirth has an employment agreement with the Trust which expires in December 2007. The employment agreement provides that Wirth received no compensation from the Trust as long as the advisory agreement was in effect. However, pursuant to the terms of the employment agreement, since the Advisor no longer provides services to the Partnership or the Trust, Wirth will be compensated at an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect. Wirth is currently being compensated, however, at a lesser rate of $110,000 a year.

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

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        JANUARY 31, 1999, 1998 AND 1997


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust's significant financial instruments at January 31, 1999 and 1998 are as follows:

                                                1999                                 1998
                                                ----                                 ----
                                       CARRYING        FAIR                CARRYING           FAIR
                                        AMOUNT         VALUE                AMOUNT          VALUE
                                        ------         -----                ------          -----
Mortgage notes payable               $23,161,052    23,279,651           $17,709,589     18,103,824
Notes payable to banks                11,300,000    11,300,000               155,000        155,000
Other notes payable                      450,000       450,000             2,864,690      2,864,690
Advances payable to
     related parties                   2,013,782     2,013,782             1,699,601      1,699,601

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

Effective March 15, 1999, Wirth made an unsecured loan to the Trust of $2 million, bearing interest at 7% per year. Interest only payments are due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust is using the proceeds to purchase general partnership units in the Partnership.

Effective March 30, 1999, the Partnership's mortgage on the North Phoenix property was refinanced and an additional $1.75 million was borrowed. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

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


21. STOCK OPTION PLAN

During fiscal 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the Plan) at the annual shareholder meeting. Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, Trust officers, other key employees, consultants, advisors, and similar employees of the Trust's subsidiaries and affiliates. The number of options that may be granted is limited to 10% of the total Common Stock and Units (Class A and Class B) as of the first day of such year.

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
                                ---------------------------------------------------------------------------------

InnSuites Hotels
     Phoenix Best Western
      Phoenix, Arizona            $ 3,416,310      $ 74,597   $ 3,341,713     1980         1998        40 years

InnSuites Hotels
   Tempe/Phoenix
   Airport/South
   Mountain
   Tempe, Arizona                   7,365,315       165,735     7,199,580     1982         1998        40 years

InnSuites Hotels Tucson,
   Catalina Foothills Best
   Western Tucson, Arizona   (B)    5,963,838       148,189     5,815,649     1981         1998        40 years

InnSuites Hotels Yuma Best
   Western
   Yuma, Arizona                    5,866,117       136,571     5,729,546     1982         1998        40 years

Holiday Inn Airport
   Ontario Hotel and Suites
   Ontario, California              7,155,164       137,162     7,018,002     1990         1998        40 years

InnSuites Hotels
   Flagstaff/Grand Canyon
   Flagstaff, Arizona       (B)     2,248,857        49,423     2,199,434     1996         1998        40 years

InnSuites Hotels
   Tucson St. Mary's
   Tucson, Arizona                 10,109,194       277,173     9,832,021     1960         1998        40 years

Buena Park Suite Hospitality
   Buena Park Suites
   Buena Park, California           6,623,998        89,647     6,534,351     1972         1998        40 years

InnSuites Hotels
   San Diego Hospitality
   San Diego, California            4,759,297        75,301     4,683,996     1946         1998        40 years

InnSuites Hotels Scottsdale/
   El Dorado Park Resort
   Scottsdale, Arizona     (B)      6,509,378       152,988     6,356,390     1980         1998        40 years
                                ------------------------------------------
                                 $ 60,017,468   $ 1,306,786  $ 58,710,682
                                ==========================================


   (A) Aggregate cost for federal income tax purposes at January 31, 1999 is as follows:

                                  Land                           $    5,566,892
                                  Buildings and improvements         20,463,791
                                                                  -------------
                                                                 $   26,030,683
                                                                 ==============

   (B) These properties secure the $12 million Trust and Partnership line of credit.

       Reconciliation of Real Estate:

                Balance at January 31, 1998            $  34,835,043
                Acquisitions of Hotel Properties          23,923,131
                Improvement to Hotel Properties            1,259,294
                                                       -------------
                Balance at January 31, 1999            $  60,017,468
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

                             INNSUITES HOTELS, INC.
                              STATEMENTS OF EQUITY

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

                             INNSUITES HOTELS, INC.
                            STATEMENTS OF CASH FLOWS

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
                                                                                    =====

InnSuites Innternational Hotels, Inc. ("InnSuites") and its affiliates, officers and employees were involved in the development of each of the above hotels, except Flagstaff, St. Mary's, San Diego, and Buena Park which were purchased January 1, 1996, February 1, 1998, April 30, 1998 and May 31, 1998,
respectively, and have managed all of the InnSuites Hotels since their respective inceptions or purchase. The hotels with three exceptions were owned by partnerships ("InnSuites Partnerships") in which the shareholders of InnSuites and certain officers of InnSuites (collectively, "InnSuites Affiliates") had significant direct and indirect ownership interests. Flagstaff and Scottsdale were owned by corporations controlled by principals of InnSuites. San Diego was purchased from a third party. The partnerships and corporations were referred to collectively as the InnSuites System Entities ("predecessors").

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

InnSuites Hospitality Trust (formerly Realty ReFund Trust) is an unincorporated Ohio real estate investment trust (the "REIT") which agreed to acquire equity interests in existing hotel properties on January 31, 1998 (the "Formation Transaction") and to consider selectively the purchase or development of additional hotels. The REIT acquired the general partnership interest, representing a 13.6% equity interest in RRF Limited Partnership (the "Partnership"), as of January 31, 1998. The partners and shareholders of the entities owning the InnSuites Hotels contributed their respective partnership and corporate interests to the Partnership, or a subsidiary of the REIT in exchange for cash, partnership interests or REIT stock on January 31, 1998. All of the InnSuites Hotels were leased to InnSuites Hotels, Inc. (the "Company") (formerly Realty Hotel Lessee Corp.)(the InnSuites Lessee) pursuant to operating leases (see Percentage Leases) which contain provisions for rent based on the revenues of the InnSuites Hotels. The Lessee is an affiliate of InnSuites.

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

Effective with the Formation Transaction on January 31, 1998, the REIT purchased substantially all of the assets and liabilities of the predecessors. Subsequent activity of those assets and liabilities are reflected in the financial statements of the REIT which are presented elsewhere in this document. The financial statements of the Company (InnSuites Lessee), shown here, reflect the operations of the hotel operators since formation. Subsequent footnotes apply to the predecessor, the Company or both, as indicated.

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting Periods

For annual reporting purposes, all of the InnSuites System Entities, the predecessor and the Company have been included in the accompanying financial statements based on a December 31 year-end.

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


3.       MORTGAGE NOTES PAYABLE AND OTHER DEBT

All debt of the predecessor was assumed by the REIT at the Formation Transaction. The predecessor's mortgage notes payable consisted of six notes secured by hotel properties. As of January 31, 1998, the notes ranged from $886,000 to $3,835,000 with interest rates from 8.5% to 9.75% and maturities dates ranging from February 1998 to August 2011. Interest paid on the notes, including interest on several lines of credit, was $1,527,663, $1,815,875 and $105,952 in the years ended December 31, 1996 and 1997, and one month ended January 31, 1998.


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

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements

For the eleven months ended December 31, 1998, InnSuites holds a management agreement for which fees are 2.5% of hotel revenues and InnSuites Licensing Corporation holds trademark agreements for which fees are from 1.25% to 2.5% of hotel revenues. The hotels pay advertising trust fees for purposes of centralized advertising programs to InnSuites, generally based on 1.5% of hotel revenues. The payable to affiliates represents amounts due primarily for working capital advances. There are no terms or covenants connected with the advances.

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


8.       CERTAIN PREDECESSOR MATTERS

On January 31, 1998, the InnSuites System Entities were acquired by RRF Limited Partnership, the general partner of which is InnSuites Hospitality Trust, an unincorporated Ohio real estate investment trust ("REIT"). In accordance with the acquisition agreements, the InnSuites System

                             INNSUITES HOTELS, INC.
                         Notes to Financial Statements

Entities were responsible for certain preacquisition costs, primarily professional fees, which were not reimbursed by the REIT and were not a part of the purchase price. These costs of $445,414 in 1997 and $651,198 in January 1998 were expensed and included in professional services. As part of the acquisition, the InnSuites System Entities purchased for $950,000 certain shares from the REIT's prior owners. It then distributed $404,725 in shares to the partners of the Partnership and $545,275 in shares to employees which is included in general and administrative expense in 1997 and January 1998 wages and salaries. The participation investors contingent liability of $2,647,000 consisting of $1,950,000 in original loan participation units plus approximately $700,000 of interest accrued during the construction period was assumed by the REIT at the formation date. Prior to the Formation Transactions, certain partners of the partnerships that previously owned the InnSuites System Entities sold their interests therein in exchange for notes. These notes were payable over 2 years. At January 30, 1998, $218,000 principal amounts of such notes was outstanding. Certain expense items in the predecessor financial statements have been reclassified to conform to the Company's presentation.

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

     JAMES F. WIRTH: Age 52 ; Chairman, President and Chief Executive Officer of the Trust since January 30, 1998. Chairman of InnSuites International Hotels, Inc., Hospitality Corporation International and affiliated entities, owners and operators of hotels, since 1980. Chairman and President of Rare Earth Development Company, a real estate investment company, since 1973.

     MARC E. BERG: Age 46; Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President - Acquisitions for the Trust from December 16, 1998 to February 10, 1999. Trustee since January 30, 1998. Consultant to InnSuites Hotels system and self-employed as a registered investment advisor since 1985.

     CHARLES F. SONNEBORN: Age 38; Chief Financial Officer of the Trust since May 18, 1999. Financial consultant to the Trust from May 3, 1999 to May 18, 1999. Chief Financial Officer and General Manager of Professional Chemicals Corporation, manufacturers, retail sellers and lessors of carpet cleaning equipment and chemicals, from June 1997 to April 1999. Chief Financial Officer and General Manager of Eastwood Company, direct marketers, distributors and retail sellers of automobile restoration tools and collectibles, from February 1995 to June 1997. Corporate Controller and Strategist for Group Dekko International, manufacturers and distributors of commercial and consumer electrical products, from August 1986 to February 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Trust incorporates herein by reference the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 1, 1999.

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

                                            INNSUITES HOSPITALITY TRUST

Dated: May 26, 1999                         By:  /s/ James F. Wirth
                                                 -----------------------------
                                                 James F. Wirth, Chairman,
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)

Dated: May 26, 1999                         By:  /s/ Marc E. Berg
                                                 -----------------------------
                                                 Marc E. Berg, Executive Vice
                                                 President, Secretary and
                                                 Treasurer (Principal
                                                 Accounting Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

                                            /s/ James F. Wirth
Dated: May 26, 1999                         -----------------------------
                                            James F. Wirth, Trustee, Chairman,
                                            President, and Chief Executive
                                            Officer

                                            /s/ Marc E. Berg
Dated: May 26, 1999                         -----------------------------
                                            Marc E. Berg, Trustee, Executive
                                            Vice President, Secretary, and
                                            Treasurer

                                            /s/ Edward G. Hill
Dated: May 26, 1999                         -----------------------------
                                            Edward G. Hill, Trustee

                                            /s/ Steven S. Robson
Dated: May 26, 1999                         -----------------------------
                                            Steven S. Robson, Trustee

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