Form 10-Q
period 1999-04-30
INNSUITES HOSPITALITY TRUST
filed 1999-06-14
CIK 82473

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                -----------------

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                          Commission File Number 1-7062

                           INNSUITES HOSPITALITY TRUST
             (Exact name of registrant as specified in its charter)

            OHIO                                       34-6647590
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


                            InnSuites Hotels Centre
                        1625 E. Northern Ave., Suite 201
                               Phoenix, AZ  85020
                    (Address of principal executive offices)



Registrant's telephone number, including area code (602) 944-1500


Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     Number of outstanding Shares of Beneficial Interest, without par value, as of May 31, 1999: 2,229,174.


================================================================================

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                           INNSUITES HOSPITALITY TRUST

                                 BALANCE SHEETS

                                                                                  APRIL 30, 1999   JANUARY 31, 1999
                                                                                  --------------   ----------------
                                                                                    (UNAUDITED)       (AUDITED)

ASSETS
HOTEL PROPERTIES, NET.............................................................  $65,506,764      $65,509,187
CASH AND CASH EQUIVALENTS.........................................................      838,856          420,935
PERCENTAGE RENT RECEIVABLE FROM AFFILIATE.........................................    1,119,653          788,179
INTEREST RECEIVABLE AND OTHER ASSETS..............................................    1,451,034        1,086,469
                                                                                    -----------      -----------
                                                                                    $68,916,307      $67,804,770
                                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
MORTGAGE NOTES PAYABLE............................................................  $24,213,631      $23,161,052
NOTES PAYABLE TO BANKS............................................................   11,300,000       11,300,000
OTHER NOTES PAYABLE...............................................................           --          450,000
ADVANCES PAYABLE TO RELATED PARTIES...............................................    2,031,000        2,013,782
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.............................................    1,778,771        2,188,709
MINORITY INTEREST IN PARTNERSHIP..................................................   20,966,698       20,621,900
SHAREHOLDERS' EQUITY:

     Shares of beneficial interest, without par value; unlimited authorization;
     2,327,793 shares outstanding at April 30 and 2,286,951
     shares outstanding at January 31, 1999                                           8,626,207        8,069,327
                                                                                    -----------      -----------
                                                                                    $68,916,307      $67,804,770
                                                                                    ===========      ===========


        The accompanying notes are an integral part of these statements.

                           INNSUITES HOSPITALITY TRUST

                         UNAUDITED STATEMENTS OF INCOME

                                                                                      For the three month period

                                                                                           ended April 30,
                                                                                      --------------------------

                                                                                        1999            1998
                                                                                      ----------      ----------
REVENUES:
     Rent revenue from affiliate .................................................    $3,255,511      $3,771,239
     Interest income..............................................................        19,876          11,345
     Other income.................................................................         9,591              --
                                                                                      ----------      ----------
                                                                                       3,284,978       3,782,584
                                                                                      ----------      ----------

EXPENSES:
     Real estate depreciation.....................................................       618,363         519,269
     Real estate and personal property taxes, insurance and ground rent...........       375,727         229,495
     General and administrative...................................................       517,376         430,625
     Interest on mortgage notes payable...........................................       503,550         628,512
     Interest on notes payable to banks...........................................       251,206              --
     Interest on note payable to related party....................................        25,211              --
     Advisory fee paid to related party...........................................            --         144,153
     Amortization of loan fees ...................................................           257              --
                                                                                      ----------      ----------
                                                                                       2,291,690       1,952,054
                                                                                      ----------      ----------

INCOME BEFORE MINORITY INTEREST...................................................       993,288       1,830,530
MINORITY INTEREST.................................................................      (613,981)     (1,395,361)
                                                                                      ----------      ----------
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST..........................    $  379,307      $  435,169
                                                                                      ==========      ==========
EARNINGS PER SHARE -- basic.......................................................    $      .16      $      .26
                                                                                      ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- basic............................     2,321,133       1,667,817
                                                                                      ==========      ==========
EARNINGS PER SHARE -- diluted.....................................................    $      .09      $      .11
                                                                                      ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- diluted..........................     4,060,635       3,873,215
                                                                                      ==========      ==========


        The accompanying notes are an integral part of these statements.

                           INNSUITES HOSPITALITY TRUST

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                FOR THE THREE MONTHS ENDED APRIL 30,

                                                                                      1999                1998

                                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                     $   379,307         $   435,169

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                   618,620             519,269

      Minority interest                                                               613,981           1,395,361

      Increase in amounts due lessee                                                       --           2,063,197

      Increase in interest receivable and other assets                               (364,822)           (410,295)

      Increase in percentage rent receivable                                         (331,474)         (2,510,532)

      Increase (decrease) in accounts payable and accrued expenses                   (409,938)            292,715
                                                                                  -----------         -----------
          Net cash provided by operating activities                                   505,674           1,784,884
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of hotel properties                                                         --          (5,148,000)

   Improvements and additions to hotel properties                                    (615,940)                 --
                                                                                  -----------         -----------
          Net cash used in investing activities                                      (615,940)         (5,148,000)
                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net bank borrowings                                                                     --           3,430,000

   Payments of mortgage notes payable                                                (699,341)                 --

   Issuance of shares                                                                 177,573                  --

   Refinancing of mortgage notes payable                                            1,751,920           1,561,309

   Payments of other notes payable                                                   (450,000)           (211,438)

   Repurchase of partnership units                                                   (269,183)                 --

   Advances from related parties                                                    2,000,000                  --

   Payments on advances from related parties                                       (1,982,782)         (1,938,652)
                                                                                  -----------         -----------
          Net cash used for financing activities                                      528,187           2,841,219
                                                                                  -----------         -----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                               417,921            (521,897)

CASH AT BEGINNING OF PERIOD                                                           420,935           2,378,398
                                                                                  -----------         -----------

CASH AT END OF PERIOD                                                             $   838,856         $ 1,856,501
                                                                                  ===========         ===========


        The accompanying notes are an integral part of these statements.

                           INNSUITES HOSPITALITY TRUST
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             APRIL 30, 1999 AND 1998

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

         Prior to fiscal 1999, InnSuites Hospitality Trust, formerly known as Realty ReFund Trust (the Trust or the Company), specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Trust employed was wrap-around mortgage lending.

         On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the Partnership), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property through a wholly-owned subsidiary, the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona. These hotels, together with the hotels described in Note 4, are referred to herein as the Hotels. The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the Lessee), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James
F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth"), and his spouse.


Partnership Agreement

         The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of April 30, 1999, a total of 2,496,948 Class A limited partnership units were issued and outstanding. Additionally a total of 5,246,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units were to be converted, the limited partners in the Partnership would receive 2,496,948 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.


Basis of Presentation


         As sole general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership and its wholly owned subsidiary are consolidated with the Trust. All significant intercompany transactions and balances have been eliminated.

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A as of and for the year ended January 31, 1999.

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

2.       REVENUE RECOGNITION:

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9 "Accounting for Contingent Rent in Interim Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle. Effective August 1, 1998, the Company amended its Percentage Leases to eliminate the annualization of interim hotel revenue. During the third quarter of fiscal 1999, accounting for contingent rent under EITF 98-9 was rescinded; the Trust believes that eliminating annualization of hotel revenue will provide for recognition of percentage rent more consistently with the generation of revenue from the Hotels.

3.       EARNINGS PER SHARE:

         In February 1997, SFAS No. 128 "Earnings Per Share", was issued which eliminated the concept of common stock equivalents and "primary" and "fully diluted" earnings per share and replaced them with "basic" and "diluted" earnings per share. Basic and diluted earnings per share have been computed based on the weighted average number of shares outstanding during the periods.

         For the periods ended April 30, 1999 and 1998, there were Class A limited partnership units outstanding which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the weighted average of these shares of beneficial interest would be 1,739,502 and 2,205,398, respectively. In connection with the purchase of the Scottsdale hotel by the Partnership on April 2, 1999 (see Note 7), the Class A limited partnership units no longer have a dilutive effect since the minority interests' share of income would increase net income proportionately to the increase in weighted average shares of beneficial interest.

4.       ACQUISITIONS:

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

         All of the aforementioned acquisitions were accounted for as purchases.

5.       CREDIT FACILITY:

         In April 1998, the Trust established a $12,000,000 secured revolving line of credit with Pacific Century Bank. The credit facility requires, among other things, the Trust to maintain a minimum net worth, a specified coverage ratio of EBITDA to debt service, and a specified coverage ratio of EBITDA to debt service and fixed charges. Further, the Trust is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status.

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

         Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for the Hotels for each of the next five fiscal years and in total thereafter are as follows:

                  Fiscal 2000..................................   $ 5,137,500
                  2000.........................................     6,850,000
                  2001.........................................     6,850,000
                  2002.........................................     6,850,000
                  2003.........................................     6,850,000
                  Thereafter...................................    27,400,000
                                                                  -----------
                                                                  $59,937,500
                                                                  ===========

7.       RELATED PARTY TRANSACTIONS:

         Wirth beneficially owns 9.8% of the common stock of the Lessee. The Lessee was the sole source of the Trust's Percentage Lease revenue during the quarter ended April 30, 1999.

         Wirth made an unsecured loan to the Trust of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments are due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partnership units in the Partnership.

         Effective April 2, 1999, the Trust transferred its interest in the Scottsdale property to the Partnership in exchange for 1,600,000 general partnership units. There was no gain or loss resulting from the transfer as the transaction involved entities under common control.


8.       STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

         The Trust issued 40,842 shares of beneficial interest during the quarter ended April 30, 1999 valued at $177,573 in exchange for Class A limited partnership units.

9.        PRO FORMA RESULTS OF OPERATIONS OF THE TRUST:

         The unaudited pro forma financial information set forth below for the Trust is presented as if the San Diego and Buena Park properties had been acquired as of February 1, 1998. The pro forma financial information is not necessarily indicative of what actual results of operations of the Trust would have been assuming the two properties had been acquired as of February 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                                                        PRO FORMA
                                                                                      QUARTER ENDED
                                                                                         April 30
                                                                                   1998             1999
                                                                                ---------        ---------
                                                           (Unaudited, in thousands except per share data)

         Rent revenue from affiliate............................................ $4,094             $3,256
         Interest and other income..............................................     11                 29
                                                                                 ------             ------
                  Total revenues................................................  4,105              3,285

         Interest expense on mortgage and other notes payable...................    763                780
         Depreciation and amortization..........................................    629                618
         General and administration.............................................    622                518
         Real estate and personal property taxes and casualty
                  insurance and ground rent.....................................    262                376
         Minority interest .....................................................  1,395                614
                                                                                 ------             ------
                  Total expenses and minority interest..........................  3,671              2,906
                                                                                 ------             ------
         Net income attributable to shares of beneficial interest............... $  434             $  379
                                                                                 ======             ======
         Net income per share-basic............................................. $  .26             $  .16
                                                                                 ======             ======
         Net income per share-diluted........................................... $  .11             $  .09
                                                                                 ======             ======

10. Certain condensed financial information, related to the Lessee's operations is as follows:


                             INNSUITES HOTELS, INC.

                 STATEMENTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

                                                          Three Months Ended
                                                              March 31,
                                                         1999            1998
                                                       ------------------------
Revenues from hotel operations:
         Room, food and beverage revenue .....         $ 8,167          $ 7,909
         Other revenue .......................             632              222
                                                       -------          -------
                  Total revenues .............           8,799            8,131

Expenses:
         Departmental expenses ...............           2,088            2,226
         Percentage lease expense ............           3,212            3,933
         Advertising .........................             368              285
         Other expenses ......................           3,034            3,325
                                                       -------          -------

Net income (loss)                                      $    97          $(1,638)
                                                       =======          =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the InnSuites Hospitality Trust condensed consolidated financial statements, the InnSuites Hotels, Inc. (the "Lessee") results of operations, and the notes thereto appearing elsewhere in this quarterly report, respectively.

         InnSuites Hospitality Trust is a real estate investment trust which owns the sole general partner interest in RRF Limited Partnership (the "Partnership") and 100% of RRF Sub Corp. (Unless the context indicates otherwise, all references to the Partnership shall include RRF Sub Corp.) In order for the Trust to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT"), neither the Trust nor the Partnership can operate the hotels. Therefore, each of the hotels is leased to, and operated by, the Lessee (formerly known as Realty Hotel Lessee Corp.) pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee also holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Mr. Wirth and his wife. The Trust's principal source of revenue is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels.

         At April 30, 1999, the Trust owned a 42% interest in the ten hotels through its sole general partner's interest in the Partnership. This change in ownership resulted from the following transactions:

         On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million. This transaction was funded by Mr. Wirth who provided an unsecured loan to the Trust of $2 million at 7% interest payable annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004.

         On April 2, 1999, the Partnership loaned the Trust $2.615 million dollars. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase 1.3 million general partner units in the Partnership. The money lent by the Partnership was generated by refinancing the Northern Phoenix property and borrowing an additional $1.75 million which was secured by a mortgage on that property. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

         As of April 2, 1999, the Trust sold the Scottsdale property to the Partnership for its appraised value of approximately $7 million in exchange for 1.6 million general partner units.

         The Trust's primary source of revenue is rent payments by the Lessee under Percentage Leases covering all the Hotels in operation. The expenses of the Trust consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. The Percentage Leases provide for the payment of base rent and percentage rent. For the quarter ended
April 30, 1999, base rent and percentage rent in the aggregate amount of $3.3 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR and REVPAR improved due to the acquisitions in the prior year and the successful repositioning of those hotels as studio and two room suite hotels which contribute more revenue per available room.

         The following table shows certain historical financial and other information for the periods indicated.

                                          For the Three Month Period Ended
                                                      April 30,
                                          --------------------------------
                                              1999               1998
                                          ------------        -----------

Occupancy                                     71.0%              71.1%
Average Daily Rate (ADR)                    $77.12             $76.05
Revenue per available room (REVPAR)         $54.78             $54.04

         No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.


                              RESULTS OF OPERATIONS


ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

Comparison of the quarter ended April 30, 1999 with 1998 (InnSuites Hospitality Trust)

         For the quarter ended April 30, 1999, the Company had revenues of $3.3 million compared to $3.8 million for the quarter ended April 30, 1998, a decrease of $.5 million. Total expenses of $2.3 million for the quarter ended April 30, 1999 included a $300,000 increase over expenses of $2.0 million in the quarter ended April 30, 1998.

         General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the quarters ended April 30, 1999 and 1998, general and administrative expenses increased $87,000 from $431,000 due to a final settlement of accounting and legal charges associated with the Trust's closing of the Cleveland office.

         Interest expense increased by $151,000 in comparing the quarters ended April 30, 1999 and 1998 due to a combination of renegotiating lower interest rates and the addition of $3.1 million in fixed mortgages and/or lines of credit. The proceeds of those borrowings were used for capital improvements, dividends and additional operational needs.

         Property and real estate taxes, ground rent and insurance increased $146,000 in comparing the quarters ended April 30, 1999 and April 30, 1998. The majority of the increase relates to the acquisition of the Buena Park and San Diego hotels. Additionally, the Trust incurred charges for directors and officers insurance in 1999.

         In comparing depreciation for the three months ended April 30, 1999 and 1998, depreciation increased $99,000 primarily due to the Trust's acquisitions of the Buena Park and San Diego hotels.

         When comparing other expenses for the three months ended April 30, 1999 and 1998, the Trust experienced a decrease of $144,000 in advisory fees due to the sale of Mid-America ReaFund Advisors, Inc.("MARA") to the Partnership in 1999. MARA was formerly the Trust's advisory company.

         The Trust had net income before minority interest of $1.0 million for the quarter ended April 30, 1999, which represented a $837,000 decrease from the $1.8 million income earned for the quarter ended April 30, 1998. After deducting minority interest of $614,000, the Trust had net income applicable to Shares of Beneficial Interest of $379,000 and income per share of $.16 for the quarter ended April 30, 1999. This amount represented a $56,000 decrease in net income earned for the quarter ended April 30, 1999 compared to the quarter ended April 30, 1998. The decrease is primarily a result of a change in the percentage rent calculation.

         As discussed previously in the notes to the financial statements, an accounting change proposed by the Emerging Issues Task Force required that contingent rent only be recognized when specified targets that trigger the increases are met. After the second quarter of 1998, the Percentage Lease agreements were modified to reflect this accounting change. The recalculation of revenues for the period ended April 30, 1998 set forth below depicts what revenues would have been if they had been calculated using the terms of the modified Percentage Lease agreements. As is demonstrated below, the Trust is actually performing better than last year for the same time period with regards to net income and earnings per share. It is particularly important to note that the Trust's interest in the Partnership has increased to 42% as of April 30, 1999 compared to an interest of 12.8% as of April 30, 1998. The average during the quarter was 29.9%.

                                                        (amounts in thousands except for per share data)
                                                         April 30,         April 30,          April 30,
                                                           1999              1998                1998
                                                                          Recalculated    As Reported in 10Q

Revenues ....................................             $3,285             $3,047             $3,771

Net income before minority interest .........                993              1,107              1,831

Minority interest ...........................                614                890              1,395
                                                          ------             ------             ------

Net Income applicable to common shares ......             $  379             $  217             $  435

Earnings per share - basic ..................                .16                .13                .26

Weighted average number of shares outstanding              2,321              1,667              1,667

         The Scottsdale hotel is highly seasonal with best results in the first quarter. The reduction of the Scottsdale ownership from 100% to 42% reduced the Trust's earnings in the first quarter but will result in less seasonality in future second, third and fourth quarters. San Diego and Buena Park are more seasonal operations which traditionally contribute greater amounts of income in the second quarter of the Trust's fiscal year compared to the first quarter. The changes in percentage rent allocation and the acquisition and repositioning of the San Diego and Buena Park hotels should provide less seasonality than the Trust has experienced historically.

Funds from Operations (FFO)

         The Trust notes that industry analysts and investors use Funds From Operations (FFO) as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which is calculated (in the Trust's case) as net income plus depreciation and amortization, and loss on disposals and extraordinary items, if applicable. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.


                                                                     FUNDS FROM OPERATIONS (FFO)
                                                                  For the Three Month Period Ended
                                                                               April 30
                                                                --------------------------------------
                                                                (amounts in thousands except per share)
                                                                    1999        1998        1998
                                                                            Recalculated   Reported
                                                                   ------   ------------   --------

Net income attributable to common stockholders                      $379        $217        $435

Depreciation                                                         618         519         519

Minority interest share of depreciation                             (398)       (373)       (373)
                                                                    ----        ----        ----
Funds from Operations (FFO)                                         $599        $363        $581
                                                                    ====        ====        ====

         FFO increased from $581,000 for the quarter ended April 30, 1998 (recalculated at $363,000) to $599,000 for the quarter ended April 30, 1999. The increase in FFO attributable to the Trust for the three months ended April 30, 1999 over the recalculated three months ended April 30, 1998 shows the repositioned Hotels' contribution to the Trust.

Comparison of the quarter ended March 31, 1999 with 1998 (InnSuites Hotels, Inc.-Lessee)

         For the three months ended March 31, 1999, the Lessee had revenues of $8.8 million compared to $8.1 million for the three months ended March 31, 1998. This 8.6% increase was due to improvements in ADR from $76.05 to $77.12 and a $.74 increase in REVPAR from 1998 to 1999. Total expenses decreased from $9.8 million to $8.7 million.

         Revenues increased $668,000, or 8.2%, from the three months ended
March 31, 1998 to the three months ended March 31, 1999. This increased revenue was driven by an increase in ADR coupled with an increase in REVPAR of 1.4% over the three months ended March 31, 1998. Continued growth and repositioning of the acquired hotels at Tucson I-10 St. Mary, Arizona, and Buena Park and San Diego, California and the influence of tourism at the southern Arizona hotels during the winter months helped improve the results for the three months ended March 31, 1999. Continuing efforts to enhance the properties through refurbishment programs continues to show a positive effect on guests and referrals.

         Operating and other expenses decreased by $346,000, or 6.0%, between the years because of the repairs and repositioning costs incurred in 1998. These costs decreased as a percentage of revenues from 71.8% in 1998 to 62.4% in 1999. Rent expense also decreased by 18.3% due to the previously described changes in the Percentage Leases.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust, through its ownership interest in the Partnership, will have its proportionate share of the benefits and obligations of the Partnership's ownership interests in the Hotels. The Trust's principal sources of cash to meet its cash requirements, including distributions to its shareholders, will be its share of the Partnership's cash flow. The Partnership's principal source of revenue will be rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. During the first quarter, the cash payments exceeded $3 million dollars on rent receivables. Management decided that a further allowance for bad debts was not needed.

         Beyond the 4% reserve for refurbishment and replacements set aside annually, approximately $140,000 will be spent in the next quarter for the Nova Front Desk systems in response to potential computer systems problems associated with the Year 2000; an ongoing expenditure totaling $450,000 for refurbishing costs at the San Diego hotel will also be incurred in future quarters. The Trust had no other purchase commitments beyond the 4% reserve as of April 30, 1999.

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

         The Trust maintains a Credit Facility with Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate. By its terms, the Credit Facility will expire in approximately two years, subject to renewal. The terms of the Credit Facility require the Partnership to maintain a net worth of not less than $15 million and, as of the end each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.5 to 1.0, and a net operating income to debt service relating to encumbered properties ratio of not less than 1.25 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility, the Trust may not further encumber its collateral, sell its collateral, change the nature of its business, or unreasonably suspend its business. The Trust is in negotiations with lenders to adjust its covenant requirements.

         The Trust may seek to increase the amount of its Credit Facility, negotiate additional credit facilities, or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

         The Trust will acquire or develop additional hotels only as suitable opportunities arise, and the Trust will not undertake acquisition or redevelopment of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the Credit Facility or other borrowings or from the proceeds of additional issuances of Shares of Beneficial Interest or other securities. There is not an agreement or understanding to invest in any other properties, and there can be no assurance that the Trust will successfully acquire or develop additional hotels.

         The Partnership will contribute to a Capital Expenditures Fund on a continuing basis, from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Capital Expenditures Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the fiscal quarter ended April 30, 1999, the Hotels spent approximately $616,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $426,000 during the fiscal quarter ending April 30, 1999 on repairs and maintenance and these amounts have been charged to expense as incurred.

         Outstanding mortgage debt increased from $23.2 million at January 31, 1999 to $24.2 million at April 30, 1999 due to the mortgage debt increase and the refinancing of the Northern Phoenix property.


INFLATION

         The Trust's revenues initially will be based on the Percentage Leases which will result in changes in the Trust's revenues based on changes in the underlying Hotel revenues. Therefore, the Trust initially will be relying entirely on the performance of the Hotels and the Lessee's ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Lessee in particular, can change room rates quickly, but competitive pressures may limit the Lessee's ability to raise rates faster than inflation.

         The Trust's largest fixed expense is the depreciation of the investment in Hotel properties. The Trust's variable expenses, which are subject to inflation, represented approximately 27.1% of revenues for the fiscal quarter ended April 30, 1999. These variable expenses (general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation.

SEASONALITY

         The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy rates in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. The Flagstaff, Arizona and San Diego and Buena Park, California hotels experience their highest occupancy rates in the second and third fiscal quarters. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly lease revenues under the Percentage Leases. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders. The extent of the fluctuation of earnings related to seasonality of the Hotels is anticipated to be leveled by the fact that the Trust's ownership of the Scottsdale hotel (which shows one of the highest seasonal fluctuations) has been reduced to 42% from 100%. At the same time, the Trust's ownership of the other Hotels, including the California properties (which are less seasonal and have a different high season) was increased from an average of 14.4% to 42% as of April 30, 1999.

YEAR 2000 COMPLIANCE

         The Year 2000 problem is the result of computer programs having been written using two digits instead of four digits to define the applicable year. Any of the Trust's computer programs that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could potentially result in a system failure or miscalculations, causing disruptions of operations and normal business activity.

         The Trust and the Lessee have upgraded their computer accounting programs and the Lessee is completing the installation of new property management systems along with necessary hardware. These new systems have been warranted to be Year 2000 compliant. The Trust has estimated the total cost which will be incurred in connection with these installations to be approximately $400,000, which will be capitalized and amortized over seven years. To date, the Trust has already spent $260,000 toward the completion of these installations and anticipates completing the project by September 1999. The Trust believes that such costs will not result in a material adverse effect on its financial condition or results of operations.

         While these new systems represent virtually all of the Trust's computer systems, the Trust and the Lessee cannot predict the effect of the Year 2000 problem on vendors, customers and other entities with which the Trust and the Lessee transact business, and there can be no assurance that the effect of the Year 2000 problem on such entities will not adversely affect the Trust's operations.

         Although the Trust is not aware of any threatened claims related to the Year 2000, the Trust may become subject to litigation arising from such claims, and depending on the outcome, such litigation could have a material adverse effect on the Trust. It is not clear whether the Trust's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

         In the event of any failure of any of the computer systems, the Trust and the Lessee intend to perform necessary functions without the aid of the affected computer systems until any Year 2000 problems are resolved.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of
(i) the declaration or payment of dividends; (ii) the leasing, management or operation of the hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust's financing plans; (v) the Trust's position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust's continued qualification as a REIT; and (vii) trends affecting the Trust's or any hotel's financial condition or results of operations. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", expect", "anticipate" and similar expressions identify forward-looking statements.

         These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to: fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the Lessee in response to market rental rate changes or otherwise; interest rate fluctuations; changes in federal income tax laws and regulations; competition; any changes in the Trust's financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Trust operates or will operate. The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-Q relating to the operations of the Partnership.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans are used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust's debt structure during the quarter ended April 30, 1999.

                                     PART II

                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)
         EXHIBIT
         NUMBER                        EXHIBIT
         ------                        -------

           10.1 Promissory Note dated March 15, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth.

           27.1             Financial Data Schedule.  (1)

(1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.


(b)      REPORTS ON FORM 8-K.

1. Current Report on Form 8-K filed March 25, 1999, in connection with the resignation of Arthur Andersen LLP as independent public accountants.

2. Current Report on Form 8-K filed April 22, 1999, in connection with the appointment of KPMG LLP as independent public accountants.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 14, 1999          INNSUITES HOSPITALITY TRUST (Registrant)

                               By:   /s/  Marc E. Berg
                                   --------------------------------------------
                                   Marc E. Berg, Executive Vice President,
                                   Treasurer and Secretary

                               And By:  /s/  Charles F. Sonneborn
                                       -----------------------------------------
                                       Charles F. Sonneborn, Chief Financial
                                       Officer