Form 10-Q
period 1999-07-31
INNSUITES HOSPITALITY TRUST
filed 1999-09-14
CIK 82473

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               _________________

                                    FORM 10-Q

                               _________________

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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



         Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of outstanding Shares of Beneficial Interest, without par value, as of September 1, 1999: 2,335,802


================================================================================

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                          INNSUITES HOSPITALITY TRUST

                          CONSOLIDATED BALANCE SHEETS


                                                                                               JULY 31, 1999   JANUARY 31, 1999
                                                                                               -------------   ----------------
                                                                                                (UNAUDITED)


ASSETS
Hotel properties, net ...................................................................        $65,448,638        $65,509,187
Cash and cash equivalents ...............................................................            735,362            420,935
Percentage rent receivable from affiliate ...............................................            980,555            788,179
Interest receivable and other assets ....................................................          1,337,242          1,086,469
                                                                                                 -----------        -----------
                                                                                                 $68,501,797        $67,804,770
                                                                                                 ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ..................................................................        $24,033,298        $23,161,052
Notes payable to banks ..................................................................         11,300,000         11,300,000
Other notes payable .....................................................................               --              450,000
Notes payable to related parties ........................................................          2,351,000          2,013,782
Accounts payable and accrued expenses ...................................................          1,617,782          2,188,709
Minority interest in partnership ........................................................         20,436,358         20,621,900

SHAREHOLDERS' EQUITY:

     Shares of beneficial interest, without par value; unlimited authorization;
     2,335,802 shares outstanding at July 31, 1999 and 2,286,951 shares
     outstanding at January 31, 1999                                                               8,763,359          8,069,327
                                                                                                 -----------        -----------
                                                                                                 $68,501,797        $67,804,770
                                                                                                 ===========        ===========


        The accompanying notes are an integral part of these statements.

                           INNSUITES HOSPITALITY TRUST
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                        FOR THE SIX MONTHS ENDED JULY 31,

REVENUES                                                                                     1999                1998
                                                                                        -----------          -----------
     Rent revenue from affiliate ..................................................     $ 5,358,494          $ 4,731,492
     Interest income ..............................................................          19,876               19,780
     Other income .................................................................           9,591                 --
                                                                                        -----------          -----------

                                                                                          5,387,961            4,751,272
                                                                                        -----------          -----------

EXPENSES

     Real estate depreciation .....................................................       1,277,220            1,110,274
     Real estate and personal property taxes, insurance and ground rent ...........         643,930              553,679
     General and administrative ...................................................         907,604              813,585
     Interest on mortgage notes payable ...........................................       1,040,032            1,084,209
     Interest on notes payable to banks ...........................................         484,213              181,795
     Interest on note payable to related party ....................................          85,391                 --
     Advisory fee paid to related party ...........................................            --                303,969
     Amortization of loan fees ....................................................          44,434                 --
                                                                                        -----------          -----------

                                                                                          4,482,824            4,047,511
                                                                                        -----------          -----------

INCOME BEFORE MINORITY INTEREST ...................................................         905,137              703,761

MINORITY INTEREST .................................................................        (562,953)            (628,679)
                                                                                        -----------          -----------
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST ..........................     $   342,184          $    75,082
                                                                                        ===========          ===========
EARNINGS PER SHARE-- basic ........................................................     $       .15          $       .04
                                                                                        ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-- basic .............................       2,311,196            1,667,817
                                                                                        ===========          ===========
EARNINGS PER SHARE - diluted ......................................................     $       .15          $       .03
                                                                                        ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - diluted ...........................       3,180,947            3,873,215
                                                                                        ===========          ===========




        The accompanying notes are an integral part of these statements.

                           INNSUITES HOSPITALITY TRUST
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                                          FOR THE THREE MONTHS ENDED JULY 31,

REVENUES                                                                                       1999                 1998
                                                                                           -----------          -----------
     Rent revenue from affiliate .................................................         $ 2,102,983          $ 2,013,162
     Interest income .............................................................                --                  8,435
                                                                                           -----------          -----------

                                                                                             2,102,983            2,021,597
                                                                                           -----------          -----------

EXPENSES

     Real estate depreciation ....................................................             658,857              591,005
     Real estate and personal property taxes, insurance and ground rent ..........             268,203              324,185
     General and administrative ..................................................             390,228              382,959
     Interest on mortgage notes payable ..........................................             536,482              455,697
     Interest on notes payable to banks ..........................................             233,007              181,795
     Interest on note payable to related party ...................................              60,180                 --
     Advisory fee paid to related party ..........................................                --                159,816
     Amortization of loan fees ...................................................              44,177                 --
                                                                                           -----------          -----------

                                                                                             2,191,134            2,095,457
                                                                                           -----------          -----------

INCOME BEFORE MINORITY INTEREST ..................................................             (88,151)             (73,860)

MINORITY INTEREST ................................................................             (51,028)              23,956
                                                                                           -----------          -----------
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST ...........................         $   (37,123)         $   (97,816)
                                                                                           ===========          ===========
EARNINGS (LOSS) PER SHARE-- basic and diluted ....................................         $      (.02)         $      (.06)
                                                                                           ===========          ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING--basic and diluted ..............................................           2,301,258            1,667,817
                                                                                           ===========          ===========





        The accompanying notes are an integral part of these statements.




                                                    INNSUITES HOSPITALITY TRUST
                                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE SIX MONTHS ENDED JULY 31,
                                                                                   1999                 1998
                                                                                -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                   $   342,184          $    75,082

   Adjustments to reconcile net income to net cash provided by operating activities:

      Minority interest                                                             562,953              628,679

      Depreciation and amortization                                               1,321,654            1,110,274

      Decrease in amounts due lessee                                                   --               (600,549)

      Increase in percentage rent receivable                                       (192,376)                --

      Increase in interest receivable and other assets                             (295,207)            (634,010)

      Increase (decrease) in accounts payable and accrued expenses                 (570,927)             713,402

      Increase in deferred revenue                                                     --                738,674
                                                                                -----------          -----------

          Net cash provided by operating activities                               1,168,281            2,031,552
                                                                                -----------          -----------




CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of hotel properties                                                   --             (1,448,000)

     Improvements and additions to hotel properties                              (1,216,671)          (1,012,967)
                                                                                -----------          -----------

          Net cash used in investing activities                                  (1,216,671)          (2,460,967)
                                                                                -----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Net bank borrowings                                                                 --              8,344,982

   Payments of mortgage notes payable                                              (879,674)          (7,000,624)

   Refinancing of mortgage notes payable                                          1,751,920                 --

   Payments of other notes payable                                                 (450,000)            (218,063)

   Repurchase of partnership units                                                 (396,647)                --

   Notes payable and advances to/from related parties                               337,218           (2,357,708)
                                                                                -----------          -----------

          Net cash provided by (used in) financing activities                       362,817           (1,231,413)
                                                                                -----------          -----------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                             314,427           (1,660,828)
                                                                                -----------          -----------

CASH AT BEGINNING OF PERIOD                                                         420,935            2,378,398
                                                                                -----------          -----------

CASH AT END OF PERIOD                                                           $   735,362          $   717,570
                                                                                ===========          ===========


                           INNSUITES HOSPITALITY TRUST
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             JULY 31, 1999 AND 1998


1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

         Prior to fiscal 1999, InnSuites Hospitality Trust, formerly known as Realty ReFund Trust, (the Trust or the Company) specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Trust employed was wrap-around mortgage lending.

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

Partnership Agreement

         The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of July 31, 1999, a total of 2,404,939 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,246,364 Class B limited partnership units were outstanding at July 31, 1999 to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units were to be converted, the limited partners in the Partnership would hold 2,404,939 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.


Basis of Presentation

         As sole general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership and its wholly owned subsidiary (see note 7) are consolidated with the Trust. All significant intercompany transactions and balances have been eliminated.

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A as of and for the year ended January 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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


3.       EARNINGS PER SHARE:

         In February 1997, SFAS No. 128 "Earnings Per Share", was issued which eliminated the concept of common stock equivalents and "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic and diluted earnings per share have been computed based on the weighted average number of shares outstanding during the periods.

         For the six-month periods ended July 31, 1999 and 1998, there were Class A partnership units outstanding which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the weighted average of these shares of beneficial interest would be 869,751 and 2,205,398, respectively, and net income attributable to shares of beneficial interest would be increased by $123,872 and $58,943, respectively.

         In connection with the purchase of the Scottsdale hotel by the Partnership on April 2, 1999 (see Note 7), the Class A partnership units do not have a dilutive effect on the statement of income for the three months ended July 31, 1999 since the minority interests' share of income for the three months ended July 31, 1999 would increase net income proportionately to the increase in weighted average shares of beneficial interest. For the three-month period ended July 31, 1998, there were Class A partnership units outstanding which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the weighted average of these shares would be 2,205,398. These shares are anti-dilutive due to the loss for the three-month period.


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

         Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for the Hotels for each of the next five fiscal years and in total thereafter are as follows:

                  Fiscal 2000...............................................    $3,425,000
                  Fiscal 2001...............................................     6,850,000
                  Fiscal 2002...............................................     6,850,000
                  Fiscal 2003...............................................     6,850,000
                  Fiscal 2004...............................................     6,850,000
                  Thereafter................................................    27,400,000
                                                                              ------------
                                                                               $58,225,000
                                                                               ===========


7.       RELATED PARTY TRANSACTIONS:

         Wirth beneficially owns 9.8% of the common stock of the Lessee. The Lessee was the sole source of the Trust's Percentage Lease revenue during the six-month period ended July 31, 1999.

         Wirth made an unsecured loan to the Trust of $2 million, bearing interest at 7% per year effective March 15, 1999. Interest only payments are due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership.

         Wirth made an unsecured loan to the Trust of $200,000, bearing interest at 7% per year effective June 14, 1999. The unpaid principal balance and accrued interest is due on June 14, 2000. The Trust used the proceeds to fund operations.

         Wirth made an unsecured loan to the Trust of $120,000, bearing interest at 7% per year effective July 27, 1999. The unpaid principal balance and accrued interest is due on July 27, 2000. The Trust is using the proceeds to fund operations.

         Effective April 2, 1999, the Trust transferred its interest in the Scottsdale property to the Partnership in exchange for 1,600,000 general partnership units. There was no gain or loss resulting from the transfer as the transaction involved entities under common control.


8.       STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

         The Trust issued 109,451 shares of beneficial interest valued at $351,848 in exchange for Class A partnership units.


9.        PRO FORMA RESULTS OF OPERATIONS OF THE TRUST:

         The unaudited pro forma financial information set forth below for the Trust is presented as if the San Diego and Buena Park properties had been acquired as of February 1, 1998. The pro forma financial information is not necessarily indicative of what the actual results of operations of the Trust would have been assuming the two properties were acquired as of February 1, 1998, nor does it purport to represent the results of operations for future periods.



                                                                                                 PRO FORMA
                                                                                      SIX MONTH PERIOD ENDED JULY 31,
                                                                                          1998              1999
                                                                                       ---------        ---------
                                                                            (Unaudited, in thousands except per share data)

          Percentage lease revenue ..................................................... $5,108           $5,358
          Interest and other income ....................................................     20               29
                                                                                         ------           ------
                   Total revenues ......................................................  5,128            5,387

          Interest expense on mortgage and other notes payable ......................... $1,423           $1,610
          Depreciation and amortization ................................................  1,241            1,321
          General and administration ...................................................  1,168              907
          Real estate and personal property taxes,
                   insurance and ground rent ...........................................    591              644
          Minority interest ............................................................    630              563
                                                                                         ------           ------
                   Total expenses and minority interest ................................  5,053            5,045
                                                                                         ------           ------
          Net income attributable to shares of beneficial interest ..................... $   75           $  342
                                                                                         ======           ======
          Earnings per share-basic ..................................................... $  .04           $  .15
                                                                                         ======           ======
          Earnings per share-diluted ................................................... $  .03           $  .15
                                                                                         ======           ======

10.      UNAUDITED STATEMENTS OF OPERATIONS OF INNSUITES HOTELS, INC. (LESSEE)

         Certain condensed financial information, related to the Lessee's operations is as follows:

                                              INNSUITES HOTELS, INC.
                                             STATEMENTS OF OPERATIONS
                                              (AMOUNTS IN THOUSANDS)

                                                                        For the six-months ended
                                                                                  June 30,

                                                                         1999             1998
                                                                        -------          -------
Revenues from hotel operations:
         Room revenue as defined by lease........................        $ 14,342          $ 13,464
         Other revenue...........................................           1,500             1,098
                                                                         --------          --------
                Total revenues ..................................          15,842            14,562

Expenses:
         Operating expenses......................................           7,117             5,906
         Percentage lease expense................................           6,034             6,115
         Advertising.............................................           1,087               922
         Other expenses..........................................           2,115             3,828
                                                                         --------          --------
                Total expenses ..................................          16,353            16,771
                                                                         --------          --------
Net income (loss) ................................................         $ (511)         $ (2,209)
                                                                         ========          ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the Innsuites Hospitality Trust condensed consolidated financial statements, the Innsuites Hotels, Inc. (the "Lessee") results of operations, and notes thereto appearing elsewhere in this quarterly report, respectively.

         InnSuites Hospitality Trust (the "Trust") is a real estate investment trust which owns the sole general partner interest in RRF Limited Partnership (the "Partnership") and 100% of RRF Sub Corp. (Unless the context indicates otherwise, all references to the Partnership shall include RRF Sub Corp.)
In order for the Trust to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT"), neither the Trust nor the Partnership can operate the hotels. Therefore, each of the hotels is leased to, and operated by, the Lessee (formerly known as Realty Hotel Lessee Corp.) pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee also holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth and his wife. The Trust's principal source of revenue is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the hotels.

         At July 31, 1999, the Company owned a 42% interest in the ten hotels (the "Hotels") through its sole general partner's interest in the Partnership. This change in ownership resulted from the following transactions:

         On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million. This transaction was funded by Mr. Wirth who provided an unsecured loan to the Trust of $2 million at 7% interest payable annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004.

         On April 2, 1999, the Partnership loaned the Trust $2.615 million. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase 1.3 million general partner units in the Partnership. The money lent by the Partnership was generated by refinancing the Northern Phoenix hotel and borrowing an additional $1.75 million that was secured by a mortgage on that property. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

         As of April 2, 1999, the Trust sold the Scottsdale property to the Partnership for its appraised value of approximately $7 million in exchange for 1.6 million general partner units.

         The Trust's primary source of revenue is rent payments by the Lessee under Percentage Leases covering all the Hotels in operation. The expenses of the Trust consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. The Percentage Leases provide for the payment of base rent and percentage rent. For the six-month period ended July 31, 1999, base rent and percentage rent in the aggregate amount of $5.4 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR improved due to the acquisitions in the prior year and the successful repositioning of those hotels as studio and two room suite hotels that contribute more revenue per available room. While occupancy declined slightly in 1999 (1.5%) due increased supply which exceeded demand growth, the improved ADR ($2.89) resulted in a REVPAR growth of $.99 (2.2%).

         The following table shows certain historical financial and other information for the periods indicated.

                                             For the Six Month Period Ended
                                                        July 31,
                                            -------------------------------
                                                1999                 1998
                                            -----------           ---------

Occupancy                                        64.4%                 65.9%
Average Daily Rate (ADR)                     $  70.74             $   67.85
Revenue per available room (REVPAR)          $  45.59             $   44.60

         No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

                              RESULTS OF OPERATIONS


ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

Comparison of the six months ended July 31, 1999 with 1998 (InnSuites Hospitality Trust)

         For the six months ended July 31, 1999, the Trust had revenues of $5.4 million compared to $4.8 million for the six months ended July 31, 1998, an increase of $.6 million. Total expenses of $4.5 million for the six months ended July 31, 1999 resulted in a $500,000 increase over expenses of $4.0 million for the six months ended July 31, 1998.

          General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the six months ended July 31, 1999 and 1998, general and administrative expenses increased $94,000 from $814,000 primarily due to a final settlement of accounting and legal charges associated with the Trust's closing of the Cleveland, Ohio office.

         Interest expense increased by $344,000 in comparing the six months ended July 31, 1999 and 1998 due to a combination of renegotiating lower interest rates and the addition of $3.1 million in fixed mortgages and/or lines of credit. The proceeds of those borrowings were used for capital improvements, dividends and additional operational needs.

         Real estate and personal property taxes, insurance and ground rent increased $90,000 in comparing the six months ended July 31, 1999 and 1998. The majority of the increase relates to the acquisition of the Buena Park and San Diego hotels. Additionally, the Trust incurred charges for directors and officers insurance in 1999.

         In comparing depreciation for the six months ended July 31, 1999 and 1998, depreciation increased $167,000 primarily due to the Trust's acquisitions of the Buena Park and San Diego hotels. The remainder of the increase resulted from an increase in capitalized refurbishment costs.

         When comparing other expenses for the six months ended July 31, 1999 and 1998, the Trust experienced a decrease of $304,000 in advisory fees due to the sale of Mid-America ReaFund Advisors, Inc. ("MARA") to the Partnership in 1999. MARA was formerly the Trust's advisory company.

         The Trust had net income before minority interest of $905,000 in the six months ended July 31, 1999, which represented a $201,000 increase from the $704,000 earned in the six months ended July 31, 1998. After deducting minority interest of $563,000, the Trust had net income attributable to shares of beneficial interest of $342,000 and income per share of $.15 for the six months ended July 31, 1999. This amount represented a $267,000 increase in the net income earned for the quarter ended July 31, 1999 compared to the net income earned for the quarter ended July 31, 1998.

         As discussed previously in the notes to the financial statements, an accounting change proposed by the Emerging Issues Task Force required that contingent rent only be recognized when specified targets that trigger the increases are met. After the second quarter of 1998, the Percentage Lease agreements were modified to reflect this accounting change. The recalculation of revenues for the six-month period ended July 31, 1998 set forth below depicts what revenues would have been if they had been calculated using the terms of the modified Percentage Lease agreements. As demonstrated below, the Trust is performing better than last year for the same time period with regards to net income and earnings per share. Additionally, it is particularly important to note that the Trust's interest in the Partnership has increased to 42% as of July 31, 1999 compared to an interest of 15% as of July 31, 1998. The Trust's weighted average ownership in the Partnership during the six-month period ended July 31, 1999 was 36% compared with 14% for the six-month period ended July 31, 1998.


                                                      (amounts in thousands except for per share data)
                                                     July 31,             July 31,             July 31,
                                                       1999                 1998                 1998
                                                                        Recalculated       As Reported in 10Q

Revenues ........................................     $5,388               $4,323               $4,751

Net income before minority interest .............        905                  299                  704

Minority interest ...............................        563                  246                  629
                                                      ------               ------               ------
Net income attributable to shares of
         beneficial interest ....................     $  342               $   53               $   75

Earnings per share - basic ......................     $  .15               $  .03               $  .04

Weighted average number of shares
         outstanding-basic ......................      2,311                1,668                1,668



         The Scottsdale hotel is highly seasonal with best results in the first quarter. The reduction of the Scottsdale ownership from 100% to 42% reduced the Trust's earnings in the first quarter but will result in less seasonality in the second, third and fourth quarters. Buena Park and San Diego are more seasonal operations that traditionally contribute greater amounts of income in the second quarter of the Trust's fiscal year compared to the first quarter. The changes in percentage rent allocation and the repositioning of the Buena Park and San Diego hotels should provide less seasonality than the Trust has experienced historically.


Comparison of the quarter ended July 31, 1999 with 1998 (InnSuites Hospitality Trust)

         For the quarter ended July 31, 1999, the Trust had revenues of $2.1 million compared to $2.0 million for the quarter ended July 31, 1998, an increase of approximately $100,000. Total expenses also increased approximately $100,000 to $2.2 million for the quarter ended July 31, 1999 from $2.1 million for the quarter ended July 31, 1998.

         General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the quarters ended July 31, 1999 and 1998, general and administrative expenses increased $7,000 from $383,000 primarily due to a final settlement of accounting and legal charges associated with the Trust's closing of the Cleveland, Ohio office.

         Interest expense increased by $192,000 comparing the quarters ended July 31, 1999 and 1998, due to the addition of $3.1 million in fixed mortgages and/or lines of credit. The proceeds of those borrowings were used for capital improvements, dividends and additional operational needs.

         Real estate and personal property taxes, insurance and ground rent decreased $56,000 in comparing the quarters ended July 31, 1999 and 1998. A majority of the decrease is attributable to a reduction in property tax expense associated with the Flagstaff property.

         In comparing depreciation for the quarter ended July 31, 1999 and 1998, depreciation increased $68,000 primarily due to the acquisitions of the San Diego and Buena Park hotels, which occurred during the first and second quarters of 1998, respectively. The remainder of the increase is attributable to an increase in capitalized refurbishment costs.

         When comparing other expenses for the quarters ended July 31, 1999 and 1998, the Trust experienced a decrease of $160,000 in advisory fees due to the sale of MARA to the Partnership in fiscal year 1999.

         Considering all of the changes and acquisitions mentioned above, the Trust had a net loss before minority interest of $88,000 in the quarter ended July 31, 1999, a $14,000 increased loss from the $74,000 loss reported in the quarter ended July 31, 1998. After deducting minority interest of $51,000, the Trust had a net loss applicable to shares of beneficial interest of $37,000 and a loss per share of $.02 for the quarter ended July 31, 1999 compared with a loss of $98,000 and a loss per share of $.05 for the quarter ended July 31, 1998. The reduction in net loss is attributable to the reduction in the ownership of the Scottsdale hotel from 100% to 42% in the first quarter of 1999.


Funds from Operations (FFO)

         The Trust notes that industry analysts and investors use Funds From Operations ("FFO") as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which is calculated (in the Trust's case) as net income plus depreciation and amortization, and loss on disposals and extraordinary items, if applicable. Other non-cash expenses such as stock option expense have not been added back in Funds from Operations. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.


                                                              FUNDS FROM OPERATIONS (FFO)
                                                               For the Six-Month Period
                                                                     Ended July 31
                                                                       (unaudited)
                                                         -------------------------------------
                                                                (amounts in thousands)
                                                          1999           1998          1998
                                                                      Recalculated   Reported
                                                         -------      ------------   ---------

Net Income attributable to common stockholders             $342          $ 53          $ 75

Depreciation and Amortization (Trust's portion)             500           118           118
                                                           ----          ----          ----
Funds from Operations (FFO)                                $842          $171          $193
                                                           ====          ====          ====


         FFO reported increased from $193,000 in the period ended July 31, 1998 (recalculated at $171,000) to $842,000 for the period ended July 31, 1999. As noted above, FFO is a common tool used to measure the ability of a REIT to provide funds for various operating, investing, and capital improvement activities. The increase in FFO attributable to the six months ended July 31, 1999 over the six months ended July 31, 1998 shows the positive contribution the repositioned Hotels have made to the operating performance of the Trust.

Comparison of the period ended June 30, 1999 with 1998 (InnSuites Hotels, Inc.-Lessee)

         For the six months ended June 30, 1999, the Lessee had revenues of $15.8 million compared to $14.6 million for the six months ended June 30, 1998. This 8.2% increase was due to improvements in ADR from $67.85 to $70.74 and a $400,000 increase in food and beverage sales. Total expenses decreased from $16.8 million to $16.4 million.

         Room revenues at the Hotels increased $878,000, or 6.5%, from the six-months ended June 30, 1998 to the six-months ended June 30, 1999. This increased revenue reflects the continued growth of the repositioned hotels at Tucson St. Mary, Arizona and Buena Park and San Diego, California and the influence of tourism in the southern Arizona hotels during the winter months. Continuing efforts to enhance the properties through refurbishment programs continues to show a positive effect on guests and referrals.

         Operating, advertising, and other expenses decreased by $337,000, or 3.2%, between the periods because of the repairs and repositioning costs incurred in 1998. These costs decreased as a percentage of revenues from 73% in 1998 to 65% in 1999. Rent expense also decreased by 1.3% due to the previously discussed changes in the Percentage Leases.


LIQUIDITY AND CAPITAL RESOURCES

         The Trust, through its ownership interest in the Partnership, will have its proportionate share of the benefits and obligations of the Partnership's ownership interests in the Hotels. The Trust's principal sources of cash to meet its cash requirements, including distributions to its shareholders, will be its share of the Partnerships' cash flow. The Partnership's principal source of revenue will be rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentages Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. During the second quarter, the cash payments exceeded $1.7 million dollars on rent receivables.

         Beyond the 4% reserve for refurbishment and replacements set aside annually, approximately $140,000 will be spent in the next quarter for the Nova Front Desk systems in response to potential computer systems problems associated with the Year 2000; an ongoing expenditure totaling $450,000 for refurbishing costs at the San Diego hotel will also be incurred in future quarters.

         The Trust intends to acquire and develop additional hotels and expects to incur indebtedness to fund those acquisitions and developments. The Trust may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Trust's investments are insufficient to make the required distributions. The terms of the Credit Facility discussed below permit borrowings for that purpose, but impose certain limitations on the Trust's ability to engage in other borrowings.

         The Trust maintains a Credit Facility with Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which bears interest at a variable interest rate. By its terms, the Credit Facility will expire in approximately two years, subject to renewal. The terms of the Credit Facility require the Partnership to maintain a net worth of not less than $15 million and, as of the end each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.5 to 1.0, and a net operating income to debt service relating to encumbered properties ratio of not less than 1.25 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility, the Trust may not further encumber its collateral, sell its collateral, change the nature of its business, or unreasonably suspend its business. The Trust is in negotiations with its lenders to adjust its covenant requirements.

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

         The Partnership will contribute to a Capital Expenditures Fund on a continuing basis, from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Capital Expenditures Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the six-month period ended July 31, 1999, the Hotels spent approximately $1.2 million for capital expenditures. The Trust considers the majority of these improvements to be revenue producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $832,000 during the six month period ended July 31, 1999 on repairs and maintenance and these amounts have been charged to expense as incurred.

         Outstanding mortgage debt increased from $23.2 million at January 31, 1999 to $24.0 million at July 31, 1999 due to the mortgage debt increase and refinancing of the Northern Phoenix property.

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

         The Trust's largest fixed expense is the depreciation of the investment in Hotel properties. The Trust's variable expenses, which are subject to inflation, represented approximately 28.8% of revenues in six-month period ended July 31, 1999. These variable expenses (general and administrative costs, as well as real estate and personal property taxes, insurance and ground rent) are expected to grow with the general rate of inflation.


SEASONALITY

         The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy rates in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. The Flagstaff, Arizona and San Diego and Buena Park, California hotels experience their highest occupancy rates in the second and third fiscal quarters. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly lease revenues under the Percentage Leases. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders. The extent of the fluctuation of earnings related to seasonality of the Hotels is anticipated to be leveled by the fact that the Trust's ownership of the Scottsdale hotel (which shows one of the highest seasonal fluctuations) has been reduced to 42% from 100%. At the same time, the Trust's ownership of the other Hotels, including the California properties (which are less seasonal and have a different high season) was increased from an average of 14.4% to 42% as of July 31, 1999.


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

         The Trust and the Lessee have upgraded their computer accounting programs and the Lessee is completing the installation of new property management systems along with necessary hardware. These new systems have been warranted to be Year 2000 compliant. The Trust has estimated the total cost that will be incurred in connection with these installations to be approximately $400,000, which will be capitalized and amortized over seven years. To date, the Trust has spent $260,000 toward the completion of these installations and anticipates completing the project by October 1999. The Trust believes that such costs will not result in a material adverse effect on its financial condition or results of operations.

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


FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of
(i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust's financing plans; (v) the Trust's position regarding investments, acquisitions, financings, conflicts of interest and other matters; (vi) the Trust's continued qualification as a REIT; and (vii) trends affecting the Trust's or any Hotel's financial condition or results of operations. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", expect", " anticipate" and similar expressions identify forward-looking statements.

         These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to: fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the Lessee in response to market rental rate changes or otherwise; interest rate fluctuations; changes in federal income tax laws and regulations; competition; any changes in the Trust's financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Trust operates or will operate. The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-Q relating to the operations of the Partnership.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and notes payable to related parties. The proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. The Trust could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. To date, the Trust has not entered into any such derivative transactions. The Trust's interest rate risk is monitored using a variety of techniques. There have been no significant changes in the Trust's debt structure during the three and six-month periods ended July 31, 1999.

                                     PART II

                                OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On July 12, 1999, the Trust held its Annual Meeting of Shareholders to consider the election of Trustees and the adoption and approval of an amendment to the Second Amended and Restated Declaration of Trust. Prior to such meeting, the Trust provided notice of the Annual Meeting and solicited proxies through the Trust's definitive Proxy Statement, dated June 1, 1999, wherein the considered transactions were described to the shareholders.

     Shareholders representing 1,968,266 of the voting shares of the Trust were present at the Annual Meeting, in person or by proxy, representing a quorum for such Annual Meeting. The considered transactions were properly placed before the shareholders for adoption and approval. Following the votes of the shareholders, such votes were certified by the Inspector of Election of the Annual Meeting as follows:

                                                                                            ABSTENTION AND
                                                             FOR           AGAINST        BROKER NON-VOTES
                                                           ------        -----------      ----------------
ELECTION OF TRUSTEES:
Edward G. Hill .......................................    1,926,972             0                41,294
Steven S. Robson .....................................    1,926,372             0                41,894
Adoption and approval of amendment to
    Second Amended and Restated
    Declaration of Trust .............................    1,924,965        34,128                 9,172

         The amendment to the Second Amended and Restated Declaration of Trust was adopted and approved and all of the nominees for Trustee were elected by the requisite majorities.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)
         EXHIBIT
         NUMBER                                  EXHIBIT
         ------                                  -------

           3.1 Second Amended and Restated Declaration of Trust, as further amended on July 12, 1999.

           10.1 Promissory Note dated June 14, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth.

           10.2 Promissory Note dated July 27, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth.

           27.1       Financial Data Schedule. (1)

(1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.


(b)      REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed on behalf of the Trust during the quarter ended July 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 14, 1999          INNSUITES HOSPITALITY TRUST (Registrant)

                                    By: /s/ Marc E. Berg
                                       -----------------------------------------
                                    Marc E. Berg, Executive Vice President,
                                    Treasurer and Secretary