Form 10-Q
period 1999-10-31
INNSUITES HOSPITALITY TRUST
filed 1999-12-15
CIK 82473

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q

                               _________________

                               QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of outstanding Shares of Beneficial Interest, without par value, as of December 1, 1999: 2,562,138


================================================================================

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                          INNSUITES HOSPITALITY TRUST

                          CONSOLIDATED BALANCE SHEETS


                                                                               OCTOBER 31, 1999    JANUARY 31, 1999
                                                                               ----------------    ----------------
                                                                                   (UNAUDITED)
ASSETS

Hotel properties, net............................................................  $65,129,440          $65,509,187
Cash and cash equivalents........................................................      102,928              420,935
Percentage rent receivable from affiliate........................................      989,732              788,179
Interest receivable and other assets.............................................    1,624,948            1,086,469
                                                                                   -----------          -----------
                                                                                   $67,847,048          $67,804,770
                                                                                   ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable...........................................................  $23,834,874          $23,161,052
Notes payable to banks...........................................................   11,300,000           11,300,000
Other notes payable..............................................................      225,000              450,000
Notes payable to related parties.................................................    2,850,000            2,013,782
Accounts payable and accrued expenses............................................      969,790            2,188,709
Minority interest in partnership.................................................   20,117,877           20,621,900

SHAREHOLDERS' EQUITY:

     Shares of beneficial interest, without par value; unlimited authorization;
     2,591,538 shares outstanding at October 31, 1999 and 2,286,951 shares
     outstanding at January 31, 1999                                                 8,549,507            8,069,327
                                                                                   -----------          -----------
                                                                                   $67,847,048          $67,804,770
                                                                                   ===========          ===========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FOR THE NINE MONTHS ENDED OCTOBER 31,
REVENUES                                                                               1999            1998
                                                                                    -----------     -----------
     Rent revenue from affiliate.........................................            $7,389,428      $7,667,996
     Interest income.....................................................                20,863          19,780
     Other income........................................................                15,210              --
                                                                                     ----------      ----------

                                                                                      7,425,501       7,687,776
                                                                                     ----------      ----------
EXPENSES

     Real estate depreciation............................................             1,894,303       1,854,155
     Real estate and personal property taxes, insurance and ground rent..             1,065,453         833,575
     General and administrative..........................................             1,327,456       1,023,915
     Interest on mortgage notes payable..................................             1,544,610       1,537,454
     Interest on notes payable to banks..................................               684,168         387,238
     Interest on note payable to related party...........................               135,692              --
     Advisory fee paid to related party..................................                    --         488,436
     Amortization of loan fees...........................................                48,998          19,334
                                                                                     ----------      ----------

                                                                                      6,700,680       6,144,107
                                                                                     ----------      ----------

INCOME BEFORE MINORITY INTEREST..........................................               724,821       1,543,669

MINORITY INTEREST........................................................               459,886       1,423,162
                                                                                     ----------      ----------
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST.................            $  264,935      $  120,507
                                                                                     ==========      ==========
EARNINGS PER SHARE - basic...............................................            $      .11      $      .07
                                                                                     ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - basic....................             2,330,349       1,813,563
                                                                                     ==========      ==========
EARNINGS PER SHARE - diluted.............................................            $      .09      $      .07
                                                                                     ==========      ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - diluted..................             4,777,356       1,813,563
                                                                                     ==========      ==========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           FOR THE THREE MONTHS ENDED OCTOBER 31,

REVENUES                                                                             1999           1998
                                                                                 ------------    -----------
     Rent revenue from affiliate..........................................       $  2,030,934    $  2,936,504
     Interest income......................................................                987              --
     Other income.........................................................              5,619              --
                                                                                 ------------    ------------
                                                                                    2,037,540       2,936,504
                                                                                 ------------    ------------

EXPENSES

     Real estate depreciation.............................................            617,083         743,881
     Real estate and personal property taxes, insurance and ground rent...            421,523         279,896
     General and administrative...........................................            419,852         210,330
     Interest on mortgage notes payable...................................            504,578         453,245
     Interest on notes payable to banks...................................            199,955         205,443
     Interest on note payable to related party............................             50,301              --
     Advisory fee paid to related party...................................                 --         184,467
     Amortization of loan fees............................................              4,564          19,334
                                                                                 ------------    ------------

                                                                                    2,217,856       2,096,596
                                                                                 ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST....................................           (180,316)        839,908

MINORITY INTEREST.........................................................           (103,067)        794,483
                                                                                 ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST...........       $    (77,249)   $     45,425
                                                                                 ============    ============
EARNINGS (LOSS) PER SHARE - basic and diluted.............................       $       (.03)   $        .02
                                                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - basic and diluted.........          2,368,656       2,100,301
                                                                                 ============    ============

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                                     1999                 1998
                                                                                 -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $   264,935          $   120,507
   Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest                                                              459,886            1,423,162
      Depreciation and amortization                                                1,943,301            1,873,489
      Decrease in amounts due lessee                                                      --             (944,234)
      Increase in percentage rent receivable                                        (201,553)            (430,397)
      Increase in interest receivable and other assets                              (558,778)            (823,600)
      Increase (decrease) in accounts payable and accrued expenses                (1,318,881)             718,785
                                                                                 -----------          -----------
          Net cash provided by operating activities                                  588,910            1,937,712
                                                                                 -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of hotel properties                                                     --           (1,448,000)
      Improvements and additions to hotel properties                              (1,514,556)          (1,164,414)
                                                                                 -----------          -----------
          Net cash used in investing activities                                   (1,514,556)          (2,612,414)
                                                                                 -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net bank borrowings                                                                    --           10,750,323
   Payments of mortgage notes payable                                             (1,078,098)          (7,435,201)
   Payment of cash dividends and distributions                                            --             (948,772)
   Refinancing of mortgage notes payable                                           1,751,920                   --
   Payments of other notes payable                                                  (225,000)            (218,063)
   Purchase of treasury stock                                                       (224,074)                  --
   Repurchase of partnership units                                                  (453,327)                  --
   Notes payable and advances (to) from related parties                              836,218           (3,042,780)
                                                                                 -----------          -----------
          Net cash provided by (used in) financing activities                        607,639             (894,493)
                                                                                 -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (318,007)          (1,569,195)
                                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     420,935            2,378,398
                                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   102,928          $   809,203
                                                                                 ===========          ===========

                          INNSUITES HOSPITALITY TRUST
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           OCTOBER 31, 1999 AND 1998


1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

         Prior to fiscal 1999, InnSuites Hospitality Trust, formerly known as Realty ReFund Trust, (the "Trust" or the "Company") specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Trust employed was wrap-around mortgage lending.

         On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property through a wholly-owned subsidiary, the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. ("BPI"), which owned a hotel located in Scottsdale, Arizona. These hotels, together with the hotels described in Note 4, are referred to herein as the Hotels. The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the "Lessee") pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James
F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.

         As of October 31, 1999, the Trust, which is the sole general partner of the Partnership, has a 44% general partner interest in the Partnership.


Partnership Agreement

         The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of October 31, 1999, a total of 2,178,903 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,246,364 Class B limited partnership units were outstanding at October 31, 1999 to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units were to be converted, the limited partners in the Partnership would hold 2,178,903 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

Basis of Presentation

         As sole general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership and its wholly owned subsidiary (see note 7) are consolidated with the Trust. All significant intercompany transactions and balances have been eliminated.

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A as of and for the year ended January 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.       REVENUE RECOGNITION:

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9 "Accounting for Contingent Rent in Interim Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In October 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle. Effective August 1, 1998, the Company amended its Percentage Lease agreements to eliminate the annualization of interim hotel revenue. During the third quarter of fiscal 1999, accounting for contingent rent under EITF 98-9 was rescinded; however, the Company believes that eliminating annualization of hotel revenue will provide for recognition of percentage rent more consistently with the generation of revenue from the Hotels and continues to apply EITF 98-9.


3.       EARNINGS PER SHARE

         Basic earnings (loss) per share is computed based on weighted average shares outstanding during the respective period and excludes any potential dilution from stock options and other common stock equivalents. Diluted earnings
(loss) per share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

         A reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three-month and nine-month periods ended October 31, 1999 and October 31, 1998 follows:

                                                         Three Months Ended October 31,          Nine Months Ended October 31,
                                                           1999                  1998             1999                  1998
                                                       ------------          ------------     ------------          ------------
Net Income (Loss) Attributable to Shares
       of Beneficial Interest                          $    (77,249)         $     45,425     $    264,935          $    120,507
                                                       ============          ============     ============          ============

Basic EPS - Weighted Average Shares
       Outstanding                                        2,368,656             2,100,301        2,330,349             1,813,563
                                                       ============          ============     ============          ============

Basic Earnings (Loss) Per Share                        $      (0.03)         $       0.02     $       0.11          $       0.07
                                                       ============          ============     ============          ============

Net Income (Loss) Attributable to Shares
       of Beneficial Interest                          $    (77,249)         $     45,425     $    264,935          $    120,507

Additional Net Income (Loss) Attributable to Shares
       of Beneficial Interest - Effect of Assumed
       Conversion of Class A Partnership Units         $          -          $          -     $    151,497          $          -
                                                       ------------          ------------     ------------          ------------

Net Income (Loss) Attributable to Shares of
       Beneficial Interest - Diluted                   $    (77,249)         $     45,425     $    416,432          $    120,507
                                                       ============          ============     ============          ============

Basic EPS - Weighted Average Shares
       Outstanding                                        2,368,656             2,100,301        2,330,349             1,813,563

Effect of Diluted Securities
       Stock Options                                              -                     -            5,539                     -
       Convertible Class A Partnership Units                      -                     -        2,441,468                     -
                                                       ------------          ------------     ------------          ------------

Dilutive EPS - Weighted Average Shares
       Outstanding                                        2,368,656             2,100,301        4,777,356             1,813,563
                                                       ============          ============     ============          ============

Diluted Earnings (Loss) Per Share                      $      (0.03)         $       0.02     $       0.09          $       0.07
                                                       ============          ============     ============          ============

Stock Options Not Included in Diluted EPS
       Since Antidilutive                                   394,700               398,500                -               398,500
                                                       ============          ============     ============          ============

Convertible Class A Partnership Units Not
       Included Since Antidilutive                        2,344,160             2,712,399                -             2,478,851
                                                       ============          ============     ============          ============

4.       ACQUISITIONS:

         Effective February 1, 1998, the Partnership acquired 100% of the ownership interests in the Tucson St. Mary's Hotel and Resort for $10,820,000. The Partnership issued 699,933 Class B limited partnership units to Wirth and his spouse who each held a 50% equity ownership interest in the Tucson St. Mary's hotel.

         Effective April 29, 1998, the Trust acquired a hotel property located in San Diego, California for an aggregate consideration of $5,148,000, which was funded with cash, proceeds from the Trust's credit facility and two promissory notes secured by mortgage trust deeds on the property.

         Effective June 1, 1998, the Partnership acquired 100% of the ownership of the InnSuites Hotel Buena Park for $7,100,000. The Partnership assumed $4,116,754 in mortgage debt and other obligations and issued 628,052 limited partnership units to Wirth and Steven S. Robson (of which 13,034 units were subsequently paid to a third party as an advisory fee), who each held a 50% equity ownership interest in the Buena Park hotel. Mr. Robson was subsequently elected a Trustee of the Trust. Wirth and his affiliates also received an additional 53,681 Class B limited partnership units as payment for a debt owed to Wirth and his affiliates at the time of the acquisition.

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


6.       PERCENTAGE LEASE AGREEMENTS:


         As previously stated, effective August 1, 1998, the Company amended its Percentage Leases modifying the interim calculations of percentage rent and the expiration dates of the agreements. The Percentage Leases have non-cancelable terms, which expire on January 31, 2008, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated on a quarterly basis by multiplying fixed percentages by the actual quarterly amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents have been subject to annual adjustments since January 1, 1999, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenue over a minimum threshold.

         Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for the Hotels for each of the next five fiscal years and in total thereafter are as follows:

               Fiscal 2000.........................................   $1,712,500
               Fiscal 2001.........................................    6,850,000
               Fiscal 2002.........................................    6,850,000
               Fiscal 2003.........................................    6,850,000
               Fiscal 2004.........................................    6,850,000
               Thereafter..........................................   27,400,000
                                                                     -----------
                                                                     $56,512,500

7.       RELATED PARTY TRANSACTIONS:

         Effective April 2, 1999, the Trust transferred its interest in the Scottsdale property to the Partnership in exchange for 1,600,000 general partnership units. There was no gain or loss resulting from the transfer as the transaction involved entities under common control.

         Wirth beneficially owns 9.8% of the common stock of the Lessee. The Lessee was the sole source of the Trust's Percentage Lease revenue during the nine-month period ended October 31, 1999.

         Wirth made an unsecured loan to the Trust of $2 million, bearing interest at 7% per year effective March 15, 1999. Interest only payments are due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership.

         On April 2, 1999, the Partnership made an unsecured loan to the Trust of $2.615 million. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase
1.3 million general partner units in the Partnership.

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

         Wirth made an unsecured loan to the Trust of $30,000, bearing interest at 7% per year effective August 17, 1999. The unpaid principal balance and accrued interest is due on August 17, 2000. The Trust used the proceeds to pay down the outstanding loan from the Partnership.

         Wirth made an unsecured loan to the Trust of $250,000, bearing interest at 7% per year effective October 12, 1999. The unpaid principal balance and accrued interest is due on June 1, 2000. The Trust used the proceeds to pay dividends declared on October 12, 1999 and to pay down the outstanding loan from the Partnership.

         Wirth made an unsecured loan to the Trust of $250,000, bearing interest at 7% per year effective October 14, 1999. The unpaid principal balance and accrued interest is due on March 1, 2000. The Trust used the proceeds to pay down the outstanding loan from the Partnership, which then was used by the Partnership to pay deposits and other fees related to the pending refinancing of the San Diego Hotel.


8.       STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

         The Trust issued 304,587 and 184,560 shares of beneficial interest valued at $913,708 and $848,652 in exchange for Class A partnership units during the nine months ended October 31, 1999 and 1998, respectively.

         On October 8, 1999, the Trust declared dividends of $0.01 per share to shareholders of record at October 18, 1999. The Trust paid dividends totalling $99,962 on November 1, 1999. These dividends are accrued at October 31, 1999.

9.       STATEMENTS OF OPERATIONS OF INNSUITES HOTELS, INC. (LESSEE)

         Certain condensed financial information, related to the Lessee's operations is as follows:

                            INNSUITES HOTELS, INC.
                      UNAUDITED STATEMENTS OF OPERATIONS
                            (AMOUNTS IN THOUSANDS)

                                                                              For The Nine-Months Ended
                                                                                    September 30,
                                                                                1999             1998
                                                                              --------         --------
Revenues from hotel operations:
     Room revenue as defined by lease.......................................  $ 19,576         $ 18,208
     Other revenue..........................................................     2,141            2,124
                                                                              --------         --------
          Total revenues....................................................    21,717           20,332

Expenses:
     Operating expenses.....................................................    10,419            7,169
     Percentage lease expense...............................................     7,449            6,808
     Advertising............................................................     1,596            1,503
     Other expenses.........................................................     3,010            6,457
                                                                              --------         --------
          Total expenses....................................................    22,474           21,937
                                                                              --------         --------
Net loss....................................................................  $   (757)        $ (1,605)
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

         InnSuites Hospitality Trust (the "Trust") is a real estate investment trust which owns the sole general partner interest in RRF Limited Partnership (the "Partnership") and 100% of RRF Sub Corp. (Unless the context indicates otherwise, all references to the Partnership shall include RRF Sub Corp.)
In order for the Trust to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (a "REIT"), neither the Trust nor the Partnership can operate the hotels. Therefore, each of the hotels is leased to, and operated by, the Lessee (formerly known as Realty Hotel Lessee Corp.) pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee also holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth and his wife. The Trust's principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the hotels.

     At October 31, 1999, the Company owned a 44% interest in the ten hotels (the "Hotels") through its sole general partner's interest in the Partnership. This change in ownership resulted from the following transactions:

     On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million. This transaction was funded by Mr. Wirth who provided an unsecured loan to the Trust of $2 million at 7% interest payable annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004.

     On April 2, 1999, the Partnership made an unsecured loan to the Trust of $2.615 million. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase 1.3 million general partner units in the Partnership. The money lent by the Partnership was generated by refinancing the Northern Phoenix hotel and borrowing an additional $1.75 million that was secured by a mortgage on that property. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

     As of April 2, 1999, the Trust transferred its interest in the Scottsdale property to the Partnership for its appraised value of approximately $7 million in exchange for 1.6 million general partner units.

     The Trust's primary source of revenue is rent payments by the Lessee under Percentage Leases covering all the Hotels in operation. The expenses of the Trust consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. The Percentage Leases provide for the payment of base rent and percentage rent. For the nine-month period ended October 31, 1999, base rent and percentage rent in the aggregate amount of $7.4 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR improved due to the acquisitions in the prior year and the successful repositioning of those hotels as studio and two room suite hotels that contribute more revenue per available room. While ADR increased $1.24 to $67.58 in 1999 from $66.34 in 1998, occupancy declined 1.3% in 1999 from 63.4% to 62.1% due to increased supply which exceeded demand growth. This resulted in a slight decline in REVPAR of $0.10 for the nine months ended October 31, 1999.

The following table shows certain historical financial and other information for the periods indicated.

                                      For the Nine Month Period Ended
                                                 October 31,
                                      -------------------------------
                                         1999                  1998
                                      ---------             ---------

Occupancy                                  62.1%                 63.4%
Average Daily Rate (ADR)                $ 67.58               $ 66.34
Revenue Per Available Room (REVPAR)     $ 41.96               $ 42.06

     No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

                             RESULTS OF OPERATIONS

ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

Comparison of the nine months ended October 31, 1999 with 1998 (InnSuites Hospitality Trust)

     For the nine months ended October 31, 1999, the Trust had total revenues of $7.4 million compared to $7.7 million for the nine months ended October 31, 1998, a decrease of $300,000 due to increased supply exceeding demand growth. Total expenses of $6.7 million for the nine months ended October 31, 1999 was a $600,000 increase over expenses of $6.1 million for the nine months ended October 31, 1998.

     General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the nine months ended October 31, 1999 and 1998, general and administrative expenses increased $304,000 from $1.0 million primarily due to an increase in promotional programs, such as offering complimentary rooms.

     Total interest expense increased by $440,000 in comparing the nine months ended October 31, 1999 and 1998 due to a combination of renegotiating lower interest rates and the addition of $2.6 million in fixed mortgages and related party notes. The proceeds of those borrowings were used for capital improvements, dividends and additional operational needs.

     Real estate and personal property taxes, insurance and ground rent increased $232,000 in comparing the nine months ended October 31, 1999 and 1998. A majority of the increase relates to the acquisition of the Buena Park and San Diego properties. Additionally, the Trust incurred charges for directors and officers insurance in 1999.

     In comparing depreciation for the nine months ended October 31, 1999 and 1998, depreciation increased $40,000 primarily due to the Trust's acquisitions of the Buena Park and San Diego properties. The remainder of the increase resulted from an increase in capitalized refurbishment costs.

     When comparing other expenses for the nine months ended October 31, 1999 and 1998, the Trust experienced a decrease of $488,000 in advisory fees due to the termination of Advisory Agreements with Mid-America ReaFund Advisors, Inc. ("MARA") in 1999. MARA was formerly the Trust's advisory company.

     The Trust had net income before minority interest of $725,000 in the nine months ended October 31, 1999, which represented a $819,000 decrease from net income of $1.5 million earned in the nine months ended October 31, 1998. After deducting minority interest of $460,000, the Trust had net income attributable to shares of beneficial interest of $265,000 and diluted earnings per share of $.09 for the nine months ended October 31, 1999. This represented an increase of $144,000 in net income compared to net income of $121,000 for the nine months ended October 31, 1998.

Comparison of the quarter ended October 31, 1999 with 1998 (InnSuites Hospitality Trust)

     For the quarter ended October 31, 1999, the Trust had total revenues of $2.0 million compared to $2.9 million for the quarter ended October 31, 1998, a decrease of approximately $900,000, primarily due to the modification of the rent calculation, which resulted from the adoption of EITF 98-9 effective August 1, 1998. Total expenses increased approximately $121,000 to $2.2 million for the quarter ended October 31, 1999 from $2.1 million for the quarter ended October 31, 1998.

     General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the quarters ended October 31, 1999 and 1998, general and administrative expenses increased $210,000 from $210,000 for the quarter ended October 31, 1998 to $420,000 for the quarter ended October 31, 1999, primarily due to an increase in promotional programs, such as offering complimentary rooms.

     Total interest expense increased by $96,000 comparing the quarters ended October 31, 1999 and 1998, due to the addition of $2.6 million in fixed mortgages and related party notes. The proceeds of those borrowings were used for capital improvements, dividends and additional operational needs.

     Real estate and personal property taxes, insurance and ground rent increased $142,000 in comparing the quarters ended October 31, 1999 and 1998. A majority of the increase is attributable to the Trust's acquisitions of the Buena Park and San Diego properties.

     In comparing depreciation for the quarter ended October 31, 1999 and 1998, depreciation decreased $127,000 primarily due to the timing of acquisitions.

     When comparing other expenses for the quarters ended October 31, 1999 and 1998, the Trust experienced a decrease of $185,000 in advisory fees due to the termination of Advisory Agreements with MARA in fiscal year 1999.

     Considering all of the changes and acquisitions mentioned above, the Trust had a net loss before minority interest of $180,000 in the quarter ended October 31, 1999, compared to $840,000 net income reported in the quarter ended October 31, 1998. After deducting minority interest of $103,000, the Trust had a net loss attributable to shares of beneficial interest of $77,000 and a diluted loss per share of $.03 for the quarter ended October 31, 1999, compared with net income attributable to shares of beneficial interest of $45,000 and diluted earnings per share of $.02 for the quarter ended October 31, 1998. The loss experienced for the quarter ended October 31, 1999 is attributable to the decreased revenues for the quarter.

Funds from Operations (FFO)

     The Trust notes that industry analysts and investors use Funds From Operations ("FFO") as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which is calculated (in the Trust's case) as net income plus depreciation and amortization, and loss on disposals and extraordinary items, if applicable. Other non-cash expenses such as stock option expense have not been added back in FFO. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

                                                         FUNDS FROM OPERATIONS (FFO)
                                                          For the Nine-Month Period
                                                                Ended October 31
                                                                  (unaudited)
                                                         -----------------------------
                                                         (amounts in thousands, except
                                                                 per share data)
                                                            1999             1998
                                                           ------           ------
Net Income attributable to shares of beneficial interest   $  265           $  121

Depreciation and Amortization (Trust's portion)               729              172
                                                           ------           ------
Funds from Operations (FFO)                                $  994           $  293

     FFO increased from $293,000 in the period ended October 31, 1998 to $994,000 for the period ended October 31, 1999. As noted above, FFO is a common tool used to measure the ability of a REIT to provide funds for various operating, investing, and capital improvement activities. The increase in FFO attributable to the nine months ended October 31, 1999 over the nine months ended October 31, 1998 is primarily due to the increase in the Trust's ownership interest in the Partnership.

Comparison of the nine months ended September 30, 1999 with 1998 (InnSuites Hotels, Inc.- Lessee)

     For the nine months ended September 30, 1999, the Lessee had total revenues of $21.7 million compared to $20.3 million for the nine months ended September 30, 1998. This 6.8% increase was due to the acquisitions of the San Diego and Buena Park properties made on April 29, 1998, and June 1, 1998, respectively, and improvements in ADR from $66.34 to $67.58, which increased room revenue by $1.4 million despite a decline in occupancy of 1.3% from 63.4% for the nine month period ended September 30, 1998 to 62.1% for the nine month period ended September 30, 1999. Total expenses increased from $21.9 million to $22.5 million.

     Room revenues at the Hotels increased $1.4 million, or 7.5%, comparing the nine-months ended September 30, 1998 to the nine-months ended September 30, 1999. The increase in revenues reflects the continued growth of the repositioned hotels at Tucson St. Mary, Arizona and Buena Park and San Diego, California and the influence of tourism in the southern Arizona hotels during the winter months. Continuing efforts to enhance the properties through refurbishment programs continues to show a positive effect on guests and referrals.

     Operating, advertising and other expenses decreased by $104,000 or 0.7%, between the periods due to the repairs and repositioning costs incurred in 1998. These costs decreased as a percentage of revenues from 74.4% in 1998 to 69.2% in 1999. Percentage lease expense, as a percentage of total revenue, remained fairly constant.

LIQUIDITY AND CAPITAL RESOURCES

      The Trust, through its ownership interest in the Partnership, will have its proportionate share of the benefits and obligations of the Partnership's ownership interests in the Hotels. The Trust's principal sources of cash to meet its cash requirements, including distributions to its shareholders, will be its share of the Partnership's cash flow. The Partnership's principal source of revenue will be rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentages Leases, and the Trust's liquidity, including its ability to make distributions to the Trust's shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. Cash collections on rent receivables exceeded $1.6 million dollars during the third quarter.

      Beyond the 4% reserve for refurbishment and replacements set aside annually, approximately $140,000 was spent in this quarter for the Nova Front Desk systems in response to potential computer systems problems associated with the Year 2000. Expenditures totaling $200,000 for ongoing refurbishment at the San Diego hotel will also be incurred in the fourth quarter.

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

      The Trust will acquire or develop additional hotels only as suitable opportunities arise, and the Trust will not undertake the acquisition or redevelopment of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the Credit Facility or other borrowings or from the proceeds of additional issuances of shares of beneficial interest or other securities. There is not an agreement or understanding to invest in any other properties, and there can be no assurance that the Trust will successfully acquire or develop additional hotels.

      The Partnership will contribute to a Capital Expenditures Fund on a continuing basis, from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Capital Expenditures Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the nine-month period ended October 31, 1999, the Hotels spent approximately $1.5 million for capital expenditures. The Trust considers these improvements to be revenue producing and therefore these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $1.2 million during the nine month period ended October 31, 1999 on repairs and maintenance and these amounts have been charged to expense as incurred.

      Outstanding mortgage debt increased from $23.2 million at January 31, 1999 to $23.8 million at October 31, 1999 due to an increase in mortgage debt and the refinancing of the Northern Phoenix property.


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


SEASONALITY

      The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy rates in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. The Flagstaff, Arizona and San Diego and Buena Park, California hotels experience their highest occupancy rates in the second and third fiscal quarters. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly lease revenues under the Percentage Leases. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in Percentage Lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders. The extent of the fluctuation of earnings related to seasonality of the Hotels is anticipated to be leveled by the fact that the Trust's ownership of the Scottsdale hotel (which shows one of the highest seasonal fluctuations) has been reduced to 44% from 100%. At the same time, the Trust's ownership of the other Hotels, including the California properties (which are less seasonal and have a different high season) increased from an average of 14.4% to 44% as of October 31, 1999.


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

      The Trust and the Lessee have upgraded their computer accounting programs and the installation of new property management systems along with necessary hardware. These new systems have been warranted to be Year 2000 compliant. The Trust has estimated the total cost to be incurred in connection with these installations is approximately $400,000, which will be capitalized and amortized over seven years. The installations of the Year 2000 compliant property management systems were completed during the third quarter. The upgrading and installation of a new reservation center system will commence in late November and will be completed by the end of December, 1999.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and notes payable to related parties. The proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. The Trust could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. To date, the Trust has not entered into any such derivative transactions. The Trust's interest rate risk is monitored using a variety of techniques. There have been no significant changes in the Trust's debt structure during the three and nine-month periods ended October 31, 1999.



                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
         EXHIBIT
         NUMBER                                  EXHIBIT
         ------                                  -------

           3.1 Second Amended and Restated Declaration of Trust, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on
                    Form 10-Q filed with the Securities and Exchange Commission on September 14, 1999).

          10.1 Promissory Note dated August 17, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth.

          10.2 Promissory Note dated October 12, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth.

          10.3 Promissory Note dated October 14, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth.

          27.1      Financial Data Schedule. (1)

(1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.

(b)   REPORTS ON FORM 8-K.

      No Current Reports on Form 8-K were filed on behalf of the Trust during the quarter ended October 31, 1999.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 15, 1999          INNSUITES HOSPITALITY TRUST (Registrant)

                                   By: /s/ Marc E. Berg
                                      -----------------------------------------
                                       Marc E. Berg, Executive Vice President,
                                       Treasurer and Secretary