Form 10-K
period 2000-01-31
INNSUITES HOSPITALITY TRUST
filed 2000-05-16
CIK 82473

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended January 31, 2000.

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _______________ to _________________.

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

         [Cover Continued From Previous Page]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


Aggregate market value of voting stock held by non-affiliates of the Registrant as of May 10, 2000: $3,248,304.


Number of shares of voting stock outstanding as of May 10, 2000: 2,511,157.



                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the July 17, 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                    PART I
                                   ---------


Item 1.  BUSINESS.
         ---------

Introduction to Our Business

     InnSuites Hospitality Trust, formerly known as Realty ReFund Trust (the "Trust"), was organized in 1971 and operates as an unincorporated Ohio real estate investment trust. On January 31, 2000, the Trust owned a 44.9% sole general partner interest in RRF Limited Partnership, a Delaware limited partnership (the "Partnership"). On January 31, 2000, the Partnership owned, directly or indirectly, ten InnSuites(R) hotels located in Arizona and southern California (all ten InnSuites(R) hotels are hereinafter referred to as the "Hotels"). The Trust employs five people.

     The Hotels feature 1,665 hotel suites and operate as moderate- and full-service hotels which apply an operating philosophy formulated in 1980 by James
F. Wirth, current Chairman, President and Chief Executive Officer of the Trust. Initially, the Trust attempts to acquire under-performing hotel properties below replacement cost. Through intensive refurbishment and management programs, the Trust repositions the acquired hotels as studio and two-room suite hotels that offer services such as free breakfast buffets and complementary afternoon social hours plus amenities, such as microwave ovens, refrigerators and coffee makers in each studio or two-room suite.

     The Trust has elected to be taxed as a real estate investment trust ("REIT"), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder (all as amended, the "Code"). In order to maintain its REIT tax status, the Trust has affiliated with certain other hotel hospitality companies. The Partnership leases the Hotels to InnSuites Hotels, Inc.(the "Lessee"). The Lessee pays rent to the Partnership pursuant to percentage lease agreements (the "Percentage Leases") providing for periodic rental payments based primarily upon the revenues of the Hotels. The Trust obtains income from cash distributions made by the Partnership and those distributions largely depend upon the Partnership's earnings under the Percentage Leases.

     Further affiliations involve managing the Hotels and licensing the InnSuites brand. The Lessee currently operates and manages all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc., (the "Management Company"). Pursuant to management contracts, the Lessee pays the Management Company an annual management fee of 2.5% of gross room and other revenues for property management services. The Lessee pays InnSuites Licensing Corp. an annual licensing fee of 2.5% of gross room and other revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western(R) or Holiday Inn(R)) for trademark and licensing services relating to the use of the InnSuites(R) name and marks.

     Effective October 12, 1999, the Partnership, the Lessee and the Management Company entered into an Intercompany Agreement whereby, subject to certain terms and conditions, the Partnership will grant the Lessee a right of first refusal to lease, and the Management Company a right of first refusal to operate, any real property acquired by the Partnership. In return, the Partnership will be granted a right of first refusal to pursue opportunities presented to the Lessee or the Management Company to purchase investments in real estate, hotel properties, real estate mortgages, real estate derivatives or entities that invest in the foregoing.



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

     The Formation Agreement provided for the organization of the Partnership, of which the Trust would be the sole general partner, initially holding a 13.6% interest, with the former partners in the Initial Hotels investing as limited partners, receiving a collective 86.4% interest, and for restructuring the Trust into an "umbrella partnership REIT", or "UPREIT". The Partnership acquired substantial interests in six of the Initial Hotels. The seventh hotel, located in Scottsdale, Arizona, was acquired directly by RRF Sub Corp., a then newly-formed Nevada corporation and wholly-owned subsidiary of the Trust. RRF Sub Corp. subsequently contributed the Scottsdale, Arizona hotel to the Partnership in exchange for general partnership interests therein. The Trust contributed $2,081,000 in cash to the Partnership to obtain its initial 13.6% sole general partner interest.

     In accordance with the terms of the Formation Agreement, the previous Trustees and executive officers of the Trust resigned, and new Trustees and executive officers were appointed, effective January 30, 1998.

     The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, identical in all respects except that each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust. No particular conversion will be allowed, however, if a determination is made that such conversion would cause the Trust to no longer qualify as a REIT under the Code. A total of 2,174,931 Class A limited partnership units were issued to the former partners in the Initial Hotels. Class B limited partnership units may be converted only upon the approval of the Board of Trustees, provided that such conversion would not cause the Trust to fail to qualify as a REIT. A total of 4,017,361 Class B limited partnership units were issued to Mr. Wirth and certain of his affiliates in order to satisfy ownership concentration limitations placed upon REITs by the Code. The Partnership Agreement of the Partnership subjects both general and limited partner units to restrictions on transfer.

     In addition to the restructuring, the Trust's investment advisor, Mid-America ReaFund Advisors, Inc. ("MARA"), which was owned by the Trusts former Co-Chief Executive Officers, Messrs. Krause and Berick, was acquired by Mr. Wirth and his wife. MARA provided investment advisory and consulting services to and administered the day-to-day investment operations of the Partnership and the Trust under the supervision of the Trustees pursuant to an Advisory Agreement executed between the Partnership and MARA. The Advisory Agreement was terminated as of January 1, 1999. See "Advisory Agreement and MARA" below.

Hotel Acquisitions following the Formation Transactions

     Following the Formation Transactions, the Partnership acquired three additional all-suite hotels. First, effective as of February 1, 1998, the Partnership acquired the InnSuites Hotels Tucson St. Mary's located in Tucson, Arizona. The total consideration for the acquisition was $10,820,000 and was based upon an appraisal conducted by an independent third party. Mr. Wirth and his wife indirectly owned the Tucson St. Mary's hotel property. Second, on April 29, 1998, the Partnership acquired the Lafayette Hotel Ramada Inn & Conference Center located in San Diego, California. The Partnership paid $5,148,000 for this hotel property based on arms-length negotiations with the owners of that property. Third, the Partnership acquired the InnSuites Hotel located in Buena Park, California, effective June 1, 1998. The total consideration for the acquisition was $7,100,000 and was based upon an appraisal conducted by an independent third party. James F. Wirth and Steven S. Robson indirectly owned the Buena Park hotel property. Subsequent to this acquisition, Mr. Robson was elected as a Trustee of the Trust by the shareholders of the Trust.

     The Trust believes that the greatest opportunities for revenue growth and profitability will arise from the skillful management and repositioning of current and future acquired hotel properties. The Trust's primary business objectives are to maximize current returns to its shareholders through increases in cash flow available for distribution and to increase long-term total returns to shareholders. The Trust will seek to achieve these objectives through (i) participation in increased revenues from the Hotels pursuant to the Percentage Leases by intensive management and marketing, and (ii) selective acquisitions and expansion of the InnSuites Hotels in California and in the southwestern United States.


Competition in the Hotel Industry

     The hotel industry is highly competitive. Each of the Hotels experiences competition primarily from other mid-market hotels in its immediate vicinity, but also competes with other hotel properties in other geographic markets. While none of the Hotels' competitors dominate any of the Trust's geographic markets, some of those competitors have substantially greater marketing and financial resources than the Trust and the Partnership.

     A number of additional hotel property developments have been announced or have recently been completed by competitors in a number of the Hotels' markets, and additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenues of the Hotels in such competitive markets.

     The Trust has chosen to focus its hotel investments in Arizona and southern California. Particularly, the Trust has a concentration of assets in the metropolitan Phoenix, Arizona market. In the Phoenix, Arizona market, hotel room supply is increasing faster than the rate of demand. Supply rates are also generally increasing faster than demand rates in the Flagstaff, Tucson and Yuma, Arizona and Ontario, California markets. The Buena Park and San Diego, California markets continue to support balanced supply and demand.

     The Trust and the Partnership may also compete for investment opportunities with other entities that have substantially greater financial resources. These entities also may generally accept more risk than the Trust and the Partnership can prudently manage. Competition may generally reduce the number of suitable future investment opportunities available to the Trust and the Partnership and increase the bargaining power of owners seeking to sell their properties.

Seasonality of the Hotel Business

     The hotel business is seasonal in nature. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause significant fluctuations in the Trust's quarterly lease revenue under the Percentage Leases. Despite this seasonality in revenues, all revenue is recorded as earned. The hotels located in northern Arizona and California historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business.


Advisory Agreement and MARA

     The Partnership was a party to an Advisory Agreement with MARA pursuant to which the Partnership received certain investment advisory and administrative services regarding the day-to-day investment operations of the Hotels and pursuant to which MARA was responsible for providing the Partnership and the Trust with a continuing and suitable investment program. The Advisory Agreement was terminated as of January 1, 1999.


     To terminate the Advisory Agreement the Partnership paid $256,500 in February 1999 ($225,000 repayment of principal plus $31,500 of accrued interest) and on February 1, 2000 was obligated to pay $240,750 ($225,000 repayment of principal plus $15,750 of accrued interest) to satisfy two promissory notes which were originally issued by Mr. Wirth and his wife when they acquired MARA in January 1998. Additionally, in fiscal 1999, the Partnership issued 67,000 Class B limited partnership units to MARA and MARA forgave $85,331 in net liabilities in exchange for the termination of the Advisory Agreement.

     Pursuant to the Advisory Agreement, MARA received, subject to certain limitations, (a) a monthly fee equal to 1/12th of 1% of the appraised value of the total assets of the Partnership during the next preceding month; (b) 15% of the commitment fees received by the Partnership for any stand-by or gap commitment relating to a mortgage loan which is not closed; and (c) an incentive fee equal to 10% of the amount, if any, by which the net profits of the Partnership exceed 8% of the monthly average net worth of the Partnership for the year, plus 10% of the net realized capital gains of the Partnership for such year less accumulated net realized capital loss. MARA was required to refund to the Partnership the amount, if any, by which the operating expenses of the Partnership in any fiscal year exceed the lesser of (x) 1 1/2% of the appraised value of the total assets of the Partnership for such fiscal year or (y) 25% of the net income of the Partnership for such fiscal year. For the twelve months ended January 31, 1999, the Partnership paid MARA $364,041 for advisory and management services pursuant to the Advisory Agreement.


Financial Information

     See "Item 6 -- Selected Financial Data" herein for information regarding the Trust's revenues, net (loss) and total assets.


Item 2.  PROPERTIES.
         -----------

     The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona. The Trust directly owns no real property. At January 31, 2000, the Partnership owned, directly or indirectly, ten hotels. All of the Hotels are operated as InnSuites(R) Hotels, while three are also marketed as Best Western(R) Hotels and one is also marketed as a Holiday Inn(R) Hotel and Suites. All of the Hotels are managed by the Management Company and operate in the following locations:


                                                       NUMBER       YEAR OF CONSTRUCTION/      MOST RECENT
PROPERTY                                             OF SUITES            ADDITION             RENOVATION
--------                                             ----------     ---------------------      -----------

InnSuites Hotels
Phoenix Best Western.............................      123                     1980             1996

InnSuites Hotels Tempe/
Phoenix Airport/South Mountain...................      170                1982/1985             1996

InnSuites Hotels Tucson,
Catalina Foothills Best Western .................      159                1981/1983             1996

InnSuites Hotels
Yuma Best Western................................      166                1982/1984             1996

Holiday Inn Airport Hotel and
Suites/Ontario(an InnSuites Hotel) ..............      150                     1990             1996

InnSuites Hotels Flagstaff/
Grand Canyon.....................................      134                1966/1972             1997

InnSuites Hotels Scottsdale/
El Dorado Park Resort ...........................      134                     1980             1996

InnSuites Hotels Tucson St. Mary's...............      297                1960/1971             1997

InnSuites Hotels San Diego.......................      147                1946/1989             1998

InnSuites Hotels Buena Park......................      185                1972/1980             1998
                                                     -----
Total suites                                         1,665
                                                     =====

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for a discussion of occupancy rates at the Hotels.

See "Item 8 - Financial Statements and Supplementary Data" herein for a discussion of mortgages encumbering the Hotels.

Item 3.  LEGAL PROCEEDINGS.
         ------------------

     The Trust is not a party, nor are its properties subject to, any material litigation or environmental regulatory proceedings.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth fiscal quarter ended January 31, 2000.


                                    PART II
                                    -------

Item 5.   MARKET FOR THE TRUST'S SHARES AND RELATED SECURITY HOLDER MATTERS.
          ------------------------------------------------------------------

     Until February 23, 1999, the Trust's Shares of Beneficial Interest were traded on the New York Stock Exchange under the symbol "IHT". Since April 7, 1999, the Trust's Shares of Beneficial Interest have been traded on the American Stock Exchange under the symbol "IHT". On May 10, 2000, the Trust had 2,511,157 shares outstanding and 579 holders of record.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Trust's Shares of Beneficial Interest, as quoted by the American or New York Stock Exchange, as well as dividends declared thereon:

   Fiscal Year 2000        High      Low     Dividends
   ----------------        ----      ---     ---------

       First Quarter       3 1/16    2 1/4      --
       Second Quarter      3 1/8     2 5/16     --
       Third Quarter       2 15/16   2         .01
       Fourth Quarter      2 7/8     1 3/4     .01


   Fiscal Year 1999        High      Low     Dividends
   ----------------        ----      ---     ---------

       First Quarter       4 3/8     4 1/16     --
       Second Quarter      5 3/8     4 1/4      --
       Third Quarter       5 1/2     3 13/16   .10
       Fourth Quarter      3 15/16   2 15/16    --


     The Trust intends to maintain a conservative dividend policy to facilitate internal growth. In fiscal 2000, the Trust paid dividends of $.01 in the third and fourth quarters. In fiscal 1999, the Trust paid a dividend in the third quarter of $.10 and in fiscal 1998, the Trust paid dividends of $.10 and $.05 in the first and second quarters, respectively. Since its organization in 1971, the Trust has paid a dividend or dividends each year.


Item 6.  SELECTED FINANCIAL DATA.
         -----------------------

     The following selected financial data of the Trust for the five fiscal years ended January 31, 2000, has been derived from the audited consolidated financial statements of the Trust. The consolidated financial statements of the Trust for the three fiscal years ended January 31, 1998 were audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements of the Trust for the two fiscal years ended January 31, 2000 were audited by KPMG LLP, independent public accountants. All of the data should be read in conjunction with the respective consolidated financial statements and related notes included herein.

                         2000          1999          1998         1997          1996
Total revenues       $ 9,546,181   $ 9,909,758   $ 1,421,979   $3,915,506   $ 5,430,006

Net loss             $  (951,811)  $  (193,071)  $  (573,509)  $ (888,365)  $(7,554,351)

Loss
per share-basic
and diluted          $      (.40)  $      (.10)  $      (.56)  $     (.87)  $     (7.40)

Cash dividends
paid and declared
per share            $       .02   $       .10   $       .15   $      .40   $       .50

Total assets         $65,305,519   $67,804,770   $43,619,639   $6,416,123   $24,555,330

Bank and other
borrowings           $38,746,662   $36,924,834   $22,428,880   $2,300,000   $10,795,000


See "Item 1 - Business - Historical Operations and the Formation Transactions" herein for a discussion of the change in the nature of the business of the Trust.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------------------------

GENERAL

     The following discussion should be read in conjunction with the InnSuites Hospitality Trust consolidated financial statements and notes thereto and the InnSuites Hotels, Inc. financial statements and notes thereto appearing elsewhere in this annual report.

     The Trust is a real estate investment trust which owns the sole general partner interest in the Partnership. In order for the Trust to qualify as a REIT under the Code, neither the Trust nor the Partnership can operate the Hotels. Therefore, each of the hotels is leased to, and operated by, the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee also holds the franchise agreement for each hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth and his wife. The Trust's principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels.

     The Trust's Management intends to restructure and acquire the Lessee in January 2001 following the guidelines of the REIT Modernization Act.

     At January 31, 2000, the Trust owned a 44.9% interest in the Hotels through its sole general partner's interest in the Partnership. This change in ownership resulted primarily from the following transactions occuring between February 1, 1999 and April 2, 1999:

     On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million. This transaction was fully funded by Mr. Wirth who provided an unsecured loan to the Trust at 7% interest payable annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004.

     On April 2, 1999, the Partnership made an unsecured loan to the Trust in the amount of $2.6 million. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase 1.3 million general partner units in the Partnership. The money lent by the Partnership was generated by refinancing the Northern Phoenix hotel and borrowing an additional $1.8 million that was secured by a mortgage on that property. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

     As of April 2, 1999, the Trust transferred, at historical cost, its interest in the Scottsdale property to the Partnership (approximately $7 million) in exchange for 1.6 million general partner units.

     As a result of the aforementioned transactions, the Trust increased its ownership interest in the Partnership from approximately 18% to approximately 42% as of April 2, 1999.

     The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the year ended January 31, 2000, base rent and percentage rent in the aggregate amount of $9.5 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR increased $0.81 to $67.70 in fiscal year 2000 from $66.89 in fiscal 1999 due to an overall market increase in room rates. Occupancy decreased 1.0% to 59.8% in fiscal 2000 from 60.8% in fiscal year 1999 due to increased supply exceeding demand growth. This resulted in a decrease in REVPAR of $0.19 to $40.46 in fiscal 2000 from $40.65 in fiscal 1999. ADR improved in fiscal 1999 due to acquisitions in fiscal 1999 and the successful repositioning of those hotels as studio and two room suite hotels that contribute more revenue per available room. While ADR increased $1.22 to $66.89 in 1999 from $65.67 in 1998, occupancy increased 1.9% in 1999 to 60.8% from 58.9% due to increased occupancy rates in our California properties complimenting slight declines in occupancy at our Arizona properties. This resulted in an increase in REVPAR of $1.95 for the twelve months ended January 31, 1999.

     The following table shows certain historical financial and other information for the periods indicated.

                                            For the Year Ended
                                                January 31,
                                        --------------------------
                                         2000      1999      1998
                                        ------    ------    ------
Occupancy                                59.80%    60.80%    58.90%
Average Daily Rate (ADR)                $67.70    $66.89    $65.67
Revenue Per Available Room (REVPAR)     $40.46    $40.65    $38.70

     No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.


Results of Operations of the Trust for the year ended January 31, 2000 compared to the year ended January 31, 1999

     Results of operations for the Trust for the fiscal year ended January 31, 2000 reflect a full-year of operations of the Hotels and the fiscal year ended January 31, 1999 reflects a full-year of operations of the Initial Hotels as well as a partial-year of operations for the Tucson St. Mary's, Buena Park and San Diego hotels.

     For the twelve months ended January 31, 2000, the Trust had total revenues of $9.5 million compared to $9.9 million for the twelve months ended January 31, 1999, a decrease of approximately $400,000 or 3.7% due primarily to the change in rent formulas effective August 1, 1999. Total expenses of $11.6 million for the twelve months ended January 31, 2000 increased $1.5 million compared to total expenses of $10.1 million for the twelve months ended January 31, 1999. The 14.3% increase in total expenses was primarily due to charges to expense of approximately $575,000 for deferred expenses related to a withdrawn public offering and a $1.9 million provision for uncollected rents receivable which was partially offset by a $780,000 loss on the termination of the Advisory Agreement in fiscal 1999.

     General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the twelve months ended January 31, 2000 and 1999, these expenses increased $1.5 million to $4.2 million in fiscal 2000 from $2.7 million in fiscal 1999. This 54.5% increase was primarily due to charges to expense of approximately $575,000 for deferred expenses relating to a withdrawn public offering and a $1.9 million provision for uncollected rents receivable from the Lessee. These were offset by decreases primarily relating to MARA fees of approximately $364,000 and the loss of approximately $499,000 for the termination of the MARA agreement in fiscal year 1999.

     Total interest expense increased by $544,000 or 19.5% to $3.3 million from $2.8 million in comparing the twelve months ended January 31, 2000 and January 31, 1999, respectively. Interest on mortgage notes payable increased approximately $200,000 or 10% to $2.1 million from $1.9 million due to increased mortgage debt related to the acquisition of the Buena Park and San Diego properties during fiscal 1999 and net additional borrowings of approximately $2.3 million during fiscal 2000 for the loan modification relating to the Northern Phoenix property and the refinancing of the San Diego property. Interest on notes payable to banks increased by 52.8% or approximately $338,000 to $977,000 from $639,000 due to a full years interest in fiscal 2000 on the $12 million credit facility obtained in fiscal 1999, which bears a variable interest rate. Interest on notes payable to related parties increased 4.6% or approximately $10,000 to $214,000 from $204,000 due to additional loans of $956,000 (net of payments) from James F. Wirth, current Chairman, President and Chief Executive Officer of the Trust.

     Real estate and personal property taxes, insurance and ground rent increased approximately $200,000 or 16.4% to $1.4 million from $1.2 million in comparing the twelve months ended January 31, 2000 and 1999, respectively. Real estate and personal property taxes and property insurance increased $145,000 primarily due to the acquisition of the Buena Park and San Diego properties during fiscal 1999 resulting in a full year of expenses in fiscal 2000 compared to 9 months of expense for San Diego and 8 months of expense for Buena Park in fiscal 1999.

     Real estate depreciation for the twelve months ended January 31, 2000 compared to 1999 increased approximately $350,000 or 15.9% to $2.5 million from $2.2 million, respectively. Of the $350,000 increase, approximately $184,000 was due to the Trust's acquisitions of the Buena Park and San Diego properties resulting in a full year of depreciation in fiscal year 2000. The remaining $166,000, resulted primarily from an increase in capitalized refurbishment costs in the current year.

     The Trust had a loss before minority interest of $2.0 million for the twelve months ended January 31, 2000, a $1.8 million increase from the loss of $200,000 in the prior year. After deducting the loss allocated to the minority interest of $1.1 million, the Trust had a net loss attributable to shares of beneficial interest of approximately $952,000. This represented an increase in net loss of $759,000 attributable to shares of beneficial interest comparing the twelve months ended January 31, 2000 and 1999. The results for the fiscal year ended January 31, 2000 included the recognition of a provision for uncollectible receivables of $1.9 million, and a charge of approximately $575,000 resulting from withdrawing a public offering. Basic and diluted net loss per share was $(0.40) for the twelve months ended January 31, 2000 compared to $(0.10) for 1999. Without considering the effect of the aforementioned charges, the Trust would have reported net income of approximately $23,000 and basic earnings per share of $0.01.


Results of Operations of the Trust for the year ended January 31, 1999 compared to January 31, 1998

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

     Total revenues of the Trust for the twelve months ended January 31, 1999 was $9.9 million in its first full-year of operations. Of this revenue, rent revenue from the Hotels represented 99% of total revenue. Included in this amount was rent revenue attributable to the Scottsdale hotel of $699,997. Interest income for the period was $23,750.

     For the fiscal year ended January 31, 1999, the Trust reported a net loss of approximately $193,000 or $(0.10) per share. For the fiscal year ended January 31, 1998, the Trust reported a net loss of approximately $574,000 or $(0.56) per share.

     While the revenues of the Trust increased significantly to $9.9 million for the fiscal year ended January 31, 1999 from $1.4 million for the fiscal year ended January 31, 1998 the Trust reported a net loss of approximately $193,000. That total net loss, however, was reduced from a net loss of approximately $574,000 in fiscal 1998. The results for the fiscal year ended January 31, 1999 included multiple fourth quarter charges, resulting from the recognition of a provision for uncollectible receivables ($900,000), a net charge recognized upon the termination of the Advisory Agreement between the Partnership and MARA ($499,000), and the recognition of expenses relating to stock options ($184,000). In addition, unusual legal and professional fees are included in fiscal 1999 expenses. Without the aforementioned fourth quarter charges, the Trust's earnings per share for the fiscal year ended January 31, 1999 would have improved by $0.16 per share to a net income of $0.06 per share (basic) for the year.

Results of Operations of the Lessee

Comparison of actual results for the year ended January 31, 2000 compared to
1999

     Results of operations for the Lessee for the fiscal year ended January 31, 2000 reflect a full-year of operations of the Hotels and the fiscal year ended January 31, 1999 reflects a full-year of operations of the Initial Hotels as well as a partial-year of operations for the Tucson St. Mary's, Buena Park and San Diego hotels.

     Total revenues for the Lessee increased 2.4% or approximately $630,000 to $27.3 million from $26.7 million for the twelve months ended January 31, 2000 and 1999, respectively. Room revenues increased 3.3% or approximately $805,000 to $25.1 million from $24.3 million due to the addition of the California properties and from sharp increases in room revenues at the Tucson St Mary's Arizona property due to increased occupancy and ADR for the year ended January 31, 2000, which was partially offset by the other six Arizona properties' room revenues slightly declining due to decreased occupancy rates. Food and beverage revenues increased 6.9% or approximately $112,000 to $1.7 million from $1.6 million primarily due to increased occupancy rates at the Ontario, California and Tucson St. Mary's Arizona properties, which feature full service restaurants. Telecommunications revenue declined 24.9% or approximately $115,000 to $346,000 from $461,000 for the twelve months ended January 31, 2000 and 1999, respectively, primarily due to decreased long-distance rates charged by the various long distance carriers. Other revenue decreased 57.4% or approximately $167,000 to $124,000 from $291,000 for the 12 months ended January 31, 2000 compared with the period ended January 31, 1999, respectively, primarily due to an increase in amenities that were previously charged to guests in the prior year.

     Total expenses decreased 2.0% or approximately $592,000 to $29.5 million from $30.0 million for the twelve months ended January 31, 2000 compared to the twelve months ended January 31, 1999, respectively.

     Guest room expense decreased by 13.9% or approximately $1.1 million to $6.7 million from $7.8 million for the 12 months ended January 31, 2000 and 1999, respectively, primarily due to management's programs to increase efficiency and reduce costs associated with housekeeping.

     Food and beverage expense increased 15.4% or approximately $218,000 to $1.6 million from $1.4 million for the 12 months ended January 31, 2000 compared to the twelve months ended January 31, 1999. The increase is attributable to the increased room revenue and the addition of room service at all 10 of the Hotel properties.

     Telecommunications expenses, which are primarily long-distance service charges, decreased due to decreased long-distance rates charged by the various long distance carriers. They decreased by 21.4% or approximately $106,000 for the twelve months ended January 31, 2000 compared to the twelve months ended January 31, 1999, respectively.

     Other expense increased greater than 100.0% or approximately $739,000 to $878,000 from $138,000 for the twelve months ended January 31, 2000 compared to the twelve months ended January 31, 1999, respectively, primarily due to the write-off of certain assets that management identified as having no future value.

     General and administrative expense decreased by 27.9% or approximately $1.1 million to $2.9 million from $4.0 million for the twelve months ended January 31, 2000 compared to the twelve months ended January 31, 1999, respectively. The decrease is primarily attributable to large accounting and legal expenses incurred in fiscal 1999 related to the formation of the Lessee in conjunction with the formation of the Trust.

     Sales and marketing expense was consistent with the prior year.

     Repairs and maintenance increased 50.6% or approximately $681,000 to $2.0 million from $1.3 million for the twelve months ended January 31, 2000 compared with the twelve months ended January 31, 1999, respectively. The increase is due to a focused effort by management to maintain the quality of the Hotels and increase repeat business as a result of guest satisfaction.

     Hospitality expenses increased 28.7% or approximately $345,000 to $1.6 million from $1.2 million for the twelve months ended January 31, 2000 compared with the twelve months ended January 31, 1999, respectively, primarily due to increased hospitality programs in fiscal year 2000 over fiscal year 1999.

     Percentage rent decreased 4.6% or approximately $461,000 to $9.5 million from $10.0 million for the twelve months ended January 31, 2000 compared with the twelve months ended January 31, 1999, respectively, primarily due to an amendment of the calculation of rent payable under the Percentage Leases effective August 1, 1999.

     While total revenues increased 2.4% in fiscal 2000 compared to fiscal 1999, total expenses decreased by 2.3% or approximately $681,000 for the twelve months ended January 31, 2000 compared with the twelve months ended January 31, 1999, respectively, reflecting management's effort to reduce costs and maintain a high ADR.


Liquidity and Capital Resources

     The Trust, through its ownership interest in the Partnership, will have its proportionate share of the benefits and obligations of the Partnership's ownership interests in the Hotels. The Trust's principal sources of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. During fiscal 2000 and 1999, the Trust recorded $1.9 million and $900,000, respectively, as provisions for uncollectible receivables. These charges reflect the Trust's assessment of the collectability of its receivables which primarily consists of rent receivable from the Lessee, based on an evaluation of the Lessee's future cash flows. The Trust's management may restructure and acquire the Lessee in January 2001 following the guidelines of the REIT Modernization Act.

     As of January 31, 2000, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements set aside annually, described below.

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

     On April 16, 1998, the Trust obtained a $12 million Credit Facility (the "Credit Facility") from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate. By its terms, the Credit Facility will expire in approximately one year on April 16, 2001, subject to renewal. The terms of the Credit Facility require the Trust to maintain a net worth (combined with minority interest) of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.50 to 1.0, a net operating income to debt service relating to encumbered properties ratio of not less than 1.30 to 1.0, and a net operating income to debt service ratio of not less than 1.25 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business, or unreasonably suspend its business. At January 31, 2000, the Trust was not in compliance with certain covenant requirements associated with the Credit Facility; however, the Trust obtained a waiver from the lender indicating that the debt would not be called as a result of defaults occurring through January 31, 2000. Subsequent to January 31, 2000, the Trust negotiated a change in the covenant covering "Debt to Tangible Net Worth" from 1.5 to 1.75. As a result, the Trust is in compliance with all covenants subsequent to January 31, 2000.


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

     The Partnership will contribute to a Capital Expenditures Fund (the "Fund") on a continuing basis, from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During fiscal years ended January 31, 2000 and 1999, the Hotels spent approximately $1.5 million and $2.3 million, respectively, for capital expenditures, excluding hotel acquisitions. The Trust considers the majority of these improvements to be revenue-producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $2.0 million and $1.3 million, respectively, during fiscal years 2000 and 1999 on repairs and maintenance and these amounts have been charged to expense as incurred.


Inflation

     The Trust's revenues are based on the Percentage Leases, which will result in changes in the Trust's revenues based on changes in the underlying Hotel revenues. Therefore, the Trust will be relying entirely on the performance of the Hotels and the Lessee's ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Lessee in particular, can change room rates quickly, but competitive pressures may limit the Lessee's ability to raise rates faster than inflation.

     The Trust's largest fixed expense is the depreciation of the investment in hotel properties. The Trust's variable expenses, which are subject to inflation, represented approximately 59.4% of total revenues in fiscal 2000. These variable expenses (general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation.

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

Year 2000 Compliance

     The Trust and the Lessee have upgraded their computer accounting programs and the Lessee upgraded its computerized property management system along with necessary hardware. The new systems have been warranted to be Year 2000 compliant. The Trust incurred total costs to date of approximately $140,000 to upgrade these systems.

     While these new systems represent virtually all of the Trust's computer systems, the Trust and the Lessee cannot predict the effect of the Year 2000 problem on vendors, customers and other entities with which the Trust and the Lessee transact business, and there can be no assurance that the effect of the Year 2000 problem on such entities will not adversely affect the Trust's or the Lessee's operations.

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

     As of May 10, 2000, no computer or software problems relating to the year 2000 have been discovered. However, problems relating to the Year 2000 could still arise.


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

     These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the Lessee in response to market rental rate changes or otherwise; interest rate fluctuations; changes in Federal income tax laws and regulations; competition; any changes in the Trust's financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Trust operates. The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Exchange Act, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Annual Report relating to the operations of the Partnership.


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




                                                       Fiscal
                                   --------------------------------------------------
      Debt Type                    2001        2002       2003        2004       2005      Thereafter   Total(1)      Fair Value
      ---------                    ----        ----       ----        ----       ----      ----------   --------      ----------
Fixed rate debt(2)           $  550,802       810,984    775,719    846,363   6,016,948    10,081,103   19,081,919    17,285,132

Average interest rate              8.49%         8.49%      8.49%      8.49%       8.49%         8.49%        8.49%         9.25%

Variable rate debt(2)        $   75,677    15,138,878     40,158     44,536   3,170,492             -   18,469,741    18,538,285

Interest rate available
  on January 31, 2000              9.04%            -          -          -           -             -         9.04%         9.04%

-----------------------------

(1) Approximately $345,000 of debt was repaid by February 11, 2000 and is not included in the aforementioned summary.

(2) The fair value of fixed rate debt and variable rate debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

     The table incorporates only those exposures that exist as of January 31, 2000 and does not consider those exposures or positions which would arise after that date. Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Trust's interest rate fluctuations will depend on the exposures that arise during the period and future interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

                          INNSUITES HOSPITALITY TRUST
            LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of InnSuites Hospitality Trust, formerly Realty ReFund Trust, are included in Item 8:

     KPMG LLP Independent Auditors' Report;

     Arthur Andersen LLP Report of Independent Public Accountants;

     Consolidated Balance Sheets - January 31, 2000 and 1999;

     Consolidated Statements of Operations - For the Years Ended January 31, 2000, 1999 and 1998;

     Consolidated Statements of Shareholders' Equity - For the Years Ended January 31, 2000, 1999 and 1998;

     Consolidated Statements of Cash Flows - For the Years Ended January 31, 2000, 1999 and 1998; and

     Notes to the Consolidated Financial Statements - January 31, 2000, 1999 and 1998.


The following financial statement schedule of InnSuites Hospitality Trust is included in Item 14(a)1:

     Schedule III - Real Estate and Accumulated Depreciation.

All other schedules are omitted, as the information is not required or is otherwise furnished.


                            INNSUITES HOTELS, INC.
                   LIST OF FINANCIAL STATEMENTS AND SCHEDULE


The following financial statements of InnSuites Hotels, Inc.:

     KPMG LLP Independent Auditors' Report;

     Michael Maastricht, CPA Report of Independent Public Accountants;

     Balance Sheets - January 31, 2000 and 1999;

     Statements of Operations - For the Years Ended January 31, 2000 and 1999;

     Statements of Shareholders' Deficit - For the Years Ended January 31, 2000 and 1999;

     Statements of Cash Flows - For the Years Ended January 31, 2000 and 1999;
     and

     Notes to the Financial Statements - January 31, 2000 and 1999.


All other schedules are omitted, as the information is not required or is otherwise furnished.

                         INDEPENDENT AUDITORS' REPORT

The Shareholders and Trustees
InnSuites Hospitality Trust:


We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (an Ohio real estate investment trust) and subsidiaries (the "Trust") as of January 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended January 31, 2000. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                     /s/ KPMG LLP


Phoenix, Arizona
May 5, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Trustees,
InnSuites Hospitality Trust

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of InnSuites Hospitality Trust (formerly Realty ReFund Trust) (an Ohio unincorporated business trust) and subsidiaries for the year ended January 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The statements of operations, shareholders' equity and cash flows of InnSuites Hospitality Trust (formerly Realty Refund Trust) were prepared for the purpose of complying with the Rules and Regulations of the Securities and Exchange Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the operations and cash flows of InnSuites Hospitality Trust (formerly Realty ReFund Trust) for the year ended January 31, 1998 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Cleveland, Ohio
May 13, 1998.

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                              JANUARY 31,
                                                                      -------------------------
                                                                      2000                 1999
                                                                      ----                 ----
                         ASSETS
Hotel Properties, net                                             $64,479,347          65,509,187
Cash and Cash Equivalents                                             208,109             420,935
Rent Receivable from Affiliate,
 net of $2,845,732 and $900,000 allowance, respectively                     -             788,179
Interest Receivable and Other Assets                                  618,063           1,086,469
                                                                  -----------          ----------
TOTAL ASSETS                                                      $65,305,519          67,804,770
                                                                  ===========          ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Mortgage Notes Payable                                            $24,251,662          23,161,052
Notes Payable to Banks                                             11,300,000          11,300,000
Other Notes Payable                                                   225,000             450,000
Loans Payable to Related Parties                                    2,970,000           2,013,782
Accounts Payable and Accrued Expenses                               1,138,168           2,188,709
                                                                  -----------          ----------
TOTAL LIABILITIES                                                  39,884,830          39,113,543

MINORITY INTEREST IN PARTNERSHIP                                   16,789,423          21,111,192

SHAREHOLDERS' EQUITY:
 Shares of beneficial interest without par value; unlimited
   authorization; 2,507,949 and 2,286,951  shares issued
   and outstanding in 2000 and 1999, respectively                   9,093,020           7,580,035
 Treasury Stock                                                      (461,754)                  -
                                                                  -----------          ----------
TOTAL SHAREHOLDER'S EQUITY                                          8,631,266           7,580,035
                                                                  -----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $65,305,519          67,804,770
                                                                  ===========          ==========

Commitments and Contingencies (notes 14, 18 and 19)






                           See accompanying notes to
                       consolidated financial statements

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEARS ENDED JANUARY 31,
                                                             2000             1999            1998
                                                          -----------     -----------     -----------
REVENUES:
 Rent revenue from affiliate                              $ 9,503,041       9,886,008             -
 Rental revenue from real estate held for sale                      -               -     1,367,366
 Interest and other income                                     43,140          23,750        54,613
                                                          -----------     -----------     ---------
TOTAL REVENUES:                                           $ 9,546,181       9,909,758     1,421,979
                                                          -----------     -----------     ---------

EXPENSES:
 Real estate depreciation                                 $ 2,546,381       2,196,797             -
 Real estate, personal property taxes, insurance
  and ground rent                                           1,421,646       1,221,255             -
 General and administrative                                 4,247,063       2,748,623             -
 Loss on sale of real estate                                        -               -        35,620
 Loss on termination of advisory agreement                          -         780,746             -
 Interest on mortgage notes payable                         2,150,144       1,952,661             -
 Interest on notes payable to bank                            976,861         639,278             -
 Interest on note payable to related party                    213,563         204,145       118,082
 Fees to related party investment advisor                           -         364,041             -
 Legal expense to related party                                     -           2,400        84,000
 Operating expenses of real estate held for sale                    -               -     1,379,389
 Amortization of tenant improvements and
  deferred leasing commissions                                      -               -        21,724
 Other operating expenses                                           -               -       356,673
                                                          -----------     -----------     ---------
TOTAL EXPENSES:                                            11,555,658      10,109,946     1,995,488
                                                          -----------     -----------     ---------

LOSS BEFORE MINORITY INTEREST                              (2,009,477)       (200,188)     (573,509)
                                                          -----------     -----------     ---------

LESS: MINORITY INTEREST                                    (1,057,666)         (7,117)            -
                                                          -----------     -----------     ---------
NET LOSS                                                  $  (951,811)       (193,071)     (573,509)
                                                          ===========     ===========     =========
NET LOSS PER SHARE - (Basic and diluted)                  $      (.40)           (.10)         (.56)
                                                          ===========     ===========     =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - (Basic and diluted)                          2,376,770       1,921,902     1,022,359
CASH DIVIDENDS PER SHARE                                  $       .02     $       .10     $     .15
                                                          ===========     ===========     =========

                           See accompanying notes to
                       consolidated financial statements

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998


BALANCE, JANUARY 31, 1997                               $3,251,220
Net loss                                                  (573,509)
Issuance of shares                                       3,074,348
Dividends                                                 (153,088)
                                                        ----------
BALANCE, JANUARY 31, 1998                                5,598,971
Debt converted to equity                                 2,646,690
Stock option plan                                          183,518
Net loss                                                  (193,071)
Dividends                                                 (166,781)
Reallocation of minority interest                         (489,292)
                                                        ----------
BALANCE, JANUARY 31, 1999                                7,580,035
Stock option plan                                           57,400
Net loss                                                  (951,811)
Dividends                                                  (52,889)
Purchase of treasury stock                                (461,754)
Reallocation of minority interest                        2,460,285
                                                        ----------
BALANCE, JANUARY 31, 2000                               $8,631,266
                                                        ==========


                           See accompanying notes to
                       consolidated financial statements

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEARS ENDED JANUARY 31,
                                                                            2000              1999              1998
                                                                        -----------        -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $   (951,811)         (193,071)         (573,509)
  Adjustments to reconcile net (loss) to net cash
     provided by (used in) operating activities:
     Stock compensation expense                                              57,400           183,518                 -
     Non-cash portion of loss on termination of advisory agreement                -           498,669                 -
     Provision for uncollectible rent receivable from affiliate           1,945,732           900,000
     Minority interest                                                   (1,057,666)           (7,117)                -
     Real estate depreciation                                             2,546,381         2,196,797                 -
     Amortization of tenant improvements and deferred
        leasing commissions                                                       -                 -            21,724
     Amortization of deferred loan fees                                      53,937            39,346
     (Increase) in rent receivable from affiliate                        (1,157,553)       (1,473,539)                -
     Decrease (increase) in interest receivable and other assets            414,469          (905,613)          263,280
     (Decrease) in due to Lessee                                                  -          (944,234)                -
     (Decrease) in accounts payable and accrued expenses                 (1,050,540)       (1,136,115)         (676,274)
                                                                       ------------       -----------        ----------
     Net cash provided by (used in) operating activities                    800,348          (841,359)         (964,779)
                                                                       ------------       -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements and additions to hotel properties                         (1,516,543)       (2,277,890)                -
  Acquisition of hotel                                                            -        (1,448,000)                -
  Payment of transaction costs                                                    -                 -          (334,854)
  Proceeds from sale of real estate, net                                          -                 -         5,599,122
                                                                       ------------       -----------        ----------
     Net cash provided by (used in) investing activities                 (1,516,543)       (3,725,890)        5,264,268
                                                                       ------------       -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage notes payable                           (4,159,391)      (19,388,537)                -
  Borrowings on mortgage notes payable                                    5,250,000        11,705,374                 -
  Payments on other notes payable                                          (225,000)         (218,000)                -
  Bank borrowings                                                                 -        11,300,000                 -
  Bank repayments                                                                 -          (155,000)                -
  Payment of dividends                                                      (52,889)         (166,781)         (153,088)
  Distributions to minority interest holders                               (264,969)         (781,451)                -
  Repurchase of Partnership units                                          (538,847)                -                 -
  Repurchase of treasury stock                                             (461,754)                -                 -
  Advances from related parties                                             956,218         1,235,628                 -
  Principal payments on advances payable to  related parties                      -          (921,447)       (2,300,000)
                                                                       ------------       -----------        ----------
     Net cash provided by (used in) financing activities                    503,368         2,609,786        (2,453,088)
                                                                       ------------       -----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (212,826)       (1,957,463)        1,846,401
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                                   420,935         2,378,398           531,997
                                                                       ------------       -----------        ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $    208,109           420,935         2,378,398
                                                                       ============       ===========        ==========

                           See accompanying notes to
                       consolidated financial statements

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         As of and for the years ended JANUARY 31, 2000, 1999 AND 1998


1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

InnSuites Hospitality Trust (the "Trust") is a Real Estate Investment Trust ("REIT"), which owns directly or indirectly, ten hotels with 1,665 suites in Arizona and southern California. The hotels operate as InnSuites Hotels.

Until January 31, 1998, the Trust, formerly known as Realty ReFund Trust, specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique, which the Trust employed, was wrap-around mortgage lending.


On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona (InnSuites Hotels Scottsdale). These seven hotels are collectively referred to as the Initial Hotels. The Initial Hotels, together with the hotels described in Note 4, are referred to herein as the "Hotels". The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the "Lessee"), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent (Base
Rent) or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.


As of and for the year ended January 31, 2000, the Trust's general partnership interest in the Partnership was 44.9% and 39.4% (weighted average), respectively.


PARTNERSHIP AGREEMENT

The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of January 31, 2000, a total of 2,072,392 Class A limited partnership units were issued and outstanding. As of January 31, 2000, a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A limited partnership units outstanding at January 31, 2000 were to be converted to shares of beneficial interest, the limited partners in the Partnership would hold 2,072,392 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership are consolidated with the Trust. All significant intercompany transactions and balances have been eliminated.


RECLASSIFICATIONS

Certain prior period amounts in the consolidated financial statements and notes thereon have been reclassified to conform with current year presentation.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


HOTEL PROPERTIES

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 15 years for furniture and equipment.


The Trust applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in accounting for its hotel properties.

In accounting for the acquisitions of the Hotels discussed in Note 1, purchase accounting was applied. The historical carrying values of the assets and liabilities of BPI were adjusted to their respective fair values based upon the aggregate fair market value of shares of beneficial interest issued to acquire the outstanding shares of BPI. The Trust's purchase of its 13.6% general partnership interest in the Partnership and the Partnership's acquisition of interests in the Hotels from third parties resulted in adjustments to the historical net carrying values of such hotel properties in amounts equal to 34% of the difference between the fair values and the historical net carrying values of the respective hotel properties. The Partnership's acquisition of interests in the Hotels other than BPI held by Wirth and his affiliates did not result in purchase accounting adjustments to historical net carrying values as such transactions were between entities under common control. Hotels purchased subsequent to January 31, 1998 have been recorded at fair value.


CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short term investments with original maturities of three months or less to be cash equivalents.


ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES

Financial instruments, which potentially subject the Trust to credit risk, primarily consist of rent receivable from the Lessee. The Trust periodically assesses the collectibility of its receivables based on its evaluation of the Lessee's estimated future cash flow available for payment. As a result, during the fourth quarters of fiscal 2000 and 1999, the Trust recorded a $1.9 million and a $900,000 charge to operations, respectively, as a provision for uncollectible receivables which is reflected in the accompanying consolidated statements of operations as a component of general and administrative expenses.

REVENUE RECOGNITION

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998, the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis or in a manner similar to a change in accounting principle. Effective August 1, 1998, the Trust amended its percentage lease agreements to eliminate the annualization of interim hotel revenue. During the third quarter of fiscal 1999, accounting for contingent rent under EITF 98-9 was rescinded; the Trust believes that eliminating annualization of hotel revenue will provide for recognition of Percentage Rent more consistently with the generation of revenue from the Hotels.


DIVIDEND AND DISTRIBUTIONS

The Trust expects to pay dividends which are largely dependent upon the receipt of distributions from the Partnership.


STOCK-BASED COMPENSATION

The Trust accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) which permits entities to recognize as expense over the vesting period, the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provision of APB Opinion No. 25 "Accounting for Stock Issued to Employees and Related Operations" (APB 25) and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Trust has elected to apply the provisions of APB 25.


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


MINORITY INTEREST

The Trust accounts for Minority Interest in accordance with EITF number 94-2 "Treatment of Minority Interests in Certain Real Estate Investments" and EITF number 95-7 "Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts."


Minority interest in the Partnership represents the limited partners' proportionate share of the equity in the Partnership. Income or loss is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period and equity is allocated based on the ownership percentage at year-end. Any difference is recorded as a reallocation of minority interest in Shareholder's Equity.

LOSS PER SHARE

SFAS No. 128, "Earnings per Share" eliminates the concept of common stock equivalents and replaces "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic and diluted earnings per share have been computed based on the weighted-average number of shares outstanding during the periods.

For the fiscal year ended January 31, 2000 and 1999, there were Class A and Class B partnership units outstanding, which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the aggregated weighted-average of these shares of beneficial interest would be 7,604,166 in fiscal 2000 and 7,822,562 in fiscal 1999. These shares are anti-dilutive due to the loss for fiscal years 2000 and 1999. For fiscal 1998 there were no dilutive or anti-dilutive securities.


FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Due to their short maturities, cash and cash equivalents and rent receivable from affiliate are carried at amounts that reasonably approximate fair value.

The fair value mortgage notes payable, notes payable to banks, other note payables and advances to related parties is estimated by discounting the future cash flows using the current rates which would be available for similar loans having the same remaining maturities.


3. HOTEL PROPERTIES

Hotel properties as of January 31, 2000 and 1999 consisted of the following:


                                         2000          1999
                                         ----          ----
Land                                 $ 5,685,590     5,685,590
Building and improvements             55,027,116    54,331,878
Furniture and equipment                8,457,257     7,688,516
                                     -----------   -----------
Total hotel properties                69,169,963    67,705,984
Less accumulated depreciation          4,736,061     2,196,797
                                     -----------   -----------
Hotel properties (net)               $64,433,902    65,509,187
                                     ===========   ===========


Seven of the hotels are located in Arizona and three of the hotels are located in California. All hotels are subject to Percentage Leases as described in Note 12.


4. ACQUISITIONS

There were no hotel acquisitions during fiscal 2000.

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


5.   ALLOWANCE FOR UNCOLLECTIBLE RENT RECEIVABLE

At January 31, 2000, the Trust had an accumulated allowance for uncollectible rents receivable from the Lessee totaling approximately $2.8 million. After review of the estimated cash flow projections for fiscal year 2001 and actual fiscal year 2000 cash flows, management recorded a provision for uncollectible rent receivable in the amounts of approximately $1.9 million and $900,000 for the twelve months ended January 31, 2000 and 1999, respectively. The following reconciles the allowance account for uncollectible rent receivable from the
Lessee:

As of and for the years ended January 31, 2000, 1999 and 1998


           Allowance for Uncollectible Rent Receivable
          --------------------------------------------
          Balance as of January 31, 1998    $     -
          Provision                            900,000
                                            ----------
          Balance as of January 31, 1999       900,000
          Provision                          1,945,732
                                            ----------
          Balance as of January 31, 2000    $2,845,732
                                            ==========


6.   MORTGAGE NOTES PAYABLE



At January 31, 2000, the Trust had mortgage notes payable outstanding with respect to seven of the Hotels. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from April 28, 2001 to April 1, 2014. Weighted average interest rates on the mortgage notes for the years ended January 31, 2000 and 1999 was 8.49% and 8.9%, respectively. At January 31, 2000, all of the Hotels were in compliance with their respective debt covenants.

On November 3, 1999, The Trust refinanced its mortgage note on the San Diego property. The principal amount of the new loan is $4,000,000 with an interest rate of 9.0%. The loan matures on November 4, 2004. A special condition limits the initial amount to be funded at closing to $3,500,000. The Partnership must submit a 12-month trailing operating statement for the San Diego property no earlier than May 1, 2000 and no later than June 1, 2000. Financial covenants require (as defined in the agreement) debt coverage ratio of no less than 1.2. In the event of noncompliance, the lenders commitment to fund the additional $500,000 will become null and void. As of January 31, 2000, the Trust was in compliance with its financial covenants. Subsequently, on May 2, 2000, the lender funded the additional $500,000.

On March 30, 1999, the Trust modified and extended the mortgage agreement on its Northern Phoenix property. The Partnership borrowed an additional $1,750,000 at 8.25% that matures on April 1, 2014. The original note was restructured to match the terms of the new note. The maturity date of the original note was extended from April 1, 2007 to April 1, 2014.

A portion of the mortgage notes payable are guaranteed by Wirth and certain of his affiliates. The net book value of properties securing the mortgage notes payable at January 31, 2000 and 1999 was $48,581,869 and $49,258,778
respectively. See footnote 10 for scheduled minimum payments.


7. NOTES PAYABLE TO BANKS

During the first quarter of fiscal 1999, the Trust established a $12,000,000 revolving line of credit with Pacific Century Bank. The credit facility requires the Trust, among other things, to maintain a minimum net worth, a specified coverage ratio of earnings before interest, taxes, depreciation, and amortization (EBITDA) to debt service, and a specified coverage ratio of EBITDA to debt service and fixed charges. Further, the Trust is required to maintain its franchise agreement at each of the hotel properties and to maintain its REIT status. At January 31, 2000, the Trust was not in compliance with certain debt covenant requirements associated with the line of credit; however, the Trust obtained a waiver from the lender indicating that the debt would not be called as a result of defaults occurring through January 31, 2000. Subsequent to January 31, 2000, the Trust negotiated a change in the covenant covering "Debt to Tangible Net Worth" from 1.5 to 1.75. As a result, the Trust is in compliance with all covenants subsequent to January 31, 2000.

In accordance with the line of credit agreement, the Trust may choose interest rates based on: 1) Base Rate, as defined plus .5 basis points; 2) Treasury Bill Rate plus 2.75 basis points; or 3) London Interbank Offering Rate ("LIBOR") plus
2.75 basis points and requires quarterly interest-only payments. The line of credit is secured by the Scottsdale, Flagstaff, and Tucson Oracle hotel properties. The net book value of properties securing the line of credit totaled approximately $15.9 million at January 31, 2000 and approximately $16.3 million at January 31, 1999. Borrowings under this line of credit at January 31, 2000 amounted to $11,300,000. Interest is based on LIBOR plus 2.75 basis points (9.04% and 7.59% at January 31, 2000 and 1999 respectively). The total principal balance is due April 16, 2001.


8. OTHER NOTES PAYABLE

In connection with the termination of an advisory agreement between the Partnership and Mid-America ReaFund Advisors, Inc. (the "Advisor"), as further described at Note 14, the Trust assumed the Advisor's outstanding debt totaling $450,000. The note bears interest at 7% and matures January 30, 2000. The Trust paid the final principal payment and all interest due on February 11, 2000.


9. LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consists of funds provided by James F. Wirth to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $3.0 million and $2.0 million as of January 31, 2000 and 1999, respectively. The loans payable to related party are as follows:

     Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year effective March 15, 1999. Interest only payments are due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership.

     Wirth made an unsecured loan to the Trust in the amount of $200,000, bearing interest at 7% per year effective June 14, 1999. The unpaid principal balance and accrued interest is due on June 14, 2000. The Trust used the proceeds to fund operations.

     Wirth made an unsecured loan to the Trust in the amount of $120,000, bearing interest at 7% per year effective July 27, 1999. The unpaid principal balance and accrued interest is due on July 27, 2000. The Trust used the proceeds to fund operations.

     Wirth made an unsecured loan to the Trust in the amount of $30,000, bearing interest at 7% per year effective August 17, 1999. The unpaid principal balance and accrued interest is due on August 17, 2000. The Trust used the proceeds to pay down the outstanding loan from the Partnership.

     Wirth made an unsecured loan to the Trust in the amount of $250,000, bearing interest at 7% per year effective October 12, 1999. The unpaid principal balance and accrued interest is due on June 1, 2000. The Trust used the proceeds to pay dividends declared on October 12, 1999 and to pay down the outstanding loan from the Partnership.

     Wirth made an unsecured loan to the Trust in the amount of $250,000, bearing interest at 7% per year effective October 14, 1999. The unpaid principal balance and accrued interest is due on March 1, 2000. The Trust used the proceeds to pay down the outstanding loan from the Partnership, which then was used by the Partnership to pay deposits and other fees related to the pending refinancing of the San Diego Hotel.

     InnSuites Innternational Hotels made an unsecured loan in the amount of $120,000 to the Trust bearing no stated interest rate or maturity date on January 12, 2000. Subsequently on March 8, 2000, the loan was paid in full.


10. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2000 are as follows:

    FISCAL YEAR ENDED                       AMOUNT(1)
    -----------------                       ---------
         2001                              $ 1,476,479
         2002                               15,949,862
         2003                                  815,877
         2004                                  890,899
         2005                                9,187,440
        Thereafter                          10,081,103
                                           -----------
                                           $38,401,660
                                           ===========

(1) Approximately $345,000 of debt was repaid by February 11, 2000 and is not included in the aforementioned summary.


11. DESCRIPTION OF CAPITAL STOCK

Holders of the Trust's shares of beneficial interest are entitled to receive dividends when, and if declared by the Board of Trustees of the Trust out of funds legally available therefore. The holders of shares of beneficial interest, upon any liquidation, dissolution or winding-up of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust. The shares of beneficial interest possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of shares of beneficial interest do not have cumulative voting rights in the election of directors and do not have preemptive rights.

For the year ended January 31, 2000, the Trust repurchased 189,500 shares of beneficial interest at an average price of $2.44 per share. Repurchase of these shares are accounted for on the Treasury Stock Method and are reported as such in the Statement of Shareholder's Equity.

12. PERCENTAGE LEASE AGREEMENTS

Effective August 1, 1998, the Trust amended its Percentage Leases modifying the interim calculations of percentage rent and the expiration dates of the agreements. The Percentage Leases have non-cancelable terms, which expire on January 31, 2008, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated on a quarterly basis by multiplying fixed percentages by the actual quarterly amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1999, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenue over a minimum threshold.

Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for each of the next five years and in total thereafter are as follows:


      2001                                  $ 6,850,000
      2002                                    6,850,000
      2003                                    6,850,000
      2004                                    6,850,000
      2005                                    6,850,000
    Thereafter                               20,550,000
                                            -----------
                                            $54,800,000
                                            ===========

The Trust earned approximately $9.5 million and $9.9 million in rent revenue during fiscal 2000 and 1999, respectively, of which approximately $2.7 million and $3.3 million respectively, was in excess of base rent. No percentage rent was earned in fiscal 1998 from the Hotels.

13. FEDERAL INCOME TAXES

No provision for current or deferred income taxes has been made by the Trust. The Trust has elected to be a REIT and is therefore subject to the requirements of Sections 856 to 860 of the Internal Revenue Code, all of the requirements of which management believes have been met for the years ended January 31, 2000 and 1999. As a REIT, the Trust normally distributes 95% of its taxable income to its shareholders. For the years ended January 31, 2000 and 1999, the Trust had a taxable income (loss) of approximately ($850,000) and ($1,164,000), respectively, before consideration of net operating loss carry forwards. In fiscal years 2000 and 1999, the primary difference between book loss and taxable income relates to excess book depreciation over tax depreciation.

The total dividends per share applicable to operating results for the years ended January 31, 2000, 1999 and 1998, amounted to $0.02 per share, $0.10 per share and $0.15 per share, respectively.

The Trust has an income tax net operating loss of approximately $15.4 million. Net operating loss carryforwards expire beginning in fiscal 2008 and ending in fiscal 2020. The quarterly allocation of cash dividends paid per share and the characterization of dividends as either ordinary income or return of capital for individual shareholders' income tax purposes were as follows:


                    CALENDAR 1999                       CALENDAR 1998                           CALENDAR 1997
                    -------------                       -------------                           -------------
              Ordinary   Return   Total           Ordinary   Return    Total              Ordinary   Return    Total
Month Paid     Income  of Capital  Paid            Income  of Capital  Paid                Income  of Capital  Paid
--------------------------------------------------------------------------------------------------------------------
March                                                 -        -       -                       -      .10     .10
June                                                  -        -       -                       -      .05     .05
September                                             -      .10     .10                       -        -       -
October                  $.01     .01                 -        -       -                       -        -       -
                 ---      ---     ---               ---      ---     ---                     ---      ---     ---
                         $.01     .01                 -      .10     .10                       -      .15     .15
                 ===      ===     ===               ===      ===     ===                     ===      ===     ===

The tax status of distributions to shareholders in calendar 2000 will be dependent on the level of the Trust's earnings in that year. If current and accumulated earnings and profits of the Trust exceed dividends paid in calendar 2000, such dividends will represent ordinary income to the recipients irrespective of the net operating loss carryforward. If certain changes in the Trust's ownership should occur, there could be an annual limitation on the amount of carryforwards that can be utilized, which could potentially impair the ability to utilize the full amount of the carryforwards.

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

Wirth has an employment agreement with the Trust which expires in December 2007. The employment agreement provides that Wirth received no compensation from the Trust as long as the advisory agreement was in effect. However, pursuant to the terms of the employment agreement, since the Advisor no longer provides services to the Partnership or the Trust, Wirth will be compensated at an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect. Wirth is currently being compensated, however, at a lesser rate of $130,000 a year.

Certain employment agreements with the former Chairman and President of the Trust were terminated at January 30, 1998.


15. OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

Wirth is a 9.8% indirect shareholder of the Lessee. At January 31, 2000 the Trust had a $155,000 receivable from the Lessee.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 shares of beneficial interest in the Trust in exchange for their interests in the Initial Hotels. As of January 31, 2000 and 1999 Wirth and his affiliates held 5,226,364 and 5,246,364 Class B limited partnership units, respectively. As of January 31, 2000 and 1999 Wirth and his affiliates held 834,613 and 777,663, respectively, shares of beneficial interest in the Trust.

At January 31, 2000, the Trust owned a 44.9% interest in the ten hotels (the "Hotels") through its sole general partner's interest in the Partnership. This change in ownership resulted primarily from the following transactions:

     On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million. This transaction was fully funded by Mr. Wirth who provided an unsecured loan to the Trust at 7% interest payable annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004.

     On April 2, 1999, the Partnership made an unsecured loan to the Trust in the amount of $2.6 million. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase 1.3 million general partner units in the Partnership. The money lent by the Partnership was generated by refinancing the Northern Phoenix hotel and borrowing an additional $1.8 million that was secured by a mortgage on that property. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

     As of April 2, 1999, the Trust transferred, at historical cost of approximately $7 million, its interest in the Scottsdale property to the Partnership in exchange for 1.6 million general partner units.

     The Trust repurchased 131,493 of the Partnership's Class A units in fiscal 2000 at a weighted average price per unit of $4.10. The units were then retired. No Partnership units were repurchased in fiscal 1999.

The Trust recorded expenses of approximately $17,000, $2,400, and $84,000 in fiscal years 2000, 1999 and 1998, respectively, for legal services provided by a law firm of which the former President of the Trust and another former Trustee are principals.

The Trust paid interest on related party notes to James Wirth in the amounts of $14,000 and $135,000 for the twelve months ended January 31, 2000 and 1999, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. Under the terms of the Partnership agreement, the Partnership is required to reimburse the Trust for all such expenses.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust's significant financial instruments at January 31, 2000, 1999 and 1998 are as follows:



                                  2000                   1999
                               -----------            ----------
                          CARRYING       FAIR      CARRYING    FAIR
                           AMOUNT        VALUE      AMOUNT     VALUE
                          -----------  ----------  ----------  ----------
Mortgage notes payable    $24,251,662  22,523,421  23,161,052  23,279,651
Notes payable to banks     11,300,000  11,300,000  11,300,000  11,300,000
Other notes payable           225,000     225,000     450,000     450,000
Loans payable to
 related parties          $ 2,970,000           *   2,013,782   2,013,782

* It is not practical to estimate the fair value of related party payables.


17. SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid amounted to approximately $3.4 million, $2.4 million, and $118,000 for fiscal years 2000, 1999 and 1998, respectively.

The Trust satisfied its approximately $2.6 million participating mortgage obligation related to the Ontario hotel through the issuance of 423,687 shares of beneficial interest to former partners of Ontario Hospitality Properties Limited Partnership and 133,492 Class B limited partnership units in the Partnership to Wirth and his affiliates for their respective interests in fiscal 1999.

During the second quarter of fiscal 1999, several non-exchanging partners from the formation exchange offer exchanged their interests in the hotels for interests in the Partnership. The fair value in excess of the historical net carrying values of the respective hotels resulted in a write-up of approximately $1.0 million.

In connection with the acquisition of the Buena Park hotel during the second quarter of fiscal 1999, approximately $4.5 million of historical net book value in hotel properties was contributed to the Partnership in exchange for partnership units and the Partnership assumed approximately $4.1 million of debt and other obligations.

In connection with the acquisition of the San Diego hotel, approximately $3.7 million of the purchase price was satisfied through promissory notes payable to the sellers.

As of January 31, 1998, the Trust acquired all of the outstanding shares of BPI in exchange for 647,231 shares of beneficial interest having an aggregate value of approximately $3.1 million.

In connection with the formation of the Partnership as of January 31, 1998, approximately $24.9 million of historical net book value in hotel properties was contributed to the Partnership in exchange for Partnership units and the Partnership assumed approximately $16.8 million of debt.


18. COMMITMENTS AND CONTINGENCIES

One of the Hotels is subject to a non-cancelable ground lease expiring December 31, 2051. Total expense for the fiscal years ended January 31, 2000 and 1999 was $70,000 each year plus a variable component that totaled approximately $67,000, and $77,000 respectively.

Future minimum lease payments are as follows:

          Fiscal Year Ended

               2001                     75,000
               2002                     75,000
               2003                     75,000
               2004                     75,000
               2005                     75,000
          Thereafter                 3,680,000
                                    ----------
                                    $4,055,000
                                    ==========


The Trust is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Percentage Leases. The Reserve Funds have not been recorded on the books and records of the Trust as such amounts are capitalized as incurred. The amount obligated under the Reserve Funds are 4% of the individual Hotel's total revenues.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position, operations or liquidity of the Hotels.

The Trust is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust's consolidated financial position, results of operations or liquidity.


19. STOCK OPTION PLAN

During fiscal 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the "Plan") at the annual shareholder meeting. Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, Trust Officers, other key employees, consultants, advisors, and similar employees of the Trust's subsidiaries and affiliates. The number of options that may be granted is limited to 10% of the total Common Stock and Units (Class A and Class B) as of the first day of such year.

Generally, options granted expire in 10 years, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to an employee of the Trust.

The per share weighted average fair value of stock options granted under the Plan for the years ended January 31, 2000 and 1999 was $1.12 and $1.26, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999:


                                               Years ended January 31,

                                           2000                       1999
                                           ----                       ----
Dividend yield                              2.5%                         -
Expected volatility                        34.0%                      37.5%
Risk-free interest rate                     5.7%                       5.0%
Expected lives                              3 years                    2.5 years

At January 31, 2000, the exercise price and weighted average remaining contractual life of options was $2.50 and 9 years, respectively.

The following table summarizes the stock option activity during the 2000 and 1999 fiscal years and provides information about the stock options outstanding at January 31, 2000:


                                                               Weighted-
                                                               Average
                                        Number Of Options      Exercise Price
                                        -----------------      --------------
Stock Option Activity
Outstanding, January 31, 1998                           -      $            -
 Granted                                          405,000                4.31
 Forfeited                                        (15,300)               4.31
 Exercised                                              -                   -
                                        -----------------      --------------
Outstanding, January 31, 1999                     390,100      $         4.31
 Granted                                           88,200                2.50
 Forfeited                                       (102,300)               3.83
 Exercised                                              -                   -
                                        -----------------      --------------

Outstanding, January 31, 2000                     375,600      $         2.50
                                        =================      ==============



Stock Option Information                                January 31, 2000
--------------------------------------------------------------------------------
Options exercisable                                          97,000
Weighted Average Exercise Price                             $  2.50


For stock options granted to non-employees of the Trust, compensation is recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model. During the years ended January 31, 2000 and 1999, the Trust granted 28,200 and 214,100 stock options to non-employees, respectively, resulting in the recognition of compensation expense of approximately $57,000 and $184,000 during the respective years.

The Trust applies APB Opinion No. 25 in accounting for stock options granted its employees under the plan and, accordingly, no compensation cost has been recognized for these stock options in the consolidated financial statements.
Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro-forma amount indicated below:

                                                  Years ended January 31,
                                                  -----------------------
                                                      2000         1999
                                                      ----         ----
Net loss:
 As reported                                      $  (951,811)  $(193,071)
                                                  ===========   =========

 Pro forma                                        $(1,058,408)  $(293,468)
                                                  ===========   =========

Net loss per share - basic and diluted:
 As reported                                      $     (0.40)  $   (0.10)
                                                  ===========   =========

 Pro forma                                        $     (0.45)  $   (0.15)
                                                  ===========   =========


Effective September 14, 1999, the Trust modified all outstanding stock options, reducing the exercise price from the existing exercise price per share to $2.50, to be consistent with the trading value of underlying beneficial interest as of this date. As a result of the modification of exercise price, the Trust recognized approximately $10,000 compensation expense for the year ended
January 31, 2000.

20. NET LOSS PER SHARE

The Trust calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (2,376,770, 1,921,902 and 1,022,359 shares for the years ended January 31, 2000,
1999, and 1998, respectively). Diluted net loss per share is the same as basic net loss per share for the years ended January 31, 2000, 1999 and 1998 due to the antidilutive effect of potentially dilutive securities on loss from continuing operations.

Potentially dilutive securities excluded from diluted loss per share totaled 7,608,321, 7,753,890 and 0 for the years ended January 31, 2000, 1999 and 1998, respectively. Had these securities been dilutive, loss per share would have been $(0.20), $(0.05) and no effect, respectively.


21. QUARTERLY RESULTS (UNAUDITED)

The following is an unaudited summary of the results of operations, by quarter, for the fiscal years ended January 31, 2000 and 1999. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included. The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

                                                       QUARTER ENDED
                                                       -------------
FISCAL 2000                            APRIL 30      JULY 31      OCTOBER 31   JANUARY 31
-----------                            --------      -------      ----------   ----------
                                                  (As restated) (As restated)
Total revenues                         $3,284,978   2,102,983      2,037,540    2,120,679
                                       ==========   =========      =========    =========
Total revenues less interest
    expense on mortgage loans
    and operating expenses,
    and amortization expense of
    real estate held for sale          $2,527,452     653,656      1,278,142    1,769,061
                                       ==========   =========      =========    =========
Net income (loss)                      $  379,307    (295,821)       (98,975)    (936,322)
                                       ==========   =========      =========    =========

Income (loss) per share - basic        $      .16        (.13)          (.04)        (.39)
                                       ==========   =========      =========    =========
Income (loss) per share - diluted      $      .10        (.13)          (.04)        (.39)
                                       ==========   =========      =========    =========
Dividends declared per share           $        -           -            .01          .01
                                       ==========   =========      =========    =========

                                                     QUARTER ENDED
                                                     -------------
FISCAL 1999                         APRIL 30     JULY 31    OCTOBER 31   JANUARY 31
-----------                         --------     -------    ----------   ----------
Total revenues                     $3,782,584   2,021,597    2,936,504    1,169,073
                                   ==========   =========    =========    =========
Total revenues less interest
    expense on mortgage loans
    and operating expenses,
    and amortization expense of
    real estate held for sale      $3,154,072   1,565,900    2,483,259      761,986
                                   ==========   =========    =========    =========
Net income (loss)                  $  435,169     (99,816)      45,425     (573,849)
                                   ==========   =========    =========    =========
Income (loss) per share -
    basic and diluted              $      .26        (.06)         .02         (.27)
                                   ==========   =========    =========    =========
Dividends declared per share       $        -           -          .10            -
                                   ==========   =========    =========    =========


                                                                    SCHEDULE III

                  INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF JANUARY 31, 2000

                                                                                    Cost
                                                     Initial                     Capitalized            Gross Amounts at
                                                       Cost                     Subsequent to           Which Carried at
                                                     to Trust                    Acquisition            Close of Period
                                            ---------------------------   ------------------------  ---------------------------
                                                          Buildings and               Building and                Buildings and
                              Encumbrances      Land       Improvements     Land      Improvements       Land     Improvements
                              ------------  ------------  -------------  ----------   ------------  ---------------------------
InnSuites Hotels
  Phoenix Best Western
  Phoenix, Arizona            $ 4,270,812   $    418,219   $ 2,922,884   $        -   $    106,958  $     418,219  $  3,029,842

InnSuites Hotels
  Tempe/Phoenix
  Airport/South
  Mountain
  Tempe, Arizona                2,359,386        686,806     6,548,348            -        151,099        686,806     6,699,447

InnSuites Hotels Tucson,
  Catalina Foothills Best
  Western Tucson, Arizona (B)           -              -     4,220,820            -      1,754,059              -     5,974,879

InnSuites Hotels Yuma Best
  Western
  Yuma, Arizona                 3,489,758        251,649     4,983,292            -        677,202        251,649     5,660,494

Holiday Inn Airport
  Ontario Hotel and Suites
  Ontario, California           3,472,198      1,633,064     5,450,872            -        209,116      1,633,064     5,659,988

InnSuites Hotels
  Flagstaff/Grand Canyon
  Flagstaff, Arizona    (B)             -        100,000     1,194,691            -      1,013,802        100,000     2,208,493

InnSuites Hotels
  Tucson St. Mary's
  Tucson, Arizona               3,846,625        900,000     9,166,549            -        308,843        900,000     9,475,392

Buena Park Suite
  Hospitality
  Buena Park Suites
  Buena Park, California        3,323,115        645,852     4,336,476            -      1,658,768        645,852     5,995,244

InnSuites Hotels
  San Diego Hospitality
  San Diego, California         3,489,768        700,000     3,972,785            -        151,053        700,000     4,123,838

InnSuites Hotels
  Scottsdale/
  El Dorado Park Resort
  Scottsdale, Arizona   (B)             -        350,000     6,074,400            -        125,099        350,000     6,199,499
                              -----------   ------------   -----------   -----------  ------------  -------------  ------------
                              $24,251,662   $  5,685,590   $48,871,117   $         -  $  6,155,999  $   5,685,590  $ 55,027,116
                              ===========   ============   ===========   ===========  ============  =============  ============

                                                        SCHEDULE III (continued)

                                                                          Net
                                                                       Book Value
                                                                        Land and                                    Depreciation
                                                                        Buildings                                    in Income
                                         Total         Accumulated         and           Date of         Date of    Statement is
                                          (A)          Depreciation   Improvements     Construction    Acquisition    Computed
                                   -------------------------------------------------------------------------------------------------
InnSuites Hotels
     Phoenix Best Western
      Phoenix, Arizona                $ 3,448,061      $  150,293     $ 3,297,768         1980           1998         5-40 years

InnSuites Hotels
   Tempe/Phoenix
   Airport/South
   Mountain
   Tempe, Arizona                       7,386,253         333,466       7,052,787         1982           1998         5-40 years

InnSuites Hotels Tucson,
   Catalina Foothills Best
   Western Tucson, Arizona (B)          5,974,879         297,526       5,677,353         1981           1998         5-40 years

InnSuites Hotels Yuma Best
   Western
   Yuma, Arizona                        5,912,143         277,932       5,634,211         1982           1998         5-40 years

Holiday Inn Airport
   Ontario Hotel and Suites
   Ontario, California                  7,293,052         276,828       7,016,224         1990           1998         5-40 years

InnSuites Hotels
   Flagstaff/Grand Canyon
   Flagstaff, Arizona      (B)          2,308,493         104,725       2,203,768         1966           1998         5-40 years

InnSuites Hotels
   Tucson St. Mary's
   Tucson, Arizona                     10,375,392         458,840       9,916,552         1960           1998         5-40 years

Buena Park Suite Hospitality
   Buena Park Suites
   Buena Park, California               6,641,096         239,677       6,401,419         1972           1998         5-40 years

InnSuites Hotels
   San Diego Hospitality
   San Diego, California                4,823,838         178,891       4,644,947         1946           1998         5-40 years

InnSuites Hotels Scottsdale/
   El Dorado Park Resort
   Scottsdale, Arizona     (B)          6,549,499         307,396       6,242,103         1980           1998         5-40 years
                                      -------------------------------------------
                                      $60,712,706      $2,625,574     $58,087,132
                                      ===========      ==========     ===========

              (See accompanying independent auditors report.)

(A) Aggregate cost for federal income tax purposes at January 31, 2000 is as follows:

                    Land                          $ 5,566,892
                    Buildings and improvements     21,980,332
                                                  -----------
                                                  $27,547,224
                                                  ===========

(B) These properties secure the $12 million Trust and Partnership line of credit.

     Reconciliation of Real Estate:

               Balance at January 31, 1998        $   34,835,043
               Acquisition of hotel properties        23,923,131
               Improvement to hotel properties         1,259,294
                                                  --------------

               Balance at January 31, 1999        $   60,017,468
               Improvement to Hotel Properties           695,238
                                                  --------------
               Balance at January 31, 2000        $   60,712,706
                                                  ==============

All acquisitions of hotel properties, other than approximately $1,448,000 in cash paid in connection with the purchase of the Buena Park Property, were acquired through the exchange of limited partnership units in the Partnership.

Reconciliation of Accumulated Depreciation:

 Balance at January 31, 1998                  $        -
 Depreciation                                  1,306,786
                                              ----------

 Balance at January 31, 1999                  $1,306,786
 Depreciation                                  1,368,788
                                              ----------
 Balance at January 31, 2000                  $2,675,574
                                              ==========

                         Independent Auditors' Report

The Board of Directors
InnSuites Hotels, Inc.:

We have audited the accompanying balance sheet of InnSuites Hotels, Inc. (the "Company") as of January 31, 2000, and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hotels, Inc. as of January 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                              /s/  KPMG LLP

Phoenix, Arizona
May 5, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

The Board of Directors
InnSuites Hotels, Inc:

We have audited the accompanying balance sheet of InnSuites Hotels, Inc., as of January 31, 1999, and the related statements of operations and stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hotels, Inc., as of January 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Phoenix, Arizona                          MICHAEL MAASTRICHT, CPA
April 14, 2000

                            INNSUITES HOTELS, INC.
                                BALANCE SHEETS

                                                                                As of January 31,
                                                                               -------------------
                                                                                2000         1999
                                                                             -----------   ----------
Assets

Cash and cash equivalents                                                     $   203,166      436,179
Accounts receivable                                                               790,323      667,081
Prepaid and other assets                                                           41,938      120,555
                                                                              -----------    ----------
Total Assets                                                                   $1,035,427    1,223,815
                                                                              ===========    ==========

Liabilities and Stockholders' Deficit

Liabilities

Accounts payable                                                               $1,418,469    1,199,245
Loans from affiliates                                                             375,000      136,448
Percentage rent payable                                                         2,845,732    1,688,178
Accrued expenses and other liabilities                                            865,953      805,903
                                                                              -----------   ----------
Total Liabilities                                                               5,505,154    3,829,774

Stockholders' Deficit
  Preferred stock, $1 par value, 100 shares authorized,
   100 shares issued and outstanding as of January 31, 2000 and 1999                  100          100
  Additional paid-in capital                                                      249,900      249,900
  Common stock, no par value, 100,000 shares authorized,
   76,555 shares issued and outstanding as of January 31, 2000 and 1999             2,431        2,431
Accumulated Deficit                                                            (4,722,158)  (2,858,390)
                                                                              -----------   ----------
Total Stockholders' Deficit                                                    (4,469,727)  (2,605,959)
                                                                              -----------   ----------
Total Liabilities and Stockholders' Deficit                                   $ 1,035,427    1,223,815
                                                                              ===========   ==========

                See accompanying notes to financial statements.

                            INNSUITES HOTELS, INC.
                           STATEMENTS OF OPERATIONS


                                        For the twelve months ended January 31,
                                                 2000         1999
                                              -----------   ----------
Revenue from hotel operations:
    Room                                      $25,146,035     24,341,384
    Food and beverage                           1,725,730      1,613,766
    Telecommunications                            346,091        460,770
    Other                                         124,079        291,281
                                              -----------    -----------
        Total revenues                        $27,341,935     26,707,201
                                              -----------    -----------

Department expenses:
    Rooms                                     $ 6,706,503      7,787,234
    Food and beverage                           1,626,532      1,409,010
    Telecommunications                            389,664        495,566
    Other                                         877,676        138,468
    General and administrative                  2,867,806      3,975,266
    Sales and marketing                         2,149,781      2,082,812
    Repairs and maintenance                     2,025,576      1,344,715
    Hospitality                                 1,546,766      1,202,005
    Utilities                                   1,643,788      1,572,819
    Insurance                                     105,573         62,437
    Percentage rent                             9,516,038      9,976,880
                                              -----------    -----------
    Total expenses                            $29,455,703     30,047,212
                                              -----------    -----------
Net loss                                      $(2,113,768)    (3,340,011)
                                              ===========    ===========

                See accompanying notes to financial statements.

                            INNSUITES HOTELS, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                 For the years ended January 31, 2000 and 1999

                                                           RETAINED                 COMBINED
                              PREFERRED    COMMON          EARNINGS                  EQUITY
                                STOCK      STOCK     (ACCUMULATED DEFICIT)    (ACCUMULATED DEFICIT)
                             ---------     ------    ---------------------    ---------------------

BALANCE, January 31, 1998     $250,000     $2,431      $     1,621               $   254,052
 Contributions                      --         --          480,000                   480,000
 Net loss                           --         --       (3,340,011)               (3,340,011)
                              --------     ------      -----------               -----------
BALANCE, January 31, 1999     $250,000     $2,431      $(2,858,390)              $(2,605,959)
                              --------     ------      -----------               -----------
 Contributions                      --         --          250,000                   250,000
 Net loss                           --         --       (2,133,768)               (2,113,768)
                              --------      -----       ----------                ----------
BALANCE, January 31, 2000     $250,000     $2,431      $(4,722,158)              $(4,469,727)
                              ========     ======      ===========               ===========

                See accompanying notes to financial statements.

                            INNSUITES HOTELS, INC.
                           STATEMENTS OF CASH FLOWS

                                                       For the twelve months ended January 31,
                                                           2000                      1999
                                                       -----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(2,113,768)               (3,340,011)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   (Increase) decrease in Accounts receivable              (123,242)                  142,978
   Decrease in Inventories                                        -                   493,648
   Decrease in Due from affiliates                                                    599,520
   Decrease in Other assets                                  78,617                    39,760
   Increase in Accounts payable                             219,224                   229,067
   Increase (decrease) in Accrued expenses
    and other liabilities                                    60,050                    (6,936)
   Increase in Percentage rent payable                    1,157,554                 1,688,178
                                                        -----------                ----------
   Net cash (used in) operating activities              $  (721,565)                 (153,796)
                                                        -----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of loans from affiliates                         238,552                  (212,120)
   Contributions                                            250,000                   480,000
                                                        -----------                ----------
   Net cash provided by financing activities            $   488,552                   267,880
                                                        -----------                ----------
Net change in cash and cash equivalents                    (233,013)                  114,084

Cash and cash equivalents at beginning of year              436,179                   322,095
                                                        -----------                ----------

Cash and cash equivalents at end of year                $   203,166                   436,179
                                                        ===========                ==========

                See accompanying notes to financial statements.

                            INNSUITES HOTELS, INC.
                         Notes to Financial Statements
                         As of and for the years-ended
                           January 31, 2000 and 1999


  1.  Organization & Basis of Presentation:

  InnSuites Hotels, Inc., (the "Company") leases and operates hotels owned by RRF Limited Partnership (the "Partnership"). The Partnership is owned by several Limited Partners and a General Partner, InnSuites Hospitality Trust(the "Trust"). The Trust is an unincorporated Ohio real estate investment trust (the "REIT") which agreed to acquire equity interests in several existing hotel properties on January 31, 1998 and to consider selectively the purchase or development of additional hotels in the expansion of its business. The Trust acquired its General Partner interest, representing a 13.6% equity interest in the Partnership as of January 31, 1998. The partners and shareholders of the original InnSuites Hotels, contributed their respective partnership and corporate interests to the Partnership in exchange for cash, partnership interests or REIT Common stock on January 31, 1998.

  The following full-service hotels are leased and operated by the Company:


  Property                                 Location            Number of Suites
  -------------------------------------    --------------      ----------------
  InnSuites Tempe/Airport                  Tempe, AZ                 170
  InnSuites Scottsdale                     Scottsdale, AZ            134
  InnSuites Flagstaff Grand Canyon         Flagstaff, AZ             134
  InnSuites Phoenix Best Western           Phoenix, AZ               123
  InnSuites Tucson Best Western            Tucson, AZ                159
  InnSuites Yuma Best Western              Yuma, AZ                  166
  Holiday Inn Airport InnSuites Ontario    Ontario, CA               150
  InnSuites Tucson St. Mary's              Tucson, AZ                297
  InnSuites San Diego                      San Diego, CA             147
  InnSuites Buena Park                     Buena Park, CA            185
                                                                   -----
                                                  Total Suites     1,665
                                                                   =====

  The Company leases these 10 hotels pursuant to individual operating leases which are structured on a hotel-by-hotel basis. The lessors of these leases are subsidiaries of the Partnership (the "Lessors"). In accordance with the lessor/lessee relationship, the operating hotels are required to make percentage lease payments to the Lessors based on a percentage of hotel room revenues. The amount of the lease payments is calculated on an individual hotel basis and is governed by an executed lease agreement which details the method of lease payment calculation. The calculation to determine each hotel percentage lease payment is based on quarterly hotel revenues.

  All of the hotels offer studio and two-room suites with a variety of room upgrades available, such as the two-room "Executive/Family Suite", the "Boardroom Meeting Suite" or a "Presidential Jacuzzi Suite." In addition, the hotels operate as moderate and full-service hotels near premier vacation areas such as the Grand Canyon and DisneyLand along with other attractions and business centers.

  In the current year, the Company changed its accounting period from a calendar year basis to a fiscal year-ended January 31. Therefore, the financial statements presented for comparative purposes are presented as of and for the 12 month periods ending January 31, 2000 and 1999. The Company did not exist prior to February 1, 1998.

2.   Summary of Significant Accounting Policies

a)   Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b)   Basis of Presentation

     The financial statements include the accounts of InnSuites Hotels, Inc. and the results of operations of the 10 leased hotels.

c)   Cash and Cash Equivalents

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

d)   Income Taxes

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Differences between income for financial and tax reporting purposes arise primarily from accrued expenses not deducted for tax. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

e)   Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are principally trade accounts receivable. The Company's receivables are unsecured.

f)   Revenue Recognition

     Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided, if needed, against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been minimal and within management's expectations.

g)   Repairs and Maintenance

     Repairs and maintenance are charged to operations as incurred by the Company. Costs incurred for major renovations and fixed asset purchases are reimbursed and capitalized by the Lessors.

h)   Advertising and Promotion

     The costs of advertising and promotional events are expensed as incurred.

i)   Fair Value of Financial Instruments

     Fair value is determined by using available market information and valuation methodologies. Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, which due to their short maturities, are carried at amounts, which reasonably approximate fair value.

  3.   Percentage Lease Agreements

  Percentage Leases exist between the Company's individual lessee hotels and the Lessors. The Percentage Leases have noncancellable lease terms which expire on January 31, 2008, and are subject to earlier termination on the occurrence of certain contingencies, as defined in the lease agreements. The rent due under each Percentage Lease agreement is the greater of the minimum rent, also defined by the lease agreement, or percentage rent. Percentage rent applicable to room and other hotel revenue is calculated by multiplying fixed percentages by the total amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenues over a minimum threshold. Percentage rent expense for the years ended January 31, 2000 and 1999 was $9.5 million and $10.0 million, respectively, of which $2.6 million and $3.1 million, respectively was in excess of minimum rent.

  Future minimal rentals (without reflecting future CPI increases) to be paid by the Company pursuant to the Percentage Lease agreements for fiscal years 2001 to 2005 and in total thereafter are as follows:

                      2001              $ 6,850,000
                      2002                6,850,000
                      2003                6,850,000
                      2004                6,850,000
                      2005                6,850,000
                   Thereafter            20,550,000
                                        -----------
                                        $54,800,000
                                        ===========

  Other than real estate and personal property taxes, casualty insurance and capital improvements which are obligations of the Lessor, the Percentage Leases require the Company to pay rent, liability insurance premiums, and all costs, expenses, utilities and other charges incurred in the operation of the leased hotels. Property insurance premiums are allocated 50% to the Lessor and 50% to the Company. In addition, at January 31, 2000 and 1999, outstanding receivables due the Company from the Lessor for the reimbursement of capital improvements, which were paid for by the Company, were netted with Percentage rent payable to the Lessor. The amounts netted against Percentage rent payable were approximately $731,000 and $645,000 at January 31, 2000 and 1999, respectively.

  The Company is required to indemnify the Lessor against all liabilities, costs and expenses incurred by or asserted against the Lessor in the normal course of operating the hotels.

  4.    Income Taxes

  The components of the income tax expense (benefit) were as follows:

                                         For the year ended, January 31
                                                2000      1999
                                              -------------------
                         Federal:
                          Current              $   -         -
                          Deferred                 -         -
                         State and local:
                          Current                  -         -
                          Deferred                 -         -
                                             ---------  --------
                                               $   -      $  -
                                             =========  ========

  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:


                                                         For the year ended,
                                                             January 31
                                                          2000         1999
                                                       ----------   ----------
              Computed "expected" tax
                Expense (benefit)                      $ (688,313)    (954,818)

              State income taxes, net
                of federal income tax effect             (106,469)    (147,894)
              Change in valuation allowance               792,062    1,100,240
              Other, net                                    2,720        2,472
                                                       ----------   ----------
              Income tax expense (benefit)             $        -            -
                                                       ==========   ==========

  The components of the Company's deferred tax assets as of January 31 were as follows:

                                                          2000         1999
                                                      -----------   ----------
              Deferred tax assets:
                Operating loss carryforward           $   774,000      550,000
                Accrued expenses                        1,118,000      550,000
                                                      -----------   ----------
              Gross deferred tax assets                 1,892,000    1,100,000
              Less: valuation allowance                (1,892,000)  (1,100,000)
                                                      -----------   ----------
              Deferred tax assets, net                $         -            -
                                                      ===========   ==========



  The deferred tax assets consist of differences resulting from accrued expenses not deductible for tax purposes and net operating loss carryforwards of approximately $2.8 million, which expire at various dates through January 31, 2020.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the projections in future taxable income over the periods in which the deferred tax assets are deductible, management believes it is prudent to fully reserve the Company's net deferred tax assets.


  5.  Related Party Transactions

  Loans from Affiliates primarily represents $170,000 and $155,000 due to InnSuites Innternational Hotels, Inc. ("InnSuites") and the Partnership, respectively, primarily for working capital advances. InnSuites is owned by James F. Wirth, Chairman of the Company, who is also Chairman, President and CEO of the Trust. There are no terms or covenants governing these advances. Amounts are repaid by the Company when cash flows are adequate to cover current expenses as well as amounts advanced.

  InnSuites holds a management agreement with the Company whereby the Company incurs fees of 2.5% of hotel revenues for management, administrative and accounting related services. InnSuites Licensing Corporation, which is owned by James F. Wirth, holds a trademark license agreement with the Company whereby the Company incurs fees from 1.25% to 2.5% of hotel revenues for the use of certain brand names. The Company also pays advertising fees to InnSuites in the amount of 1.5% of hotel revenues for purposes of centralized advertising programs. Amounts paid under these agreements are as follows:

                              For the Year-ended January 31,
                                  2000           1999
                                  ----           ----
    Management fees           $  694,736       768,501
    Trademark license fees       533,865       300,144
    Advertising fees             413,079       429,225
                              ----------     ---------
               Total          $1,641,680     1,497,870
                              ==========     =========

  James F. Wirth contributed $250,000 and $480,000 for the years ended January 31, 2000 and 1999 for working capital needs of certain hotels. These amounts are recorded as capital contributions.

  6.  Commitments and Contingencies

  Claims and Legal Matters

  The nature of the operations of the Company and its hotels exposes them to the risk of claims and litigation in the normal course of business. Although the outcome of these matters cannot be determined, management believes the aggregate potential losses, if any, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

  Franchise Agreements

  The Company has franchise agreements with Best Western(R) and Holiday Inn(R) hotels in which fees generally approximate 3% of monthly revenues for Best Western(R) and 9% of monthly revenues for Holiday Inn(R).

  7.  401(k) Benefit Plan

  All employees of the Company who have attained the age of twenty-one and have completed one year's service are eligible to participate in a contributory defined contribution 401(k) benefit plan. Under the plan, participants may contribute up to 6% of their salary. The Company matches 25% of the employee contribution. Benefit expense under the plan amounted to $25,022 and $17,822 for the years ended January 31, 2000 and 1999, respectively.

  8.  Liquidity

  The financial statements of the Trust disclose that a provision was recorded for all percentage rent receivables from the Company as of January 31, 2000. The Company has the ability to obtain funds for working capital needs from third parties or affiliates to fund short-term working capital needs. Based on the structure of the Company and its relationship with the Trust as the exclusive lessee, all payments of percentage rent expense are not called. Excluding percentage rent expense, all of the Hotels are cash flow positive and generated net income for the year ended January 31, 2000. The Trust may restructure and acquire the Company in January 2001 following the guidelines of the REIT Modernization Act. Therefore, Management believes the Company will continue as a going concern over the next twelve months.

                                   PART III
                                   --------


Item 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST.
         ---------------------------------------------

Trustees of the Trust

     The Trust incorporates herein by reference the information appearing under the caption "Election of Trustees" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 30, 2000.

Executive Officers of the Trust

     The name, age (as of January 31, 2000), business experience during the past five years, and offices presently held by each of the Trust's executive officers are reported below. The Trust's By-Laws provide that officers shall hold office until their successors are duly elected and qualified and that any officer may be removed from office at any time by the Trust's Trustees.

     JAMES F. WIRTH: Age 53; Chairman, President and Chief Executive Officer of the Trust since January 30, 1998. Chairman of InnSuites Innternational Hotels, Inc., Hospitality Corporation International and affiliated entities, owners and operators of hotels, since 1980. Chairman and President of Rare Earth Development Company, a real estate investment company, since 1973.

     MARC E. BERG: Age 47; Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President - Acquisitions for the Trust from December 16, 1998 to February 10, 1999. Trustee since January 30, 1998. Consultant to InnSuites Hotels system and self-employed as a registered investment advisor since 1985.

     ANTHONY B. WATERS: Age 53; Chief Financial Officer of the Trust since February 29, 2000. Controller for the Trust since June 17, 1999. Accountant and auditor for Michael Maastricht, CPA from June 16, 1998 to June 15, 1999 performing audits for InnSuites Hotels, Inc. Self-employed, concentrating in computerized accounting and information systems since 1990.


Section 16(a) Beneficial Ownership Reporting Compliance

     The Trust incorporates herein by reference the information appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 30, 2000.


Item 11. EXECUTIVE COMPENSATION.
         ----------------------

     The Trust incorporates herein by reference the information appearing under the caption "Compensation of Trustees and Executive Officers" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 30, 2000.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

     The Trust incorporates herein by reference the information appearing under the caption "Ownership of Common Shares" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 30, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

     The Trust incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Trust's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 30, 2000.


                                    PART IV
                                    -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          -------------------------------------------------------------
Exhibits
--------

3(a) Second Amended and Restated Declaration of Trust dated June 16, 1999, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended July 31, 1999, filed with the Securities and Exchange Commission on September 14, 1999).

10(a) First Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8,
          1998).

10(b)* Employment Agreement dated as of January 31, 1998, between the Trust and James F. Wirth. (incorporated by reference to Exhibit 10(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on May 18, 1998).

10(c) Formation Agreement among the Trust; MARA; Alan M. Krause; James H. Berick; Hospitality Corporation International; InnSuites Hotels, L.L.C.; James F. Wirth; Tucson Hospitality Properties, Ltd.; Yuma Hospitality Properties, Ltd.; Baseline Hospitality Properties, Ltd.; Northern Phoenix Investment Limited Partnership; Ontario Hospitality Properties Limited Partnership; Hulsey Hotels Corporation; and Buenaventura Properties, Inc. (incorporated by reference to Exhibit
          2.1 of the Registrant's Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on February 17, 1998).


10(d) Contribution Agreement dated as of February 1, 1998, among James F. Wirth, Gail J. Wirth and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on March 16, 1998).

10(e) Agreement of Purchase and Sale and Joint Escrow Instructions dated March 20, 1998, between Lafayette Hotel, LLC and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on May 14, 1998).

10(f) Contribution Agreement dated as of June 1, 1998, among James F. Wirth, Steven S. Robson and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2,
          1998).

10(g) Consent Agreement dated as of January 31, 1999, among RRF Limited Partnership, James F. Wirth, Gail J. Wirth, Alan M. Krause and James
          H. Berick (incorporated by reference to Exhibit 10(g) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999, filed with the Securities and Exchange Commission on May 27, 1999).

10(h) Continuing Guaranty dated as of January 31, 1999, by RRF Limited Partnership (incorporated by reference to Exhibit 10(h) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999, filed with the Securities and Exchange Commission on May 27, 1999).

10(i) Promissory Note dated March 15, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999).

10(j) Promissory Note dated June 14, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended July 31, 1999, filed with the Securities and Exchange Commission on September 14, 1999).

10(k) Promissory Note dated July 27, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended July 31, 1999, filed with the Securities and Exchange Commission on September 14, 1999).

10(l) Promissory Note dated August 17, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended October 31, 1999, filed with the Securities and Exchange Commission on December 15, 1999).

10(m) Promissory Note dated October 12, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended October 31, 1999, filed with the Securities and Exchange Commission on December 15, 1999).

10(n) Promissory Note dated October 14, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended October 31, 1999, filed with the Securities and Exchange Commission on December 15, 1999).

10(o) Intercompany Agreement dated October 12, 1999, among RRF Limited Partnership, InnSuites Hotels, Inc., and InnSuites Innternational Hotels, Inc.

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

Forms 8-K
---------

     No Current Reports on Form 8-K were filed by the Trust during the fourth fiscal quarter ended January 31, 2000.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INNSUITES HOSPITALITY TRUST


Dated: May 16, 2000                By: /s/ James F. Wirth
                                       -----------------------------
                                       James F. Wirth, Chairman,
                                       President and Chief Executive
                                       Officer (Principal Executive
                                       Officer)


Dated: May 16, 2000                By: /s/ Anthony B. Waters
                                       -----------------------------
                                       Anthony B. Waters,
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.


                                       /s/ James F. Wirth
Dated: May 16, 2000                    -----------------------------
                                       James F. Wirth, Trustee, Chairman,
                                       President and Chief Executive
                                       Officer



                                       /s/ Anthony B. Waters
Dated: May 16, 2000                    -----------------------------
                                       Anthony B. Waters,
                                       Chief Financial Officer



                                       /s/ Marc E. Berg
Dated: May 16, 2000                    -----------------------------
                                       Marc E. Berg, Trustee



                                       /s/ Steven S. Robson
Dated: May 16, 2000                    -----------------------------
                                       Steven S. Robson, Trustee


                                       /s/ Lee J. Flory
Dated: May 16, 2000                    -----------------------------
                                       Lee J. Flory

Index of Exhibits
-----------------

Exhibit Number

3(a) Second Amended and Restated Declaration of Trust dated June 16, 1999, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended July 31, 1999, filed with the Securities and Exchange Commission on September 14, 1999).

10(a) First Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on
          Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

10(b)* Employment Agreement dated as of January 31, 1998, between the Trust and James F. Wirth. (incorporated by reference to Exhibit 10(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on May 18, 1998).

10(c) Formation Agreement among the Trust; MARA; Alan M. Krause; James H. Berick; Hospitality Corporation International; InnSuites Hotels, L.L.C.; James F. Wirth; Tucson Hospitality Properties, Ltd.; Yuma Hospitality Properties, Ltd.; Baseline Hospitality Properties, Ltd.; Northern Phoenix Investment Limited Partnership; Ontario Hospitality Properties Limited Partnership; Hulsey Hotels Corporation; and Buenaventura Properties, Inc. (incorporated by reference to Exhibit
          2.1 of the Registrant's Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on February 17, 1998).

10(d) Contribution Agreement dated as of February 1, 1998, among James F. Wirth, Gail J. Wirth and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on March 16, 1998).

10(e) Agreement of Purchase and Sale and Joint Escrow Instructions dated March 20, 1998, between Lafayette Hotel, LLC and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on May 14, 1998).

10(f) Contribution Agreement dated as of June 1, 1998, among James F. Wirth, Steven S. Robson and RRF Limited Partnership (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 2,
          1998).

10(g) Consent Agreement dated as of January 31, 1999, among RRF Limited Partnership, James F. Wirth, Gail J. Wirth, Alan M. Krause and James
          H. Berick (incorporated by reference to Exhibit 10(g) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999, filed with the Securities and Exchange Commission on May 27, 1999).

10(h) Continuing Guaranty dated as of January 31, 1999, by RRF Limited Partnership (incorporated by reference to Exhibit 10(h) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999, filed with the Securities and Exchange Commission on May 27, 1999).

10(i) Promissory Note dated March 15, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999).

10(j) Promissory Note dated June 14, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended July 31, 1999, filed with the Securities and Exchange Commission on September 14, 1999).

10(k) Promissory Note dated July 27, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended July 31, 1999, filed with the Securities and Exchange Commission on September 14, 1999).

10(l) Promissory Note dated August 17, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended October 31, 1999, filed with the Securities and Exchange Commission on December 15, 1999).

10(m) Promissory Note dated October 12, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended October 31, 1999, filed with the Securities and Exchange Commission on December 15, 1999).

10(n) Promissory Note dated October 14, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended October 31, 1999, filed with the Securities and Exchange Commission on December 15, 1999).

10(o) Intercompany Agreement dated October 12, 1999, among RRF Limited Partnership, InnSuites Hotels, Inc., and InnSuites Innternational Hotels, Inc.

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