Form 10-K/A
period 2000-01-31
INNSUITES HOSPITALITY TRUST
filed 2000-05-30
CIK 82473

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

                                   PART III
                                   --------


Item 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST.
         ---------------------------------------------

     The information concerning the Trustees and executive officers of the Trust set forth in the following table is based in part on information received from the respective Trustees and executive officers and in part on the Trust's records. The following table sets forth the name, age, term of office and principal business experience for each Trustee, nominee as a Trustee and executive officer of the Trust, as applicable.

                                        Principal Occupations
                                        During Past Five Years,
                                        Age as of May 10, 2000                                   Trustee
Name                                    and Directorships Held                                   Since
----                                    ----------------------                                   -----
Nominees for Terms
Expiring in 2003

Marc E. Berg             Executive Vice President, Secretary and Treasurer of the               January 30, 1998
                         Trust since February 10, 1999.  Vice President - Acquisitions of the Trust from December 16, 1998 to February 10, 1999.
                         Consultant to InnSuites Hotels and self-employed as a
                         registered investment advisor since 1985.  Age: 48.

Lee J. Flory             Vice President, Secretary and Director of The Grainger                 January 30, 1998
                         Foundation Inc., a private charitable organization, since 1972.
                         From 1969 until his retirement in 1991, Vice President and
                         Secretary of W. W. Grainger, Inc., the leading North American provider of maintenance, repair and operating supplies to
                         businesses and institutions.  Age: 74.

Trustees Whose Terms
Expire in 2002

Edward G. Hill           President of E. G. Hill & Associates, a management                     January 30, 1998
                         consulting company, since 1999. Former President of ABCO
                         Foods, a division of Fleming Companies, Inc., an owner and operator of grocery stores, since 1984. Mr. Hill retired
                         from that position on April 30, 1998. Age: 56.

Steven S. Robson         President and Director of Robson Communities and President             June 16, 1998
                         of Scott Homes and Scott Homes Multifamily, Inc.,
                         residential real estate developers, since 1979. Age: 44.

Trustees Whose Terms
Expire in 2001

James F. Wirth           Chairman, President and Chief Executive Officer of the Trust           January 30, 1998
                         since January 30, 1998. Chairman of InnSuites Innternational
                         Hotels, Inc. and affiliated entities, owners and operators of hotels, since 1980; Chairman and President of Rare Earth
                         Development Company, a real estate investment company, since
                         1973. Age: 54.

Peter A. Thoma           Owner and operator of A&T Verleigh, Hamburg, Germany,                  April 13, 1999
                         a hospitality service and rental company, since 1997. Owner and operator of Thoma Zeltsysteme, Hamburg, Germany, an
                         import and sales company, since 1997. Age: 33.

Other Executive Officers

Anthony B. Waters        Chief Financial Officer of the Trust since February 29,
                         2000. Controller for the Trust since June 17, 1999.
                         Accountant and auditor for Michael Maastricht, CPA from June
                         16, 1998 to June 15, 1999 performing audits for InnSuites
                         Hotels, Inc. Self-employed, concentrating in computerized
                         accounting and information systems since 1990. Age: 53.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on Trust records and information, the Trust believes that all Securities and Exchange Commission filing requirements applicable to Trustees and executive officers under Section 16(a) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended January 31, 2000, were complied with, except that the grant of an option to purchase 20,000 Shares of Beneficial Interest to Peter A. Thoma in July 1999 and purchases of 400 and 50 Shares of Beneficial Interest by James F. Wirth and his wife in October 1999 and December 1999, respectively, were inadvertently reported late by the Trust on their behalf.

Item 11. EXECUTIVE COMPENSATION.
         ----------------------

     The Trust will pay Trustees' fees to each Trustee, other than Messrs. Wirth and Berg, in the amount of $12,000 per year. The Trust compensates members of the Litigation Committee $100 per hour for their services in connection with that committee, up to a maximum of $5,000 per year.

Summary Compensation Table

     The table below shows individual compensation information for the Trust's Chief Executive Officer and any other executive officer whose total annual salary and bonus for the fiscal year ended January 31, 2000 exceeded $100,000.

Name and                                                               Securities Underlying
Principal Position                  Year     Annual Salary                  Options
------------------                  ----     -------------             ---------------------
James F. Wirth
  President and
  Chief Executive Officer(1)        1998            ---                           ---
                                    1999            ---                        50,000(2)
                                    2000       $130,000                           ---

______________
(1) Mr. Wirth has served as President, Chief Executive Officer and Chairman of the Board since January 30, 1998. The terms of Mr. Wirth's Employment Agreement are summarized below.
(2) Effective September 14, 1999, the Compensation Committee of the Trust adjusted the exercise price of certain options.


     James F. Wirth, Chairman, President and Chief Executive Officer of the Trust, entered into an Employment Agreement with the Trust which provides that he will receive no compensation from the Trust as long as the Partnership maintains an Advisory Agreement with MARA, a company owned by Mr. Wirth and his wife. The Advisory Agreement was terminated effective January 1, 1999. Upon the termination of the Advisory Agreement, Mr. Wirth's Employment Agreement provides that he is to receive up to the amount MARA would have received for advisory and management services under the Advisory Agreement, not to exceed $160,000 per year. Mr. Wirth is currently receiving $130,000 salary per year, subject to periodic review by the Compensation Committee. The relationship among the Trust, MARA and Mr. Wirth is described above under "Business - Advisory Agreement and MARA" and below under "Certain Relationships and Related Transactions."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

     The following table sets forth information as of May 10, 2000 in respect of any persons known to the Trust to be the beneficial owner of more than 5% of the Shares of Beneficial Interest ("Common Shares") and the number of Common Shares owned beneficially by each Trustee, nominee and executive officer, and the Trustees, nominees and executive officers as a group.

                      Five Percent Beneficial Owners and
       Beneficial Ownership of Trustees, Nominees and Executive Officers


                                               Common Shares        % of Outstanding
    Name                                     Beneficially Owned      Common Shares
    ----                                     ------------------      -------------
Andersen Charitable Rem. Trust(l)                  141,247                5.62%
Dan Z. Bochner(2)                                  234,900                9.35%
Mason E. Anderson(3)                               235,606                8.58%
James F. Wirth(4)                                  851,280               33.68%
Marc E. Berg(5)                                    121,225                4.81%
Lee J. Flory(6)                                    163,883                6.22%
Edward G. Hill(7)                                   16,919                  (9)
Steven S. Robson(8)                                334,493               11.82%
Peter A. Thoma                                         300                  (9)
Anthony B. Waters                                    2,000                  (9)
Trustees, Nominees and Executive
 Officers as a group (seven persons)             1,490,100               49.88%

_______________
(1) The address for Andersen Charitable Remainder Trust is c/o American Foundation Inc., 4518 N. 32nd Street, Phoenix, Arizona 85018.

(2) Pursuant to Amendment No. 2 to Schedule 13-D, dated December 30, 1996, filed with the Securities and Exchange Commission on December 31, 1996 by Mr. Bochner. The address for Mr. Bochner is 1618 Cotner Avenue, Los Angeles, California 90025.

(3) Consists of 235,606 Class A Limited Partnership Units in the Partnership that are convertible at any time, at the option of the holder thereof, into Common Shares. The address for Mr. Anderson is 3024 West Sahuaro Drive, Phoenix, Arizona 85029.

(4) Consists of 16,667 Common Shares that may be acquired within 60 days of June 13, 2000 pursuant to the exercise of stock options, and 834,613 Common Shares. These Common Shares are owned jointly by Mr. Wirth and his wife or by their affiliates or children. Mr. and Mrs. Wirth also own 5,226,364 Class B Limited Partnership Units in the Partnership, the conversion of which is restricted and permitted only at the discretion of the Board of Trustees of the Trust.

(5) Consists of 10,000 Common Shares that may be acquired within 60 days of June 13, 2000 pursuant to the exercise of stock options, and 111,225 Common Shares.

(6) Consists of 118,344 Class A Limited Partnership Units in the Partnership that are convertible at any time, at the option of the holder thereof, into Common Shares, 6,667 Common Shares that may be acquired within 60 days of June 13, 2000 pursuant to the exercise of stock options, and 38,872 Common Shares.

(7) Consists of 6,667 Common Shares that may be acquired within 60 days of June 13, 2000 pursuant to the exercise of stock options, and 10,252 Common Shares.

(8) Consists of 311,326 Class A Limited Partnership Units in the Partnership that are convertible at any time, at the option of the holder thereof, into Common Shares, 6,667 Common Shares that may be acquired within 60 days of June 13, 2000 pursuant to the exercise of stock options, and 16,500 Common Shares.

(9) Less than one percent (1.0%).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

     The Trust and the Partnership (each an "Advisee") were parties to substantially identical Advisory Agreements under which each Advisee received certain services from MARA, a corporation owned by James F. Wirth and his wife. The Advisory Agreement provided that MARA, under the supervision of the Trustees, would serve as a consultant in connection with the policy decisions to be made by each Advisee and as administrator of their day-to-day investment operations. The Advisory Agreement between the Trust and MARA expired by its terms on January 31, 1999.

     Effective January 1, 1999, the Partnership and MARA agreed to terminate their Advisory Agreement one year prior to its expiration. To terminate the Advisory Agreement, on February 15, 1999 the Partnership paid $256,000 ($225,000 repayment of principal plus $31,500 of accrued interest) and on February 11, 2000 paid $240,750 ($225,000 repayment of principal plus $15,750 of accrued interest) to satisfy two promissory notes which were originally issued by Mr. Wirth and his wife when they acquired MARA in January 1998. Additionally, the Partnership issued 67,000 Class B limited partnership units to MARA and MARA forgave $85,331 in net liabilities in exchange for the termination of the Advisory Agreement.

     Mr. Wirth has an Employment Agreement with the Trust, expiring in December 2007, which provides that he would receive no compensation from the Trust in his capacity as Chairman, President and Chief Executive Officer as long as the Advisory Agreement is in effect. For periods after January 1, 1999, Mr. Wirth may receive, as long as he continues to be employed pursuant to his Employment Agreement, up to $160,000 per year, the maximum amount MARA would have been paid under the terms of the Advisory Agreement had the Advisory Agreement remained in effect. Currently, Mr. Wirth receives $130,000 per year as salary from the Trust.

     Mr. Wirth derives, and in the future will derive, benefits from the operation of the Trust's hotel properties by the Lessee, the management of the Trust's hotel properties by the Management Company and the license agreements with InnSuites Licensing Corp. ("Licensing Corp."). Mr. and Mrs. Wirth are 100% owners of both the Management Company and Licensing Corp. The Management Company is, in turn, the owner of 9.8% of the outstanding common stock of the Lessee. Each of the hotel properties is leased to the Lessee under substantially identical percentage leases. The Lessee has contracted for certain property management services with the Management Company and has contracted for certain trademark and licensing services with Licensing Corp. The Management Company will receive an annual management fee of 2.5% of gross revenues from the Lessee for its property management services. Licensing Corp. will receive an annual licensing fee of 2.5% of gross revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western or Holiday Inn) from the Lessee for its trademark and licensing services. Such fees were determined through arms-length negotiations between the Trust and each of the Lessee, the Management Company and Licensing Corp. The Trust believes that such fees are commercially reasonable.

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

     Mr. Wirth made the following loans to the Trust, each bearing interest at 7% per year: (a) $2 million, effective March 15, 1999 and due on March 15,
2004; (b) $200,000, effective June 14, 1999 and due on June 14, 2000; (c)
$120,000, effective July 27, 1999 and due on July 27, 2000; (d) $30,000,
effective August 17, 1999 and due on August 17, 2000; (e) $250,000, effective October 12, 1999 and due on June 1, 2000; and (f) $250,000, effective October 14, 1999 and due on March 1, 2000. These funds were used by the Trust to repurchase Partnership units and to fund working capital and capital improvement needs.

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

                                   INNSUITES HOSPITALITY TRUST


Dated: May 30, 2000                By: /s/ James F. Wirth
                                       -----------------------------
                                       James F. Wirth, Chairman,
                                       President and Chief Executive
                                       Officer (Principal Executive
                                       Officer)


Dated: May 30, 2000                By: /s/ Anthony B. Waters
                                       -----------------------------
                                       Anthony B. Waters,
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.


                                       /s/ James F. Wirth
Dated: May 30, 2000                    -----------------------------
                                       James F. Wirth, Trustee, Chairman,
                                       President and Chief Executive
                                       Officer



                                       /s/ Anthony B. Waters
Dated: May 30, 2000                    -----------------------------
                                       Anthony B. Waters,
                                       Chief Financial Officer



                                       /s/ Marc E. Berg
Dated: May 30, 2000                    -----------------------------
                                       Marc E. Berg, Trustee



                                       /s/ Steven S. Robson
Dated: May 30, 2000                    -----------------------------
                                       Steven S. Robson, Trustee


                                       /s/ Lee J. Flory
Dated: May 30, 2000                    -----------------------------
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