Form 10-Q
period 2000-04-30
INNSUITES HOSPITALITY TRUST
filed 2000-06-14
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

-----------------

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

    Number of outstanding Shares of Beneficial Interest, without par value, as of June 5, 2000: 2,448,657.

PART 1

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

BALANCE SHEETS

	APRIL 30, 2000	JANUARY 31, 2000
ASSETS	(UNAUDITED)	(AUDITED)
Hotel properties, net	$64,125,135	$64,479,187
Cash and cash equivalents	225,846	208,109
Rent receivable from affiliate,
net of $3,100,890 and $2,845,732 allowance respectively	—	—
Interest receivable and other assets	595,715	618,063

TOTAL ASSETS	$64,946,696	$65,305,519

LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES
Mortgage notes payable	$24,071,090	$24,251,662
Notes payable to banks	11,300,000	11,300,000
Other notes payable	—	225,000
Advances payable to related parties	2,625,000	2,970,000
Accounts payable and accrued expenses	780,364	1,138,168

TOTAL LIABILITIES	$38,776,455	39,884,830
MINORITY INTEREST IN PARTNERSHIP	17,293,861	16,789,423
SHAREHOLDERS' EQUITY
Shares of beneficial interest, without par value; unlimited
authorization; 2,441,449 and 2,507,949 shares issued and
outstanding at April 30 and January 31, 2000, respectively	9,488,256	9,093,020
Treasury stock	(611,875)	(461,754)

TOTAL SHAREHOLDERS' EQUITY	$8,876,381	8,631,266

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,946,696	$65,305,519

See accompanying notes to unaudited financial statements.

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTH PERIOD ENDED APRIL 30,
	2000	1999
		(Restated)
REVENUES
Rent revenue from affiliate	$3,319,046	3,255,511
Interest income	2,263	19,876
Other income	—	9,591

TOTAL REVENUES	$3,321,309	3,284,978

EXPENSES
Real estate depreciation	$665,706	618,363
Real estate and personal property taxes
insurance and ground rent,	342,852	375,727
General and administrative	468,886	517,376
Interest on mortgage notes payable	545,100	503,550
Interest on notes payable to banks	245,897	251,206
Interest on note payable to related party	49,830	25,211
Amortization of loan fees	16,265	257

TOTAL EXPENSES	$2,334,537	2,291,690

INCOME BEFORE MINORITY INTEREST	$986,773	993,288
LESS: MINORITY INTEREST	$594,284	613,981

NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$392,489	379,307

EARNINGS PER SHARE — basic	$.16	.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — basic	2,474,377	2,321,133

EARNINGS PER SHARE — diluted	$.10	.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — diluted	9,733,222	10,090,213

See accompanying notes to unaudited financial statements.

INNSUITES HOSPITALITY TRUST AND SUBSIDARY
UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$392,489	379,307
Adjustments to reconcile net income to net
cash provided by operating activities:
Stock option compensation expense	13,129	—
Depreciation and amortization	681,971	618,620
Minority interest	594,284	613,981
(Increase) Decrease in interest receivable and other assets	6,084	(364,822)
Increase in percentage rent receivable	(255,158)	(331,474)
Provision for uncollectible receivable from affiliate	255,158	—
Decrease in accounts payable and accrued expenses	(357,805)	(409,938)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,330,152	505,674

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and additions to hotel properties	(311,494)	(615,940)

NET CASH (USED IN) INVESTING ACTIVITIES	$(311,494)	(615,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage notes payable	$(180,572)	(699,341)
Issuance (Repurchase) of shares	(150,120)	177,573
Refinancing of mortgage notes payable	—	1,751,920
Payments on other notes payable	(225,000)	(450,000)
Repurchase of partnership units	(73,822)	(269,183)
Payment of dividends	(26,407)	—
Advances from related parties	—	2,000,000
Payments on advances from related parties	(345,000)	(1,982,782)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(1,000,921)	528,187

NET INCREASE IN CASH AND CASH EQUIVALENTS	$17,737	417,921
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$208,109	420,935

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225,846	838,856

See accompanying notes to unaudited financial statements.

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
NOTES TO UNAUDITED FINANCIAL STATEMENTS
As of and for the three months ended APRIL 30, 2000 and 1999

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

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona (InnSuites Hotels Scottsdale). These seven hotels are collectively referred to as the "Initial Hotels." The Initial Hotels, together with the hotels described in Note 4, are referred to herein as the "Hotels". The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the "Lessee"), pursuant to leases, which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent (Base Rent) or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.

As of and for the 3 month period ended April 30, 2000, the Trust's general partnership interest in the Partnership was 45.1% and 45.0% (weighted average), respectively.

Partnership Agreement

The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of April 30, 2000, a total of 2,032,481 Class A limited partnership units were issued and outstanding. Additionally a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 7,258,845 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

Basis of Presentation

As sole general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership are consolidated with the Trust. All significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K/A as of and for the year ended January 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.          REVENUE RECOGNITION:

Trust revenues are earned monthly as per the Percentage Leases and recognized when earned.

3.          EARNINGS PER SHARE:

SFAS No. 128, "Earnings per Share" eliminates the concept of common stock equivalents and replaces "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic and diluted earnings per share have been computed based on the weighted-average number of shares outstanding during the periods.

For the quarters ended April 30, 2000 and 1999, there were Class A and Class B partnership units outstanding, which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the aggregated weighted-average of these shares of beneficial interest would be 7,258,845 in the first quarter of fiscal 2001 and 7,769,080 in the first quarter of fiscal 2000. These shares are dilutive due to the earnings for the first quarters of fiscal years 2001 and 2000.

4.          ACQUISITIONS:

There were no hotel acquisitions during the first quarter of fiscal 2001.

5.          CREDIT FACILITY:

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

Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for each of the next five years and in total thereafter are as follows:

Fiscal
2001	$5,137,500
2002	6,850,000
2003	6,850,000
2004	6,850,000
2005	6,850,000
Thereafter	20,550,000

$53,087,500

The Trust earned approximately $3.3 million in rent revenue during both the first quarter of fiscal 2001 and 2000, of which approximately $1.6 million and $1.5 million, respectively, was in excess of base rent. After a review of projected cash flows to assess the future collectiblity of current rents, the Trust recorded a provision for uncollectible rent receivables of $255,158 for the first quarter of fiscal 2001.

7.          RELATED PARTY TRANSACTIONS:

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

Wirth is a 9.8% indirect shareholder of the Lessee. At April 30, 2000 the Trust had an $185,000 receivable from the Lessee.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels. As of April 30, 2000, Wirth and his affiliates held 5,226,364 Class B limited partnership units. As of April 30, 2000 Wirth and his affiliates held 834,613 shares of beneficial interest in the Trust.

At April 30, 2000, the Trust owned a 45.1% interest in the ten hotels (the "Hotels") through its sole general partner's interest in the Partnership. This change in ownership resulted primarily from the following transactions:

  On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million. This transaction was fully funded by Wirth who provided an unsecured loan to the Trust at 7% interest payable annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004.

  On April 2, 1999, the Partnership made an unsecured loan to the Trust in the amount of $2.6 million. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase 1.3 million general partner units in the Partnership. The money loaned by the Partnership was generated by refinancing the Northern Phoenix hotel and borrowing an additional $1.8 million that was secured by a mortgage on that property. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

  As of April 2, 1999, the Trust transferred, at historical cost of approximately $7 million, its interest in the Scottsdale property to the Partnership in exchange for 1.6 million general partner units.

  The Trust repurchased 36,911 in the first quarter of fiscal 2001 and 131,493 in fiscal 2000 of the Partnership's Class A units at a weighted average price per unit of $2.00 and $4.10, respectively. These units were retired.

The Trust paid interest on related party notes to Wirth in the amount of $143,597 for the three months ended April 30, 2000.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. Under the terms of the Partnership agreement, the Partnership is required to reimburse the Trust for all such expenses.

Loans payable to related parties consists of funds provided by Wirth to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $2.6 million and $3.0 million as of April 30 and January 31, 2000, respectively. The loans payable to related parties are as follows:

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

  Wirth made an unsecured loan to the Trust in the amount of $250,000, bearing interest at 7% per year effective October 14, 1999. The unpaid principal balance and accrued interest is due on March 1, 2000. The Trust used the proceeds to pay down the outstanding loan from the Partnership, which then was used by the Partnership to pay deposits and other fees related to the pending refinancing of the San Diego Hotel. At April 30, 2000, the unpaid balance on this note was $25,000. Subsequently, on May 17, 2000, the loan was paid in full.

  InnSuites Innternational Hotels made an unsecured loan in the amount of $120,000 to the Trust bearing no stated interest rate or maturity date on January 12, 2000. Subsequently on March 8, 2000, the loan was paid in full.

8.          STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

The Trust issued 3,000 shares of beneficial interest during the quarter ended April 30, 2000 valued at $6,375 in exchange for Class A limited partnership units.

The Trust paid $99,394 in dividends and distributions in the quarter ended April 30, 2000.

9.          STATEMENTS OF OPERATIONS OF INNSUITES HOTELS, INC. (LESSEE)

          Certain condensed financial information related to the Lessee's operations is as follows:

INNSUITES HOTELS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS)

	THREE MONTHS ENDED APRIL 30,
	2000	1999
REVENUES FROM HOTEL OPERATIONS
Room, food and beverage	$8,912	8,866
Other	295	383

TOTAL REVENUES	$9,207	9,249
EXPENSES
Departmental	$2,430	2,482
Percentage rent	3,319	3,256
Advertising	585	597
Other	2,471	2,442

TOTAL EXPENSES	$8,805	8,777

NET INCOME	$402	473

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

GENERAL

                     The following discussion should be read in conjunction with the InnSuites Hospitality Trust condensed consolidated financial statements and notes thereto and the InnSuites Hotels, Inc. (the "Lessee") unaudited condensed statements of operations appearing elsewhere in this quarterly report.

                     The Trust is a real estate investment trust, which owns the sole general partner interest in the Partnership. In order for the Trust to qualify as a REIT under the Code, neither the Trust nor the Partnership can operate the Hotels. Therefore, each of the Hotels is leased to, and operated by, the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each hotel. The Lessee also holds the franchise agreement for each of the Hotels. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Wirth and his wife. The Trust's principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels.

                     The Trust's Management intends to restructure and acquire the Lessee in January 2001 following the guidelines of the REIT Modernization Act.

                     At April 30, 2000, the Trust owned a 45.1% interest in the Hotels through its sole general partner's interest in the Partnership. This change in ownership resulted primarily from the following transactions occurring between February 1, 1999 and April 2, 1999:

On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million. This transaction was fully funded by Wirth who provided an unsecured loan to the Trust at 7% interest payable annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004.

On April 2, 1999, the Partnership made an unsecured loan to the Trust in the amount of $2.6 million. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase 1.3 million general partner units in the Partnership. The money loaned by the Partnership was generated by refinancing the Northern Phoenix hotel and borrowing an additional $1.8 million that was secured by a mortgage on that property. The original mortgage note was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

As of April 2, 1999, the Trust transferred, at historical cost, its interest in the Scottsdale property to the Partnership (approximately $7 million) in exchange for 1.6 million general partner units.

As a result of the aforementioned transactions, the Trust increased its ownership interest in the Partnership from approximately 18% to approximately 42% as of April 2, 1999.

                     The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the three month period ended April 30, 2000, base rent and percentage rent in the aggregate amount of $3.3 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. In comparing the first quarters of fiscal 2001 and 2000, ADR decreased $2.13 or 2.76% to $74.99 in the first quarter of fiscal 2001 from $77.12 in the first quarter of fiscal 2000, primarily due to a conscious effort to drive additional occupancy by managing down the ADR. Occupancy increased by 5.63% to 75.0% in first quarter of fiscal 2001 from 71.0% in the first quarter of fiscal 2000 primarily the result of the rate management activity. Increased occupancy rates resulted in an increase in REVPAR of $1.52 or 2.78% to $56.27 in the first quarter of fiscal 2001 from $54.75 in the first quarter of fiscal 2000.

     The following table shows certain historical financial and other information for the periods indicated.

	FOR THE THREE MONTHS ENDED APRIL 30,
	2000	1999

Occupancy	75.00%	71.00%
Average Daily Rate (ADR)	$74.99	$77.12
Revenue Per Available Room (REVPAR)	$56.27	$54.75

     No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the three months ended April 30, 2000 compared to the three months ended April 30, 1999

     For the three months ended April 30, 2000, the Trust had revenues of approximately $3.3 million compared to a similar amount for the three months ended April 30, 1999. Total expenses increased approximately $43,000 or 1.9% from approximately $2,292,000 for the three months ended April 30, 1999.

     Real estate depreciation for the three months ended April 30, 2000 compared to the three months ended April 30, 1999 increased approximately $48,000 or 7.7% to approximately $666,000 from approximately $618,000, respectively. The increase was primarily due to an increase in capitalized refurbishment costs in the first quarter of fiscal 2001.

     Real estate and personal property taxes, insurance and ground rent decreased approximately $33,000 or 8.7% to approximately $343,000 from approximately $376,000 in comparing the three months ended April 30, 2000 and 1999, respectively. The decrease was primarily due to successful and ongoing efforts to reduce real and personal property tax assessments made by local and state governments.

     General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the quarters ended April 30, 2000 and 1999, general and administrative expenses decreased approximately $48,000 or 9.4% to approximately $469,000 from approximately $517,000, respectively. The decrease of approximately $48,000 was primarily due to a combination of the final settlement of accounting and legal charges of approximately $300,000 associated with the Trust's closing of the Cleveland office in the first quarter ended April 30, 1999 and the provision of approximately $255,000 for uncollectible rent in the first quarter ended April 30, 2000.

     Total interest expense increased approximately $61,000 or 7.8% to approximately $841,000 from approximately $780,000 in comparing the three months ended April 30, 2000 and 1999, respectively. Interest on mortgage notes payable increased approximately $41,000 or 8.3% to approximately $545,000 from approximately $504,000 in comparing the three months ended April 30, 2000 and 1999, respectively. The increase was primarily due to net additional borrowings of approximately $2.3 million during fiscal 2000 for a loan modification relating to the Northern Phoenix property and the refinancing of the San Diego property. Interest on notes payable to related parties increased approximately $25,000 or 97.7% to approximately $50,000 from approximately $25,000 due to additional loans from Wirth during the second half of fiscal 2000. These were partially offset by a slight decrease in the variable rate paid on the $12 million credit facility.

     Amortization of loan fees was approximately $16,000 for the three months ended April 30, 2000.

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

	FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30,
	(amounts in thousands)
	2000	1999

Net income attributable to common stockholders	$392	379
Depreciation	666	618
Minority interest share of depreciation	(366)	(398)

Funds from Operations (FFO)	$692	599

     FFO increased to approximately $692,000 from approximately $599,000 when comparing the first quarters of fiscal 2001 and 2000 ended April 30, 2000 and 1999, respectively. The increase of approximately $93,000 or 15.5% was primarily due to the increased ownership interest that the Trust has in the Partnership.

Results of Operations of InnSuites Hotels Inc., the Lessee, for the three months ended April 30, 2000 compared to the three months ended April 30, 1999

     For the three months ended April 30, 2000, the Lessee had total revenues of approximately $9.2 million compared to approximately the same amount for the three months ended April 30, 1999. Although ADR decreased by $2.13 or 2.76% to $74.99 from $77.12 when comparing the three months ended April 30, 2000 and 1999, respectively, occupancy increased 5.63% to 75.0% from 71.0%. Total expenses increased approximately $28,000 or less than 1%, remaining at approximately $8.8 million.

     Departmental expenses, which include operating expenses for the rooms, food and beverage, telecommunications, and miscellaneous departments, decreased approximately $52,000 or 2.1% to approximately $2.4 million from approximately $2.5 million for the three months ended April 30, 2000 and 1999, respectively. This decrease was primarily due to management's efforts to increase operational efficiency to reduce costs per occupied room.

     Percentage lease expense increased by approximately $63,000 or 2.0% remaining at approximately $3.3 million for the three month periods ended April 30, 2000 and 1999. The increase was primarily due to an increase in room revenues, which the percentage lease expenses are primarily based on, for the three months ended April 30, 2000.

     Advertising expense for the three months ended April 30, 2000 was approximately $585,000.

     Other expenses, including general and administrative, maintenance, hospitality, utility, and insurance expenses, was approximately $2.5 million for the three months ended April 30, 2000 compared to approximately $2.4 million for the three months ended April 30, 1999. The increase of approximately $29,000 or 1.2% was primarily due to increased utility and hospitality expenses resulting from the 5.63% increase in occupancy.

LIQUIDITY AND CAPITAL RESOURCES

     The Trust, through its ownership interest in the Partnership, will have its proportionate share of the benefits and obligations of the Partnership's ownership interests in the Hotels. The Trust's principal sources of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. For the three months ended April 30, 2000 and 1999, the Trust recorded a provision of approximately $255,000 and $0 for uncollectible receivables, respectively. These charges reflect the Trust's assessment of the collectibility of its receivables, which primarily consists of rent receivable from the Lessee, based on an evaluation of the Lessee's estimated future cash flows. The Trust's management may restructure and acquire the Lessee in January 2001 following the guidelines of the REIT Modernization Act.

     As of April 30, 2000, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements set aside annually, as described below.

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

    On April 16, 1998, the Trust obtained a $12 million Credit Facility (the "Credit Facility") from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate. By its terms, the Credit Facility will expire in approximately one year on April 16, 2001, subject to renewal. The terms of the Credit Facility require the Trust to maintain a net worth (combined with minority interest) of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.75 to 1.0 (renegotiated), a net operating income to debt service relating to encumbered properties ratio of not less than 1.30 to 1.0, and a net operating income to debt service ratio of not less than 1.25 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business, or unreasonably suspend its business.

     The Trust may seek to increase the amount of its Credit Facility, negotiate additional credit facilities, or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

     The Trust will acquire or develop additional hotels only as suitable opportunities arise, and the Trust will not undertake acquisition or redevelopment of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings under the Credit Facility or other borrowings or from the proceeds of additional issuances of shares of beneficial interest or other securities. However, there can be no assurance that the Trust will successfully acquire or develop additional hotels.

     The Partnership will contribute to a Capital Expenditures Fund (the "Fund") on a continuing basis, from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During fiscal quarter ended April 30, 2000, the Hotels spent approximately $311,494 for capital expenditures. The Trust considers the majority of these improvements to be revenue-producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Lessee also spent $444,215 during the first fiscal quarter ended April 30, 2000 on repairs and maintenance to the Hotels and these amounts have been charged to expense as incurred.

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

     The Trust's largest fixed expense is the depreciation of the investment in Hotel properties. The Trust's variable expenses, which are subject to inflation, represented approximately 24.4% of revenues for the fiscal quarter ended April 30, 2000. These variable expenses (general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation.

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

YEAR 2000 COMPLIANCE

     The Trust and the Lessee have upgraded their computer accounting programs and the Lessee upgraded its computerized property management system along with necessary hardware. The new systems have been warranted to be Year 2000 compliant. As of June 14, 2000, no computer or software problems relating to the Year 2000 have been discovered. However, problems relating to the Year 2000 could still arise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans are used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust's debt structure during the quarter ended April 30, 2000.

PART II

OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)

EXHIBIT NUMBER	EXHIBIT
27.1	Financial Data Schedule.(1)

(1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.

(b)        REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended April 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2000	INNSUITES HOSPITALITY TRUST (Registrant)

By: /s/ Marc E. Berg

Marc E. Berg, Executive Vice President, Treasurer and Secretary

And By: /s/ Anthony B. Waters

Anthony B. Waters, Chief Financial Officer