Form 10-Q/A
period 1999-04-30
INNSUITES HOSPITALITY TRUST
filed 2000-08-09
CIK 82473

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                                -----------------

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


Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


  Number of outstanding Shares of Beneficial Interest, without par value, as of May 31, 1999: 2,229,174.


================================================================================

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                          INNSUITES HOSPITALITY TRUST

                                BALANCE SHEETS

                                                                                 APRIL 30, 1999   JANUARY 31, 1999
                                                                                 --------------   ----------------
                                                                                   (UNAUDITED)       (AUDITED)
                                                                                   (Restated)
ASSETS
HOTEL PROPERTIES, NET...........................................................  $65,506,764      $65,509,187
CASH AND CASH EQUIVALENTS.......................................................      838,856          420,935
PERCENTAGE RENT RECEIVABLE FROM AFFILIATE.......................................    1,119,653          788,179
INTEREST RECEIVABLE AND OTHER ASSETS............................................    1,451,034        1,086,469
                                                                                  -----------      -----------
                                                                                  $68,916,307      $67,804,770
                                                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
MORTGAGE NOTES PAYABLE..........................................................  $24,213,631      $23,161,052
NOTES PAYABLE TO BANKS..........................................................   11,300,000       11,300,000
OTHER NOTES PAYABLE.............................................................           --          450,000
ADVANCES PAYABLE TO RELATED PARTIES.............................................    2,031,000        2,013,782
ACCOUNTS PAYABLE AND ACCRUED EXPENSES...........................................    1,778,771        2,188,709
MINORITY INTEREST IN PARTNERSHIP................................................   19,453,943       20,621,900
SHAREHOLDERS' EQUITY:

     Shares of beneficial interest, without par value; unlimited authorization;
     2,327,793 shares outstanding at April 30 and 2,286,951
     shares outstanding at January 31, 1999                                        10,138,962        8,069,327
                                                                                  -----------      -----------
                                                                                  $68,916,307      $67,804,770
                                                                                  ===========      ===========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST

                        UNAUDITED STATEMENTS OF INCOME



                                                                      For the three month period
                                                                           ended April 30,
                                                                      --------------------------
                                                                          1999          1998
                                                                      ------------   -----------
                                                                       (Restated)
REVENUES:
 Rent revenue from affiliate.........................................  $ 3,255,511   $3,771,239
 Interest income.....................................................       19,876       11,345
 Other income........................................................        9,591           --
                                                                       -----------   ----------
                                                                         3,284,978    3,782,584
                                                                       -----------   ----------

EXPENSES:
 Real estate depreciation............................................      618,363      519,269
 Real estate and personal property taxes, insurance and ground rent..      375,727      229,495
 General and administrative..........................................      517,376      430,625
 Interest on mortgage notes payable..................................      503,550      628,512
 Interest on notes payable to banks..................................      251,206           --
 Interest on note payable to related party...........................       25,211           --
 Advisory fee paid to related party..................................           --      144,153
 Amortization of loan fees...........................................          257           --
                                                                       -----------   ----------
                                                                         2,291,690    1,952,054
                                                                       -----------   ----------

INCOME BEFORE MINORITY INTEREST......................................      993,288   1,830,530
LESS: MINORITY INTEREST..............................................      613,981   1,395,361
                                                                       -----------  ----------
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST.............  $   379,307  $  435,169
                                                                       ===========  ==========
EARNINGS PER SHARE -- basic..........................................  $       .16  $      .26
                                                                       ===========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- basic...............    2,321,133   1,667,817
                                                                       ===========  ==========
EARNINGS PER SHARE -- diluted........................................  $       .10  $      .11
                                                                       ===========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- diluted.............   10,090,213   3,873,215
                                                                       ===========  ==========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST

                      UNAUDITED STATEMENTS OF CASH FLOWS

                                                                      FOR THE THREE MONTHS ENDED APRIL 30,

                                                                              1999         1998
                                                                          ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................................  $   379,307   $   435,169

 Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization.........................................      618,620       519,269

  Minority interest.....................................................      613,981     1,395,361

  Increase in amounts due lessee........................................           --     2,063,197

  Increase in interest receivable and other assets......................     (364,822)     (410,295)

  Increase in percentage rent receivable................................     (331,474)   (2,510,532)

  Increase (decrease) in accounts payable and accrued expenses..........     (409,938)      292,715
                                                                          -----------   -----------
   Net cash provided by operating activities............................      505,674     1,784,884
                                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of hotel properties........................................           --    (5,148,000)

 Improvements and additions to hotel properties.........................     (615,940)           --
                                                                          -----------   -----------
   Net cash used in investing activities................................     (615,940)   (5,148,000)
                                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net bank borrowings....................................................           --     3,430,000

 Payments of mortgage notes payable.....................................     (699,341)           --

 Issuance of shares.....................................................      177,573            --

 Refinancing of mortgage notes payable..................................    1,751,920     1,561,309

 Payments of other notes payable........................................     (450,000)     (211,438)

 Repurchase of partnership units........................................     (269,183)           --

 Advances from related parties..........................................    2,000,000            --

 Payments on advances from related parties..............................   (1,982,782)   (1,938,652)
                                                                          -----------   -----------
   Net cash used for financing activities...............................      528,187     2,841,219
                                                                          -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS.................................      417,921      (521,897)

CASH AT BEGINNING OF PERIOD.............................................      420,935     2,378,398
                                                                          -----------   -----------

CASH AT END OF PERIOD...................................................  $   838,856   $ 1,856,501
                                                                          ===========   ===========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            APRIL 30, 1999 AND 1998

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

    Prior to fiscal 1999, InnSuites Hospitality Trust, formerly known as Realty ReFund Trust (the "Trust" or the "Company"), specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique which the Trust employed was wrap-around mortgage lending.

   On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the Partnership), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property through a wholly-owned subsidiary, the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona. These hotels, together with the hotels described in Note 5, are referred to herein as the Hotels. The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the Lessee), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the Percentage Leases). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James
F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth"), and his spouse.


Partnership Agreement

   The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of April 30, 1999, a total of 2,496,948 Class A limited partnership units were issued and outstanding. Additionally a total of 5,246,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and Class B (restated) limited partnership units were to be converted, the limited partners in the Partnership would receive 7,743,312 (restated) shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.


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


2. Restatement:

   While finalizing the financial statement balances as of and for the year ended January 31, 2000, management identified certain matters that were not appropriately reflected in the quarterly financial information. These matters included the reporting of the weighted average number of shares used to calculate diluted earnings per share for the quarter ended April 30, 1999 and the reporting of minority interest. Therefore, the quarterly financial information for the three months ended April 30, 1999 has been restated to reflect these matters in accordance with generally accepted accounting principles. The weighted average number of shares used in the calculation of diluted earnings per share increased to 10,090,213 from 4,060,635 for the three months ended April 30, 1999. The change was due to the addition of the weighted average total of Class B partnership units added into the calculation for diluted earnings. The resulting change was an increase in diluted earnings per share to $0.10 for the three months ended April 30, 1999 from $0.09 as previously reported. Minority interest decreased to $19,453,943 from $20,966,698 and shareholders' equity increased to $10,138,962 from $8,626,207 due to appropriately using the operating partnership's total equity in the calculation of minority interest instead of using the consolidated Trust's equity as previously reported. All of the aforementioned changes are reflected in the Trust's Annual Report filed on Form 10K/A as of and for the year ended January 31, 2000.

3.  REVENUE RECOGNITION:

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

4.  EARNINGS PER SHARE:

    In February 1997, SFAS No. 128 "Earnings Per Share", was issued which eliminated the concept of common stock equivalents and "primary" and "fully diluted" earnings per share and replaced them with "basic" and "diluted" earnings per share. Basic and diluted earnings per share have been computed based on the weighted average number of shares outstanding during the periods.

   For the periods ended April 30, 1999 and 1998, there were Class A and B (restated) limited partnership units outstanding which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the weighted average of these shares of beneficial interest would be 7,769,080 (restated) and 6,893,893 (restated), respectively. In connection with the purchase of the Scottsdale hotel by the Partnership on April 2, 1999 (see Note 7), the Class A limited partnership units no longer have a dilutive effect since the minority interests' share of income would increase net income proportionately to the increase in weighted average shares of beneficial interest.

5.  ACQUISITIONS:

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


6.  CREDIT FACILITY:

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

7.  PERCENTAGE LEASE AGREEMENTS:

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


8.  RELATED PARTY TRANSACTIONS:

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


9.  STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

    The Trust issued 40,842 shares of beneficial interest during the quarter ended April 30, 1999 valued at $177,573 in exchange for Class A limited partnership units.

10. PRO FORMA RESULTS OF OPERATIONS OF THE TRUST:

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



                                                                                                       PRO FORMA
                                                                                                     QUARTER ENDED
                                                                                                        April 30
                                                                                               1998                   1999
                                                                                                                     Restated
                                                                                             -------                 --------
                                                                                    (Unaudited, in thousands except per share data)
         Rent revenue from affiliate............................................              $4,094                 $3,256
         Interest and other income..............................................                  11                     29
                                                                                              ------                 ------
                  Total revenues................................................               4,105                  3,285

         Interest expense on mortgage and other notes payable...................                 763                    780
         Depreciation and amortization..........................................                 629                    618
         General and administration.............................................                 622                    518
         Real estate and personal property taxes and casualty
           insurance and ground rent............................................                 262                    376
         Minority interest .....................................................               1,395                    614
                                                                                              ------                 ------
                  Total expenses and minority interest..........................               3,671                  2,906
                                                                                              ------                 ------
         Net income attributable to shares of beneficial interest...............              $  434                 $  379
                                                                                              ======                 ======
         Net income per share-basic.............................................              $  .26                 $  .16
                                                                                              ======                 ======
         Net income per share-diluted...........................................              $  .11                 $  .10
                                                                                              ======                 ======

11. Certain condensed financial information, related to the Lessee's operations is as follows:


                            INNSUITES HOTELS, INC.

                STATEMENTS OF OPERATIONS (AMOUNTS IN THOUSANDS)



                                            Three Months Ended
                                                 March 31,
                                              1999       1998
                                            ---------  --------

Revenues from hotel operations:
         Room, food and beverage revenue..     $8,167  $ 7,909
         Other revenue....................        632      222
                                               ------  -------
                  Total revenues..........      8,799    8,131

Expenses:
         Departmental expenses............      2,088    2,226
         Percentage lease expense.........      3,212    3,933
         Advertising......................        368      285
         Other expenses...................      3,034    3,325
                                               ------  -------

Net income (loss).........................     $   97  $(1,638)
                                               ======  =======

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


                             RESULTS OF OPERATIONS


ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

Comparison of the quarter ended April 30, 1999 with 1998 (InnSuites Hospitality Trust)

   For the quarter ended April 30, 1999, the Company had revenues of $3.3 million compared to $3.8 for the quarter ended April 30, 1998, a decrease of $.5 million. Total expenses of $2.3 million for the quarter ended April 30, 1999 included an approximate increase of $300,000 over expenses of $2.0 million in the quarter ended April 30, 1998.

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

   The Trust had net income before minority interest of $1 million for the quarter ended April 30, 1999, which represented a $837,000 decrease from the $1.8 million income earned for the quarter ended April 30, 1998. After deducting minority interest of $614,000, the Trust had net income applicable to Shares of Beneficial Interest of approximately $379,000 and income per share basic of $.16 for the quarter ended April 30, 1999. This amount represented a $56,000 decrease in net income earned for the quarter ended April 30, 1999 compared to the quarter ended April 30, 1998. The decrease is primarily a result of a change in the percentage rent calculation.

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

                                                                   (amounts in thousands except for per share data)
                                                                    April 30,       April 30,           April 30,
                                                                      1999            1998                1998
                                                                                  Recalculated      As Reported in 10Q
                                                                    (Restated)
Revenues.................................................            $ 3,285          $3,047              $3,771

Net income before minority interest......................                993           1,107               1,831

Minority interest........................................                614             890               1,395
                                                                     -------          ------              ------

Net Income applicable to common shares...................            $   379          $  217              $  435

Earnings per share - basic...............................                .16             .13                 .26

Weighted average number of shares outstanding - basic....              2,321           1,667               1,667

Earnings per share - diluted.............................                .10             .06                 .11

Weighted average number of shares outstanding - diluted..             10,090           3,873               3,873


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

                                                              FUNDS FROM OPERATIONS (FFO)
                                                            For the Three Month Period Ended
                                                                       April 30
                                                        ---------------------------------------
                                                        (amounts in thousands except per share)
                                                           1999         1998          1998
                                                                     Recalculated   Reported
                                                        --------     ------------   --------
Net income attributable to common stockholders             $ 379          $ 217       $ 435

Depreciation                                                 618            519         519

Minority interest share of depreciation                     (398)          (373)       (373)
                                                        --------     ------------   -------
Funds from Operations (FFO)                                $ 599          $ 363       $ 581
                                                        ========     ============   =======

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

Dated:  August 8, 2000             INNSUITES HOSPITALITY TRUST (Registrant)

                                   By:  /s/  Anthony B. Waters
                                      ----------------------------------------
                                      Anthony B. Waters
                                      Chief Financial Officer