Form 10-Q/A
period 1999-07-31
INNSUITES HOSPITALITY TRUST
filed 2000-08-09
CIK 82473

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               _________________

                                  FORM 10-Q/A

                               _________________

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

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                          INNSUITES HOSPITALITY TRUST

                          CONSOLIDATED BALANCE SHEETS

                                             JULY 31, 1999  JANUARY 31, 1999
                                             -------------  ----------------
                                              (UNAUDITED)
                                              (Restated)
ASSETS

Hotel properties, net......................    $65,448,638       $65,509,187
Cash and cash equivalents..................        735,362           420,935
Percentage rent receivable from affiliate..        980,555           788,179
Interest receivable and other assets.......        761,761         1,086,469
                                               -----------       -----------
                                               $67,926,316       $67,804,770
                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable.....................    $24,033,298       $23,161,052
Notes payable to banks.....................     11,300,000        11,300,000
Other notes payable........................             --           450,000
Notes payable to related parties...........      2,351,000         2,013,782
Accounts payable and accrued expenses......      1,617,782         2,188,709
Minority interest in partnership...........     19,257,168        20,621,900

SHAREHOLDERS' EQUITY:

  Shares of beneficial interest, without
  par value; unlimited authorization;
  2,335,802 shares outstanding at July 31,
  1999 and 2,286,951 shares outstanding at
  January 31, 1999.........................      9,367,068         8,069,327
                                               -----------       -----------
                                               $67,926,316       $67,804,770
                                               ===========       ===========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                                                          FOR THE SIX MONTHS
                                                                            ENDED JULY 31,
REVENUES                                                                  1999         1998
                                                                       -----------  -----------
                                                                       (Restated)
 Rent revenue from affiliate.........................................  $ 5,358,494   $4,731,492
 Interest income.....................................................       19,876       19,780
 Other income........................................................        9,591           --
                                                                       -----------   ----------
                                                                         5,387,961    4,751,272
                                                                       -----------   ----------
EXPENSES

 Real estate depreciation............................................    1,277,220    1,110,274
 Real estate and personal property taxes, insurance and ground rent..      643,930      553,679
 General and administrative..........................................    1,483,085      813,585
 Interest on mortgage notes payable..................................    1,040,032    1,084,209
 Interest on notes payable to banks..................................      484,213      181,795
 Interest on note payable to related party...........................       85,391           --
 Advisory fee paid to related party..................................           --      303,969
 Amortization of loan fees...........................................       44,434           --
                                                                       -----------   ----------
                                                                         5,058,305    4,047,511
                                                                       -----------   ----------
INCOME BEFORE MINORITY INTEREST......................................      329,656      703,761
LESS: MINORITY INTEREST..............................................      239,030      628,679
                                                                       -----------   ----------
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST.............  $    90,626   $   75,082
                                                                       ===========   ==========
EARNINGS PER SHARE-- basic...........................................  $       .04   $      .05
                                                                       ===========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING--basic.................    2,311,196    1,667,817
                                                                       ===========   ==========
EARNINGS PER SHARE -- diluted........................................  $       .03   $      .05
                                                                       ===========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -- diluted.............   10,047,282    1,667,817
                                                                       ===========   ==========

   The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                             FOR THE THREE MONTHS
                                                                                ENDED JULY 31,
REVENUES                                                                       1999          1998
                                                                           ------------  ------------
                                                                            (Restated)
     Rent revenue from affiliate.........................................   $2,102,983    $2,013,162
     Interest income.....................................................           --         8,435
                                                                            ----------    ----------
                                                                             2,102,983     2,021,597
                                                                            ----------    ----------
EXPENSES

     Real estate depreciation............................................      658,857       591,005
     Real estate and personal property taxes, insurance and ground rent..      268,203       324,185
     General and administrative..........................................      965,709       382,959
     Interest on mortgage notes payable..................................      536,482       455,697
     Interest on notes payable to banks..................................      233,007       181,795
     Interest on note payable to related party...........................       60,180            --
     Advisory fee paid to related party..................................           --       159,816
     Amortization of loan fees...........................................       44,177            --
                                                                            ----------    ----------
                                                                             2,766,615     2,095,457
                                                                            ----------    ----------
INCOME BEFORE MINORITY INTEREST..........................................     (663,632)      (73,860)

LESS: MINORITY INTEREST..................................................     (367,811)       23,956
                                                                            ----------    ----------
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST...................   $ (295,821)   $  (97,816)
                                                                            ==========    ==========
EARNINGS (LOSS) PER SHARE-- basic and diluted............................   $     (.13)   $     (.06)
                                                                            ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING--basic and diluted......................................    2,301,258     1,667,817
                                                                            ==========    ==========

   The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                                FOR THE SIX MONTHS
                                                                                  ENDED JULY 31,
                                                                                 1999         1998
                                                                             ----------    ----------
                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $   90,626    $   75,082
    Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest                                                          239,030       628,679
     Depreciation and amortization                                            1,321,654     1,110,274
     (Decrease) in amounts due lessee                                                --      (600,549)
     (Increase) in percentage rent receivable                                  (192,376)           --
     Increase (decrease) in interest receivable and other assets                280,274      (634,010)
     Increase (decrease) in accounts payable and accrued expenses              (570,927)      713,402
     Increase in deferred revenue                                                    --       738,674
                                                                             ----------    ----------
      Net cash provided by operating activities                               1,168,281     2,031,552
                                                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of hotel properties                                             --    (1,448,000)
         Improvements and additions to hotel properties                      (1,216,671)   (1,012,967)
                                                                             ----------    ----------
              Net cash used in investing activities                          (1,216,671)   (2,460,967)
                                                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net bank borrowings                                                             --     8,344,982
     Payments of mortgage notes payable                                        (879,674)   (7,000,624)
     Refinancing of mortgage notes payable                                    1,751,920            --
     Payments of other notes payable                                           (450,000)     (218,063)
     Repurchase of partnership units                                           (396,647)           --
     Notes payable and advances to/from related parties                         337,218    (2,357,708)
                                                                             ----------   -----------
      Net cash provided by (used in) financing activities                       362,817    (1,231,413)
                                                                             ----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         314,427    (1,660,828)
                                                                             ----------   -----------
CASH AT BEGINNING OF PERIOD                                                     420,935     2,378,398
                                                                             ----------   -----------
CASH AT END OF PERIOD                                                        $  735,362   $   717,570
                                                                             ==========   ===========

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

Partnership Agreement

   The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of July 31, 1999, a total of 2,404,939 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,246,364 Class B limited partnership units were outstanding at July 31, 1999 to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B (restated) limited partnership units were to be converted, the limited partners in the Partnership would hold 7,651,303 (restated) shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

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


2. RESTATEMENT:

   While finalizing the financial statement balances as of and for the year ended January 31, 2000, management identified certain matters that were not appropriately reflected in the quarterly financial information. These matters included the reporting of the weighted average number of shares used to calculate diluted earnings per share for the six months ended July 31, 1999, the reporting of deferred expenses included in "other assets" and the reporting of minority interest. Therefore, the quarterly financial information for the three and six month periods ended July 31, 1999 have been restated to reflect these matters in accordance with generally accepted accounting principles. The weighted average number of shares added into the calculation of diluted earnings per share is 7,736,086 for the six months ended July 31, 1999. The change was due to the addition of the weighted average total of Class B partnership units added into the calculation for diluted earnings per share. Deferred expenses, included in other assets, were reduced by $575,481 and general and administrative expenses were increased by the same amount. The expense relates to fees for a withdrawn public offering. At January 31, 2000 management determined the time to have written this expense off was in the quarter ended July 31, 1999. Therefore, the quarterly financial information as of and for the three and six months ended July 31, 1999 have been restated to properly reflect these matters in accordance with general accepted accounting principles. The net loss for the Trust for the three months ended July 31, 1999 increased to $295,821 from a loss of $37,123 previously reported. Loss per share (basic and diluted) increased to $0.13 from the previously reported loss of $0.02. For the six months ended July 31, 1999, net income for the Trust decreased to $90,626 from $342,184 previously reported. Basic earnings per share decreased to $0.04 from $0.15 previously reported. Diluted earnings per share decreased to $0.03 from $0.15 previously reported. Minority interest decreased to $19,257,168 from $20,436,358 and shareholders' equity increased to $9,367,068 from $8,763,359 as previously reported due to appropriately using the operating partnership's total equity in the calculation of minority interest instead of using the consolidated Trust's equity as previously reported. All of the aforementioned changes are reflected in the Trust's Annual Report filed on Form 10K/A as of and for the year ended January 31, 2000.


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

   For the six-month periods ended July 31, 1999 and 1998, there were Class A and B (restated) partnership units outstanding which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the weighted average of these shares of beneficial interest would be 7,736,087 (restated) and 7,169,050, (restated) respectively, and net income attributable to shares of beneficial interest would be increased by $239,030 (restated) and $628,679, (restated) respectively.

   In connection with the purchase of the Scottsdale hotel by the Partnership on April 2, 1999 (see Note 8), the Class A partnership units do not have a dilutive effect on the statement of income for the three months ended July 31, 1999 since the minority interests' share of income for the three months ended July 31, 1999 would increase net income proportionately to the increase in weighted average shares of beneficial interest. For the three-month period ended July 31, 1998, there were Class A partnership units outstanding which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the weighted average of these shares would be 2,205,398. These shares are anti-dilutive due to the loss for the three-month period.


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

   Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for the Hotels for each of the next five fiscal years and in total thereafter are as follows:



      Fiscal 2000...............................................   $ 3,425,000
      Fiscal 2001...............................................     6,850,000
      Fiscal 2002...............................................     6,850,000
      Fiscal 2003...............................................     6,850,000
      Fiscal 2004...............................................     6,850,000
      Thereafter................................................    27,400,000
                                                                   -----------
                                                                   $58,225,000
                                                                   ===========

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





                                                                                    PRO FORMA
                                                                          SIX MONTH PERIOD ENDED JULY 31,
                                                                               1998              1999
                                                                                             (Restated)
                                                                              -------        ----------
                                                                              (Unaudited, in thousands
                                                                               except per share data)
Percentage lease revenue ..................................................... $5,108            $5,358
Interest and other income.....................................................     20                29
                                                                               ------            ------
 Total revenues ..............................................................  5,128             5,387

Interest expense on mortgage and other notes payable ......................... $1,423            $1,610
Depreciation and amortization ................................................  1,241             1,321
General and administration ...................................................  1,168             1,483
Real estate and personal property taxes, insurance and ground rent............    591               644
Minority interest.............................................................    630               239
                                                                               ------            ------
 Total expenses and minority interest.........................................  5,053             5,297
                                                                               ------            ------
Net income attributable to shares of beneficial interest...................... $   75            $   90
                                                                               ======            ======
Earnings per share-basic...................................................... $  .05            $  .04
                                                                               ======            ======

11. UNAUDITED STATEMENTS OF OPERATIONS OF INNSUITES HOTELS, INC. (LESSEE)

   Certain condensed financial information, related to the Lessee's operations is as follows:

                            INNSUITES HOTELS, INC.
                           STATEMENTS OF OPERATIONS
                            (AMOUNTS IN THOUSANDS)

                                         For the six-
                                         months ended
                                            June 30,
                                        1999       1998
                                      -------    -------
Revenues from hotel operations:
 Room revenue as defined by lease..   $14,342    $13,464
 Other revenue.....................     1,500      1,098
                                      -------    -------
  Total revenues...................    15,842     14,562

Expenses:
 Operating expenses................     7,117      5,906
 Percentage lease expense..........     6,034      6,115
 Advertising.......................     1,087        922
 Other expenses....................     2,115      3,828
                                      -------    -------
  Total expenses...................    16,353     16,771
                                      -------    -------
Net income (loss)..................   $  (511)   $(2,209)
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

   The Trust's primary source of revenue is rent payments by the Lessee under Percentage Leases covering all the Hotels in operation. The expenses of the Trust consist of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. The Percentage Leases provide for the payment of base rent and percentage rent. For the six-month period ended July 31, 1999, base rent and percentage rent in the aggregate amount of $5.4 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the operating Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR improved due to the acquisitions in the prior year and the successful repositioning of those hotels as studio and two room suite hotels that contribute more revenue per available room. While occupancy declined slightly in 1999 (1.5%) due to increased supply which exceeded demand growth, the improved ADR ($2.89) resulted in a REVPAR growth of $.99 (2.2%).

   The following table shows certain historical financial and other information for the periods indicated.

                                            For the Six Month Period Ended
                                                       July 31,
                                            -------------------------------
                                               1999                  1998
                                            -----------           ---------
Occupancy                                      64.4%                65.9%
Average Daily Rate (ADR)                     $70.74               $67.85
Revenue per available room (REVPAR)          $45.59               $44.60

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

                             RESULTS OF OPERATIONS

ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

Comparison of the six months ended July 31, 1999 with 1998 (InnSuites Hospitality Trust)

   For the six months ended July 31, 1999, the Trust had revenues of approximately $5.4 million compared to approximately $4.8 million for the six months ended July 31, 1998, an increase of approximately $.6 million. Total expenses of approximately $5.1 million (restated) for the six months ended July 31, 1999 resulted in approximately a $1.1 million (restated) increase over expenses of approximately $4.0 million for the six months ended July 31, 1998.

    General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the six months ended July 31, 1999 and 1998, general and administrative expenses increased approximately $669,000 (restated) from $814,000 primarily due to a final settlement of accounting and legal charges associated with the Trust's closing of the Cleveland, Ohio office and the write-off of deferred expenses of approximately $575,000 relating to a withdrawn public offering.

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

   The Trust had net income before minority interest of approximately $330,000 (restated) in the six months ended July 31, 1999, which represented a decrease of approximately $374,000 (restated) from the $704,000 earned in the six months ended July 31, 1998. After deducting minority interest of approximately $239,000 (restated), the Trust had net income attributable to shares of beneficial interest of approximately $90,000 (restated) and basic income per share of $0.04 (restated) for the six months ended July 31, 1999.

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

                                           (amounts in thousands except for per share data)
                                          July 31,          July 31,              July 31,
                                            1999              1998                 1998
                                         (Restated)       Recalculated      As Reported in 10Q
Revenues..............................      $ 5,388           $4,323               $4,751
Net income before minority interest...          329              299                  704
Minority interest.....................          239              246                  629
                                            -------           ------               ------
Net income attributable to shares of
         beneficial interest..........      $    90           $   53               $   75
Earnings per share - basic............      $   .04           $  .03               $  .05
Weighted average number of shares
         Outstanding - basic..........        2,311            1,668                1,668
Earnings per share - diluted..........      $   .03           $  .03               $  .05
Weighted average number of shares
         Outstanding - diluted........       10,047            1,668                1,668

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

Comparison of the quarter ended July 31, 1999 with 1998 (InnSuites Hospitality Trust)

   For the quarter ended July 31, 1999, the Trust had revenues of approximately $2.1 million compared to approximately $2.0 million for the quarter ended July 31, 1998, an increase of approximately $100,000. Total expenses increased approximately $671,000 (restated) to approximately $2.8 million (restated) for the quarter ended July 31, 1999 from approximately $2.1 million for the quarter ended July 31, 1998.

   General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the quarters ended July 31, 1999 and 1998, general and administrative expenses increased by approximately $583,000 (restated) to approximately $966,000 (restated) from approximately $383,000 primarily due to the write-off of deferred expenses of approximately $575,000 relating to a withdrawn public offering.

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

   Considering all of the changes and acquisitions mentioned above, the Trust had a net loss before minority interest of approximately $664,000 (restated) in the quarter ended July 31, 1999, an increased loss of approximately $590,000 (restated) from the $74,000 loss reported in the quarter ended July 31, 1998. After deducting minority interest loss of approximately $368,000 (restated), the Trust had a net loss applicable to shares of beneficial interest of approximately $296,000 (restated) and a basic and diluted loss per share of $.13 (restated) for the quarter ended July 31, 1999 compared with a loss of approximately $98,000 and a loss per share of $.06 for the quarter ended July 31, 1998. The increased loss for the quarter is attributable to the write-off of deferred expenses relating to a withdrawn public offering.

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



                                                      FUNDS FROM OPERATIONS (FFO)
                                                        For the Six-Month Period
                                                             Ended July 31
                                                              (unaudited)
                                                   ----------------------------------
                                                         (amounts in thousands)
                                                      1999         1998        1998
                                                   (Restated)  Recalculated  Reported
                                                   ----------  ------------  --------
Net Income attributable to common stockholders         $  90          $  53     $  75
Depreciation and Amortization (Trust's portion)          500            118       118
                                                   ---------   ------------  --------
Funds from Operations (FFO)                            $ 590          $ 171     $ 193
                                                   =========   ============  ========

   FFO reported increased from $193,000 in the period ended July 31, 1998 (recalculated at $171,000) to $590,000 (restated) for the period ended July 31, 1999. As noted above, FFO is a common tool used to measure the ability of a REIT to provide funds for various operating, investing, and capital improvement activities. The increase in FFO attributable to the six months ended July 31, 1999 over the six months ended July 31, 1998 shows the positive contribution the repositioned Hotels have made to the operating performance of the Trust.

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

                                                              ABSTENTION AND
                                            FOR     AGAINST  BROKER NON-VOTES
                                         ---------  -------  ----------------
ELECTION OF TRUSTEES:

Edward G. Hill.........................  1,926,972        0            41,294
Steven S. Robson.......................  1,926,372        0            41,894
Adoption and approval of amendment to
    Second Amended and Restated
    Declaration of Trust...............  1,924,965   34,128             9,172

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

Dated:  August 8, 2000              INNSUITES HOSPITALITY TRUST (Registrant)

                                    By: /s/ Anthony B. Waters
                                       ------------------------------------
                                       Anthony B. Waters
                                       Chief Financial Officer