Form 10-Q/A
period 1999-10-31
INNSUITES HOSPITALITY TRUST
filed 2000-08-09
CIK 82473

==============================================================================


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

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                          INNSUITES HOSPITALITY TRUST

                          CONSOLIDATED BALANCE SHEETS




                                                                              OCTOBER 31, 1999       JANUARY 31, 1999
                                                                              ----------------       ----------------
                                                                                 (UNAUDITED)
                                                                                 (Restated)
ASSETS

Hotel properties, net.........................................................     $65,129,440           $65,509,187
Cash and cash equivalents.....................................................         102,928               420,935
Percentage rent receivable from affiliate.....................................         989,732               788,179
Interest receivable and other assets..........................................       1,049,467             1,086,469
                                                                                   -----------           -----------
                                                                                   $67,271,567           $67,804,770
                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable........................................................     $23,834,874           $23,161,052
Notes payable to banks........................................................      11,300,000            11,300,000
Other notes payable...........................................................         225,000               450,000
Notes payable to related parties..............................................       2,850,000             2,013,782
Accounts payable and accrued expenses.........................................         969,790             2,188,709
Minority interest in partnership..............................................      18,469,292            20,621,900

SHAREHOLDERS' EQUITY:

     Shares of beneficial interest, without par value; unlimited authorization;
     2,591,538 shares outstanding at October 31, 1999 and 2,286,951 shares
     outstanding at January 31, 1999                                                 9,622,611             8,069,327
                                                                                   -----------           -----------
                                                                                   $67,271,567           $67,804,770
                                                                                   ===========           ===========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                FOR THE NINE MONTHS ENDED OCTOBER 31,
REVENUES                                                                             1999                 1998
                                                                                  (Restated)
                                                                                -------------        -------------
 Rent revenue from affiliate...............................................       $7,389,428           $7,667,996
 Interest income...........................................................           20,863               19,780
 Other income..............................................................           15,210                   --
                                                                                  ----------           ----------
                                                                                   7,425,501            7,687,776
                                                                                  ----------           ----------
EXPENSES

 Real estate depreciation..................................................        1,894,303            1,854,155
 Real estate and personal property taxes, insurance and ground rent........        1,065,453              833,575
 General and administrative................................................        1,902,937            1,023,915
 Interest on mortgage notes payable........................................        1,544,610            1,537,454
 Interest on notes payable to banks........................................          684,168              387,238
 Interest on note payable to related party.................................          135,692                   --
 Advisory fee paid to related party........................................               --              488,436
 Amortization of loan fees.................................................           48,998               19,334
                                                                                  ----------           ----------
                                                                                   7,276,161            6,144,107
                                                                                  ----------           ----------

INCOME BEFORE MINORITY INTEREST............................................          149,340            1,543,669

LESS: MINORITY INTEREST....................................................          140,946            1,423,162
                                                                                  ----------           ----------
NET INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST............       $    8,394           $  120,507
                                                                                  ==========           ==========
EARNINGS (LOSS) PER SHARE - basic and diluted..............................       $      .00           $      .07
                                                                                  ==========           ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - basic and diluted..........        2,330,349            1,813,563
                                                                                  ==========           ==========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                 FOR THE THREE MONTHS ENDED OCTOBER 31,
REVENUES                                                                              1999                  1998
                                                                                   (Restated)
                                                                                 -------------          -------------
 Rent revenue from affiliate...............................................        $2,030,934             $2,936,504
 Interest income...........................................................               987                     --
 Other income..............................................................             5,619                     --
                                                                                   ----------             ----------
                                                                                    2,037,540              2,936,504
                                                                                   ----------             ----------
EXPENSES

 Real estate depreciation..................................................           617,083                743,881
 Real estate and personal property taxes, insurance and ground rent........           421,523                279,896
 General and administrative................................................           419,852                210,330
 Interest on mortgage notes payable........................................           504,578                453,245
 Interest on notes payable to banks........................................           199,955                205,443
 Interest on note payable to related party.................................            50,301                     --
 Advisory fee paid to related party........................................                --                184,467
 Amortization of loan fees.................................................             4,564                 19,334
                                                                                   ----------             ----------
                                                                                    2,217,856              2,096,596
                                                                                   ----------             ----------
INCOME (LOSS) BEFORE MINORITY INTEREST.....................................          (180,316)               839,908

LESS: MINORITY INTEREST....................................................           (81,341)               794,483
                                                                                   ----------             ----------
NET INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST............        $  (98,975)            $   45,425
                                                                                   ==========             ==========
EARNINGS (LOSS) PER SHARE - basic and diluted..............................        $     (.04)            $      .02
                                                                                   ==========             ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - basic and diluted..........         2,368,656              2,100,301
                                                                                   ==========             ==========

       The accompanying notes are an integral part of these statements.

                          INNSUITES HOSPITALITY TRUST
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                                    1999                 1998
                                                                                 (Restated)
                                                                              --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................................................   $    (8,394)        $   120,507
 Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest...........................................................       140,946           1,423,162
  Depreciation and amortization...............................................     1,943,301           1,873,489
  (Decrease) in amounts due lessee............................................            --            (944,234)
  (Increase) in percentage rent receivable....................................      (201,553)           (430,397)
  (Increase) decrease in interest receivable and other assets.................        16,703            (823,600)
  Increase (decrease) in accounts payable and accrued expenses................    (1,318,881)            718,785
                                                                                 -----------         -----------
   Net cash provided by operating activities..................................       588,910           1,937,712
                                                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of hotel properties.............................................            --          (1,448,000)
  Improvements and additions to hotel properties..............................    (1,514,556)         (1,164,414)
                                                                                 -----------         -----------
   Net cash used in investing activities......................................    (1,514,556)         (2,612,414)
                                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net bank borrowings..........................................................            --          10,750,323
 Payments of mortgage notes payable...........................................    (1,078,098)         (7,435,201)
 Payment of cash dividends and distributions..................................            --            (948,772)
 Refinancing of mortgage notes payable........................................     1,751,920                  --
 Payments of other notes payable..............................................      (225,000)           (218,063)
 Purchase of treasury stock...................................................      (224,074)                 --
 Repurchase of partnership units..............................................      (453,327)                 --
 Notes payable and advances (to) from related parties.........................       836,218          (3,042,780)
                                                                                 -----------         -----------
   Net cash provided by (used in) financing activities........................       607,639            (894,493)
                                                                                 -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................      (318,007)         (1,569,195)
                                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................       420,935           2,378,398
                                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................   $   102,928         $   809,203
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

Partnership Agreement

   The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of October 31, 1999, a total of 2,178,903 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,246,364 Class B limited partnership units were outstanding at October 31, 1999 to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B (restated) limited partnership units were to be converted, the limited partners in the Partnership would hold 7,425,267 (restated) shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

Basis of Presentation

   As sole general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership and its wholly owned subsidiary (see note 8) are consolidated with the Trust. All significant intercompany transactions and balances have been eliminated.

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


2.  RESTATEMENT:

    While finalizing the financial statement balances as of and for the year ended January 31, 2000, management identified certain matters that were not appropriately reflected in the quarterly financial information. These matters included the reporting of the weighted average number of shares used to calculate diluted earnings per share for the three and nine months ended October 31, 1999, the reporting of deferred expenses included in "other assets" and the reporting of minority interest. Therefore, the quarterly financial information for the three and nine months ended October 31, 1999 has been restated to reflect these matters in accordance with generally accepted accounting principles. The weighted average number of shares considered in the calculation of diluted earnings per share, if converted, was 7,687,566 for the nine months ended

October 31, 1999. The change was due to the addition of the weighted average total of Class B partnership units considered in the calculation for diluted earnings. However, all these shares were found to be antidilutive, therefore, no diluted earnings per share are reported in this restatement. Deferred expenses were reduced by $575,481 and general and administrative expenses were increased by the same amount in the nine months ended October 31, 1999. The expense relates to legal fees for a withdrawn public offering. At January 31, 2000 management determined the time to have written this expense off was in the quarter ended July 31, 1999. Therefore, the financial information as of and for the three and nine months ended October 31, 1999 has been restated to properly reflect these matters in accordance with general accepted accounting principles. The net loss for the Trust for the three months ended October 31, 1999 increased to $98,975 from a loss of $77,249 previously reported. Loss per share (basic and diluted) increased to $0.04 from the previously reported loss of $0.03. For the nine months ended October 31, 1999, net income for the Trust decreased to $8,394 from $264,935 previously reported. Earnings per share (basic and diluted) decreased to $0.00 from income of $0.11 previously reported. Minority interest decreased to $18,469,292 from $20,117,877 and shareholders' equity increased to $9,622,610 from $8,549,507 as previously reported due to appropriately using the operating partnership's total equity in the calculation of minority interest instead of using the consolidated Trust's equity as previously reported. All of the aforementioned changes are reflected in the Trust's Annual Report filed on Form 10K/A as of and for the year ended January 31, 2000.


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


4.  EARNINGS PER SHARE

    In February 1997, SFAS No. 128 "Earnings Per Share", was issued which eliminated the concept of common stock equivalents and "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic and diluted earnings per share have been computed based on the weighted average number of shares outstanding during the periods.

   For the nine-month periods ended October 31, 1999 and 1998, there were Class A and B (restated) partnership units outstanding which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the weighted average of these shares of beneficial interest would be 7,687,566 (restated) and 7,404,634, (restated) respectively, and net income attributable to shares of beneficial interest would be increased by $140,946 (restated) and $1,423,162, respectively.

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

   Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for the Hotels for each of the next five fiscal years and in total thereafter are as follows:

      Fiscal 2000.........................................  $ 1,712,500
      Fiscal 2001.........................................    6,850,000
      Fiscal 2002.........................................    6,850,000
      Fiscal 2003.........................................    6,850,000
      Fiscal 2004.........................................    6,850,000
      Thereafter..........................................   27,400,000
                                                            -----------
                                                            $56,512,500

8.  RELATED PARTY TRANSACTIONS:

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


9.  STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

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


10. STATEMENTS OF OPERATIONS OF INNSUITES HOTELS, INC. (LESSEE)

    Certain condensed financial information, related to the Lessee's operations is as follows:

                            INNSUITES HOTELS, INC.
                      UNAUDITED STATEMENTS OF OPERATIONS
                            (AMOUNTS IN THOUSANDS)



                                                For The Nine-Months Ended
                                                      September 30,
                                                   1999            1998
                                                 -------         -------
Revenues from hotel operations:
 Room revenue as defined by lease.............   $19,576         $18,208
 Other revenue................................     2,141           2,124
                                                 -------         -------
  Total revenues..............................    21,717          20,332

Expenses:
 Operating expenses...........................    10,419           7,169
 Percentage lease expense.....................     7,449           6,808
 Advertising..................................     1,596           1,503
 Other expenses...............................     3,010           6,457
                                                 -------         -------
  Total expenses..............................    22,474          21,937
                                                 -------         -------
Net loss......................................   $  (757)        $(1,605)
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

                                    For the Nine Month Period Ended
                                               October 31,
                                    -------------------------------
                                        1999               1998
                                       ------             ------
Occupancy                                62.1%              63.4%
Average Daily Rate (ADR)               $67.58             $66.34
Revenue Per Available Room (REVPAR)    $41.96             $42.06

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

                             RESULTS OF OPERATIONS

ACTUAL RESULTS OF OPERATIONS FOR THE CONSOLIDATED COMPANY

Comparison of the nine months ended October 31, 1999 with 1998 (InnSuites Hospitality Trust)

  For the nine months ended October 31, 1999, the Trust had total revenues of approximately $7.4 million compared to approximately $7.7 million for the nine months ended October 31, 1998, a decrease of approximately $300,000 due to increased supply exceeding demand growth. Total expenses of approximately $7.3 (restated) million for the nine months ended October 31, 1999 was an increase of approximately $1.2 million (restated) over expenses of $6.1 million for the nine months ended October 31, 1998.

  General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the nine months ended October 31, 1999 and 1998, general and administrative expenses increased approximately $900,000 (restated) from $1.0 million primarily due to an increase in promotional programs, such as offering complimentary rooms and the write-off of a withdrawn public offering (restated).

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

  The Trust had net income before minority interest of approximately $149,000 (restated) in the nine months ended October 31, 1999, which represented a decrease of approximately $1.4 million (restated) from net income of approximately $1.5 million earned in the nine months ended October 31, 1998. After deducting minority interest of approximately $141,000 (restated), the Trust had a net loss attributable to shares of beneficial interest of approximately $8,000 (restated) and earnings per share of $.00 (restated) for the nine months ended October 31, 1999. This represented a decrease of approximately $129,000 (restated) in net income compared to net income of approximately $121,000 for the nine months ended October 31, 1998.


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

  Considering all of the changes and acquisitions mentioned above, the Trust had a net loss before minority interest of $180,000 in the quarter ended October 31, 1999, compared to $840,000 net income reported in the quarter ended October

31, 1998. After deducting minority interest of $81,000 (restated), the Trust had a net loss attributable to shares of beneficial interest of $99,000 (restated) and a basic and diluted loss per share of $.04 (restated) for the quarter ended October 31, 1999, compared with net income attributable to shares of beneficial interest of $45,000 and earnings per share of $.02 for the quarter ended October 31, 1998. The loss experienced for the quarter ended October 31, 1999 is attributable to the decreased revenues for the quarter.

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



                                                            FUNDS FROM OPERATIONS (FFO)
                                                             For the Nine-Month Period
                                                                  Ended October 31
                                                                    (unaudited)
                                                            ----------------------------
                                                               (amounts in thousands)
                                                                 1999           1998
                                                              (Restated)
                                                            -------------   ------------

Net Income attributable to shares of beneficial interest        $  (8)         $ 121

Depreciation and Amortization (Trust's portion)                   729            172
                                                                -----          -----
Funds from Operations (FFO)                                     $ 721          $ 293

  FFO increased from $293,000 in the period ended October 31, 1998 to $721,000 (restated) for the period ended October 31, 1999. As noted above, FFO is a common tool used to measure the ability of a REIT to provide funds for various operating, investing, and capital improvement activities. The increase in FFO attributable to the nine months ended October 31, 1999 over the nine months ended October 31, 1998 is primarily due to the increase in the Trust's ownership interest in the Partnership.

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

Dated:  AUGUST 8, 2000             INNSUITES HOSPITALITY TRUST (Registrant)

                                   By: /s/ Anthony B. Waters
                                   -----------------------------------------
                                       Anthony B. Waters
                                       Chief Financial Officer