Form 10-Q
period 2000-07-30
INNSUITES HOSPITALITY TRUST
filed 2000-09-14
CIK 82473

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

                               -----------------

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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


         Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of outstanding Shares of Beneficial Interest, without par value, as of September 1, 2000: 2,170,569

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                           INNSUITES HOSPITALITY TRUST

                           CONSOLIDATED BALANCE SHEETS

                                                                       JULY 31, 2000       JANUARY 31, 2000
                                                                      -------------       ----------------
Assets                                                                   (UNAUDITED)             (AUDITED)

  Hotel properties, net                                                  $ 63,800,714           64,479,347
  Cash and cash equivalents                                                   306,724              208,109
  Rent receivable from affiliates, net of $3,765,679
    and $2,845,732 allowance respectively                                           -                    -
  Interest receivable and other assets                                        680,256              618,063
                                                                        -------------          -----------
Total assets                                                             $ 64,787,694           65,305,519
                                                                        =============          ==========
Liabilities and shareholders' equity
Liabilities
  Mortgage notes payable                                                   24,395,041           24,251,662
  Notes payable to banks                                                   11,300,000           11,300,000
  Notes payable to related parties                                            745,000              225,000
  Advances payable to related parties                                       3,650,000            2,970,000
  Accounts payable and accrued expenses                                       895,735            1,138,168
                                                                        -------------          -----------
Total liabilities                                                          40,985,776           39,884,830
Minority interest in partnership                                           16,015,584           16,789,423
Shareholders' equity

  Shares of beneficial interest, without par value; unlimited authorization; 2,174,069 and 2,507,949 shares issued
    and outstanding at July 31 and January 31, 2000, respectively           9,144,370            9,093,020
  Treasury stock                                                           (1,358,036)            (461,754)
                                                                        -------------          -----------
Total shareholders' equity                                                  7,786,334            8,631,266
                                                                        -------------          -----------
Total liabilities and shareholders' equity                               $ 64,787,694           65,305,519
                                                                        =============          ===========

            See accompanying notes to unaudited financial statements.

                           INNSUITES HOSPITALITY TRUST

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                           FOR THE SIX MONTHS ENDED JULY 31,
                                                                               2000                  1999
                                                                            ---------             ----------
                                                                                                  (restated)
Revenues
  Rent revenue from affiliate                                              $ 5,392,810             5,358,494
  Interest income                                                                4,446                19,876
  Other income                                                                  10,312                 9,591
                                                                           -----------           -----------
Total revenues                                                               5,407,568             5,387,961
                                                                           -----------           -----------
Expenses
  Real estate depreciation                                                   1,350,909             1,277,220
  Real estate and personal property taxes, insurance and ground rent           680,193               643,930
  General and administrative                                                 1,408,030             1,483,085
  Interest on mortgage notes payable                                         1,105,996             1,040,032
  Interest on notes payable to banks                                           513,341               484,213
  Interest on notes payable to related parties                                 100,973                85,391
  Amortization of loan fees                                                     47,807                44,434
                                                                           -----------           -----------
Total expenses                                                               5,207,249             5,058,305
                                                                           -----------           -----------
Income before minority interest                                                200,319               329,656
Less: minority interest                                                        211,343               239,030
                                                                           -----------           -----------
Net income (loss) attributable to shares of beneficial interest            $   (11,024)               90,626
                                                                           ===========           ===========
Earnings (loss) per share - basic                                          $     (0.00)                 0.04
                                                                           ===========           ===========
Weighted average number of shares outstanding - basic                        2,458,366             2,311,196
                                                                           ===========           ===========
Earnings (loss) per share - diluted                                        $     (0.00)                 0.03
                                                                           ===========           ===========
Weighted average number of shares outstanding - diluted                      2,458,366            10,047,282
                                                                           ===========           ===========

             See accompanying notes to unaudited financial statements.

                           INNSUITES HOSPITALITY TRUST

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                           FOR THE THREE MONTHS ENDED JULY 31,
                                                                                2000                 1999
                                                                             ---------            ---------
                                                                                                  (restated)
Revenues
  Rent revenue from affiliate                                              $ 2,073,764             2,102,983
  Interest income                                                                2,183                     -
  Other income                                                                  10,312                     -
                                                                           -----------           -----------
Total revenues                                                               2,086,259             2,102,983
                                                                           -----------           -----------
  Expenses
  Real estate depreciation                                                     685,202               658,857
  Real estate and personal property taxes, insurance and ground rent           337,341               268,203
  General and administrative                                                   939,144               965,709
  Interest on mortgage notes payable                                           560,896               536,482
  Interest on notes payable to banks                                           267,444               233,007
  Interest on notes payable to related parties                                  51,143                60,180
  Amortization of loan fees                                                     31,543                44,177
                                                                           -----------           -----------
Total expenses                                                               2,872,713             2,766,615
                                                                           -----------           -----------
Loss before minority interest                                                 (786,454)             (663,632)
Less: minority interest                                                       (382,941)             (367,811)
                                                                           -----------           -----------
Net loss attributable to shares of beneficial interest                     $  (403,513)             (295,821)
                                                                           ===========           ===========
Loss per share - basic and diluted                                         $     (0.17)                (0.13)
                                                                           ===========           ===========
Weighted average number of shares outstanding - basic and diluted            2,441,244             2,301,258
                                                                           ===========           ===========

             See accompanying notes to unaudited financial statements.

                           INNSUITES HOSPITALITY TRUST

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                           FOR THE SIX MONTHS ENDED JULY 31,
                                                                                2000                 1999
                                                                             ---------            ---------
                                                                                                 (restated)
Cash flows from operating activities:
Net income (loss)                                                          $   (11,024)               90,626
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Stock option compensation expense                                             26,258                     -
  Minority interest                                                            211,343               239,030
  Depreciation and amortization                                              1,398,716             1,321,654
  (Increase) in rent receivable from affiliates                               (919,947)             (192,376)
  Provision for uncollectible receivable from affiliate                        919,947                     -
  (Increase) decrease in interest receivable and other assets                 (110,000)              280,274
  (Decrease) in accounts payable and accrued expenses                         (242,434)             (570,927)
                                                                           -----------           -----------
Net cash provided by operating activities                                  $ 1,272,859             1,168,281
                                                                           -----------           -----------
Cash flows from investing activities:
  Improvements and additions to hotel properties                              (790,341)           (1,216,671)
  Disposal of FF&E                                                              97,502                     -
  Sale of land                                                                  20,564                     -
                                                                           -----------           -----------
Net cash used in investing activities                                      $  (672,275)           (1,216,671)
                                                                           -----------           -----------
Cash flows from financing activities:
  Payments of mortgage notes payable                                          (356,621)             (879,674)
  Refinancing of mortgage notes payable                                        500,000             1,751,920
  Payments of other notes payable                                             (225,000)             (450,000)
  Repurchase of partnership units                                             (823,822)             (396,647)
  Repurchase of stock                                                         (896,282)                    -
  Payment of dividends                                                         (52,656)                    -
  Other distributions to owners                                                (72,588)                    -
  Advances from related parties                                              1,795,000               337,218
  Payments on advances from related parties                                   (370,000)                    -
                                                                           -----------           -----------
Net cash provided by (used in) financing activities                        $  (501,969)              362,817
                                                                           -----------           -----------
Net increase in cash and cash equivalents                                  $    98,615               314,427
Cash at beginning of period                                                $   208,109               420,935
                                                                           -----------           -----------
Cash at end of period                                                      $   306,724               735,362
                                                                           ===========           ===========

           See accompanying notes to unaudited financial statements.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS As
             of and for the six months ended July 31, 2000 and 1999

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

         On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. (BPI), which owned a hotel located in Scottsdale, Arizona (InnSuites Hotels Scottsdale). These seven hotels are collectively referred to as the "Initial Hotels." The Initial Hotels, together with subsequent hotel acquisitions, are referred to herein as the "Hotels". The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the "Lessee"), pursuant to leases, which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent (Base Rent) or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James
F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.

         The Trust's general partnership interest in the Partnership was 47.75% on July 31, 2000, and 45.13% (weighted average) for the six months ended July 31, 2000.

Partnership Agreement

         The Partnership Agreement provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of July 31, 2000, a total of 1,676,835 Class A limited partnership units were issued and outstanding. Additionally a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,903,199 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

Basis of Presentation

         As sole general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership are consolidated with the Trust. All significant intercompany transactions and balances have been eliminated.

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K/A as of and for the year ended January 31, 2000.

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

         For the six months ended July 31, 2000 and 1999, there were Class A and Class B partnership units outstanding, which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the aggregated weighted-average of these shares of beneficial interest would be 7,257,319 in the first six months of fiscal 2001 and 7,736,086 in the first six months of fiscal 2000. These shares are anti-dilutive due to the loses for the first six months of fiscal year 2001 and are dilutive due to the earnings for the first six months of fiscal 2000.

     For the six months ended July 31, 2000 and 1999, 357,600 and 402,400 stock options, respectively, are not included in the computation of diluted earnings per share since the option exercise prices were greater than the average market price of the shares of beneficial interest.

4.       ACQUISITIONS:

         There were no hotel acquisitions during the first six months of fiscal 2001.

5.       CREDIT FACILITY:

         On April 16, 1998, the Trust obtained a $12 million Credit Facility (the "Credit Facility") from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate (LIBOR + 2.75%). By its terms, the Credit Facility will expire in approximately nine months on April 16, 2001, subject to renewal. The terms of the Credit Facility require the Trust to maintain a net worth (combined with minority interest) of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.75 to 1.0 (renegotiated), a net operating income to debt service relating to encumbered properties ratio of not less than 1.30 to 1.0, and a net operating income to debt service ratio of not less than 1.25 to
1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business, or unreasonably suspend its business.

6.       PERCENTAGE LEASE AGREEMENTS:

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

Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for each of the next five years and in total thereafter are as follows:

          Fiscal Year
          ---------
            2001                 $      3,425,000
            2002                        6,850,000
            2003                        6,850,000
            2004                        6,850,000
            2005                        6,850,000
        Thereafter                     20,550,000
                                 ----------------
                                 $     51,375,000
                                 ================

The Trust earned approximately $5.4 million in rent revenue during both the first six months of fiscal 2001 and 2000, of which approximately $2.0 million and $1.9 million, respectively, was in excess of base rent. After a review of projected cash flows to assess the future collectiblity of current rents, the Trust recorded a provision for uncollectible rent receivables of $919,947 for the first six months of fiscal 2001.

7.       RELATED PARTY TRANSACTIONS:

         The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

         Wirth is a 9.8% indirect shareholder of the Lessee. At July 31, 2000 the Trust had a $215,000 receivable from the Lessee.

         The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 shares of beneficial interest in the Trust in exchange for their interests in the Initial Hotels. As of July 31, 2000, Wirth and his affiliates held 5,226,364 Class B limited partnership units. As of July 31, 2000 Wirth and his affiliates held 572,813 shares of beneficial interest in the Trust.

         At July 31, 2000, the Trust owned a 47.75% interest in the ten hotels (the "Hotels") through its sole general partner's interest in the Partnership. This change in ownership resulted primarily from the following transactions:

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

         The Trust repurchased 348,237 in the first six months of fiscal 2001 and 131,493 in all of fiscal 2000 of the Partnership's Class A units at a weighted average price per unit of $2.37 and $4.10, respectively. Of these units 148,237 were retired and 300,000 units were reclassified from Class A units to General Partner units.

         The Trust paid interest on related party notes to James Wirth in the amount of $143,597 for the six months ended July 31, 2000.

         The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. Under the terms of the Partnership Agreement, the Partnership is required to reimburse the Trust for all cash expenses.

         Loans payable to related parties consists of funds provided by James F. Wirth to repurchase Partnership units and to fund working capital and capital improvement needs and a note payable to Steve Robson to repurchase Partnership Class A units. The aggregate amounts outstanding were approximately $4.4 million and $3.0 million as of July 31 and January 31, 2000, respectively. The loans payable to related parties are as follows:

         Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments are due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership.

         Wirth received an unsecured promissory note that consolidated four outstanding unsecured loans to the Trust totaling $600,000. The loan amounts consolidated were $200,000, $120,000, $30,000 and $250,000, all bearing interest at 7% per year with varying maturities. Interest on these four notes through July 31, 2000 was approximately $41,999 which was subsequently paid on August 15, 2000 according to the unsecured consolidated promissory note. The loans were used to fund operations, to pay down the outstanding loan to the Partnership and to pay dividends declared October 12, 1999. The unsecured consolidated promissory note from the Trust in the amount of $600,000, bearing interest at 7% per year, became effective August 1, 2000. The unpaid principal balance and accrued interest on the unsecured consolidated promissory note is due on May 15, 2001.

         Suite Hotels Limited Liability Company, owned directly or indirectly by Wirth, made an unsecured loan to the Trust in the amount of $180,000, bearing interest at 7% per year, effective June 8, 2000. The unpaid principal balance and accrued interest is due on May 15, 2001. The Trust used the proceeds to fund operations.

         InnSuites Innternational Hotels, Inc., owned directly or indirectly by Wirth, made an unsecured loan to the Trust in the amount of $100,000, bearing interest at 7% per year, effective July 6, 2000. The unpaid principal balance and accrued interest is due on May 15, 2001. The Trust used the proceeds to fund operations.

         Pepper Tree/Freeway Community Limited Partnership, owned directly or indirectly by Wirth, made an unsecured loan to the Trust in the amount of $50,000, bearing interest at 7% per year, effective July 28, 2000. The unpaid principal balance and accrued interest is due on May 15, 2001. The Trust used the proceeds to fund operations.

         On July 27, 2000, the Trust repurchased 300,00 of its shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the amount of $723,000. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $723,000 bear interest at 7% per year, effective July 27, 2000. The unpaid principal balances and accrued interest are due at various dates ranging from August 27, 2000 to July 27, 2003.

         On July 27, 2000, the Trust purchased 311,326 of the Partnership's Class A units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a secured promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory in the amount of $745,000 bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is to be amortized over 36 months. The final payment is due August 27, 2003.

8.       STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

         The Trust issued 47,320 shares of beneficial interest during the six months ended July 31, 2000 valued at $102,285 in exchange for Class A limited partnership units.

          The Trust paid $125,244 in dividends and distributions in the six months ended July 31, 2000.

9. STATEMENTS OF OPERATIONS OF INNSUITES HOTELS, INC. (LESSEE) Certain condensed financial information related to the Lessee's operations is as follows:

                           (AMOUNTS IN THOUSANDS)
                                                   SIX MONTHS ENDED JULY 31,
                                                      2000            1999
                                                    --------         -------
Revenues from hotel operations
  Room, food and beverage                          $ 15,031           15,080
  Other                                                 553              467
                                                   --------         --------
Total revenues                                       15,584           15,547
Expenses
  Departmental                                        4,783            4,620
  Percentage rent                                     5,393            5,419
  Advertising                                         1,144            1,108
  Other                                               4,946            4,436
                                                   --------         --------
Total expenses                                       16,266           15,583
                                                   --------         --------
Net loss                                           $   (682)             (36)
                                                   ========         ========

10.      SUBSEQUENT EVENTS:

         On August 30, 2000, Albuquerque Suite Hospitality, LLC, a 100% owned subsidiary of the Partnership, purchased the 122 suite Albuquerque Best Western Airport Inn located in Albuquerque, New Mexico for $2.1 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

         At July 31, 2000, the Trust owned a 47.75% interest in the Hotels through its sole general partner's interest in the Partnership.

         The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all cash expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the six-month period ended July 31, 2000, base rent and percentage rent in the aggregate amount of $5.4 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. In comparing the first six months of fiscal 2001 and 2000, ADR decreased $0.82 or 1.16% to $69.80 in the first six months of fiscal 2001 from $70.62 in the first six months of fiscal 2000, primarily due to a conscious effort to drive additional occupancy by managing down the ADR. Occupancy increased by 3.5% to 68.1% in the first six months of fiscal 2001 from 64.6% in the first six months of fiscal 2000 primarily as the result of the rate management activity. This resulted in an increase in REVPAR of $1.92 or 4.21% to $47.53 in the first six months of fiscal 2001 from $45.61 in the first six months of fiscal 2000.

         The following table shows certain historical financial and other information for the periods indicated.

                                            FOR THE SIX MONTHS ENDED
                                                    JULY 31,
                                              2000            1999
                                             -------         -------
Occupancy                                      68.1%          64.6%
Average daily rate (ADR)                     $ 69.80        $ 70.62
Revenue per available room (REPAR)           $ 47.53        $ 45.61

         No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" (SAB No. 101) which was subsequently amended by SAB No. 101A and 101B in March and June 2000, respectively. These amendments delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Trust's management believes that the implementation of SAB No. 101 will not have a material effect on the financial statements.

Results of Operations of the Trust for the six months ended July 31, 2000 compared to the six months ended July 31, 1999

         For the six months ended July 31, 2000, the Trust had revenues of approximately $5.4 million compared to a similar amount for the six months ended July 31, 1999. Total expenses increased approximately $149,000 or 2.9% primarily due to a combination of the reduction in variable expenses by approximately $39,000 or 1.8% and an increase in fixed expenses by approximately $188,000 or 6.4%. Variable expenses are general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent. Fixed expenses are depreciation and amortization and interest expense.

         Real estate depreciation for the six months ended July 31, 2000 compared to the six months ended July 31, 1999 increased approximately $74,000 or 5.8% to approximately $1,351,000 from approximately $1,277,000, respectively. The increase was primarily due to an increase in capitalized refurbishment in the periods after July 31, 1999.

         Real estate and personal property taxes, insurance and ground rent increased approximately $36,000 or 5.6% to approximately $680,000 from approximately $644,000 in comparing the six months ended July 31, 2000 and 1999, respectively. The increase was primarily due to increased property tax assessments made by local and state governments on our San Diego and Tucson Oracle properties.

         General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the six months ended July 31, 2000 and 1999, general and administrative expenses decreased approximately $75,000 or 5.1% to approximately $1,408,000 from approximately $1,483,000, respectively. The decrease of approximately $75,000 was primarily due to a combination of the final settlement of accounting and legal charges of approximately $300,000 associated with the Trust's closing of the Cleveland office and the write off of approximately

$575,000 for a withdrawn public offering in the six months ended July 31, 1999 and the provisions for uncollectible rent in the six months ended July 31, 2000 of approximately $920,000.

         Total interest expense increased approximately $110,000 or 6.9% to approximately $1,720,000 from approximately $1,610,000 in comparing the six months ended July 31, 2000 and 1999, respectively. Interest on mortgage notes payable increased approximately $66,000 or 6.3% to approximately $1,106,000 from approximately $1,040,000 in comparing the six months ended July 31, 2000 and 1999, respectively. The increase was primarily due to net additional borrowings of approximately $2.3 million during fiscal 2000 for a loan modification relating to the Northern Phoenix property and the refinancing of the San Diego property. Interest on notes payable to related parties increased approximately $16,000 or 18.2% to approximately $101,000 from approximately $85,000 due to additional loans from Wirth during the second half of fiscal 2000. Interest on notes payable to banks increased approximately $29,000 or 6.0% to approximately $513,000 from approximately $484,000 in comparing the six months ended July 31, 2000 and 1999, respectively. The increase was primarily due to a slight increase in the variable rate paid on the $12 million credit facility.

         Amortization of loan fees was approximately $48,000 for the six months ended July 31, 2000.

Results of Operations of the Trust for the three months ended July 31, 2000 compared to the three months ended July 31, 1999

         For the three months ended July 31, 2000, the Trust had revenues of approximately $2.1 million compared to a similar amount for the three months ended July 31, 1999. Total expenses increased approximately $106,000 or 3.8% primarily due to a combination of an increase in variable expenses by approximately $42,000 or 3.5% and an increase in fixed expenses by approximately $64,000 or 4.1%. Variable expenses are general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent. Fixed expenses are depreciation and amortization and interest expense.

         Real estate depreciation for the three months ended July 31, 2000 compared to the three months ended July 31, 1999 increased approximately $26,000 or 4.0% to approximately $685,000 from approximately $659,000, respectively. The increase was primarily due to an increase in capitalized refurbishment costs in fiscal 2001 and the latter half of fiscal 2000.

         Real estate and personal property taxes, insurance and ground rent increased approximately $69,000 or 25.8% to approximately $337,000 from approximately $268,000 in comparing the three months ended July 31, 2000 and 1999, respectively. The increase was primarily due to increased property tax assessments made by local and state governments on our San Diego and Tucson Oracle properties.

         General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the quarters ended July 31, 2000 and 1999, general and administrative expenses decreased approximately $27,000 or 2.8% to approximately $939,000 from approximately $966,000, respectively. The decrease of approximately $27,000 was primarily due to a combination of the write off of $575,000 for a withdrawn public offering in the three months ended July 31, 1999 and the provision of approximately $665,000 for uncollected rent in the three months ended July 31,2000 partially offset by the elimination of a complimentary rooms program which reduced expenses by approximately $135,000 in the three months ended July 31, 2000.

         Total interest expense increased approximately $49,000 or 6.0% to approximately $879,000 from approximately $830,000 in comparing the three months ended July 31, 2000 and 1999, respectively. Interest on mortgage notes payable increased approximately $25,000 or 4.6% to approximately $561,000 from approximately $536,000 in comparing the three months ended July 31, 2000 and 1999, respectively.

The increase was primarily due to net additional borrowings of approximately $2.3 million during fiscal 2000 for a loan modification relating to the Northern Phoenix property and the refinancing of the San Diego property. Interest on notes payable to related parties decreased approximately $9,000 or 15% to approximately $51,000 from approximately $60,000 due to the payoff of loans from Wirth during the first quarter of fiscal 2001. Interest on notes payable to banks increased approximately $34,000 or 14.8% to approximately $267,000 from approximately $233,000 in comparing the three months ended July 31, 2000 and 1999, respectively. The increase was primarily due to a slight increase in the variable rate paid on the $12 million credit facility.

         Amortization of loan fees was approximately $32,000 for the three months ended July 31, 2000.

Funds from Operations (FFO)

         The Trust notes that industry analysts and investors use Funds From Operations (FFO) as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, as amended January 1, 2000, which is calculated (in the Trust's case) as net income plus depreciation and amortization, and loss on disposals and extraordinary items, if applicable. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

                                                   FUNDS FROM OPERATIONS
                                               FOR THE SIX MONTHS ENDED JULY 31,
                                                     (Amounts in thousands)
                                                     2000          1999
                                                    ------        ------
Net income (loss) attributable to
  common stockholders                                $ (11)         91
Depreciation                                         1,351       1,277
Minority interest share of depreciation               (741)       (811)
                                                    ------       -----
Funds from operations (FFO)                          $ 599         557
                                                    ======       =====

         FFO increased to approximately $599,000 from approximately $557,000 when comparing the first six months of fiscal 2001 and 2000, respectively. The increase of approximately $42,000 or 7.5% was primarily due to the increased ownership interest that the Trust has in the Partnership.

Results of Operations of the Innsuites Hotels Inc., the Lessee, for the six months ended July 31, 2000 compared to the six months ended July 31, 1999

         For the six months ended July 31, 2000, the Lessee had total revenues of approximately $15.6 million compared to approximately $15.5 for the six months ended July 31, 1999. This slight increase in total revenue was primarily due to a decrease in room, food and beverage revenue of approximately $49,000 offset by an increase of approximately $86,000 or 18.4% in other revenue.

         Departmental expenses, which include operating expenses for the rooms, food and beverage, telecommunications, and miscellaneous departments, increased approximately $163,000 or 3.5% to approximately $4.8 million from approximately $4.6 million for the six months ended July 31, 2000 and 1999, respectively. This increase was primarily due to an overall increase in operating expenses in all departments consistent with the rate of inflation.

         Percentage lease expense decreased by approximately $26,000 or less than 1.0% remaining at approximately $5.4 million for the six month periods ended July 31, 2000 and 1999. The slight decrease was primarily due to a decrease in room revenues, which the percentage lease expenses are primarily based on, for the six months ended July 31, 2000.

         Advertising expense for the six months ended July 31, 2000 increased approximately $36,000 or approximately 3.3%.

         Other expenses include general and administrative, maintenance, hospitality, utility, and insurance expenses. These expenses were approximately $4.9 million for the six months ended July 31, 2000 compared to approximately $4.4 million for the six months ended July 31, 1999. The increase of approximately $510,000 or 11.5% was primarily due to increased general and administrative expenses of approximately $320,000 and inflationary increases in utility, hospitality maintenance and insurances expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust, through its ownership interest in the Partnership, has its proportionate share of the benefits and obligations of the Partnership's ownership interests in the Hotels. The Trust's principal sources of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. For the six months ended July 31, 2000 and 1999, the Trust recorded a provision of approximately $920,000 and $0 for uncollectible receivables, respectively. These charges reflect the Trust's assessment of the collectibility of its receivables, which primarily consists of rent receivable from the Lessee, based on an evaluation of the Lessee's estimated future cash flows. The Trust's management may restructure and acquire the Lessee in January 2001 following the guidelines of the REIT Modernization Act.

         As of July 31, 2000, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements set aside annually, as described below.

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

         On April 16, 1998, the Trust obtained a $12 million Credit Facility (the "Credit Facility") from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate. By its terms, the Credit Facility will expire in approximately nine months on April 16, 2001, subject to renewal. The terms of the Credit Facility require the Trust to maintain a net worth (combined with minority interest) of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.75 to 1.0 (renegotiated), a net operating income to debt service relating to encumbered properties ratio of not less than 1.30 to 1.0, and a net operating income to debt service ratio of not less than 1.25 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business, or unreasonably suspend its business.

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

         Subsequent to July 31, 2000, on August 30, 2000, Albuquerque Suite Hospitality, LLC, a 100% owned subsidiary of the Partnership, purchased the 122 suite Albuquerque Best Western Airport Inn located in Albuquerque, New Mexico for $2.1 million. The funds utilized for the purchase price were secured by a first mortgage in the amount of $1,575,000 and the remaining amount was loaned by Wirth.

         The Partnership continues to contribute to a Capital Expenditures Fund (the "Fund") from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the six months ended July 31, 2000, the Hotels spent approximately $790,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue-producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels (Lessee) also spent $899,604 during the six months ended July 31, 2000 on repairs and maintenance and these amounts have been charged to expense as incurred.

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

         The Trust's largest fixed expense is the depreciation of the investment in Hotel properties. The Trust's variable expenses, which are subject to inflation, represented approximately 38.6% of revenues for the six months ended July 31, 2000. These variable expenses (general and administrative costs, as well as real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust's debt structure during the six months ended July 31, 2000.

                                     PART II

                                OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On July 17, 2000, the Trust held its Annual Meeting of Shareholders to consider the election of Trustees. Prior to such meeting, the Trust provided notice of the Annual Meeting and solicited proxies through the Trust's definitive Proxy Statement, dated June 16, 2000, wherein the considered transactions were described to the shareholders.

         Shareholders representing 2,320,488 of the voting shares of the Trust were present at the Annual Meeting, in person or by proxy, representing a quorum for such Annual Meeting. The considered transactions were properly placed before the shareholders for adoption and approval. Following the votes of the shareholders, such votes were certified by the Inspector of Election of the Annual Meeting as follows:

                                                                                            ABSTENTION AND
                                                             FOR           AGAINST        BROKER NON-VOTES
                                                           ------        -----------      ----------------
ELECTION OF TRUSTEES:
Marc E. Berg ..........................................    2,253,246            0                67,242
Lee J. Flory ..........................................    2,262,494            0                57,994

         Based upon the above-described votes of the shareholders, Marc E. Berg and Lee J. Flory were elected as trustees whose terms expire in 2003. The current terms of James F. Wirth and Peter A. Thoma will expire in 2001 and the current terms of Edward G. Hill and Steven S. Robson will expire in 2002.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)
         EXHIBIT
         NUMBER                             EXHIBIT
         ------                             -------

             10.1 Promissory Note dated June 8, 2000 by RRF Limited Partnership in favor of Suite Hotels Limited Liability Company.

             10.2 Promissory Note dated July 6, 2000 by InnSuites Hospitality Trust in favor of InnSuites Innternational Hotels, Inc.

              10.3 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Hulsey Hotels Corporation.

              10.4 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Hotels America Limited Liability Company.

              10.5 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Innternational Suites Corporation.

              10.6 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of InnSuites Innternational Inns & Resorts, Inc. (Az).

              10.7 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Trust FBO Eric Wirth.

              10.8 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Trust FBO Christopher Wirth.

              10.9 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Trust FBO Brian Wirth.

              10.10 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Trust FBO Pamela Wirth.

              10.11 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Pepper Tree/Freeway Community Limited Partnership.

              10.12 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of James F. Wirth.

              10.13 Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Steve S. Robson.

              10.14 Promissory Note dated July 28, 2000 by InnSuites Hospitality Trust in favor of Pepper Tree/Freeway Community Limited Partnership.

              10.15 Promissory Note dated August 1, 2000 by RRF Limited Partnership in favor of James F. Wirth.

              27.1             Financial Data Schedule.  (1)

(1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.

(b)      REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended July 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 14, 2000     INNSUITES HOSPITALITY TRUST (Registrant)

                               By: /s/  Anthony B. Waters
                                        ----------------------------------------
                                        Anthony B. Waters, Chief Financial
                                        Officer