Form 10-Q
period 2000-10-31
INNSUITES HOSPITALITY TRUST
filed 2000-12-15
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

         Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of outstanding Shares of Beneficial Interest, without par value, as of December 11, 2000: 2,197,227

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                           INNSUITES HOSPITALITY TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                         OCTOBER 31, 2000  JANUARY 31, 2000
                                                                         ----------------  ----------------
Assets                                                                      (UNAUDITED)        (AUDITED)
  Hotel properties, net                                                    $  65,814,101       64,479,347
  Cash and cash equivalents                                                           --          208,109
  Rent receivable from affiliates, net of $4,447,574
    and $2,845,732 allowance respectively                                             --               --
  Interest receivable and other assets                                           514,121          618,063
                                                                           -------------    -------------
Total assets                                                               $  66,328,222       65,305,519
                                                                           =============    =============
Liabilities and shareholders' equity
Liabilities
  Mortgage notes payable                                                      25,785,747       24,251,662
  Notes payable to banks                                                      11,300,000       11,300,000
  Notes payable to related parties                                               688,700          225,000
  Advances payable to related parties                                          4,811,203        2,970,000
  Accounts payable and accrued expenses                                        1,041,544        1,138,168
                                                                           -------------    -------------
Total liabilities                                                             43,627,194       39,884,830
Minority interest in partnership                                              15,426,840       16,789,423
Shareholders' equity
  Shares of beneficial interest, without par value; unlimited authorization; 2,180,272 and 2,507,949 shares issued and outstanding
    at October 31 and January 31, 2000, respectively                           8,650,473        9,093,020

  Treasury stock                                                              (1,376,285)        (461,754)
                                                                           -------------    -------------
Total shareholders' equity                                                     7,274,188        8,631,266
                                                                           -------------    -------------
Total liabilities and shareholders' equity                                 $  66,328,222       65,305,519
                                                                           =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                           INNSUITES HOSPITALITY TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                           2000           1999
                                                                       -----------    -----------
Revenues
  Rent revenue from affiliate                                          $ 7,552,207      7,389,428
  Interest income                                                            8,518         20,863
  Other income                                                              20,587         15,210
                                                                       -----------    -----------
Total revenues                                                           7,581,312      7,425,501
                                                                       -----------    -----------
Expenses
  Real estate depreciation                                               2,077,855      1,894,303
  Real estate and personal property taxes,
    insurance and ground rent                                            1,048,238      1,065,453
  General and administrative                                             2,446,705      1,902,937
  Interest on mortgage notes payable                                     1,693,112      1,544,610
  Interest on notes payable to banks                                       804,033        684,168
  Interest on notes payable to related parties                             176,048        135,692
  Amortization of loan fees                                                 89,929         48,998
                                                                       -----------    -----------
Total expenses                                                           8,335,920      7,276,161
                                                                       -----------    -----------
Income (loss) before minority interest                                    (754,608)       149,340
Less: minority interest                                                   (248,709)       140,946
                                                                       -----------    -----------
Net income (loss) attributable to shares of
  beneficial interest                                                  $  (505,899)         8,394
                                                                       ===========    ===========

Earnings (loss) per share - basic and diluted                          $     (0.21)          0.00
                                                                       ===========    ===========
Weighted average number of shares outstanding -
  basic and diluted                                                      2,364,593      2,330,349
                                                                       ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                           INNSUITES HOSPITALITY TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE MONTHS ENDED OCTOBER 31,
                                                                           2000           1999
                                                                       -----------    -----------
Revenues
  Rent revenue from affiliate                                          $ 2,159,397      2,030,934
  Interest income                                                            4,072            987
  Other income                                                              10,275          5,619
                                                                       -----------    -----------
Total revenues                                                           2,173,744      2,037,540
                                                                       -----------    -----------
Expenses
  Real estate depreciation                                                 726,947        617,083
  Real estate and personal property taxes,
    insurance and ground rent                                              368,045        421,523
  General and administrative                                             1,038,676        419,852
  Interest on mortgage notes payable                                       587,116        504,578
  Interest on notes payable to banks                                       290,692        199,955
  Interest on notes payable to related parties                              75,074         50,301
  Amortization of loan fees                                                 42,121          4,564
                                                                       -----------    -----------
Total expenses                                                           3,128,671      2,217,856
                                                                       -----------    -----------
Loss before minority interest                                             (954,927)      (180,316)
Less: minority interest                                                   (441,083)       (81,341)
                                                                       -----------    -----------
Net loss attributable to shares of beneficial interest                 $  (513,844)       (98,975)
                                                                       ===========    ===========
Loss per share - basic and diluted                                     $     (0.24)         (0.04)
                                                                       ===========    ===========
Weighted average number of shares outstanding - basic and diluted        2,177,047      2,368,656
                                                                       ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                           INNSUITES HOSPITALITY TRUST
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                     2000            1999
                                                                 -----------     -----------
Cash flows from operating activities:
Net income (loss)                                                $  (505,899)          8,394
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Stock option compensation expense                                   39,388              --
  Minority interest                                                 (248,709)        140,946
  Depreciation and amortization                                    2,167,784       1,943,301
  (Increase) in rent receivable from affiliates                   (1,601,842)       (201,553)
  Provision for uncollectible receivable from affiliate            1,601,842              --
  (Increase) decrease in interest receivable and other assets         14,012          16,703
  (Decrease) in accounts payable and accrued expenses               (234,374)     (1,318,881)
                                                                 -----------     -----------
Net cash provided by operating activities                        $ 1,232,202         588,910

Cash flows from investing activities:
  Acquisition of hotel                                            (2,100,000)             --
  Improvements and additions to hotel properties                  (1,430,675)     (1,514,556)
  Disposal of FF&E                                                    97,502              --
  Sale of land                                                        20,564              --
                                                                 -----------     -----------
Net cash used in investing activities                            $(3,412,609)     (1,514,556)

Cash flows from financing activities:
  Payments of mortgage notes payable                                (540,915)     (1,078,098)
  Refinancing of mortgage notes payable                              500,000       1,751,920
  Borrowings on mortgage notes payable                             1,575,000              --
  Repurchase of partnership units                                   (876,665)       (453,327)
  Repurchase of stock                                               (914,531)       (224,074)
  Payment of dividends                                               (71,622)             --
  Other distributions to owners                                     (141,621)             --
  Cash overdraft                                                     137,750
  Borrowings on notes payable to related parties                     745,000              --
  Payments on notes payable to related parties                      (281,300)       (225,000)
  Advances from related parties                                    2,654,943         836,218
  Payments on advances from related parties                         (813,741)             --
                                                                 -----------     -----------
Net cash provided by financing activities                        $ 1,972,298         607,639

Net increase in cash and cash equivalents                        $  (208,109)       (318,007)
Cash at beginning of period                                      $   208,109         420,935
                                                                 -----------     -----------
Cash at end of period                                            $        --         102,928
                                                                 ===========     ===========


     See accompanying notes to unaudited consolidated financial statements.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          As of and for the nine months ended October 31, 2000 and 1999


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION:

         InnSuites Hospitality Trust (the "Trust") is a real estate investment trust ("REIT") that owns, directly or indirectly, eleven hotels with 1,787 suites in Arizona, southern California and New Mexico. The hotels operate as InnSuites Hotels.

         Until January 31, 1998, the Trust, formerly known as Realty ReFund Trust, specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique that the Trust employed was wrap-around mortgage lending.

         On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 shares of beneficial interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. which owned a hotel located in Scottsdale, Arizona ("InnSuites Hotels Scottsdale"). These seven hotels are collectively referred to as the "Initial Hotels." The Initial Hotels, together with subsequent hotel acquisitions, are referred to herein as the "Hotels." The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the "Lessee"), pursuant to leases, which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent ("Base Rent") or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.

         The Trust's general partnership interest in the Partnership was 48.01% on October 31, 2000, and the weighted average for the nine months ended October 31, 2000 was 46.04%.

Partnership Agreement

         The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of shares of beneficial interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of October 31, 2000, a total of 1,642,282 Class A limited partnership units were issued and outstanding. Additionally a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,868,646 shares of beneficial interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

Basis of Presentation

         As sole general partner, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership are consolidated with the Trust. All significant intercompany transactions and balances have been eliminated.

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K/A as of and for the year ended January 31, 2000.

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

2.       REVENUE RECOGNITION:

         Trust revenues are recognized when earned. Minimum rent revenues are calculated and recognized monthly. Percentage rent is calculated quarterly and recognized if percentage rent is greater than minimum rent.

3.       EARNINGS PER SHARE:

         SFAS No. 128, "Earnings per Share" eliminates the concept of common stock equivalents and replaces "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic and diluted earnings per share have been computed based on the weighted-average number of shares outstanding during the periods.

         For the nine months ended October 31, 2000 and 1999, there were Class A and Class B partnership units outstanding, which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the aggregated weighted-average of these shares of beneficial interest would be 7,133,188 in the first nine months of fiscal 2001 and 7,687,566 in the first nine months of fiscal 2000. These shares are anti-dilutive due to the losses for the first nine months of fiscal year 2001 and are dilutive due to the earnings for the first nine months of fiscal 2000.

         For the nine months ended October 31, 2000 and 1999, 348,000 and 394,300 stock options, respectively, are not included in the computation of diluted earnings per share since the option exercise prices were greater than the average market price of the shares of beneficial interest.

4.       ACQUISITION:

         Effective August 30, 2000, Albuquerque Suite Hospitality, LLC, a wholly-owned subsidiary of the Partnership, acquired 100% of the ownership interest in a hotel located in Albuquerque, New Mexico for $2,100,000. The acquisition was funded with a first mortgage on the property in the amount of $1,575,000 and cash from loans made to the Partnership by Wirth and his affiliates.

5.       CREDIT FACILITY:

         On April 16, 1998, the Trust obtained a $12 million Credit Facility (the "Credit Facility") from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate (LIBOR + 2.75%). The interest rate was 9.37% on October 31, 2000. By its terms, the Credit Facility will expire in approximately four months on April 16, 2001. The terms of the Credit Facility require the Trust to maintain a net worth (combined with minority interest) of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.75 to 1.0, a net operating income to debt service relating to encumbered properties ratio of not less than 1.30 to 1.0, and a net operating income to debt service ratio of not less than 1.25 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business or unreasonably suspend its business.

         On December 12, 2000, the Trust notified Pacific Century Bank that the Trust was not in compliance with certain financial covenants contained in the Credit Facility. The Trust also applied for, but has not yet received, a waiver of such noncompliance from Pacific Century Bank. Under the terms of the Credit Facility, the Trust has 30 days from its receipt of written notice from Pacific Century Bank to cure its noncompliance, which 30-day period may be extended for up to an additional 90 days if noncompliance can not reasonably be cured within the 30-day period. If the Trust is not able to cure its noncompliance within the cure period, the Trust will be in default of the Credit Facility and the $11.3 million drawn from the Credit Facility by the Trust may become immediately due and payable. The Trust continues to actively seek individual loans on each of the three Hotels which are currently securing the Credit Facility and expects to have new financing in place to pay off the Credit Facility prior to its expiration on April 16, 2001. To date, Pacific Century Bank has not declared the Credit Facility due and payable.

         During the third quarter of fiscal 2001, the Trust was notified that Pacific Century Bank would not renew the Credit Facility when it expires on April 16, 2001 due to a decision by Pacific Century Bank to cease funding hospitality operations. Pacific Century Bank has also announced that they are selling their Arizona branches. The Trust is actively seeking individual loans on each of the three Hotels securing the Credit Facility and expects to have new financing in place before the expiration date.


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

Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for each of the next five years and in total thereafter are as follows:

                FISCAL YEAR
                -----------
                    2001              $   1,818,750
                    2002                  6,850,000
                    2003                  6,850,000
                    2004                  6,850,000
                    2005                  6,850,000
                 Thereafter              16,816,667
                                      -------------
                                      $  46,035,417
                                      =============

The Trust earned approximately $7.6 million and $7.4 million in rent revenue during the first nine months of fiscal 2001 and 2000, respectively. The revenues during both nine month periods were in excess of base rent by approximately $2.3 million. After a review of projected cash flows to assess the future collectibility of current rents, the Trust recorded a provision for uncollectible rent receivables of approximately $1.6 million for the first nine months of fiscal 2001.


7.       RELATED PARTY TRANSACTIONS:

         The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

         Wirth is a 9.8% indirect shareholder of the Lessee.

         During the third quarter ended October 31, 2000, the Lessee paid $215,000 to the Partnership to satisfy loan obligations.

         The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 shares of beneficial interest in the Trust in exchange for their interests in the Initial Hotels. As of October 31, 2000, Wirth and his affiliates held 5,226,364 Class B limited partnership units. As of October 31, 2000 Wirth and his affiliates held 582,813 shares of beneficial interest in the Trust.

         At October 31, 2000, the Trust owned a 48.01% interest in the eleven hotels (the "Hotels") through its sole general partner's interest in the Partnership. This change in ownership resulted primarily from the following transactions:

         On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million. This transaction was fully funded by Mr. Wirth who provided an unsecured loan to the Trust at 7% interest payable annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004.

         On April 2, 1999, the Partnership made an unsecured loan to the Trust in the amount of $2.6 million. Annual interest only payments are due on March 1 of each year and are based on a 7% interest rate. The unpaid principal balance is due at maturity on April 2, 2006. The Trust used the proceeds of that loan to purchase 1.3 million general partner units in the Partnership. The money loaned by the Partnership was generated by refinancing the Northern Phoenix hotel and borrowing an additional $1.8 million that was secured by a mortgage on that property. The original mortgage note on the property was restructured to match the terms of the refinanced note, which bears interest at 8.25% and matures on April 1, 2014. Monthly principal and interest payments began on April 1, 1999.

         As of April 2, 1999, the Trust transferred, at historical cost of approximately $7 million, its interest in InnSuites Hotels Scottsdale to the Partnership in exchange for 1.6 million general partner units.

         The Trust repurchased 370,487 of the Partnership's Class A units in the first nine months of fiscal 2001 and 131,493 of the Partnership's Class A units in all of fiscal 2000 at a weighted average price per unit of $2.37 and $4.10, respectively. Of these units, 160,904 were retired and 341,076 units were reclassified from Class A units to General Partner units.

         The Trust paid interest on related party notes to Wirth in the amount of $186,431 for the nine months ended October 31, 2000.

         The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. Under the terms of the Partnership Agreement, the Partnership is required to reimburse the Trust for all cash expenses.

         Loans payable to related parties and notes payable to related parties consists of funds provided by Wirth and his affiliates to repurchase Partnership units, acquire hotel properties and fund working capital and capital improvement needs and a note payable to Steve Robson to repurchase Partnership Class A limited partnership units. The aggregate amounts outstanding were approximately $5.5 million and $3.0 million as of October 31 and January 31, 2000, respectively. The loans payable to related parties are as follows:

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

         Suite Hotels Limited Liability Company, owned directly or indirectly by Wirth, made an unsecured loan to the Trust in the amount of $180,000, bearing interest at 7% per year, effective June 8, 2000. The unpaid principal balance and accrued interest is due on May 15, 2001. The Trust used the proceeds to fund operations. During the third quarter ended October 31, 2000, the Trust paid the loan in full.

         InnSuites Innternational Hotels, Inc. owned directly or indirectly by Wirth, made an unsecured loan to the Trust in the amount of $100,000, bearing interest at 7% per year, effective July 6, 2000. The unpaid principal balance and accrued interest is due on May 15, 2001. The Trust used the proceeds to fund operations. During the third quarter ended October 31, 2000, the Trust paid the loan in full.

         On July 27, 2000, the Partnership repurchased 300,000 of the Trust's shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the amount of $723,000. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $723,000 bear interest at 7% per year, effective July 27, 2000. The unpaid principal balances and accrued interest are due at various dates ranging from August 27, 2000 to July 27, 2003. All payments have been made as scheduled. The balance on October 31, 2000 was $654,009.

         On July 27, 2000, the Trust purchased 311,326 of the Partnership's Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a secured promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note in the amount of $745,000 bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is to be amortized over 36 months. The final payment is due August 27, 2003. All payments have been made as scheduled. The balance on October 31, 2000 was $688,700.

         Pepper Tree/Freeway Community Limited Partnership, owned directly or indirectly by Wirth, made an unsecured loan to the Trust in the amount of $50,000, bearing interest at 7% per year, effective July 28, 2000. The unpaid principal balance and accrued interest is due on May 15, 2001. The Trust used the proceeds to fund operations. During the third quarter ended October 31, 2000, the Trust paid the loan in full.

         Pepper Tree/Freeway Community Limited Partnership, owned directly or indirectly by Wirth, made two (2) unsecured loans to the Trust in the amount of $200,000 and $150,000, both bearing interest at 7% per year, effective August 14 and September 12, 2000, respectively. The unpaid principal balance and accrued interest is due on May 15 and May 30, 2001, respectively. The Trust used the proceeds to fund operations. During the third quarter ended October 31, 2000, the Trust paid the loans in full.

         Wirth made six (6) unsecured loans to the Trust in the total amount of $1,317,000, all bearing interest at 7% per year, effective varying from August 15 to October 23, 2000. The unpaid principal balances and accrued interest are due ranging from May 15 to June 1, 2001. The Trust used the proceeds to invest in the Albuquerque, New Mexico acquisition and to fund operations.

         InnSuites Innternational Hotels Inc., owned directly or indirectly by Wirth, made an unsecured loan to the Partnership in the amount of $90,000, bearing interest at 7% per year, effective September 19, 2000. The unpaid principal balance and accrued interest is due on May 15, 2001. The Trust used the proceeds to fund startup costs for the Albuquerque, New Mexico hotel property.

8.       STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES:

         The Trust issued 59,623 shares of beneficial interest during the nine months ended October 31, 2000 valued at $131,505 in exchange for Class A limited partnership units.

         The Trust paid $213,243 in dividends and distributions in the nine months ended October 31, 2000.

         The Trust paid $2,606,387 in interest for the nine months ended October 31, 2000.

9.      STATEMENTS OF OPERATIONS OF INNSUITES HOTELS, INC. (LESSEE)

        Certain condensed financial information related to the Lessee's operations is as follows:

                             INNSUITES HOTELS, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                   NINE MONTHS ENDED OCTOBER 31,
                                                      2000                1999
                                                    --------           ---------
Revenues from hotel operations
  Room, food and beverage                           $ 21,490             20,974
  Other                                                  787                730
                                                    --------           --------
Total revenues                                        22,277             21,704
Expenses
  Departmental                                         7,157              6,750
  Percentage rent                                      7,552              7,434
  Advertising                                          1,639              1,621
  Other                                                7,452              6,551
                                                    --------           --------
Total expenses                                        23,800             22,356
                                                    --------           --------
Net loss                                            $ (1,523)              (652)
                                                    ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

         The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto and the InnSuites Hotels, Inc. (the "Lessee") unaudited condensed statements of operations appearing elsewhere in this quarterly report.

         The Trust is a real estate investment trust which owns the sole general partner interest in the Partnership. In order for the Trust to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), neither the Trust nor the Partnership can operate the Hotels. Therefore, each of the hotels is leased to, and operated by, the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee also holds the franchise agreement for each Hotel. The Lessee is owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Wirth and his wife. The Trust's principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels.

         The Trust's management expects to restructure and acquire the Lessee on February 1, 2001 following the guidelines of the REIT Modernization Act ("RMA"). Restructuring pursuant to the RMA will simplify the structure of the Trust and allow all profits of the Lessee to flow directly to the Trust instead of the Lessee retaining profits.

         At October 31, 2000, the Trust owned a 48.01% interest in the Hotels through its sole general partner's interest in the Partnership.

         The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all cash expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the nine-month period ended October 31, 2000, base rent and percentage rent in the aggregate amount of $7.6 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. In comparing the first nine months of fiscal 2001 and 2000, ADR decreased $0.10, or 0.1%, to $67.48 in the first nine months of fiscal 2001 from $67.58 in the first nine months of fiscal 2000, primarily due to a conscious effort to drive additional occupancy by managing down the ADR. Occupancy increased by 3.3% to 65.4% in the first nine months of fiscal 2001 from 62.1% in the first nine months of fiscal 2000 primarily as the result of the rate management activity. This resulted in an increase in REVPAR of $2.20, or 5.2%, to $44.16 in the first nine months of fiscal 2001 from $41.96 in the first nine months of fiscal 2000.

         The following table shows certain historical financial and other information for the periods indicated.

                                                      FOR THE NINE MONTHS ENDED
                                                             OCTOBER 31,
                                                          2000         1999
                                                        --------     --------
         Occupancy                                         65.4%        62.1%
         Average daily rate (ADR)                       $  67.48     $  67.58
         Revenue per available room (REVPAR)            $  44.16     $  41.96

         No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999

         For the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999, Trust revenues increased $155,000, or 2.1%, to $7.6 million from $7.4 million, respectively. The increase was primarily due to the addition of revenues attributable to the Albuquerque, New Mexico hotel acquired in August 2000. Total expenses increased $1.1 million, or 14.6%, to $8.3 million from $7.3 million comparing the nine months ended October 31, 2000 and 1999, respectively. The increase was primarily due to provisions for uncollectible rent totaling $1.6 million, an increase in depreciation and interest expense of $493,000, or 11.6%, and additional expenses of $94,000 attributable to the Albuquerque, New Mexico hotel in the nine months ended October 31, 2000, offset by the elimination of a complementary rooms program which reduced expenses by $383,000 in the nine months ended October 31, 2000, the one-time write-off of $575,000 for a withdrawn public offering in the nine months ended October 31, 1999, and the final settlement of accounting and legal charges of $300,000 associated with the Trust's closing of the Cleveland office in the nine months ended October 31, 1999.

         Real estate depreciation for the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999 increased $184,000, or 9.7%, to $2.1 million from $1.9 million, respectively. The increase was primarily due to an increase in capitalized refurbishment costs and the addition of shorter life categories for assets purchased after October 31, 1999.

         For the nine months ended October 31, 2000, real estate and personal property taxes, insurance and ground rent totaled $1.0 million compared to a similar amount of $1.1 million for the nine months ended October 31, 1999.

         General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing the nine months ended October 31, 2000 and 1999, general and administrative expenses increased $544,000, or 28.6%, to $2.4 million from $1.9 million, respectively. The increase was primarily due to the provision for uncollectible rent totaling $1.6 million in the nine months ended October 31, 2000, offset by the elimination of a complementary rooms program which reduced expenses by $383,000 in the nine months ended October 31, 2000, the write-off of $575,000 for a withdrawn public offering in the nine months ended October 31, 1999, the final settlement of accounting and legal charges of $300,000 associated with the Trust's closing of the Cleveland office in the nine months ended October 31, 1999, and other miscellaneous expenses.

         Total interest expense increased $309,000, or 13.1%, to $2.7 million from $2.4 million comparing the nine months ended October 31, 2000 and 1999, respectively. Interest on mortgage notes payable increased $149,000, or 9.6%, to $1.7 million from $1.5 million comparing the nine months ended October 31, 2000 and 1999, respectively. The increase was primarily due to net additional borrowings of approximately $2.3 million during fiscal 2000 for a loan modification relating to the Northern Phoenix, Arizona hotel property, the refinancing of the San Diego, California property, and the addition of interests costs attributable to the Albuquerque, New Mexico hotel acquired in fiscal 2001. Interest on notes payable to banks increased $120,000, or 17.5%, to $804,000 from $684,000 comparing the nine months ended October 31, 2000 and 1999, respectively. The increase was primarily due to an increase in the variable rate paid on the $12 million Credit Facility. Interest on notes payable to related parties increased $40,000, or 29.7%, to $176,000 from $136,000 due to additional loans from Wirth and his affiliates during the second half of fiscal 2000 and the first nine months of fiscal 2001.

Results of Operations of the Trust for the three months ended October 31, 2000 compared to the three months ended October 31, 1999

         For the three months ended October 31, 2000 compared to the three months ended October 31, 1999, Trust revenues increased $136,000, or 6.7%, to $2.2 million from $2.0 million, respectively. The increase was primarily due to the addition of revenues attributable to the Albuquerque, New Mexico hotel acquired in August 2000. Total expenses increased $911,000, or 41.1%, primarily due to provisions for uncollectible rent totaling $682,000 in the three months ended October 31, 2000, the elimination of a complementary rooms program which reduced expenses by $248,000 in the three months ended October 31, 2000, an increase in depreciation and interest expenses of $308,000 in the three months ended October 31, 2000 and additional expenses in the amount of $94,000 related to the acquisition of the Albuquerque, New Mexico hotel in August 2000.

         Real estate depreciation for the three months ended October 31, 2000 compared to the three months ended October 31, 1999 increased $110,000, or 17.8%, to $727,000 from $617,000, respectively. The increase was primarily due to an increase in capitalized refurbishment costs in fiscal 2001 and the latter half of fiscal 2000 and the addition of shorter life categories for assets purchased after October 31, 1999.

         For the three months ended October 31, 2000 real estate and personal property taxes, insurance and ground rent totaled $368,000 compared to a similar amount of $422,000 for the three months ended October 31, 1999.

         General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the three months ended October 31, 2000 and 1999, general and administrative expenses increased $619,000, or 147.4%, to approximately $1.0 million from $420,000, respectively. The increase was primarily due to provisions for uncollectible rent totaling $682,000 in the three months ended October 31, 2000.

         Total interest expense increased $198,000, or 26.2%, to $952,000 from $755,000 comparing the three months ended October 31, 2000 and 1999, respectively. Interest on mortgage notes payable increased $82,000, or 16.4%, to $587,000 from $505,000 comparing the three months ended October 31, 2000 and 1999, respectively. The increase was primarily due to net additional borrowings of approximately $2.3 million during fiscal 2000 for a loan modification relating to the Northern Phoenix, Arizona property, the refinancing of the San Diego, California property and the acquisition of the Albuquerque, New Mexico hotel in fiscal 2001. Interest on notes payable to banks increased $91,000, or 45.4%, to $291,000 from $200,000 comparing the three months ended October 31, 2000 and 1999, respectively. The increase was primarily due to an increase in the variable rate paid on the $12 million Credit Facility. Interest on notes payable to related parties increased $25,000, or 49.2%, to $75,000 from $50,000 due to additional loans from Wirth and his affiliates during the second half of fiscal 2000 and the first nine months of fiscal 2001.

         Minority interest decreased by $390,000, or more than 100%, to a loss of $249,000 for the nine months ended October 31, 2000 from income of $141,000 for the nine months ended October 31, 1999. The decrease was due to the minority interest's 53.96% weighted average share of the $755,000 loss for the nine months ended October 31, 2000 compared to the minority interest's 61.53% weighted average share of the $149,000 income for the nine months ended October 31, 1999.

Funds from Operations (FFO)

         The Trust notes that industry analysts and investors use Funds From Operations ("FFO") as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, as amended January 1, 2000, which is calculated (in the Trust's case) as net income (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of property, plus depreciation and amortization on real estate property. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

                                                                  FUNDS FROM OPERATIONS
                                                          FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                        (Unaudited)
                                                                  (Amounts in thousands)
                                                               2000                  1999
                                                             --------              --------
Net income (loss) attributable to common stockholders         $ (506)                    8
Depreciation                                                   2,078                 1,894
Minority interest share of depreciation                       (1,121)               (1,165)
                                                              ------                ------
Funds from operations (FFO)                                   $  451                   737
                                                              ======                ======

         FFO decreased to approximately $451,000 from approximately $737,000 when comparing the first nine months of fiscal 2001 and 2000, respectively. The decrease of approximately $286,000, or 38.8%, was primarily due to higher general and administrative expenses in the nine month period ended October 31,2000.

Results of Operations of the Lessee for the nine months ended October 31, 2000 compared to the nine months ended October 31, 1999

         For the nine months ended October 31, 2000, the Lessee had total revenues of $22.3 million compared to $21.7 million for the nine months ended October 31, 1999. The increase of $573,000, or 2.6%, in total revenue was primarily due to the addition of the Albuquerque, New Mexico hotel's total revenues of $300,000 and an increase in total revenues of the other Hotels of $273,000.

         Departmental expenses, which include operating expenses for the rooms, food and beverage, telecommunications and miscellaneous departments, increased $407,000, or 6.0%, to $7.2 million from $6.8 million for the nine months ended October 31, 2000 and 1999, respectively. This increase was primarily due to an overall increase in operating expenses in all departments consistent with the rate of inflation and the addition of expenses attributable to the Albuquerque, New Mexico hotel.

         Percentage Lease expense increased by $118,000, or 1.6%, to $7.6 million from $7.4 million for the nine month periods ended October 31, 2000 and 1999, respectively. The increase was primarily due to the addition of $74,000 lease expense for the Albuquerque, New Mexico hotel.

         Other expenses include general and administrative, maintenance, hospitality, utility and insurance expenses. These expenses were $7.5 million for the nine months ended October 31, 2000 compared to $6.6 million for the nine months ended October 31, 1999. The increase of $902,000, or 13.8%, was primarily due to increased general and administrative expenses of $434,000, inflationary increases in utility, hospitality, maintenance and insurance expenses and the addition of the Albuquerque, New Mexico hotel's other expenses totaling $90,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust, through its ownership interest in the Partnership, has its proportionate share of the benefits and obligations of the Partnership's ownership interests in the Hotels. The Trust's principal sources of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. For the nine months ended October 31, 2000, the Trust recorded a provision of approximately $1.6 million for uncollectible receivables. No such provision was made with respect to the nine months ended October 31, 1999. These charges reflect the Trust's assessment of the collectibility of its receivables, which primarily consists of rent receivable from the Lessee, based on an evaluation of the Lessee's estimated future cash flows. The Trust's management expects to restructure and acquire the Lessee on February 1, 2001 following the guidelines of the RMA which will allow all profits to flow directly to the Trust.

         As of October 31, 2000, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements set aside annually, as described below.

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

         On April 16, 1998, the Trust obtained the $12 million Credit Facility from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. The Trust has drawn $11.3 million from its line of credit, which charges interest at a variable interest rate. By its terms, the Credit Facility will expire in approximately four months on April 16, 2001. The terms of the Credit Facility require the Trust to maintain a net worth (combined with minority interest) of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.75 to 1.0, a net operating income to debt service relating to encumbered properties ratio of not less than 1.30 to 1.0, and a net operating income to debt service ratio of not less than 1.25 to 1.0. The Trust may prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business or unreasonably suspend its business. During the third quarter of fiscal 2001, the Trust was notified that Pacific Century Bank would not renew the Credit Facility when it expires on April 16, 2001 due to a decision by Pacific Century Bank to cease funding hospitality operations. Pacific Century Bank has also announced that they are selling their Arizona branches. In order to replace the liquidity provided by the Credit Facility, the Trust is actively seeking individual loans on each of the three Hotels which are currently securing the Credit Facility and expects to have new financing in place to pay off the Credit Facility prior to its expiration.

         On December 12, 2000, the Trust notified Pacific Century Bank that the Trust was not in compliance with certain financial covenants contained in the Credit Facility. The Trust also applied for, but has not yet received, a waiver of such noncompliance from Pacific Century Bank. Under the terms of the Credit Facility, the Trust has 30 days from its receipt of written notice from Pacific Century Bank to cure its noncompliance, which 30-day period may be extended for up to an additional 90 days if noncompliance can not reasonably be cured within the 30-day period. If the Trust is not able to cure its noncompliance within the cure period, the Trust will be in default of the Credit Facility and the $11.3 million drawn from the Credit Facility by the Trust may become immediately due and payable. The Trust continues to actively seek individual loans on each of the three Hotels which are currently securing the Credit Facility and expects to have new financing in place to pay off the Credit Facility prior to its expiration on April 16, 2001. To date, Pacific Century Bank has not declared the Credit Facility due and payable.

         In addition, as of October 31, 2000, the Trust reported a zero cash balance on its unaudited consolidated Statement of Cash Flows. In order to provide sufficient cash for operations, the Trust anticipates utilizing the financing proceeds described in the preceding paragraph. In addition, the Trust is seeking refinancing on additional Hotels that will provide positive cash flow to fund operations. The Trust also plans to reduce refurbishment expenditures and other cash outlays during fiscal 2002.

         The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

         The Trust will acquire or develop additional hotels only as suitable opportunities arise, and the Trust will not undertake acquisition or redevelopment of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings or from the proceeds of additional issuances of shares of beneficial interest or other securities. However, there can be no assurance that the Trust will successfully acquire or develop additional hotels.

         On August 30, 2000, Albuquerque Suite Hospitality, LLC, a 100% owned subsidiary of the Partnership, purchased the 122-suite Albuquerque Best Western Airport Inn located in Albuquerque, New Mexico for $2.1 million. The funds utilized for the purchase price were secured by a first mortgage in the amount of $1,575,000 and the remaining amount was loaned by Wirth and his affiliates.

         The Partnership continues to contribute to a Capital Expenditures Fund (the "Fund") from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the nine months ended October 31, 2000, the Hotels spent approximately $1.4 million for capital expenditures. The Trust considers the majority of these improvements to be revenue-producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Lessee also spent approximately $1.3 million during the nine months ended October 31, 2000 on repairs and maintenance and these amounts have been charged to expense as incurred.

INFLATION

         The Trust's revenues are based on the Percentage Leases which result in changes in the Trust's revenues based on changes in the underlying Hotel revenues. Therefore, the Trust relies entirely on the performance of the Hotels and the Lessee's ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Lessee in particular, can change room rates quickly, but competitive pressures may limit the Lessee's ability to raise rates faster than inflation.

SEASONALITY

         The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly lease revenue under the Percentage Leases. The hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders. No assurance can be given that the Trust will make distributions in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust's debt structure during the nine months ended October 31, 2000.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)
         EXHIBIT
         NUMBER                           EXHIBIT
         -------                          -------

          10.1 Promissory Note dated August 14, 2000 by InnSuites Hospitality Trust in favor of Pepper Tree/Freeway Community Limited Partnership.

          10.2 Promissory Note dated August 15, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth.

          10.3 Promissory Note dated August 29, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth.

          10.4 Promissory Note dated September 8, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth.

          10.5 Promissory Note dated September 12, 2000 by InnSuites Hospitality Trust in favor of Pepper Tree/Freeway Community Limited Partnership.

          10.6 Promissory Note dated September 19, 2000 by RRF Limited Partnership in favor of InnSuites Innternational Hotels Inc.

          10.7 Promissory Note dated September 25, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth.

          10.8 Promissory Note dated October 19, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth.

          10.9 Promissory Note dated October 23, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth.

          27.1        Financial Data Schedule.  (1)

(1) Filed only in electronic format pursuant to Item 601(c) of Regulation S-K.

(b)      REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended October 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 15, 2000     INNSUITES HOSPITALITY TRUST (Registrant)

                               By:  /s/  Anthony B. Waters
                                   ------------------------------------------
                                   Anthony B. Waters, Chief Financial Officer