Form 10-K
period 2001-01-31
INNSUITES HOSPITALITY TRUST
filed 2001-05-04
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended January 31, 2001.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _______________ to _________________.

                           Commission File No. 1-7062

                           InnSuites Hospitality Trust

-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Ohio                                          34-6647590
-------------------------------                 ------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

InnSuites Hotels Centre, 1615 E. Northern Avenue,
              Suite 102, Phoenix, Arizona                           85020
-------------------------------------------------               ---------------
(Address of Principal Executive Offices)                          (ZIP Code)

Registrant's Telephone Number, including area code           (602) 944-1500
                                                             --------------


Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Exchange on Which Registered
--------------------------          -----------------------------------------
Shares of Beneficial                         American Stock Exchange
Interest, without
par value

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of April 26, 2001: $4,513,706.

Number of shares of voting stock outstanding as of April 26, 2001:  2,149,384.

                                     PART I

Item 1.  BUSINESS.
         --------

Introduction to Our Business

         InnSuites Hospitality Trust, formerly known as Realty ReFund Trust (the "Trust"), was organized in 1971 and operates as an unincorporated Ohio real estate investment trust. On January 31, 2001, the Trust owned a 48.17% sole general partner interest in RRF Limited Partnership, a Delaware limited partnership (the "Partnership"). On January 31, 2001, the Partnership owned, directly or indirectly, eleven InnSuites(R) hotels located in Arizona, New Mexico, and southern California (all eleven InnSuites(R) hotels are hereinafter referred to as the "Hotels"). The Trust employs seven people.

         The Hotels feature 1,751 hotel suites and operate as moderate- and full-service hotels which apply a value studio and two-room suite operating philosophy formulated in 1980 by James F. Wirth, current Chairman, President and Chief Executive Officer of the Trust ("Mr. Wirth"). The Trust attempts to acquire under-performing hotel properties below replacement cost. Through intensive refurbishment and management programs, the Trust repositions the acquired hotels as studio and two-room suite hotels that offer services such as free breakfast buffets and complementary afternoon social hours plus amenities, such as microwave ovens, refrigerators and coffee makers in each studio or two-room suite.

         The Trust has elected to be taxed as a real estate investment trust ("REIT"), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder (all as amended, the "Code"). In order to maintain its REIT tax status, the Trust has affiliated with certain other hotel hospitality companies. The Partnership leases the Hotels to InnSuites Hotels, Inc. (the "Lessee"). The Lessee pays rent to the Partnership pursuant to percentage lease agreements (the "Percentage Leases") providing for periodic rental payments based primarily upon the revenues of the Hotels. The Trust obtains income from cash distributions made by the Partnership and those distributions largely depend upon the Partnership's earnings under the Percentage Leases.

         Further affiliations involve managing the Hotels and licensing the InnSuites brand. Prior to February 1, 2001, the Lessee operated and managed all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc. ("InnSuites Innternational"). Pursuant to management contracts, the Lessee paid InnSuites Innternational an annual management fee of 2.5% of gross room and other revenues for property management services. Following the acquisition of the Lessee by the Trust effective February 1, 2001, the Lessee will operate and manage the Hotels with the assistance of Suite Hospitality Management Company (the "New Management Company") pursuant to substantially the same terms as the InnSuites Innternational management agreements. See "Acquisition of the Lessee by the Trust" below.

         The Lessee pays InnSuites Licensing Corp. (the "Licensing Corp.") an annual licensing fee of 2.5% of gross room and other revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western(R) or Holiday Inn(R)) for trademark and licensing services relating to the use of the InnSuites(R) name and marks.

         Effective October 12, 1999, the Partnership, the Lessee and InnSuites Innternational entered into an Intercompany Agreement (the "Intercompany Agreement") whereby, subject to certain terms and conditions, the Partnership will grant the Lessee a right of first refusal to lease, and InnSuites Innternational a right of first refusal to operate, any real property acquired by the Partnership. In return, the Partnership will be granted a right of first refusal to pursue opportunities presented to the Lessee or InnSuites Innternational to purchase investments in real estate, hotel properties, real estate mortgages, real estate derivatives or entities that invest in the foregoing. In connection with the acquisition of the Lessee by the Trust, the Intercompany Agreement was amended effective February 1, 2001 to provide for the assumption by the New Management Company of the rights and obligations of InnSuites Innternational thereunder. See "Acquisition of the Lessee by the Trust" below.

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

         On December 27, 1996, the Trust and Hospitality Corporation International ("HCI"), an Arizona corporation owned by Mr. Wirth and his wife, which controlled seven all-suite hotel properties, comprising 1,036 hotel studio and two-room suites, in Tucson, Phoenix, Scottsdale, Tempe, Flagstaff and Yuma, Arizona and in Ontario, California (the "Initial Hotels"), executed a definitive Formation Agreement (the "Formation Agreement") whereby, through a series of transactions, the Initial Hotels were combined with the Trust.

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

Hotel Acquisitions following the Formation Transactions

         Following the Formation Transactions, the Partnership acquired four additional all-suite hotels. First, effective as of February 1, 1998, the Partnership acquired the InnSuites Hotels Tucson St. Mary's located in Tucson, Arizona. The total consideration for the acquisition was $10,820,000 and was based upon an appraisal conducted by an independent third party. Mr. Wirth and his wife indirectly owned the Tucson St. Mary's hotel property. Second, on April 29, 1998, the Partnership acquired the Lafayette Hotel Ramada Inn & Conference Center located in San Diego, California. The Partnership paid $5,148,000 for this hotel property based on arms-length negotiations with the owners of that property. Third, the Partnership acquired the InnSuites Hotel located in Buena Park, California, effective June 1, 1998. The total consideration for the acquisition was $7,100,000 and was based upon an appraisal conducted by an independent third party. Mr. Wirth and Steven S. Robson indirectly owned the Buena Park hotel property. Subsequent to this acquisition, Mr. Robson was elected as a Trustee of the Trust by the shareholders of the Trust. Fourth, the Partnership acquired the Best Western Airport Inn located in Albuquerque, New Mexico, effective August 30, 2000. The total consideration for the acquisition was $2,100,000 based on arms-length negotiations with the owners of the property.

         The Trust believes that the greatest opportunities for revenue growth and profitability will arise from the skillful management of the Trust's eleven existing Hotels plus the skillful management and repositioning of current and future acquired hotel properties. The Trust's primary business objectives are to maximize returns to its shareholders through increases in asset value and cash flow available for distribution and to increase long-term total returns to shareholders. The Trust will seek to achieve these objectives through (i) participation in increased revenues from the Hotels pursuant to the Percentage Leases by intensive management and marketing, and (ii) selective acquisitions and expansion of the InnSuites Hotels in the in the southwestern region of the United States.

Acquisition of the Lessee by the Trust

         In December 2000, the Lessee and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the "RMA"). The RMA, among other things, permits the Trust to own the stock of a taxable REIT subsidiary ("TRS") that may engage in businesses previously prohibited by the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties. Based on discussions between the independent review groups, and in consultation with its legal and accounting advisors, effective February 1, 2001, the Trust acquired all of the common and preferred equity stock of the Lessee for $10,000 in cash consideration. The Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational, an affiliate of Mr. Wirth.

         Following the acquisition, the Lessee elected to be treated as a TRS under the RMA. As a result, the management contracts relating to the Hotels between the Lessee and InnSuites Innternational were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with the New Management Company, which qualifies as an independent third party manager and operator of the Hotels under the RMA. In return, the New Management Company assumed certain liabilities of InnSuites Innternational, including its obligations under the Intercompany Agreement. In connection with acquisition, the rate structures of the Percentage Leases for the Hotels were also amended to reflect current economic and market conditions and employees of the Lessee became employees of the New Management Company. The benefits to the Trust are anticipated to include a more direct relationship between the Hotels and the Trust, the inclusion of Lessee revenues in excess of required rent payments in the Trust's consolidated financial reports, the elimination of potential conflicts of interest and the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

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

         The Trust has chosen to focus its hotel investments in the southwest region of the United States. The Trust has a concentration of assets in the metropolitan Phoenix and Tucson, Arizona markets. In the Phoenix and Tucson, Arizona markets, the supply of hotel rooms has been increasing faster than the rate of demand. Supply rates also generally increased faster than demand rates in the Flagstaff and Yuma, Arizona markets. The Buena Park, San Diego and Ontario, California markets continue to support balanced supply and demand.

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

Seasonality of the Hotel Business

         The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly lease revenue under the Percentage Leases. The hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders. No assurance can be given that the Trust will make distributions in the future.

Financial Information

         See "Item 6 -- Selected Financial Data" herein for information regarding the Trust's revenues, net loss and total assets.

Item 2.  PROPERTIES.
         ----------

         The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona. The Trust does not directly own any real property. At January 31, 2001, the Partnership owned, directly or indirectly, eleven hotels. All of the Hotels are operated as InnSuites(R) Hotels, while four are also marketed as Best Western(R) Hotels and one is also marketed as a Holiday Inn(R) Hotel and Suites. All of the Hotels are managed by the New Management Company and operate in the following locations:

                                                                  NUMBER      YEAR OF CONSTRUCTION/     MOST RECENT
PROPERTY                                                        OF SUITES            ADDITION            RENOVATION
--------                                                        ---------     ---------------------     -----------

InnSuites Hotels

Airport Inn Albuquerque Best Western......................           104             1975/1985             2000

InnSuites Hotels

Phoenix Best Western......................................           123                  1980             1996

InnSuites Hotels Tempe/
Phoenix Airport/South Mountain............................           170             1982/1985             1996

InnSuites Hotels Tucson,
Catalina Foothills Best Western...........................           159             1981/1983             1996

InnSuites Hotels

Yuma Best Western.........................................           166             1982/1984             1996

Holiday Inn Airport Hotel and

Suites/Ontario(an InnSuites Hotel)........................           150                  1990             1996

InnSuites Hotels Flagstaff/
Grand Canyon..............................................           118             1966/1972             1997

InnSuites Hotels Scottsdale/
El Dorado Park Resort.....................................           132                  1980             1996

InnSuites Hotels Tucson St. Mary's........................           297             1960/1971             1997

InnSuites Hotels San Diego................................           147             1946/1989             1998

InnSuites Hotels Buena Park...............................           185             1972/1980             1998
                                                                   -----
Total suites                                                       1,751
                                                                   =====

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for a discussion of occupancy rates at the Hotels.

See "Item 8 - Financial Statements and Supplementary Data" herein for a discussion of mortgages encumbering the Hotels.

Item 3.  LEGAL PROCEEDINGS.
         -----------------

         The Trust is not a party, nor are its properties subject to, any material litigation or environmental regulatory proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth fiscal quarter ended January 31, 2001.

                                     PART II

                                     -------

Item 5.  MARKET FOR THE TRUST'S SHARES AND RELATED SECURITY HOLDER MATTERS.
         -----------------------------------------------------------------

         Until February 23, 1999, the Trust's Shares of Beneficial Interest were traded on the New York Stock Exchange under the symbol "IHT". Since April 7, 1999, the Trust's Shares of Beneficial Interest have been traded on the American Stock Exchange under the symbol "IHT". On January 31, 2001, the Trust had 2,126,484 shares outstanding and 536 holders of record.

         The following table sets forth, for the periods indicated, the high and low sales prices of the Trust's Shares of Beneficial Interest, as quoted by the American or New York Stock Exchange, as well as dividends declared thereon:

    Fiscal Year 2001               High          Low          Dividends
    ----------------               ----          ---          ---------

         First Quarter             2 3/8         2 1/16            .01
         Second Quarter            2 1/2         1 3/4             .01
         Third Quarter             2 3/8         2 1/16            .01
         Fourth Quarter            2 3/8         1 7/16            .01

    Fiscal Year 2000               High          Low          Dividends
    ----------------               ----          ---          ---------

         First Quarter             3 1/16        2 1/4              --
         Second Quarter            3 1/8         2 5/16             --
         Third Quarter             2 15/16       2                 .01
         Fourth Quarter            2 7/8         1 3/4             .01

         The Trust intends to maintain a conservative dividend policy to facilitate internal growth. In fiscal year 2001, the Trust paid dividends of $.01 per share in the first, second, third and fourth quarters. In fiscal year 2000, the Trust paid dividends of $.01 per share in the third and fourth quarters and in fiscal year 1999, the Trust paid a dividend in the third quarter of $.10 per share.

Item 6.  SELECTED FINANCIAL DATA.
         -----------------------

         The following selected financial data of the Trust for the five fiscal years ended January 31, 2001, has been derived from the audited consolidated financial statements of the Trust. The consolidated financial statements of the Trust for the two fiscal years ended January 31, 1998 were audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements of the Trust for the three fiscal years ended January 31, 2001 were audited by KPMG LLP, independent public accountants. All of the data should be read in conjunction with the respective consolidated financial statements and related notes included herein.

                                2001           2000          1999           1998         1997

Total revenues               $ 9,738,455    $ 9,546,181   $ 9,909,758    $ 1,421,979   $3,915,506

Net loss                     $(2,594,754)   $  (951,811)  $  (193,071)   $  (573,509)  $ (888,365)

Loss
per share-basic

and diluted                  $     (1.12)   $      (.40)  $      (.10)   $      (.56)  $     (.87)

Cash dividends
paid and declared

per share                    $       .04    $       .02   $       .10    $       .15   $      .40

Total assets                 $63,905,561    $65,305,519   $67,804,770    $43,619,639   $6,416,123

Bank and other

borrowings                   $44,525,300    $38,746,662   $36,924,834    $22,428,880   $2,300,000

See "Item 1 - Business - Historical Operations and the Formation Transactions" herein for a discussion of the change in the nature of the business of the Trust.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

GENERAL

         The following discussion should be read in conjunction with the InnSuites Hospitality Trust consolidated financial statements and notes thereto and the InnSuites Hotels, Inc. financial statements and notes thereto appearing elsewhere in this Annual Report.

         The Trust is a real estate investment trust which owns the sole general partner interest in the Partnership. In order for the Trust to qualify as a REIT under prior provisions of the Code, neither the Trust nor the Partnership could operate the Hotels. Therefore, each of the Hotels was leased to, and operated by, the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee also holds the franchise agreement for each Hotel. Prior to February 1, 2001, the Lessee was owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Mr. Wirth and his wife. Effective February 1, 2001, however, the Lessee became a wholly-owned subsidiary of the Trust. See "Item 1 - Business - Acquisition of the Lessee by the Trust."

         The Trust's principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. As a result of the Trust's acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust.

         At January 31, 2001, the Trust owned a 48.2% interest in the Hotels through its sole general partner's interest in the Partnership. This change in ownership resulted primarily from the following transactions:

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

         As a result of the aforementioned transactions, the Trust increased its ownership interest in the Partnership from approximately 18% to approximately 42% as of April 2, 1999. Other incremental, less material, transactions have contributed to the increase from 42% to the Trust's 48.2% sole general partner's interest in the Partnership at January 31, 2001.

         The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the year ended January 31, 2001, base rent and percentage rent in the aggregate amount of $9.7 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR decreased $1.24 to $66.46 in fiscal year 2001 from $67.70 in fiscal 2000 due to management's efforts to increase occupancy. Occupancy increased 3.4% to 63.2% in fiscal 2001 from 59.8% in fiscal year 2000 as a result management's concerted effort to drive occupancy with a more competitive ADR. This resulted in an increase in REVPAR of $1.56 to $42.02 in fiscal 2001 from $40.46 in fiscal 2000.

         The following table shows certain historical financial and other information for the periods indicated.

                                                      For the Year Ended
                                                          January 31,
                                              -----------------------------------
                                               2001           2000          1999
                                              ------         ------        ------
Occupancy                                      63.23%         59.80%        60.80%
Average Daily Rate (ADR)                      $66.46         $67.70        $66.89
Revenue Per Available Room (REVPAR)           $42.02         $40.46        $40.65

         No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the year ended January 31, 2001 compared to the year ended January 31, 2000.

         Results of operations for the Trust for the fiscal year ended January 31, 2001 reflect a full-year of operations of ten of the Hotels as well as a partial-year of operations for the Best Western Airport Inn located in Albuquerque, New Mexico. Results of operations for the Trust for the fiscal year ended January 31, 2000 reflect a full-year of operations of ten of the Hotels.

         For the twelve months ended January 31, 2001, the Trust had total revenues of $9.7 million compared to $9.5 million for the twelve months ended January 31, 2000, an increase of approximately $192,000 or 2.0% due primarily to additional revenue of $144,000 generated by the newly acquired Albuquerque hotel. Total expenses of $14.9 million for the twelve months ended January 31, 2001 increased $3.3 million compared to total expenses of $11.6 million for the twelve months ended January 31, 2000. The increase in total expenses included the write-down for a partial impairment of the Scottsdale hotel property of $3.2 million. The hotel asset, including land, and fixtures, furniture, and equipment were written down by $3.2 million. The remaining $118,000 increase in total expenses was primarily due to the addition of operating expenses attributable to the newly acquired Albuquerque hotel.

         Loss on impairment of hotel property was $3.2 million for the twelve months ended January 31, 2001. This loss resulted from the write-down for a partial impairment of a hotel asset of $3.2 million. Recent performance of the Scottsdale hotel property indicated that the hotel asset may have significantly decreased in value, which then required management to test the asset for recoverability of book value under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Using management's best estimate of undiscounted future cash flows from the hotel, the hotel asset's book value was determined not to be recoverable. The hotel asset, including land, buildings and improvements, and fixtures, furniture and equipment, was written down by $3.2 million to the hotel's market value and new basis of $3.7 million. The amount of impairment allocated to Shares of Beneficial Interest was $1.5 million and the amount allocated to minority interest was $1.7 million.

         General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the twelve months ended January 31, 2001 and 2000, these expenses decreased $653,000 to $3.6 million in fiscal 2001 from $4.2 million in fiscal 2000. This 15.4% decrease was primarily due to charges to expense of $575,000 for deferred expenses relating to a withdrawn public offering in fiscal year 2000.

         Total interest expense increased by $429,000 or 12.8% to $3.8 million from $3.3 million in comparing the twelve months ended January 31, 2001 and January 31, 2000, respectively. Interest on mortgage notes payable increased $205,000 or 9.5% to $2.4 million from $2.2 million due to increased mortgage debt related to the refinancing of the San Diego property and the acquisition of the Albuquerque hotel during fiscal 2001. Interest on notes payable to banks increased by 16.9% or $165,000 to $1.1 million from $977,000 due to increased interest on the $12 million Credit Facility, which bears a variable interest rate. Interest on notes payable to related parties increased 25.1% or $54,000 to $267,000 from $214,000 due to additional loans from Mr. Wirth.

         Real estate and personal property taxes, insurance and ground rent increased $29,000 or 2.1% to $1.5 million from $1.4 million in comparing the twelve months ended January 31, 2001 and 2000, respectively. Real estate and personal property taxes and property insurance increased primarily due to the acquisition of the Albuquerque hotel during fiscal 2001.

         Real estate depreciation for the twelve months ended January 31, 2001 compared to 2000 increased approximately $294,000 or 11.6% to $2.8 million from $2.5 million, respectively. Of the $294,000 increase, approximately $54,000 was due to the Trust's acquisition of the Albuquerque hotel. The remaining $240,000 resulted primarily from an increase in capitalized refurbishment costs in the current fiscal year, as well as a full year of depreciation on assets capitalized last year.

         The Trust had a loss before minority interest of $5.1 million for the twelve months ended January 31, 2001, a $3.1 million increased loss from the loss of $2.0 million in the prior year. After deducting the loss allocated to the minority interest of $2.5 million, the Trust had a net loss attributable to Shares of Beneficial Interest of approximately $2.6 million. This represented an increase in net loss of $1.6 million attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2001 and 2000. The results for the fiscal year ended January 31, 2001 included the recognition of a provision for uncollectible receivables of $2.4 million. Basic and diluted net loss per share was $(1.12) for the twelve months ended January 31, 2001 compared to $(0.40) for 2000.

Results of Operations of the Trust for the year ended January 31, 2000 compared to the year ended January 31, 1999.

         Results of operations for the Trust for the fiscal year ended January 31, 2000 reflect a full-year of operations of ten of the Hotels (excluding the recently acquired Best Western Airport Inn located in Albuquerque, New Mexico) and the fiscal year ended January 31, 1999 reflects a full-year of operations of the Initial Hotels as well as a partial-year of operations for the Tucson St. Mary's, Buena Park and San Diego hotels.

         For the twelve months ended January 31, 2000, the Trust had total revenues of $9.5 million compared to $9.9 million for the twelve months ended January 31, 1999, a decrease of approximately $400,000 or 3.7% due primarily to the change in rent formulas effective August 1, 1999. Total expenses of $11.6 million for the twelve months ended January 31, 2000 increased $1.5 million compared to total expenses of $10.1 million for the twelve months ended January 31, 1999. The 14.3% increase in total expenses was primarily due to charges to expense of approximately $575,000 for deferred expenses related to a withdrawn public offering and a $1.9 million provision for uncollected rents receivable in fiscal 2000 which was partially offset by a $780,000 loss on the termination of the Advisory Agreement with Mid-America Reafund Advisors ("MARA") in fiscal 1999.

         General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the twelve months ended January 31, 2000 and 1999, these expenses increased $1.5 million to $4.2 million in fiscal 2000 from $2.7 million in fiscal 1999. This 54.5% increase was primarily due to charges to expense of approximately $575,000 for deferred expenses relating to a withdrawn public offering and a $1.9 million provision for uncollected rents receivable from the Lessee in fiscal 2000. These were offset by decreases primarily relating to the incurrence of Advisory Agreement fees of approximately $364,000 and the loss of approximately $780,000 for the termination of the Advisory Agreement with MARA in fiscal 1999.

         Total interest expense increased by $544,000 or 19.5% to $3.3 million from $2.8 million in comparing the twelve months ended January 31, 2000 and January 31, 1999, respectively. Interest on mortgage notes payable increased approximately $200,000 or 10% to $2.1 million from $1.9 million due to increased mortgage debt related to the acquisition of the Buena Park and San Diego properties during fiscal 1999 and net additional borrowings of approximately $2.3 million during fiscal 2000 for the loan modification relating to the Northern Phoenix property and the refinancing of the San Diego property. Interest on notes payable to banks increased by 52.8% or approximately $338,000 to $977,000 from $639,000 due to a full year of interest in fiscal 2000 on the $12 million Credit Facility obtained during fiscal 1999, which bears a variable interest rate. Interest on notes payable to related parties increased 4.6% or approximately $10,000 to $214,000 from $204,000 due to additional loans of $956,000 (net of payments) from Mr. Wirth.

         Real estate and personal property taxes, insurance and ground rent increased approximately $200,000 or 16.4% to $1.4 million from $1.2 million in comparing the twelve months ended January 31, 2000 and 1999, respectively. Real estate and personal property taxes and property insurance increased $145,000 primarily due to the acquisition of the Buena Park and San Diego properties during fiscal 1999 resulting in a full year of expenses in fiscal 2000 compared to 9 months of expenses for San Diego and 8 months of expenses for Buena Park in fiscal 1999.

         Real estate depreciation for the twelve months ended January 31, 2000 compared to 1999 increased approximately $350,000 or 15.9% to $2.5 million from $2.2 million, respectively. Of the $350,000 increase, approximately $184,000 was due to the Trust's acquisitions of the Buena Park and San Diego properties resulting in a full year of depreciation in fiscal year 2000. The remaining $166,000 resulted primarily from an increase in capitalized refurbishment costs in the current year.

         The Trust had a loss before minority interest of $2.0 million for the twelve months ended January 31, 2000, a $1.8 million increase from the loss of $200,000 in the prior year. After deducting the loss allocated to the minority interest of $1.1 million, the Trust had a net loss attributable to Shares of Beneficial Interest of approximately $952,000. This represented an increase in net loss of $759,000 attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2000 and 1999. The results for the fiscal year ended January 31, 2000 included the recognition of a provision for uncollectible receivables of $1.9 million and a charge of approximately $575,000 resulting from withdrawing a public offering. Basic and diluted net loss per share was $(0.40) for the twelve months ended January 31, 2000 compared to $(0.10) for 1999. Without considering the effect of the aforementioned charges, the Trust would have reported net income of approximately $23,000 and basic earnings per share of $0.01.

Results of Operations of the Lessee

Comparison of actual results for the year ended January 31, 2001 compared to the year ended January 31, 2000.

         Results of operations for the Lessee for the fiscal year ended January 31, 2001 reflect a full-year of operations of ten of the Hotels as well as a partial-year of operations for the Best Western Airport Inn located in Albuquerque, New Mexico. Results of operations for the fiscal year ended January 31, 2000 reflect a full-year of operations of ten of the Hotels.

         Total revenues for the Lessee increased 3.2% or $904,000 to $28.9 million from $28.0 million for the twelve months ended January 31, 2001 and 2000, respectively. Room revenues increased 3.7% or $932,000 to $26.1 million from $25.1 million due to the addition of the Albuquerque hotel, which contributed revenues of $548,000, and to an overall increase in occupancy. Food and beverage revenues of $1.7 million were consistent with the prior year. Telecommunications revenues of $336,000 were also consistent with the prior year. Other revenue of $734,000 was consistent with the prior year.

         Total expenses increased 4.9% or $1.5 million to $31.5 million from $30.1 million for the twelve months ended January 31, 2001 compared to the twelve months ended January 31, 2000, respectively.

         Guest room expense increased by 6.4% or $429,000 to $7.1 million from $6.7 million for the twelve months ended January 31, 2001 and 2000, respectively, primarily due to the addition of the Albuquerque hotel, which accounted for $193,000 of the increase, and increased occupancy.

         Telecommunications expenses, which are primarily long-distance service charges and high speed data communication services, increased by 14.9% or $58,000 due to upgrading voice and data communications lines in fiscal year 2001.

         General and administrative expenses increased by 16.4% or $643,000 to $4.6 million from $3.9 million for the twelve months ended January 31, 2001 compared to the twelve months ended January 31, 2000, respectively. The increase is primarily to the addition of the Albuquerque hotel and increased salary and benefits paid to key hotel employees.

         Repairs and maintenance decreased 10.3% or approximately $209,000 to $1.8 million from $2.0 million for the twelve months ended January 31, 2001 compared with the twelve months ended January 31, 2000, respectively. The decrease is primarily due to an intensified capital improvement program.

         Hospitality expenses increased 6.5% or approximately $101,000 to $1.6 million from $1.5 million for the twelve months ended January 31, 2001 compared with the twelve months ended January 31, 2000, respectively, primarily due to the addition of the Albuquerque hotel and increased occupancy.

         Percentage rent increased 1.9% or $183,000 to $9.7 million from $9.5 million for the twelve months ended January 31, 2001 compared with the twelve months ended January 31, 2000, respectively, primarily due to the addition of the Albuquerque hotel.

Comparison of actual results for the year ended January 31, 2000 compared to the year ended January 31, 1999.

         Results of operations for the Lessee for the fiscal year ended January 31, 2000 reflect a full-year of operations of ten of the Hotels (excluding the recently acquired Best Western Airport Inn located in Albuquerque, New Mexico) and the fiscal year ended January 31, 1999 reflects a full-year of operations of the Initial Hotels as well as a partial-year of operations for the Tucson St. Mary's, Buena Park and San Diego hotels.

         Total revenues for the Lessee increased 4.7% or approximately $1.2 million to $28.0 million from $26.7 million for the twelve months ended January 31, 2000 and 1999, respectively. Room revenues increased 3.3% or approximately $805,000 to $25.1 million from $24.3 million due to the addition of the California properties and from sharp increases in room revenues at the Tucson St. Mary's Arizona property due to increased occupancy rates and ADR for the year ended January 31, 2000, which was partially offset by the other six Arizona properties' room revenues slightly declining due to decreased occupancy. Food and beverage revenues increased 6.9% or approximately $112,000 to $1.7 million from $1.6 million primarily due to increased occupancy rates at the Ontario, California and Tucson St. Mary's Arizona properties, which feature full service restaurants. Telecommunications revenue declined 24.9% or approximately $115,000 to $346,000 from $461,000 for the twelve months ended January 31, 2000 and 1999, respectively, primarily due to decreased long-distance rates charged by the various long distance carriers. Other revenue increased $444,000 to $735,000 from $291,000 primarily due to the addition of the California properties and increased occupancy at the Ontario and Tucson St. Mary's properties.

         Total expenses increased 0.1% or approximately $19,000 to $30.1 million from $30.0 million for the twelve months ended January 31, 2000 compared to the twelve months ended January 31, 1999, respectively.

         Guest room expense decreased by 13.9% or approximately $1.1 million to $6.7 million from $7.8 million for the twelve months ended January 31, 2000 and 1999, respectively, primarily due to management's programs to increase efficiency and reduce costs associated with housekeeping.

         Food and beverage expense increased 15.4% or approximately $218,000 to $1.6 million from $1.4 million for the twelve months ended January 31, 2000 compared to the twelve months ended January 31, 1999. The increase is attributable to the increased room revenue and the addition of room service at ten of the Hotel properties.

         Telecommunications expenses, which are primarily long-distance service charges, decreased due to decreased long-distance rates charged by the various long distance carriers by 21.4% or approximately $106,000 for the twelve months ended January 31, 2000 compared to the twelve months ended January 31, 1999, respectively.

         Other expenses increased greater than 100.0% or approximately $299,000 to $437,000 from $138,000 for the twelve months ended January 31, 2000 compared to the twelve months ended January 31, 1999, respectively, primarily due to the write-off of certain assets that management identified as having no future value.

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

LIQUIDITY AND CAPITAL RESOURCES

         Through its ownership interest in the Partnership and, effective February 1, 2001, the Lessee, the Trust has its proportionate share of the benefits and obligations of the Partnership's ownership interests and Lessee's operational interests in the Hotels. The Trust's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. As a result of the Trust's acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust. See "Item 1 - Business - Acquisition of the Lessee by the Trust" above. For the twelve months ended January 31, 2001 and 2000, the Trust recorded provisions of approximately $2.4 million and $1.9 million for uncollectible receivables. These charges reflect the Trust's assessment of the collectibility of its receivables, which primarily consists of rent receivable from the Lessee, based on an evaluation of the Lessee's estimated future cash flows.

         As of January 31, 2001, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements set aside annually, as described below.

         The Trust intends to acquire and develop additional hotels and expects to incur indebtedness to fund those acquisitions and developments. The Trust may also incur indebtedness to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Trust's investments are insufficient to make the required distributions.

         On April 16, 1998, the Trust obtained a $12 million Credit Facility from Pacific Century Bank to assist it in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. As of January 31, 2001, the Trust had drawn $11.3 million from the Credit Facility, which charges interest at a variable interest rate. By its terms, the Credit Facility expired on April 16, 2001. During the third quarter of fiscal 2001, the Trust was notified that Pacific Century Bank would not renew the Credit Facility when it expired on April 16, 2001 due to a decision by Pacific Century Bank to cease funding hospitality operations. Pacific Century Bank also announced that it would commence selling its Arizona branches.

         In order to replace the liquidity provided by the Credit Facility, the Trust actively sought individual loans on the Tucson Oracle, Flagstaff and Scottsdale properties that secure the Credit Facility. On April 18, 2001, the Trust refinanced its Ontario property and utilized $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. Pacific Century Bank has proposed the issuance of a term loan to replace the portion of the Credit Facility that is secured by the Flagstaff and Scottsdale properties. The terms of the replacement term loan are subject to review and approval by Pacific Century Bank. If, for any reason, Pacific Century Bank does not issue the replacement term loan, the Trust has sufficient unencumbered equity in the Flagstaff and Scottsdale properties to refinance the $2.3 million outstanding balance of the Credit Facility with another lending institution and therefore satisfy the outstanding balance of the Credit Facility. In the unlikely event that Pacific Century Bank forecloses on the Flagstaff and Scottsdale properties, management believes that the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale. Pacific Century Bank has agreed to waive all covenants relating to the Credit Facility and to extend the effectiveness of the Credit Facility until July 26, 2001 to structure the replacement term loan to be secured by the Flagstaff and Scottsdale properties.

         The terms of the Credit Facility required the Trust to maintain a net worth (combined with minority interest) of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.75 to 1.0, a net operating income to debt service relating to encumbered properties ratio of not less than 1.30 to 1.0, and a net operating income to debt service ratio of not less than 1.25 to 1.0. The Trust was permitted to prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility, the Trust could not further encumber its collateral, sell its collateral, change the nature of its business or unreasonably suspend its business.

         On December 12, 2000 and again on April 18, 2001, the Trust notified Pacific Century Bank that the Trust was not in compliance with certain financial covenants contained in the Credit Facility. The Trust applied for, and received, waivers of such noncompliance from Pacific Century Bank.

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

         Effective August 30, 2000, Albuquerque Suite Hospitality, LLC, a 100% owned subsidiary of the Partnership, purchased the 122-suite Best Western Airport Inn located in Albuquerque, New Mexico for $2.1 million. The funds utilized for the purchase price were secured by a first mortgage on the Albuquerque hotel in the amount of $1,575,000 and the remaining amount was loaned by Mr. Wirth and his affiliates to the Trust.

         On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary's hotel matured. The outstanding principal balance was $3,762,839. Bank One has proposed an extension of the term of the mortgage note for twelve months until April 28, 2002. The extended note will bear interest at the Bank One Prime Rate plus one percent (1%). On April 30, 2001, the Bank One Prime Rate was seven and one-half percent (7.5%). These terms are subject to formal review and approval by the Bank One Credit Committee. If, for any reason, Bank One does not extend the mortgage note, the Trust has sufficient unencumbered equity in the Tucson St. Mary's property to refinance the outstanding balance of the mortgage note with another lending institution and therefore satisfy the outstanding balance of the mortgage note. In the unlikely event that Bank One forecloses on the Tucson St. Mary's property, management believes that the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale.

         The Partnership continues to contribute to a Capital Expenditures Fund (the "Fund") from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the twelve months ended January 31, 2001 and 2000, the Hotels spent approximately $2.2 million and $1.5 million, respectively, for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Lessee also spent approximately $1.8 million and $2.0 million, during fiscal years 2001 and 2000, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

         Management believes that cash on hand, future cash receipts and borrowings from affiliates in fiscal year 2002 will be sufficient to meet the Trust's expansion plans and to pay all obligations as they become due for the next twelve months.

NEW ACCOUNTING STANDARDS

         In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established standards for the accounting and reporting for all derivative instruments and hedging activities. This statement requires that all derivatives are recognized as assets or liabilities in the balance sheet and measured at fair value, and that recognition of gains and losses are required on hedging instruments based on changes in fair value or the earnings effect of forecasted transactions. This new standard, as amended by SFAS No. 137 and No. 138, is effective beginning January 1, 2001. This pronouncement did not have an impact on our consolidated financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB No. 101) which summarizes the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB No. 101 was amended by SAB No. 101A and No. No. 101B in March and June, 2000, respectively, to delay the implementations date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 16, 1999. We have adopted the provisions of SAB No. 101 and the adoption did not have a material effect on our consolidated financial statements.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation was effective July 1, 2000, but covers certain events having occurred after December 15, 1998. We have adopted this Interpretation and the adoption did not have a material impact on our consolidated financial statements.

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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

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

                                                  Fiscal

                              -----------------------------------------------------
        DEBT TYPE             2002          2003        2004        2005       2006     THEREAFTER    TOTAL(1)    FAIR VALUE
        ---------             ----          ----        ----        ----       ----     ----------    --------    ----------
Fixed rate debt(2)         $ 5,315,735   1,417,755   1,247,077   6,438,401   2,321,893   9,104,989   25,845,850   26,899,006

Average interest rate             8.25%       8.25%       8.25%       8.25%       8.25%       8.25%        8.25%        8.00%

Variable rate debt(2)      $15,119,589      43,573      48,812   3,167,471                           18,379,445   18,301,020

Interest rate available

on January 31, 2001               9.61%           -           -           -           -           -        9.61%       9.61%

-------------------------
(1) Approximately $300,000 of debt was repaid by February 09, 2001 and is not included in the aforementioned summary.

(2) The fair value of fixed rate debt and variable rate debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

         The table incorporates only those exposures that exist as of January 31, 2001 and does not consider those exposures or positions which would arise after that date. Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Trust's interest rate fluctuations will depend on the exposures that arise during the period and future interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

                           INNSUITES HOSPITALITY TRUST
             LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

         Independent Auditors' Report;

         Consolidated Balance Sheets - January 31, 2001 and 2000;

         Consolidated Statements of Operations - For the Years Ended January 31, 2001, 2000 and 1999;

         Consolidated Statements of Shareholders' Equity - For the Years Ended January 31, 2001, 2000 and 1999;

         Consolidated Statements of Cash Flows - For the Years Ended January 31, 2001, 2000 and 1999; and

         Notes to the Consolidated Financial Statements - January 31, 2001, 2000 and 1999.

The following financial statement schedule of InnSuites Hospitality Trust is included in Item 14(a)1:

         Schedule III - Real Estate and Accumulated Depreciation.

All other schedules are omitted, as the information is not required or is otherwise furnished.

                             INNSUITES HOTELS, INC.
                          LIST OF FINANCIAL STATEMENTS

The following financial statements of InnSuites Hotels, Inc. are included in
Item 8:

         KPMG LLP Independent Auditors' Report;

         Michael Maastricht, CPA Report of Independent Public Accountants;

         Balance Sheets - January 31, 2001 and 2000;

         Statements of Operations - For the Years Ended January 31, 2001, 2000 and 1999;

         Statements of Shareholders' Deficit - For the Years Ended January 31, 2001, 2000 and 1999;

         Statements of Cash Flows - For the Years Ended January 31, 2001, 2000 and 1999; and

         Notes to the Financial Statements - January 31, 2001, 2000 and 1999.

All schedules are omitted, as the information is not required or is otherwise furnished.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Trustees
InnSuites Hospitality Trust:

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (an Ohio real estate investment trust) and subsidiary (the "Trust") as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 31, 2001. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiary as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Phoenix, Arizona
April 30, 2001

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      January 31,
                                                             ---------------------------
                                                                 2001            2000
                                                             ------------    -----------
                             ASSETS

Hotel Properties, net                                        $ 62,591,376     64,479,347
Cash and Cash Equivalents                                         415,390        208,109
Rent Receivable from Affiliate,
  net of $5,251,861 and $2,845,732 allowance, respectively           --             --
Interest Receivable and Other Assets                              898,795        618,063
                                                             ------------    -----------
TOTAL ASSETS                                                 $ 63,905,561     65,305,519
                                                             ============    ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Mortgage Notes Payable                                       $ 25,628,572     24,251,662
Notes Payable to Banks                                         11,300,000     11,300,000
Other Notes Payable                                               125,021        225,000
Notes Payable to Related Parties                                  631,409           --
Advances Payable to Related Parties                             6,840,298      2,970,000
Accounts Payable and Accrued Expenses                           1,251,237      1,138,168
                                                             ------------    -----------

TOTAL LIABILITIES                                              45,776,537     39,884,830

MINORITY INTEREST IN PARTNERSHIP                               13,091,117     16,789,423

SHAREHOLDERS' EQUITY:
Shares of beneficial interest without par value; unlimited
  authorization; 2,126,484 and 2,507,949 shares issued and
  outstanding in 2001 and 2000, respectively                    6,532,348      9,093,020
Treasury Stock                                                 (1,494,441)      (461,754)
                                                             ------------    -----------
TOTAL SHAREHOLDER'S EQUITY                                      5,037,907      8,631,266
                                                             ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 63,905,561     65,305,519
                                                             ============    ===========


                            See accompanying notes to

                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED JANUARY 31,
                                                                      2001            2000          1999
                                                                  ------------    -----------    -----------
REVENUES:
   Rent revenue from affiliate                                    $  9,699,418      9,503,041      9,886,008
   Interest and other income                                            39,037         43,140         23,750
                                                                  ------------    -----------    -----------
TOTAL REVENUES:                                                   $  9,738,455      9,546,181      9,909,758
                                                                  ------------    -----------    -----------
EXPENSES:
   Real estate depreciation                                       $  2,840,819      2,546,381      2,196,797
   Real estate, personal taxes, insurance
     and ground rent                                                 1,450,921      1,421,646      1,221,255
   General and administrative                                        3,593,596      4,247,063      2,748,623
   Loss on termination of advisory agreement                              --             --          780,746
   Interest on mortgage notes payable                                2,354,685      2,150,144      1,952,661
   Interest on notes payable to banks                                1,141,861        976,861        639,278
   Interest on other notes payable                                       5,492           --             --
   Interest on notes payable and advances payable
      to related parties                                               267,252        213,563        204,145
   Loss on impairment of hotel property                              3,210,648           --             --
   Fees to related party investment advisor                               --             --          364,041
   Legal expense to related party                                         --             --            2,400
                                                                  ------------    -----------    -----------
TOTAL EXPENSES                                                      14,865,274     11,555,658     10,109,946
                                                                  ------------    -----------    -----------
LOSS BEFORE MINORITY INTEREST                                       (5,126,819)    (2,009,477)      (200,188)
                                                                  ------------    -----------    -----------
LESS:  MINORITY INTEREST                                            (2,532,065)    (1,057,666)        (7,117)
NET LOSS                                                          $ (2,594,754)      (951,811)      (193,071)
                                                                  ============    ===========    ===========
NET LOSS PER SHARE - (Basic and diluted)                          $      (1.12)          (.40)          (.10)
                                                                  ============    ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - (Basic and
diluted)                                                             2,316,972      2,376,770      1,921,902
CASH DIVIDENDS PER SHARE                                          $        .04    $       .02    $       .10
                                                                  ============    ===========    ===========


                            See accompanying notes to

                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

BALANCE, JANUARY 31, 1998                         $5,598,971
Debt converted to equity                           2,646,690
Stock option plan                                    183,518
Net loss                                            (193,071)
Dividends                                           (166,781)
Reallocation of minority interest                   (489,292)
                                                    ---------

BALANCE, JANUARY 31, 1999                          7,580,035
Stock option plan                                     57,400
Net loss                                            (951,811)
Dividends                                            (52,889)
Purchase of treasury stock                          (461,754)
Reallocation of minority interest                  2,460,285
                                                   ---------

BALANCE, JANYUARY 31, 2000                         8,631,266
Stock option plan                                     52,516
Net loss                                          (2,594,754)
Dividends                                            (97,703)
Purchase of treasury stock                        (1,032,687)
Reallocation of minority interest                     79,269
                                                  ----------

BALANCE, JANUARY 31, 2001                         $5,037,907
                                                  ==========


                            See accompanying notes to

                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED JANUARY 31,
                                                                            2001           2000          1999
                                                                         -----------    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(2,594,754)     (951,811)      (193,071)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Stock compensation expense                                           52,516        57,400        183,518
         Non-cash portion of loss on termination of advisory agreement          --            --          498,669
          Impairment of hotel property                                     3,210,648          --             --
         Provision for uncollectible rent receivable from affiliate        2,406,129     1,945,732        900,000
         Minority interest                                                (2,532,065)   (1,057,666)        (7,117)
         Real estate depreciation                                          2,840,819     2,546,381      2,196,797
         Amortization of deferred loan fees                                  117,440        53,937         39,346
         (Increase) in rent receivable from affiliate                     (2,406,129)   (1,157,553)    (1,473,539)
         (Increase) Decrease in interest receivable and other assets        (398,172)      414,469       (905,613)
         (Decrease) in due to Lessee                                            --            --         (944,234)
         Increase (Decrease) in accounts payable and accrued expense         113,069    (1,050,540)    (1,136,115)
                                                                         -----------    ----------    -----------
         Net cash provided by (used in) operating activities                 809,501       800,349       (841,359)
                                                                         -----------    ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Improvements and additions to hotel properties                       (2,164,744)   (1,516,543)    (2,277,890)
     Acquisition of hotel                                                   (525,000)         --       (1,448,000)
     Disposal of furniture, fixtures and equipment                            80,685          --             --
     Proceeds from sale of land                                               20,564          --             --
                                                                         -----------    ----------    -----------
     Net cash (used in) investing activities                              (2,588,495)   (1,516,543)    (3,725,890)
                                                                         -----------    ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage notes payable                           (698,090)   (4,159,391)   (19,388,537)
     Proceeds from mortgage notes payable                                    500,000          --             --
     Borrowings on mortgage notes payable                                       --       5,250,000     11,705,374
     Borrowings on other notes payable                                       172,844
     Payments on other notes payable                                        (272,823)     (225,000)      (218,000)
     Bank borrowings                                                            --            --       11,300,000
     Bank repayments                                                            --            --         (155,000)
     Payment of dividends                                                    (97,703)      (52,889)      (166,781)
     Distributions to minority interest holders                             (210,308)     (264,969)      (781,451)
     Repurchase of Partnership units                                        (876,665)     (538,847)          --
     Repurchase of treasury stock                                         (1,032,687)     (461,754)          --
     Advances from related parties                                         6,340,450       956,218      1,235,628
     Principal payments on advances payable to related parties            (2,470,152)         --         (921,447)
     Borrowings on notes payable to related parties                          745,000          --             --
     Payments on notes payable to related parties                           (113,591)         --             --
                                                                         -----------    ----------    -----------
         Net cash provided by (used in) financing activities               1,986,275       503,368      2,609,786
                                                                         -----------    ----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         207,281      (212,826)    (1,957,463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               208,109       420,935      2,378,398
                                                                         -----------    ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   415,390       208,109        420,935
                                                                         ===========    ==========    ===========

                            See accompanying notes to

                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As of and for the years ended JANUARY 31, 2001, 2000 and 1999


1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the "Trust") is a real estate investment trust ("REIT") that owns, directly or indirectly, eleven hotels with 1,751 suites in Arizona, southern California and New Mexico. The hotels operate as InnSuites Hotels.

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

The Trust's general partnership interest in the Partnership was 48.17% on January 31, 2001, and the weighted average for the twelve months ended January 31, 2001 was 46.57%.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of January 31, 2001, a total of 1,621,627 Class A limited partnership units were issued and outstanding. Additionally a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,847,991 Shares of Beneficial Interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership. Therefore, the financial statements of the Partnership are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to be consistent with current year financial statement presentation.

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

Recent performance of the Scottsdale hotel property indicated that the hotel asset may have significantly decreased in value, which then required management to test the asset for recoverability of book value under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Using management's best estimate of undiscounted future cash flows from the hotel, the hotel asset's book value was determined not to be recoverable. The hotel asset, including land, buildings and improvements, and fixtures, furniture, and equipment were written down by $3.2 million to the hotel's market value and new basis of $3.7 million.

In accounting for the acquisitions of the Hotels discussed in Note 1, purchase accounting was applied. The historical carrying values of the assets and liabilities of the Buena Park hotel property were adjusted to their respective fair values based upon the aggregate fair market value of Shares of Beneficial Interest issued to acquire the outstanding shares of Buena Park Suite Hospitality LCC. The Trust's purchase of its initial 13.6% general partnership interest in the Partnership and the Partnership's acquisition of interests in the Hotels from third parties resulted in adjustments to the historical net carrying values of such hotel properties in amounts equal to 34% of the difference between the fair values and the historical net carrying values of the respective hotel properties. The Partnership's acquisition of interests in the Hotels (other than the Buena Park hotel property) held by Wirth and his affiliates did not result in purchase accounting adjustments to historical net carrying values as such transactions were between entities under common control. Hotels purchased subsequent to January 31, 1998 have been recorded at fair value.

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES

Financial instruments, which potentially subject the Trust to credit risk, primarily consist of rent receivable from the Lessee. The Trust periodically assesses the collectibility of its receivables based on its evaluation of the Lessee's estimated future cash flows available for payment. As a result, for the fiscal years 2001, 2000, and 1999 the Trust recorded a provision of $2.4 million, $1.9 million and $900,000, respectively, for uncollectible receivables which is reflected in the accompanying consolidated statements of operations as a component of general and administrative expenses.

REVENUE RECOGNITION

Trust revenues are recognized when earned. Minimum rent revenues are calculated and recognized monthly. Percentage rent is calculated quarterly and recognized if percentage rent is greater than minimum rent.

DIVIDENDS AND DISTRIBUTIONS

The Trust expects to pay dividends that are largely dependent upon the receipt of distributions from the Partnership.

STOCK-BASED COMPENSATION

The Trust accounts for its stock option plan in accordance with the provisions of SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) which permits entities to recognize as expense over the vesting period, the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees and Related Operations" (APB No. 25) and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Trust has elected to apply the provisions of APB No. 25.

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

Minority interest in the Partnership represents the limited partners' proportionate share of the equity in the Partnership. Income or loss is allocated to minority interest based on the weighted average limited partnership percentage ownership throughout the period and equity is allocated based on the ownership percentage at year-end. Any difference is recorded as a reallocation of minority interest in Shareholders' Equity.

EARNINGS PER SHARE

Basic and diluted earnings per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the twelve months ended January 31, 2001, 2000 and 1999, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 7,062,778, 7,604,166, and 7,822,562 for fiscal 2001, 2000, and 1999, respectively. These shares are anti-dilutive due to the losses for each of the aforementioned years. Therefore, these shares have not been used in the calculation of diluted earnings per share.

For the twelve months ended January 31, 2001, 2000 and 1999, 344,100, 375,600 and 389,700 stock options, respectively, are not included in the computation of diluted earnings per share since the option exercise prices were greater than the average market price of the Shares of Beneficial Interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Due to their short maturities, cash and cash equivalents and rent receivable from affiliate are carried at cost, which reasonably approximates fair value.

The fair value of mortgage notes payable and notes payable to banks is estimated by discounting the future cash flows using the current rates which would be available for similar loans having the same remaining maturities. The carrying value of other note payables and advances to related parties approximates fair value.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a real estate investment trust that owns, directly or indirectly, eleven hotels with 1,751 suites in Arizona, southern California and New Mexico.

3.  HOTEL PROPERTIES

Hotel properties as of January 31, 2001 and 2000 consisted of the following:

                                              2001                   2000
                                              ----                   ----
Land                                      $ 5,501,235              5,685,590
Building and improvements                  54,523,741             55,027,114
Furniture and equipment                     9,224,971              8,509,821
                                          -----------             ----------

Total hotel properties                     69,249,947             69,222,525
Less accumulated depreciation               6,658,571              4,743,178
                                          -----------             ----------

Hotel properties (net)                    $62,591,376             64,479,347
                                          ===========             ==========

Seven of the Hotels are located in Arizona, three of the Hotels are located in California, and one of the Hotels is located in New Mexico. All hotels are subject to Percentage Leases as described in Note 12.

4.  ACQUISITIONS

Effective August 30, 2000, Albuquerque Suite Hospitality, LLC, a wholly-owned subsidiary of the Partnership, acquired 100% of the ownership interest in a hotel located in Albuquerque, New Mexico for $2,100,000. The acquisition was funded with a first mortgage on the Albuquerque property in the amount of $1,575,000 and cash from loans made to the Partnership by Wirth and his affiliates.

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

5.  ALLOWANCE FOR UNCOLLECTIBLE RENT RECEIVABLE

At January 31, 2001, the Trust had an accumulated allowance for uncollectible rents receivable from the Lessee totaling approximately $5.3 million. After review of the estimated cash flow projections for fiscal year 2002 and actual fiscal year 2001 and 2000 cash flows, management recorded a provision for uncollectible rent receivable in the amounts of approximately $2.4 million, $1.9 million and $900,000 for the fiscal years 2001, 2000, and 1999, respectively. The following reconciles the allowance for uncollectible rent receivable from the Lessee:

As of and for the years ended January 31, 2001, 2000, and 1999

                   ALLOWANCE FOR UNCOLLECTIBLE RENT RECEIVABLE
                   -------------------------------------------

       Balance as of January 31, 1998                           $    -
       Provision                                                   900,000
                                                                ----------

       Balance as of January 31, 1999                              900,000
       Provision                                                 1,945,732
                                                                ----------

       Balance as of January 31, 2000                            2,845,732
       Provision                                                 2,406,129
                                                                ----------

       Balance as of January 31, 2001                           $5,251,861
                                                                ----------


6.  MORTGAGE NOTES PAYABLE

At January 31, 2001, the Trust had mortgage notes payable outstanding with respect to eight of the Hotels. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from April 28, 2001 to September 1, 2015. Weighted average interest rates on the mortgage notes for the years ended January 31, 2001, 2000, and 1999 was 8.25%, 8.49%, and 8.9%,
respectively. At

January 31, 2001, all of the Hotels were in compliance with their respective debt covenants.

On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary's hotel matured. The outstanding principal balance was $3,762,839. Bank One has proposed an extension of the term of the note for twelve months until April 28, 2002. The extended note will bear interest at the Bank One Prime Rate plus one percent (1%). On April 30, 2001, the Bank One Prime Rate was seven and one-half percent (7.5%). These terms are subject to formal review and approval by the Bank One Credit Committee. If, for any reason, Bank One does not extend the mortgage note, the Trust has sufficient unencumbered equity in the Tuscon St. Mary's property to refinance the outstanding balance of the mortgage note with another lending institution and therefore satisfy the outstanding balance of the mortgage note. In the unlikely event that Bank One forecloses on the Tucson St. Mary's property, management believes that the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale.

On August 30, 2000, Albuquerque Suite Hospitality, LLC, a wholly-owned subsidiary of the Partnership, acquired 100% of the ownership interest in a hotel located in Albuquerque, New Mexico for $2,100,000. The acquisition was funded in part with a first mortgage on the property in the amount of $1,575,000 which bears interest at 8.875% and has a maturity date of September 1, 2015.

On November 3, 1999, The Trust refinanced its mortgage note on the San Diego property. The principal amount of the new loan was $4,000,000 with an interest rate of 9.0%. The loan matures on November 23, 2004. A special condition limited the initial amount to be funded at closing to $3,500,000. Subsequently, on May 2, 2000, the lender funded the additional $500,000. Financial covenants require (as defined in the loan agreement) a debt coverage ratio of no less than 1.2. In the event of noncompliance, the lenders commitment to fund the additional $500,000 would become null and void. As of January 31, 2001, the Trust was in compliance with its financial covenants.

On March 30, 1999, the Trust modified and extended the mortgage agreement on its Northern Phoenix property. The Partnership borrowed an additional $1,750,000 at 8.25% that matures on April 1, 2014. The original note was restructured to match the terms of the new note. The maturity date of the original note was extended from April 1, 2007 to April 1, 2014.

Wirth and certain of his affliates have guaranteed $10,742,202 of the mortgage notes payable. The net book value of properties securing the mortgage notes payable at January 31, 2001, 2000, and 1999 was $50,224,805, $48,581,869, and
$49,258,778 respectively. See Note 10 for scheduled minimum payments.

7.  NOTES PAYABLE TO BANKS

On April 16, 1998, the Trust obtained the $12 million Credit Facility from Pacific Century Bank to assist in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility are secured by first mortgages on three of the Hotels. As of January 31, 2001, the Trust has drawn $11.3 million from the Credit Facility, which charges interest at a variable interest rate. By its terms, the Credit Facility expired on April 16, 2001. During the third quarter of fiscal 2001, the Trust was notified that Pacific Century Bank would not renew the Credit Facility when it expired on April 16, 2001 due to a decision by Pacific Century Bank to cease funding hospitality operations. Pacific Century Bank has also announced that they are selling their Arizona branches.

In order to replace the liquidity provided by the Credit Facility, the Trust actively sought individual loans on the Tucson Oracle, Flagstaff and Scottsdale properties that secure the Credit Facility. On April 18, 2001, the Trust refinanced its Ontario property and utilized $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. Pacific Century Bank has proposed the issuance of a term loan to replace the portion of the Credit Facility that is secured by the Flagstaff and Scottsdale properties. The terms of the replacement term loan are subject to review and approval by Pacific Century Bank. If, for any reason, Pacific Century Bank does not issue the replacement term loan, the Trust has sufficient unencumbered equity in the Flagstaff and Scottsdale properties to refinance the $2.3 million outstanding balance of the Credit Facility with another lending institution and therefore satisfy the outstanding balance of the Credit Facility. In the unlikely event that Pacific Century Bank forecloses on the Flagstaff and Scottsdale properties, management believes that the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale. Pacific Century Bank has agreed to waive all covenants relating to the Credit Facility and to extend the effectiveness of the Credit Facility until July 26, 2001 to structure the replacement term loan to be secured by the Flagstaff and Scottsdale properties.

On December 12, 2000 and again on April 18, 2001, the Trust notified Pacific Century Bank that the Trust was not in compliance with certain financial covenants contained in the Credit Facility. The Trust applied for, and received, waivers of such noncompliance from Pacific Century Bank.


The terms of the Credit Facility required the Trust to maintain a net worth (combined with minority interest) of not less than $15 million and, as of the end of each fiscal quarter, maintain a debt to net worth ratio of not greater than 1.75 to 1.0, a net operating income to debt service relating to encumbered properties ratio of not less than 1.30 to 1.0, and a net operating income to debt service ratio of not less than 1.25 to 1.0. The Trust was permitted to prepay the Credit Facility, subject to a prepayment penalty of $250 plus a yield-maintenance penalty. During the term of the Credit Facility the Trust may not further encumber its collateral, sell its collateral, change the nature of its business or unreasonably suspend its business.

In accordance with the Credit Facility, the Trust may choose interest rates based on: 1) Base Rate, as defined, plus .5 basis points; 2) Treasury Bill Rate plus 2.75 basis points; or 3) London Interbank Offering Rate ("LIBOR") plus 2.75 basis points and requires quarterly interest-only payments. The Credit Facility is secured by the Scottsdale, Flagstaff, and Tucson Oracle hotel properties. The net book value of properties securing the Credit Facility at January 31, 2001, 2000, and 1999 was $12.3 million, $15.9 million, and $16.3 million, respectively. Interest is based on LIBOR plus 2.75 basis points (9.0%, 9.04%, and 7.59% at January 31, 2001, 2000, and 1999 respectively).



8.  OTHER NOTES PAYABLE

On September 26, 2000, the Trust purchased 22,500 Class A limited partnership units from Diane Jones by making an $844 down payment and issuing an unsecured promissory note in the amount of $52,000. The promissory note in the amount of $52,000 bears interest at 7% per year, effective September 26, 2000. The unpaid principal balance and accrued interest are due in 36 monthly payments of $1,606 beginning on November 27, 2000 and ending on October 27, 2003. To date, all payments have been made as scheduled. The balance on January 31, 2001 was $48,070.

On April 3, 2000, the Partnership repurchased 60,000 of the Trust's shares from Anderson Charitable Remainder Trust by issuing a secured promissory note in the amount of $120,000. The promissory note is secured by the repurchased shares. The secured promissory note bears interest at 7% per year, effective April 3, 2000. The unpaid principal balance and accrued interest are due in 24 monthly payments of $5,373 beginning on May 1, 2000 and ending on April 1, 2002. All payments have been made as scheduled. The balance on January 31, 2001 was $76,951.

In connection with the termination of an advisory agreement between the Partnership and Mid-America ReaFund Advisors, Inc. (the "Advisor"), as further described at Note 14, the Trust assumed the Advisor's outstanding debt totaling $450,000. The note bore interest at 7% and matured January 30, 2000. The Trust paid the final principal payment and all interest due on February 11, 2000.

9.  NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consists of funds provided by James F. Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $7.5 million and $3.0 million as of January 31, 2001 and 2000, respectively. The loans payable to related party are as follows:

         Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments were due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership. The balance as of January 31, 2001 was $2,000,000.

         Wirth received an unsecured promissory note that consolidated four outstanding unsecured loans to the Trust totaling $600,000. The loan amounts consolidated were $200,000, $120,000, $30,000 and $250,000, all bearing interest at 7% per year with varying maturities. Interest on these four notes through July 31, 2000 was approximately $41,999 which was subsequently paid on August 15, 2000 according to the unsecured consolidated promissory note. The loans were used to fund operations, to pay down the outstanding loan to the Partnership and to pay dividends declared October 12, 1999. The unsecured consolidated promissory note from the Trust in the amount of $600,000, bearing interest at 7% per year, became effective August 1, 2000. The unpaid principal balance and accrued interest on the unsecured consolidated promissory note is due on May 15, 2001. The balance as of January 31, 2001 was $600,000.

         Wirth made eight unsecured loans to the Trust in the total amount of $2,036,000, all bearing interest at 7% per year, effective varying from August 15 to December 8, 2000. The unpaid principal balances and accrued interest are due ranging from May 15 to July 1, 2001. The Trust used the proceeds to acquire the Albuquerque, New Mexico hotel and to fund operations. The balance as of January 31, 2001 was $1,472,000.

         On July 27, 2000, the Partnership repurchased 300,000 of the Trust's shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000. The unpaid principal balances and accrued interest are due at various dates ranging from August 27, 2000 to July 27, 2003. All payments have been made as scheduled. The balance on January 31, 2001 was $568,298.

         On July 27, 2000, the Trust purchased 311,326 of the Partnership's Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months. The final payment is due August 27, 2003. All payments have been made as scheduled. The balance as of January 31, 2001 was $631,409.

         Rare Earth Development Company, owned directly or indirectly by Wirth, made two unsecured loans to the Trust in the total amount of $2,200,000 both bearing interest at 7% per year, effective on December 29, 2000 and January 26, 2001. The unpaid principal balances and accrued interest are due on July 15, 2001. The Trust used the proceeds to fund operations. The balance as of January 31, 2001 was $2,200,000.

10.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2001 are as follows:

           FISCAL YEAR ENDED                                  AMOUNT
           -----------------                                  ------
                 2002                                      $ 5,412,929(2)
                 2003                                        7,739,206
                 2004                                        1,486,954
                 2005                                        9,811,081
                 2006                                        2,542,271
              Thereafter                                    18,957,896
                                                           -----------

                                                           $45,950,337(1)
                                                           ===========

(1) Three hundred thousand dollars ($300,000) of debt was repaid by February 9, 2001 and is not included in the aforementioned summary. See also note (2) below.

(2) In the first quarter of fiscal year 2002, the Trust refinanced approximately $9 million in mortgage debt on two of its hotel properties and utilized the funds to pay-down the amount outstanding on its $11.3 million Credit Facility. The remaining balance of $2.3 million is being transferred to a term loan, which, for purposes of this schedule, is included in the fiscal year 2003 payments. Principal payments on the $9 million refinanced has been included in the respective years applicable. Also, on April 28, 2001, the mortgage note payable on the Tucson St. Mary's hotel matured and the Bank has proposed an extension of the term of the mortgage note for twelve months until April 28, 2002. Therefore, this amount has been included in the fiscal 2003 minimum payments. For more information, see Note 22 "Subsequent Events" and Note 23 "Liquidity and Capital Resources."

11.  DESCRIPTION OF CAPITAL STOCK

Holders of the Trust's Shares of Beneficial Interest are entitled to receive dividends when and if declared by the Board of Trustees of the Trust out of funds legally available therefore. The holders of Shares of Beneficial Interest, upon any liquidation, dissolution or winding-down of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust. The Shares of Beneficial Interest possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of Shares of Beneficial Interest do not have cumulative voting rights in the election of directors and do not have preemptive rights.

For the years ended January 31, 2001 and 2000, the Trust repurchased 461,743 and 189,500 Shares of Beneficial Interest at an average price of $2.24 and $2.44 per share, respectively. Repurchase of these shares are accounted for on the Treasury Stock Method and are reported as such in the Statement of Shareholders' Equity.

12.  PERCENTAGE LEASE AGREEMENTS

Effective February 1, 2001, the Trust amended its Percentage Leases modifying the interim calculations of percentage rent and the expiration dates of the agreements. The Percentage Leases have non-cancelable terms, which expire on January 31, 2009, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Percentage Lease is the greater of minimum rent, as defined, or percentage rent. Percentage rent applicable to room and other hotel revenue varies by lease and is calculated on a quarterly basis by multiplying fixed percentages by the actual quarterly amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments beginning January 1, 1999, based on increases in the United States Consumer Price Index. Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenue over a minimum threshold.

Future minimum rentals (ignoring CPI increases) to be received by the Trust from the Lessee pursuant to the Percentage Leases for each of the next five years and in total thereafter are as follows:

                    2002                                $ 7,275,000
                    2003                                  7,275,000
                    2004                                  7,275,000
                    2005                                  7,275,000
                    2006                                  7,275,000
                 Thereafter                              21,825,000
                                                        -----------

                                                        $58,200,000
                                                        ===========

The Trust earned approximately $9.7 million, $9.5 million and $ 9.9 million in rent revenue during fiscal 2001, 2000 and 1999, respectively, of which, approximately $2.7 million, $2.6 million and $3.3 million, respectively, was in excess of base rent.

13. FEDERAL INCOME TAXES

No provision for current or deferred income taxes has been made by the Trust. The Trust has elected to be a REIT and is therefore subject to the requirements of Sections 856 to 860 of the Internal Revenue Code, all of the requirements of which management believes have been met for the years ended January 31, 2001 and 2000. As a REIT, the Trust normally distributes 95% of its taxable income to its shareholders. For the years ended January 31, 2001, 2000 and 1999, the Trust had a taxable income (loss) of approximately ($80,000), ($1,980,000) and ($1,164,000), respectively, before consideration of net operating loss carry forwards. In fiscal years 2001 and 2000, the primary difference between book loss and taxable income relates to excess book depreciation over tax depreciation.

         The total dividends per share applicable to operating results for the years ended January 31, 2001, 2000, and 1999, amounted to $0.04 per share, $0.01 per share, and $0.10 per share, respectively.

         The Trust has an income tax net operating loss of approximately $16.6 million at January 31, 2001. Net operating loss carryforwards expire beginning in fiscal 2008 and ending in fiscal 2021. The quarterly allocation of cash dividends paid per share and the characterization of dividends as either ordinary income or return of capital for individual shareholders' income tax purposes were as follows:

                    CALENDAR 2000                       CALENDAR 1999                           CALENDAR 1998
                    -------------                       -------------                           -------------
              Ordinary   Return   Total           Ordinary   Return    Total              Ordinary   Return    Total
Month Paid     Income  of Capital  Paid            Income  of Capital  Paid                Income  of Capital  Paid
--------------------------------------------------------------------------------------------------------------------

January           -       $.01     .01                 -         -      -                       -      -          -
May               -       $.01     .01                 -         -      -                       -      -          -
July              -       $.01     .01                 -         -      -                       -      -          -
September         -          -       -                 -         -      -                       -      .10      .10
October           -       $.01     .01                 -      $.01    .01                       -      -          -
                ---        ---     ---               ---      ---     ---                     ---      ---      ---
                  -       $.04     .04                 -      $.01    .01                       -      .10      .10
                ===        ===     ===               ===      ====    ===                     ===      ===      ===


         The tax status of distributions to shareholders in calendar 2001 will be dependent on the level of the Trust's earnings in that year. If current and accumulated earnings and profits of the Trust exceed dividends paid in calendar 2000, such dividends will represent ordinary income to the recipients irrespective of the net operating loss carryforward. If certain changes in the Trust's ownership should occur, there could be an annual limitation on the amount of carryforwards that can be utilized, which could potentially impair the ability to utilize the full amount of the carryforwards.

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

At January 31, 2001, Wirth was a 9.8% indirect shareholder of the Lessee. See
Note 22 "Subsequent Events." At January 31, 2001 the Trust had a $493,500 receivable from the Lessee.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels. As of January 31, 2001 and 2000 Wirth and his affiliates held 5,226,364 Class B limited partnership units. As of January 31, 2001 and 2000 Wirth and his affiliates held 630,713 and 834,613, respectively, Shares of Beneficial Interest in the Trust.

At January 31, 2001, the Trust owned a 48.17% interest in the eleven hotels (the "Hotels") through its sole general partner's interest in the Partnership. This change in ownership resulted primarily from the following transactions:

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

         The Trust repurchased 131,493 of the Partnership's Class A limited partnership units in fiscal 2000 at a weighted average price per unit of $4.10. The units were then retired.

         The Trust repurchased 370,487 of the Partnership's Class A limited partnership units in fiscal 2001 at a weighted average price per unit of $2.37. Of these units, 36,911 were then retired and the remaining 333,576 then became general partner units.

The Trust recorded expenses of $0, $17,000, and $2,400, in fiscal years 2001, 2000 and 1999, respectively, for legal services provided by a law firm of which the former President of the Trust and another former Trustee are principals.

The Trust paid interest on related party notes to Mr. Wirth in the amounts of $185,597, $14,000, and $135,000 for the twelve months ended January 31, 2001, 2000 and 1999, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust's significant financial instruments at January 31, 2001 and 2000 are as follows:

                                              2001                                  2000
                                              ----                                  ----
                                    CARRYING            FAIR              CARRYING             FAIR
                                     AMOUNT             VALUE              AMOUNT             VALUE
                                     ------             -----              ------             -----
Mortgage notes payable               $25,628,572       26,303,299           24,251,662      22,523,421
Notes payable to banks               $11,300,000       11,300,000           11,300,000      11,300,000
Other notes payable                      125,021          125,021              125,000         125,000

Notes and advances payable to
   related parties                   $ 7,471,707                *            2,970,000               *

* It is not practical to estimate the fair value of related party payables.

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest amounted to approximately $3.4 million, $3.4 million, and $2.4 million for fiscal years 2001, 2000, and 1999, respectively.

The Trust satisfied its $2.6 million participating mortgage obligation related to the Ontario hotel through the issuance of 423,687 Shares of Beneficial Interest to former partners of Ontario Hospitality Properties Limited Partnership and 133,492 Class B limited partnership units in the Partnership to Wirth and his affiliates for their respective interests in fiscal 1999.

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

In connection with the acquisition of the Albuquerque hotel, approximately $1.6 million of the purchase price was satisfied through a mortgage note payable to a third party lender.

18.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring December 31, 2051 and January 9, 2029. Total expense for the fiscal years ended January 31,

2001, 2000 and 1999 was $104,805, $70,000 and $70,000 plus a variable component that totaled approximately $64,000, $67,000 and $77,000, respectively.

Future minimum lease payments are as follows:

             Fiscal Year Ended

                      2002                                     159,780
                      2003                                     159,780
                      2004                                     159,780
                      2005                                     159,780
                      2006                                     159,780
             Thereafter                                      5,549,940
                                                            ----------

                                                            $6,348,840
                                                            ==========

The Trust is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Percentage Leases. The Reserve Funds have not been recorded on the books and records of the Trust as such amounts are capitalized as incurred. The amounts obligated under the Reserve Funds are 4% of the individual Hotels' total revenues.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position, results of operations or liquidity of the Hotels.

The Trust is involved from time-to-time in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust's consolidated financial position, results of operations or liquidity.

19.  STOCK OPTION PLAN

During fiscal 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the "Plan"). Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, Trust Officers, other key employees, consultants, advisors, and similar employees of the Trust's subsidiaries and affiliates. The number of options that may be granted is limited to 10% of the total Common Stock and Units (Class A and Class B) as of the first day of such year.

Generally, options granted expire in 10 years, are exercisable during the optionee's lifetime only by the recipient and are non-transferable. Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted in fiscal year 2001.

The per share weighted average fair value of stock options granted under the Plan for the years ended January 31, 2000 and 1999 was $1.12 and $1.26, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999:

                                             Years ended January 31

                                    2001             2000              1999
                                    ----             ----              ----

Dividend yield                        -               2.5%            -
Expected volatility                   -              34.0%           37.5%

Risk-free interest rate              -               5.7%            5.0%
Expected lives (years)               -               3.0             2.5

At January 31, 2001, the exercise price and weighted average remaining contractual life of options was $2.50 and 7.6 years, respectively.

The following table summarizes the stock option activity during the 2001, 2000 and 1999 fiscal years and provides information about the stock options outstanding at January 31, 2001:

                                                                          Weighted-
                                                                           Average

                                           Number of Options           Exercise Price
                                           -----------------           --------------
Stock Option Activity

Outstanding, January 31, 1998                             --           $           --
     Granted                                         405,000                     4.31
     Forfeited                                       (15,300)                    4.31
     Exercised                                            --                       --
                                           -----------------           --------------

Outstanding, January 31, 1999                        389,700           $         4.31
     Granted                                          88,200                     2.50
     Forfeited                                      (102,300)                    3.83
     Exercised                                            --                       --
                                           -----------------           --------------

Outstanding, January 31, 2000                        375,600           $         2.50
     Granted                                              --                       --
     Forfeited                                       (31,500)                    2.50
     Exercised                                            --                       --
                                           -----------------           --------------

Outstanding, January 31, 2001                        344,100           $         2.50
                                           =================           ==============


Stock Option Information                      January 31, 2001
------------------------                      ----------------

Options exercisable                                   89,400
Weighted Average Exercise Price                       $ 2.50

For stock options granted to non-employees of the Trust, compensation is recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model. During the years ended January 31, 2001, 2000, and 1999, the Trust granted 0, 28,200, and 214,100 stock options to non-employees, respectively. This resulted in the recognition of compensation expense of $0, $57,000, and $184,000 during the respective years.

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

                                                                          YEARS ENDED JANUARY 31
                                                                          ----------------------

                                                             2001                   2000                  1999
                                                             ----                   ----                  ----

Net loss:
   As reported                                        $    (2,594,754)       $      (951,811)       $      (193,071)
                                                      ================       ================       ================

   Pro forma                                          $    (2,698,244)       $    (1,058,408)       $      (293,468)
                                                      ================       ================       ================

Net loss per share - basic and diluted:

   As reported                                        $         (1.12)       $         (0.40)       $         (0.10)
                                                      ================       ================       ================

   Pro forma                                          $         (1.16)       $         (0.45)       $         (0.15)
                                                      ================       ================       ================


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

20.  NET LOSS PER SHARE

The Trust calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (2,316,972, 2,376,770 and 1,921,902 shares for the years ended January 31, 2001,
2000, and 1999, respectively). Diluted net loss per share is the same as basic net loss per share for the years ended January 31, 2001, 2000 and 1999 due to the anti-dilutive effect of potentially dilutive securities on loss from continuing operations.

21.  QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the results of operations, by quarter, for the fiscal years ended January 31, 2001 and 2000. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included. The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

                                                                       QUARTER ENDED

FISCAL 2001                                      APRIL 30         JULY 31          OCTOBER 31            JANUARY 31
-----------                                      --------         -------          ----------            ----------

Total revenues                                   $3,321,309      2,086,259           2,173,744             2,157,143
                                                 ==========      ==========      =============         =============

Total revenues less interest
     expense on mortgage loans
     and operating expenses,
     and amortization expense of
     real estate held for sale                   $2,464,217      1,175,233           1,178,741             1,150,975
                                                 ==========      ==========      =============         =============

Net income (loss)                                $  392,489       (403,513)           (513,844)           (2,150,668)
                                                 ==========     ==========       =============         =============

Income (loss) per share - Basic                  $      .16           (.17)               (.24)                (.99)
                                                 ==========     ==========       =============         =============

Income (loss) per share - diluted                $      .10           (.17)               (.24)                (.99)
                                                 ==========     ==========       =============         =============

Dividends declared per share                     $      .10            .01                 .01                   .01
                                                 ==========     ==========       =============         =============

                                                                      QUARTER ENDED

FISCAL 2000                                   APRIL 30          JULY 31            OCTOBER 31            JANUARY 31
-----------                                   --------          -------            ----------            ----------
Total revenues                                $3,284,978         2,102,983           2,037,540             2,120,679
                                              ==========     =============       =============         =============

Total revenues less interest
     expense on mortgage loans
     and operating expenses,
     and amortization expense of
     real estate held for sale                $2,527,452           653,656           1,278,142             1,769,061
                                              ==========     =============       =============         =============

Net income (loss)                             $  379,307          (295,821)            (98,975)             (936,322)
                                              ==========     =============       =============         =============

Income (loss) per share - basic               $      .16              (.13)               (.04)                 (.39)
                                              ==========     =============       =============         =============

Income (loss) per share - diluted             $      .10              (.13)               (.04)                 (.39)
                                              ==========     =============       =============         =============

Dividends declared per share                  $      .10                 -                 .01                   .01
                                              ==========     =============       =============         =============


22. SUSEQUENT EVENTS

Effective February 1, 2001, the Trust acquired the Lessee, InnSuites Hotels Inc., following the guidelines of the REIT Modernization Act. The rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions. Concurrent with these changes, a new management company, Suite Hospitality Management, Inc., contracted with the Lessee to assume management of the Hotels, replacing InnSuites Innternational Hotels, Inc.

On April 18, 2001, the Trust refinanced its Ontario property and used the net proceeds of $4.2 million to reduce the Trust's outstanding balance of $11.3 million on its Credit Facility to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. Pacific Century Bank has proposed the issuance of a term loan to replace the remaining balance of the Credit Facility. The terms of the replacement term loan are subject to review and approval by Pacific Century Bank. If, for any reason, Pacific Century Bank does not issue the replacement term loan, the Trust has sufficient unencumbered equity in the Flagstaff and Scottsdale properties to refinance the $2.3 million outstanding balance of the Credit Facility with another lending institution and therefore satisfy the outstanding balance of the Credit Facility. In the unlikely event that Pacific Century Bank forecloses on the Flagstaff and Scottsdale properties, management believes that the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale. Pacific Century Bank has agreed to waive all covenants relating to the Credit Facility and to extend the effectiveness of the Credit Facility until July 16, 2001 to allow time to structure the replacement term loan which will be secured by the Flagstaff and Scottsdale properties.

On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary's hotel matured. The outstanding principal balance is $3,762,839. Bank One has proposed an extension of the term of the mortgage note for twelve months until April 28, 2002. The extended mortgage note will bear interest at the Bank One Prime Rate plus one percent (1%). On April 30, 2001, the Bank One Prime Rate was seven and one-half percent (7.5%). These terms are subject to formal review and approval by the Bank One Credit Committee. If, for any reason, Bank One does not extend the mortgage note, the Trust has sufficient unencumbered equity in the Tucson St. Mary's property to refinance the outstanding balance of the mortgage note with another lending institution and therefore satisfy the outstanding balance of the mortgage note. In the unlikely event that Bank One forecloses on the Tucson St. Mary's property, management believes that the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale.

23. LIQUIDITY AND CAPITAL RESOURCES

The Trust has experienced a net loss applicable to Shares of Beneficial Interest of $2,594,754 and $951,811 for the years ended January 31, 2001 and 2000, respectively. However, cash flows from operations for each of these respective years have been $809,501 and $800,349 and the Trust has shareholders' equity of approximately $5 million at January 31, 2001.

The Trust's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. As a result of the Trust's acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust. See "Item 1 - Business - Acquisition of the Lessee by the Trust." For the twelve months ended January 31, 2001 and 2000, the Trust recorded provisions of approximately $2.4 million and $1.9 million for uncollectible receivables. These charges reflect the Trust's assessment of the collectibility of its receivables, which primarily consists of rent receivable from the Lessee, based on an evaluation of the Lessee's estimated future cash flows.

On April 18, 2001, the Trust refinanced its Ontario property and utilized $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. Pacific Century Bank has proposed the issuance of a term loan (twelve months) to replace the portion of the Credit Facility that is secured by the Flagstaff and Scottsdale properties. The terms of the replacement term loan are subject to review and approval by Pacific Century Bank. However, if for any reason, Pacific Century Bank does not issue the replacement term loan, the Trust has sufficient unencumbered equity in the Flagstaff and Scottsdale properties to refinance the outstanding balance (and satisfy the balance due to Pacific Century Bank) with another lending institution. In the unlikely event that Pacific Century Bank forecloses on the property, management believes the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale.

On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary's hotel matured. The outstanding principal balance was $3,762,839. Bank One has proposed an extension of the term of the mortgage note for twelve months until April 28, 2002. The extended note will bear interest at the Bank One Prime Rate plus one percent (1%). On April 30, 2001, the Bank One Prime Rate was seven and one-half percent (7.5%). These terms are subject to formal review and approval by the Bank One Credit Committee. If, for any reason, Bank One does not extend the mortgage note, the Trust has sufficient unencumbered equity in the Tucson St. Mary's property to refinance the outstanding balance (and satisfy the balance due to Bank One) with another lending institution. In the unlikely event that Bank One forecloses on the property, management believes the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale.

The Trust has approximately $4.8 million due and payable in fiscal year 2002 under notes and advances payable to Wirth. To the extent the Trust can not satisfy these amounts as they come due, Wirth has agreed to extend the terms of these borrowings to future dates.

Management believes that cash on hand, future cash receipts and borrowings from affiliates in fiscal year 2002 will be sufficient to meet the Trust's expansion plans and to pay all obligations as they become due for the next twelve months.

                                                                  SCHEDULE III

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF JANUARY 31, 2001

                                                                                       Cost

                                                       Initial                      Capitalized               Gross Amounts At
                                                        Cost                       Subsequent to              Which Carried At
                                                      to Trust                      Acquisition               Close of Period
                                               -------------------------        --------------------        -------------------
                                                            Building and                Building and               Building and
                              Encumbrances     Land         Improvements        Land    Improvements        Land   Improvements
                              ------------     ----         ------------        ----    ------------        ----   ------------

InnSuites Hotels
  Phoenix Best Western

  Phoenix, Arizona           $ 4,116,825    $  418,219     $ 2,922,884     $       -     $  159,295     $  418,219     $3,082,179

InnSuites Hotels
  Tempe/Phoenix
  Airport/South
  Mountain

  Tempe, Arizona               2,223,862       686,806       6,548,348             -        196,578        686,806      6,744,926

InnSuites Hotels Tucson,
  Catalina Foothills Best
  Western Tucson, Arizona (B)          -             -       4,220,820             -      1,807,910              -      6,028,730

InnSuites Hotels Yuma Best
  Western

  Yuma, Arizona                3,326,624       251,649       4,983,292             -        797,327        251,649      5,780,619

Holiday Inn Airport
  Ontario Hotel and Suites

  Ontario, California          3,368,969     1,633,064       5,450,872             -        273,760      1,633,064      5,724,632

InnSuites Hotels
  Flagstaff/Grand Canyon

  Flagstaff, Arizona (B)               -       100,000       1,194,691             -      1,073,503        100,000      2,268,194

InnSuites Hotels
  Tucson St. Mary's

  Tucson, Arizona              3,780,692       900,000       9,166,549       (20,564)       368,760        879,436      9,535,309

Buena Park Suite
  Hospitality
  Buena Park Suites

  Buena Park, California       3,298,754       645,852       4,336,476             -      1,764,521        645,852      6,100,997

InnSuites Hotels
  San Diego Hospitality

  San Diego, California        3,959,206       700,000       3,972,785             -        205,964        700,000      4,178,749

InnSuites Hotels
  Scottsdale/

  El Dorado Park Resort

  Scottsdale, Arizona (B)              -       350,000       6,074,400      (163,791)    (3,005,262)       186,209      3,069,138

Airport Inn Albuquerque

  Albuquerque, New Mexico      1,553,640             -       1,903,970             -        106,298              -      2,010,268
                             -----------    ----------     -----------     ---------     ----------     ----------    -----------

                             $25,628,572    $5,685,590     $50,775,087     $(184,355)    $3,748,654     $5,501,235    $54,523,741
                             ===========    ==========     ===========     =========     ==========     ==========    ===========

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
                                   -------------------------------------------------------------------------------------------------

InnSuites Hotels
     Phoenix Best Western

      Phoenix, Arizona                $ 3,500,398      $  234,921     $ 3,265,477         1980           1998         5-40 years

InnSuites Hotels
   Tempe/Phoenix
   Airport/South
   Mountain

   Tempe, Arizona                       7,431,732         506,133       6,925,599         1982           1998         5-40 years

InnSuites Hotels Tucson,
   Catalina Foothills Best
   Western Tucson, Arizona (B)          6,028,730         452,107       5,576,623         1981           1998         5-40 years

InnSuites Hotels Yuma Best
   Western

   Yuma, Arizona                        6,032,268         432,187       5,600,081         1982           1998         5-40 years

Holiday Inn Airport
   Ontario Hotel and Suites

   Ontario, California                  7,357,696         428,288       6,929,408         1990           1998         5-40 years

InnSuites Hotels
   Flagstaff/Grand Canyon

   Flagstaff, Arizona      (B)          2,368,194         163,017       2,205,177         1966           1998         5-40 years

InnSuites Hotels
   Tucson St. Mary's

   Tucson, Arizona                     10,414,745         698,799       9,715,946         1960           1998         5-40 years

Buena Park Suite Hospitality
   Buena Park Suites

   Buena Park, California               6,746,849         401,637       6,345,212         1972           1998         5-40 years

InnSuites Hotels
   San Diego Hospitality

   San Diego, California                4,878,749         288,794       4,589,955         1946           1998         5-40 years

InnSuites Hotels Scottsdale/
   El Dorado Park Resort
   Scottsdale, Arizona     (B)          3,255,347               -       3,255,347         1980           1998         5-40 years

Airport Inn Albuquerque

   Albuquerque, New Mexico              2,010,268          27,373       1,982,895         1975           2000         5-40 years
                                      -------------------------------------------
                                      $60,024,976      $3,633,256     $56,391,720
                                      ===========      ==========     ===========

              (See accompanying independent auditors report.)

(A) Aggregate cost for federal income tax purposes at January 31, 2001 is as follows:

                    Land                          $ 5,666,892
                    Buildings and improvements     24,568,835
                                                  -----------
                                                  $30,235,727

                                                  ===========

(B) These properties secure the $12 million Credit Facility.

         Reconciliation of Real Estate:

                  Balance at January 31 1999                       $ 60,017,468
                  Improvement to hotel properties                       695,238
                                                                   ------------

                  Balance at January 31, 200                       $ 60,712,706
                  Acquisition of Hotel Properties                     1,903,970
                  Improvement to Hotel Properties                       758,213
                  Impairment of Hotel Property                       (3,329,349)
                  Sale of Land                                          (20,564)
                                                                   ------------
                  Balance at January 31, 2001                      $ 60,024,976
                                                                   ============

All acquisitions of hotel properties, other than approximately $1,448,000 in cash paid in connection with the purchase of the Buena Park property and $2,100,000 paid for the Albuquerque property, were acquired through the exchange of limited partnership units in the Partnership.

Reconciliation of Accumulated Depreciation:
   Balance at January 31, 1998                                      $        -
   Depreciation                                                      1,306,786
                                                                    ----------

   Balance at January 31, 1999                                       1,306,786
   Depreciation                                                      1,368,788
                                                                    ----------

   Balance at January 31, 2000                                       2,675,574
   Depreciation                                                      1,423,533
   Impairment of hotel property                                      (465,851)
                                                                    ----------

   Balance at January 31, 2001                                      $3,633,256
                                                                    ==========

                          Independent Auditors' Report

The Board of Directors
InnSuites Hotels, Inc.:

We have audited the accompanying balance sheets of InnSuites Hotels, Inc. (the "Company") as of January 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hotels, Inc. as of January 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP

Phoenix, Arizona
April 30, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


The Board of Directors
InnSuites Hotels, Inc:

We have audited the balance sheet (not presented herein) of InnSuites Hotels, Inc., as of January 31, 1999, and the related statements of operations and stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hotels, Inc., as of January 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Phoenix, Arizona                          MICHAEL MAASTRICHT, CPA
April 14, 2000

                             INNSUITES HOTELS, INC.
                                 BALANCE SHEETS

                                                                                    JANUARY 31,
                                                                                    ----------

                                                                                2001           2000
                                                                                ----           ----
Assets

Cash and cash equivalents                                                   $    71,491       203,166
Accounts receivable, net                                                      1,132,274       790,323
Prepaids and other assets                                                       223,222        41,938
                                                                            -----------    ----------

Total Assets                                                                $ 1,426,987     1,035,427
                                                                            -----------    ----------

Liabilities and Stockholders' Deficit

Liabilities

Accounts payable                                                              1,671,562     1,418,469
Loans from affiliates                                                           631,834       375,000
Percentage rent payable                                                       5,251,862     2,845,732
Accrued expenses and other liabilities                                          775,790       865,953
                                                                            -----------    ----------

Total Liabilities                                                             8,331,048     5,505,154

Stockholders' Deficit

   Preferred stock, $1 par value, 100 shares authorized,
     100 shares issued and outstanding as of January 31, 2000 and 2000              100           100
  Additional paid-in-capital                                                    249,900       249,900
   Common stock, no par value, 100,000 shares authorized,
     76,555 shares issued and outstanding as of January 21, 2001 and 2000         2,431         2,431
Accumulated Deficit                                                          (7,156,492)   (4,722,158)
                                                                            -----------    ----------

Total Stockholders' Deficit                                                  (6,904,061)   (4,469,727)
                                                                            -----------    ----------

Total Liabilities and Stockholders' Deficit                                 $ 1,426,987     1,035,427
                                                                            ===========    ==========

                 See accompanying notes to financial statements.

                             INNSUITES HOTELS, INC.
                            STATEMENTS OF OPERATIONS

                                        For the years ended January 31,
                                      2001            2000           1999
                                      ----            ----           ----
Revenue from hotel operations:
     Room                         $ 26,077,800     25,146,035     24,341,384
     Food and beverage               1,709,045      1,725,730      1,613,766
     Telecommunications                335,932        346,091        460,770
     Other                             733,637        734,585        291,281
                                  ------------    -----------    -----------

         Total revenues           $ 28,856,414     27,952,441     26,707,201
                                  ------------    -----------    -----------

Department expenses:
     Rooms                        $  7,136,313      6,706,503      7,787,234
     Food and beverage               1,620,049      1,626,532      1,409,010
     Telecommunications                447,758        389,664        495,566
     Other                             445,236        437,240        138,468
     General and administrative      4,562,012      3,918,748      3,975,266
     Sales and marketing             2,173,381      2,149,781      2,082,812
     Repairs and maintenance         1,816,917      2,025,576      1,344,715
     Hospitality                     1,647,599      1,546,766      1,202,005
     Utilities                       1,824,198      1,643,788      1,572,819
     Insurance                         167,867        105,573         62,437
     Percentage rent                 9,699,418      9,516,038      9,976,880
                                  ------------    -----------    -----------

     Total expenses               $ 31,540,748     30,066,209     30,047,212
                                  ------------    -----------    -----------

Net loss                          $ (2,684,334)    (2,113,768)    (3,340,011)
                                  ============    ===========    ===========

                 See accompanying notes to financial statements.

                             INNSUITES HOTELS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

               For the years ended January 31, 2001, 2000 and 1999


                                                                             RETAINED

                                        PREFERRED         COMMON             EARNINGS
                                          STOCK           STOCK        (ACCUMULATED DEFICIT)      TOTAL
                                          -----           -----                                   -----

BALANCE, January 31, 1998               $250,000         $2,431            $      1,621           $   254,052
     Contributions                            --             --                 480,000               480,000
     Net Loss                                 --             --              (3,340,011)           (3,340,011)
                                        --------         ------            ------------           -----------
BALANCE, January 31, 1999               $250,000          2,431            $ (2,858,390)          $(2,605,959)
                                        --------         ------            ------------           -----------
     Contributions                            --             --                 250,000               250,000
     Net Loss                                 --             --              (2,113,768)           (2,113,768)
                                        --------         ------            ------------           -----------
BALANCE, January 31, 2000               $250,000         $2,431            $ (4,722,158)          $(4,469,727)
                                        --------         ------            ------------           -----------
Contributions                                 --             --                 250,000               250,000
Net loss                                      --             --              (2,684,334)           (2,684,334)
                                        --------         ------            ------------           -----------
BALANCE, January 31, 2001               $250,000         $2,431            $ (7,156,492)          $(6,904,061)
                                        ========         ======            ============           ===========

                 See accompanying notes to financial statements.

                             INNSUITES HOTELS, INC.
                            STATEMENTS OF CASH FLOWS

                                                      For the years ended January 31,
                                                     2001           2000          1999
                                                 -----------      ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $(2,684,334)   (2,113,768)   (3,340,011)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   (Increase) in Accounts receivable                (341,951)     (123,242)      142,978
   (Increase) decrease in Prepaids and
      Other Assets                                  (181,284)       78,617       639,280
   Decrease in Inventories                              --            --         493,648
   Increase in Accounts payable                      253,093       219,224       229,067
   Increase in Percentage rent payable             2,406,130     1,157,554     1,688,178
   Increase (decrease) in Accrued expenses
    and other liabilities                            (90,163)       60,050        (6,936)
                                                 -----------    ----------    ----------
   Net cash (used in) operating activities       $  (638,509)     (721,565)     (153,796)
                                                 -----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on loans from affiliates               256,834       238,552          --
   Payments on loans from affiliates                    --            --        (212,120)
   Contributions                                     250,000       250,000       480,000
                                                 -----------    ----------    ----------
   Net cash provided by financing activities     $   506,834       488,552       267,880
                                                 -----------    ----------    ----------
Net change in cash and cash equivalents             (131,675)     (233,013)      114,084

Cash and cash equivalents at beginning of year       203,166       436,179       322,095
                                                 -----------    ----------    ----------

Cash and cash equivalents at end of year         $    71,491       203,166       436,179
                                                 ===========    ==========    ==========

                 See accompanying notes to financial statements.

                             INNSUITES HOTELS, INC.
                          Notes to Financial Statements

                          As of and for the years-ended

                         January 31, 2001, 2000 and 1999

1.       Organization & Basis of Presentation

InnSuites Hotels, Inc., (the "Company") leases and operates hotels owned by RRF Limited Partnership (the "Partnership"). The Partnership is owned by several Limited Partners and a General Partner, InnSuites Hospitality Trust(the "Trust"). The Trust is an unincorporated Ohio real estate investment trust (the "REIT") which agreed to acquire equity interests in several existing hotel properties on January 31, 1998 and to consider selectively the purchase or development of additional hotels in the expansion of its business. The Trust acquired its General Partner interest, representing a 13.6% equity interest in the Partnership as of January 31, 1998. The partners and shareholders of the original InnSuites Hotels, Inc. contributed their respective partnership and corporate interests to the Partnership in exchange for cash, partnership interests or REIT Common stock on January 31, 1998.

The following full-service hotels are leased and operated by the Company:

Property                                        Location                Number of Suites
--------                                        --------                ----------------

InnSuites Tempe/Airport                         Tempe, AZ                      170
InnSuites Scottsdale                            Scottsdale, AZ                 132
InnSuites Flagstaff Grand Canyon                Flagstaff, AZ                  118
InnSuites Phoenix Best Western                  Phoenix, AZ                    123
InnSuites Tucson Best Western                   Tucson, AZ                     159
InnSuites Yuma Best Western                     Yuma, AZ                       166
Holiday Inn Airport InnSuites Ontario           Ontario, CA                    150
InnSuites Tucson St. Mary's                     Tucson, AZ                     297
InnSuites San Diego                             San Diego, CA                  147
InnSuites Buena Park                            Buena Park, CA                 185
InnSuites Hotels Airport Inn Albuquerque        Albuquerque, NM                104
                                                                             -----

                                                         Total Suites        1,751
                                                                             =====


The Company leases these 11 hotels pursuant to individual operating leases which are structured on a hotel-by-hotel basis. The lessors of these leases are subsidiaries of the Partnership (the "Lessors"). In accordance with the lessor/lessee relationship, the operating hotels are required to make percentage lease payments to the Lessors based on a percentage of hotel room revenues. The amount of the lease payments is calculated on an individual hotel basis and is governed by an executed lease agreement which details the method of lease payment calculation. The calculation to determine each hotel percentage lease payment is based on quarterly hotel revenues.

All of the hotels offer studio and two-room suites with a variety of room upgrades available, such as the two-room "Executive/Family Suite", the "Boardroom Meeting Suite" or a "Presidential Jacuzzi Suite." In addition, the hotels operate as moderate and full-service hotels near premier vacation areas such as the Grand Canyon and Disneyland along with other attractions and business centers.

The financial statements include the accounts of InnSuites Hotels, Inc. and the results of operations of the 11 leased hotels. All significant intercompany transactions have been eliminated, and certain prior period amounts have been reclassified to be consistent with current period financial statement presentation.

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

b)       Cash and Cash Equivalents

         All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

c)       Income Taxes

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

d)       Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk are principally trade accounts receivable. The Company's receivables are unsecured.

e)       Revenue Recognition

         Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided, if needed, against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been minimal and within management's expectations.

f)       Repairs and Maintenance

         Repairs and maintenance are charged to operations as incurred by the Company. Costs incurred for major renovations and fixed asset purchases are reimbursed and capitalized by the Lessors.

g)       Advertising and Promotion

         The costs of advertising and promotional events are expensed as incurred.

h)       Fair Value of Financial Instruments

         Fair value is determined by using available market information and valuation methodologies. Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities, which due to their short maturities, are carried at amounts, which reasonably approximate fair value.

3.       Percentage Lease Agreements

Percentage Leases exist between the Company's individual leased hotels and the Lessors. The Percentage Leases have noncancellable lease terms which expire on January 31, 2009, and are subject to earlier termination on the occurrence of certain contingencies, as defined in the Percentage Leases. The rent due under each Percentage Lease is the greater of the minimum rent, also defined by the Percentage Lease, or percentage rent. Percentage rent applicable to room and other hotel revenue is calculated by multiplying fixed percentages by the total amounts of such gross revenues in excess of specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on the United States Consumer Price Index ("CPI"). Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenues over a minimum threshold. Percentage rent expense for the years ended January 31, 2001, 2000 and 1999 was $9.7 million, $9.5 million and $10 million, respectively, of which $2.7 million, $2.6 million and $3.1 million, respectively, was in excess of minimum rent.

Future minimal rentals (without reflecting future CPI increases) to be paid by the Company pursuant to the Percentage Leases for fiscal years 2002 to 2006 and in total thereafter are as follows:

                              2002                          $ 7,275,000
                              2003                            7,275,000
                              2004                            7,275,000
                              2005                            7,275,000
                              2006                            7,275,000
                           Thereafter                        21,825,000
                                                            -----------

                                                            $58,200,000
                                                            ===========

Other than real estate and personal property taxes, casualty insurance and capital improvements which are obligations of the Lessor, the Percentage Leases require the Company to pay rent, liability insurance premiums, and all costs, expenses, utilities and other charges incurred in the operation of the leased hotels. Property insurance premiums are allocated 50% to the Lessor and 50% to the Company. In addition, at January 31, 2001 and 2000, outstanding receivables due the Company from the Lessor for the reimbursement of capital improvements, which were paid for by the Company, were netted with percentage rent payable to the Lessor. The amounts netted against percentage rent payable were approximately $1.6 million and $731,000 at January 31, 2001 and 2000, respectively.

The Company is required to indemnify the Lessor against all liabilities, costs and expenses incurred by or asserted against the Lessor in the normal course of operating the hotels.

4.  Income Taxes

The components of the income tax expense (benefit) were as follows:

                                                    For the year ended, January 31,
                                                      2001                  2000
                                               ----------------------------------------

                  Federal:
                    Current                            $   -               $   -
                    Deferred                               -                   -
                  State and local:
                    Current                              950                   -
                    Deferred                               -                   -
                                                       -----               -----
                                                       $ 950               $   -
                                                       =====               =====

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                     For the year ended,
                                                                         January 31,
                                                                  2001                  2000
                                                                  ----                  ----
             Computed "expected" tax
               expense (benefit)                               $(912,673)            (688,313)

             State income taxes, net of federal
               income tax effect                                      627             (106,469)
             Change in valuation allowance                        622,052              792,062
             Change due to difference
                    in federal rate                               254,438                    -
             Adjustment to Federal Net Operating Loss              16,914                    -
             Other, net                                            19,592                2,720
                                                                ---------            ---------
             Income tax expense (benefit)                       $     950                    -
                                                                =========            =========


The components of the Company's deferred tax assets as of January 31 were as follows:

                                                                  2001                  2000
                                                                  ----                  ----
         Deferred tax assets:
              Operating loss carryforward                      $ 2,730,889              774,000
              Charitable Contributions carryfoward                   1,385                    -
              Accrued expenses                                      21,195            1,118,000
                                                               -----------          -----------
         Gross deferred tax assets                               2,753,469            1,892,000
         Less:  valuation allowance                             (2,753,469)          (1,892,000)
                                                               -----------          -----------
         Deferred tax assets, net                              $         -                    -
                                                               ===========          ===========

The deferred tax assets consist of differences resulting from accrued expenses not deductible for tax purposes and net operating loss carryforwards of approximately $7.3 million, which expire at various dates through January 31, 2020.

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

5.       Related Party Transactions

Loans from Affiliates represents $631,834 due the Partnership, primarily for working capital advances. Amounts are repaid by the Company when cash flows are adequate to cover current expenses as well as amounts advanced. Until February 1, 2001, the Company was 9.8% indirectly owned by James F. Wirth, Chairman of the Company, who is also Chairman, President and CEO of the Trust. There are no terms or covenants governing these advances.

Effective February 1, 2001, the Trust acquired the Company, following the guidelines of the REIT Modernization Act. The rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions. Until February 1, 2001, InnSuites Innternational Hotels held a management agreement with the Company whereby the Company paid fees of 2.5% of hotel revenues for management, administrative and accounting related services. Effective February 1, 2001, Suite Hospitality Management, Inc. entered into a management agreement with the Company on substantially the same terms. InnSuites Licensing Corp., which is owned by Mr. Wirth, holds a trademark license agreement with the Company whereby the Company incurs fees from 1.25% to 2.5% of hotel revenues for the use of certain brand names. The Company contributes advertising fees to a fund in the amount of 1.5% of hotel revenues for purposes of centralized advertising programs. Amounts paid under these agreements are as follows:

                                   For the year ended January 31
                               2001              2000           1999
                               ----              ----           ----
Management fees             $  722,284        $694,736       $768,501
Trademark license fees         552,368         533,865        300,144
Advertising fees               387,082         413,079        429,225
                            ----------       ---------      ---------
                  Total     $1,661,734       1,641,680      1,497,870
                            ==========       =========      =========

Mr. Wirth contributed $250,000 for each of the years ended January 31, 2001 and 2000 for working capital needs of certain hotels. These amounts are recorded as capital contributions.

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

7.       401(k) Benefit Plan

All employees of the Company who have attained the age of twenty-one and have completed one year's service are eligible to participate in a contributory defined contribution 401(k) benefit plan. Under the plan, participants may contribute up to 6% of their salary. The Company matches 50% of the employee contribution.

Benefit expense under the plan amounted to $38,523, $25,022 and $17,822 for the years ended January 31, 2001, 2000 and 1999, respectively.

8.       Liquidity

The financial statements of the Trust disclose that a provision was recorded for all percentage rent receivables from the Company as of January 31, 2001. The Company has the ability to obtain funds for working capital needs from third parties or affiliates to fund short-term working capital needs. Based on the structure of the Company and its relationship with the Trust as the exclusive lessee, all payments of percentage rent expense are not called. Excluding percentage rent expense, all of the Hotels combined are cash flow positive and generated net income for the year ended January 31, 2001. The Trust has acquired the Company effective February 1, 2001 following the guidelines of the REIT Modernization Act. See "Item 1 - Business - Acquisition of the Lessee by the Trust."

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURES.
            ----------------------

         Arthur Andersen LLP resigned as principal auditors of the Trust as of March 18, 1999. Due to the magnitude of certain outstanding invoices payable to Arthur Andersen LLP for accounting and tax-related services provided to the Trust and its affiliates, Arthur Andersen LLP informed the Trust that it would no longer be considered independent with respect to the Trust under interpretations of the Securities and Exchange Commission and professional standards. On April 16, 1999 the audit committee of the Board of Trustees of the Trust approved KPMG LLP to succeed to Arthur Andersen LLP as the principal auditors of the Trust.

         The reports of KPMG LLP for the fiscal years ended January 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Trust's financial statements for the fiscal years ended January 31, 1999 and 1998, there were no disagreements with KPMG LLP or Arthur Andersen LLP, respectively, on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of the respective auditors, would have caused the auditors to make reference to the matter in their reports.

         In connection with the audits of the Trust's financial statements for the fiscal year ended January 31, 1999 and 1998, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

         During the fiscal years ended January 31, 1999 and 1998, and during all subsequent interim periods, the Trust did not consult with any other accountant regarding the application of accounting principles to a specified transaction either completed or proposed, the type of audit opinion that might be rendered on the Trust's financial statements, or any of the matters described above.

                                    PART III

                                    --------

Item 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST.
          --------------------------------------------



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

                                                  Principal Occupations
                                                 During Past Five Years,
                                                 Age as of April 19, 2001                            Trustee
            Name                                  and Directorships Held                              Since
            ----                                  ----------------------                              -----

Nominees for Terms
Expiring in 2004

James F. Wirth(1)              Chairman, President and Chief Executive Officer of the                January 30, 1998
                               Trust since January 30, 1998.  President and owner of Suite
                               Hotels LLC and affiliated entities, owners and operators of hotels, since 1980; President of Rare Earth Development
                               Company, a real estate investment company, since 1973.
                               Age:  55.

Peter A. Thoma                 Owner and operator of A&T Verleigh, Hamburg, Germany, a                 April 13, 1999
                               hospitality service and rental company, since 1997.  Owner and operator of Thoma Zeltsysteme, Hamburg, Germany, an
                               import and sales company, since 1997.  Age:  35.


Trustees Whose Terms Expire
in 2003

Marc E. Berg(1)                Executive Vice President, Secretary and Treasurer of the              January 30, 1998
                               Trust since February 10, 1999.  Vice President -
                               Acquisitions of the Trust from December 16, 1998 to
                               February 10, 1999.  Consultant to InnSuites Hotels since
                               1989.  Self-employed as a registered investment advisor
                               since 1985.  Age:  48.

Lee J. Flory(2,3,4)            Vice President, Secretary and Director of The Grainger                January 30, 1998
                               Foundation Inc., a private charitable organization, since
                               1972.  From 1969 until his retirement in 1991, Vice
                               President and Secretary of W. W. Grainger, Inc., the
                               leading North American provider of maintenance, repair and operating supplies to businesses and institutions.  Age:
                               74.

Trustees Whose Terms Expire
in 2002

Edward G. Hill(1,2,3,4)        President of E. G. Hill & Associates, a management                    January 30, 1998
                               consulting company, since 1999.  Former President of ABCO
                               Foods, a division of Fleming Companies, Inc., an owner and operator of grocery stores, from 1984 to 1998.  Age:  56.

Steven S. Robson(2,3,4)        President of Robson Communities, Inc. and Scott Homes and                June 16, 1998
                               Scott Homes Multifamily, Inc., residential real estate
                               developers, since 1979.  Age:  45.


(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.
(4)  Member of the Litigation Committee.


Other Executive Officers

Anthony B. Waters              Chief Financial Officer of the Trust since
                               February 29, 2000. Controller of the Trust since
                               June 17, 1999. Accountant and auditor with
                               Michael Maastricht, CPA from June 16, 1998 to
                               June 15, 1999, performing audits for InnSuites
                               Hotels, Inc. Self-employed, concentrating in computerized accounting and information systems since 1990. Age: 54.


Section 16(a) Beneficial Ownership Reporting Compliance

         Based on Trust records and information, the Trust believes that all Securities and Exchange Commission filing requirements applicable to Trustees and executive officers under Section 16(a) of the Securities Exchange Act of 1934 , as amended (the "Exchange Act"), for the fiscal year ended January 31, 2001, were complied with, except that purchases of 15,200 Shares of Beneficial Interest by James F. Wirth and his wife in June 2000 were inadvertently reported nine days late by the Trust on their behalf.

         Section 16(b) of the Exchange Act provides that any profits realized by a Trustee, officer or beneficial owner of more than 10% of the Shares of Beneficial Interest as the result of matching sale and purchase transactions of Shares of Beneficial Interest that have occurred within a six month period must be disgorged to the Trust. Mrs. Gail J. Wirth, wife of James F. Wirth, voluntarily disgorged approximately $37,900 of imputed profits in accordance with Section 16(b) for certain sales of Shares of Beneficial Interest during the fiscal year ended January 31, 2001.

Item 11.  EXECUTIVE COMPENSATION.
          ----------------------

         For fiscal year 2001, the Trust paid Trustees' fees to each Trustee, other than Messrs. Wirth and Berg, in the amount of $12,000 per year. For fiscal year 2002, the Trust will pay Trustees' fees to each Trustee, other than Messrs. Wirth and Berg, in the amount of $18,000 per year. The Trust compensates members of the Litigation Committee $100 per hour for their services in connection with that committee, up to a maximum of $5,000 per year.

                           SUMMARY COMPENSATION TABLE

         The table below shows individual compensation information for the Trust's Chief Executive Officer and any other executive officer whose total annual salary and bonus for the fiscal year ended January 31, 2001 exceeded $100,000.

                                                                                         Securities Underlying

      Name and Principal Position         Year             Annual Salary                     Options
      ---------------------------         ----             -------------                     -------
James F. Wirth
     President and Chief
     Executive Officer(1)

                                         1999                      ---                         50,000(2)
                                         2000                   $130,000                          ---
                                         2001                   $130,000                          ---

-----------------
(1) Mr. Wirth has served as President, Chief Executive Officer and Chairman of the Board since January 30, 1998. The terms of Mr. Wirth's Employment Agreement are summarized below.
(2)      The exercise price for these options is $2.50 per share.


         James F. Wirth, Chairman, President and Chief Executive Officer of the Trust, has an Employment Agreement with the Trust expiring in December 2007 which provides that he would receive no compensation from the Trust as long as the Partnership maintained an Advisory Agreement with MARA, a company owned by Mr. Wirth and his wife. The Advisory Agreement was terminated effective January 1, 1999. In fiscal 1999, MARA was paid $364,041 by the Trust for advisory services. For periods after the termination of the Advisory Agreement, Mr. Wirth may receive up to the amount MARA would have received for advisory and management services under the Advisory Agreement, not to exceed $160,000 per year. For fiscal year 2001, Mr. Wirth received $130,000 salary per year. For fiscal year 2002, the Compensation Committee has determined to increase Mr. Wirth's salary to $136,000 per year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

         The following table sets forth information as of April 19, 2001 in respect of any persons known to the Trust to be the beneficial owner of more than 5% of the Shares of Beneficial Interest and the number of Shares of Beneficial Interest owned beneficially by each Trustee, nominee and executive officer, and the Trustees, nominees and executive officers as a group.

                       Five Percent Beneficial Owners and
        Beneficial Ownership of Trustees, Nominees and Executive Officers

                                                      Shares           % of Outstanding
                     Name                        Beneficially Owned          Shares
                     ----                        ------------------      -------------

Mason E. Andersen(1)                                  292,606               13.61%
Dan Z. Bochner(2)                                     234,900               10.93%
James F. Wirth(3)                                     647,380               29.89%
Marc E. Berg(4)                                       121,225                5.61%
Lee J. Flory(5)                                       163,883                7.21%
Edward G. Hill(6)                                      16,919                  (8)
Steven S. Robson(7)                                    23,167                1.07%
Peter A. Thoma                                            300                  (8)
Anthony B. Waters                                       2,000                  (8)
Trustees, Nominees and Executive Officers as
a group (seven persons)                               974,874               42.12%


  ------------------------------
  (1)Consists of 152,606 Class A Limited Partnership Units in the Partnership that are convertible at any time, at the option of the holder thereof, into Shares of Beneficial Interest, 96,000 Shares of Beneficial Interest held by the Andersen Trust dated August 27, 1980, of which Mr. Andersen and his wife are co-trustees and income beneficiaries, and 44,000 Shares of Beneficial Interest held by the Andersen Charitable Remainder Unitrust dated August 11, 1999, of which Mr. Andersen and his wife are co-trustees and income beneficiaries. The address for Mr. Anderson is 3024 West Sahuaro Drive, Phoenix, Arizona 85029.

  (2)Pursuant to Amendment No. 2 to Schedule 13-D, dated December 30, 1996, filed with the Securities and Exchange Commission on December 31, 1996 by Mr. Bochner. The address for Mr. Bochner is 1618 Cotner Avenue, Los Angeles, California 90025.

  (3)Consists of 16,667 Shares of Beneficial Interest that may be acquired within 60 days of April 19, 2001 pursuant to the exercise of stock options and 630,713 Shares of Beneficial Interest. These Shares of Beneficial Interest are owned jointly by Mr. Wirth and his wife. Mr. and Mrs. Wirth also own 5,226,364 Class B Limited Partnership Units in the Partnership, the conversion of which is restricted and permitted only at the discretion of the Board of Trustees of the Trust.

  (4)Consists of 10,000 Shares of Beneficial Interest that may be acquired within 60 days of April 19, 2001 pursuant to the exercise of stock options and 111,225 Shares of Beneficial Interest.

  (5)Consists of 118,344 Class A Limited Partnership Units in the Partnership that are convertible at any time, at the option of the holder thereof, into Shares of Beneficial Interest, 6,667 Shares of Beneficial Interest that may be acquired within 60 days of April 19, 2001 pursuant to the exercise of stock options and 38,872 Shares of Beneficial Interest.

  (6)Consists of 6,667 Shares of Beneficial Interest that may be acquired within 60 days of April 19, 2001 pursuant to the exercise of stock options and 10,252 Shares of Beneficial Interest.

  (7)Consists of 6,667 Shares of Beneficial Interest that may be acquired within 60 days of April 19, 2001 pursuant to the exercise of stock options, and 16,500 Shares of Beneficial Interest

  (8)Less than one percent (1.0%).

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

         Mr. Wirth has an Employment Agreement with the Trust, expiring in December 2007. See "Executive Compensation."

          Mr. Wirth derived, and in the future will derive, benefits from the management of the Trust's hotel properties by InnSuites Innternational and the New Management Company and the license agreements with the Licensing Corp. Mr. and Mrs. Wirth are 9.8% owners of the New Management Company and 100% owners of InnSuites Innternational and the Licensing Corp.

         Each of the hotel properties is leased to the Lessee under substantially identical Percentage Leases. Prior to its acquisition by the Trust effective February 1, 2001, the Lessee contracted for certain property management and employment services with InnSuites Innternational. Following the Trust's acquisition, the Lessee has contracted for such services with the New Management Company and continues to contract for certain trademark and licensing services with the Licensing Corp. InnSuites Innternational received and the New Management Company will receive an annual management fee of 2.5% of gross revenues from the Lessee for its property management services. The Licensing Corp. will receive an annual licensing fee of 2.5% of gross revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western or Holiday Inn) from the Lessee for its trademark and licensing services. Such fees were determined through arms-length negotiations between the Trust and each of the Lessee, InnSuites Innternational, the New Management Company and the Licensing Corp. The Trust believes that such fees are commercially reasonable.

         Effective October 12, 1999, the Partnership, the Lessee and InnSuites Innternational entered into an Intercompany Agreement whereby, subject to certain terms and conditions, the Partnership will grant the Lessee a right of first refusal to lease, and InnSuites Innternational a right of first refusal to operate, any real property acquired by the Partnership. In return, the Partnership will be granted a right of first refusal to pursue opportunities presented to the Lessee or InnSuites Innternational to purchase investments in real estate, hotel properties, real estate mortgages, real estate derivatives or entities that invest in the foregoing. In connection with the acquisition of the Lessee by the Trust, The Intercompany Agreement was amended effective February 1, 2001 to provide for the assumption by the New Management Company of the rights and obligations of InnSuites Innternational thereunder. See "Item 1 - Business - Acquisition of the Lessee by the Trust".

         On July 27, 2000 the Trust issued a series of 10 promissory notes to Mr. Wirth and/or his affiliates in the aggregate amount of $720,000, each bearing interest at 7% per year. The promissory notes, which are due on dates ranging from August 27, 2000 to July 27, 2003, were payment for the repurchase of 300,000 of the Trust's Shares of Beneficial Interest from Mr. Wirth and/or his affiliates. Eight of the promissory notes in an aggregate principal amount of $151,702 were paid in full by the Trust during the second, third and fourth quarters of fiscal year 2001. On August 1, 2000 the Trust issued to Mr. Wirth a master promissory note in the amount of $600,000, bearing interest at 7% per year and due May 15, 2001, to consolidate four outstanding loans that were made by Mr. Wirth in 1999 and used by the Trust to fund operations, pay dividends and pay down an outstanding loan to the Partnership. Additionally, Mr. Wirth made the following loans to the Trust, each bearing interest at 7% per year: (a) $50,000, effective August 15, 2000 and due May 15, 2001; (b) $602,000, effective August 29, 2000 and due May 30, 2001; (c) $350,000, effective September 8, 2000 and due May 30, 2001; (d) $200,000, effective September 25, 2000 and due May 30, 2001; (e) $65,000, effective October 19, 2000 and due June 1, 2001; (f) $50,000,
effective October 23, 2000 and due June 1, 2001; (g) $145,000, effective November 10, 2000 and due July 1, 2001; (h) $574,000, effective December 8, 2000 and due July 1, 2001; (i) $346,000, effective December 14, 2000 and due July 2, 2001; and (j) $159,000, effective December 28, 2000 and due July 1, 2001. The $346,000 and $159,000 loans were paid in full by the Trust during the fourth quarter ended January 31, 2001. These funds were used by the Trust to acquire a hotel property in Albuquerque, New Mexico and fund operations, refurbishment of the Hotels, equity repurchases by the Trust and for reducing the Trust's debt.

         InnSuites Innternational Hotels, Inc., an affiliate of Mr. Wirth, made the following loans to the Trust, each bearing interest at 7% per year: (a) $100,000, effective July 6, 2000 and due May 15, 2001; and (b) $90,000,
effective September 19, 2000 and due May 15, 2001. The $100,000 loan was paid in full by the Trust during the third quarter ended October 31, 2000 and the $90,000 loan was paid in full by the Trust during the fourth quarter ended January 31, 2001. These funds were used by the Trust to fund operations and startup costs for the recently acquired Albuquerque, New Mexico property.

         Pepper Tree/Freeway Community Limited Partnership, an affiliate of Mr. Wirth, made the following loans to the Trust, each bearing interest at 7% per year: (a) $50,000, effective July 28, 2000 and due May 15, 2001; (b) $200,000, effective August 14, 2000 and due May 15, 2001; and (c) $150,000, effective September 12, 2000 and due May 30, 2001. Each of these loans was paid in full by the Trust during the fourth quarter ended January 31, 2001. These funds were used by the Trust to fund operations and startup costs for the recently acquired Albuquerque, New Mexico property.

         Suite Hotels LLC, an affiliate of Mr. Wirth, made the following loan to the Trust, bearing interest at 7% per year: $180,000, effective June 8, 2000 and due May 15, 2001. The loan was paid in full by the Trust during the third quarter ended October 31, 2000. These funds were used by the Trust to fund operations and startup costs for the recently acquired Albuquerque, New Mexico property.

         Rare Earth Development Company, an affiliate of Mr. Wirth, made the following loans to the Trust, bearing interest at 7% per year: (a) $750,000, effective December 29, 2000 and due July 15, 2001; and (b) $1,450,000, effective January 26, 2001 and due July 15, 2001. These funds were used by the Trust to fund operations.

         The Trust issued a promissory note to Mr. Robson in the amount of $745,000, bearing interest at 7% per year, effective on July 27, 2000 and due August 27, 2003, as payment for the repurchase of 311,326 of the Partnership's Class A limited partnership units from Mr. Robson.

                                     PART IV

                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

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


10(c) Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Pepper Tree/Freeway Community Limited Partnership
             (incorporated by reference to Exhibit 10.11 of the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange Commission on September 14,
             2000).

10(d) Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of James F. Wirth (incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange
             Commission on September 14, 2000).

10(e) Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Steve S. Robson (incorporated by reference to Exhibit
             10.13 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange
             Commission on September 14, 2000).

10(f) Promissory Note dated August 1, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit
             10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange
             Commission on September 14, 2000).

10(g)        Promissory Note dated August 15, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended


             October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(h)        Promissory Note dated August 29, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(i)        Promissory Note dated September 8, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(j)        Promissory Note dated September 25, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(k)        Promissory Note dated October 19, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(l)        Promissory Note dated October 23, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(m)        Promissory Note dated November 10, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth.

10(n)        Promissory Note dated December 8, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth.

10(o) Promissory Note dated December 29, 2000 by RRF Limited Partnership in favor of Rare Earth Development Company.

10(p) Promissory Note dated January 26, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

21           Subsidiaries of the Registrant.

99.1 Form of Percentage Lease (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 8, 1998).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

FORMS 8-K

---------


         No Current Reports on Form 8-K were filed by the Trust during the fourth fiscal quarter ended January 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INNSUITES HOSPITALITY TRUST


Dated:  May 4, 2001                  By:  /s/  James F. Wirth
                                          -------------------------------------
                                          James F. Wirth, Chairman,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated:  May 4, 2001                  By:  /s/  Anthony B. Waters
                                          -------------------------------------
                                          Anthony B. Waters,
                                          Chief Financial Officer
                                          (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated:  May 4, 2001                  /s/  James F. Wirth
                                     ------------------------------------------
                                     James F. Wirth, Chairman,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Dated:  May 4, 2001                  /s/  Anthony B. Waters
                                     ------------------------------------------
                                     Anthony B. Waters,
                                     Chief Financial Officer
                                     (Principal Financial Officer)

Dated:  May 1, 2001                  /s/  Marc E. Berg
                                     ------------------------------------------
                                     Marc E. Berg, Trustee

Dated:  May 1, 2001                  /s/  Steven S. Robson
                                     ------------------------------------------
                                     Steven S. Robson, Trustee

Dated:  May 1, 2001                  /s/  Lee J. Flory
                                     ------------------------------------------
                                     Lee J. Flory, Trustee

Dated:  May 1, 2001                  /s/  Edward G. Hill
                                     ------------------------------------------
                                     Edward G. Hill, Trustee

Index of Exhibits

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

10(c) Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Pepper Tree/Freeway Community Limited Partnership
             (incorporated by


             reference to Exhibit 10.11 of the Registrant's Quarterly Report on Form 10-Q for the quarter year ended July 31, 2000, filed with the Securities and Exchange Commission on September 14, 2000).

10(d) Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of James F. Wirth (incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange
             Commission on September 14, 2000).

10(e) Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Steve S. Robson (incorporated by reference to Exhibit
             10.13 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange
             Commission on September 14, 2000).

10(f) Promissory Note dated August 1, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit
             10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange
             Commission on September 14, 2000).

10(g)        Promissory Note dated August 15, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(h)        Promissory Note dated August 29, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(i)        Promissory Note dated September 8, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(j)        Promissory Note dated September 25, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(k)        Promissory Note dated October 19, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(l)        Promissory Note dated October 23, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10(m)        Promissory Note dated November 10, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth.

10(n)        Promissory Note dated December 8, 2000 by InnSuites Hospitality
             Trust in favor of James F. Wirth.

10(o) Promissory Note dated December 29, 2000 by RRF Limited Partnership in favor of Rare Earth Development Company.

10(p) Promissory Note dated January 26, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

21           Subsidiaries of the Registrant.

99.1 Form of Percentage Lease (incorporated by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-2 filed with the Securities and Exchange Commission on September 8, 1998).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.