Form 10-Q
period 2001-04-30
INNSUITES HOSPITALITY TRUST
filed 2001-06-14
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                          Commission File Number 1-7062

                           INNSUITES HOSPITALITY TRUST
             (Exact name of registrant as specified in its charter)


                Ohio                                 34-6647590
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

                             InnSuites Hotels Centre
                        1615 E. Northern Ave., Suite 102
                                Phoenix, AZ 85020
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (602) 944-1500

         Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of outstanding Shares of Beneficial Interest, without par value, as of June 12, 2001: 2,148,284

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     APRIL 30, 2001        JANUARY 31, 2001
                                                                     --------------        ----------------
                                                    ASSETS             (UNAUDITED)
Hotel Properties, net                                                  $62,358,620            62,591,376
Cash and Cash Equivalents                                                1,402,557               415,390
Accounts Receivable, net of $114,243 and $0 allowance,                     833,365                    --
  respectively
Rent Receivable from Affiliates, net of $0 and $5,251,861
   allowance respectively                                                       --                    --

Interest Receivable and Other Assets                                       755,100               898,795
                                                                     --------------        ----------------

TOTAL ASSETS                                                           $65,349,642            63,905,561
                                                                     ==============        ================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage Notes Payable                                                  36,178,122             25,628,572
Notes Payable to Banks                                                   2,284,876             11,300,000
Notes Payable to Related Parties                                           573,110                631,409
Advances Payable to Related Parties                                      6,669,917              6,840,298
Other Notes Payable                                                        132,003                125,021
Accounts Payable and Accrued Expenses                                    3,004,779              1,251,237
                                                                     --------------        ----------------

TOTAL LIABILITIES                                                       48,842,807             45,776,537

MINORITY INTEREST IN PARTNERSHIP                                        12,629,529             13,091,117

SHAREHOLDERS' EQUITY
Shares of beneficial interest, without par value; unlimited
   authorization; 2,149,384 and 2,126,484 shares issued and
   outstanding at April 30 and January 31, 2001, respectively            5,386,252              6,532,348

Treasury Stock                                                         (1,508,946)            (1,494,441)
                                                                     --------------        ----------------

TOTAL SHAREHOLDERS' EQUITY                                               3,877,306              5,037,907
                                                                     --------------        ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $65,349,642             63,905,561
                                                                     ==============        ================

                       See accompanying notes to unaudited
                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE THREE MONTHS ENDED APRIL 30,
                                                                            2001                    2000
                                                                       -----------              ---------
DEPARTMENTAL REVENUES
  Rent Revenue from Affiliate                                         $         --              3,319,046
  Rooms                                                                  8,066,155                     --
  Food and Beverage                                                        490,561                     --
  Telecommunications                                                        88,250                     --
  Interest and Other                                                       222,630                  2,263
                                                                       -----------              ---------
TOTAL DEPARTMENTAL REVENUES                                           $  8,867,596              3,321,309
                                                                       -----------              ---------
OPERATING EXPENSES
  Rooms                                                               $  1,909,842                     --
  Food and Beverage                                                        434,851                     --
  Telecommunications                                                       112,350                     --
  Other                                                                    126,020                     --
  General and Administrative                                             1,529,581                468,886
  Sales and Marketing                                                      560,313                     --
  Repairs and Maintenance                                                  477,427                     --
  Hospitality                                                              404,014                     --
  Utilities                                                                466,589                     --
  Expenses Incurred in Acquiring Lessee                                  1,608,482                     --
                                                                       -----------              ---------
TOTAL OPERATING EXPENSES                                              $  7,629,469                468,886
                                                                       -----------              ---------
INCOME BEFORE FIXED CHARGES                                           $  1,238,127              2,852,423
FIXED CHARGES
  Real Estate Depreciation                                            $    755,993                665,706
  Real Estate and Personal Property Taxes,
    Insurance and Ground Rent                                              427,655                342,852
  Interest on Mortgage Notes Payable                                       652,236                548,412
  Interest on Notes Payable to Banks                                       228,272                245,897
  Interest on Notes Payable and Advances
    to Related Parties                                                     112,097                 49,306
  Interest on Other Notes Payable                                           11,529                 13,477
                                                                       -----------              ---------

TOTAL FIXED CHARGES                                                   $  2,187,782              1,865,650
                                                                       -----------              ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST         $  (949,655)                986,773
EXTRAORDINARY ITEM:
  Loss on Early Extinguishment of Debt                                   (576,842)                     --
                                                                       -----------              ---------
INCOME BEFORE MINORITY INTEREST                                        (1,526,497)                986,773
LESS: MINORITY INTEREST                                                  (319,294)                594,284
                                                                       -----------              ---------
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST              $(1,207,203)                392,489
                                                                       ===========              =========
EARNINGS PER SHARE - (Basic)
  Income Before Extraordinary Item                                    $     (0.44)                   0.16
  Extraordinary Item                                                        (0.13)                    --
                                                                       -----------              ---------
NET INCOME                                                            $     (0.57)                   0.16
                                                                       ===========              =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - (Basic)                  2,131,078              2,474,377
                                                                       ===========              =========
EARNINGS PER SHARE - (Diluted)
  Income Before Extraordinary Item                                     $     (0.11)                  0.10
  Extraordinary Item                                                         (0.06)                    --
                                                                       -----------              ---------
NET INCOME                                                             $     (0.17)                  0.10
                                                                       ===========              =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - (Diluted)                8,966,252              9,733,222
                                                                       ===========              =========

                       See accompanying notes to unaudited
                        consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE THREE MONTHS ENDED APRIL 30,
                                                                             2001                 2000
                                                                         -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                        $(1,207,203)             392,489
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities, excluding effects of acquiring Lessee
Stock Option Compensation Expense                                             13,129               13,129
Expenses Incurred in Acquiring Lessee                                      1,608,482                   --
Minority Interest                                                           (319,294)             594,284
Depreciation and Amortization                                                804,236              681,971
Decrease in Accounts Receivables                                             340,356                   --
Increase in Rent Receivable from Affiliates                                       --             (255,158)
Provision for Uncollectible Receivable from Affiliate                             --              255,158
(Increase) Decrease in Interest Receivable and Other Assets                 (313,162)               6,084
Decrease in Accounts Payable and Accrued Expenses                           (693,810)            (357,805)
                                                                         -----------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $   232,734            1,330,152
                                                                         -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Lessee                                                        (11,531)                  --
Cash acquired from Lessee                                                     85,294                   --
Improvements and Additions to Hotel Properties                              (523,237)            (311,494)
                                                                         -----------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                    $  (449,474)            (311,494)
                                                                         -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on Notes Payable to Banks                                     $(9,015,124)                  --
  Payments of Mortgage Notes Payable                                        (208,726)            (180,572)
  Refinancing of Mortgage Notes Payable                                    5,658,276                   --
  Borrowings on Mortgage Notes Payable                                     5,100,000                   --
  Repurchase of Partnership Units                                            (25,838)             (73,822)
  Repurchase of Stock                                                        (14,504)            (150,120)
  Payment of Dividends                                                            --              (26,407)
  Other Distributions to Owners                                              (68,480)                  --
  Payments on Notes Payable to Related Parties                               (58,299)                  --
  Advances from Related Parties                                              428,000                   --
  Payments on Advances from Related Parties                                 (598,380)            (345,000)
  Borrowings on Other Notes Payable                                           25,839                   --
  Payments on Other Notes Payable                                            (18,857)            (225,000)
                                                                         -----------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      $ 1,203,907           (1,000,921)
                                                                         -----------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                $   987,167               17,737
CASH AT BEGINNING OF PERIOD                                              $   415,390              208,109
                                                                         -----------         ------------
CASH AT END OF PERIOD                                                    $ 1,402,557              225,846
                                                                         ===========         ============

                       See accompanying notes to unaudited
                       consolidated financial statements.

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000

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

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 Shares of Beneficial Interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. which owned a hotel located in Scottsdale, Arizona ("InnSuites Hotels Scottsdale"). These seven hotels are collectively referred to as the "Initial Hotels." The Initial Hotels, together with subsequent hotel acquisitions, are referred to herein as the "Hotels." The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the "Lessee"), pursuant to leases, which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent ("Base Rent") or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. As of February 1, 2001, the Trust acquired 100% ownership interest of the Lessee, which was owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.

The Trust's general partnership interest in the Partnership was 48.48% on April 30, 2001, and the weighted average for the three months ended April 30, 2001 was 48.26%.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of April 30, 2001, a total of 1,580,323 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,806,687 Shares of Beneficial Interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership and owns 100% of all the outstanding stock of the Lessee, InnSuites Hotels, Inc. Therefore, the financial statements of the Partnership and the Lessee are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K as of and for the year ended January 31, 2001.

2.       USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       REVENUE RECOGNITION

Trust revenues are recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided, if needed, against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been minimal and within management's expectations.

4.       EARNINGS PER SHARE

Basic and diluted earnings per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the three months ended April 30, 2001 and 2000, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,835,174 and 7,258,845 for the first quarters of fiscal 2002 and 2001, respectively.

For the three months ended April 30, 2001 and 2000, 331,400 and 365,100 stock options, respectively, were not included in the computation of diluted earnings per share since the option exercise prices were greater than the average market price of the Shares of Beneficial Interest.

5.       ACQUISITION

In December 2000, the Lessee and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the "RMA"). The RMA, among other things, permits the Trust to own the stock of a taxable REIT subsidiary ("TRS") that may engage in businesses previously prohibited by the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties. Therefore, effective February 1, 2001, the Trust acquired all of the common and preferred equity stock of the Lessee for $11,531 in cash consideration. The Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational, an affiliate of Mr. Wirth.

Following the acquisition, the Lessee elected to be treated as a TRS under the RMA. As a result, the management contracts relating to the Hotels between the Lessee and InnSuites Innternational were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with Suite Hospitality Management, Inc. (the "New Management Company"), which qualifies as an independent third party manager and operator of the Hotels under the RMA. In connection with the acquisition, the rate structures of the Percentage Leases for the Hotels were also amended to reflect current economic and market conditions and employees of the Lessee became employees of the New Management Company. The benefits to the Trust are a more direct relationship between the Hotels and the Trust, the inclusion of Lessee revenues in excess of required rent payments in the Trust's consolidated financial reports, the elimination of potential conflicts of interest and the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

In connection with the acquisition of the Lessee, the Trust paid $11,531 for all of the outstanding classes of stock of the Lessee. The $1.6 million difference between the market value of the Shares of Beneficial Interest issued to the owners of the Lessee and the estimated value of the net liabilities assumed was recorded as "Expenses Incurred in Acquiring Lessee" (a non-recurring expense) in the Trust's unaudited consolidated Statements of Operations. Since the Lessee did not have significant operations other than the management of the Hotels and its assets, the transaction did not qualify as the acquisition of a "business" for purpose of applying APB Opinion No. 16 - Business Combinations. Consequently, the market value of the Shares of Beneficial Interest issued to the owners of the Lessee in excess of the fair value of the net tangible assets acquired was recorded as an operating expense rather than capitalized goodwill.

The management team of the Lessee has become employees of the New Management Company and continues to oversee and manage all activities of the Hotels.


                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                           PRO FORMA INCOME STATEMENT

                                  (in thousands)

                                                               FOR THE THREE MONTHS ENDED APRIL 30,
                                                                   2001                    2000
                                                               ------------             ----------
  Total Revenue                                                    $ 8,868                  9,209
  Total Operating Expenses                                          (6,021)                (7,269)
  Total Fixed Charges                                               (2,188)                (1,904)
                                                               ------------             ----------

  Income Before Extraordinary Item and
     Minority Interest                                               $ 659                     36
  Extraordinary Item                                                  (577)                    --
                                                               ------------             ----------

  Income Before Minority Interest                                       82                     36
  Less:  Minority Interest                                            (319)                   594
                                                               ------------             ----------

  Net Income Attributable to Shares of Beneficial
     Interest                                                        $ 401                   (558)
                                                               ============             ==========
  EARNINGS PER SHARE- (Basic)
  Income Before Extraordinary Item                                    0.32                  (0.23)
  Extraordinary Item                                                 (0.13)                    --
                                                               ------------             ----------

  NET INCOME                                                          0.19                  (0.23)
                                                               ============             ==========

  EARNINGS PER SHARE - (Diluted)
  Income Before Extraordinary Item                                    0.07                     --

  Extraordinary Item                                                  (0.06)                    --
                                                               ------------             ----------
  NET INCOME                                                        $  0.01                     --
                                                               ============             ==========


The Pro Forma information provided for the three months ended April 30, 2000 was derived by consolidating the actual statements of operations of the Trust and the Lessee and eliminating all intercompany transactions. In addition, the Expenses Incurred in Acquiring Lessee of $1.6 million was recorded in the three months ended April 30, 2000 pro forma information assuming these costs would have been incurred in the prior year.

6.       CREDIT FACILITY

On April 16, 1998, the Trust obtained a $12 million Credit Facility from Pacific Century Bank to assist in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility were secured by first mortgages on three of the Hotels. By its terms, the Credit Facility expired on April 16, 2001.

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

Effective May 16, 2001, Pacific Century Bank modified the terms of the Credit Facility extending its maturity date to July 20, 2001 and decreasing the available limit to $2,284,876, with an interest rate equal to the published prime rate plus 0.5%. The Credit Facility is secured by the Flagstaff and Scottsdale properties. The Trust may submit a written request together with an $11,300 deposit for the lender to consider converting the revolving Credit Facility to a term loan. The terms of the replacement term loan are subject to review and approval by Pacific Century Bank. If, for any reason, Pacific Century Bank does not issue the replacement term loan, the Trust believes it has sufficient unencumbered equity in the Flagstaff and Scottsdale properties to refinance the $2.3 million balance of the Credit Facility with another lending institution and therefore satisfy the Credit Facility. In the unlikely event that Pacific Century Bank forecloses on the Flagstaff and Scottsdale properties, management believes that the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale. Pacific Century Bank has agreed to waive all covenants relating to the Credit Facility, except as noted below.

The modified terms of the Credit Facility requires the Trust to maintain a minimum tangible net worth (combined with minority interest) of not less than $5 million and a minimum interest coverage of 1.1 to 1.0.

7.       PERCENTAGE LEASE AGREEMENTS:

With the purchase of the Lessee effective February 1, 2001, the financial statements of the Lessee are consolidated with those of the Trust. Therefore, all intercompany transactions are eliminated including rent revenues and expenses that are calculated pursuant to the percentage lease agreements.

8.       RELATED PARTY TRANSACTIONS:

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels. As of April 30, 2001 and 2000 Wirth and his affiliates held 5,226,364 Class B limited partnership units. As of April 30, 2001 and 2000 Wirth and his affiliates held 630,713 and 834,613, respectively, Shares of Beneficial Interest in the Trust.

At April 30, 2001, the Trust owned a 48.48% interest in the eleven hotels (the "Hotels") through its sole general partner's interest in the Partnership.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $218,985 and $143,597 for the three months ended April 30, 2001 and 2000, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.

Notes and advances payable to related parties consists of funds provided by James F. Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $7.2 million and $7.5 million as of April 30, 2001 and January 31, 2001, respectively. The loans payable to related party are as follows:

         Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments were due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership. The balance as of April 30, 2001 was $2,000,000.

         Wirth received an unsecured promissory note that consolidated four outstanding unsecured loans to the Trust totaling $600,000. The loan amounts consolidated were $200,000, $120,000, $30,000 and $250,000, all bearing interest at 7% per year with varying maturities. Interest on these four notes through July 31, 2000 was approximately $41,999 which was subsequently paid on August 15, 2000 according to the unsecured consolidated promissory note. The loans were used to fund operations, to pay down the outstanding loan to the Partnership and to pay dividends declared October 12, 1999. The unsecured consolidated promissory note from the Trust in the amount of $600,000, bearing interest at 7% per year, became effective August 1, 2000. The unpaid principal balance and accrued interest on the unsecured consolidated promissory note is due on May 15, 2001. The balance as of April 30, 2001 was $600,000.

         Wirth made nine unsecured loans to the Trust in the total amount of $2,066,000, all bearing interest at 7% per year, with effective dates varying from August 15, 2000 to April 27, 2001. The unpaid principal balances and accrued interest are due ranging from May 15 to July 1, 2001. The Trust used the proceeds to acquire the Albuquerque, New Mexico hotel and to fund operations. The balance as of April 30, 2001 was $1,347,000.

         On July 27, 2000, the Partnership repurchased 300,000 of the Trust's shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000. The unpaid principal balances and accrued interest are due at various dates ranging from August 27, 2000 to July 27, 2003. All payments have been made as scheduled. The balance on April 30, 2001 was $524,918.

         On July 27, 2000, the Trust purchased 311,326 of the Partnership's Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months. The final payment is due August 27, 2003. All payments have been made as scheduled. The balance as of April 30, 2001 was $573,110.

         Rare Earth Development Company, owned directly or indirectly by Wirth, made four unsecured loans to the Trust in the total amount of $2,494,000 all bearing interest at 7% per year, effective on dates ranging from December 29, 2000 through April 27, 2001. The unpaid principal balances and accrued interest are due on July 15, 2001. The Trust used the proceeds to fund operations. The balance as of April 30, 2001 was $2,094,000

         Suite Hotels Limited Liability Company, owned directly or indirectly by Wirth, made an unsecured loan to the Trust in the total amount of $104,000 bearing interest at 7% per year, effective on April 23, 2001. The unpaid principal balance and accrued interest are due on July 1, 2001. The Trust used the proceeds to fund operations. The balance as of April 30, 2001 was $104,000.

9.       STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust repurchased 6,100 Shares of Beneficial Interest and 12,304 partnership units valued at $40,342.

The Trust issued 29,000 Shares of Beneficial Interest during the three months ended April 30, 2001 valued at $60,900 in exchange for Class A limited partnership units.

The Trust paid $1,154,000 and $974,000 in cash for interest for the three months ended April 30, 2001 and 2000, respectively.

10.      EXTRAORDINARY ITEM

The Trust refinanced its Ontario, California property paying $576,842 in prepayment penalties on April 18, 2001. Following the provisions of SFAS 4 "Reporting Gains and Losses From Early Extinguishment of Debt" the Trust classified the transaction as an extraordinary item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the InnSuites Hospitality Trust consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report.

         The Trust is a real estate investment trust which owns the sole general partner interest in the Partnership. In order for the Trust to qualify as a REIT under prior provisions of the Internal Revenue Code of 1986, as amended (the "Code"), neither the Trust nor the Partnership could operate the Hotels. Therefore, each of the Hotels was leased to, and operated by, the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee also holds the franchise agreement for each Hotel. Prior to February 1, 2001, the Lessee was owned 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Mr. Wirth and his wife. Effective February 1, 2001, however, the Lessee became a wholly-owned subsidiary of the Trust. See Note 5 - Acquisition.

         The Trust's principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee's ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. As a result of the Trust's acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels will be recorded by the Trust in consolidation.

         At April 30, 2001, the Trust owned a 48.48% interest in the Hotels through its sole general partner's interest in the Partnership.

         The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the three months ended April 30, 2001, base rent and percentage rent in the aggregate amount of $2.3 million was earned by the Trust. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate ("ADR"), calculated as total room revenue divided by number of rooms sold, and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR decreased $2.95 to $71.54 for the first quarter of fiscal 2002 from $74.49 for the first quarter of fiscal 2001 due primarily to a slow winter season and an oversupply of rooms in the Arizona markets. Occupancy decreased 3.2% to 71.8% for the first quarter of fiscal 2002 from 75.0% for the first quarter of fiscal 2001. This resulted in a decrease in REVPAR of $4.89 to $51.38 for the first quarter of fiscal 2002 from $56.27 for the first quarter of fiscal 2001.

         The following table shows certain historical financial and other information for the periods indicated.

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       APRIL 30,
                                                                          ------------------------------------
                                                                               2001                   2000
                                                                          -------------          -------------
OCCUPANCY                                                                        71.8%                  75.0%
AVERAGE DAILY RATE (ADR)                                                        $71.54                  74.49
REVENUE PER AVAILABLE ROOM (REVPAR)                                             $51.38                  56.27

No assurance can be given that the trends reflected in this data will not continue or that Occupancy, ADR and REVPAR will not continue to decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the three months ended April 30, 2001 compared to the three months ended April 30, 2000.

         As of February 1, 2001, the financial statements of the Lessee are consolidated with those of the Trust. Therefore, all intercompany transactions and balances have been eliminated including rent revenue for the Trust and rent expense for the Lessee. See Note 5 - Acquisition.

         For the three months ended April 30, 2001 compared to the three months ended April 30, 2000, Trust revenues increased more than $5.5 million to $8.9 million from $3.3 million, respectively, primarily due to the acquisition of the Lessee. Rent revenue from affiliate for the first quarter of fiscal year 2002 decreased $3.3 million to zero compared to the prior year quarter due to the consolidation and elimination of percentage rent from the Lessee. Percentage rent earned and paid to the Trust by the Lessee for the quarter ended April 30, 2001 was $2.3 million which was eliminated in consolidation. When comparing actual total revenues for the three months ended April 30, 2001 with pro forma data for the prior year period, total revenues decreased by $342,000 or 3.7% to $8.9 million from $9.2 million primarily due to decreased occupancy in the Arizona hotels.

         Total expenses increased $7.5 million to $9.8 million from $2.3 million primarily due to the acquisition of the Lessee which includes the $1.6 million incurred in expenses to acquire the Lessee. For the three months ended April 30, 2001 and 2000, total operating expenses increased $7.2 million to $7.6 million primarily due to the acquisition of the Lessee.

         Real estate depreciation for the three months ended April 30, 2001 compared to the three months ended April 30, 2000 increased $90,000, or 13.6%, to $756,000 from $666,000, respectively. The increase was primarily due to the acquisition of the Albuquerque hotel, $42,000, and increased depreciation expense due to shorter useful life categories for assets purchased after October 31, 1999.

         For the three months ended April 30, 2001 and 2000, real estate and personal property taxes, insurance and ground rent increased $85,000 or 24.7% to $428,000 from $343,000. The increase was due to the acquisition of the Albuquerque hotel, $41,000, and increased insurance costs.

         Total interest expense increased $147,000, or 17.2%, to $1.0 million from $857,000 comparing the three months ended April, 2001 and 2000, respectively. Interest on mortgage notes payable increased $104,000, or 18.9%, to $652,000 from $548,000 comparing the three months ended April 30, 2001 and 2000, respectively. The increase was primarily due to the refinancing of the San Diego, California property, the refinancing of the Ontario, California property and the addition of interest expense attributable to the Albuquerque, New Mexico hotel acquired in fiscal 2001. Interest on notes payable to banks decreased $18,000, or 7.2%, to $228,000 from $246,000 comparing the three months ended April 30, 2001 and 2000, respectively. The decrease was primarily due to a decrease in the variable rate paid on the $12 million Credit Facility. Interest on notes and advances payable to related parties increased $63,000 to $112,000 from $49,000 due to additional loans from Wirth and his affiliates during the second half of fiscal 2001 and the first three months of fiscal 2002 and the purchase of Steve Robson's partnership units.

         Expenses Incurred in Acquiring the Lessee for the current quarter relates to the acquisition costs incurred in the purchase of the Lessee. These are one-time expenses associated with becoming a self-managed REIT. These costs were not included in fiscal year 2001.

Funds from Operations (FFO)

         The Trust notes that industry analysts and investors use Funds From Operations ("FFO") as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income excluding most non-cash items and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, as amended January 1, 2000, which is calculated (in the Trust's case) as net income (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

Comparable FFO is defined as FFO before one-time items (the purchase of the Lessee).

                                                                            FUNDS FROM OPERATIONS
                                                                     FOR THE THREE MONTHS ENDED APRIL 30,
                                                                                 (UNAUDITED)
                                                                            (AMOUNTS IN THOUSANDS)
                                                                         2001                   2000
Net income attributable to common stockholders                         $  (1,207)                392
Depreciation                                                                 756                 666
Extraordinary item                                                           577                  --
Minority interest share of depreciation and
   extraordinary item                                                       (690)               (366)
                                                                       ---------               -----
Funds from operations (FFO)                                            $    (564)                692
                                                                       =========               =====
One-time lessee purchase charge                                            1,608                  --
                                                                       ---------               -----
Comparable FFO                                                             1,044                 692
                                                                       =========               =====
------------------------------------------------------------------------------------------------------

         Comparable FFO increased to approximately $1,044,000 from approximately $692,000 when comparing the first three months of fiscal 2002 and 2001, respectively. The increase of approximately $352,000, or 51%, was a combination of higher general and administrative expenses for the Trust during the three-month period ended April 30, 2000, the acquisition of the Lessee and a greater ownership interest in the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of revenue is rent payments under the Percentage Leases. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. As a result of the Trust's acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust. See Note 5 - Acquisition.

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

         Effective May 16, 2001, Pacific Century Bank modified the terms of the Credit Facility extending the maturity date to July 20, 2001 and decreasing the available limit to $2,284,876, the principal balance at that date, with an interest rate equal to the published prime rate plus 0.5%. The Credit Facility is secured by the Flagstaff and Scottsdale properties. The Trust may submit a written request together with an $11,300 deposit for the lender to consider converting the revolving Credit Facility to a term loan. The terms of the term loan are subject to review and approval by Pacific Century Bank. If, for any reason, Pacific Century Bank does not issue the term loan, the Trust believes it has sufficient unencumbered equity in the Flagstaff and Scottsdale properties to refinance the $2.3 million outstanding balance of the Credit Facility with another lending institution and therefore satisfy the outstanding balance of the Credit Facility. In the unlikely event that Pacific Century Bank forecloses on the Flagstaff and Scottsdale properties, management believes that the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale. Pacific Century Bank has agreed to waive all covenants relating to the Credit Facility, except that the Trust must maintain a minimum tangible net worth (combined with minority interest) of not less than $5 million and a minimum interest coverage of 1.1 to 1.0.

         On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary's hotel matured. The outstanding principal balance was $3,762,839. Bank One has extended the term of the mortgage note until June 27, 2001 to process a new loan with Bank One or another lender. The Trust notified Bank One that for the three months ended April 30, 2001 the Trust did not comply with certain covenants. The Trust and Bank One are working together to insure future compliance. If, for any reason, Bank One does not extend the mortgage note, the Trust has sufficient unencumbered equity in the Tucson St. Mary's property to refinance the outstanding balance (and satisfy the balance due to Bank One) with another lending institution. In the unlikely event that Bank One forecloses on the property, management believes the unencumbered equity will be sufficient to prevent a loss at a foreclosure sale.

         The Trust has approximately $4.3 million due and payable in fiscal year 2002 under notes and advances payable to Wirth and his affiliates. To the extent the Trust cannot satisfy these amounts as they come due, Wirth has agreed to extend the terms of these borrowings to future dates.

         As of April 30, 2001, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements set aside annually, as described below.

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

         On August 30, 2000, Albuquerque Suite Hospitality, LLC, an 100% owned subsidiary of the Partnership, purchased the 122-suite Albuquerque Best Western Airport Inn located in Albuquerque, New Mexico for $2.1 million. The funds utilized for the purchase price were secured by a first mortgage in the amount of $1,575,000 and the remaining amount was loaned by Wirth and his affiliates.

         The Partnership continues to contribute to a Capital Expenditures Fund (the "Fund") from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the three months ended April 30, 2001, the Hotels spent approximately $523,000 for capital expenditures. These amounts have been capitalized and are being depreciated over their estimated useful lives. The Lessee also spent approximately $477,000 during the three months ended April
30, 2001 on repairs and maintenance and these amounts have been charged to expense as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust's debt structure during the three months ended April 30, 2001.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)

       EXHIBIT
       NUMBER                                         EXHIBIT
       ------                                         -------
        10.1              Promissory Note dated April 23, 2001 by RRF Limited Partnership in favor of
                          Suite Hotels LLC.

        10.2              Promissory Note dated April 27, 2001 by InnSuites Hospitality Trust in favor of
                          James F. Wirth.

        10.3              Promissory Note dated April 27, 2001 by RRF Limited Partnership in favor of Rare
                          Earth Development Company

(b)      REPORTS ON FORM 8-K.


         No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended April 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 14, 2001          INNSUITES HOSPITALITY TRUST (Registrant)

                               By: /s/ Anthony B. Waters
                               ------------------------------------------
                               Anthony B. Waters, Chief Financial Officer