Form 10-Q
period 2001-07-31
INNSUITES HOSPITALITY TRUST
filed 2001-09-14
CIK 82473

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

         Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of outstanding Shares of Beneficial Interest, without par value, as of September 11, 2001: 2,144,584

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                                          JULY 31, 2001    JANUARY 31, 2001
                                                                         ----------------  ----------------
                                                  ASSETS                     (UNAUDITED)        (AUDITED)
  Hotel Properties, Net                                                    $  62,207,274       62,591,376
  Cash and Cash Equivalents                                                    1,156,286          415,390
  Accounts Receivable, Net of $24,629 and $0 Allowance, Respectively           1,005,323               --
  Interest Receivable and Other Assets                                         1,085,235          898,795
                                                                           -------------    -------------
TOTAL ASSETS                                                               $  65,454,118       63,905,561
                                                                           =============    =============
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Mortgage Notes Payable                                                   $  35,895,413       25,628,572
  Notes Payable to Banks                                                       2,955,241       11,300,000
  Notes Payable to Related Parties                                               553,449          631,409
  Advances Payable to Related Parties                                          6,753,911        6,840,298
  Other Notes Payable                                                            110,087          125,021
  Accounts Payable and Accrued Expenses                                        3,686,003        1,251,237
                                                                           -------------    -------------
TOTAL LIABILITIES                                                             49,954,104       45,776,537

MINORITY INTEREST IN PARTNERSHIP                                              12,307,079       13,091,117

SHAREHOLDERS' EQUITY
  Shares of beneficial interest, without par value; unlimited authorization; 2,145,784 and 2,126,484 shares issued and outstanding
    at July 31 and January 31, 2001, respectively                              4,711,567        6,532,348

  Treasury Stock                                                              (1,518,632)      (1,494,441)
                                                                           -------------    -------------
TOTAL SHAREHOLDERS' EQUITY                                                     3,192,935        5,037,907
                                                                           -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  65,454,118       63,905,561
                                                                           =============    =============


                     See accompanying notes to unaudited
                      consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE SIX MONTHS ENDED JULY 31,
                                                                           2001           2000
                                                                       -----------    -----------
REVENUES
  Rent Revenue from Affiliate                                         $         --      5,392,810
  Room                                                                  14,079,984             --
  Food and Beverage                                                        907,784             --
  Telecommunications                                                       144,697             --
  Interest and Other                                                       576,701         14,758
                                                                       -----------    -----------
TOTAL REVENUES                                                          15,709,166      5,407,568
                                                                       -----------    -----------
OPERATING EXPENSES
  Room                                                                   3,660,040             --
  Food and Beverage                                                        775,913             --
  Telecommunications                                                       226,658             --
  Other                                                                    260,248             --
  General and Administrative                                             2,969,077      1,408,030
  Sales and Marketing                                                    1,137,564             --
  Repairs and Maintenance                                                  941,296             --
  Hospitality                                                              773,968             --
  Utilities                                                                973,467             --
  Expenses Incurred in Acquiring Lessee                                  1,608,482             --
                                                                       -----------    -----------
TOTAL OPERATING EXPENSES                                                13,326,713      1,408,030
                                                                       -----------    -----------
INCOME BEFORE FIXED CHARGES                                              2,382,453      3,999,538

FIXED CHARGES
  Real Estate Depreciation                                               1,593,230      1,350,909
  Real Estate and Personal Property Taxes,
    Insurance and Ground Rent                                              849,650        680,193
  Interest on Mortgage Notes Payable                                     1,365,839      1,146,903
  Interest on Notes Payable to Banks                                       275,854        520,241
  Interest on Notes Payable and Advances to Related Parties                231,964         85,478
  Interest on Other Notes Payable                                           25,834         15,495
                                                                       -----------    -----------
TOTAL FIXED CHARGES                                                      4,342,371      3,799,219
                                                                       -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST           (1,959,918)       200,319

EXTRAORDINARY ITEM
  Loss on Early Extinguishment of Debt                                    (576,842)            --
                                                                       -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                                  (2,536,760)       200,319
LESS MINORITY INTEREST                                                    (639,196)       211,343
                                                                       -----------    -----------
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST                $ (1,897,564)       (11,024)
                                                                       ===========    ===========
LOSS PER SHARE - Basic and Diluted
  Loss before Extraordinary Item                                      $      (0.76)         (0.00)
  Extraordinary Item                                                         (0.13)            --
                                                                       -----------    -----------
NET LOSS                                                              $      (0.89)         (0.00)
                                                                       ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and Diluted        2,139,487      2,458,366
                                                                       ===========    ===========


                     See accompanying notes to unaudited
                      consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE MONTHS ENDED JULY 31,
                                                                           2001           2000
                                                                       -----------    -----------
REVENUES
  Rent Revenue from Affiliate                                         $         --      2,073,764
  Room                                                                   6,013,828             --
  Food and Beverage                                                        417,223             --
  Telecommunications                                                        56,447             --
  Interest and Other                                                       354,072         12,495
                                                                       -----------    -----------
TOTAL REVENUES                                                           6,841,570      2,086,259
                                                                       -----------    -----------
OPERATING EXPENSES
  Room                                                                   1,750,198             --
  Food and Beverage                                                        341,062             --
  Telecommunications                                                       114,308             --
  Other                                                                    134,228             --
  General and Administrative                                             1,439,496        939,144
  Sales and Marketing                                                      577,251             --
  Repairs and Maintenance                                                  463,869             --
  Hospitality                                                              369,954             --
  Utilities                                                                506,878             --
                                                                       -----------    -----------
TOTAL OPERATING EXPENSES                                                 5,697,244        939,144
                                                                       -----------    -----------
INCOME BEFORE FIXED CHARGES                                              1,144,326      1,147,115

FIXED CHARGES
  Real Estate Depreciation                                                 837,237        685,202
  Real Estate and Personal Property Taxes,
    Insurance and Ground Rent                                              421,995        337,341
  Interest on Mortgage Notes Payable                                       713,603        564,485
  Interest on Notes Payable to Banks                                        42,284        293,380
  Interest on Notes Payable and Advances to Related Parties                119,867         51,143
  Interest on Other Notes Payable                                           19,603          2,018
                                                                       -----------    -----------
TOTAL FIXED CHARGES                                                      2,154,589      1,933,569
                                                                       -----------    -----------

LOSS BEFORE MINORITY INTEREST                                           (1,010,263)      (786,454)
LESS MINORITY INTEREST                                                    (319,905)      (382,941)
                                                                       -----------    -----------
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST                $   (690,358)      (403,513)
                                                                       ===========    ===========
NET LOSS PER SHARE - Basic and Diluted                                $      (0.32)         (0.17)
                                                                       ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and Diluted        2,147,896      2,441,244
                                                                       ===========    ===========

                     See accompanying notes to unaudited
                      consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE SIX MONTHS ENDED JULY 31,
                                                                     2001            2000
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest          $ (1,897,564)        (11,024)
Adjustments to Reconcile Net Loss Attributable to Shares
  Of Beneficial Interest to Net Cash Provided by
  Operating Activities:
  Stock Option Compensation Expense                                   26,258          26,258
  Expenses Incurred in Acquiring the Lessee                        1,608,482              --
  Minority Interest                                                 (639,196)        211,343
  Depreciation and Amortization                                    1,625,108       1,398,716
  Changes in Assets and Liabilities (Net of Effect of
  Acquisition of Subsidiary):
    Decrease in Accounts Receivable                                  168,398              --
    Increase in Rent Receivable from Affiliates                           --        (919,947)
    Provision for Uncollectible Receivable from Affiliate                 --         919,947
    Increase in Interest Receivable and Other Assets                (626,933)       (110,000)
    Decrease in Accounts Payable and Accrued Expenses                (12,585)       (242,434)
                                                                 -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $    251,968       1,272,859

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Lessee                                              (11,531)             --
  Cash Acquired from Lessee                                           85,294              --
  Improvements and Additions to Hotel Properties                  (1,209,127)       (790,341)
  Disposal of FF&E                                                        --          97,502
  Sale of Land                                                            --          20,564
                                                                 -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                           $ (1,135,364)       (672,275)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of Mortgage Notes Payable                            $   (491,435)       (356,621)
  Refinancing of Mortgage Notes Payable                            5,658,276         500,000
  Borrowings on Mortgage Notes Payable                             5,100,000              --
  Payments on Notes Payable to Banks                             (11,300,000)             --
  Borrowings on Notes Payable to Banks                             2,955,241              --
  Repurchase of Partnership Units                                    (25,838)       (823,822)
  Repurchase of Stock                                                (24,191)       (896,282)
  Payment of Dividends                                                    --         (52,656)
  Other Distributions                                                (68,480)        (72,588)
  Payments on Notes Payable to Related Parties                       (77,960)             --
  Advances from Related Parties                                    1,331,000       1,795,000
  Payments on Advances from Related Parties                       (1,417,387)       (370,000)
  Borrowings on Other Notes Payable                                   25,839              --
  Payments on Other Notes Payable                                    (40,773)       (225,000)
                                                                 -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             $  1,624,292        (501,969)
                                                                 -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       $    740,896          98,615
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                $    415,390         208,109
                                                                 -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  1,156,286         306,724
                                                                 ===========     ===========

                     See Supplemental Disclosures at Note 9.

                     See accompanying notes to unaudited consolidated financial statements

                   INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 2001 AND 2000

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the "Trust") is a real estate investment trust ("REIT") that owns, directly or indirectly, eleven hotels with 1,698 suites in Arizona, southern California and New Mexico. The hotels operate as InnSuites Hotels.

Until January 31, 1998, the Trust, formerly known as Realty ReFund Trust, specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing. The primary refinancing technique that the Trust employed was wrap-around mortgage lending.

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership capital and the Trust issued 647,231 Shares of Beneficial Interest to acquire seven hotel properties. These seven hotels are collectively referred to as the "Initial Hotels." The Initial
Hotels, together with subsequent hotel acquisitions, are referred to herein as the "Hotels." The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the "Lessee"), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the
"Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent ("Base Rent") or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. As of February 1, 2001, the Trust acquired all of the ownership interests of the Lessee, which was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse.

The Trust's general partnership interest in the Partnership was 48.48% on July 31, 2001, and the weighted average ownership interest for the six months ended July 31, 2001 was 48.37%.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of July 31, 2001, a total of 1,580,323 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,806,687 Shares of Beneficial Interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership and as of February 1, 2001 owns all of the outstanding classes of shares of the Lessee. Therefore, the financial statements of the Partnership and the Lessee as of February 1, 2001 are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and
Article 10 of

Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust's Annual Report on Form 10-K as of and for the year ended January 31, 2001.

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

4. EARNINGS PER SHARE

Basic and diluted earnings per share have been computed based on the weighted-average number of shares outstanding during the periods and considering the effect of potentially dilutive securities.

For the six months ended July 31, 2001 and 2000, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,820,543 and 7,257,038 for the first six months of fiscal 2002 and 2001, respectively.

For the six months ended July 31, 2001 and 2000, 307,400 and 357,600 stock options, respectively, are not included in the computation of diluted earnings per share since the option exercise prices were greater than the average market price of the Shares of Beneficial Interest.

5. ACQUISITION

In December 2000, the Lessee and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the "RMA"). The RMA, among other things, permits the Trust to own the stock of a taxable REIT subsidiary ("TRS") that may engage in businesses previously prohibited by the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties. As such, effective February 1, 2001, the Trust acquired all of the common and preferred equity stock of the Lessee for $11,531 in cash consideration. The Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational Hotels, Inc., an affiliate of Wirth.

Following the acquisition, the Lessee elected to be treated as a TRS under the RMA. As a result, the management contracts relating to the Hotels between the Lessee and InnSuites Innternational Hotels, Inc. were terminated effective January 31, 2001, and new management contracts were entered into on substantially similar terms with Suite Hospitality Management, Inc. ("the New Management Company"), which qualifies as an independent third party manager and operator of the Hotels under the RMA. In connection with the acquisition, the rate structures of the Percentage Leases for the Hotels were also amended to reflect current economic and market conditions and employees of the Lessee became employees of the New Management Company. The benefits to the Trust are a more direct relationship between the Hotels and the Trust, the inclusion of Lessee revenues in excess of required rent payments in the Trust's consolidated financial reports, the elimination of potential conflicts of interest and the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

In connection with the acquisition of the Lessee, the Trust paid $11,531 for all of the outstanding classes of stock of the Lessee. The $1.6 million difference between the cash paid to the owners of the Lessee and the estimated value of the net liabilities assumed was recorded as "Expenses Incurred in Acquiring Lessee" (a non-recurring expense) in the Trust's unaudited consolidated Statements of Operations in the first quarter of fiscal 2002. Since the Lessee did not have significant operations other than the management of the Hotels and its assets, the transaction did not quality as the acquisition of a "business" for purpose of applying APB Opinion No. 16 -Business Combinations. Consequently, the difference between the cash paid to the owners of the Lessee and the fair value of the net tangible liabilities acquired was recorded as an operating expense rather than goodwill.

The management team of the Lessee has become employees of the New Management Company and continues to oversee and manage all activities of the Hotels.

The pro forma information provided for the six months and the three months ended July 31, 2000 was derived by consolidating the actual statements of operations of the Trust and the Lessee and eliminating all intercompany transactions. In addition, the Expenses Incurred in Acquiring Lessee of $1.6 million was recorded in the six months ended July 31, 2000 pro forma information assuming these costs would have been incurred in the prior year.

                        INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
                                       PRO FORMA INCOME STATEMENT
                                           (in thousands)

                                     FOR THE SIX MONTHS ENDED JULY 31,    FOR THE THREE MONTHS ENDED JULY 31,
                                              2001           2000                 2001          2000
                                          ------------     ----------          ----------     ---------
Total Revenue                             $     15,709         15,599          $    6,842         6,390
Total Operating Expenses                       (11,718)       (12,889)             (5,697)       (5,620)
Total Fixed Charges                             (4,342)        (3,881)             (2,155)       (1,976)
                                          ------------     ----------          ----------     ---------
Income Before Extraordinary Item and
  Minority Interest                       $       (351)        (1,171)         $   (1,010)       (1,206)
Extraordinary Item                                (577)            --                  --            --
                                           -----------      ----------         ----------     ---------
Income Before Minority Interest                   (928)        (1,171)             (1,010)       (1,206)
Less: Minority Interest                           (639)           211                (320)         (383)
                                           -----------      ----------         ----------     ---------
Net Income Attributable
 to Shares of Beneficial Interest         $       (289)        (1,382)               (690)         (823)
                                           ===========     ==========          ==========     =========
EARNINGS PER SHARE - Basic and Diluted
Income Before Extraordinary Item          $      (0.01)         (0.56)         $    (0.32)        (0.34)
Extraordinary Item                               (0.13)            --                  --            --
                                           -----------    -----------          ----------     ---------
NET INCOME                                $      (0.14)         (0.56)         $    (0.32)        (0.34)
                                           ===========    ===========          ==========     =========

6. NOTES PAYABLE

On April 16, 1998, the Trust obtained a $12 million Credit Facility from Pacific Century Bank to assist in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility were secured by first mortgages on three of the Hotels. By its terms, the Credit Facility expired on April 16, 2001.

In order to replace the liquidity provided by the Credit Facility, the Trust actively sought individual loans on the Tucson Oracle, Flagstaff and Scottsdale properties that secured the Credit Facility. On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the
Trust obtained a three-month term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by the its Flagstaff property and used $2.3 million of the proceeds to settle the remaining balance of the Credit Facility. The term loan and the line of credit mature on October 1, 2001 and June 1, 2003, respectively. Both loans bear interest at the prime rate plus 1.0% and require that the Trust maintain a debt coverage ratio of 1.5 to 1.0 and that the Lessee maintain a gross operating profit of 80% of the annual projections provided to the lender. The Trust is currently in negotiations with the lender to extend the maturity date of the term loan for a minimum of two years. As of July 31, 2001, the Trust had drawn $1,130,241 on the new line of credit.

On July 27, 2001, the mortgage note payable on the Tucson St. Mary's hotel matured. The outstanding principal balance was $3,742,573. On September 7, 2001, the lender agreed to extend the mortgage note on the St. Mary's property for eight months to March 2002 and granted the Trust an option, assuming compliance with the debt coverage and constant coverage ratios described below, to extend an additional five and one-half months to September 2002. The agreement requires the Trust to maintain various debt coverage ratios ranging from 1.15 to 1.0 up to 1.5 to 1.0 and constant coverage ratios ranging from 12.0% to 15.5%.

During the quarter ended July 31, 2001, the lender with respect to the mortgage note on the Trust's San Diego property notified the Trust that it was not in compliance with the debt coverage ratio required in the covenants of that mortgage note. On July 30, 2001, the Trust received a waiver from the lender until October 31, 2001. The Trust expects to be in compliance at that time.

7. PERCENTAGE LEASE AGREEMENTS

With the purchase of the Lessee effective February 1, 2001, the financial statements of the Lessee are consolidated with those of the Trust. Therefore, all significant intercompany transactions are eliminated including rent revenues and expenses that are calculated pursuant to the Percentage Leases.

8. RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels. As of July 31, 2001 and 2000, Wirth and his affiliates held 5,226,364 Class B limited partnership units. As of July 31, 2001 and 2000, Wirth and his affiliates held 633,513 and 572,813, respectively, Shares of Beneficial Interest in the Trust.

At July 31, 2001, the Trust owned a 48.48% interest in the Hotels through its sole general partner's interest in the Partnership.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $222,047 and $143,597 for the six months ended July 31, 2001 and 2000, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.

Notes and advances payable to related parties consists of funds provided by Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $7.3 million and $7.5 million as of July 31, 2001 and January 31, 2001, respectively. The notes and advances payable to related parties are as follows:

         Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments were due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership. The principal balance as of July 31, 2001 was $2,000,000.

         Wirth received an unsecured promissory note that consolidated four outstanding unsecured loans to the Trust totaling $600,000. The loan amounts consolidated were $200,000, $120,000, $30,000 and $250,000, all bearing interest at 7% per year with varying maturities. Accrued interest on these four notes through July 31, 2000 was approximately $41,999, which was subsequently paid on August 15, 2000 according to the unsecured consolidated promissory note. The loans were used to fund operations, to pay down the outstanding loan to the Partnership and to pay dividends declared October 12, 1999. The unsecured consolidated promissory note from the Trust in the amount of $600,000, bearing interest at 7% per year, became effective August 1, 2000. The unpaid principal balance and accrued interest on the unsecured consolidated promissory note was due on May 15, 2001. However, the term of the note was extended to July 15, 2002. The principal balance as of July 31, 2001 was $600,000.

         Wirth made nine unsecured loans to the Trust in the total amount of $2,066,000, all bearing interest at 7% per year, effective on dates ranging from August 15, 2000 to April 27, 2001. The unpaid principal balances and accrued interest were due ranging from May 15 to July 1, 2001. However, the terms of the loans were extended to July 15, 2002. The Trust used the proceeds to acquire the Albuquerque, New Mexico hotel and to fund operations. The principal balance as of July 31, 2001 was $1,347,000.

         On July 27, 2000, the Partnership repurchased 300,000 of the Trust's shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000. The unpaid principal balances and accrued interest are due at various dates ranging from August 27, 2000 to July 27, 2003. Beginning June 1, 2001, payments have been deferred until October 1, 2001, when payments are to resume as scheduled. The principal balance on July 31, 2001 was $506,911.

         On July 27, 2000, the Trust purchased 311,326 of the Partnership's Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months. The final payment is due August 27, 2003. Beginning June 1, 2001, payments have been deferred until October 1, 2001, when payments are to resume as scheduled. The principal balance as of July 31, 2001 was $553,449.

         Rare Earth Development Company, owned by Wirth or his affiliates, made five unsecured loans to the Trust in the total amount of $2,494,000 all bearing interest at 7% per year, effective on dates ranging from December 29, 2000 through June 12, 2001. The unpaid principal balances and accrued interest were due on July 15, 2001. However, the term of the loans were extended to July 15, 2002. The Trust used the proceeds to fund operations. The principal balance as of July
         31, 2001 was $2,300,000.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust issued 29,000 Shares of Beneficial Interest during the six months ended July 31, 2001 valued at $60,900 in exchange for Class A limited partnership units.

The Trust paid $1,918,725 and $1,800,344 in cash for interest for the six months ended July 31, 2001 and 2000, respectively.

10. EXTRAORDINARY ITEM

The Trust refinanced its Ontario, California property paying $576,842 in prepayment penalties on April 18, 2001. The Trust classified the prepayment penalty as an extraordinary item.

11. SUBSEQUENT EVENTS

Subsequent to the close of the second quarter ended July 31, 2001, the Trust listed its Scottsdale and Flagstaff properties for sale. Since the market value of these properties exceed the carrying value, the Trust does not expect to incur a loss if the properties are sold. The Trust may or may not be successful in selling these properties during the six-month listing period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust is a real estate investment trust, which owns the sole general partner's interest in the Partnership. In order for the Trust to qualify as a REIT under prior provisions of the Internal Revenue Code of 1986, as amended (the "Code"), neither the Trust nor the Partnership could operate the Hotels. Therefore, each of the Hotels was leased to and operated by the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee also holds the franchise agreement for each Hotel. Prior to February 1, 2001, the Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Wirth and his wife. Effective February 1, 2001, however, the Lessee became a wholly-owned subsidiary of the Trust. See Note 5 - Acquisition.

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

At July 31, 2001, the Trust owned a 48.48% interest in the Hotels through its sole general partner's interest in the Partnership. This change in ownership from Trust formation to July 31, 2001 resulted primarily from the following transactions:

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

    As of April 2, 1999, the Trust transferred, at historical cost, its interest in the Scottsdale property to the Partnership (approximately $7 million) in exchange for 1.6 million general partner units. As a result of the aforementioned transactions, the Trust increased its ownership interest in the Partnership from approximately 18% to approximately 42% as of April 2, 1999. Other incremental, less material, transactions have contributed to the increase from 42% to the

    Trust's 48.48% sole general partner's interest in the Partnership at July 31, 2001.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the six months ended July 31, 2001, base rent and percentage rent in the aggregate amount of $3.8 million was earned by the Trust. However, percentage rent revenue was eliminated in consolidation. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate, calculated as total room revenue divided by number of rooms sold ("ADR"), and revenue per available room, calculated as total room revenue divided by number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR decreased $0.78 to $69.02 for the first six months of fiscal 2002 from $69.80 for the first six months of fiscal 2001 due primarily to a slow winter season and an oversupply of rooms in the Arizona markets. Occupancy decreased 3.2% to 64.9% for the first six months of fiscal 2002 from 68.1% for the first six months of fiscal 2001. This resulted in a decrease in REVPAR of $2.75 to $44.78 for the first six months of fiscal 2002 from $47.53 for the first six months of fiscal 2001.

The following table shows certain historical financial and other information for the periods indicated:

                                               FOR THE SIX MONTHS ENDED
                                                      JULY 31,
                                              --------------------------
                                                 2001            2000
                                                ------          ------
         OCCUPANCY                               64.9%           68.1%
         AVERAGE DAILY RATE (ADR)             $ 69.02           69.80
         REVENUE PER AVAILABLE ROOM (REVPAR)  $ 44.78           47.53

No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.


Results of Operations of the Trust for the six months ended July 31, 2001 compared to the six months ended July 31, 2000.

         As of February 1, 2001, the financial statements of the Lessee are consolidated with those of the Trust. Therefore, all significant intercompany transactions and balances have been eliminated including rent revenue for the Trust and rent expense for the Lessee. See Note 5 - Acquisition.

         For the six months ended July 31, 2001 compared to the six months ended July 31, 2000, Trust revenues increased $10.3 million to $15.7 million from $5.4 million, respectively, primarily due to the acquisition of the Lessee. Rent revenue from affiliate for the first six months of fiscal year 2002 decreased $5.4 million to zero due to the consolidation of the Trust's and the Lessee's operating results and the elimination of percentage rent from the Lessee. Percentage rent earned and paid to the Trust by the Lessee for the six months ended July 31, 2001 was $3.8 million, which was eliminated in consolidation. When comparing total revenues for the six months ended July 31, 2001 with pro forma data for the prior year period, total revenues increased by $110,000 or 0.7% to $15.7 million from $15.6 million.

         Total expenses increased $12.5 million to $17.7 million from $5.2 million primarily due to the acquisition of the Lessee, including $1.6 million in expenses incurred by the Trust to acquire the Lessee. Comparing the six months ended July 31, 2001 and 2000, total operating expenses increased $11.9 million to $13.3 million primarily due to the acquisition of the Lessee. When comparing total operating expenses for the six months ended July 31, 2001 with pro forma data for the prior year period, total operating expenses increased $438,000 (excluding the effect of expenses incurred in acquiring the Lessee) due to the $608,000 expense related to the addition of the Albuquerque hotel which was partially offset by cost cutting programs at the Hotels.

         Real estate depreciation for the six months ended July 31, 2001 compared to the six months ended July 31, 2000 increased $242,000, or 17.9%, to $1.6 million from $1.4 million, respectively. The increase was primarily due to the acquisition of the Albuquerque hotel, $88,000, and increased depreciation expense due to the use of shorter useful life categories for assets purchased after October 31, 1999.

         For the six months ended July 31, 2001 and 2000, real estate and personal property taxes, insurance and ground rent increased $170,000 or 24.9% to $850,000 from $680,000. The increase was due to the acquisition of the Albuquerque hotel, $81,000, and increased insurance costs.

         Total interest expense increased $131,000, or 7.4%, to $1.9 million from $1.8 million comparing the six months ended July 31, 2001 and 2000, respectively. Interest on mortgage notes payable increased $219,000, or 19.1%, to $1.4 million from $1.1 million comparing the six months ended July 31, 2001 and 2000, respectively. The increase was primarily due to the refinancing of the San Diego, California property, the refinancing of the Ontario, California property, the incurrence of the new mortgage on the Tucson (Oracle), Arizona property and the addition of interest expense attributable to the Albuquerque, New Mexico hotel acquired in fiscal 2001. Interest on notes payable to banks decreased $244,000, or 47.0%, to $276,000 from $520,000 comparing the six months ended July 31, 2001 and 2000, respectively. The decrease was primarily due to the replacement of the Pacific Century Credit Facility with mortgages on certain of the Hotels. Interest on notes payable and advances payable to related parties increased $146,000 to $232,000 from $85,000 due to additional loans from Wirth and his affiliates during the second half of fiscal 2001 and the first six months of fiscal 2002 and the purchase of Steve Robson's Class A limited partnership units in the Partnership.

         Expenses incurred in acquiring the Lessee for the six months ended July 31, 2001 relate to acquisition costs incurred in the purchase of the Lessee. These are one-time expenses associated with acquiring the Lessee. These costs were not incurred in fiscal year 2001.

Results of Operations of the Trust for the three months ended July 31, 2001 compared to the three months ended July 31, 2000.

         For the three months ended July 31, 2001 compared to the three months ended July 31, 2000, Trust revenues increased $4.7 million to $6.8 million from $2.1 million, respectively, primarily due to the acquisition of the Lessee. Rent revenue from affiliate for the three months ended July 31, 2001 decreased $2.1 million to zero due to the consolidation of the Trust's and the Lessee's operating results and the elimination of percentage rent from the Lessee. Percentage rent earned and paid to the Trust by the Lessee for the three months ended July 31, 2001 was $1.5 million, which was eliminated in consolidation. When comparing total revenues for the three months ended July 31, 2001 with pro forma data for the prior year period, total revenues increased by $452,000 or 7.1% to $6.8 million from $6.4 million, due primarily to the addition of Albuquerque revenue in the amount of $459,000.

         Total expenses increased $5.0 million to $7.9 million from $2.9 million. For the three months ended July 31, 2001 and 2000, total operating expenses increased $4.8 million to $5.7 million primarily due to the acquisition of the Lessee. Total operating expenses for the three months ended July 31, 2001 increased $77,000 when compared to pro forma data from the same period in the prior year due to $332,000 of expenses incurred by the Trust for the addition of the Albuquerque hotel, partially offset, however, by the effects of cost cutting programs at the Hotels.

         Real estate depreciation for the three months ended July 31, 2001 compared to the three months ended July 31, 2000 increased $152,000, or 22.2%, to $837,000 from $685,000, respectively. The increase was primarily due to the acquisition of the Albuquerque hotel, $46,000, and increased depreciation expense due to the use of shorter useful life categories for assets purchased after October 31, 1999.

         For the three months ended July 31, 2001 and 2000, real estate and personal property taxes, insurance and ground rent increased $85,000 or 25.1% to $422,000 from $337,000. The increase was due to the acquisition of the Albuquerque hotel, $40,000, and increased insurance costs.

         Total interest expense decreased $16,000, or 1.7%, to $895,000 from $911,000 comparing the three months ended July 31, 2001 and 2000, respectively. Interest on mortgage notes payable increased $149,000, or 26.4%, to $714,000 from $564,000 comparing the three months ended July 31, 2001 and 2000, respectively. The increase was primarily due to the refinancing of the San Diego, California property, the refinancing of the Ontario, California property, incurrence of the new mortgage on the Tucson (Oracle), Arizona property and the addition of interest expense attributable to the Albuquerque, New Mexico hotel acquired in fiscal 2001. Interest on notes payable to banks decreased $251,000, or 85.6%, to $42,000 from $293,000 comparing the three months ended July 31, 2001 and 2000, respectively. The decrease was primarily due to the replacement of the Pacific Century Credit Facility with mortgages on certain of the Hotels. Interest on notes and advances payable to related parties increased $69,000 to $120,000 from $51,000 due to additional loans from Wirth and his affiliates during the second half of fiscal 2001 and the first three months of fiscal 2002 and the purchase of Steve Robson's Class A limited partnership units in the Partnership.

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

                                                                  FUNDS FROM OPERATIONS
                                                          FOR THE SIX MONTHS ENDED JULY 31,
                                                                        (UNAUDITED)
                                                                  (amounts in thousands)
                                                               2001                  2000
                                                             --------              --------
Net Income Attributable to Shares of Beneficial Interest     $ (1,898)                 (11)
Depreciation                                                    1,593                1,351
Extraordinary Item                                                577                   --
Minority Interest Share of Depreciation and
  Extraordinary Item                                           (1,119)                (741)
                                                               ------                ------
Funds from Operations (FFO)                                    $ (847)                 599
                                                               ------                ------
One-Time Lessee Purchase Charge                                 1,608                   --
                                                               ------                ------
Comparable FFO                                                 $  761                  599
                                                               ======                ======

         Comparable FFO increased to approximately $761,000 from approximately $599,000 when comparing the first six months of fiscal 2002 and 2001, respectively. The increase of approximately $162,000, or 27.1%, was attributable to a combination of higher general and administrative expenses incurred by the Trust during the six-month period ended July 31, 2000, the acquisition of the Lessee and a greater ownership interest in the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Trust's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of cash is rent payments under the Percentage Leases. The Lessee's principal source of cash is guest room revenue. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations. As a result of the Trust's acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust. See Note 5 - Acquisition.

On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of its $12 million Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a term loan in the amount $1,825,000 secured by the Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property. The Trust used $2.3 million of the proceeds to settle the remaining balance of the Credit Facility. The term loan and the line of credit mature on October 1, 2001 and June 1, 2003, respectively. Both loans bear interest at the prime rate plus 1.0% and require that the Trust maintain a debt coverage ratio of 1.5 to 1.0 and that the Lessee maintain a gross operating profit of 80% of the annual projections provided to the lender. The Trust is currently in negotiations with the lender to extend the maturity date of the term loan for a minimum of two years. As of July 31, 2001, the Trust had drawn $1,130,241 on the new line of credit.

On July 27, 2001, the mortgage note payable on the Tucson St. Mary's hotel matured. The outstanding principal balance was $3,742,573. On September 7, 2001, the lender agreed to extend the mortgage note on the St. Mary's property for eight months to March 2002 and granted the Trust an option, assuming compliance with the debt coverage and constant coverage ratios described below, to extend an additional five and one-half months to September 2002. The agreement requires the Trust to maintain various debt coverage ratios ranging from 1.15 to 1.0 up to 1.5 to 1.0 and constant coverage ratios ranging from 12.0% to 15.5%.

During the quarter ended July 31, 2001, the lender with respect to the mortgage note on the Trust's San Diego property notified the Trust that it was not in compliance with the debt coverage ratio required in the covenants of that mortgage note. On July 30, 2001, the Trust received a waiver from the lender until October 31, 2001. The Trust expects to be in compliance at that time.

The Trust has approximately $80,000 due and payable in fiscal year 2002 under notes and advances payable to Wirth and his affiliates. To the extent the Trust cannot satisfy these amounts as they come due, Wirth has agreed to extend the terms of these borrowings to future dates. During the six months ended July
31, 2001, the Trust borrowed $1.3 million from Wirth and his affiliates and during the same period repaid $1.4 million to Wirth and his affiliates.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the "Fund") from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the six months ended July 31, 2001, the Hotels spent approximately $1.2 million for capital expenditures. These amounts have been capitalized and are being depreciated over their estimated useful lives. The Lessee also spent approximately $941,000 during the six months ended July 31, 2001 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2001, the Trust has commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property. The Trust has committed an additional $110,000 for the refurbishment of its Buena Park property to satisfy the conditions of the newly acquired Best Western franchise for that property and has committed $396,000 over the 4% reserved for the Ontario property for new furnishings and refurbishment, which was a condition of the Ontario refinancing. At the closing of the Ontario refinancing, $563,000 was escrowed from the proceeds received by the Trust to cover the Trust's commitment for new furnishings and refurbishment at the Ontario property.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. As of July 31, 2001, the Trust had acquired 9,700 Shares of Beneficial Interest in open market transactions at an average price of $2.22 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.

INFLATION

The Trust's revenues are based on the underlying Hotel revenues. Therefore, the Trust relies entirely on the performance of the Hotels and the Lessee's ability to increase revenues to keep pace with inflation. Operators of hotels in general, and the Lessee in particular, can change room rates quickly, but competitive pressures may limit the Lessee's ability to raise rates faster than inflation.

SEASONALITY

The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly revenue. The hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or meet operating needs. No assurance can be given that the Trust will make distributions in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. During the six months ended July 31, 2001, the Trust replaced $9.0 million of its variable-rate line of credit with fixed-rate mortgages on certain of the Hotels. There have been no other significant changes in the Trust's debt structure during the six months ended July 31, 2001.


                                     PART II

                                OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 18, 2001, the Trust held its Annual Meeting of Shareholders to consider the election of Trustees. Prior to such meeting, the Trust provided notice of the Annual Meeting and solicited proxies through the Trust's definitive Proxy Statement, dated May 18, 2001, wherein the considered transactions were described to the shareholders.

         Shareholders representing 1,834,520 of the voting shares of the Trust were present at the Annual Meeting, in person or by proxy, representing a quorum for such Annual Meeting. The considered transactions were properly placed before the shareholders for adoption and approval. Following the votes of the shareholders, such votes were certified by the Inspector of Election of the Annual Meeting as follows:

                                                                                            ABSTENTION AND
                                                             FOR           AGAINST        BROKER NON-VOTES
                                                           ------        -----------      ----------------
ELECTION OF TRUSTEES:

James F. Wirth ..........................................  1,806,913             0                27,607
Peter A. Thoma ..........................................  1,797,413             0                37,107

         Based upon the above-described votes of the shareholders, James F. Wirth and Peter A. Thoma were elected as trustees whose terms expire in 2004. The current terms of Edward G. Hill and Steven S. Robson will expire in 2002 and the current terms of Marc E. Berg and Lee J. Flory will expire in 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)
         EXHIBIT
         NUMBER                           EXHIBIT
         -------                          -------

          10.1 Promissory Note dated June 12, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

(b)      REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended July 31, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 14, 2001     INNSUITES HOSPITALITY TRUST (Registrant)

                               By:  /s/  Anthony B. Waters
                                   ------------------------------------------
                                   Anthony B. Waters, Chief Financial Officer