Form 10-Q
period 2001-10-31
INNSUITES HOSPITALITY TRUST
filed 2001-12-17
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2001

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

                Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities ExchangeAct of 1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such reports), and (2) has been subject to suchfiling requirements for the past 90 days. Yes ☒ No ☐

                Number of outstanding Shares of Beneficial Interest, without par value, as of December 13, 2001: 2,120,384

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2001	JANUARY 31, 2001
ASSETS	(UNAUDITED)	(AUDITED)
Hotel Properties, Net	$61,931,423	62,591,376
Cash and Cash Equivalents	993,623	415,390
Rent Receivable from Affiliate, Net of $0 and $5,251,861 Allowance, Respectively	--	--
Accounts Receivable, Net of $24,629 and $0 Allowance, Respectively	1,062,852	--
Prepaid Expenses and Other Assets	1,002,426	898,795
TOTAL ASSETS	$64,990,324	63,905,561

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage Notes Payable	$35,606,962	25,628,572
Notes Payable to Banks	3,324,991	11,300,000
Notes Payable to Related Parties	553,449	631,409
Advances Payable to Related Parties	7,578,911	6,840,298
Other Notes Payable	88,638	125,021
Accounts Payable and Accrued Expenses	3,636,330	1,251,237
TOTAL LIABILITIES	50,789,281	45,776,537

MINORITY INTEREST IN PARTNERSHIP	11,814,629	13,091,117

SHAREHOLDERS' EQUITY
Shares of beneficial interest, without par value; unlimited authorization; 2,130,084 and 2,126,484 shares issued and outstanding at October 31 and January 31, 2001, respectively	3,930,346	6,532,348
Treasury Stock	(1,543,932)	(1,494,441)
TOTAL SHAREHOLDERS' EQUITY	2,386,414	5,037,907
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,990,324	63,905,561

See accompanying notes to unaudited consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2001	2000
REVENUE
Rent Revenue from Affiliate	$--	7,552,207
Room	19,484,566	--
Food and Beverage	1,270,469	--
Telecommunications	203,730	--
Interest and Other	816,571	29,105

TOTAL REVENUE	21,775,336	7,581,312

OPERATING EXPENSES
Room	5,323,683	--
Food and Beverage	1,109,731	--
Telecommunications	320,295	--
Other	377,786	--
General and Administrative	4,185,436	2,446,705
Sales and Marketing	1,659,041	--
Repairs and Maintenance	1,380,251	--
Hospitality	1,097,112	--
Utilities	1,469,972	--
Expenses Incurred in Acquiring Lessee	1,608,482	--

TOTAL OPERATING EXPENSES	18,531,789	2,446,705

INCOME BEFORE FIXED CHARGES	3,243,547	5,134,607

FIXED CHARGES
Real Estate Depreciation	2,336,531	2,077,855
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,300,412	1,048,238
Interest on Mortgage Notes Payable	2,112,410	1,729,180
Interest on Notes Payable to Banks	334,857	857,893
Interest on Notes Payable and Advances to Related Parties	386,516	158,784
Interest on Other Notes Payable	6,410	17,265

TOTAL FIXED CHARGES	6,477,136	5,889,215

LOSS BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST	(3,233,589)	(754,608)

EXTRAORDINARY ITEM
Loss on Early Extinguishment of Debt	(576,842)	--

LOSS BEFORE MINORITY INTEREST	(3,810,431)	(754,608)
LESS MINORITY INTEREST	(1,131,872)	(248,709)

NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(2,678,559)	(505,899)

LOSS PER SHARE – Basic and Diluted
Loss before Extraordinary Item	$(1.12)	(0.21)
Extraordinary Item	(0.13)	--

NET LOSS	$(1.25)	(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and Diluted	2,140,017	2,364,593

See accompanying notes to unaudited consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2001	2000
REVENUE
Rent Revenue from Affiliate	$--	2,159,397
Room	5,404,582	--
Food and Beverage	362,685	--
Telecommunications	59,032	--
Interest and Other	239,065	14,347

TOTAL REVENUE	6,065,364	2,173,744

OPERATING EXPENSES
Room	1,662,838	--
Food and Beverage	333,818	--
Telecommunications	93,637	--
Other	117,535	--
General and Administrative	1,216,359	1,038,676
Sales and Marketing	521,477	--
Repairs and Maintenance	438,956	--
Hospitality	323,143	--
Utilities	496,506	--

TOTAL OPERATING EXPENSES	5,204,269	1,038,676

INCOME BEFORE FIXED CHARGES	861,095	1,135,068

FIXED CHARGES
Real Estate Depreciation	743,302	726,947
Real Estate and Personal Property Taxes, Insurance and Ground Rent	450,762	368,045
Interest on Mortgage Notes Payable	746,571	616,284
Interest on Notes Payable to Banks	58,275	303,645
Interest on Notes Payable and Advances to Related Parties	134,514	73,304
Interest on Other Notes Payable	1,342	1,770

TOTAL FIXED CHARGES	2,134,766	2,089,995

LOSS BEFORE MINORITY INTEREST	(1,273,671)	(954,927)
LESS MINORITY INTEREST	(492,676)	(441,083)

NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(780,995)	(513,844)

NET LOSS PER SHARE – Basic and Diluted	$(0.36)	(0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and Diluted	2,141,077	2,177,047

See accompanying notes to unaudited consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest	$(2,678,559)	(505,899)
Adjustments to Reconcile Net Loss Attributable to Shares of Beneficial Interest to Net Cash (Used by) Provided by Operating Activities:
Stock Option Compensation Expense	26,258	39,388
Expenses Incurred in Acquiring the Lessee	1,608,482	--
Minority Interest	(1,131,872)	(248,709)
Depreciation and Amortization	2,378,856	2,167,784
Changes in Assets and Liabilities (Net of Effect of
Acquisition of Subsidiary):
Decrease in Accounts Receivable	110,869	--
Increase in Rent Receivable from Affiliates	--	(1,601,842)
Provision for Uncollectible Receivable from Affiliate	--	1,601,842
Decrease (Increase) in Interest Receivable and Other Assets	(554,569)	14,012
Decrease in Accounts Payable and Accrued Expenses	(62,259)	(234,374)

NET CASH (USED BY) PROVIDED BY OPERATING ACTIVITIES	(302,794)	1,232,202

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Lessee	(11,531)	--
Cash Acquired from Lessee	85,294	--
Acquisition of Hotel	--	(2,100,000)
Improvements and Additions to Hotel Properties	(1,703,753)	(1,430,675)
Disposal of FF&E	27,175	97,502
Sale of Land	--	20,564

NET CASH USED IN INVESTING ACTIVITIES	(1,602,815)	(3,412,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Mortgage Notes Payable	(779,886)	(540,915)
Refinancing of Mortgage Notes Payable	5,658,276	500,000
Borrowings on Mortgage Notes Payable	5,100,000	1,575,000
Payments on Notes Payable to Banks	(11,300,000)	--
Borrowings on Notes Payable to Banks	3,324,991	--
Repurchase of Partnership Units	(25,838)	(876,665)
Repurchase of Stock	(49,491)	(914,531)
Payment of Dividends	--	(71,622)
Other Distributions	(68,480)	(141,621)
Cash Overdraft	--	137,750
Payments on Notes Payable to Related Parties	(77,960)	(56,300)
Borrowings on Notes Payable to Related Parties	--	745,000
Advances from Related Parties	2,151,000	2,654,943
Payments on Advances from Related Parties	(1,412,387)	(813,741)
Borrowings on Other Notes Payable	25,839	--
Payments on Other Notes Payable	(62,222)	(225,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,483,842	1,972,298

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	578,233	(208,109)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	415,390	208,109

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$993,623	--

See Supplemental Disclosures at Note 9.

See accompanying notes to unaudited consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000

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

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership capital to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 Shares of Beneficial Interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. which owned a hotel located in Scottsdale, Arizona ("InnSuites Hotels Scottsdale"). These seven hotels are collectively referred to as the "Initial Hotels." The Initial Hotels, together with subsequent hotel acquisitions, are referred to herein as the "Hotels." The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the "Lessee"), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent ("Base Rent") or a percentage rent based on the gross revenues of each Hotel. The Lessee holds the franchise agreement for each Hotel. As of February 1, 2001, the Trust acquired 100% ownership interest of the Lessee, which was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse, and 67.2% by unrelated third parties.

The Trust's general partnership interest in the Partnership was 48.48% on October 31, 2001, and the weighted average ownership interest for the nine months ended October 31, 2001 was 48.41%.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of October 31, 2001, a total of 1,580,323 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,806,687 Shares of Beneficial Interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership and, as of February 1, 2001, owned all of the outstanding classes of shares of the Lessee. Therefore, the financial statements of the Partnership and the Lessee as of February 1, 2001 are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2001.

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

For the nine months ended October 31, 2001 and 2000, there were Class A and Class B limited partnership units outstanding, which are convertible to shares of beneficial interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,815,856 and 7,133,188 for the first nine months of fiscal 2002 and 2001, respectively.

For the nine months ended October 31, 2001 and 2000, 273,500 and 348,000 stock options, respectively, are not included in the computation of diluted earnings per share since the options are anti-dilutive.

5. ACQUISITION

In December 2000, the Lessee and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the "RMA"). The RMA, among other things, permits the Trust to own the stock of a taxable REIT subsidiary ("TRS") that may engage in businesses previously prohibited to the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties. As such, effective February 1, 2001, the Trust acquired all of the common and preferred equity stock of the Lessee for $11,531 in cash consideration. The Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational, an affiliate of Mr. Wirth.

Following the acquisition, the Lessee elected to be treated as a TRS under the RMA. As a result, the management contracts relating to the Hotels between the Lessee and InnSuites Innternational were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with Suite Hospitality Management, Inc. (the “New Management Company”), which qualifies as an independent third party manager and operator of the Hotels under the RMA. In connection with the acquisition, the rate structures of the Percentage Leases for the Hotels were also amended to reflect current economic and market conditions and employees of the Lessee became employees of the New Management Company. The benefits to the Trust are a more direct relationship between the Hotels and the Trust, the inclusion of Lessee revenues in excess of required rent payments in the Trust's consolidated financial reports, the elimination of potential conflicts of interest and the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

In connection with the acquisition of the Lessee, the Trust paid $11,531 for all of the outstanding classes of stock of the Lessee.  The $1.6 million difference between the cash paid to the owners of the Lessee and the estimated value of the net liabilities assumed was recorded as “Expenses Incurred in Acquiring Lessee” (a non-recurring expense) in the Trust’s unaudited consolidated Statements of Operations in the first quarter of fiscal 2002.  Since the Lessee did not have significant operations other than the management of the Hotels and its assets, the transaction did not quality as the acquisition of a “business” for purpose of applying APB Opinion No. 16 – Business Combinations.  Consequently, the difference between the cash paid to the owners of the Lessee and the fair value of the net tangible liabilities acquired was recorded as an operating expense rather than goodwill.

The former management team of the Lessee are now employees of the New Management Company and continues to oversee and manage all activities of the Hotels.

The following pro forma information provided for the nine months and the three months ended October 31, 2000 assumes that the Lessee was acquired on February 1, 2000 and was derived by consolidating the actual statements of operations of the Trust and the Lessee and eliminating all intercompany transactions. In addition, the Expenses Incurred in Acquiring Lessee of $1.6 million was recorded in the nine months ended October 31, 2000 pro forma information assuming these costs would have been incurred in the prior year.

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

PRO FORMA INCOME STATEMENT

(in thousands)

	FOR THE NINE MONTHS ENDED OCTOBER 31,		FOR THE THREE MONTHS ENDED OCTOBER 31,
	2001	2000	2001	2000
Total Revenue	$21,775	22,306	$6,065	6,707
Total Operating Expenses	(16,923)	(18,567)	(5,204)	(5,678)
Total Fixed Charges	(6,477)	(6,023)	(2,135)	(2,142)

Income Before Extraordinary Item and Minority Interest	$(1,625)	(2,284)	$(1,274)	(1,113)
Extraordinary Item	(577)	--	--	--

Income Before Minority Interest	(2,202)	(2,284)	(1,274)	(1,113)
Less: Minority Interest	(1,132)	(249)	(493)	(441)

Net Loss Attributable to Shares of Beneficial Interest	$(1,070)	(2,035)	(781)	(672)

LOSS PER SHARE – Basic and Diluted
Loss Before Extraordinary Item	$(0.37)	(0.86)	$(0.36)	(0.31)
Extraordinary Item	(0.13)	--	--	--

NET LOSS	$(0.50)	(0.86)	$(0.36)	(0.31)

6. NOTES PAYABLE

On April 16, 1998, the Trust obtained a $12 million Credit Facility from Pacific Century Bank to assist in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility were secured by first mortgages on three of the Hotels. By its terms, the Credit Facility expired on April 16, 2001. Prior to April 16, 2001, Pacific Century Bank and the Trust agreed to extend the term of the Credit Facility to facilitate the repayment of the Credit Facility, as described in the following paragraph.

In order to replace the liquidity provided by the Credit Facility, the Trust actively sought individual loans on the Tucson Oracle, Flagstaff and Scottsdale properties that secured the Credit Facility. On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a three-month term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property and used $2.3 million of the proceeds to settle the remaining balance of the $12 million Credit Facility.  The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit matures on June 1, 2003.  Both loans bear interest at the prime rate plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.5 to 1.0 and the Lessee to maintain a gross operating profit of 80% of the annual projections provided to the lender.  As of October 31, 2001, the Trust had drawn $1,499,991 on the new line of credit.

On July 27, 2001, the mortgage note payable on the Tucson St. Mary's hotel matured. The outstanding principal balance was $3,731,750 as of October 31, 2001. Repayment of the mortgage note has been suspended, pending negotiations between the Trust and the lender on formal extension terms.

7. PERCENTAGE LEASE AGREEMENTS

With the purchase of the Lessee effective February 1, 2001, the financial statements of the Lessee are consolidated with those of the Trust. Therefore, all significant intercompany transactions are eliminated, including rent revenue and expenses that are calculated pursuant to the Percentage Leases.

8. RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels. As of October 31, 2001 and 2000, Wirth and his affiliates held 5,226,364 Class B limited partnership units. As of October 31, 2001 and 2000, Wirth and his affiliates held 633,513 and 582,813 Shares of Beneficial Interest in the Trust, respectively.

At October 31, 2001, the Trust owned a 48.48% interest in the Hotels through its sole general partner's interest in the Partnership.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $222,047 and $186,431 for the nine months ended October 31, 2001 and 2000, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.

Notes and advances payable to related parties consist of funds provided by Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $8.1 million and $7.5 million as of October 31, 2001 and January 31, 2001, respectively. The notes and advances payable to related parties are as follows:

Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership's Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months. The final payment is due August 27, 2003. Beginning June 1, 2001, the Trust and Mr. Robson have agreed to defer payments until March 2002, when payments are to resume as scheduled.  The principal balance as of October 31, 2001 was $553,449.

Advances Payable

Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments were due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership. The principal balance as of October 31, 2001 was $2,000,000.

Wirth received an unsecured promissory note that consolidated four outstanding unsecured loans to the Trust totaling $600,000. The loan amounts consolidated were $200,000, $120,000, $30,000 and $250,000, all bearing interest at 7% per year with varying maturities. The loans were used to fund operations, to pay down an outstanding loan to the Partnership and to pay dividends declared October 12, 1999. The unsecured consolidated promissory note from the Trust in the amount of $600,000, bearing interest at 7% per year, became effective August 1, 2000. The unpaid principal balance and accrued interest on the unsecured consolidated promissory note was due on May 15, 2001. However, the term of the note was extended to July 15, 2002. The principal balance as of October 31, 2001 was $600,000.

Wirth made nine unsecured loans to the Trust in the total amount of $2,066,000, all bearing interest at 7% per year, effective varying from August 15, 2000 to April 27, 2001. The unpaid principal balances and accrued interest were due ranging from May 15 to July 1, 2001. However, the terms of the loans were extended to July 15, 2002. The Trust used the proceeds to acquire the Albuquerque, New Mexico hotel and to fund operations. The principal balance as of October 31, 2001 was $1,347,000.

On July 27, 2000, the Partnership repurchased 300,000 of the Trust's shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000. The unpaid principal balances and accrued interest are due at various dates ranging from August 27, 2000 to July 27, 2003. Beginning June 1, 2001, the Trust and the noteholders have agreed to defer payments until March 2002, when payments are to resume as scheduled. The principal balance as of October 31, 2001 was $506,911.

Rare Earth Development Company, owned directly or indirectly by Wirth, made five unsecured loans to the Trust in the total amount of $2,494,000, all bearing interest at 7% per year, effective on dates ranging from December 29, 2000 through June 12, 2001. The unpaid principal balances and accrued interest were due on July 15, 2001. However, the term of the loans were extended to July 15, 2002.  During the third quarter of fiscal year 2002, Rare Earth Development Company made an additional five unsecured loans to the Trust in the total amount of $900,000, all bearing interest at 7% per year, effective on dates ranging from August 22, 2001 through October 9, 2001.  The unpaid principal balances and accrued interest are due on July 15, 2002.  The Trust used the proceeds to fund operations. The principal balance as of October 31, 2001 was $3,125,000.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust issued 29,000 Shares of Beneficial Interest during the nine months ended October 31, 2001, valued at $60,900, in exchange for Class A limited partnership units.

The Trust paid $2,638,927 and $2,606,387 in cash for interest for the nine months ended October 31, 2001 and 2000, respectively.

10. EXTRAORDINARY ITEM

The Trust refinanced its Ontario, California property paying $576,842 in prepayment penalties on April 18, 2001. The Trust classified the prepayment penalty as an extraordinary item.

11. ASSETS HELD FOR SALE

In August 2001, the Trust listed its Scottsdale and Flagstaff properties for sale. The market value of these properties exceeds the carrying value, therefore, the Trust does not expect to incur losses if these properties are sold. The Trust may or may not be successful in selling these properties during the six-month listing period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS.

GENERAL

                The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

                The Trust is a real estate investment trust, which owns the sole general partner’s interest in the Partnership. In order for the Trust to qualify as a REIT under prior provisions of the Internal Revenue Code of 1986, as amended (the “Code”), neither the Trust nor the Partnership could operate the Hotels. Therefore, each of the Hotels was leased to and operated by the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee also holds the franchise agreement for each Hotel. Prior to February 1, 2001, the Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Wirth and his spouse. Effective February 1, 2001, however, the Lessee became a wholly-owned subsidiary of the Trust. See Note 5 - Acquisition.

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

                At October 31, 2001, the Trust owned a 48.48% interest in the Hotels through its sole general partner's interest in the Partnership.

Accounting Matters

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of  a  Segment  of a  Business,  and  Extraordinary,  Unusual  and  Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in Opinion 30).  Statement 144 retains the fundamental provisions of Statement 121 regarding the recognition and measurement of impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 regarding the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity  (rather than a segment of a business).  Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”).

The Trust is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 30, 2002.  Management does not expect the adoption of Statement 144 to have a material impact on the Trust's consolidated financial statements at the date of adoption because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 regarding assets held for sale or other disposal generally are required to be applied prospectively  after the adoption date to newly initiated disposal activities.  Therefore, management cannot determine the potential future effects that adoption of Statement 144 will have on the Trust's consolidated financial statements.

In June 2001, the FASB issued FASB Statement 143, Accounting for Asset Retirement Obligations (“Statement 143”), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Trust will recognize a gain or loss on settlement.  The provisions of Statement 143 are effective for fiscal years beginning after June 15, 2002.  Management does not expect the adoption of this statement to have a material impact on the Trust's consolidated financial statements.

In June 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”) and Statement 142.  Statement 141 requires that the purchase  method of accounting  be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that the estimated residual values of intangible assets with definite useful lives be amortized over their respective estimated useful lives, and be reviewed for impairment in accordance with Statement 121.

                The Trust is required to adopt the provisions of Statement 141 immediately and Statement 142 effective February 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with the appropriate pre-Statement 142 accounting literature.

                Statement 141 will require upon adoption of Statement 142, that the Trust evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.  Upon adoption of Statement 142, the Trust will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Trust will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                Management does not expect the adoption of Statements 141 and 142 to have a material impact on the Trust's consolidated financial statements.

FINANCIAL RESULTS

                The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the nine months ended October 31, 2001, base rent and percentage rent in the aggregate amount of $5.2 million was earned by the Trust. However, percentage rent revenue was eliminated in consolidation. The principal determinant of percentage rent is the Lessee's room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate, calculated as total room revenue divided by number of rooms sold (“ADR”), and revenue per available room, calculated as total room revenue divided by the total number of rooms available (known as "REVPAR"), is appropriate for understanding revenue from the Percentage Leases. ADR decreased $0.18 to $67.30 for the first nine months of fiscal 2002 from $67.48 for the first nine months of fiscal 2001. Occupancy decreased 4.2% to 61.2% for the first nine months of fiscal 2002 from 65.4% for the first nine months of fiscal 2001 due primarily to a slow winter season, an oversupply of rooms in the Arizona markets and the negative impact on the hospitality industry from the events of September 11, 2001. This resulted in a decrease in REVPAR of $2.95 to $41.21 for the first nine months of fiscal 2002 from $44.16 for the first nine months of fiscal 2001.

                The following table shows certain historical financial and other information for the periods indicated:

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2001	2000
OCCUPANCY	61.2%	65.4%
AVERAGE DAILY RATE (ADR)	$67.30	67.48
REVENUE PER AVAILABLE ROOM (REVPAR)	$41.21	44.16

No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the nine months ended October 31, 2001 compared to the nine months ended October 31, 2000.

                As of February 1, 2001, the financial statements of the Lessee are consolidated with those of the Trust. Therefore, all significant intercompany transactions and balances have been eliminated including rent revenue for the Trust and rent expense for the Lessee. See Note 5 – Acquisition.

                For the nine months ended October 31, 2001 compared to the nine months ended October 31, 2000, Trust revenue increased $14.2 million to $21.8 million from $7.6 million, respectively, primarily due to the acquisition of the Lessee. Rent revenue from affiliate for the first nine months of fiscal year 2002 decreased $7.6 million to zero due to the consolidation and elimination of percentage rent from the Lessee. Percentage rent earned and paid to the Trust by the Lessee for the nine months ended October 31, 2001 was $5.2 million, which was eliminated in consolidation.  When comparing total revenue for the nine months ended October 31, 2001 with pro forma data for the prior year period, total revenue decreased by $531,000, or 2.4%, to $21.8 million from $22.3 million, due primarily to the negative effects of the events of September 11, 2001.

                Total expenses increased $16.7 million to $25.0 million from $8.3 million primarily due to the acquisition of the Lessee, including a one-time expense of $1.6 million incurred by the Trust to acquire the Lessee.  Comparing the nine months ended October 31, 2001 and 2000, total operating expenses increased $16.1 to $18.5 million primarily due to the acquisition of the Lessee.  When comparing total operating expenses for the nine months ended October 31, 2001 with pro forma data for the prior year period, total operating expenses decreased $35,000 (excluding the effect of expenses incurred in acquiring the Lessee) due to $703,000 in expenses related to the addition of the Albuquerque hotel, which was offset by cost-cutting initiatives at the Hotels.

                Expenses Incurred in Acquiring the Lessee for the nine months ended October 31, 2001 relate to the acquisition costs incurred in the purchase of the Lessee.  These are one-time expenses associated with acquiring the Lessee. These costs were not incurred in fiscal year 2001.

                Real estate depreciation for the nine months ended October 31, 2001 compared to the nine months ended October 31, 2000 increased $259,000, or 12.5%, to $2.3 million from $2.1 million, respectively. The increase was primarily due to the acquisition of the Albuquerque hotel ($115,000) and increased depreciation expense due to shorter useful life categories for assets purchased after October 31, 1999, partially offset by the suspension of depreciation on the two Hotels held for sale beginning in the third quarter of fiscal year 2002.

                For the nine months ended October 31, 2001 and 2000, real estate and personal property taxes, insurance and ground rent increased $252,000, or 24.1%, to $1.3 million from $1.0 million, respectively. The increase was due to the acquisition of the Albuquerque hotel ($89,000) and increased insurance costs.

                Total interest expense increased $77,000, or 2.8%, comparing the nine months ended October, 2001 and 2000, respectively. Interest on mortgage notes payable increased $383,000, or 22.2%, to $2.1 million from $1.7 million comparing the nine months ended October 31, 2001 and 2000, respectively. The increase was primarily due to the refinance of the San Diego, California property, the refinance of the Ontario, California property, the incurrence of the new mortgage on the Tucson (Oracle), Arizona property and the addition of the Albuquerque, New Mexico hotel acquired in fiscal 2001.  Interest on notes payable to banks decreased $523,000, or 60.1%, to $335,000 from $858,000 comparing the nine months ended October 31, 2001 and 2000, respectively. The decrease was primarily due to the replacement of the $12 million Credit Facility with mortgages on certain of the Hotels. Interest on notes payable and advances payable to related parties increased $228,000 to $387,000 from $159,000 due to additional loans from Wirth and his affiliates during the final quarter of fiscal 2001 and the first nine months of fiscal 2002 and the purchase of Steve Robson’s partnership units.

Results of Operations of the Trust for the three months ended October 31, 2001 compared to the three months ended October 31, 2000.

                For the three months ended October 31, 2001 compared to the three months ended October 31, 2000, Trust revenues increased $3.9 million to $6.1 million from $2.2 million, respectively, primarily due to the acquisition of the Lessee. Rent revenue from affiliate for the three months ended October 31, 2001 decreased $2.2 million to zero due to the consolidation of the Trust’s and the Lessee’s operating results and the elimination of percentage rent from the Lessee. Percentage rent earned and paid to the Trust by the Lessee for the three months ended October 31, 2001 was $1.4 million, which was eliminated in consolidation.  When comparing total revenue for the three months ended October 31, 2001 with pro forma data for the prior year period, total revenue decreased by $642,000, or 9.6%, to $6.1 million from $6.7 million, due primarily to the negative effects of the events of September 11, 2001.

                Total expenses increased $4.2 million to $7.3 million from $3.1 million. For the three months ended October 31, 2001 and 2000, total operating expenses increased $4.2 million to $5.2 million primarily due to the acquisition of the Lessee.  Total operating expenses for the three months ended October 31, 2001 decreased $474,000 when compared to pro forma data for the same period in the prior year due to lower occupancy and the effects of cost-cutting initiatives at the Hotels.

                Real estate depreciation for the three months ended October 31, 2001 compared to the three months ended October 31, 2000 increased $16,000, or 2.2%, to $743,000 from $727,000, respectively, due primarily to considerable capital refurbishment projects at several of the Hotels, partially offset by the suspension of depreciation on the two Hotels held for sale beginning in the third quarter of fiscal year 2002.

                For the three months ended October 31, 2001 and 2000, real estate and personal property taxes, insurance and ground rent increased $83,000, or 22.5%, to $451,000 from $368,000, respectively. The increase was due to increased insurance costs and increased property taxes.

                Total interest expense decreased $54,000, or 5.5%, to $941,000 from $995,000 comparing the three months ended October, 2001 and 2000, respectively. Interest on mortgage notes payable increased $130,000, or 21.1%, to $747,000 from $616,000 comparing the three months ended October 31, 2001 and 2000, respectively. The increase was primarily due to the refinance of the San Diego, California property, the refinance of the Ontario, California property, incurrence of the new mortgage on the Tucson (Oracle), Arizona property and the addition of the Albuquerque, New Mexico hotel acquired in fiscal 2001. Interest on notes payable to banks decreased $246,000, or 80.8%, to $58,000 from $304,000 comparing the three months ended October 31, 2001 and 2000, respectively. The decrease was primarily due to the replacement of the $12 million Credit Facility with mortgages on certain of the Hotels. Interest on notes and advances payable to related parties increased $62,000 to $135,000 from $73,000 due to additional loans from Wirth and his affiliates during the final quarter of fiscal 2001 and the first three months of fiscal 2002 and the purchase of Steve Robson’s Class A limited partnership units in the Partnership.

Funds from Operations (FFO)

                The Trust notes that industry analysts and investors use Funds From Operations ("FFO") as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, as amended January 1, 2000, which is calculated (in the Trust's case) as net income (computed in accordance with accounting principles generally accepted in the United States ("GAAP")), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	FUNDS FROM OPERATIONS
	FOR THE NINE MONTHS ENDED OCTOBER 31,
	(UNAUDITED)
	(amounts in thousands)
	2001	2000
Net Loss Attributable to Shares of Beneficial Interest	$(2,679)	(506)
Real Estate Depreciation	2,337	2,078
Extraordinary Item	577	--
Loss on Disposal	27	--
Minority Interest Share of Depreciation, Loss on Disposal and Extraordinary Item	(1,517)	(1,121)

Funds from Operations (FFO)	$(1,255)	451

One-Time Lessee Purchase Charge	1,608	--

Comparable FFO	353	451

                Comparable FFO decreased to approximately $353,000 from approximately $451,000 when comparing the first nine months of fiscal 2002 and 2001, respectively. The decrease of approximately $98,000, or 21.7%, was attributable to the effects of the events of September 11, 2001 on the hospitality industry and, in particular, on the Lessee’s operations.

LIQUIDITY AND CAPITAL RESOURCES

                The Trust's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flow. The Partnership's principal source of cash is rent payments under the Percentage Leases. The Lessee’s principal source of cash is guest room revenue. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from Hotel operations. As a result of the Trust's acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust. See Note 5 - Acquisition.

                On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a term loan in the amount $1,825,000 secured by the Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property. The Trust used $2.3 million of the proceeds to settle the remaining balance of the Credit Facility. The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit matures on June 1, 2003.  Both loans bear interest at the prime rate plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.5 to 1.0 and the Lessee to maintain a gross operating profit of 80% of the annual projections provided to the lender. As of October 31, 2001, the Trust had drawn $1,499,991 on the new line of credit.

                On July 27, 2001, the mortgage note payable on the Tucson St. Mary's hotel matured. The outstanding principal balance was $3,731,750 as of October 31, 2001. Repayment of the mortgage note has been suspended, pending negotiations between the Trust and the lender on formal extension terms.

                The Trust has no principal payments due and payable in fiscal year 2002 under notes and advances payable to Wirth and his affiliates. During the nine months ended October 31, 2001, the Trust borrowed $2.2 million from Wirth and affiliates, and during the same period repaid $1.4 million to Wirth and his affiliates.

                In August 2001, the Trust listed its Scottsdale and Flagstaff properties for sale. Since the market value of these properties exceeds the carrying value, the Trust does not expect to incur losses if these properties are sold. The Trust may or may not be successful in selling these properties during the six-month listing period.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the "Fund") from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the nine months ended October 31, 2001, the Hotels spent approximately $1.7 million for capital expenditures. These amounts have been capitalized and are being depreciated over their estimated useful lives. The Lessee also spent approximately $1.4 million during the nine months ended October 31, 2001 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2001, the Trust has commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property. The Trust has committed an additional $114,000 for the refurbishment of its Buena Park property to satisfy the conditions of the newly acquired Best Western franchise for that property and has committed $415,000 over the 4% reserved for the Ontario property for new furnishings and refurbishment, which was a condition of the Ontario refinance set by the franchisor. At closing of the Ontario refinancing, these funds were escrowed from the proceeds received by the Trust.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  As of October 31, 2001, the Trust had acquired 25,400 Shares of Beneficial Interest in open market transactions at an average price of $1.95 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.

INFLATION

The Trust's revenue is based on the underlying Hotel revenue. Therefore, the Trust relies entirely on the performance of the Hotels and the Lessee's ability to increase revenue to keep pace with inflation. Operators of hotels in general, and the Lessee in particular, can change room rates quickly, but competitive pressures may limit the Lessee's ability to raise rates faster than inflation.

SEASONALITY

The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly revenue. The hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or meet operating needs. No assurance can be given that the Trust will make distributions in the future.

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

These forward-looking statements reflect the Trust's current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to: fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the Lessee in response to market rental rate changes or otherwise; interest rate fluctuations; changes in federal income tax laws and regulations; competition; any changes in the Trust's financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; terrorist acts or other acts of war; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Trust operates or will operate. The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-Q relating to the operations of the Partnership.

The travel and hospitality industries have sustained substantial negative effects, both operational and financial, as a result of the events of September 11, 2001. The Trust expects occupancy and room rates at the Hotels to remain below normal levels at least until the end of 2001, with recovery from the September 2001 events to begin in the first and second quarters of 2002, at the earliest.  The Trust believes that full recovery, which will be dependent on future events, could take a year or more.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceedsfrom these loans were used to maintain liquidity, fund capital expenditures andexpand the Trust's real estate investment portfolio and operations. The Trust'sinterest rate risk management objective is to limit the impact of interest ratechanges on earnings and cash flows and to lower its overall borrowing costs. Toachieve its objectives, the Trust borrows using fixed rate debt, when possible.  During the nine months ended October 31, 2001, the Trust replaced $9.0 million of its variable-rate line of credit with fixed-rate mortgages on certain of the Hotels.  There have been no other significant changes in the Trust's debt structure during the nine months ended October 31, 2001.

PART II

OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)

EXHIBIT
NUMBER	EXHIBIT

10.1	Promissory Note dated August 22, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.2	Promissory Note dated September 10, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.3	Promissory Note dated September 18, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.4	Promissory Note dated October 5, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.5	Promissory Note dated October 9, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

(b)           REPORTS ON FORM 8-K.

                No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended October 31, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.

Dated: December 17, 2001	INNSUITES HOSPITALITY TRUST (Registrant)

	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer