Form 10-K
period 2002-01-31
INNSUITES HOSPITALITY TRUST
filed 2002-05-01
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File No.  1-7062

InnSuites Hospitality Trust

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-6647590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre, 1615 E. Northern Avenue, Suite 102, Phoenix, Arizona	85020
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, including area code:	(602) 944-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Shares of Beneficial Interest, without par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of April 24, 2002:  $1,691,442.

Number of shares of voting stock outstanding as of April 24, 2002:  2,134,434.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the June 12, 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.    BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) was organized in 1971 and operates as an unincorporated Ohio real estate investment trust.  On January 31, 2002, the Trust owned a 48.73% sole general partner interest in RRF Limited Partnership, a Delaware limited partnership (the “Partnership”).  On January 31, 2002, the Partnership owned, directly or indirectly, eleven InnSuites® hotels located in Arizona, New Mexico, and southern California (all eleven InnSuites® hotels are hereinafter referred to as the “Hotels”).  The Trust employs seven people.

The Hotels feature 1,679 hotel suites and operate as moderate and full-service hotels which apply a value studio and two-room suite operating philosophy formulated in 1980 by James F. Wirth, current Chairman, President and Chief Executive Officer of the Trust (“Mr. Wirth”).  The Trust attempts to acquire under-performing hotel properties below replacement cost and, through intensive refurbishment and management programs, repositions the acquired hotels as studio and two-room suite hotels that offer services such as free breakfast buffets and complementary afternoon social hours plus amenities, such as microwave ovens, refrigerators and coffee makers in each studio or two-room suite.

The Trust has elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in Sections  856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder (all as amended, the “Code”).  In order to maintain its REIT tax status, the Trust has affiliated with certain other hotel hospitality companies.  The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the “Lessee”), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent or a percentage rent based on the gross revenue of each Hotel.

Prior to February 1, 2001, the Lessee operated and managed all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc. (“InnSuites Innternational”).  Pursuant to management contracts, the Lessee paid InnSuites Innternational an annual management fee of 2.5% of gross room and other revenues for property management services.  Following the acquisition of the Lessee by the Trust effective February 1, 2001, the Lessee operates and manages the Hotels with the assistance of Suite Hospitality Management, Inc. (the “New Management Company”) pursuant to substantially the same terms as the InnSuites Innternational management agreements.  See “Item 1 - Business - Acquisition of the Lessee by the Trust” below.

The Lessee pays InnSuites Licensing Corp. (the “Licensing Corp.”) an annual licensing fee of 2.5% of gross room and other revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks.

                Pursuant to restrictions contained in certain credit agreements, management fee payments to the New Management Company and licensing fee payments to the License Corp. were permitted until May 1, 2002.  Such payments will be suspended until September 30, 2002.  If the Partnership complies with the debt coverage covenants of such credit agreements for any given month after September 30, 2002, payments to the New Management Company and the License Corp. may be made for such month and in an amount equal to one month of accrued but unpaid management and licensing fees.

Effective October 12, 1999, the Partnership, the Lessee and InnSuites Innternational entered into an Intercompany Agreement (the “Intercompany Agreement”) whereby, subject to certain terms and conditions, the Partnership will grant the Lessee a right of first refusal to lease, and InnSuites Innternational a right of first refusal to operate, any real property acquired by the Partnership.  In return, the Partnership will be granted a right of first refusal to pursue opportunities presented to the Lessee or InnSuites Innternational to purchase investments in real estate, hotel properties, real estate mortgages, derivatives or entities that invest in the foregoing.  To date, the Trust has not purchased or used derivatives. In connection with the acquisition of the Lessee by the Trust, the Intercompany Agreement was amended effective February 1, 2001 to provide for the assumption by the New Management Company of the rights and obligations of InnSuites Innternational thereunder.  See “Item 1 - Business - Acquisition of the Lessee by the Trust” below.

HISTORICAL OPERATIONS AND FORMATION TRANSACTIONS

On December 27, 1996, the Trust and Hospitality Corporation International (“HCI”), an Arizona corporation owned by Mr. Wirth and his wife, which controlled seven all-suite hotel properties, comprising 1,036 hotel studio and two-room suites, in Tucson, Phoenix, Scottsdale, Tempe, Flagstaff and Yuma, Arizona and in Ontario, California (the “Initial Hotels”), executed a definitive Formation Agreement (the “Formation Agreement”) whereby, through a series of transactions, the Initial Hotels were combined with the Trust.  At the 1997 Annual Meeting of Shareholders held on January 28, 1998, the shareholders of the Trust approved the transactions contemplated by the Formation Agreement (the “Formation Transactions”).

The Formation Agreement provided for the organization of the Partnership, of which the Trust would be the sole general partner, initially holding a 13.6% interest, with the former partners in the Initial Hotels investing as limited partners, receiving a collective 86.4% interest, and for restructuring the Trust into an “umbrella partnership REIT”, or “UPREIT”.  The Partnership acquired substantial interests in six of the Initial Hotels.  The seventh hotel, located in Scottsdale, Arizona, was acquired directly by RRF Sub Corp., a then newly-formed Nevada corporation and wholly-owned subsidiary of the Trust.  RRF Sub Corp. subsequently contributed the Scottsdale, Arizona hotel to the Partnership in exchange for general partnership interests therein.  The Trust contributed $2,081,000 in cash to the Partnership to obtain its initial 13.6% sole general partner interest.

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

HOTEL ACQUISITIONS FOLLOWING THE FORMATION TRANSACTIONS

Following the Formation Transactions, the Partnership acquired four additional all-suite hotels.  First, effective as of February 1, 1998, the Partnership acquired the InnSuites Hotel Tucson St. Mary’s located in Tucson, Arizona.  The total consideration for the acquisition was $10,820,000 and was based upon an appraisal conducted by an independent third party.  Mr. Wirth and his wife indirectly owned the Tucson St. Mary’s hotel property.  Second, on April 29, 1998, the Partnership acquired the Lafayette Hotel Ramada Inn & Conference Center located in San Diego, California.  The Partnership paid $5,148,000 for this hotel property based on arms-length negotiations with the owners of that property.  Third, the Partnership acquired the InnSuites Hotel located in Buena Park, California, effective June 1, 1998.  The total consideration for the acquisition was $7,100,000 and was based upon an appraisal conducted by an independent third party. Mr. Wirth and Steven S. Robson indirectly owned the Buena Park hotel property.  Subsequent to this acquisition, Mr. Robson was elected as a Trustee of the Trust by the shareholders of the Trust.  Fourth, the Partnership acquired the Best Western Airport Inn located in Albuquerque, New Mexico, effective August 30, 2000.  The total consideration for the acquisition was $2,100,000 based on arms-length negotiations with the owners of that property. The Trust believes that the greatest opportunities for revenue growth and profitability will arise from the skillful management of the Trust’s eleven existing Hotels plus the skillful management and repositioning of current and future acquired hotel properties.  The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and cash flow available for distribution and to increase long-term total returns to shareholders.  The Trust seeks to achieve these objectives through (i) participation in increased revenues from the Hotels pursuant to the Percentage Leases by intensive management and marketing, and (ii) selective acquisitions and expansion of the InnSuites Hotels in the southwestern region of the United States.

ACQUISITION OF THE LESSEE BY THE TRUST

In December 2000, the Lessee and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the “RMA”). The RMA, among other things, permits the Trust to own the stock of a taxable REIT subsidiary (“TRS”) that may engage in businesses previously prohibited by the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties. Effective February 1, 2001, the Trust acquired all of the common and preferred equity stock of the Lessee for $11,531 in cash consideration and the assumption of approximately $1.6 million of net liabilities. The Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational, a wholly-owned affiliate of Mr. and Mrs. Wirth, and 67.2% by unrelated parties.

Following the acquisition, the Lessee elected to be treated as a TRS under the RMA. As a result, the management contracts relating to the Hotels between the Lessee and InnSuites Innternational were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with the New Management Company, which qualifies as an independent third party manager and operator of the Hotels under the RMA. In connection with the acquisition, the rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions and the employees of the Lessee became employees of the New Management Company. The acquisition of the Lessee by the Trust resulted in the following benefits: a more direct relationship between the Hotels and the Trust, the inclusion of Lessee revenues in excess of required rent payments in the Trust’s consolidated financial reports, the elimination of potential conflicts of interest and the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

As described above, each of the Hotels is leased to the Lessee under substantially identical Percentage Leases.  Following the Trust’s acquisition of the Lessee effective February 1, 2001, the Lessee contracted for certain property management and employment services with the New Management Company and continues to contract for certain trademark and licensing services with the Licensing Corp.  The New Management Company receives an annual management fee of 2.5% of gross revenues from the Lessee for its property management services.  The Licensing Corp. receives an annual licensing fee of 2.5% of gross revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western® or Holiday Inn®) from the Lessee for its trademark and licensing services.  Such fees were determined through arms-length negotiations between the Trust and each of the Lessee, the New Management Company and the Licensing Corp.  The Trust believes that such fees are commercially reasonable. As described above in “Introduction to Our Business,” however, payments of management fees to the New Management Company and payments of licensing fees to the License Corp. will be affected by restrictions contained in certain credit agreements.

Effective February 1, 2001, the Partnership, the Lessee and the New Management Company entered into an amended Intercompany Agreement whereby, subject to certain terms and conditions, the Partnership will grant the Lessee a right of first refusal to lease, and the New Management Company a right of first refusal to operate, any real property acquired by the Partnership.  In return, the Partnership will be granted a right of first refusal to pursue opportunities presented to the Lessee or the New Management Company to purchase investments in real estate, hotel properties, real estate mortgages, derivatives or entities that invest in the foregoing.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive.  Each of the Hotels experiences competition primarily from other mid-market hotels in its immediate vicinity, but also competes with other hotel properties in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors have substantially greater marketing and financial resources than the Trust and the Partnership.

A number of additional hotel property developments have been announced or have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of the Hotels in such competitive markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States.  The Trust has a concentration of assets in the metropolitan Phoenix and Tucson, Arizona markets.  In the Phoenix and Tucson, Arizona and Albuquerque, New Mexico markets, the supply of hotel rooms has been increasing faster than the rate of demand.  Supply rates also generally increased faster than demand rates in the Flagstaff and Yuma, Arizona markets.  The Buena Park, San Diego and Ontario, California markets continue to support balanced supply and demand.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been seasonal.  The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter.  The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels.  This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues.  The hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business.  To the extent that cash flows from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders.  No assurance can be given that the Trust will make distributions in the future.

FINANCIAL INFORMATION

See “Item 6 - Selected Financial Data” herein for information regarding the Trust’s revenues, net loss and total assets.

Item 2.    PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona.  At January 31, 2002, the Partnership owned, directly or indirectly, the eleven Hotels.  All of the Hotels are operated as InnSuites® Hotels, while five are also marketed as Best Western® Hotels and one is also marketed as a Holiday Inn® Hotel and Suites.  All of the Hotels are managed by the New Management Company and operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION
InnSuites Hotels Airport Inn Albuquerque Best Western	102	1975/1985	2000

InnSuites Hotels Phoenix Best Western	105	1980	2001

InnSuites Hotels Tempe/ Phoenix Airport/South Mountain	170	1982/1985	2001

InnSuites Hotels Tucson, Catalina Foothills Best Western	159	1981/1983	2001

InnSuites Hotels Yuma Best Western	166	1982/1984	2001

Holiday Inn Airport Hotel and Suites/Ontario (an InnSuites Hotel)	150	1990	2001

InnSuites Hotels Flagstaff/ Grand Canyon	116	1966/1972	2002

InnSuites Hotels Scottsdale/ El Dorado Park Resort	114	1980	2002

InnSuites Hotels Tucson St. Mary’s	279	1960/1971	1998

InnSuites Hotels San Diego	143	1946/1989	1998

InnSuites Hotels Buena Park Best Western	175	1972/1980	2001
Total suites	1,679

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - General” herein for a discussion of occupancy rates at the Hotels.

See “Item 8 - Financial Statements and Supplementary Data - Note 6” herein for a discussion of mortgages encumbering the Hotels.

Item 3.    LEGAL PROCEEDINGS

The Trust is not a party, nor are its properties subject to, any material litigation or environmental regulatory proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended January 31, 2002.

PART II

Item 5.    MARKET FOR THE TRUST’S SHARES AND RELATED SECURITY HOLDER MATTERS

The Trust’s Shares of Beneficial Interest are traded on the American Stock Exchange under the symbol “IHT”.  On  April 24, 2002, the Trust had 2,134,434 shares outstanding and 490 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the American Stock Exchange, as well as dividends declared thereon:

Fiscal Year 2002	High	Low	Dividends
First Quarter	2 9/16	2 1/16	—
Second Quarter	2 1/16	1 3/4	—
Third Quarter	2 1/16	1 1/2	—
Fourth Quarter	1 5/8	1.01

Fiscal Year 2001	High	Low	Dividends
First Quarter	2 3/8	2 1/16	.01
Second Quarter	2 1/2	1 3/4	.01
Third Quarter	2 3/8	2 1/16	.01
Fourth Quarter	2 3/8	1 7/16	.01

The Trust intends to maintain a conservative dividend policy to facilitate internal growth.  In fiscal year 2002, the Trust paid dividends of $0.01 per share in the fourth quarter.  In fiscal year 2001, the Trust paid dividends of $.01 per share in the first, second, third and fourth quarters.

The Partnership is restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003.  As a result, the Trust may not be able to pay dividends in excess of $0.01 per share during fiscal year 2003.

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data of the Trust as of and for the five fiscal years ended January 31, 2002, has been derived from the audited consolidated financial statements of the Trust.  The consolidated financial statements of the Trust as of and for the fiscal year ended January 31, 1998 were audited by Arthur Andersen LLP, independent public accountants.  The consolidated financial statements of the Trust as of and for each of the four fiscal years ended January 31, 2002 were audited by KPMG LLP, independent public accountants.  All of the data should be read in conjunction with the respective consolidated financial statements and related notes included herein.

	2002	2001	2000	1999	1998
Total revenue	$27,665,335	$9,738,455	$9,546,181	$9,909,758	$1,421,979

Net loss	$(3,539,402)	$(2,594,754)	$(951,811)	$(193,071)	$(573,509)

Loss per share-basic and diluted	$(1.66)	$(1.12)	$(.40)	$(.10)	$(.56)

Cash dividends paid and declared per share	$0.01	$0.04	$0.02	$0.10	$0.15

Total assets	$64,146,177	$63,905,561	$65,305,519	$67,804,770	$43,619,639

Notes and advances payable to banks, related parties, and others	$47,264,466	$44,525,300	$38,746,662	$36,924,834	$22,428,880

See “Item 1 - Business - Historical Operations and the Formation Transactions, - Hotel Acquisitions following the Formation Transactions, and - Acquisition of the Lessee by the Trust” herein for a discussion of the change in the nature of the business of the Trust over the course of the years presented above.  As a result, the information presented above is not comparative from year to year.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Trust’s consolidated financial statements and notes thereto.

The accounting policies that we believe are most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts if management is required to test the asset for recoverability of carrying value under Statement of Financial Accounting Standards No. 121. Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions.

The Trust is a real estate investment trust, which owns the sole general partner interest in the Partnership.  In order for the Trust to qualify as a REIT under prior provisions of the Code, neither the Trust nor the Partnership could operate the Hotels.  Therefore, each of the Hotels is leased to, and operated by, the Lessee pursuant to a Percentage Lease.  Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenue of each Hotel.  The Lessee also holds the franchise agreement for each Hotel.  Prior to February 1, 2001, the Lessee was owned 9.8% by InnSuites Innternational, an entity owned by Mr. Wirth and his wife.  Effective February 1, 2001, however, the Lessee became a wholly-owned subsidiary of the Trust.  See “Item 1 - Business - Acquisition of the Lessee by the Trust.”

The Trust’s principal source of cash flows is distributions from the Partnership.  Pursuant to restrictions contained in certain credit agreements, Partnership distributions to the Trust during fiscal year 2003 are limited to an amount equal to $0.01 per outstanding Share of Beneficial Interest.  Absent such restrictions, the Partnership’s ability to make distributions to the Trust are dependent upon lease payments from the Lessee pursuant to the Percentage Leases.  The Lessee’s ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels.  As a result of the Trust’s acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust.

At January 31, 2002, the Trust owned a 48.73% interest in the Hotels through its sole general partner’s interest in the Partnership.  This change in ownership resulted primarily from the following transactions:

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

As a result of the aforementioned transactions, the Trust increased its ownership interest in the Partnership from approximately 18% to approximately 42% as of April 2, 1999.  Other incremental, less material, transactions have contributed to the increase from 42% to the Trust’s 48.73% sole general partner’s interest in the Partnership at January 31, 2002.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Percentage Leases.  ADR increased slightly by $0.11 to $66.57 in fiscal year 2002 from $66.46 in fiscal 2001.  Occupancy decreased 3.74% to 59.49% in fiscal 2002 from 63.23% in fiscal year 2001 as a result a slowing economy and the impact of the terrorist attacks of September 11, 2001 on the travel and hospitality industries.  This resulted in a significant decrease in REVPAR of $2.40 to $39.62 in fiscal 2002 from $42.02 in fiscal 2001.

The following table shows certain historical financial and other information for the periods indicated.

	For the Year Ended January 31,
	2002	2001	2000
Occupancy	59.49%	63.23%	59.80%
Average Daily Rate (ADR)	$66.57	$66.46	$67.70
Revenue Per Available Room (REVPAR)	$39.62	$42.02	$40.46

No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the year ended January 31, 2002 compared to the year ended January 31, 2001.

As of February 1, 2001, the financial statements of the Lessee are consolidated with those of the Trust. Therefore, all significant intercompany transactions and balances have been eliminated including percentage rent revenue for the Trust and percentage rent expense for the Lessee.  See “Item 1 - Business - Acquisition of the Lessee by the Trust.”

Results of operations for the Trust for the fiscal year ended January 31, 2002 reflect a full-year of operations for the eleven Hotels.  Results of operations for the Trust for the fiscal year ended January 31, 2001 reflect a full-year of operations of ten of the Hotels as well as a partial-year of operations for the Best Western Airport Inn located in Albuquerque, New Mexico.

For the twelve months ended January 31, 2002, the Trust had total revenues of $27.7 million compared to $9.7 million for the twelve months ended January 31, 2001, an increase of $17.9 million.  This increase is due to the acquisition of the Lessee and the inclusion of its revenues in the results of the Trust for the twelve months ended January 31, 2002.  Total revenues on a pro forma basis were $28.9 million for the twelve months ended January 31, 2001.  The decrease of $1.2 million in fiscal 2002 from the pro forma fiscal 2001 was due to a slowing economy and the impact of the terrorist attacks of September 11, 2001 on the hospitality industry.  Total expenses of $32.0 million for the twelve months ended January 31, 2002 reflect an increase of $17.1 million compared to total expenses of $14.9 million for the twelve months ended January 31, 2001.  The increase is due to the acquisition of the Lessee and the inclusion of its expenses in the results of the Trust for the twelve months ended January 31, 2002.  Total expenses on a pro forma basis were $30.4 million and $34.3 million for the twelve months ended January 31, 2002 and 2001, respectively.  This decrease of $3.9 million is due primarily to the $3.2 million loss on impairment recorded in fiscal year 2001 and cost-cutting measures at the hotels.

Expenses incurred in acquiring Lessee for the year ended January 31, 2002 relate to the one-time assumption of net liabilities of the Lessee that were associated with acquiring the Lessee.  Comparable costs were not incurred in fiscal year 2001.

Loss on impairment of hotel property was $3.2 million for the twelve months ended January 31, 2001. This loss resulted from the write-down for an impairment of the Scottsdale hotel property. The performance of the Scottsdale hotel property during that period indicated that the hotel asset significantly decreased in value, which then required management to test the asset for recoverability of book value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  Using management’s best estimate of undiscounted future cash flows from the hotel, the hotel asset’s book value was determined not to be recoverable. The hotel asset, including land, buildings and improvements, and furniture, fixtures and equipment, was written down by $3.2 million to the hotel’s market value and new basis of $3.7 million. The amount of impairment allocated to Shares of Beneficial Interest was $1.5 million and the amount allocated to minority interest was $1.7 million. No such loss was recorded for the twelve months ended January 31, 2002.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2002 and 2001, these expenses increased $1.8 million to $5.4 million in fiscal 2002 from $3.6 million in fiscal 2001.  This 49.1% increase was primarily due to the incurrence of expenses associated with the acquisition of the Lessee and the inclusion of the expenses of the Lessee in the results of the Trust. General and administrative expenses on a pro forma basis were $5.7 million in fiscal 2001.  The decrease of $300,000 in fiscal year 2002 from the pro forma fiscal year 2001 was due primarily to reduced licensing fees charged to the hotels and the centralization of accounting functions during fiscal year 2002.

Total operating expenses for the twelve months ended January 31, 2002 were $23.4 million, an increase of $16.6 million from $6.8 million in the twelve months ended January 31, 2001.  The increase was primarily due to the incurrence of expenses associated with the acquisition of the Lessee and the inclusion of the expenses of the Lessee in the results of the Trust.  On a pro forma basis, operating expenses were $21.8 million and $26.0 million in fiscal years 2002 and 2001, respectively.  The decrease of $4.2 million in fiscal year 2002 is due primarily to the loss on impairment of asset in the amount of $3.2 million recognized in fiscal year 2001 and cost-cutting measures at the hotels during fiscal year 2002.

Total interest expense for the twelve months ended January 31, 2002 was consistent with the prior year at $3.8 million.  Interest on mortgage notes payable increased $516,000, or 21.9%, to $2.9 million from $2.4 million due to the refinancing of the Ontario, California property, the incurrence of the new mortgage on the Tucson (Oracle), Arizona property, and a full year of mortgage interest on the Albuquerque, New Mexico property.  Interest on notes payable to banks decreased by 66.4%, or $758,000, to $384,000 from $1.1 million due to the replacement of the Trust’s $12 million Credit Facility with mortgages on certain of the Hotels.  Interest on notes payable to related parties increased 99.3%, or $266,000, to $533,000 from $267,000 due to an increase in net borrowings from Mr. Wirth and his affiliates in the amount of $1.3 million.

Real estate and personal property taxes, insurance and ground rent increased $307,000, or 21.2%, to $1.8 million from $1.5 million in comparing the twelve months ended January 31, 2002 and 2001, respectively.  Real estate and personal property taxes and property insurance increased due to the inclusion of the Lessee’s insurance expense in the results of the Trust in fiscal year 2002, the acquisition of the Albuquerque hotel during fiscal 2001, increased insurance premiums, and increased property tax assessments.  Real estate and personal property taxes, insurance and ground rent on a pro forma basis were $1.6 million for the twelve months ended January 31, 2001.

Hotel property depreciation for the twelve months ended January 31, 2002 compared to 2001 increased approximately $216,000, or 7.7%, to $3.1 million from $2.8 million, respectively.  The increase resulted primarily from a full year of depreciation on the Albuquerque property, an increase in capitalized refurbishment costs of approximately $2.4 million in the current fiscal year, as well as a full year of depreciation on assets capitalized last year, partially offset by the suspension of depreciation on the Hotels which were held for sale beginning in the third quarter of fiscal year 2002.

The Trust recognized extraordinary items of $322,000 for the twelve months ended January 31, 2002 related to the extinguishments of debt.  This amount was a  $577,000 prepayment penalty related to the refinancing of the Ontario property, partially offset by a $255,000 gain on the refinancing of the previous mortgage note secured by the Tucson St. Mary’s property.

The Trust had a loss before minority interest of $4.7 million for the twelve months ended January 31, 2002, compared to a loss before minority interest of $5.1 million in the prior year.  After deducting the loss allocated to the minority interest of $1.2 million, the Trust had a net loss attributable to Shares of Beneficial Interest of approximately $3.5 million.  This represented an increase in net loss of $945,000 attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2002 and 2001 which was primarily due to the incurrence of expenses associated with the acquisition of the Lessee and the inclusion of the expenses of the Lessee in the results of the Trust.   Basic and diluted net loss per share was $1.66 for the twelve months ended January 31, 2002 compared to $1.12 for 2001. For the twelve months ended January 31, 2002, the Trust recorded a net loss from extraordinary items of $322,000, of which approximately $156,000 is attributable to Shares of Beneficial Interest. Comparing the twelve months ended January 31, 2002 and 2001 on a pro forma basis, the Trust had a net loss before extraordinary items of $1,775,000, or $0.83 per basic and diluted share, for 2002 compared to a net loss of $2,870,000, or $1.24 per basic and diluted share, for 2001.

Results of Operations of the Trust for the year ended January 31, 2001 compared to the year ended January 31, 2000.

Results of operations for the Trust for the fiscal year ended January 31, 2001 reflect a full-year of operations of ten Hotels as well as a partial-year of operations for the Best Western Airport Inn located in Albuquerque, New Mexico and for the fiscal year ended January 31, 2000 reflect a full-year of operations of ten of the Hotels. For the twelve months ended January 31, 2001, the Trust had total revenues of $9.7 million compared to $9.5 million for the twelve months ended January 31, 2000, an increase of approximately $192,000, or 2.0%, due primarily to additional revenue of $144,000 generated by the newly acquired Albuquerque hotel.  Total expenses of $14.9 million for the twelve months ended January 31, 2001 increased $3.3 million compared to total expenses of $11.6 million for the twelve months ended January 31, 2000.  The increase in total expenses included the write-down for an impairment of the Scottsdale hotel property of $3.2 million.  The remaining $118,000 increase in total expenses was primarily due to the addition of operating expenses attributable to the newly acquired Albuquerque hotel.

Loss on impairment of hotel property was $3.2 million for the twelve months ended January 31, 2001. This loss resulted from the write-down for an impairment of a hotel asset of $3.2 million. Recent performance of the Scottsdale hotel property indicated that the hotel asset may have significantly decreased in value, which then required management to test the asset for recoverability of its book value under SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Using management’s best estimate of undiscounted future cash flows from the hotel, the hotel asset’s book value was determined not to be recoverable. The hotel asset, including land, buildings and improvements, and fixtures, furniture and equipment, was written down by $3.2 million to the hotel’s market value and new basis of $3.7 million. The amount of impairment allocated to Shares of Beneficial Interest was $1.5 million and the amount allocated to minority interest was $1.7 million.

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

Total interest expense increased by $429,000, or 12.8%, to $3.8 million from $3.3 million in comparing the twelve months ended January 31, 2001 and January 31, 2000, respectively.  Interest on mortgage notes payable increased $205,000, or 9.5%, to $2.4 million from $2.2 million due to increased mortgage debt related to the refinancing of the San Diego property and the acquisition of the Albuquerque hotel during fiscal 2001.  Interest on notes payable to banks increased by 16.9%, or $165,000, to $1.1 million from $977,000 due to increased interest on the Trust’s $12 million Credit Facility, which bore a variable interest rate.  Interest on notes payable to related parties increased 25.1%, or $54,000, to $267,000 from $214,000 due to the additional loans made by Mr. Wirth.

Real estate and personal property taxes, insurance and ground rent increased $29,000, or 2.1%, to $1.5 million from $1.4 million in comparing the twelve months ended January 31, 2001 and 2000, respectively.  Real estate and personal property taxes and property insurance increased primarily due to the acquisition of the Albuquerque hotel during fiscal 2001.

Real estate depreciation for the twelve months ended January 31, 2001 compared to 2000 increased approximately $294,000, or 11.6%, to $2.8 million from $2.5 million, respectively.  Of the $294,000 increase, approximately $54,000 related to the Trust’s acquisition of the Albuquerque hotel.  The remaining $240,000 resulted primarily from an increase in capitalized refurbishment costs in the fiscal year ended January 31, 2001, as well as a full year of depreciation on assets capitalized that year.

The Trust had a loss before minority interest of $5.1 million for the twelve months ended January 31, 2001, a $3.1 million increased loss from the loss of $2.0 million in the prior year.  After deducting the loss allocated to the minority interest of $2.5 million, the Trust had a net loss attributable to Shares of Beneficial Interest of approximately $2.6 million.  This represented an increase in net loss of $1.6 million attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2001 and 2000.  The results for the fiscal year ended January 31, 2001 included the recognition of a provision for uncollectible receivables of $2.4 million and no comparable expense was recognized in the fiscal year ended January 31, 2000.  Basic and diluted net loss per share was $1.12 for the twelve months ended January 31, 2001 compared to $0.40 for 2000.

Results of Operations of the Lessee for the year ended January 31, 2001 compared to the year ended January 31, 2000.

The results of operations of the Lessee for the year ended January 31, 2002 are consolidated with the “Results of Operations of the Trust” above. Effective February 1, 2001, the beginning of the Trust’s fiscal year 2002, the Lessee became a wholly-owned subsidiary of the Trust.  See “Item 1 - Business - Acquisition of the Lessee by the Trust.”

Results of operations for the Lessee for the fiscal year ended January 31, 2001 reflect a full-year of operations of ten of the Hotels as well as a partial-year of operations for the Best Western Airport Inn located in Albuquerque, New Mexico.  Results of operations for the fiscal year ended January 31, 2000 reflect a full-year of operations of ten of the Hotels.

Total revenues for the Lessee increased 3.2%, or $904,000, to $28.9 million from $28.0 million for the twelve months ended January 31, 2001 and 2000, respectively.  Room revenues increased 3.7%, or $932,000, to $26.1 million from $25.1 million due to the addition of the Albuquerque hotel, which contributed revenues of $548,000, and to an overall increase in occupancy.  Food and beverage revenues of $1.7 million were consistent with the prior year.  Telecommunications revenues of $336,000 were also consistent with the prior year.  Other revenue of $734,000 was consistent with the prior year.

Total expenses increased 4.9%, or $1.5 million, to $31.5 million from $30.1 million for the twelve months ended January 31, 2001 compared to the twelve months ended January 31, 2000, respectively.

Guest room expense increased by 6.4%, or $429,000, to $7.1 million from $6.7 million for the twelve months ended January 31, 2001 and 2000, respectively, primarily due to the addition of the Albuquerque hotel, which accounted for $193,000 of the increase, and increased occupancy.

Telecommunications expenses, which were primarily long-distance service charges and high speed data communication services, increased by 14.9%, or $58,000, to $448,00 from $390,000 due to upgrading voice and data communications lines in fiscal year 2001.

General and administrative expenses increased by 16.5%, or $643,000, to $4.6 million from $3.9 million for the twelve months ended January 31, 2001 compared to the twelve months ended January 31, 2000, respectively.  The increase is primarily due to the addition of the Albuquerque hotel and increased salary and benefits paid to key hotel employees.

Repairs and maintenance expenses decreased 10.5%, or $209,000, to $1.8 million from $2.0 million for the twelve months ended January 31, 2001 compared with the twelve months ended January 31, 2000, respectively.  The decrease is primarily due to an intensified capital improvement program.

Hospitality expenses increased 6.5%, or $101,000, to $1.6 million from $1.5 million for the twelve months ended January 31, 2001 compared with the twelve months ended January 31, 2000, respectively, primarily due to the addition of the Albuquerque hotel and increased occupancy.

Percentage rent increased 1.9%, or $183,000, to $9.7 million from $9.5 million for the twelve months ended January 31, 2001 compared with the twelve months ended January 31, 2000, respectively, primarily due to the addition of the Albuquerque hotel.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership and, effective February 1, 2001, the Lessee, the Trust has its proportionate share of the benefits and obligations of the Partnership’s ownership interests and the Lessee’s operational interests in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flow.  The Partnership’s principal source of revenue is rent payments under the Percentage Leases.  The Lessee’s obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations.  Additionally, pursuant to restrictions contained in certain credit agreements, Partnership distributions to the Trust during fiscal year 2003 are limited to an amount equal to $0.01 per outstanding Share of Beneficial Interest.

As a result of the Trust’s acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust.  See “Item 1 - Business - Acquisition of the Lessee by the Trust” above.  For the twelve months ended January 31, 2001 and 2000, the Trust recorded provisions of approximately $2.4 million and $1.9 million, respectively, for uncollectible receivables as a component of general and operating expenses.  These charges reflect the Trust’s assessment of the collectibility of its receivables, which primarily consisted of rent receivable from the Lessee, based on an evaluation of the Lessee’s estimated future cash flows.

As of January 31, 2002, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements set aside annually, as described below.

The Trust intends to acquire and develop additional hotels and expects to incur indebtedness to fund those acquisitions and developments.  The Trust may also incur indebtedness to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Trust’s investments are insufficient to make the required distributions.

On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the $12 million Credit Facility obtained by the Trust on April 16, 1998 from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a term loan in the amount $1,825,000 secured by the Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property. The Trust used $2.3 million of the proceeds to settle the remaining balance of the Credit Facility. The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit matures on June 1, 2003.  Both loans bear interest at the prime rate plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.5 to 1.0 and the Lessee to maintain a gross operating profit of 80% of the annual projections provided to the lender. As of January 31, 2002, the Trust had drawn $1,500,000 on the new line of credit. As of January 31, 2002, the Trust was not in compliance with the covenant on the line of credit and term loan requiring the Trust to maintain a debt coverage ratio of not less than 1.5 to 1.0.  The Trust has received a wavier for the period ended January 31, 2002 and the lender has amended the debt coverage ratio to 1.35 to 1.0 effective for fiscal year 2003.  Management believes that the Trust will be able to comply with the amended debt coverage ratio during fiscal year 2003.  In addition, management fee payments to the New Management Company and licensing fee payments to the License Corp. will be suspended for a period of five months beginning May 1, 2002 and may resume after September 30, 2002 pending future compliance with the amended debt coverage ratio, the Partnership is restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003, and the Trust has committed to not spend more than $1.4 million on capital expenditures during fiscal year 2003.  See “Item 1 - Business - Introduction to Our Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - General and - Liquidity and Capital Resources” for a discussion of such restrictions.

On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary’s property matured. The outstanding principal balance was $3,762,839. Bank One extended the loan, waiving principal and interest payments until December 31, 2001, provided the Trust pay $3.6 million to settle the loan in full on or before December 31, 2001. On December 28, 2001, the Trust refinanced its Tucson St. Mary’s property and used $3.6 million of the proceeds to fully satisfy the Bank One mortgage note, which resulted in an extraordinary gain of $255,000. The new mortgage note in the amount of $3.6 million bears interest at the prime rate plus 1.0% and matures on February 1, 2005.  The mortgage agreement requires the Trust to maintain a debt coverage ratio of not less than 1.5 to 1.0.  As of January 31, 2002, the Trust was not in compliance with the debt coverage covenant on this new loan.  The Trust has received a wavier of such noncompliance for the period ended January 31, 2002.  Management believes that the Trust will be able to comply with the debt coverage ratio during fiscal year 2003.

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

In August 2001, the Trust listed its Scottsdale and Flagstaff properties for sale. Since the market value of these properties exceeds the carrying value, the Trust does not expect to incur losses if these properties are sold. The Trust may or may not be successful in selling these properties in the listing period.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”), from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee’s revenues from operation of the Hotels.  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time.  The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop.  During the twelve months ended January 31, 2002 and 2001, the Hotels spent approximately $2.4 million and $2.2 million, respectively, for capital expenditures.  The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  Pursuant to restrictions contained in certain credit agreements, however, the Partnership may not spend more than $1.4 million on capital expenditures during fiscal year 2003.  The Lessee also spent approximately $1.8 million during both fiscal years 2002 and 2001 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2001, the Trust had commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property. The Trust committed an additional $114,000 for the refurbishment of its Buena Park property to satisfy the conditions of the newly acquired Best Western franchise for that property and committed $415,000 over the 4% reserved for the Ontario property for new furnishings and refurbishment, which was a condition of the Ontario refinance set by the franchisor. At closing of the Ontario refinancing, these funds were escrowed from the proceeds received by the Trust. As of January 31, 2002, these commitments have been substantially satisfied.  In addition, the Trust expects to spend $1.25 million for capital expenditures during fiscal year 2003.

Management believes that cash on hand, future cash receipts from operations, potential sales of certain hotel properties held for sale and borrowings from affiliates in fiscal year 2003 will be sufficient to meet the Trust’s expansion plans and to pay all obligations as they become due for the next twelve months.  The Trust’s projection of future cash receipts includes certain revenue increases and cost cutting measures.

The Trust has been adversely affected in the aftermath of the terrorist attacks of September 11, 2001 (the “September 11 Events”). Since the September 11 Events, the Hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium- or long-term range, or the potential impact on the Trust’s results of operations, financial condition or cash flows. However, as a result of the significant short-term declines in occupancy, the Trust has taken steps to reduce costs. The Trust has undertaken a comprehensive analysis of its cost structure including, among other things, facilities related costs. Furthermore, the Trust has evaluated hotel financial performance subsequent to the September 11 Events and its impact on the Trust’s investments and contingent obligations. The Trust has reviewed potential impairments to investments in hotel management contracts, receivables or other investments due to declines in hotel profitability and reduced management and franchise fees.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at January 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1 – 5 YEARS	THEREAFTER
Mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties	$47,264,466	9,588,600	19,789,064	17,886,802

Operating leases	7,232,800	186,400	745,600	6,300,800

TOTAL	$54,497,266	9,775,000	20,534,664	24,187,602

ACCOUNTING MATTERS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business,  and  Extraordinary,  Unusual  and  Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in Opinion 30).  Statement 144 retains the fundamental provisions of Statement 121 regarding the recognition and measurement of impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 regarding the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity  (rather than a segment of a business).  Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”).

The Trust is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 30, 2002.  Management does not expect the adoption of Statement 144 to have a material impact on the Trust’s consolidated financial statements at the date of adoption because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 regarding assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.  Therefore, management cannot determine the potential future effects that adoption of Statement 144 will have on the Trust’s consolidated financial statements.

In June 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”) and Statement 142.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that the estimated residual values of intangible assets with definite useful lives be amortized over their respective estimated useful lives, and be reviewed for impairment.

The Trust was required to adopt the provisions of Statement 141 immediately after its issuance and was required to adopt Statement 142 effective February 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized in accordance with the appropriate pre-Statement 142 accounting literature.

Statement 141 would require, upon adoption of Statement 142, that the Trust evaluate any existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.  Upon adoption of Statement 142, the Trust would be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Trust would be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period.  Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As of January 31, 2002, the Trust has no recorded intangible assets or goodwill arising from a purchase business combination.

Management does not expect the adoption of Statements 141 and 142 to have a material impact on the Trust’s consolidated financial statements.

INFLATION

The Trust’s revenue is based on the underlying Hotel revenue. Therefore, the Trust relies entirely on the performance of the Hotels and the Lessee’s ability to increase revenue to keep pace with inflation. Operators of hotels in general, and the Lessee in particular, can change room rates quickly, but competitive pressures may limit the Lessee’s ability to raise rates faster than inflation.

SEASONALITY

The Hotels’ operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenue. The hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business. To the extent that cash flow from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or meet operating needs. No assurance can be given that the Trust will make distributions in the future.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. Those forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s continued qualification as a REIT; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect the Trust’s current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to: fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the Lessee in response to market rental rate changes or otherwise; interest rate fluctuations; changes in federal income tax laws and regulations; competition; any changes in the Trust’s financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; terrorist attacks or other acts of war; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Trust operates or will operate. The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-K relating to the operations of the Partnership.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties.  The proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust’s real estate investment portfolio and operations.  The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  The Trust could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument.  To date, the Trust has not entered into any such derivative transactions.

The Trust’s interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average interest rates, fair value and other terms required, by year of expected maturity, in order to evaluate the expected cash flows and sensitivity to interest rate changes.

	Fiscal
Debt Type	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed rate debt(1)	$7,522,567	1,415,062	6,626,958	2,545,745	1,083,204	17,886,802	37,116,338	29,286,747
Average interest rate	8.13%	8.36%	8.37%	8.38%	8.36%	8.35%	8.32%	8.00%
Variable rate debt(1)	$2,066,033	1,746,390	3,231,245	3,104,460	—	—	10,148,128	10,575,916
Interest rate available on January 31, 2002	6.07%	6.14%	6.23%	5.75%	—	—	6.05%	6.07%

(1)   The fair value of fixed rate debt and variable rate debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

(2)   Notes and advances payable to related parties were excluded from the fair value total because it is not practical to estimate the fair value of those borrowings due the uncertainty regarding timing of repayments.

The table incorporates only those exposures that exist as of January 31, 2002 and does not consider those exposures or positions which would arise after that date.  Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value.  As a result, the Trust’s interest rate fluctuations will depend on the exposures that arise during the period and future interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

Independent Auditors’ Report;

Consolidated Balance Sheets - January 31, 2002 and 2001;

Consolidated Statements of Operations - Years Ended January 31, 2002, 2001 and 2000;

Consolidated Statements of Shareholders’ Equity - Years Ended January 31, 2002, 2001 and 2000;

Consolidated Statements of Cash Flows - Years Ended January 31, 2002, 2001 and 2000; and

Notes to the Consolidated Financial Statements - January 31, 2002, 2001 and 2000.

The following financial statement schedule of InnSuites Hospitality Trust is included in Item 14(a)1:

Schedule III - Real Estate and Accumulated Depreciation.

All other schedules are omitted, as the information is not required or is otherwise furnished.

INNSUITES HOTELS, INC.

LIST OF FINANCIAL STATEMENTS

The following financial statements of InnSuites Hotels, Inc. are included in Item 8:

Independent Auditors’ Report;

Balance Sheet - January 31, 2001;

Statements of Operations - Years Ended January 31, 2001 and 2000;

Statements of Shareholders’ Deficit - Years Ended January 31, 2001 and 2000;

Statements of Cash Flows - Years Ended January 31, 2001 and 2000; and

Notes to the Financial Statements - January 31, 2001 and 2000.

All schedules are omitted, as the information is not required or is otherwise furnished. As of February 1, 2001, the financial statements of  InnSuites Hotels, Inc., the Lessee, are consolidated with those of the Trust, when the Lessee became a wholly-owned subsidiary of the Trust.   See “Item 1 - Business - Acquisition of the Lessee by the Trust.”

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Trustees

InnSuites Hospitality Trust:

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (an Ohio real estate investment trust) and subsidiaries (the “Trust”) as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2002.  In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Phoenix, Arizona
April 30, 2002

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2002	2001
ASSETS
Hotel Properties, Net	$55,626,720	$62,591,376
Hotel Properties Held for Sale	6,229,233	—
Cash and Cash Equivalents	426,264	415,390
Rent Receivable from Affiliate, net of Allowance for Doubtful Accounts of $0 and $5,251,861, respectively	—	—
Accounts Receivable, net of Allowance for Doubtful Accounts of $19,285 and $0, respectively	965,875	—
Prepaid Expenses and Other Assets	898,085	898,795
TOTAL ASSETS	$64,146,177	$63,905,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Mortgage Notes Payable	$35,202,069	$25,628,572
Notes Payable to Banks	3,325,000	11,300,000
Notes and Advances Payable to Related Parties	8,666,360	7,471,707
Other Notes Payable	71,037	125,021
Accounts Payable and Accrued Expenses	3,626,103	1,251,237
TOTAL LIABILITIES	50,890,569	45,776,537

MINORITY INTEREST IN PARTNERSHIP	11,728,792	13,091,117

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, without par value; unlimited authorization; 2,136,334 and 2,126,484 shares issued and outstanding at January 31, 2002 and 2001, respectively	3,101,878	6,532,348
Treasury Stock; 700,393 and 651,243 shares, respectively	(1,575,062)	(1,494,441)

TOTAL SHAREHOLDERS’ EQUITY	1,526,816	5,037,907

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,146,177	$63,905,561

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
	2002	2001	2000
REVENUE
Room	$24,790,737	$—	$—
Food and Beverage	1,594,333	—	—
Telecommunications	256,172	—	—
Rent Revenue from Affiliate	—	9,699,418	9,503,041
Interest and Other	1,024,093	39,037	43,140
TOTAL REVENUE	27,665,335	9,738,455	9,546,181
OPERATING EXPENSES
Room	6,855,613	—	—
Food and Beverage	1,485,266	—	—
Telecommunications	359,775	—	—
General and Administrative	5,356,351	3,593,596	4,247,063
Sales and Marketing	2,148,347	—	—
Repairs and Maintenance	1,791,248	—	—
Hospitality	1,360,039	—	—
Utilities	1,972,060	—	—
Other	496,334	—	—
Expenses Incurred in Acquiring Lessee	1,608,482	—	—
Loss on Impairment of Hotel Property	—	3,210,648	—
TOTAL OPERATING EXPENSES	23,433,515	6,804,244	4,247,063
INCOME BEFORE FIXED CHARGES	4,231,820	2,934,211	5,299,118
FIXED CHARGES
Hotel Property Depreciation	3,056,489	2,840,819	2,546,381
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,757,991	1,450,921	1,421,646
Interest on Mortgage Notes Payable	2,870,393	2,354,685	2,150,144
Interest on Notes Payable to Banks	383,846	1,141,861	976,861
Interest on Notes Payable and Advances Payable to Related Parties	532,609	267,252	213,563
Interest on Other Notes Payable	7,373	5,492	—
TOTAL FIXED CHARGES	8,608,701	8,061,030	7,308,595
LOSS BEFORE EXTRAORDINARY ITEMS AND MINORITY INTEREST	(4,376,881)	(5,126,819)	(2,009,477)
EXTRAORDINARY ITEMS
Loss on Early Extinguishment of Debt, net	(322,153)	—	—
LOSS BEFORE MINORITY INTEREST	(4,699,034)	(5,126,819)	(2,009,477)
LESS MINORITY INTEREST	(1,159,632)	(2,532,065)	(1,057,666)
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(3,539,402)	$(2,594,754)	$(951,811)
LOSS PER SHARE – Basic and Diluted
Loss before Extraordinary Items	$(1.59)	$(1.12)	$(0.40)
Extraordinary Items	(0.07)	–	–
NET LOSS	$(1.66)	$(1.12)	$(0.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	$2,137,203	$2,316,972	$2,376,770
CASH DIVIDENDS PER SHARE	$.01	$.04	$.02

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

BALANCE, JANUARY 31, 1999	$7,580,035
Stock Compensation	57,400
Net Loss	(951,811)
Dividends	(52,889)
Purchase of Treasury Stock	(461,754)
Reallocation of Minority Interest	2,460,285

BALANCE, JANUARY 31, 2000	8,631,266
Stock Compensation	52,516
Net Loss	(2,594,754)
Dividends	(97,703)
Purchase of Treasury Stock	(1,032,687)
Reallocation of Minority Interest	79,269

BALANCE, JANUARY 31, 2001	5,037,907
Stock Compensation	26,258
Net Loss	(3,539,402)
Dividends	(21,479)
Purchase of Treasury Stock	(80,621)
Reallocation of Minority Interest	104,153

BALANCE, JANUARY 31, 2002	$1,526,816

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest	$(3,539,402)	(2,594,754)	(951,811)
Adjustments to Reconcile Net Loss Attributable to Shares of Beneficial Interest to Net Cash (Used in) Provided by Operating Activities:
Stock Compensation Expense	26,258	52,516	57,400
Expenses Incurred in Acquiring Lessee	1,608,482	—	—
Impairment of Hotel Property	—	3,210,648	—
Provision for Uncollectible Rent Receivable from Affiliate	—	2,406,129	1,945,732
Minority Interest	(1,159,632)	(2,532,065)	(1,057,666)
Hotel Property Depreciation	3,056,489	2,840,819	2,546,381
Loss on Disposal of Hotel Property	45,866	—	—
Amortization of Deferred Loan Fees	54,690	117,440	53,937
Changes in Assets and Liabilities (Net of Effect of Acquisition of Lessee) :
Increase in Rent Receivable from Affiliate	—	(2,406,129)	(1,157,553)
(Increase) Decrease in Prepaid Expenses and Other Assets	(462,593)	(398,172)	414,469
Decrease in Accounts Receivable	207,846	—	—
Increase (Decrease) in Accounts Payable and Accrued Expenses	(72,487)	113,069	(1,050,540)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(234,483)	809,501	800,349

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Lessee	(11,531)	—	—
Cash Acquired from Lessee	85,294
Improvements and Additions to Hotel Properties	(2,366,932)	(2,164,744)	(1,516,543)
Acquisition of Hotel	—	(525,000)	—
Gain on Disposal of Furniture, Fixtures and Equipment	—	80,685	—
Proceeds from Sale of Land	—	20,564	—

NET CASH USED IN INVESTING ACTIVITIES	(2,293,169)	(2,588,495)	(1,516,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Mortgage Notes Payable	(1,184,779)	(698,090)	(4,159,391)
Refinancing of Mortgage Notes Payable	5,658,276	500,000	—
Borrowings on Mortgage Notes Payable	5,100,000	—	5,250,000
Payments on Notes Payable to Banks	(11,300,000)	—	—
Borrowings on Notes Payable to Banks	3,325,000	—	—
Repurchase of Partnership Units	(30,060)	(876,665)	(538,847)
Repurchase of Treasury Stock	(80,621)	(1,032,687)	(461,754)
Payment of Dividends	(21,479)	(97,703)	(52,889)
Other Distributions to Minority Interest Holders	(68,480)	(210,308)	(264,969)
Payments on Notes and Advances Payable to Related Parties	(1,737,847)	(2,583,743)	—
Borrowings on Notes and Advances Payable to Related Parties	2,932,500	7,085,450	956,218
Borrowings on Other Notes Payable	25,838	172,844	—
Payments on Other Notes Payable	(79,822)	(272,823)	(225,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,538,526	1,986,275	503,368

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,874	207,281	(212,826)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	415,390	208,109	420,935

CASH AND CASH EQUIVALENTS AT END OF YEAR	$426,264	415,390	208,109

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is a real estate investment trust (“REIT”) that owns, directly or indirectly, eleven hotels with an aggregate of 1,679 suites in Arizona, southern California and New Mexico.  The hotels operate as InnSuites Hotels.

Until January 31, 1998, the Trust, formerly known as Realty ReFund Trust, specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi-unit residential real property by supplementing or replacing existing financing.  The primary refinancing technique that the Trust employed was wrap-around mortgage lending.

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the “Partnership”), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership capital to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 Shares of Beneficial Interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. which owned a hotel located in Scottsdale, Arizona (“InnSuites Hotels Scottsdale”). These seven hotels are collectively referred to as the “Initial Hotels.” The Initial Hotels, together with subsequent hotel acquisitions, are referred to herein as the “Hotels.” The Hotels are leased to InnSuites Hotels, Inc., formerly known as Realty Hotel Lessee Corp. (the “Lessee”), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent (“Base Rent”) or a percentage rent based on the gross revenue of each Hotel. The Lessee holds the franchise agreement for each Hotel. As of February 1, 2001, the Trust acquired 100% ownership interest of the Lessee, which was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust (“Wirth”) and his spouse, and 67.2% by unrelated third parties.

The Trust’s general partnership interest in the Partnership was 48.73% and 48.17% on January 31, 2002 and 2001, respectively, and the weighted average for the twelve months ended January 31, 2002, 2001, and 2000 was 48.45%, 46.57%, and 39.4%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT.  As of January 31, 2002, 1,547,305 Class A limited partnership units were issued and outstanding.  Additionally, 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,773,669 Shares of Beneficial Interest of the Trust.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

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

The accounting policies that we believe most critical and involve the most subjective judgments include our estimates and assumptions of future revenue  and expenditures used to project cash flows. Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts if management is required to test the asset for recoverability of carrying value under Statement of Financial Accounting Standards (“SFAS”) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”). Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions.

HOTEL PROPERTIES

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 15 years for furniture and equipment.

The Trust applies SFAS No. 121 in accounting for its hotel properties. The Trust plans to adopt SFAS No. 144, which supersedes both SFAS No. 121 and APB Opinion No. 30, for the quarter beginning February 1, 2002.

During fiscal 2001, underperformance of the Scottsdale hotel property indicated that the hotel asset significantly decreased in value, which then required management to test the asset for recoverability of carrying value under SFAS No. 121. Using management’s best estimate of undiscounted future cash flows from the hotel, the hotel asset’s book value was determined not to be recoverable. The hotel asset, including land, buildings and improvements, and fixtures, furniture and equipment were written down by approximately $3.2 million to the hotel’s estimated fair value of $3.7 million.

HOTEL PROPERTIES HELD FOR SALE

Hotel properties held for sale are carried at the lower of cost or estimated fair value less costs to sell.  In addition, upon reclassification of a hotel property to held for sale, the Trust ceases depreciation of the property and recognizes any reduction in the value of the property through recording an impairment loss in the period of reclassification.  Depreciation expense that would have been taken for the twelve months ended January 31, 2002 was approximately $160,000.  The Trust does not anticipate a loss on the ultimate sale of these properties.

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short–term investments with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

Room, food and beverage, and telecommunications revenue are recognized as earned as services are provided and items are sold. Ongoing credit evaluations are performed and an allowance for doubtful accounts is provided, if needed, against the portion of accounts receivable which is estimated to be uncollectible.

ALLOWANCE FOR UNCOLLECTIBLE RENT RECEIVABLES FROM AFFILIATE

For fiscal years 2001 and 2000, financial instruments, which potentially subjected the Trust to credit risk, consisted of rent receivable from the Lessee.  The Trust periodically assessed the collectibility of these receivables based on its evaluation of the Lessee’s estimated future cash flows available for payment.  As a result, for the fiscal years 2001 and 2000, the Trust recorded a provision of approximately $2.4 million and $1.9 million, respectively, for uncollectible receivables which are reflected in the accompanying consolidated statements of operations as a component of general and administrative expenses.

DIVIDENDS AND DISTRIBUTIONS

The Trust expects to pay dividends that are largely dependent upon the receipt of distributions from the Partnership.

STOCK-BASED COMPENSATION

The Trust accounts for its stock option plan in accordance with the provisions of SFAS No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”), which permits entities to recognize as expense over the vesting period, the fair value of all stock based awards on the date of grant.  Alternatively, SFAS No. 123 also allows entities to apply the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees and Related Operations” (“APB No. 25”) and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.  The Trust has elected to apply the provisions of APB No. 25.

INCOME TAXES

The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”).  To qualify as a REIT, the Trust must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders.  It is management’s current intentions to adhere to these requirements and maintain the Trust’s REIT status.  As a REIT, the Trust generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders.  If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Effective February 1, 2002, the Lessee became a wholly-owned taxable REIT subsidiary (“TRS”) of the Trust and as such is required to pay income taxes at the applicable rates.  For the year ended January 31, 2002, the Lessee did not record any income tax provision since the Lessee incurred a net loss during that fiscal year, and recorded a deferred tax asset that was offset by a 100% valuation allowance.

MINORITY INTEREST

The Trust accounts for minority interest in accordance with EITF Issue No. 94-2 “Treatment of Minority Interests in Certain Real Estate Investments” and EITF Issue No. 95-7 “Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts.”

Minority interest in the Partnership represents the limited partners’ proportionate share of the capital and earnings of the Partnership.  Income or loss is allocated to the minority interest based on the weighted average limited partnership percentage ownership throughout the period and capital is allocated based on the ownership percentage at year-end.  Any difference is recorded as a reallocation of minority interest as a component of shareholders’ equity.

EARNINGS PER SHARE

Basic and diluted earnings per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the twelve months ended January 31, 2002, 2001 and 2000, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,810,436, 7,062,778, and 7,604,166 for fiscal 2002, 2001, and 2000, respectively.  These shares are anti-dilutive due to the losses for each of the aforementioned years.  Therefore, these shares have not been used in the calculation of diluted earnings per share.

For the twelve months ended January 31, 2002, 2001 and 2000, 272,300, 344,100 and 375,600 stock options, respectively, are not included in the computation of diluted earnings per share since the option exercise prices were greater than the average market price of the Shares of Beneficial Interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies.  Due to their short maturities, cash and cash equivalents and rent receivable from affiliate are carried at cost, which reasonably approximates fair value.

The fair value of mortgage notes payable and notes payable to banks is estimated by discounting the future cash flows using the current rates which would be available for similar loans having the same remaining maturities.  The carrying value of accounts payable and accrued expenses and other notes payable approximates fair value, due to their short-term nature.  It is not practical to estimate the fair value of notes and advances payable to related parties.  See Note 15 “Fair Value of Financial Instruments”.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a real estate investment trust that owns, directly or indirectly, eleven hotels with an aggregate of 1,679 suites in Arizona, southern California and New Mexico.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

3.  HOTEL PROPERTIES

As of January 31 of the respective years, hotel properties, including hotel properties held for sale, consisted of the following:

	2002	2001
Land	$5,501,235	5,501,235
Building and improvements	56,089,725	54,523,741
Furniture, fixtures and equipment	9,746,604	9,244,971

Total hotel properties	71,337,564	69,249,947
Less accumulated depreciation	9,481,611	6,658,571

Hotel properties, net	$61,855,953	62,591,376

4.  ACQUISITIONS

In December 2000, the Lessee and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the “RMA”). The RMA, among other things, permits the Trust to own the stock of a TRS that may engage in businesses previously prohibited by the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties. Effective February 1, 2001, the Trust acquired all of the common and preferred equity stock of the Lessee for $11,531 in cash consideration and the assumption of approximately $1.6 million of net liabilities. The Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., a wholly-owned affiliate of Mr. and Mrs. Wirth, and 67.2% by unrelated parties.

Following the acquisition, the Lessee elected to be treated as a TRS under the RMA. As a result, the management contracts relating to the Hotels between the Lessee and InnSuites Innternational Hotels, Inc. were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with Suite Hospitality Management, Inc. (the “New Management Company”), which qualifies as an independent third party manager and operator of the Hotels under the RMA. In connection with the acquisition, the rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions and the employees of the Lessee became employees of the New Management Company. The acquisition of the Lessee by the Trust resulted in the following benefits: a more direct relationship between the Hotels and the Trust, the inclusion of Lessee revenues in excess of required rent payments in the Trust’s consolidated financial reports, the elimination of potential conflicts of interest and the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

The following unaudited pro forma information provided for the years ended January 31, 2002, 2001 and 2000 were derived by consolidating the actual statements of operations of the Trust and the Lessee and eliminating all intercompany transactions. In addition, the Expenses Incurred in Acquiring Lessee of $1.6 million was recorded in the year ended January 31, 2000 pro forma information assuming these costs would have been incurred in the first year presented.  The pro forma data does not necessarily reflect the actual results of operations that would have occurred had the Trust acquired the Lessee on February 1, 1999, nor is it necessarily indicative of future results of operations of the combined entities.

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

PRO FORMA STATEMENT OF OPERATIONS

(in thousands)

(UNAUDITED)

	FOR THE YEARS ENDED JANUARY 31,
	2002	2001	2000
Total Revenue	$27,665	28,895	27,983
Total Operating Expenses	(21,825)	(26,071)	(24,355)
Total Fixed Charges	(8,609)	(8,229)	(7,414)

Loss Before Extraordinary Items and Minority Interest	$(2,769)	(5,405)	(3,786)
Extraordinary Items	(322)	—	—

Loss Before Minority Interest	(3,091)	(5,405)	(3,786)
Less: Minority Interest	(1,160)	(2,535)	(1,434)

Net Loss Attributable to Shares of Beneficial Interest	$(1,931)	(2,870)	(2,352)

LOSS PER SHARE – Basic and Diluted
Loss Before Extraordinary Items	$(0.83)	(1.24)	(0.99)
Extraordinary Items	(0.07)	—	—

NET LOSS	$(0.90)	(1.24)	(0.99)

Effective August 30, 2000, Albuquerque Suite Hospitality, LLC, a wholly-owned subsidiary of the Partnership, acquired 100% of the ownership interest in a hotel located in Albuquerque, New Mexico for $2,100,000.  The acquisition was funded with a first mortgage on the Albuquerque property in the amount of $1,575,000 and cash from loans made to the Partnership by Wirth and his affiliates. This acquisition was accounted for as a purchase.

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

At January 31, 2001, the Trust had an accumulated allowance for uncollectible rents receivable from the Lessee totaling approximately $5.3 million.  After review of the estimated cash flow projections for fiscal year 2002 and 2001, management recorded a provision for uncollectible rent receivable in the amounts of approximately $2.4 million and $1.9 million for the fiscal years 2001 and 2000, respectively.  The following reconciles the allowance for uncollectible rent receivable from the Lessee as of and for the years ended January 31, 2002, 2001 and 2000:

Allowance for Uncollectible Rent Receivable

Balance as of January 31, 1999	$900,000
Provision	1,945,732

Balance as of January 31, 2000	2,845,732
Provision	2,406,129

Balance as of January 31, 2001	5,251,861
Write-offs	(5,251,861)
Provision	—

Balance as of January 31, 2002	$—

6.  MORTGAGE NOTES PAYABLE

At January 31, 2002, the Trust had mortgage notes payable outstanding with respect to nine of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from May 20, 2004 to April 27, 2016.  Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2002, 2001 and 2000 were 8.13%, 8.25% and 8.49%, respectively.

On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary’s hotel matured. The outstanding principal balance was $3,762,839. Bank One extended the loan, waving principal and interest payments until December 31, 2001, provided the Trust pay $3.6 million to settle the loan in full on or before December 31, 2001. On December 28, 2001, the Trust refinanced its St. Mary’s property and used $3.6 million of the proceeds to fully satisfy the Bank One mortgage note, which resulted in an extraordinary gain of $255,000.  The new mortgage note in the amount of $3.6 million bears interest at the prime rate plus 1.0% and matures on February 1, 2005. The mortgage agreement requires the Trust to maintain a debt coverage ratio of not less than 1.5 to 1.0.  The Trust makes monthly principal payments of $13,765 with variable monthly interest payments.  The principal balance of the new note at January 31, 2002 was $3,600,000.  As of January 31, 2002, the Trust was not in compliance with the debt coverage covenant on this loan.  The Trust has received a wavier of such noncompliance for the period ended January 31, 2002.  Management believes that the Trust will be able to comply with the debt coverage ratio during fiscal year 2003.

On April 27, 2001, the Trust secured a mortgage note payable on its Tucson Oracle property in the amount of  $5,100,000, which bears interest at 8.0% and matures on April 27, 2016.  The Trust makes monthly principal and interest payments of $48,738.  The principal balance of the note at January 31, 2002 was $4,979,306.

On April 18, 2001, the Trust refinanced its Ontario, California property for $9,000,000. The new mortgage note bears interest at 8.28% and matures on May 11, 2011.  The Trust makes monthly principal and interest payments of $71,141.  The principal balance of the note at Janaury 31, 2002 was $8,936,480.

On August 30, 2000, Albuquerque Suite Hospitality, LLC, a wholly-owned subsidiary of the Partnership, acquired 100% of the ownership interest in a hotel located in Albuquerque, New Mexico for $2,100,000.  The acquisition was funded in part with a first mortgage on the property in the amount of $1,575,000 which bears interest at 8.875% and has a maturity date of September 1, 2015.  The Trust makes monthly principal and interest payments of $15,858.  The principal balance of the note at January 31, 2002 was $1,503,782.

On November 3, 1999, the Trust refinanced its mortgage note on the San Diego property.  The principal amount of the new loan was $4,000,000 with an interest rate of 9.0%.  The loan matures on November 23, 2004.  A special condition limited the initial amount to be funded at closing to $3,500,000.  Subsequently, on May 2, 2000, the lender funded the additional $500,000.  Financial covenants require (as defined in the loan agreement) a debt coverage ratio of no less than 1.2.  As of January 31, 2002, the Trust was in compliance with its financial covenants.  The Trust makes monthly principal and interest payments of $40,222.  The principal balance of the note at January 31, 2002 was $3,815,733.

On March 30, 1999, the Trust modified and extended the mortgage agreement on its Northern Phoenix property.  The Partnership borrowed an additional $1,750,000 at 8.25% that matures on April 1, 2014.  The original note was restructured to match the terms of the new note.  The maturity date of the original note was extended from April 1, 2007 to April 1, 2014.  The Trust makes monthly principal and interest payments of $42,886.  The principal balance of the note at January 31, 2002 was $3,935,061.

The Trust has a mortgage note secured by its Yuma property.  The note bears interest at 8.5% and matures on August 1, 2011.  The Trust makes monthly principal and interest payments of $41,168.  The principal balance of the note at January 31, 2002 was $3,132,220.

The Trust has a mortgage note secured by its Tempe property.  The note bears interest at 9.25% and matures on January 1, 2006.  The Trust makes monthly principal and interest payments of $27,573.  The principal balance of the note at January 31, 2002 was $2,076,359.

The Trust has a mortgage note secured by its Buena Park property.  The note bears interest at the prime rate (5.75% at January 31, 2002) plus 1.5% and matures on August 1, 2011.  The Trust makes variable monthly principal and interest payments.  The principal balance of the note at January 31, 2002 was $3,223,128.

Wirth and certain of his affiliates have guaranteed $12,433,118 of the mortgage notes payable.  The net book value of properties securing the mortgage notes payable at January 31, 2002 and 2001 was $50,224,805 and $50,224,805, respectively.  See Note 10 for scheduled minimum payments.

7.  NOTES PAYABLE TO BANKS

On April 16, 1998, the Trust obtained a $12 million Credit Facility from Pacific Century Bank to assist in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility were secured by first mortgages on three of the Hotels. By its terms, the Credit Facility expired on April 16, 2001.

In order to replace the liquidity provided by the Credit Facility, the Trust actively sought individual loans on the Tucson Oracle, Flagstaff and Scottsdale properties that secured the Credit Facility. On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a three-month term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property and used $2.3 million of the proceeds to settle the remaining balance of the $12 million Credit Facility.  The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit expires on June 1, 2003.  Both loans bear interest at the prime rate (5.75% at January 31, 2002) plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.5 to 1.0 and that the Lessee maintain a gross operating profit of 80% of the annual projections provided to the lender.  As of January 31, 2002, the Trust had drawn $1,500,000 on the new line of credit and there was $1,825,000 outstanding on the term loan.  As of January 31, 2002, the Trust was not in compliance with the covenant on the line of credit and term loan requiring the Trust to maintain a debt coverage ratio of not less than 1.5 to 1.0.  The Trust has received a wavier for the period ended January 31, 2002 and the lender has amended the debt coverage ratio to 1.35 to 1.0 effective for fiscal year 2003.  Management believes that the trust will be able to comply with the amended debt coverage ratio during fiscal year 2003.  In addition, management fee payments to the New Management Company and licensing fee payments to the License Corp. will be suspended for a period of five months beginning May 1, 2002 and may resume after September 30, 2002 pending future compliance with the amended debt coverage ratio, the Partnership is restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003, and the Trust has committed to not spend more than $1.4 million on capital expenditures during fiscal year 2003.

8.  NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consist of funds provided by Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $8.7 million and $7.5 million as of January 31, 2002 and January 31, 2001, respectively. The notes and advances payable to related parties are as follows:

Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership’s Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months. The final payment is due August 27, 2003. Beginning June 1, 2001, the Trust and Mr. Robson agreed to defer payments until March 2002, when payments resumed as scheduled.  The principal balance as of January 31, 2002 was $553,449.

Advances Payable

Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments were due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership. The principal balance as of January 31, 2002 was $2,000,000.

Wirth made an unsecured loan that replaced four outstanding unsecured loans to the Trust totaling $600,000. The loan amounts consolidated were $200,000, $120,000, $30,000 and $250,000, all bearing interest at 7% per year with varying maturities. The loans were used to fund operations, to pay down the outstanding loan to the Partnership and to pay dividends declared October 12, 1999. The unsecured consolidated promissory note from the Trust in the amount of $600,000, bearing interest at 7% per year, became effective August 1, 2000. The unpaid principal balance and accrued interest on the unsecured consolidated promissory note was due on May 15, 2001. However, the term of the note was extended to July 15, 2002. The principal balance as of January 31, 2002 was $600,000.

Wirth made nine unsecured loans to the Trust in the total amount of $2,066,000, all bearing interest at 7% per year, effective varying from August 15, 2000 to April 27, 2001. The unpaid principal balances and accrued interest were due ranging from May 15 to July 1, 2001. However, the terms of the loans were extended to July 15, 2002. The Trust used the proceeds to acquire the Albuquerque, New Mexico hotel and to fund operations. The principal balance as of January 31, 2002 was $1,347,000.

On July 27, 2000, the Partnership repurchased 300,000 of the Trust’s shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000. The unpaid principal balances and accrued interest are due at various dates ranging from August 27, 2000 to July 27, 2003. Beginning June 1, 2001, the Trust and the noteholders agreed to defer payments until March 2002, when payments resumed as scheduled. The principal balance as of January 31, 2002 was $506,911.

Rare Earth Development Company, owned directly or indirectly by Wirth, made five unsecured loans to the Trust in the total amount of $2,494,000, all bearing interest at 7% per year, effective on dates ranging from December 29, 2000 through June 12, 2001. The unpaid principal balances and accrued interest were due on July 15, 2001. However, the term of the loans were extended to July 15, 2002.  During the third and fourth quarters of fiscal year 2002, Rare Earth Development Company made an additional nine unsecured loans to the Trust in the total amount of $1,434,000, all bearing interest at 7% per year, effective on dates ranging from August 22, 2001 through January 9, 2002.  The unpaid principal balances and accrued interest are due on July 15, 2002.  The Trust used the proceeds to fund operations. The principal balance as of January 31, 2002 was $3,659,000.

9.  OTHER NOTES PAYABLE

On September 26, 2000, the Trust purchased 22,500 Class A limited partnership units from Diane Jones by making an $844 down payment and issuing an unsecured promissory note in the amount of $52,000. The promissory note in the amount of $52,000 bears interest at 7% per year. The unpaid principal balance and accrued interest are due in 36 monthly payments of $1,606 beginning on November 27, 2000 and ending on October 27, 2003.  As of January 31, 2002, all payments have been made as scheduled. The principal balance on January 31, 2002 was $31,648.

On April 3, 2000, the Partnership repurchased 60,000 of the Trust’s shares from the Anderson Charitable Remainder Trust by issuing a secured promissory note in the amount of $120,000. The promissory note is secured by the repurchased shares. The secured promissory note bears interest at 7% per year. The unpaid principal balance and accrued interest are due in 24 monthly payments of $5,373 beginning on May 1, 2000 and ending on April 1, 2002. As of January 31, 2002, all payments have been made as scheduled. The principal balance on January 31, 2002 was $15,932.

On April 8, 2001, the Trust purchased 12,304 Class A limited partnership units from J. Earl Ray by making an $838 down payment and issuing a secured promissory note in the amount of $25,000.  The promissory note is secured by the repurchased units.  The secured promissory note bears interest at 7% per year.  The unpaid principal balance and accrued interest are due in 36 monthly payments of $772 beginning on May 15, 2001 and ending on April 15, 2004.  As of January 31, 2002, all payments have been made as scheduled.  The principal balance on January 31, 2002 was $19,232.

On November 6, 2001, the Trust purchased 3,018 Class A limited partnership units from John Bull by making a $225 down payment and issuing a secured promissory note in the amount of $4,000.  The promissory note is secured by the repurchased units.  The secured promissory note bears interest at 7% per year, effective November 6, 2001.  The unpaid principal balance and accrued interest are due in 36 monthly payments of $124 beginning on November 6, 2001 and ending on October 6, 2004.  The first three payments, along with the down payment, were not paid until February 13, 2002, as agreed by the parties.  The principal balance and unpaid down payment on January 31, 2002 totaled $4,225.

In connection with the termination of an advisory agreement between the Partnership and Mid-America ReaFund Advisors, Inc. (the “Advisor”), as further described at Note 14, the Trust assumed the Advisor’s outstanding debt totaling $450,000.  The note bore interest at 7% and matured January 30, 2000.  The Trust paid the final principal payment and all interest due on February 11, 2000.

10.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2002 are as follows:

FISCAL YEAR ENDED	AMOUNT
2003	$9,588,600
2004	3,197,452
2005	9,858,203
2006	5,650,205
2007	1,083,204
Thereafter	17,886,802
$47,264,466

11.  DESCRIPTION OF CAPITAL STOCK

Holders of the Trust’s Shares of Beneficial Interest are entitled to receive dividends when and if declared by the Board of Trustees of the Trust out of funds legally available therefore.  The holders of Shares of Beneficial Interest, upon any liquidation, dissolution or winding-down of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust.  The Shares of Beneficial Interest possess ordinary voting rights, each share entitling the holder thereof to one vote.  Holders of Shares of Beneficial Interest do not have cumulative voting rights in the election of Trustees and do not have preemptive rights.

For the years ended January 31, 2002, 2001 and 2000, the Trust repurchased 49,150, 461,743 and 189,500 Shares of Beneficial Interest at an average price of $1.64, $2.24 and $2.44 per share, respectively.  These shares are accounted for as treasury stock in the statement of shareholders’ equity.

12.  FEDERAL INCOME TAXES

The Trust has an income tax net operating loss of approximately $20.0 million at January 31, 2002. Net operating loss carryforwards expire beginning in fiscal 2008 and ending in fiscal 2021. The quarterly allocation of cash dividends paid per share and the characterization of dividends as either ordinary income or return of capital for individual shareholders’ income tax purposes were as follows:

	CALENDAR 2001			CALENDAR 2000			CALENDAR 1999
Month Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid
January	—	—	—	—	$.01	.01	—	—	—
May	—	—	—	—	$.01	.01	—	—	—
July	—	—	—	—	$.01	.01	—	—	—
October	—	—	—	—	$.01	.01	—	$.01	$.01
	—	—	—	—	$.04	.04	—	.01	.01

The tax status of distributions to shareholders in calendar 2002 will be dependent on the level of the Trust’s earnings in that year.  If certain changes in the Trust’s ownership should occur, there could be an annual limitation on the amount of carryforwards that can be utilized, which could potentially impair the ability to utilize the full amount of the carryforwards.

The total dividends per share applicable to operating results for the years ended January 31, 2002, 2001 and 2000, amounted to $0.01 per share, $0.04 per share and $0.01 per share, respectively.

13.  ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS

Wirth has an employment agreement with the Trust which expires in December 2007.  The employment agreement provides that Wirth received no compensation from the Trust as long as a previously enforceable advisory agreement was in effect.  However, pursuant to the terms of the employment agreement, since the Advisor (as defined in the advisory agreement) no longer provides services to the Partnership or the Trust, Wirth is to be compensated at an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect.  Wirth is currently being compensated, however, at a lesser rate of $126,000 a year.

14.  OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests.  Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels.  As of January 31, 2002 and 2001 Wirth and his affiliates held 5,226,364 Class B limited partnership units.  As of January 31, 2002 and 2001 Wirth and his affiliates held 633,513 and 630,713, respectively, Shares of Beneficial Interest in the Trust.

At January 31, 2002, the Trust owned a 48.73% interest in the eleven hotels (the “Hotels”) through its sole general partner’s interest in the Partnership.  This change in ownership resulted primarily from the following transactions:

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

The Trust repurchased 131,493 of the Partnership’s Class A limited partnership units in fiscal 2000 at a weighted average price per unit of $4.10.  The units were then retired.

The Trust repurchased 370,487 of the Partnership’s Class A limited partnership units in fiscal 2001 at a weighted average price per unit of $2.37.  Of these units, 36,911 were then retired and the remaining 333,576 then became general partner units.

The Trust recorded expenses of $17,000 in fiscal year 2000, for legal services provided by a law firm of which the former President of the Trust and another former Trustee are principals.  No such expenses were incurred in 2002 or 2001.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $222,047, $185,597 and $14,000 for the twelve months ended January 31, 2002, 2001 and 2000, respectively.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust’s significant financial instruments at January 31, 2002 and 2001 are as follows:

	2002		2001
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$35,202,069	36,466,626	25,628,572	26,303,299

Notes payable to banks	$3,325,000	3,325,000	11,300,000	11,300,000

Notes and advances payable to related parties	$8,666,360	*	7,471,707	*

Other notes payable	$71,037	71,037	125,021	125,021

* It is not practical to estimate the fair value of related party payables due to the uncertainty regarding timing of repayments.

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest amounted to approximately $3.5 million, $3.4 million and $3.4 million for fiscal years 2002, 2001 and 2000, respectively.

The Trust issued 59,000, 80,278, and 390,318 Shares of Beneficial Interest during the years ended January 31, 2002, 2001, and 2000, respectively, in exchange for Class A limited partnership units.  The shares were valued at $104,400, $172,540 and $1.1 million, respectively.

In connection with the acquisition of the Albuquerque hotel, approximately $1.6 million of the purchase price was satisfied through using a mortgage note payable to a third party lender.

The acquisition of the Lessee in fiscal year 2002 resulted in the following changes in assets and liabilities, and expense recognition:

Increase in cash and cash equivalents	$(85,294)
Increase in accounts receivable	(1,173,721)
Increase in prepaid expenses and other assets	(223,221)
Increase in accounts payable and accrued expenses	2,447,353
Increase in loans payable to Trust	631,834
Expense incurred in acquiring Lessee	(1,608,482)

Net cash paid for acquisition	$(11,531)

17.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring on December 31, 2051 and January 9, 2029.  Total expense for the fiscal years ended January 31, 2002, 2001 and 2000 was $178,665, $104,805, and $70,000, plus a variable component based on gross revenues of each property that totaled approximately $75,000, $64,000, and $67,000, respectively.

Future minimum lease payments under these leases are as follows:

Fiscal Year Ending
2003	186,400
2004	186,400
2005	186,400
2006	186,400
2007	186,400
Thereafter	6,300,800

$7,232,800

The Trust is obligated to make funds available to the Hotels for capital expenditures (the “Reserve Funds”), as determined in accordance with the Percentage Leases.  The Reserve Funds have not been recorded on the books and records of the Trust as such amounts are capitalized as incurred.  The amounts obligated under the Reserve Funds are 4% of the individual Hotels’ total revenues.  Pursuant to restrictions contained in certain credit agreements, however, the Trust may not spend more than $1.4 million on capital expenditures during fiscal year 2003.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business.  Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position, results of operations or liquidity of the Hotels.

The Trust is involved from time-to-time in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust’s consolidated financial position, results of operations or liquidity.

18.  STOCK OPTION PLAN

During fiscal 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the “Plan”).  Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, Trust officers, other key employees, consultants, advisors and similar employees of the Trust’s subsidiaries and affiliates.  The number of options that may be granted is limited to 10% of the total Common Stock and Units (Class A and Class B) as of the first day of such year.

Generally, options granted expire in 10 years, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable.  Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted in fiscal year 2002 or 2001.

The per share weighted average fair value of stock options granted under the Plan for the year ended January 31, 2000 was $1.12 calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000:

	Years ended January 31,
	2002	2001	2000
Dividend yield	—	—	2.5%
Expected volatility	—	—	34.0%
Risk-free interest rate	—	—	5.7%
Expected lives (years)	—	—	3.0

The following table summarizes the stock option activity during the 2002, 2001 and 2000 fiscal years and provides information about the stock options outstanding at January 31, 2002:

	Number Of Options	Weighted- Average Exercise Price
Stock Option Activity

Outstanding, January 31, 1999	389,700	$4.31
Granted	88,200	2.50
Forfeited	(102,300)	3.83
Exercised	—	—

Outstanding, January 31, 2000	375,600	$2.50
Granted	—	—
Forfeited	(31,500)	2.50
Exercised	—	—

Outstanding, January 31, 2001	344,100	$2.50
Granted	—	—
Forfeited	(71,800)	2.50
Exercised	—	—

Outstanding, January 31, 2002	272,300	$2.50

Stock Option Information	January 31, 2002
Options exercisable	162,567
Weighted Average Exercise Price	$2.50
Weighted Average Remaining Contractual Life	6.66

For stock options granted to non-employees of the Trust, compensation is recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model.  During the year ended January 31, 2000, the Trust granted 28,200 stock options to non-employees.  The Trust did not grant any stock options to non-employees during fiscal 2002 or 2001.  The fiscal 2000 grants resulted in the recognition of compensation expense of approximately $26,000, $53,000, and $57,000 for the years ended January 31, 2002, 2001, and 2000, respectively.

The Trust applies APB Opinion No. 25 in accounting for stock options granted to its employees under the Plan and, accordingly, no compensation expense has been recognized for these stock options in the consolidated financial statements.  Had the Trust determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Trust’s net loss would have been increased to the pro-forma amounts indicated below:

	Years ended January 31
	2002	2001	2000
Net loss:
As reported	$(3,539,402)	$(2,594,754)	$(951,811)

Pro forma	$(3,560,449)	$(2,698,244)	$(1,058,408)

Net loss per share – basic and diluted
As reported	$(1.66)	$(1.12)	$(0.40)

Pro forma	$(1.67)	$(1.16)	$(0.45)

Effective September 14, 1999, the Trust modified all outstanding stock options, reducing the exercise price from the existing exercise price per share to $2.50, to be consistent with the trading value of underlying beneficial interest as of this date.  As a result of the modification of exercise price, the Trust recognized approximately $10,000 compensation expense for the year ended January 31, 2000.  There have been no other modifications to date.

19.  NET LOSS PER SHARE

The Trust calculates basic and diluted net income (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period (2,137,203, 2,316,972 and 2,376,770 shares for the years ended January 31, 2002, 2001 and 2000, respectively).  Diluted net loss per share is the same as basic net loss per share for the years ended January 31, 2002, 2001 and 2000 due to the anti-dilutive effect of potentially dilutive securities.

20.  QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the results of operations, by quarter, for the fiscal years ended January 31, 2002 and 2001.  Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included.  The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

FISCAL 2002	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2002
Total revenue	$8,867,596	6,841,570	6,065,364	5,890,805	$27,665,335

Total revenue less interest expense on mortgage loans and operating expenses, and amortization expense of real estate held for sale	$585,891	430,723	114,524	230,289	$1,361,427

Net income (loss)	$(1,207,203)	(690,358)	(780,995)	(860,846)	$(3,539,402)

Loss per share – basic	$(.57)	(.32)	(.36)	(.40)	$(1.66)

Loss per share – diluted	$(.57)	(.32)	(.36)	(.40)	$(1.66)

Dividends declared per share	$—	—	—	.01	$.01

FISCAL 2001	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2001
Total revenue	$3,321,309	2,086,259	2,173,744	2,157,143	$9,738,455

Total revenue less interest expense on mortgage loans and operating expenses, and amortization expense of real estate held for sale	$2,464,217	1,175,233	1,178,741	1,150,975	$5,969,166

Net income (loss)	$392,489	(403,513)	(513,844)	(2,150,668)	$(2,594,754)

Income (loss) per share – basic	$.16	(.17)	(.24)	(.99)	$(1.12)

Income (loss) per share – diluted	$.10	(.17)	(.24)	(.99)	$(1.12)

Dividends declared per share	$.01	.01	.01	.01	$.04

21.  LIQUIDITY AND CAPITAL RESOURCES

The Trust has experienced a net loss applicable to Shares of Beneficial Interest of  $3,539,402, $2,594,754 and $951,811 for the years ended January 31, 2002, 2001 and 2000, respectively. Cash flows from operations for each of these respective years have been $(234,483), $809,501 and $800,349, respectively, and the Trust has shareholders’ equity of approximately $1.5 million at January 31, 2002.

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flow. The Partnership’s principal source of revenue is rent payments under the Percentage Leases.  The Lessee’s obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flow from hotel operations.  Additionally, pursuant to restrictions contained in certain credit agreements, Partnership distributions to the Trust during fiscal year 2003 are limited to an amount equal to $0.01 per outstanding Share of Beneficial Interest.

As a result of the Trust’s acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust.  See “Item 1 - Business - Acquisition of the Lessee by the Trust.”

On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a term loan in the amount $1,825,000 secured by the Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property. The Trust used $2.3 million of the proceeds to settle the remaining balance of the Credit Facility. The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit matures on June 1, 2003.  Both loans bear interest at the prime rate plus 1.0% and require the Trust to maintain a debt coverage ratio of not less than 1.5 to 1.0 and the Lessee to maintain a gross operating profit of 80% of the annual projections provided to the lender. As of January 31, 2002, the Trust had drawn $1.5 million on the new line of credit.  As of January 31, 2002, the Trust was not in compliance with the covenant on the line of credit and term loan requiring the Trust to maintain a debt coverage ratio of not less than 1.5 to 1.0.  The Trust has received a wavier for the period ended January 31, 2002 and the lender has amended the debt coverage ratio to 1.35 to 1.0 effective for fiscal year 2003. Management believes that the Trust will be able to comply with the amended debt coverage ratio during fiscal year 2003.  In addition, management fee payments to the New Management Company and licensing fee payments to the License Corp. will be suspended for a period of five months beginning May 1, 2002 and may resume after September 30, 2002 pending future compliance with the amended debt coverage ratio, the Partnership is restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003, and the Trust has committed to not spend more than $1.4 million on capital expenditures during fiscal year 2003.

On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary’s hotel matured. The outstanding principal balance was $3,762,839. Bank One extended the loan to December 31, 2001, waving principal and interest payments from April 28, 2001 to December 31, 2001, provided the Trust pay $3,600,000 to settle the loan in full on or before December 31, 2001. On December 28, 2001, the Trust refinanced its St. Mary’s property securing a mortgage note payable for $3,600,000 bearing interest at prime plus one percentage point. The mortgage agreement requires the Trust to maintain a debt coverage ratio of not less than 1.5 to 1.0. The new loan matures on February 1, 2005. The Trust settled the Bank One mortgage note payable for $3,600,000 on December 31, 2001 resulting in an extraordinary gain in the amount of $254,689.  As of January 31, 2002, the Trust was not in compliance with the debt coverage covenant on this loan.  The Trust has received a wavier of such noncompliance for the period ended January 31, 2002.  Management believes that the Trust will be able to comply with the debt coverage ratio during fiscal year 2003.

The Trust has approximately $6.0 million due and payable in fiscal year 2003 under notes and advances payable to Wirth and his affiliates.  To the extent the Trust cannot satisfy these amounts as they come due, Wirth has agreed to extend the terms of these borrowings to future dates.

Management believes that cash on hand, future cash receipts from operations and potential sales of certain hotel properties held for sale and borrowings from affiliates in fiscal year 2003 will be sufficient to meet the Trust’s expansion plans and to pay all obligations as they become due for the next twelve months.  The Trust’s projection of future cash receipts includes certain revenue increases and cost cutting measures.

22.  EXTRAORDINARY ITEMS

On April 18, 2001, The Trust refinanced its Ontario, California property, paying $576,842 in prepayment penalties. The Trust classified the prepayment penalty as an extraordinary item.

On December 31, 2001, the Trust refinanced its St. Mary’s property, recording a gain on extinguishment of debt in the amount of $254,689. The Trust classified the gain as an extraordinary item.

23.  HOTEL PROPERTIES HELD FOR SALE

In August 2001, the Trust listed its Scottsdale and Flagstaff properties for sale. Management’s estimate of the market value, less selling costs, of these properties exceeds the carrying value.  The Trust does not expect to incur losses if these properties are sold. The Trust may or may not be successful in selling these properties in the listing period.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2002

		Initial Cost to Trust		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements
InnSuites Hotels
Phoenix Best Western
Phoenix, Arizona	$3,935,061	$418,219	$2,922,884	$—	$(105,479)	$418,219	$2,817,405

InnSuites Hotels
Tempe/Phoenix Airport/South Mountain
Tempe, Arizona	2,076,359	686,806	6,548,348	—	11,788	686,806	6,560,136

InnSuites Hotels
Tucson, Catalina Foothills Best Western
Tucson, Arizona	4,979,306	—	4,220,820	—	1,951,233	—	6,172,053

InnSuites Hotels
Yuma Best Western
Yuma, Arizona	3,132,220	251,649	4,983,292	—	857,080	251,649	5,840,372

Holiday Inn
Airport Ontario Hotel and Suites
Ontario, California	8,936,480	1,633,064	5,450,872	—	1,243,169	1,633,064	6,694,041

InnSuites Hotels
Flagstaff/Grand Canyon
Flagstaff, Arizona (B)	—	100,000	1,194,691	—	1,183,949	100,000	2,378,640

InnSuites Hotels
Tucson St. Mary’s
Tucson, Arizona	3,600,000	900,000	9,166,549	(20,564)	326,093	879,436	9,492,642

Buena Park Suite Hospitality
Buena Park Suites
Buena Park, California	3,223,128	645,852	4,336,476	—	2,304,131	645,852	6,640,607

InnSuites Hotels
San Diego Hospitality
San Diego, California	3,815,733	700,000	3,972,785	—	318,633	700,000	4,291,418

InnSuites Hotels
Scottsdale/ El Dorado Park Resort
Scottsdale, Arizona (C)	—	350,000	6,074,400	(163,791)	(2,977,316)	186,209	3,097,084

Airport Inn Albuquerque
Albuquerque, New Mexico	1,503,782	—	1,903,970	—	201,357	—	2,105,327

	$35,202,069	$5,685,590	$50,775,087	$(184,355)	$5,314,638	$5,501,235	$56,089,725

	Total (A)	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed
InnSuites Hotels
Phoenix Best Western
Phoenix, Arizona	$3,235,624	$304,153	$2,931,471	1980	1998	5-40 years

InnSuites Hotels
Tempe/Phoenix Airport/South Mountain
Tempe, Arizona	7,246,942	664,655	6,582,287	1982	1998	5-40 years

InnSuites Hotels
Tucson, Catalina Foothills Best Western
Tucson, Arizona	6,172,053	672,753	5,499,300	1981	1998	5-40 years

InnSuites Hotels
Yuma Best Western
Yuma, Arizona	6,092,021	617,765	5,474,256	1982	1998	5-40 years

Holiday Inn
Airport Ontario Hotel and Suites
Ontario, California	8,327,105	986,591	7,340,514	1990	1998	5-40 years

InnSuites Hotels
Flagstaff/Grand Canyon
Flagstaff, Arizona (B)	2,478,640	209,354	2,269,286	1966	1998	5-40 years

InnSuites Hotels
Tucson St. Mary’s
Tucson, Arizona	10,372,078	938,703	9,433,375	1960	1998	5-40 years

Buena Park Suite Hospitality
Buena Park Suites
Buena Park, California	7,286,459	686,616	6,599,843	1972	1998	5-40 years

InnSuites Hotels
San Diego Hospitality
San Diego, California	4,991,418	447,127	4,544,291	1946	1998	5-40 years

InnSuites Hotels
Scottsdale/El Dorado Park Resort
Scottsdale, Arizona (C)	3,283,293	45,011	3,238,282	1980	1998	5-40 years

Airport Inn Albuquerque
Albuquerque, New Mexico	2,105,327	111,610	1,993,717	1975	2000	5-40 years
	$61,590,960	$5,684,338	$55,906,622

(See accompanying independent auditors report.)

(A)  Aggregate cost for federal income tax purposes at January 31, 2002 is as follows:

Land	$4,638,585
Buildings and improvements	33,535,242
$38,173,827

(B) This property secures the $1.5 million line of credit.

(C) This property secures the $1.825 million term loan.

Reconciliation of Real Estate:

Balance at January 31, 2000	$60,017,468
Acquisition of Hotel Properties	1,903,970
Improvement to Hotel Properties	758,213
Impairment of Hotel Property	(3,329,349)
Sale of Land	(20,564)

Balance at January 31, 2001	$60,024,976
Improvement to Hotel Properties	1,043,790
Reclassification from Fixtures, Furniture and Equipment	522,194

Balance at January 31, 2002	$61,590,960

All acquisitions of hotel properties, other than approximately $1,448,000 in cash paid in connection with the purchase of the Buena Park property and $2,100,000 paid for the Albuquerque property, were acquired through the exchange of limited partnership units in the Partnership.

Reconciliation of Accumulated Depreciation:
Balance at January 31, 1999	$1,306,786
Depreciation	1,368,788

Balance at January 31, 2000	2,675,574
Depreciation	1,423,533
Impairment of hotel property	(465,851)

Balance at January 31, 2001	3,633,256
Depreciation	1,506,772
Reclassification from FF&E	544,310

Balance at January 31, 2002	$5,684,338

Independent Auditors’ Report

The Board of Directors
InnSuites Hotels, Inc.:

We have audited the accompanying balance sheets of InnSuites Hotels, Inc. (the “Company”) as of January 31, 2001 and 2000, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended January 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ KPMG LLP

Phoenix, Arizona
April 30, 2001

The financial statements of Innsuites Hotels, Inc. as of and for the period ended January 31, 2002 are not presented separately due to the acquisition of Innsuites Hotels, Inc by the Trust. See “Item 1 - Business - Acquisition of the Lessee by the Trust”

INNSUITES HOTELS, INC.
BALANCE SHEETS

	January 31,
	2001	2000
Assets

Cash and cash equivalents	$71,491	203,166
Accounts receivable, net	1,132,274	790,323
Prepaids and other assets	223,222	41,938

Total Assets	$1,426,987	1,035,427

Liabilities and Stockholders’ Deficit

Liabilities

Accounts payable	1,671,562	1,418,469
Loans from affiliates	631,834	375,000
Percentage rent payable	5,251,862	2,845,732
Accrued expenses and other liabilities	775,790	865,953

Total Liabilities	8,331,048	5,505,154

Stockholders’ Deficit
Preferred stock, $1 par value, 100 shares authorized, 100 shares issued and outstanding as of January 31, 2001 and 2000	100	100
Additional paid-in-capital	249,900	249,900
Common stock, no par value, 100,000 shares authorized, 76,555 shares issued and outstanding as of January 31, 2001 and 2000	2,431	2,431
Accumulated Deficit	(7,156,492)	(4,722,158)

Total Stockholders’ Deficit	(6,904,061)	(4,469,727)

Total Liabilities and Stockholders’ Deficit	$1,426,987	1,035,427

See accompanying notes to financial statements.

INNSUITES HOTELS, INC.
STATEMENTS OF OPERATIONS

	For the years ended January 31,
	2001	2000
Revenue from hotel operations:
Room	$26,077,800	25,146,035
Food and beverage	1,709,045	1,725,730
Telecommunications	335,932	346,091
Other	733,637	734,585

Total revenues	$28,856,414	27,952,441

Department expenses:
Rooms	$7,136,313	6,706,503
Food and beverage	1,620,049	1,626,532
Telecommunications	447,758	389,664
Other	445,236	437,240
General and administrative	4,562,012	3,918,748
Sales and marketing	2,173,381	2,149,781
Repairs and maintenance	1,816,917	2,025,576
Hospitality	1,647,599	1,546,766
Utilities	1,824,198	1,643,788
Insurance	167,867	105,573
Percentage rent	9,699,418	9,516,038

Total expenses	$31,540,748	30,066,209

Net loss	$(2,684,334)	(2,113,768)

See accompanying notes to financial statements.

INNSUITES HOTELS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended January 31, 2001 and 2000

	PREFERRED STOCK AND ADDITIONAL PAID IN CAPITAL	COMMON STOCK	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL

BALANCE, January 31, 1999	$250,000	2,431	$(2,858,390)	$(2,605,959)
Contributions	—	—	250,000	250,000
Net Loss	—	—	(2,113,768)	(2,113,768)
BALANCE, January 31, 2000	$250,000	$2,431	$(4,722,158)	$(4,469,727)
Contributions	—	—	250,000	250,000
Net Loss	—	—	(2,684,334)	(2,684,334)
BALANCE, January 31, 2001	$250,000	$2,431	$(7,156,492)	$(6,904,061)

See accompanying notes to financial statements.

INNSUITES HOTELS, INC.
STATEMENTS OF CASH FLOWS

	For the years ended January 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,684,334)	$(2,113,768)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in Accounts receivable	(341,951)	(123,242)
(Increase) decrease in Prepaids and Other assets	(181,284)	78,617
Increase in Accounts payable	253,093	219,224
Increase in Percentage rent payable	2,406,130	1,157,554
Increase (decrease) in Accrued expenses
and other liabilities	(90,163)	60,050
Net cash (used in) operating activities	$(638,509)	$(721,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on loans from affiliates	256,834	238,552
Contributions	250,000	250,000
Net cash provided by financing activities	$506,834	$488,552
Net change in cash and cash equivalents	(131,675)	(233,013)
Cash and cash equivalents at beginning of year	203,166	436,179
Cash and cash equivalents at end of year	$71,491	$203,166

See accompanying notes to financial statements.

INNSUITES HOTELS, INC.
Notes to Financial Statements
As of and for the years-ended
January 31, 2001 and 2000

1.             Organization & Basis of Presentation

InnSuites Hotels, Inc., (the “Company”) leases and operates hotels owned by RRF Limited Partnership (the “Partnership”).  The Partnership is owned by several Limited Partners and a General Partner, InnSuites Hospitality Trust (the “Trust”).  The Trust is an unincorporated Ohio real estate investment trust (the “REIT”) which agreed to acquire equity interests in several existing hotel properties on January 31, 1998 and to consider selectively the purchase or development of additional hotels in the expansion of its business.  The Trust acquired its General Partner interest, originally representing a 13.6% equity interest in the Partnership, as of January 31, 1998.  The partners and shareholders of the original InnSuites Hotels, Inc. contributed their respective partnership and corporate interests to the Partnership in exchange for cash, partnership interests or REIT common stock on January 31, 1998.

The following full-service hotels are leased and operated by the Company:

Property	Location	Number of Suites
InnSuites Tempe/Airport	Tempe, AZ	170
InnSuites Scottsdale	Scottsdale, AZ	132
InnSuites Flagstaff Grand Canyon	Flagstaff, AZ	118
InnSuites Phoenix Best Western	Phoenix, AZ	123
InnSuites Tucson Best Western	Tucson, AZ	159
InnSuites Yuma Best Western	Yuma, AZ	166
Holiday Inn Airport InnSuites Ontario	Ontario, CA	150
InnSuites Tucson St. Mary’s	Tucson, AZ	297
InnSuites San Diego	San Diego, CA	147
InnSuites Buena Park	Buena Park, CA	185
InnSuites Hotels Airport Inn Albuquerque	Albuquerque, NM	104
	Total Suites	1,751

The Company leases these 11 hotels pursuant to individual operating leases which are structured on a hotel-by-hotel basis.  The lessors of these leases are subsidiaries of the Partnership (the “Lessors”).  In accordance with the lessor/lessee relationship, the operating hotels are required to make percentage lease payments to the Lessors based on a percentage of hotel room revenues.  The amount of the lease payments is calculated on an individual hotel basis and is governed by an executed lease agreement which details the method of lease payment calculation.  The calculation to determine each hotel percentage lease payment is based on quarterly hotel revenues.

All of the hotels offer studio and two-room suites with a variety of room upgrades available, such as the two-room “Executive/Family Suite”, the “Boardroom Meeting Suite” or a “Presidential Jacuzzi Suite.”  In addition, the hotels operate as moderate and full-service hotels near premier vacation areas such as the Grand Canyon and Disneyland along with other attractions and business centers.

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

d)            Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are principally trade accounts receivable.  The Company’s receivables are unsecured.

e)             Revenue Recognition

Revenue is recognized as earned.  Ongoing credit evaluations are performed and an allowance for potential credit losses is provided, if needed, against the portion of accounts receivable which is estimated to be uncollectible.  Such losses have been minimal and within management’s expectations.

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

3.             Percentage Lease Agreements

Percentage Leases exist between the Company’s individual leased hotels and the Lessors.  The Percentage Leases have noncancellable lease terms which expire on January 31, 2009, and are subject to earlier termination on the occurrence of certain contingencies, as defined in the Percentage Leases.  The rent due under each Percentage Lease is the greater of the minimum rent, also defined by the Percentage Lease, or percentage rent.  Percentage rent applicable to room and other hotel revenue is calculated by multiplying fixed percentages by the total amounts of such gross revenues in excess of specified threshold amounts.  Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on the United States Consumer Price Index (“CPI”).  Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenues over a minimum threshold.  Percentage rent expense for the years ended January 31, 2001 and 2000 was $9.7 million and $9.5 million, respectively, of which $2.7 million and $2.6 million, respectively, was in excess of minimum rent.

Future minimal rentals (without reflecting future CPI increases) to be paid by the Company pursuant to the Percentage Leases for fiscal years 2002 to 2006 and in total thereafter are as follows:

2002	$7,275,000
2003	7,275,000
2004	7,275,000
2005	7,275,000
2006	7,275,000
Thereafter	21,825,000

$58,200,000

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

4.             Income Taxes

The components of the income tax expense (benefit) were as follows:

	For the year ended, January 31,
	2001	2000
Federal:
Current	$—	—
Deferred	—	—
State and local:
Current	950	—
Deferred	—	—
	$950	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended, January 31,
	2001	2000
Computed “expected” tax expense (benefit)	$(912,673)	(688,313)
State income taxes, net of federal income tax effect	627	(106,469)
Change in valuation allowance	622,052	792,062
Change due to differences in federal rate	254,438	—
Adjustment to Federal Net Operating Loss	16,914	—
Other, net	19,592	2,720
Income tax expense (benefit)	$950	—

The components of the Company’s deferred tax assets as of January 31 were as follows:

	2001	2000
Deferred tax assets:
Operating loss carryforward	$2,730,889	774,000
Charitable contributions carryforward	1,385	—
Accrued expenses	21,195	1,118,000

Gross deferred tax assets	2,753,469	1,892,000
Less: valuation allowance	(2,753,469)	(1,892,000)
Deferred tax assets, net	$—	—

The deferred tax assets consist of differences resulting from accrued expenses not deductible for tax purposes and net operating loss carryforwards of approximately $7.3 million, which expire at various dates through January 31, 2020.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the projections in future taxable income over the periods in which the deferred tax assets are deductible, management believes it is prudent to fully reserve the Company’s net deferred tax assets.

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

Effective February 1, 2001, the Trust acquired the Company, following the guidelines of the REIT Modernization Act.  The rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions.  Until February 1, 2001, InnSuites Innternational Hotels, Inc. held a management agreement with the Company whereby the Company paid fees of 2.5% of hotel revenues for management, administrative and accounting related services. Effective February 1, 2001, Suite Hospitality Management, Inc. entered into a management agreement with the Company on substantially the same terms.  InnSuites Licensing Corp., which is owned by Mr. Wirth, holds a trademark license agreement with the Company whereby the Company incurs fees from 1.25% to 2.5% of hotel revenues for the use of certain brand names.  The Company contributes advertising fees to a fund in the amount of 1.5% of hotel revenues for purposes of centralized advertising programs. Amounts paid under these agreements are as follows:

	For the years ended January 31
	2001	2000
Management fees	$722,284	$694,736
Trademark license fees	552,368	533,865
Advertising fees	387,082	413,079
Total	$1,661,734	$1,641,680

Mr. Wirth contributed $250,000 for each of the years ended January 31, 2001 and 2000 for working capital needs of certain hotels. These amounts are recorded as capital contributions.

6.             Commitments and Contingencies

Claims and Legal Matters

The nature of the operations of the Company and its hotels exposes them to the risk of claims and litigation in the normal course of business.  Although the outcome of these matters cannot be determined, management believes the aggregate potential losses, if any, would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Franchise Agreements

The Company has franchise agreements with Best Western® and Holiday Inn® hotels in which fees generally approximate 3% of monthly revenues for Best Western® and 9% of monthly revenues for Holiday Inn®.

7.             401(k) Benefit Plan

All employees of the Company who have attained the age of twenty-one and have completed one year’s service are eligible to participate in a contributory defined contribution 401(k) benefit plan.  Under the plan, participants may contribute up to 6% of their salary.  The Company matches 50% of the employee contribution.  Benefit expense under the plan amounted to $38,523 and $25,022 for the years ended January 31, 2001 and 2000 respectively.

8.             Liquidity

The financial statements of the Trust disclose that a provision was recorded for all percentage rent receivables from the Company as of January 31, 2001.  The Company has the ability to obtain funds for working capital needs from third parties or affiliates to fund short-term working capital needs.  Based on the structure of the Company and its relationship with the Trust as the exclusive lessee, all payments of percentage rent expense are not called.  Excluding percentage rent expense, all of the Hotels combined are cash flow positive and generated net income for the year ended January 31, 2001.  The Trust acquired the Company effective February 1, 2001.

Item 9.                                                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Item 10.                                                       TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The Trust incorporates herein by reference the information appearing under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 10, 2002.

Item 11.  EXECUTIVE COMPENSATION

The Trust incorporates herein by reference the information appearing under the caption “Compensation of Trustees and Executive Officers” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 10, 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Trust incorporates herein by reference the information appearing under the caption “Ownership of Shares” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 10, 2002.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust incorporates herein by reference the information appearing under the caption “Certain Transactions” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 10, 2002.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM8-K

(a)           Exhibits

Exhibits

3.1

Second Amended and Restated Declaration of Trust dated June 16, 1999, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, filed with the Securities and Exchange Commission on September 14, 1999).

10.1

First Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

10.2*

Employment Agreement dated as of January 31, 1998, between InnSuites Hospitality Trust and James F. Wirth (incorporated by reference to Exhibit 10(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on May 18, 1998).

10.3

Promissory Note dated March 15, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999).

10.4

Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of James F. Wirth (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange Commission on September 14, 2000).

10.5

Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Steve S. Robson (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange Commission on September 14, 2000).

10.6

Promissory Note dated August 1, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange Commission on September 14, 2000).

10.7

Promissory Note dated August 15, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.8

Promissory Note dated August 29, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.9

Promissory Note dated September 8, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.10

Promissory Note dated September 25, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.11

Promissory Note dated October 19, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.12

Promissory Note dated October 23, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.13

Promissory Note dated December 29, 2000 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10(o) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission on May 4, 2001).

10.14

Promissory Note dated January 26, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10(p) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission on May 4, 2001).

10.15

Promissory Note dated April 27, 2001 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed with the Securities and Exchange Commission on June 14, 2001).

10.16

Promissory Note dated April 27, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed with the Securities and Exchange Commission on June 14, 2001).

10.17

Promissory Note dated June 12, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2001, filed with the Securities and Exchange Commission on September 14, 2001).

10.18

Promissory Note dated August 22, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.19

Promissory Note dated September 10, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.20

Promissory Note dated September 18, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.21

Promissory Note dated October 5, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.22

Promissory Note dated October 9, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.23+	Promissory Note dated November 30, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.24+	Promissory Note dated December 7, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.25+	Promissory Note dated December 28, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.26+	Promissory Note dated January 9, 2002 by RRF Limited Partnership in favor of Rare Earth Development Company.

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000, filed with the Securities and Exchange Commission on May 4, 2001).

99.1	Form of Percentage Lease (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Filed herewith.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended January 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: April 29, 2002	By:	/s/ James F. Wirth
James F. Wirth, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2002	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 29, 2002	/s/ James F. Wirth
James F. Wirth, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2002	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer
(Principal Financial Officer)

Dated: April 29, 2002	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 29, 2002	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 29, 2002	/s/ Edward G. Hill
Edward G. Hill, Trustee

INDEX TO EXHIBITS

Exhibits

3.1

Second Amended and Restated Declaration of Trust dated June 16, 1999, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999, filed with the Securities and Exchange Commission on September 14, 1999).

10.1

First Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

10.2*

Employment Agreement dated as of January 31, 1998, between InnSuites Hospitality Trust and James F. Wirth (incorporated by reference to Exhibit 10(b) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on May 18, 1998).

10.3

Promissory Note dated March 15, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1999, filed with the Securities and Exchange Commission on June 14, 1999).

10.4

Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of James F. Wirth (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange Commission on September 14, 2000).

10.5

Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Steve S. Robson (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange Commission on September 14, 2000).

10.6

Promissory Note dated August 1, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange Commission on September 14, 2000).

10.7

Promissory Note dated August 15, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.8

Promissory Note dated August 29, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.9

Promissory Note dated September 8, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.10

Promissory Note dated September 25, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.11

Promissory Note dated October 19, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.12

Promissory Note dated October 23, 2000 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the Securities and Exchange Commission on December 15, 2000).

10.13

Promissory Note dated December 29, 2000 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10(o) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission on May 4, 2001).

10.14

Promissory Note dated January 26, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10(p) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission on May 4, 2001).

10.15

Promissory Note dated April 27, 2001 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed with the Securities and Exchange Commission on June 14, 2001).

10.16

Promissory Note dated April 27, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, filed with the Securities and Exchange Commission on June 14, 2001).

10.17

Promissory Note dated June 12, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2001, filed with the Securities and Exchange Commission on September 14, 2001).

10.18

Promissory Note dated August 22, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.19

Promissory Note dated September 10, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.20

Promissory Note dated September 18, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.21

Promissory Note dated October 5, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.22

Promissory Note dated October 9, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed with the Securities and Exchange Commission on December 17, 2001).

10.23+	Promissory Note dated November 30, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.24+	Promissory Note dated December 7, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.25+	Promissory Note dated December 28, 2001 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.26+	Promissory Note dated January 9, 2002 by RRF Limited Partnership in favor of Rare Earth Development Company.

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000, filed with the Securities and Exchange Commission on May 4, 2001).

99.1	Form of Percentage Lease (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+	Filed herewith.