Form 10-Q
period 2002-04-30
INNSUITES HOSPITALITY TRUST
filed 2002-06-06
CIK 82473

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2002

Commission File Number 1-7062

INNSUITES HOSPITALITY TRUST
(Exact name of registrant as specified in its charter)

Ohio	34-6647590
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

InnSuites Hotels Centre

1615 E. Northern Ave., Suite 102

Phoenix, AZ 85020

(Address of principal executive offices)

Registrant’s telephone number, including area code: (602) 944-1500

                Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

                Number of outstanding Shares of Beneficial Interest, without par value, as of June 3, 2002: 2,166,934.

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2002	JANUARY 31, 2002
	(UNAUDITED)	(AUDITED)
ASSETS

Hotel Properties, net	$55,262,275	55,626,720
Hotel Properties Held for Sale	6,286,988	6,229,233
Cash and Cash Equivalents	504,173	426,264
Accounts Receivable, net of Allowance for Doubtful Accounts of $0 and $19,285, respectively	884,518	965,875
Prepaid Expenses and Other Assets	828,468	898,085
TOTAL ASSETS	$63,766,422	64,146,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage Notes Payable	$34,876,423	35,202,069
Notes Payable to Banks	2,830,750	3,325,000
Notes and Advances Payable to Related Parties	8,476,673	8,666,360
Other Notes Payable	47,991	71,037
Accounts Payable and Accrued Expenses	3,706,715	3,626,103
TOTAL LIABILITIES	49,938,552	50,890,569

MINORITY INTEREST IN PARTNERSHIP	11,684,966	11,728,792

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 2,134,434 and 2,136,334 shares issued and outstanding at April 30 and January 31, 2002, respectively	3,720,300	3,101,878
Treasury Stock, 702,293 and 700,393 shares, respectively	(1,577,396)	(1,575,062)
TOTAL SHAREHOLDERS’ EQUITY	2,142,904	1,526,816
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,766,422	64,146,177

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2002	2001

REVENUE
Room	$7,522,135	8,066,155
Food and Beverage	493,936	490,561
Telecommunications	65,760	88,250
Interest and Other	175,211	222,630
TOTAL REVENUE	8,257,042	8,867,596
OPERATING EXPENSES
Room	1,703,893	1,909,842
Food and Beverage	406,804	434,851
Telecommunications	74,487	112,350
General and Administrative	1,353,009	1,529,581
Sales and Marketing	650,972	560,313
Repairs and Maintenance	471,875	477,427
Hospitality	315,033	404,014
Utilities	476,856	466,589
Other	113,537	126,020
Expenses Incurred in Acquiring Lessee	—	1,608,482
TOTAL OPERATING EXPENSES	5,566,466	7,629,469
INCOME BEFORE FIXED CHARGES	2,690,576	1,238,127

FIXED CHARGES
Hotel Property Depreciation	745,237	755,993
Real Estate and Personal Property Taxes, Insurance and Ground Rent	460,926	427,655
Interest on Mortgage Notes Payable	718,359	652,236
Interest on Notes Payable to Banks	44,613	228,272
Interest on Notes Payable and Advances to Related Parties	144,073	112,097
Interest on Other Notes Payable	2,771	11,529
TOTAL FIXED CHARGES	2,115,979	2,187,782
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST	574,597	(949,655)

EXTRAORDINARY ITEM
Loss on Early Extinguishment of Debt	—	(576,842)

INCOME (LOSS) BEFORE MINORITY INTEREST	574,597	(1,526,497)
LESS MINORITY INTEREST	(43,825)	(319,294)
NET INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$618,422	(1,207,203)
INCOME (LOSS) PER SHARE — BASIC
Income (Loss) before Extraordinary Item	$0.29	(0.44)
Extraordinary Item	—	(0.13)
NET INCOME (LOSS) PER SHARE — BASIC	$0.29	(0.57)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — Basic	2,135,535	2,131,078
INCOME (LOSS) PER SHARE — DILUTED
Income (Loss) before Extraordinary Item	$0.06	(0.44)
Extraordinary Item	—	(0.13)
NET INCOME (LOSS) PER SHARE — DILUTED	$0.06	(0.57)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	8,909,204	2,131,078

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Shares of Beneficial Interest	$618,422	(1,207,203)
Adjustments to Reconcile Net Income (Loss) Attributable to Shares Of Beneficial Interest to Net Cash Provided by Operating Activities:
Stock Option Compensation Expense	—	13,129
Expenses Incurred in Acquiring the Lessee	—	1,608,482
Minority Interest	(43,825)	(319,294)
Depreciation and Amortization	761,447	804,236
Loss on Disposal of Hotel Property	23,219	—
Changes in Assets and Liabilities, net of Effect of Acquisition of Subsidiary In 2001
Decrease in Accounts Receivable	81,357	340,356
Decrease (Increase) in Prepaid Expenses and Other Assets	53,407	(313,162)
(Increase) Decrease in Accounts Payable and Accrued Expenses	80,612	(693,810)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,574,639	232,734

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Lessee	—	(11,531)
Cash Acquired from Lessee	—	85,294
Improvements and Additions to Hotel Properties	(461,767)	(523,237)
NET CASH USED IN INVESTING ACTIVITIES	$(461,767)	(449,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Mortgage Notes Payable	$(325,646)	(208,726)
Refinancing of Mortgage Notes Payable	—	5,658,276
Borrowings on Mortgage Notes Payable	—	5,100,000
Payments on Notes Payable to Banks	(494,250)	(9,015,124)
Repurchase of Partnership Units	—	(25,838)
Repurchase of Treasury Stock	(2,334)	(14,504)
Other Distributions to Minority Interest Holders	—	(68,480)
Payments on Notes and Advances Payable to Related Parties	(189,687)	(656,679)
Borrowings on Notes and Advances Payable to Related Parties	—	428,000
Borrowings on Other Notes Payable	—	25,839
Payments on Other Notes Payable	(23,046)	(18,857)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(1,034,963)	1,203,907
NET INCREASE IN CASH AND CASH EQUIVALENTS	$77,909	987,167
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$426,264	415,390
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$504,173	1,402,557

See Supplemental Disclosures at Note 8

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) has elected to be taxed as a real estate investment trust (“REIT”) that owns, directly or indirectly, eleven hotels with an aggregate of 1,679 suites in Arizona, southern California and New Mexico.  The hotels operate as InnSuites Hotels.

Until January 31, 1998, the Trust, formerly known as Realty ReFund Trust, specialized in mortgage financing as its investment vehicle, refinancing existing income producing commercial, industrial and multi–unit residential real property by supplementing or replacing existing financing.  The primary refinancing technique that the Trust employed was wrap–around mortgage lending.

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

The Trust’s general partnership interest in the Partnership was 48.73% and 48.48% on April 30, 2002 and 2001, respectively, and the weighted average for the three months ended April 30, 2002 and 2001 was 48.73% and 48.26%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of April 30, 2002, a total of 1,547,305 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,226,364 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,773,669 Shares of Beneficial Interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2002.

2. USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

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

The accounting policies that we believe most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts if management is required to test the asset for recoverability of carrying value of those assets. Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions.

3. REVENUE RECOGNITION

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

For the three months ended April 30, 2002 and 2001, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,773,669 and 6,835,174 for the first three months of fiscal 2003 and 2002, respectively.

For the three months ended April 30, 2002 and 2001, 264,300 and 331,400 stock options, respectively, are not included in the computation of diluted earnings per share since the options are anti-dilutive.

5. ACQUISITION

In December 2000, the Lessee and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the “RMA”).

The RMA, among other things, permitted the Trust to own the stock of a taxable REIT subsidiary (“TRS”) that may engage in businesses previously prohibited by the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties. As such, effective February 1, 2001, the Trust acquired all of the common and preferred stock of the Lessee for $11,531 in cash consideration. The Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational, an affiliate of Wirth, and 67.2% by unrelated parties.

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

In connection with the acquisition of the Lessee, the Trust paid $11,531 for all of the outstanding classes of stock of the Lessee.  The $1.6 million difference between the cash paid to the owners of the Lessee and the estimated value of the net liabilities assumed was recorded as “Expenses Incurred in Acquiring Lessee” (a non-recurring expense) in the Trust’s unaudited consolidated Statements of Operations in the first quarter of fiscal 2002.  Since the Lessee did not have significant operations other than the management of the Hotels and its assets, the transaction did not quality as the acquisition of a “business” for purpose of applying APB Opinion No. 16 — Business Combinations.  Consequently, the difference between the cash paid to the owners of the Lessee and the fair value of the net tangible liabilities acquired was recorded as an operating expense rather than goodwill.

The former management team of the Lessee are now employees of the New Management Company and continues to oversee and manage all activities of the Hotels.

6. NOTES PAYABLE TO BANKS

On April 16, 1998, the Trust obtained a $12 million Credit Facility from Pacific Century Bank (the “Credit Facility”) to assist in its funding of the acquisition and development of additional hotels and for certain other business purposes. Borrowings under the Credit Facility were secured by first mortgages on three of the Hotels. By its terms, the Credit Facility expired on April 16, 2001.

In order to replace the liquidity provided by the Credit Facility, the Trust actively sought individual loans on the Tucson Oracle, Flagstaff and Scottsdale properties that secured the Credit Facility. On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a three-month term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property and used $2.3 million of the net proceeds to settle the remaining balance of the Credit Facility.  The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit expires on June 1, 2003.  Both loans bear interest at the prime rate plus 1.0% (5.75% at April 30, 2002) and require the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and that the Lessee maintain a gross operating profit of 80% of the annual projections provided to the lender.  As of April 30, 2002, the Trust had drawn $1,097,000 on the new line of credit and there was $1,733,750 outstanding on the term loan.

7. RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels. As of April 30, 2002 and 2001, Wirth and his affiliates held 5,226,364 Class B limited partnership units. As of April 30, 2002 and 2001, Wirth and his affiliates held 633,513 and 630,713, respectively, Shares of Beneficial Interest in the Trust.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $20,663 and $218,985 for the three months ended April 30, 2002 and 2001, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.

Notes and advances payable to related parties consist of funds provided by Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $8.5 million and $8.7 million as of April 30, 2002 and January 31, 2002, respectively. The notes and advances payable to related parties consist of the following:

   Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership’s Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months. The final payment is due August 27, 2003. Beginning June 1, 2001, the Trust and Mr. Robson agreed to defer payments until March 2002, when payments resumed as scheduled.  The principal balance as of April 30, 2002 was $511,652.

   Advances and Notes Payable to Wirth and Affiliates

Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments were due annually beginning March 15, 2000. The unpaid principal balance and accrued interest is due on March 15, 2004. The Trust used the proceeds to purchase general partner units in the Partnership. The principal balance as of April 30, 2002 was $2,000,000.

Wirth received an unsecured promissory note that consolidated four outstanding unsecured loans to the Trust totaling $600,000. The loan amounts consolidated were $200,000, $120,000, $30,000 and $250,000, all bearing interest at 7% per year with varying maturities. The loans were used to fund operations, to pay down the outstanding loan to the Partnership and to pay dividends declared October 12, 1999. The unsecured consolidated promissory note from the Trust in the amount of $600,000, bearing interest at 7% per year, became effective August 1, 2000. The unpaid principal balance and accrued interest on the unsecured consolidated promissory note was due on May 15, 2001. However, the term of the note was extended to July 15, 2002. The principal balance as of April 30, 2002 was $600,000.

Wirth made nine unsecured loans to the Trust in the total amount of $2,066,000, during the period from August 15, 2000 to April 27, 2001, all bearing interest at 7% per year. The unpaid principal balances and accrued interest were due ranging from May 15 to July 1, 2001. However, the terms of the loans were extended to July 15, 2002. The Trust used the proceeds to acquire the Albuquerque, New Mexico hotel and to fund operations. The principal balance as of April 30, 2002 was $1,347,000.

On July 27, 2000, the Partnership repurchased 300,000 of the Trust’s shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000. As of April 30, 2002 five of these notes remain outstanding.  The unpaid principal balances and accrued interest are due at various dates ranging from May 27, 2002 to July 27, 2003. The principal balance as of April 30, 2002 was $359,021.

Rare Earth Development Company, owned directly or indirectly by Wirth, made five unsecured loans to the Trust in the total amount of $2,494,000, all bearing interest at 7% per year, effective on dates ranging from December 29, 2000 through June 12, 2001. The unpaid principal balances and accrued interest were due on July 15, 2001. However, the term of the loans were extended to July 15, 2002.  During the third and fourth quarters of fiscal year 2002, Rare Earth Development Company made an additional nine unsecured loans to the Trust in the total amount of $1,434,000, all bearing interest at 7% per year, effective on dates ranging from August 22, 2001 through January 9, 2002.  The unpaid principal balances and accrued interest are due on July 15, 2002.  The Trust used the proceeds to fund operations. The principal balance as of April 30, 2002 was $3,659,000.

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $781,868 and $1,154,000 in cash for interest for the three months ended April 30, 2002 and 2001, respectively.

9. EXTRAORDINARY ITEM

The Trust refinanced its Ontario, California property paying $576,842 in prepayment penalties on April 18, 2001. The Trust classified the prepayment penalty as an extraordinary loss. There were no such charges in the current period.

10. ASSETS HELD FOR SALE

In August 2001, the Trust listed its Scottsdale and Flagstaff properties for sale. The market value of these properties exceeds the carrying value. The Trust does not expect to incur losses if these properties are sold. The Trust may or may not be successful in selling these properties during the listing period.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust has elected to be taxed as a real estate investment trust (“REIT”), which owns the sole general partner’s interest in the Partnership. In order for the Trust to qualify as a REIT under prior provisions of the Internal Revenue Code of 1986, as amended (the “Code”), neither the Trust nor the Partnership could operate the Hotels. Therefore, each of the Hotels was leased to and operated by the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee also holds the franchise agreement for each Hotel. Prior to February 1, 2001, the Lessee was owned 23% by Marc E. Berg,

Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Wirth and his spouse. Effective February 1, 2001, however, the Lessee became a wholly-owned subsidiary of the Trust. See Note 5 - Acquisition.

The Trust’s principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments from the Lessee pursuant to the Percentage Leases. The Lessee’s ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. As a result of the Trust’s acquisition of the Lessee as of February 1, 2001, any profits earned by the Lessee in its operation of the Hotels may be distributed to the Trust.

Accounting Matters

In April 2002, the FASB issued FASB Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”), which requires that gains and losses recognized on the extinguishment of debt must meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to be classified as extraordinary items.  The provisions regarding the classification of gains and losses on the extinguishment of debt are required to be applied to all periods being presented.  The Trust is required to adopt Statement 145 no later than the year beginning after May 15, 2002, and plans to adopt its provisions for the quarter ending July 31, 2002.  Management does not expect the adoption of Statement 145 to have a material impact on the Trust’s consolidated financial statements.

FINANCIAL RESULTS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the three months ended April 30, 2002, base rent and percentage rent in the aggregate amount of $2.1 million was earned and paid by the Lessee to the Trust. However, percentage rent revenue is eliminated in consolidation of the Trust. The principal determinant of percentage rent is the Lessee’s room revenues at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Percentage Leases. ADR increased $2.39 to $73.93 for the first three months of fiscal 2003 compared to $71.54 for the first three months of fiscal 2002. Occupancy decreased 3.3% to 68.5% for the first three months of fiscal 2003  compared to 71.8% for the first three months of fiscal 2002 due primarily to an oversupply of rooms in the Arizona markets and the negative impact on the hospitality industry from the events of September 11, 2001. This resulted in a decrease in REVPAR of $0.74 to $50.64 for the first three months of fiscal 2003 compared to $51.38 for the first three months of fiscal 2002.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE THREE MONTHS ENDED APRIL 30,
	2002	2001

OCCUPANCY	68.5%	71.8%
AVERAGE DAILY RATE (ADR)	$73.93	71.54
REVENUE PER AVAILABLE ROOM (REVPAR)	$50.64	51.38

No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the three months ended April 30, 2002 compared to the three months ended April 30, 2001.

For the three months ended April 30, 2002 compared to the three months ended April 30, 2001, total Trust revenue decreased $611,000, or 6.9%, to $8.3 million from $8.9 million, respectively, primarily due to a sluggish economic environment. Percentage rent earned and paid to the Trust by the Lessee for the three months ended April 30, 2002 was $2.1 million, which was eliminated in consolidation.

Total expenses decreased $2.1 million, or 21.7%, to $7.7 million from $9.8 million when comparing the three months ended April 30, 2002 and 2001, respectively.  Total operating expenses also decreased $2.1 million, or 27.0%, to $5.6 million from $7.6 million for the three months ended April 30, 2002 and 2001, respectively.  These decreases were primarily due to the one-time expense of $1.6 million incurred by the Trust to acquire the Lessee in fiscal year 2002 and reduced costs due to lower occupancy at the Hotels during the first quarter of fiscal year 2003.

General and administrative expenses decreased $177,000, or 11.5%, to $1.4 million during the three months ended April 30, 2002 from $1.5 million during the prior year due primarily to payroll and other savings from the centralization of accounting functions and a reduction in franchise fees paid by the Lessee.

Sales and marketing expenses increased $91,000, or 16.2%, to $651,000 from $560,000 during the three months ended April 30, 2002 and 2001, respectively.  The increase was primarily due to increased advertising and sales initiatives during the first quarter of fiscal year 2003.

Expenses Incurred in Acquiring the Lessee for the three months ended April 30, 2001 relate to the assumption of the net liabilities of the Lessee by the Trust.  No similar costs were incurred in the first quarter of fiscal year 2003.

For the three months ended April 30, 2002 and 2001, real estate and personal property taxes, insurance and ground rent increased $33,000, or 7.8%, to $461,000 from $428,000, respectively. The increase was due to increased property tax assessments and increased insurance costs.

Total interest expense decreased $94,000, or 9.4%, to $910,000 from $1.0 million comparing the three months ended April 30, 2002 and 2001, respectively. Interest on mortgage notes payable increased $66,000, or 10.1%, to $718,000 from $652,000 comparing the three months ended April 30, 2002 and 2001, respectively. The increase was primarily due to the refinancing of the Ontario, California property and the incurrence of the new mortgage on the Tucson (Oracle), Arizona property during April 2001.  Interest on notes payable to banks decreased $184,000, or 80.5%, to $45,000 from $228,000 comparing the three months ended April 30, 2002 and 2001, respectively. The decrease was primarily due to the replacement of the $12 million Credit Facility with mortgages on certain Hotels. Interest on notes payable and advances payable to related parties increased $32,000 to $144,000 from $112,000 due to additional loans from Wirth and his affiliates during fiscal year 2002.

Funds from Operations (FFO)

The Trust notes that industry analysts and investors use Funds From Operations (“FFO”) as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about the Trust’s cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended January 1, 2000, which is calculated (in the Trust’s case) as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust’s cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust’s FFO may not be comparable to other companies’ FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	FUNDS FROM OPERATIONS
	FOR THE THREE MONTHS ENDED APRIL 30,
	(UNAUDITED)
	(amounts in thousands)
	2002	2001

Net Income (Loss) Attributable to Shares of Beneficial Interest	$618	(1,207)
Hotel Property Depreciation	745	756
Extraordinary Item	—	577
Loss on Disposal	23	—
Minority Interest Share of Depreciation, Loss on Disposal and Extraordinary Item	(394)	(690)
Funds from Operations (FFO)	$992	(564)

One-Time Lessee Purchase Charge	—	1,608
Recurring FFO	$992	1,044

Recurring FFO decreased to approximately $992,000 compared to approximately $1.0 million for the first three months of fiscal 2003 and 2002, respectively. The decrease of approximately $52,000, or 5.0%, was attributable to the decreased revenue caused by a sluggish economic environment, which was largely mitigated by cost containment programs at the Hotels.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership and, effective February 1, 2001, the Lessee, the Trust has its proportionate share of the benefits and obligations of the Partnership’s ownership interests and the Lessee’s operational interests in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cashflows. The Partnership’s principal source of cash is rent payments from the Lessee under the Percentage Leases. The Lessee’s principal source of cash is guest room revenue. The Lessee’s obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flows from Hotel operations. Pursuant to the restrictions contained in certain credit agreements, Partnership distributions to the Trust during fiscal year 2003 are limited to an amount equal to $0.01 per outstanding Share of Beneficial Interest.

On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the $12 million Credit Facility obtained by the Trust on April 16, 1998 from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a term loan in the amount $1,825,000 secured by the Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property. The Trust used $2.3 million of the proceeds to settle the remaining balance of the Credit Facility. The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit matures on June 1, 2003.  Both loans bear interest at the prime rate plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and the Lessee to maintain a gross operating profit of 80% of the annual projections provided to the lender. In addition, management fee payments to the New Management Company and licensing fee payments to InnSuites Licensing Corp. will be suspended for a period of five months beginning May 1, 2002 and may resume after September 30, 2002 upon future compliance with the debt coverage ratio, the Partnership is restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003, and the Trust has committed to not spend more than $1.4 million on capital expenditures during fiscal year 2003.  As of April 30, 2002, the Trust had drawn $1,097,000 on the new line of credit and there was $1,733,750 outstanding on the term loan.

On April 28, 2001, the mortgage note payable to Bank One on the Tucson St. Mary’s property matured. The outstanding principal balance was $3,762,839. Bank One extended the loan, waiving principal and interest payments until December 31, 2001, provided the Trust pay $3.6 million to settle the loan in full on or before December 31, 2001. On December 28, 2001, the Trust refinanced its Tucson St. Mary’s property and used $3.6 million of the net proceeds to fully satisfy the Bank One mortgage note, which resulted in an extraordinary gain of $255,000. The new mortgage note in the amount of $3.6 million bears interest at the prime rate plus 1.0% and matures on February 1, 2005. The mortgage agreement requires the Trust to maintain a debt coverage ratio of not less than 1.5 to 1.0.

                The Trust has $5.8 million of principal due and payable in fiscal year 2003 under notes and advances payable to Wirth and his affiliates. During the three months ended April 30, 2002, the Trust repaid $148,000 to Wirth and his affiliates.

                In August 2001, the Trust listed its Scottsdale and Flagstaff properties for sale. The Trust does not expect to incur losses if these properties are sold. The Trust may or may not be successful in selling these properties during the listing period.

                The Trust intends to acquire and develop additional hotels and expects to incur indebtedness to fund those acquisitions and developments. The Trust may also incur indebtedness to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flows from the Trust’s investments are insufficient to make the required distributions.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”) from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee’s revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the three months ended April 30, 2002, the Hotels spent approximately $462,000 for capital expenditures. These amounts have been capitalized and are being depreciated over their estimated useful lives. Pursuant to restrictions contained in certain credit agreements, however, the Partnership may not spend more than $1.4 million on capital expenditures during fiscal year 2003.  The Lessee also spent approximately $472,000 during the three months ended April 30, 2002 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2002, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended April 30, 2002, the Trust acquired 1,900 Shares of Beneficial Interest in open market transactions at an average price of $1.23 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.

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

SEASONALITY

The Hotels’ operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenue. The hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business. To the extent that cash flows from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or meet operating needs. No assurance can be given that the Trust will make distributions in the future.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. Those forward-

looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s continued qualification as a REIT; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations. The words and phrases “looking ahead”, “we are confident”, “should be”, “will be”, “predicted”, “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements.

These forward-looking statements reflect the Trust’s current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to: fluctuations in hotel occupancy rates; changes in room rental rates which may be charged by the Lessee in response to market rental rate changes or otherwise; interest rate fluctuations; changes in federal income tax laws and regulations; competition; any changes in the Trust’s financial condition or operating results due to acquisitions or dispositions of hotel properties; real estate and hospitality market conditions; hospitality industry factors; terrorist attacks and other acts of war; and local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry, or the markets in which the Trust operates or will operate. The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-Q relating to the operations of the Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust’s real estate investment portfolio and operations. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust’s debt structure during the three months ended April 30, 2002.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS.

None.

(b)	REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended April 30, 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2002	INNSUITES HOSPITALITY TRUST (Registrant)

	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer