Form 10-Q
period 2002-07-31
INNSUITES HOSPITALITY TRUST
filed 2002-09-06
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of outstanding Shares of Beneficial Interest, without par value, as of August 31, 2002: 2,001,091.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JULY 31, 2002	JANUARY 31, 2002
	(UNAUDITED)	(AUDITED)
ASSETS

Hotel Properties, net	$54,882,696	55,626,720
Hotel Properties Held for Sale	6,317,286	6,229,233
Cash and Cash Equivalents	1,216,162	426,264
Accounts Receivable, net of Allowance for Doubtful Accounts of $0 and $19,285, respectively	834,844	965,875
Prepaid Expenses and Other Assets	973,699	898,085
TOTAL ASSETS	$64,224,687	64,146,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage Notes Payable	$35,531,913	35,202,069
Notes Payable to Banks	3,233,750	3,325,000
Notes and Advances Payable to Related Parties	10,029,257	8,666,360
Other Notes Payable	196,310	71,037
Accounts Payable and Accrued Expenses	3,252,356	3,626,103
TOTAL LIABILITIES	52,258,587	50,890,569

MINORITY INTEREST IN PARTNERSHIP	10,887,328	11,728,792

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 2,004,091 and 2,136,334 shares issued and outstanding at July 31 and January 31, 2002, respectively	2,902,134	3,101,878
Treasury Stock, 832,636 and 700,393 shares, respectively	(1,823,362)	(1,575,062)
TOTAL SHAREHOLDERS’ EQUITY	1,078,772	1,526,816
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,224,687	64,146,177

See accompanying notes to unaudited

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2002	2001

REVENUE
Room	$13,507,830	14,079,984
Food and Beverage	824,199	907,784
Telecommunications	110,304	144,697
Interest and Other	476,815	576,701
TOTAL REVENUE	14,919,148	15,709,166
OPERATING EXPENSES
Room	3,437,585	3,660,040
Food and Beverage	779,839	775,913
Telecommunications	159,886	226,658
General and Administrative	2,850,743	2,969,077
Sales and Marketing	1,158,515	1,137,564
Repairs and Maintenance	944,226	941,296
Hospitality	635,296	773,968
Utilities	981,477	973,467
Other	237,524	260,248
Expenses Incurred in Acquiring Lessee	—	1,608,482
TOTAL OPERATING EXPENSES	11,185,091	13,326,713
INCOME BEFORE FIXED CHARGES	3,734,057	2,382,453

FIXED CHARGES
Hotel Property Depreciation	1,508,765	1,593,230
Real Estate and Personal Property Taxes, Insurance and Ground Rent	921,507	849,650
Interest on Mortgage Notes Payable	1,432,558	1,365,839
Interest on Notes Payable to Banks	92,607	275,854
Interest on Notes Payable and Advances to Related Parties	298,605	231,964
Interest on Other Notes Payable	2,433	25,834
TOTAL FIXED CHARGES	4,256,475	4,342,371
LOSS BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST	(522,418)	(1,959,918)

EXTRAORDINARY ITEM
Loss on Early Extinguishment of Debt	—	(576,842)

LOSS BEFORE MINORITY INTEREST	(522,418)	(2,536,760)
LESS MINORITY INTEREST	(410,745)	(639,196)
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(111,673)	(1,897,564)
LOSS PER SHARE — BASIC AND DILUTED
Income (Loss) before Extraordinary Item	$(0.05)	(0.76)
Extraordinary Item	—	(0.13)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.05)	(0.89)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — Basic and Diluted	2,145,552	2,139,487

See accompanying notes to unaudited

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2002	2001

REVENUE
Room	$5,985,695	6,013,828
Food and Beverage	330,263	417,223
Telecommunications	44,544	56,447
Interest and Other	301,604	354,072
TOTAL REVENUE	6,662,106	6,841,570
OPERATING EXPENSES
Room	1,733,692	1,750,198
Food and Beverage	373,035	341,062
Telecommunications	85,399	114,308
General and Administrative	1,497,734	1,439,496
Sales and Marketing	507,543	577,251
Repairs and Maintenance	472,351	463,869
Hospitality	320,263	369,954
Utilities	504,621	506,878
Other	123,987	134,228
TOTAL OPERATING EXPENSES	5,618,625	5,697,244
INCOME BEFORE FIXED CHARGES	1,043,481	1,144,326

FIXED CHARGES
Hotel Property Depreciation	763,528	837,237
Real Estate and Personal Property Taxes, Insurance and Ground Rent	460,581	421,995
Interest on Mortgage Notes Payable	714,199	713,603
Interest on Notes Payable to Banks	47,994	42,284
Interest on Notes Payable and Advances to Related Parties	152,932	119,867
Interest on Other Notes Payable	1,262	19,603
TOTAL FIXED CHARGES	2,140,496	2,154,589

LOSS BEFORE MINORITY INTEREST	(1,097,015)	(1,010,263)
LESS MINORITY INTEREST	(366,016)	(319,905)
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(730,999)	(690,358)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.34)	(0.32)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING — Basic and Diluted	2,155,569	2,147,896

See accompanying notes to unaudited

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest	$(111,673)	(1,897,564)
Adjustments to Reconcile Net Loss Attributable to Shares Of Beneficial Interest to Net Cash Provided by Operating Activities:
Stock Option Compensation Expense	—	26,258
Expenses Incurred in Acquiring the Lessee	—	1,608,482
Minority Interest	(410,745)	(639,196)
Depreciation and Amortization	1,536,622	1,625,108
Loss on Disposal of Hotel Property	43,107	—
Changes in Assets and Liabilities, net of Effect of Acquisition of Subsidiary In 2001
Decrease in Accounts Receivable	131,031	168,398
Increase in Prepaid Expenses and Other Assets	(108,034)	(626,933)
(Increase) Decrease in Accounts Payable and Accrued Expenses	517,741	(12,585)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,598,049	251,968

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Lessee	—	(11,531)
Cash Acquired from Lessee	—	85,294
Improvements and Additions to Hotel Properties	(891,338)	(1,209,127)
NET CASH USED IN INVESTING ACTIVITIES	$(891,338)	(1,135,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Mortgage Notes Payable	$(652,746)	(491,435)
Refinancing of Mortgage Notes Payable	982,590	5,658,276
Borrowings on Mortgage Notes Payable	—	5,100,000
Payments on Notes Payable to Banks	(91,250)	(11,300,000)
Repurchase of Partnership Units	(2,788)	(25,838)
Repurchase of Treasury Stock	(20,161)	(24,191)
Other Distributions to Minority Interest Holders	—	(68,480)
Payments on Notes and Advances Payable to Related Parties	(244,231)	(1,495,347)
Borrowings on Notes and Advances Payable to Related Parties	143,500	1,331,000
Borrowings on Other Notes Payable	—	25,839
Payments on Other Notes Payable	(31,727)	(40,773)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$83,187	1,624,292
NET INCREASE IN CASH AND CASH EQUIVALENTS	$789,898	740,896
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$426,264	415,390
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,216,162	1,156,286

See Supplemental Disclosures at Note 8

See accompanying notes to unaudited

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 2002 AND 2001

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) has elected to be taxed as a real estate investment trust (“REIT”) that owns, directly or indirectly, eleven hotels with an aggregate of 1,680 suites in Arizona, southern California and New Mexico.  The hotels operate as InnSuites Hotels.

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the “Partnership”), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership capital to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 Shares of Beneficial Interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. which owned a hotel located in Scottsdale, Arizona (“InnSuites Hotels Scottsdale”). These seven hotels are collectively referred to as the “Initial Hotels.” The Initial Hotels, together with subsequent hotel acquisitions, are referred to herein as the “Hotels.” The Hotels are leased to InnSuites Hotels, Inc. (the “Lessee”), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent (“Base Rent”) or a percentage rent based on the gross revenue of each Hotel. The Lessee also holds the franchise agreement for each Hotel. As of February 1, 2001, the Trust acquired 100% of the ownership interests of the Lessee, which was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust (“Wirth”) and his spouse, and 67.2% by unrelated third parties.

The Trust’s general partnership interest in the Partnership was 50.68% and 48.48% on July 31, 2002 and 2001, respectively, and the weighted average for the six months ended July 31, 2002 and 2001 was 48.88% and 48.37%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of July 31, 2002, a total of 1,515,594 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,000,974 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,516,568 Shares of Beneficial Interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2002.

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

For the six months ended July 31, 2002 and 2001, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,754,176 and 6,820,543 for the first six months of fiscal 2003 and 2002, respectively.

For the six months ended July 31, 2002 and 2001, 262,800 and 307,400 stock options, respectively, are not included in the computation of diluted earnings per share since the options are anti-dilutive.

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

In order to replace the liquidity provided by the Credit Facility, the Trust actively sought individual loans on the Tucson Oracle, Flagstaff and Scottsdale properties that secured the Credit Facility. On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a three-month term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property and used $2.3 million of the net proceeds to settle the remaining balance of the Credit Facility.  The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit expires on June 1, 2003.  Both loans bear interest at the prime rate plus 1.0% (5.75% at July 31, 2002) and require the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and that the Lessee maintain a gross operating profit of 80% of the annual projections provided to the lender.  As of July 31, 2002, the Trust had drawn $1,500,000 on the new line of credit and there was $1,733,750 outstanding on the term loan.  Subsequently, on August 1, 2002 the Trust made a payment to reduce the line of credit by $500,000.

7. RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels. As of July 31, 2002 and 2001, Wirth and his affiliates held 5,000,974 and 5,226,364, respectively, Class B limited partnership units. As of July 31, 2002 and 2001, Wirth and his affiliates held 450,000 and 633,513, respectively, Shares of Beneficial Interest in the Trust.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $28,373 and $222,047 for the six months ended July 31, 2002 and 2001, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.

Notes and advances payable to related parties consist of funds provided by Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $10.0 million and $8.7 million as of July 31, 2002 and January 31, 2002, respectively. The notes and advances payable to related parties consist of the following:

Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership’s Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months with the final payment due August 27, 2003. Beginning May 15, 2002, the Trust and Mr. Robson agreed to defer payments until May 27, 2003, when payments will resume as scheduled.  The principal balance as of July 31, 2002 was $533,674.

Advances and Notes Payable to Wirth and Affiliates

Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments were due annually beginning March 15, 2000. The unpaid principal balance and accrued interest was to be paid on March 15, 2004, however, the note was amended on June 1, 2002. Under the new amendment, $500,000 is due on March 15, 2004 and the remaining principal balance of $1.5 million plus accrued interest is due on March 15, 2005. The Trust used the proceeds to purchase general partner units in the Partnership. The principal balance as of July 31, 2002 was $2,000,000.

On July 27, 2000, the Partnership repurchased 300,000 of the Trust’s shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000. As of July 31, 2002 five of these notes remain outstanding.  The unpaid principal balances and accrued interest were to be due at various dates ranging from May 27, 2002 to July 27, 2003. However, the Trust and Wirth agreed to defer payments on the notes until May 27, 2003, when payments are to resume as scheduled. The principal balance as of July 31, 2002 was $282,454.

On May 1, 2002, Wirth received an unsecured promissory note from the Trust for interest due and payable totaling $158,667.  The unsecured promissory note bears interest at 7% per year and matures on March 15, 2004.  The unpaid principal balance as of July 31, 2002 was $158,667.

On July 15, 2002, Wirth received an unsecured promissory note that consolidated ten outstanding unsecured loans to the Trust totaling $1,947,000.  The loans were used to fund operations, acquire the Albuquerque, New Mexico property, pay down an outstanding loan to the Partnership and pay dividends declared October 12, 1999.  The unsecured promissory note bears interest at 7% per year.  The unpaid principal balance and accrued interest is amortized over 36 months and matures on July 15, 2006.  The principal balance as of July 31, 2002 was $1,947,000.

On July 15, 2002, Rare Earth Development Company, owned directly or indirectly by Wirth, received an unsecured promissory note from the Partnership which consolidated fifteen outstanding loans totaling $3,802,500. The Trust used the proceeds to fund operations. The unsecured promissory note bears interest at 7% per year and is amortized over 48 months and matures on July 15, 2007.  The principal balance as of July 31, 2002 was $3,802,500.

On July 15, 2002, Wirth received an unsecured promissory note from the Trust for interest due and payable totaling $200,153.  The unsecured promissory note bears interest at 7% per year and matures on July 15, 2006.  The unpaid principal balance as of July 31, 2002 was $200,153.

On July 15, 2002, Rare Earth Development Company, owned directly or indirectly by Wirth, received an unsecured promissory note from the Partnership for interest due and payable totaling $311,809.  The unsecured promissory note bears interest at 7% per year and matures on July 15, 2007.  The unpaid principal balance as of July 31, 2002 was $311,809.

On July 25, 2002, the Trust purchased 225,390 Class B Partnership Units in the Partnership from Hulsey Hotels Corporation, an affiliate of Wirth, for $439,511, issuing a secured promissory note for $438,000 and $1,511 cash.  The promissory note is secured by the purchased units.  The secured promissory note bears interest at 7% per year and matures on July 25, 2006, with interest only payments beginning on August 1, 2002 and monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of July 31, 2002 was $438,000.

On July 26, 2002, the Trust repurchased 118,513 Shares of Beneficial Interest in the Trust from Wirth for $231,100, issuing a secured promissory note for $230,000 and $1,100 cash.  The promissory note is secured by the repurchased shares.  The secured promissory note bears interest at 7% per year and is amortized over 48 months, with the interest only payments beginning on August 1, 2002 and monthly principal and interest payments to begin on April 1, 2003.  The principal balance as of July 31, 2002 was $230,000.

On July 26, 2002, the Lessee purchased 65,000 Shares of Beneficial Interest in the Trust from Wirth for $126,750, issuing an unsecured promissory note for $125,000 and $1,750 cash.  The unsecured promissory note bears interest at 7% per year and is amortized over 48 months, with interest only payments beginning on August 1, 2002 and monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of July 31, 2002 was $125,000.

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,548,914 and $1,918,725 in cash for interest for the six months ended July 31, 2002 and 2001, respectively.

The Trust issued promissory notes in the amount of $355,000 to acquire 183,513 Shares of Beneficial Interest from Wirth and affiliates.

The Trust issued a promissory note in the amount of $79,000 to acquire 31,711 Class A Partnership units from a third party.

The Trust issued a promissory note in the amount of $78,000 to acquire 40,500 Shares of Beneficial Interest from a third party.

The Trust issued a promissory note in the amount of $438,000 to acquire 225,390 Class B Partnership units from Hulsey Hotels Corporation, an affiliate of Wirth.

The Trust issued 36,000 Shares of Beneficial Interest to the Trustees to satisfy fees owed for their services which totaled $80,858.

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

FINANCIAL RESULTS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Percentage Leases provide for the payment of base rent and percentage rent. For the six months ended July 31, 2002, base rent and percentage rent in the aggregate amount of $3.7 million was earned and paid by the Lessee to the Trust. However, rent revenue is eliminated in consolidation of the Trust. The principal determinant of percentage rent is the Lessee’s room revenues at the Hotels, as defined by the Percentage Leases.

Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Percentage Leases. Occupancy, ADR and REVPAR remained at the same levels as in the prior year.  Although room revenue decreased, a reduction in the number of available rooms held occupancy and REVPAR at similar levels as in the prior year.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE SIX MONTHS ENDED JULY 31,
	2002	2001
OCCUPANCY	64.9%	64.9%
AVERAGE DAILY RATE (ADR)	$69.02	69.02
REVENUE PER AVAILABLE ROOM (REVPAR)	$44.78	44.78

No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE SIX MONTHS ENDED JULY 31, 2002

COMPARED TO THE SIX MONTHS ENDED JULY 31, 2001.

For the six months ended July 31, 2002 compared to the six months ended July 31, 2001, total Trust revenue decreased $790,000, or 5.0%, to $14.9 million from $15.7 million, respectively, primarily due to a sluggish economic environment. Rent revenue earned and paid to the Trust by the Lessee for the six months ended July 31, 2002 was $3.7 million, which was eliminated in consolidation.

Total expenses decreased $2.2 million, or 12.6%, to $15.4 million from $17.7 million when comparing the six months ended July 31, 2002 and 2001, respectively.  Total operating expenses also decreased $2.1 million, or 16.1%, to $11.2 million from $13.3 million for the six months ended July 31, 2002 and 2001, respectively.  These decreases were primarily due to the one-time expense of $1.6 million incurred by the Trust to acquire the Lessee in fiscal year 2002 and reduced costs due to a lower number of occupied rooms at the Hotels during the first six months of fiscal year 2003.

General and administrative expenses decreased $118,000, or 4.0%, to $2.9 million during the six months ended July 31, 2002 from $3.0 million during the prior year due primarily to a reduction in franchise fees paid by the Lessee.

Expenses Incurred in Acquiring the Lessee for the six months ended July 31, 2001 relate to the assumption of the net liabilities of the Lessee by the Trust.  Similar costs were not incurred in the first six months of fiscal year 2003.

For the six months ended July 31, 2002 and 2001, real estate and personal property taxes, insurance and ground rent increased $72,000, or 8.5%, to $922,000 from $850,000, respectively. The increase was due to increased property tax assessments and increased insurance costs.

Total interest expense decreased $73,000, or 3.9%, to $1.8 million from $1.9 million comparing the six months ended July 31, 2002 and 2001, respectively. Interest on mortgage notes payable increased slightly by $67,000, or 4.9%, over the prior year period.  The increase was primarily due to the refinancing of the Ontario, California property and new mortgage financing on the Tucson (Oracle), Arizona property during April 2001.  Interest on notes payable to banks decreased $183,000, or 66.4%, to $93,000 from $276,000 comparing the six months ended July 31, 2002 and 2001, respectively. The decrease was primarily due to the replacement of the $12 million Credit Facility with mortgages on certain Hotels. Interest on notes payable and advances payable to related parties increased $67,000 to $299,000 from $232,000 due to additional loans from Wirth and his affiliates during the last six months of fiscal year 2002.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED JULY 31, 2002

COMPARED TO THE THREE MONTHS ENDED JULY 31, 2001.

For the three months ended July 31, 2002 compared to the three months ended July 31, 2001, total Trust revenue decreased $179,000, or 2.6%, to $6.7 million from $6.8 million, respectively, primarily due to a sluggish economic environment. Rent revenue earned and paid to the Trust by the Lessee for the three months ended July 31, 2002 was $1.6 million, which was eliminated in consolidation.

Total expenses decreased $93,000, or 1.2%, to $7.8 million from $7.9 million when comparing the three months ended July 31, 2002 and 2001, respectively.  Total operating expenses decreased $79,000, or 1.4%, to $5.6 million from $5.7 million for the three months ended July 31, 2002 and 2001, respectively.  These decreases were primarily due to reduced costs due to a lower number of occupied rooms at the Hotels during the second quarter of fiscal year 2003.

General and administrative expenses increased $58,000, or 4.0%, to $1.5 million during the three months ended July 31, 2002 from $1.4 million during the prior year due primarily to the recognition of unamortized loan fees relating to the mortgage note on the Tucson St. Mary’s property when the note was refinanced.

Sales and marketing expenses decreased $70,000, or 12.1%, to $508,000 from $577,000 during the three months ended July 31, 2002 and 2001, respectively.  The decrease was primarily due to reduced advertising costs.

For the three months ended July 31, 2002 and 2001, real estate and personal property taxes, insurance and ground rent increased $39,000, or 9.1%, to $461,000 from $422,000, respectively. The increase was due to increased property tax assessments and increased insurance costs.

Total interest expense increased $21,000, or 2.3%, to $916,000 from $895,000 million comparing the three months ended July 31, 2002 and 2001, respectively. Interest on mortgage notes payable of $714,000 was consistent with the prior year period. Interest on notes payable to banks of $48,000 also was consistent with the prior year period. Interest on notes payable and advances payable to related parties increased $33,000 to $153,000 from $120,000 due to additional loans from Wirth and his affiliates during the last six months of fiscal year 2002.

FUNDS FROM OPERATIONS (FFO)

The Trust recognizes that industry analysts and investors use Funds From Operations (“FFO”) as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about the Trust’s cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended January 1, 2000, which is calculated (in the Trust’s case) as net income (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust’s cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust’s FFO may not be comparable to other companies’ FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	FUNDS FROM OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, (UNAUDITED) (amounts in thousands)
	2002	2001

Net Income (Loss) Attributable to Shares of Beneficial Interest	$(112)	(1,898)
Hotel Property Depreciation	1,509	1,593
Extraordinary Item	—	577
Loss on Disposal	43	—
Minority Interest Share of Depreciation, Loss on Disposal and Extraordinary Item	(793)	(1,119)
Funds from Operations (FFO)	$647	(847)

One-Time Lessee Purchase Charge	—	1,608
Recurring FFO	$647	761

Recurring FFO decreased to approximately $647,000 compared to approximately $761,000 for the first six months of fiscal 2003 and 2002, respectively. The decrease of approximately $114,000, or 15.0%, was primarily due to the decreased revenue caused by a sluggish economic environment, which was largely mitigated by cost control programs at the Hotels.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership and, effective February 1, 2001, the Lessee, the Trust has its proportionate share of the benefits and obligations of the Partnership’s ownership interests and the Lessee’s operational interests in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flows. The Partnership’s principal source of cash is rent payments from the Lessee under the Percentage Leases. The Lessee’s principal source of cash is guest room revenue. The Lessee’s obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flows from Hotel operations. Pursuant to the restrictions contained in certain credit agreements, Partnership distributions to the Trust during fiscal year 2003 are limited to an amount equal to $0.01 per outstanding Share of Beneficial Interest.

On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the $12 million Credit Facility obtained by the Trust on April 16, 1998 from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a term loan in the amount $1,825,000 secured by the Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property. The Trust used $2.3 million of the proceeds to settle the remaining balance of the Credit Facility. The term loan matured on October 1, 2001 and was extended through November 1, 2002.  The line of credit matures on June 1, 2003.  Both loans bear interest at the prime rate plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and the Lessee to maintain a gross operating profit of 80% of the annual projections provided to the lender. In addition, management fee payments to the New Management Company and licensing fee payments to InnSuites Licensing Corp. will be suspended for a period of five months beginning May 1, 2002 and may resume after September 30, 2002 if the Trust meets certain thresholds set by the lender, the Partnership is restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003, and the Trust has committed to not spend more than $1.4 million on capital expenditures during fiscal year 2003.  As of July 31, 2002, the Trust had drawn $1,500,000 on the new line of credit and there was $1,733,750 outstanding on the term loan. Subsequently, on August 1, 2002 the Trust made a payment to reduce the line of credit by $500,000.

On July 29, 2002, the Trust refinanced its mortgage note payable on the Tucson St. Mary’s property. The new mortgage note in the amount of $4.5 million bears interest at the prime rate plus 1.0% (5.75% at July 31, 2002) and matures on July 29, 2009.  The Trust received net cash proceeds of approximately $922,000 from the refinance.

The Trust has no principal due and payable in fiscal year 2003 under notes and advances payable to Wirth and his affiliates. During the six months ended July 31, 2002, the Trust repaid $224,000 to Wirth and his affiliates.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”) from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee’s revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the six months ended July 31, 2002, the Hotels spent approximately $891,000 for capital expenditures. These amounts have been capitalized and are being depreciated over their estimated useful lives. Pursuant to restrictions contained in certain credit agreements, however, the Partnership may not spend more than $1.4 million on capital expenditures during fiscal year 2003.  The Lessee also spent approximately $944,000 during the six months ended July 31, 2002 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2002, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the six months ended July 31, 2002, the Trust acquired 9,230 Shares of Beneficial Interest in open market transactions at an average price of $2.07 per share, and obtained an additional

40,500 Shares of Beneficial Interest in privately negotiated transactions at an average price of $1.95 and 31,711 limited partnership units in privately negotiated transactions at an average price of $2.50.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust’s real estate investment portfolio and operations. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust’s debt structure during the six months ended July 31, 2002.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           EXHIBITS.

EXHIBIT NUMBER	EXHIBIT
10.1	Addendum to Note Due dated June 1, 2002 amending that certain Promissory Note dated March 15, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth.

10.2	Promissory Note dated May 1, 2002 by InnSuites Hospitality Trust in favor of James F. Wirth.

10.3	Promissory Note dated July 15, 2002 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.4	Promissory Note dated July 15, 2002 by InnSuites Hospitality Trust in favor of James F. Wirth.

10.5	Promissory Note dated July 15, 2002 by RRF Limited Partnership in favor of Rare Earth Development Company.

10.6	Promissory Note dated July 15, 2002 by InnSuites Hospitality Trust in favor of James F. Wirth.

10.7	Promissory Note dated July 25, 2002 by InnSuites Hospitality Trust in favor of Hulsey Hotels Corporation.

10.8	Promissory Note dated July 26, 2002 by InnSuites Hotels Inc. in favor of James F. Wirth.

10.9	Promissory Note dated July 26, 2002 by InnSuites Hospitality Trust in favor of James F. Wirth.

99.1	Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2002	INNSUITES HOSPITALITY TRUST (Registrant)

	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer

CERTIFICATIONS

I, James F. Wirth, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of InnSuites Hospitality Trust;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ James F. Wirth
Name: James F. Wirth
Title: Chairman, President and Chief Executive Officer

I, Anthony B. Waters, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of InnSuites Hospitality Trust;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	/s/ Anthony B. Waters
Name: Anthony B. Waters
Title: Chief Financial Officer