Form 10-Q
period 2002-10-31
INNSUITES HOSPITALITY TRUST
filed 2002-12-09
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

                Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

                Number of outstanding Shares of Beneficial Interest, without par value, as of November 30, 2002: 1,984,391.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2002	JANUARY 31, 2002
	(UNAUDITED)	(AUDITED)
ASSETS
Hotel Properties, net	$54,590,859	55,626,720
Hotel Properties Held for Sale, net	6,404,544	6,229,233
Cash and Cash Equivalents	503,028	426,264
Accounts Receivable, net of Allowance for Doubtful Accounts of $10,370 and $19,285, respectively	713,006	965,875
Prepaid Expenses and Other Assets	978,493	898,085
TOTAL ASSETS	$63,189,930	64,146,177
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage Notes Payable	$36,405,984	35,202,069
Notes Payable to Banks	2,708,750	3,325,000
Notes and Advances Payable to Related Parties	10,114,361	8,666,360
Other Notes Payable	181,532	71,037
Accounts Payable and Accrued Expenses	3,259,761	3,626,103

TOTAL LIABILITIES	52,670,388	50,890,569
MINORITY INTEREST IN PARTNERSHIP	10,464,492	11,728,792

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 1,984,391 and 2,136,334 shares issued and outstanding at October 31 and January 31, 2002, respectively	1,924,554	3,101,878
Treasury Stock, 852,336 and 700,393 shares, respectively	(1,869,504)	(1,575,062)
TOTAL SHAREHOLDERS' EQUITY	55,050	1,526,816
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$63,189,930	64,146,177

See accompanying notes to unaudited consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2002	2001
REVENUE
Room	$19,042,781	19,484,566
Food and Beverage	1,192,683	1,270,469
Telecommunications	154,311	203,730
Interest and Other	652,136	816,571
TOTAL REVENUE	21,041,911	21,775,336
OPERATING EXPENSES
Room	5,053,123	5,323,683
Food and Beverage	1,189,248	1,109,731
Telecommunications	232,268	320,295
General and Administrative	4,101,632	4,185,436
Sales and Marketing	1,707,571	1,659,041
Repairs and Maintenance	1,431,159	1,380,251
Hospitality	923,187	1,097,112
Utilities	1,506,089	1,469,972
Other	350,875	377,786
Expenses Incurred in Acquiring Lessee	—	1,608,482
TOTAL OPERATING EXPENSES	16,495,152	18,531,789
INCOME BEFORE FIXED CHARGES	4,546,759	3,243,547
FIXED CHARGES
Hotel Property Depreciation	2,291,629	2,336,531
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,412,142	1,300,412
Interest on Mortgage Notes Payable	2,165,034	2,112,410
Interest on Notes Payable to Banks	121,724	334,857
Interest on Notes Payable and Advances to Related Parties	473,828	386,516
Interest on Other Notes Payable	5,237	6,410
TOTAL FIXED CHARGES	6,469,594	6,477,136
LOSS BEFORE EXTRAORDINARY ITEM AND MINORITY INTEREST	(1,922,835)	(3,233,589)

EXTRAORDINARY ITEM
Loss on Early Extinguishment of Debt	—	(576,842)

LOSS BEFORE MINORITY INTEREST	(1,922,835)	(3,810,431)
LESS MINORITY INTEREST	(838,895)	(1,131,872)

NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(1,083,940)	(2,678,559)
LOSS PER SHARE – BASIC AND DILUTED
Loss before Extraordinary Item	$(0.52)	(1.12)
Extraordinary Item	—	(0.13)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.52)	(1.25)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	2,095,527	2,140,017

See accompanying notes to unaudited consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2002	2001
REVENUE
Room	$5,534,951	5,404,582
Food and Beverage	368,484	362,685
Telecommunications	44,007	59,032
Interest and Other	175,321	239,065
TOTAL REVENUE	6,122,763	6,065,364
OPERATING EXPENSES
Room	1,615,538	1,662,838
Food and Beverage	409,409	333,818
Telecommunications	72,382	93,637
General and Administrative	1,250,889	1,216,359
Sales and Marketing	549,056	521,477
Repairs and Maintenance	486,933	438,956
Hospitality	287,891	323,143
Utilities	524,612	496,506
Other	113,351	117,535
TOTAL OPERATING EXPENSES	5,310,061	5,204,269
INCOME BEFORE FIXED CHARGES	812,702	861,095
FIXED CHARGES
Hotel Property Depreciation	782,864	743,302
Real Estate and Personal Property Taxes, Insurance and Ground Rent	490,635	450,762
Interest on Mortgage Notes Payable	732,476	746,571
Interest on Notes Payable to Banks	29,117	58,275
Interest on Notes Payable and Advances to Related Parties	175,223	134,514
Interest on Other Notes Payable	2,804	1,342
TOTAL FIXED CHARGES	2,213,119	2,134,766
LOSS BEFORE MINORITY INTEREST	(1,400,417)	(1,273,671)
LESS MINORITY INTEREST	(422,836)	(492,676)
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(977,581)	(780,995)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.49)	(0.36)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	1,995,478	2,141,077

See accompanying notes to unaudited consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of
Beneficial Interest	$(1,083,940)	(2,678,559)
Adjustments to Reconcile Net Loss Attributable to Shares
Of Beneficial Interest to Net Cash Provided by (Used In)
Operating Activities:
Stock Option Compensation Expense	—	26,258
Expenses Incurred in Acquiring the Lessee	—	1,608,482
Minority Interest	(838,895)	(1,131,872)
Depreciation and Amortization	2,334,637	2,378,856
Loss on Disposal of Hotel Property	51,531	27,175
Changes in Assets and Liabilities, net of Effect of
Acquisition of Subsidiary In 2001:
Decrease in Accounts Receivable, net	252,869	110,869
Increase in Prepaid Expenses and Other Assets	(123,416)	(554,569)
Increase (Decrease) in Accounts Payable and Accrued Expenses	510,145	(62,259)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,102,931	(275,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Lessee	—	(11,531)
Cash Acquired from Lessee	—	85,294
Improvements and Additions to Hotel Properties	(1,482,610)	(1,703,753)
NET CASH USED IN INVESTING ACTIVITIES	$(1,482,610)	(1,629,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Mortgage Notes Payable	$(932,929)	(779,886)
Refinancing of Mortgage Notes Payable	2,136,844	5,658,276
Borrowings on Mortgage Notes Payable	—	5,100,000
Payments on Notes Payable to Banks	(616,250)	(11,300,000)
Borrowings on Note Payable to Banks	—	3,324,991
Repurchase of Partnership Units	(2,788)	(25,838)
Repurchase of Treasury Stock	(66,266)	(49,491)
Distributions to Minority Interest Holders	—	(68,480)
Payments on Notes and Advances Payable to Related Parties	(284,128)	(1,490,347)
Borrowings on Notes and Advances Payable to Related Parties	268,465	2,151,000
Borrowings on Other Notes Payable	—	25,839
Payments on Other Notes Payable	(46,505)	(62,222)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$456,443	2,483,842
NET INCREASE IN CASH AND CASH EQUIVALENTS	$76,764	578,233
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$426,264	415,390
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$503,028	993,623

See Supplemental Disclosures at Note 8

See accompanying notes to unaudited consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

                InnSuites Hospitality Trust (the "Trust") has elected to be taxed as a real estate investment trust ("REIT") that owns, directly or indirectly, eleven hotels with an aggregate of 1,672 suites in Arizona, southern California and New Mexico.  The hotels operate as InnSuites Hotels.

                On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the "Partnership"), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership capital to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 Shares of Beneficial Interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc. which owned a hotel located in Scottsdale, Arizona ("InnSuites Hotels Scottsdale"). These seven hotels are collectively referred to as the "Initial Hotels." The Initial Hotels, together with subsequent hotel acquisitions, are referred to herein as the "Hotels." The Hotels are leased to InnSuites Hotels, Inc. (the "Lessee"), pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the "Percentage Leases"). Each Percentage Lease obligates the Lessee to pay rent equal to the greater of the minimum rent ("Base Rent") or a percentage rent based on the gross revenue of each Hotel. The Lessee also holds the franchise agreement for each Hotel. As of February 1, 2001, the Trust acquired 100% of the ownership interests of the Lessee, which was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by James F. Wirth, Chairman, President and Chief Executive Officer of the Trust ("Wirth") and his spouse, and 67.2% by unrelated third parties.

                The Trust's general partnership interest in the Partnership was 50.68% and 48.48% on October 31, 2002 and 2001, respectively, and the weighted average for the nine months ended October 31, 2002 and 2001 was 49.48% and 48.41%, respectively.

PARTNERSHIP AGREEMENT

                The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of October 31, 2002, a total of 1,515,594 Class A limited partnership units were issued and outstanding. Additionally, a total of 5,000,974 Class B limited partnership units were outstanding to Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,516,568 Shares of Beneficial Interest of the Trust. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership and, as of February 1, 2001, acquired all of the outstanding classes of shares of the Lessee. Therefore, the financial statements of the Partnership and the Lessee are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of

Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2002.

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

For the nine months ended October 31, 2002 and 2001, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,673,808 and 6,815,856 for the first nine months of fiscal 2003 and 2002, respectively.

For the nine months ended October 31, 2002 and 2001, 256,800 and 273,500 stock options, respectively, are not included in the computation of diluted earnings per share since the options are anti-dilutive.

5. ACQUISITION

In December 2000, the Lessee and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the "RMA"). The RMA, among other things, permitted the Trust to own the stock of a taxable REIT subsidiary ("TRS") that may engage in businesses previously prohibited by the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties. As such, effective February 1, 2001, the Trust acquired all of the common and preferred stock of the Lessee for $11,531 in cash consideration. The Lessee was owned 23% by Marc E. Berg, Executive Vice President,

Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational, an affiliate of Wirth, and 67.2% by unrelated parties.

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

In connection with the acquisition of the Lessee, the Trust paid $11,531 for all of the outstanding classes of stock of the Lessee.  The $1.6 million difference between the cash paid to the owners of the Lessee and the estimated value of the net liabilities assumed was recorded as “Expenses Incurred in Acquiring Lessee” (a non-recurring expense) in the Trust’s unaudited consolidated Statements of Operations in the first quarter of fiscal 2002.  Since the Lessee did not have significant operations other than the management of the Hotels and its assets, the transaction did not qualify as the acquisition of a “business” for purpose of applying APB Opinion No. 16 – Business Combinations.  Consequently, the difference between the cash paid to the owners of the Lessee and the fair value of the net tangible liabilities acquired was recorded as an operating expense rather than goodwill.

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

In order to replace the liquidity provided by the Credit Facility, the Trust actively sought individual loans on the Tucson Oracle, Flagstaff and Scottsdale properties that secured the Credit Facility. On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the Credit Facility from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a three-month term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by its Flagstaff property and used $2.3 million of the net proceeds to settle the remaining balance of the Credit Facility.  The term loan matured on October 1, 2001 and was extended through November 1, 2002.  Both the term loan and line of credit were extended through September 1, 2003.  Both loans bear interest at the prime rate plus 1.0% (5.75% at October 31, 2002) and require the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and that the Lessee maintain a gross operating profit of 80% of the annual projections provided to the lender.  In addition, the Partnership is restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003, and the Trust has agreed to not spend more than $1.4 million on capital expenditures during fiscal year 2003.  As of October 31, 2002, the Trust has spent $1.48 million in capital improvement expenditures.  On November 8, 2002, the Trust received a waiver and the lender agreed to increase the capital improvement expenditure amount to $1.6 million.  As of October 31, 2002, the Trust had drawn $1,000,000 on the line of credit and there was $1,708,750 outstanding on the term loan.

7. RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Wirth and his affiliates had substantial ownership interests. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels. As of October 31, 2002 and 2001, Wirth and his affiliates held 5,000,974 and 5,226,364, respectively, Class B limited partnership units. As of October 31, 2002 and 2001, Wirth and his affiliates held 450,000 and 633,513, respectively, Shares of Beneficial Interest in the Trust.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $28,373 and $222,047 for the nine months ended October 31, 2002 and 2001, respectively. The Trust had accrued but unpaid interest on related party notes to Wirth and affiliates of $492,876 and $945,847 as of October 31, 2002 and January 31, 2002, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. In consolidation, this reimbursement is eliminated.

Notes and advances payable to related parties consist of funds provided by Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $10.1 million and $8.7 million as of October 31, 2002 and January 31, 2002, respectively. The notes and advances payable to related parties consist of the following:

  Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership's Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months with the final payment due August 27, 2003. Beginning May 15, 2002, the Trust and Mr. Robson agreed to defer monthly payments.  Monthly payments resumed on September 27, 2002.  The principal balance as of October 31, 2002 was $493,778.

  Advances and Notes Payable to Wirth and Affiliates

On July 27, 2000, the Partnership repurchased 300,000 of the Trust's shares from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares. The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000. As of October 31, 2002 five of these notes remain outstanding.  The unpaid principal balances and accrued interest were to be due at various dates ranging from May 27, 2002 to July 27, 2003. However, the Trust and Wirth agreed to defer payments on the notes until May 27, 2003, when payments are to resume as scheduled. The principal balance as of October 31, 2002 was $282,454.

On May 1, 2002, Wirth received an unsecured promissory note from the Trust for interest due and payable totaling $158,667.  The unsecured promissory note bears interest at 7% per year and matures on March 15, 2004.  The unpaid principal balance as of October 31, 2002 was $158,667.

On July 15, 2002, Wirth received an unsecured promissory note from the Trust for interest due and payable totaling $200,153.  The unsecured promissory note bears interest at 7% per year and matures on July 15, 2006.  The unpaid principal balance as of October 31, 2002 was $200,153.

On July 15, 2002, Wirth received an unsecured promissory note from the Partnership for interest due and payable totaling $311,809.  The unsecured promissory note bears interest at 7% per year and matures on July 15, 2007.  The unpaid principal balance as of October 31, 2002 was $311,809.

On July 25, 2002, the Trust purchased 225,390 Class B Partnership Units in the Partnership from Hulsey Hotels Corporation, an affiliate of Wirth, for $439,511, issuing a secured promissory note for $438,000 and $1,511 cash.  The promissory note is secured by the purchased units.  The secured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of October 31, 2002 was $438,000.

On July 26, 2002, the Trust repurchased 118,513 Shares of Beneficial Interest in the Trust from Wirth for $231,100, issuing a secured promissory note for $230,000 and $1,100 cash.  The promissory note is secured by the repurchased shares.  The secured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments to begin on April 1, 2003.  The principal balance as of October 31, 2002 was $230,000.

On July 26, 2002, the Lessee purchased 65,000 Shares of Beneficial Interest in the Trust from Wirth for $126,750, issuing an unsecured promissory note for $125,000 and $1,750 cash.  The unsecured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of October 31, 2002 was $125,000.

On September 10, 2002, Wirth assigned his interest of $2 million in a promissory note to Rare Earth Financial L.L.C., an affiliate of Wirth. The promissory note is secured by second and third mortgages on the Flagstaff and Scottsdale hotels, respectively, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, which owns the Tempe hotel.  The secured promissory note from the Trust is in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. A principal payment of $500,000 is due on March 15, 2004 and the remaining principal balance of $1.5 million plus accrued interest is due on March 15, 2005. The principal balance as of October 31, 2002 was $2 million.

On September 10, 2002, Wirth assigned his interest of $1,947,000 in a promissory note to Rare Earth Financial L.L.C., an affiliate of Wirth. The promissory note consolidated ten outstanding unsecured loans to the Trust totaling $1,947,000.  The promissory note is secured by second and third mortgages on the Flagstaff and Scottsdale hotels, respectively, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, which owns the Tempe hotel.  The secured promissory note bears interest at 7% per year.  The unpaid principal balance and accrued interest is amortized over 36 months and matures on July 15, 2006.  The principal balance as of October 31, 2002 was $1,947,000.

On September 10, 2002, Rare Earth Development Company, an affiliate of Wirth, assigned its interest of $3,802,500 in a promissory note to Rare Earth Financial L.L.C., an affiliate of Wirth. The secured promissory note from the Partnership consolidated fifteen outstanding loans totaling $3,802,500. The promissory note is secured by second and third mortgages on the Flagstaff and Scottsdale hotels, respectively, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, which owns the Tempe hotel.  The secured promissory note bears interest at 7% per year with monthly payments based on a thirty year amortization with the remaining unpaid principal and interest due on July 15, 2007.  The principal balance as of October 31, 2002 was $3,802,500.

On October 8, 2002, Capital Resource Lenders, L.L.C., an affiliate of Wirth, received a secured promissory note in the amount of $125,000 from the Partnership.  The promissory note is secured by the Scottsdale hotel.  The funds will be used to pay down the term loan on the Scottsdale property.  The secured promissory note bears interest at the greater of 8.0% or the prime rate plus 0.5% per year, not to exceed 10.0% per year, with monthly payments based on a twenty year amortization with the remaining unpaid principal and interest due on September 30, 2009.  The principal balance as of October 31, 2002 was $125,000.

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $2,316,071 and $2,638,927 in cash for interest for the nine months ended October 31, 2002 and 2001, respectively.

The Trust issued promissory notes in the amount of $355,000 to acquire 183,513 Shares of Beneficial Interest from Wirth and affiliates.

The Trust issued a promissory note in the amount of $79,000 to acquire 31,711 Class A Partnership units from a third party.  These units were repurchased pursuant to the Trust's share repurchase program.

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

10. ASSETS HELD FOR SALE

In August 2001, the Trust listed its Scottsdale and Flagstaff properties for sale. As of October 31, 2002, the Flagstaff property was in escrow to be sold (see Note 11 “Subsequent Events” for additional information).  At October 31, 2002 and currently, the Scottsdale property is under purchase agreement to be sold. Since the market value of these properties exceeds the carrying value, the Trust does not expect to incur losses if these properties are sold. The Trust may or may not be successful in selling these properties during the listing period.

11. SUBSEQUENT EVENTS

On November 8, 2002, the Trust extended its term loan secured by the Scottsdale property and its line of credit secured by the Flagstaff property through September 1, 2003.

On December 3, 2002, the listing of the Flagstaff hotel for sale was terminated and the Trust reclassified the asset from “held for sale” to “held for use”.  Depreciation expense of $240,000 will be recognized in the fourth quarter for the depreciation on this asset since August 1, 2001, when it was classified as “held for sale.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust has elected to be taxed as a real estate investment trust (“REIT”), which owns the sole general partner’s interest in the Partnership. In order for the Trust to qualify as a REIT under prior provisions of the Internal Revenue Code of 1986, as amended (the “Code”), neither the Trust nor the Partnership could operate the Hotels. Therefore, each of the Hotels was leased to and operated by the Lessee pursuant to a Percentage Lease. Each Percentage Lease obligates the Lessee to pay rent equal to the greater of a minimum rent or a percentage rent based on the gross revenues of each Hotel. The Lessee also holds the franchise agreement for each Hotel. Prior to February 1, 2001, the Lessee was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by Wirth and his spouse. Effective February 1, 2001, however, the Lessee became a wholly-owned subsidiary of the Trust and its results of operations are consolidated with those of the Trust. See Note 5 - Acquisition.

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

ACCOUNTING MATTERS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.  Management does not expect the adoption of SFAS 146 to have a material impact on the Trust's consolidated financial statements.

FINANCIAL RESULTS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  However, this reimbursement is eliminated in consolidation.  The Percentage Leases provide for the payment of base rent and percentage rent. For the nine months ended October 31, 2002, base rent and percentage rent in the aggregate amount of $5.2 million was earned by the Trust from the Lessee. However, rent revenue is eliminated in consolidation.  The principal determinant of percentage rent is the Lessee's room revenue at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room ("REVPAR"), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Percentage Leases. Occupancy increased slightly over the prior fiscal year due to a reduction in the number of available rooms, which also caused the increase in REVPAR.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2002	2001
OCCUPANCY	62.1%	61.2%
AVERAGE DAILY RATE (ADR)	$67.69	67.30
REVENUE PER AVAILABLE ROOM (REVPAR)	$42.00	41.21

No assurance can be given that the trends reflected in this data will continue or that Occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the nine months ended October 31, 2002 compared to the nine months ended October 31, 2001.

                For the nine months ended October 31, 2002 compared to the nine months ended October 31, 2001, total Trust revenue decreased $733,000, or 3.4%, to $21.0 million from $21.8 million, respectively, primarily due to the soft economic environment. Rent revenue earned by the Trust from the Lessee for the nine months ended October 31, 2002 was $5.2 million, which was eliminated in consolidation.

                Total expenses (including fixed charges) decreased $2.0 million, or 8.2%, to $23.0 million from $25.0 million when comparing the nine months ended October 31, 2002 and 2001, respectively.  Total operating expenses also decreased $2.0 million, or 11.0%, to $16.5 million from $18.5 million for the nine months ended October 31, 2002 and 2001, respectively.  These decreases were primarily due to the one-time expense of $1.6 million incurred by the Trust to acquire the Lessee in fiscal year 2002 and reduced costs due to cost-cutting programs and a lower number of occupied rooms at the Hotels during the first nine months of fiscal year 2003.

                General and administrative expenses decreased $84,000, or 2.0%, to $4.1 million during the nine months ended October 31, 2002 from $4.2 million during the prior year due primarily to a reduction in franchise fees paid by the Lessee.

                Expenses Incurred in Acquiring the Lessee for the nine months ended October 31, 2001 relate to the assumption of the net liabilities of the Lessee by the Trust.  Similar costs were not incurred in the first nine months of fiscal year 2003.

                The Trust recorded a $577,000 extraordinary item for a prepayment penalty incurred in the refinancing of its Ontario hotel during the nine months ended October 31, 2001. Similar costs were not incurred in the first nine months of fiscal year 2003.

                For the nine months ended October 31, 2002 and 2001, real estate and personal property taxes, insurance and ground rent increased $112,000, or 8.6%, to $1.4 million from $1.3 million, respectively. The increase was due to increased property tax assessments and increased insurance costs.

                Total interest expense decreased $74,000, or 2.6%, from $2.8 million comparing the nine months ended October 31, 2002 to the nine months ended October 31, 2001. Interest on mortgage notes payable increased by $53,000, or 2.5%, over the prior year period.  The increase was primarily due to the refinancing of the Ontario, California property and new mortgage financing on the Tucson (Oracle), Arizona property during April 2001.  Interest on notes payable to banks decreased $213,000, or 63.6%, to $122,000 from $335,000 comparing the nine months ended October 31, 2002 and 2001, respectively. The decrease was primarily due to the replacement of the $12 million Credit Facility with mortgages on certain Hotels. Interest on notes payable and advances payable to related parties increased $87,000, or 22.6%, to $474,000 from $387,000 due to additional loans from Wirth and his affiliates during the last six months of fiscal year 2002.

Results of Operations of the Trust for the three months ended October 31, 2002 compared to the three months ended October 31, 2001.

                For the three months ended October 31, 2002 compared to the three months ended October 31, 2001, total Trust revenue remained constant at $6.1 million. Rent revenue earned by the Trust from the Lessee for the three months ended October 31, 2002 was $1.4 million, which was eliminated in consolidation.

                Total expenses (including fixed charges) increased $184,000, or 2.5%, to $7.5 million from $7.3 million when comparing the three months ended October 31, 2002 and 2001, respectively.  Total operating expenses increased $106,000, or 2.0%, to $5.3 million from $5.2 million for the three months ended October 31, 2002 and 2001, respectively.  These increases were primarily due to higher occupancy in the third quarter of fiscal year 2003 compared to fiscal year 2002, increased depreciation due to capital refurbishments, and increased property tax assessments and insurance premiums.

                General and administrative expenses increased $35,000, or 2.8%, to $1.3 million during the three months ended October 31, 2002 from $1.2 million during the prior year.

                Sales and marketing expenses increased $28,000, or 5.3%, to $549,000 from $521,000 during the three months ended October 31, 2002 and 2001, respectively.  The increase was primarily due to increased centralized advertising efforts in the third quarter of fiscal year 2003.

                Hotel property depreciation was up $40,000, or 5.3%, to $783,000 from $743,000 for the three months ended October 31, 2002 and 2001, respectively.  The increase was primarily due to an increased asset base from refurbishment projects, offset by the cessation of depreciation on assets held for sale.

                For the three months ended October 31, 2002 and 2001, real estate and personal property taxes, insurance and ground rent increased $40,000, or 8.8%, to $491,000 from $451,000, respectively. The increase was due to increased property tax assessments and increased insurance costs.

                Total interest expense was consistent with the prior year at $940,000 from $941,000 comparing the three months ended October 31, 2002 and 2001, respectively. Interest on mortgage notes payable decreased $14,000, or 1.9%, to $732,000 from $747,000 during the three months ended October 31, 2002 and 2001, respectively.  This decrease was primarily due to the refinancing of certain mortgages at lower interest rates. Interest on notes payable to banks decreased $29,000, or 50.0%, to $29,000 from $58,000 during the three months ended October 31, 2002 and 2001, respectively. This was due to the Trust paying down its $1.0 million line of credit to zero for one month during the quarter.  Interest on notes payable and advances payable to related parties increased $41,000, or 30.3%, to $175,000 from $135,000 due to additional loans from Wirth and his affiliates during the last six months of fiscal year 2002 and during the second quarter of fiscal 2003.

Funds from Operations (FFO)

                The Trust recognizes that industry analysts and investors use Funds From Operations ("FFO") as another tool to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, as amended January 1, 2000, which is calculated (in the Trust's case) as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	FUNDS FROM OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31,
	2002	2001
	(UNAUDITED)
	(amounts in thousands)
Net Income (Loss) Attributable to Shares of Beneficial Interest	$(1,084)	(2,679)
Hotel Property Depreciation	2,292	2,337
Extraordinary Item	—	577
Loss on Disposal	52	27
Minority Interest Share of Depreciation, Loss on Disposal and Extraordinary Item	(1,184)	(1,517)
Funds from Operations (FFO)	$76	(1,255)
One-Time Lessee Purchase Charge	—	1,608
Recurring FFO	$76	353

                Recurring FFO decreased to approximately $76,000 compared to approximately $353,000 for the first nine months of fiscal 2003 and 2002, respectively. The decrease of approximately $277,000, or 78.5%, was primarily due to the decrease in revenue caused by a sluggish economic environment, which was mitigated by cost control programs at the Hotels.

LIQUIDITY AND CAPITAL RESOURCES

                Through its ownership interest in the Partnership and, effective February 1, 2001, the Lessee, the Trust has its proportionate share of the benefits and obligations of the Partnership's ownership interests and the Lessee’s operational interests in the Hotels.  The Trust's principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership's cash flows. The Partnership's principal source of cash is rent payments from the Lessee under the Percentage Leases. The Lessee’s principal source of cash is guest room revenue. The Lessee's obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust's liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the Lessee to generate sufficient cash flows from Hotel operations. Pursuant to the restrictions contained in certain credit agreements, Partnership distributions to the Trust during fiscal year 2003 are limited to an amount equal to $0.01 per outstanding Share of Beneficial Interest.

On April 18, 2001, the Trust refinanced its Ontario property and used $4.2 million of the net proceeds to reduce the outstanding balance of the $12 million Credit Facility obtained by the Trust on April 16, 1998 from $11.3 million to $7.1 million. On April 27, 2001, the Trust closed the financing of its Tucson Oracle property and used $4.8 million of the net proceeds to reduce the outstanding balance of the Credit Facility to approximately $2.3 million. On July 11, 2001, the Trust obtained a term loan in the amount $1,825,000 secured by the Scottsdale property and a $1,500,000 line of credit secured by the Flagstaff property. The Trust used $2.3 million of the proceeds to settle the remaining balance of the Credit Facility. The term loan matured on October 1, 2001 and was extended through November 1, 2002.  Both the term loan and line of credit were subsequently extended through September 1, 2003.  Both loans bear interest at the prime rate plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and the Lessee to maintain a gross operating profit of 80% of the annual projections provided to the lender. In addition, management fee payments to the New Management Company and licensing fee payments to InnSuites Licensing Corp. were suspended for a period of five months beginning May 1, 2002 and resumed after September 30, 2002 and will continue if the

Trust meets certain thresholds set by the lender.  In addition, the Partnership is restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003, and the Trust has agreed to not spend more than $1.4 million on capital expenditures during fiscal year 2003.  As of October 31, 2002, the Trust has spent $1.48 million in capital improvement expenditures.  On November 8, 2002, the Trust received a waiver and the lender agreed to increase the capital improvement expenditure amount to $1.6 million.  As of October 31, 2002, the Trust had drawn $1,000,000 on the line of credit and there was $1,708,750 outstanding on the term loan.

                On July 29, 2002, the Trust refinanced its mortgage note payable on the Tucson St. Mary’s property. The new mortgage note in the amount of $4.5 million bears interest at the prime rate plus 1.0% (5.75% at October 31, 2002) and matures on July 29, 2009.  The Trust received net cash proceeds of approximately $922,000 from the refinancing.

                On August 23, 2002, the Trust refinanced its mortgage note payable on the San Diego property.  The new mortgage note in the amount of $4.9 million bears interest at 8% per year for the first five years and at the prime rate plus 0.5% for the second five years and matures on August 23, 2009.  The Trust received net cash proceeds of approximately $1.1 million from the refinancing.

                The Trust has no principal due and payable in fiscal year 2003 under notes and advances payable to Wirth and his affiliates. For the twelve months between November 1, 2002 and October 31, 2003, the Trust has principal of $233,515 due and payable under notes and advances payable to Wirth and his affiliates. During the nine months ended October 31, 2002, the Trust repaid $224,000 to Wirth and his affiliates.

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

                The Trust may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flows from the Trust's investments are insufficient to make the required distributions.

                The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

                The Partnership continues to contribute to a Capital Expenditures Fund (the "Fund") from the rent paid under the Percentage Leases, an amount equal to 4% of the Lessee's revenues from operation of the Hotels. The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop. During the nine months ended October 31, 2002, the Hotels spent approximately $1.48 million for capital expenditures. These amounts have been capitalized and are being depreciated over their estimated useful lives. Pursuant to restrictions contained in certain credit agreements, however, the Partnership may not spend more than $1.4 million on capital expenditures during fiscal year 2003.  On November 8, 2002, the Trust received a waiver and the lender agreed to increase the capital improvement expenditure amount to $1.6 million.  The Lessee also spent approximately $1.4 million during the nine months ended October 31, 2002 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2002, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the nine months ended October 31, 2002, the Trust acquired 28,930 Shares of Beneficial Interest in open market transactions at an average price of $2.25 per share, and obtained an additional 159,013 Shares of Beneficial Interest in privately negotiated transactions at an average price of $1.95 and 31,711 limited partnership units in privately negotiated transactions at an average price of $2.50.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  Therefore, the Trust remains authorized to repurchase an additional 380,346 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

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

SEASONALITY

The Hotels' operations historically have been seasonal. The six southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those six southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust's quarterly revenue. The five hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business. To the extent that cash flows from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or meet operating needs. No assurance can be given that the Trust will make distributions in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable. Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust's real estate investment portfolio and operations. The Trust's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust's debt structure during the nine months ended October 31, 2002.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           EXHIBITS.

EXHIBIT NUMBER	EXHIBIT

10.1	Promissory Note dated October 8, 2002 by RRF Limited Partnership in favor of Capital Resource Lenders-I, L.L.C.

99.1	Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           REPORTS ON FORM 8-K.

                No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended October 31, 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 9, 2002	INNSUITES HOSPITALITY TRUST (Registrant)

	By:	/s/ Anthony B. Waters
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

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002	/s/ James F. Wirth
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

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002	/s/ Anthony B. Waters
Name: Anthony B. Waters
Title: Chief Financial Officer