Form 10-K
period 2003-01-31
INNSUITES HOSPITALITY TRUST
filed 2003-05-01
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 31, 2002:  $3,076,659.

Number of shares of voting stock outstanding as of April 25, 2003:  1,995,701.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the June 12, 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.                       BUSINESS

INTRODUCTION TO OUR BUSINESS

The discussion of our business is as of the date of this filing, unless otherwise noted.

InnSuites Hospitality Trust (the “Trust”) was organized in 1971 and operates as an unincorporated Ohio real estate investment trust.  On January 31, 2003, the Trust owned a 50.80% sole general partner interest in RRF Limited Partnership, a Delaware limited partnership (the “Partnership”).  On January 31, 2003, the Partnership owned eleven InnSuites® hotels located in Arizona, New Mexico and southern California (all eleven InnSuites® hotels are hereinafter referred to as the “Hotels”).  The Trust has 12 employees.

The Hotels feature 1,667 hotel suites and operate as moderate and full-service hotels which apply a value studio and two-room suite operating philosophy formulated in 1980 by James F. Wirth, current Chairman, President and Chief Executive Officer of the Trust.  The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free breakfast buffets and complementary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high speed internet access and coffee makers in each studio or two-room suite.

The Trust has elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder (all as amended, the “Code”).  The Hotels are leased to InnSuites Hotels, Inc. (“InnSuites Hotels”) pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”) and which are eliminated upon consolidation for the years ended January 31, 2003 and 2002.  To qualify as a REIT, the Trust must meet a number of organizational and operational requirements, including the current requirement that it distribute at least 90% of its adjusted taxable income to its shareholders.

Prior to February 1, 2001, InnSuites Hotels operated and managed all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc. (“InnSuites Innternational”), an entity owned by Mr. Wirth.  Pursuant to management contracts, InnSuites Hotels paid InnSuites Innternational an annual management fee of 2.5% of gross revenues for property management services.  Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operates and manages the Hotels with the assistance of Suite Hospitality Management, Inc. (the “Management Company”), an entity in which Mr. Wirth has a 9.8% ownership interest, pursuant to substantially the same terms as the InnSuites Innternational management agreements.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  See “Item 1 - Business - Acquisition of InnSuites Hotels by the Trust” below.  Effective February 1, 2003, the annual management fee charged by the Management Company to InnSuites Hotels was reduced to 2.0% of gross room revenues.  This reduction will be effective through January 31, 2005, when the annual management fee will return to the level stated in the original agreement.

InnSuites Hotels pays InnSuites Licensing Corp. (the “Licensing Corp.”), an entity owned by Mr. Wirth, an annual licensing fee of 2.5% of gross revenues (1.25% for those hotel properties which also carry a third-party franchise (as discussed below), such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks.  The agreements were modified on November 1, 2002 to reduce the annual licensing fee to 2.0% of gross room revenues (1.0% for those properties which also carry a third-party franchise).  The modification is in effect until

January 31, 2005, when the trademark and licensing fees will return to the levels stated in the original agreement.

InnSuites Hotels has entered into franchise arrangements with certain third parties with respect to five of the hotel properties, with four Best Western hotels and one Holiday Inn hotel.  In exchange for use of the Best Western name, trademark and reservation system, the participating hotels pay fees to Best Western International based on reservations received through the use of the Best Western system and the number of available suites at the participating hotels.  The agreements with Best Western have no specific expiration terms and are cancelable at the option of either party.  Best Western requires that participating hotels meet certain requirements for room quality, and such hotels are subject to removal from its reservation system if these requirements are not met.  In exchange for use of the Holiday Inn name, trademark and reservation system, the participating hotel pays fees based on gross room revenue.  The agreement with Holiday Inn expires on April 1, 2004.  Holiday Inn requires that participating hotels meet certain requirements for room quality, and such hotels are subject to removal from its reservation system if these requirements are not met.  The hotels with third-party franchise agreements receive significant reservations through the Best Western and Holiday Inn reservation systems.

Effective October 12, 1999, the Partnership, InnSuites Hotels and InnSuites Innternational entered into an Intercompany Agreement (the “Intercompany Agreement”) whereby, subject to certain terms and conditions, the Partnership granted InnSuites Hotels a right of first refusal to lease, and InnSuites Innternational a right of first refusal to operate, any real property acquired by the Partnership.  In return, the Partnership was granted a right of first refusal to pursue opportunities presented to InnSuites Hotels or InnSuites Innternational to purchase investments in real estate, hotel properties, real estate mortgages, derivatives or entities that invest in the foregoing.  To date, the Trust has not purchased or used derivatives.  In connection with the acquisition of InnSuites Hotels by the Trust, the Intercompany Agreement was amended effective February 1, 2001 to provide for the assumption by the Management Company of the rights and obligations of InnSuites Innternational thereunder.  See “Item 1 - Business - Acquisition of InnSuites Hotels by the Trust” below.

HISTORICAL OPERATIONS AND FORMATION TRANSACTIONS

On December 27, 1996, the Trust and Hospitality Corporation International (“HCI”), an Arizona corporation owned by Mr. Wirth and his spouse, which controlled seven all-suite hotel properties, comprising 1,036 hotel studio and two-room suites, in Tucson, Phoenix, Scottsdale, Tempe, Flagstaff and Yuma, Arizona and in Ontario, California (the “Initial Hotels”), executed a definitive Formation Agreement (the “Formation Agreement”) whereby, through a series of transactions, the Initial Hotels were combined with the Trust.  At the 1997 Annual Meeting of Shareholders held on January 28, 1998, the shareholders of the Trust approved the transactions contemplated by the Formation Agreement (the “Formation Transactions”).

The Formation Agreement provided for the organization of the Partnership, of which the Trust would be the sole general partner, initially holding a 13.6% interest, with the former partners in the Initial Hotels investing as limited partners, receiving a collective 86.4% interest, and for restructuring the Trust into an “umbrella partnership REIT,” or “UPREIT.”  The Partnership acquired substantial interests in six of the Initial Hotels.  The seventh hotel, located in Scottsdale, Arizona, was acquired directly by RRF Sub Corp., a then newly-formed Nevada corporation and wholly-owned subsidiary of the Trust.  RRF Sub Corp. subsequently contributed the Scottsdale, Arizona hotel to the Partnership in exchange for general partnership interests therein.  The Trust contributed $2,081,000 in cash to the Partnership to obtain its initial 13.6% sole general partner interest.

The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, identical in all respects except that each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust.  No particular conversion will be allowed, however, if a determination is made that such conversion would cause the Trust to no longer qualify as a REIT under the Code.  A total of 2,174,931 Class A limited partnership units were issued to the former partners in the Initial Hotels.  Class B limited partnership units may be converted only upon the approval of the Board of Trustees, provided that such conversion would not cause the Trust to fail to qualify as a REIT.  A total of 4,017,361 Class B limited partnership units were issued to Mr. Wirth and certain of his affiliates in order to satisfy ownership concentration limitations placed upon REITs by the Code.  The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

HOTEL ACQUISITIONS FOLLOWING THE FORMATION TRANSACTIONS

Following the Formation Transactions, the Partnership acquired four additional all-suite hotels.  First, effective as of February 1, 1998, the Partnership acquired the InnSuites Hotel Tucson St. Mary’s located in Tucson, Arizona.  The total consideration for the acquisition was $10,820,000 and was based upon an appraisal conducted by an independent third party.  Mr. Wirth and his spouse indirectly owned the Tucson St. Mary’s hotel property.  Second, on April 29, 1998, the Partnership acquired the Lafayette Hotel Ramada Inn & Conference Center located in San Diego, California.  The Partnership paid $5,148,000 for this hotel property based on arms-length negotiations with owners of that property.  Third, the Partnership acquired the InnSuites Hotel located in Buena Park, California, effective June 1, 1998.  The total consideration for the acquisition was $7,100,000 and was based upon an appraisal conducted by an independent third party.  Mr. Wirth and Steven S. Robson indirectly owned the Buena Park hotel property at the time of such acquisition.  Subsequent to this acquisition, Mr. Robson was elected as a Trustee of the Trust by the shareholders of the Trust.  Fourth, the Partnership acquired the Best Western Airport Inn located in Albuquerque, New Mexico, effective August 30, 2000.  The total consideration for the acquisition was $2,100,000 based on arms-length negotiations with the owners of that property.  The Trust believes that the greatest opportunities for revenue growth and profitability will arise from the skillful management of the Trust’s eleven existing Hotels plus the skillful management and repositioning of current and future acquired hotel properties.  The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and cash flow available for distribution and to increase long-term total returns to shareholders.  The Trust seeks to achieve these objectives through (i) participation in increased revenues from the Hotels through intensive management and marketing and (ii) selective acquisitions and expansion of the InnSuites Hotels in the southwestern region of the United States.  At this time, the Trust does not plan to acquire any additional hotels.

ACQUISITION OF INNSUITES HOTELS BY THE TRUST

In December 2000, InnSuites Hotels and the Trust established independent review groups to consider altering the structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the “RMA”).  The RMA, among other things, permits the Trust to own the stock of a taxable REIT subsidiary (“TRS”) that may engage in businesses previously prohibited to the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties, as defined by the RMA.  Effective February 1, 2001, the Trust acquired all of the issued and outstanding common and preferred equity stock of InnSuites Hotels for $11,531 in cash consideration and the assumption of approximately $1.6 million of net liabilities.  Prior to the acquisition, InnSuites Hotels was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational, a wholly-owned affiliate of Mr. Wirth and his spouse, and 67.2% by unrelated parties.

Following the acquisition, InnSuites Hotels elected to be treated as a TRS under the RMA.  As a result, the management contracts relating to the Hotels between InnSuites Hotels and InnSuites

Innternational were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with the Management Company, 9.8% of which is owned by Mr. Wirth and which qualifies as an independent third party manager and operator of the Hotels under the RMA.  There were no termination fees charged in connection with the cancellation of the old management contracts.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  Effective February 1, 2001, the Partnership, InnSuites Hotels and the Management Company entered into an amended Intercompany Agreement whereby, subject to certain terms and conditions, the Partnership granted InnSuites Hotels a right a first refusal to lease, and the Management Company a right of first refusal to operate, any real property acquired by the Partnership.  In return, the Partnership was granted a right of first refusal to pursue opportunities presented to InnSuites Hotels or the Management Company to purchase investments in real estate, hotel properties, real estate mortgages, derivatives or entities that invest in any of the foregoing.  To date, the Trust has not purchased or used derivatives.  In connection with the acquisition, the rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions and the employees of InnSuites Hotels became employees of the Management Company.  The acquisition of InnSuites Hotels by the Trust resulted in the following benefits: (1) a more direct relationship between the Hotels and the Trust, (2) the inclusion of InnSuites Hotels’ revenues in excess of required rent payments in the Trust’s consolidated financial reports, (3) the elimination of potential conflicts of interest and (4) the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive and competition has intensified over the past two years due to the sluggish economy and a general slow down in the travel and hospitality industries primarily due to the negative impact of the threat of terrorism and the war with Iraq.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors have greater marketing and financial resources than the Trust and the Partnership.

A number of additional hotel property developments have been announced or have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of the Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States.  The Trust has a concentration of assets in the metropolitan Phoenix and Tucson, Arizona markets.  In the Phoenix and Tucson, Arizona and the Albuquerque, New Mexico markets, the supply of hotel rooms has been increasing faster than the rate of demand.  Supply rates also generally increased faster than demand rates in the Flagstaff and Yuma, Arizona markets.  The Buena Park, San Diego and Ontario, California markets continue to support balanced supply and demand rates.

The Trust may also compete for investment opportunities with other entities that have greater financial resources.  These entities also may generally accept more risk than the Trust can prudently manage.  Competition may generally reduce the number of suitable future investment opportunities available to the Trust and increase the bargaining power of owners seeking to sell their properties.

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

FINANCIAL INFORMATION

See “Item 6 - Selected Financial Data” herein for information regarding the Trust’s revenues, net losses and total assets.

OTHER AVAILABLE INFORMATION

We also make available, free of charge, on our Internet website at www.innsuitestrust.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material, or furnish it to, the Securities and Exchange Commission.

Item 2.                       PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona.  At January 31, 2003, the Partnership owned the eleven Hotels.  Subsequent to year end, the Trust sold its Scottsdale hotel for $3.1 million to Scottsdale Eldorado Resort, LLC, an affiliate of Mr. Wirth.  All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels and one is also marketed as a Holiday Inn® Hotel and Suites.  All of the Hotels are managed by the Management Company and operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION

InnSuites Hotel and Suites Airport Albuquerque Best Western	102	1975/1985	2000

InnSuites Hotel and Suites Phoenix Best Western	105	1980	2002

InnSuites Hotels and Suites Tempe/Phoenix Airport/South Mountain	170	1982/1985	2001

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2002

InnSuites Hotels and Suites Yuma	166	1982/1984	2002

Holiday Inn Airport Hotel and Suites/Ontario (an InnSuites Hotel)	150	1990	2001

InnSuites Hotels and Suites Flagstaff/ Grand Canyon	116	1966/1972	2002

InnSuites Hotels and Suites Scottsdale El Dorado Park Resort*	112	1980	2002

InnSuites Hotels and Suites Tucson St. Mary’s	280	1960/1971	2002

InnSuites Hotels and Suites San Diego	131	1946/1989	1998

InnSuites Hotel and Suites Buena Park Best Western	176	1972/1980	2002

Total suites	1,667

*  Subsequent to January 31, 2003, this property was sold to an affiliate of Mr. Wirth.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - General” herein for a discussion of occupancy rates at the Hotels.

See Note 6 to the Trust’s Consolidated Financial Statements — “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

Item 3.               LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings.

Item 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended January 31, 2003.

PART II

Item 5.                       MARKET FOR THE TRUST’S SHARES AND RELATED SECURITY HOLDER MATTERS

The Trust’s Shares of Beneficial Interest are traded on the American Stock Exchange under the symbol “IHT.”  On April 25, 2003, the Trust had 1,995,701 shares outstanding and 544 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the American Stock Exchange, as well as dividends declared thereon:

Fiscal Year 2003	High	Low	Dividends
First Quarter	1.39	0.95	—
Second Quarter	2.60	1.25	—
Third Quarter	2.35	1.71	—
Fourth Quarter	2.00	1.15	.01

Fiscal Year 2002	High	Low	Dividends
First Quarter	2.56	2.06	—
Second Quarter	2.06	1.75	—
Third Quarter	2.06	1.50	—
Fourth Quarter	1.63	1.00	.01

The Trust intends to maintain a conservative dividend policy to facilitate reduction of debt and internal growth.  In fiscal years 2003 and 2002, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.

Pursuant to the terms of certain credit agreements, the Partnership was restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003.  Similarly, the Trust may not be able to pay dividends in excess of such amount per share during fiscal year 2004.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of such restrictions.

Item 6.                       SELECTED FINANCIAL DATA

The following selected financial data of the Trust as of and for the five fiscal years ended January 31, 2003, has been derived from the audited consolidated financial statements of the Trust.  The consolidated financial statements of the Trust as of and for the fiscal year ended January 31, 2003 were audited by McGladrey & Pullen, LLP, independent public accountants.  The consolidated financial statements of the Trust as of and for each of the four fiscal years ended January 31, 2002 were audited by KPMG LLP, independent public accountants.  All of the data should be read in conjunction with the respective consolidated financial statements and related notes included herein.

	Year Ended January 31,
	2003	2002	2001	2000	1999

Total revenue	$26,940,473	$27,656,009	$9,727,206	$9,546,181	$9,909,758

Net loss from continuing operations	$(3,445,948)	$(3,383,316)	$(2,594,754)	$(951,811)	$(193,071)

Loss per share from continuing operations – basic and diluted	$(1.67)	$(1.59)	$(1.12)	$(.40)	$(.10)

Net loss	$(3,445,948)	$(3,539,402)	$(2,594,754)	$(951,811)	$(193,071)

Loss per share – basic and diluted	$(1.67)	$(1.66)	$(1.12)	$(.40)	$(.10)

Cash dividends paid and declared per share	$0.01	$0.01	$0.03	$0.02	$0.10

Total assets	$61,494,579	$64,264,516	$63,905,561	$65,305,519	$67,804,770

Notes and advances payable to banks, related parties, and others	$48,823,561	$47,264,466	$44,525,300	$38,746,662	$36,924,834

See “Item 1 - Business - Historical Operations and Formation Transactions, - Hotel Acquisitions Following the Formation Transactions, and - Acquisition of InnSuites Hotels by the Trust” herein for a discussion of the change in the nature of the business of the Trust over the course of the years presented above.  As a result, the information presented above is not comparative from year to year.

Item 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Trust’s consolidated financial statements and notes thereto.

The accounting policies that we believe are most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project cash flows.  Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts in the event management is required to test the asset for recoverability of its carrying value under Statement of Financial Accounting Standards No. 144.  If the carrying amount of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future cash flows over the remaining life of the asset.  Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions and committed future bookings.

At January 31, 2003, the Trust owned a 50.80% interest in the Hotels through its sole general partner’s interest in the Partnership.  Recent transactions reflecting the Trust’s current ownership in the Partnership include the following:

On March 15, 1999, the Trust purchased 1 million additional general partner units in the Partnership for $2 million.  This transaction was fully funded by Mr. Wirth who provided an unsecured loan to the Trust at 7% interest payable annually beginning March 15, 2000.  On September 10, 2002, Mr. Wirth assigned his interest in this loan to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth.  A principal payment of $500,000 is due on March 15, 2004 and the remaining principal and accrued interest is due on March 15, 2005.

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

As of April 2, 1999, the Trust transferred, at historical cost, its interest in the Scottsdale property to the Partnership (approximately $7 million) in exchange for 1.6 million general partner units.  Subsequent to the acquisition of the Scottsdale property, the Trust recorded impairment charges on the property of $590,000 and $3.2 million in fiscal years 2003 and 2001, respectively.  Subsequent to fiscal year 2003, the Trust sold the Scottsdale property to an affiliate of Mr. Wirth.

As a result of the aforementioned transactions, the Trust increased its ownership interest in the Partnership from approximately 18% to approximately 42% as of April 2, 1999.  Other incremental, less material, transactions have contributed to the increase from 42% to the Trust’s 50.80% sole general partner’s interest in the Partnership at January 31, 2003.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Percentage Leases.  ADR increased slightly by $0.02 to $66.59 in fiscal year 2003 from $66.57 in fiscal year 2002.  Occupancy increased 0.97% to 60.46% in fiscal year 2003 from 59.49% in fiscal year 2002 primarily as a result of the reduction in available rooms due to the conversion of studio suites into two-room executive suites at certain of the properties.  This reduction in the number of suites available also resulted in an increase in REVPAR of $0.64 to $40.26 in fiscal year 2003 from $39.62 in fiscal year 2002.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2003	2002	2001
Occupancy	60.46%	59.49%	63.23%
Average Daily Rate (ADR)	$66.59	$66.57	$66.46
Revenue Per Available Room (REVPAR)	$40.26	$39.62	$42.02

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

The Trust enters into transactions with certain related parties from time to time.  For information relating to such related party transactions see the following:

•                                          For a discussion of management, licensing and intercompany agreements with certain related parties, see “Item 1 – Business – Introduction to Our Business, and – Acquisition of InnSuites Hotels by the Trust."

•                                          For a discussion of acquisitions involving certain related parties, see “Item 1 – Business – Historical Operations and Formation Transactions, – Hotel Acquisitions Following the Formation Transactions, and – Acquisition of InnSuites Hotels by the Trust.”

•                                          For a discussion of the sale of the Trust’s Scottsdale, Arizona hotel to a related party subsequent to the close of fiscal year 2003, see Note 22 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

•                                          For a discussion of guarantees of the Trust’s mortgage notes payable by certain related parties, see Note 6 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable.”

•                                          For a discussion of notes and advances payable by the Trust to certain related parties, see Note 8 to the Trust’s Consolidated Financial Statements – “Notes and Advances Payable to Related Parties.”

•                                          For a discussion of the Trust’s employment agreement with Mr.Wirth, see Note 13 to the Trust’s Consolidated Financial Statements – “Advisory Agreement/Employment Agreements.”

Results of Operations of the Trust for the year ended January 31, 2003 compared to the year ended January 31, 2002.

As of February 1, 2001, the financial statements of InnSuites Hotels are consolidated with those of the Trust.  Therefore, all significant intercompany transactions and balances have been eliminated including percentage rent revenue for the Trust and percentage rent expense for InnSuites Hotels.  See “Item 1 - Business - Acquisition of InnSuites Hotels by the Trust.”

For the twelve months ended January 31, 2003, the Trust had total revenue of $26.9 million compared to $27.7 million for the twelve months ended January 31, 2002, a decrease of approximately $716,000.  This decrease in total revenue is primarily due to fewer occupied rooms caused by sluggish economic conditions, as well as the general slow down in the travel and hospitality industries primarily due to the negative impact of the threat of terrorism and the war with Iraq.  Total expenses of $31.8 million for the twelve months ended January 31, 2003 reflect a decrease of approximately $224,000 compared to total expenses of $32.0 million for the twelve months ended January 31, 2002.  The decrease is primarily due to the $1.6 million one-time charge for the acquisition of InnSuites Hotels incurred in fiscal year 2002, which was mostly offset by the $590,000 loss on impairment recorded in fiscal year 2003, an increase of $300,000 in bad debt expense in fiscal year 2003 and an increase of $339,000 in depreciation expense in fiscal year 2003.

Expenses incurred in acquiring InnSuites Hotels for the year ended January 31, 2002 relate to the one-time assumption of net liabilities of InnSuites Hotels that were associated with the acquisition.  Comparable costs were not incurred in fiscal year 2003.

Loss on impairment of hotel property was approximately $590,000 for the twelve months ended January 31, 2003.  This loss resulted from the write-down for an impairment of the Scottsdale hotel property.  The operating performance of the Scottsdale property during that period indicated that the hotel property significantly decreased in value, which required management to test the property for recoverability of book value under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Using management’s best estimate of undiscounted future cash flows from the hotel, the hotel property’s carrying value was determined not to be recoverable.  The hotel property, including land, buildings and improvements and furniture, fixtures and equipment, was written down by $590,000 to the hotel’s market value and new basis of $3.1 million.  The amount of impairment allocated to Shares of Beneficial Interest was $294,000 and the amount allocated to minority interest was $296,000.  The property’s decrease in value was due to changes in the economic condition, and decreased prospects for future development, in its immediate area.  No such loss was recorded for the twelve months ended January 31, 2002.  Subsequent to year end, the impaired property was sold to Scottsdale Eldorado Resort, LLC, an affiliate of Mr. Wirth, for $3.1 million.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2003 and 2002, these expenses increased $453,000, or 8.5%, to $5.8 million in fiscal year 2003 from $5.4 million in fiscal year 2002.  This increase was primarily due to $91,000 of expense related to the refinancing of the Tucson St. Mary’s and San Diego properties in fiscal year 2003, Best Western franchise fees of $88,000 related to the Buena Park property in fiscal year 2003 and an increase of $300,000 in bad debt expense in fiscal year 2003.

Total operating expenses for the twelve months ended January 31, 2003 were $28.0 million, a decrease of approximately $227,000 from $28.2 million in the twelve months ended January 31, 2002.  The decrease was primarily due to the one-time charge associated with the acquisition of InnSuites Hotels in fiscal year 2002 and was partially offset by the impairment charge related to the Scottsdale property in fiscal year 2003 discussed above.

Total interest expense was $3.8 million in both fiscal year 2003 and fiscal year 2002.  Interest on mortgage notes payable of $2.9 million was consistent with the prior year.  Interest on notes payable to banks decreased by 56.9%, or $218,000, to $165,000 from $384,000 due to lower outstanding balances on the Trust’s line of credit and term loans.  Interest on notes payable to related parties increased 29.9%, or $159,000, to $692,000 from $533,000 due to an increase of $1.2 million in net borrowings from Mr. Wirth and his affiliates.

Real estate and personal property taxes, insurance and ground rent increased $131,000, or 7.4%, to $1.9 million from $1.8 million in comparing the twelve months ended January 31, 2003 and 2002, respectively.  Real estate and personal property taxes and property insurance increased due to increased insurance premiums and increased property tax assessments.

Hotel property depreciation for the twelve months ended January 31, 2003 compared to 2002 increased approximately $339,000, or 11.1%, to $3.4 million from $3.1 million, respectively.  The increase resulted primarily from the recognition of depreciation in the fourth quarter on the Flagstaff property for the prior fifteen months.  Recording depreciation ceased on this property between August 1, 2001 and October 31, 2002 while it was classified for accounting purposes as “held for sale.”  When on November 1, 2002 the property was reclassified for accounting purposes as “held and used,” the Trust began depreciating the property again and had to take the fifteen months worth of depreciation that was suspended while the property was classified for accounting purposes as “held for sale.”

The Trust recognized extraordinary items of $322,000 for the twelve months ended January 31, 2002 related to the early extinguishment of debt on its Ontario property.  This amount was comprised of a  $577,000 prepayment penalty related to the refinancing of the Ontario property, partially offset by a $255,000 gain on the refinancing of the mortgage note secured by the Trust’s Tucson St. Mary’s property.

The Trust had a loss before minority interest of $4.9 million for the twelve months ended January 31, 2003, compared to a loss before minority interest of $4.7 million in the prior year.  After deducting the loss allocated to the minority interest of $1.4 million, the Trust had a net loss attributable to Shares of Beneficial Interest of approximately $3.4 million.  This represented a decrease in net loss of approximately $93,000 attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2003 and 2002.   Basic and diluted net loss per share was $1.67 for the twelve months ended

January 31, 2003 compared to $1.66 for 2002.  For the twelve months ended January 31, 2002, the Trust recorded a net loss from extraordinary items of $322,000, of which approximately $156,000, or $0.07 per share, is attributable to Shares of Beneficial Interest.

Results of Operations of the Trust for the year ended January 31, 2002 compared to the year ended January 31, 2001.

Results of operations for the Trust for the fiscal year ended January 31, 2002 reflect a full-year of operations for the eleven Hotels and InnSuites Hotels.  Results of operations for the Trust for the fiscal year ended January 31, 2001 reflect a full-year of operations of ten of the Hotels, as well as a partial-year of operations for the Best Western Airport Inn located in Albuquerque, New Mexico, but do not reflect the operations of InnSuites Hotels.

For the twelve months ended January 31, 2002, the Trust had total revenues of $27.7 million compared to $9.7 million for the twelve months ended January 31, 2001, an increase of $17.9 million.  This increase was due to the acquisition of InnSuites Hotels and the inclusion of its revenues in the results of the Trust for the twelve months ended January 31, 2002.  Total expenses of $32.0 million for the twelve months ended January 31, 2002 reflect an increase of $17.1 million compared to total expenses of $14.9 million for the twelve months ended January 31, 2001.  The increase was due to the acquisition of InnSuites Hotels and the inclusion of its expenses in the results of the Trust for the twelve months ended January 31, 2002.

Expenses incurred in acquiring InnSuites Hotels for the year ended January 31, 2002 relate to the one-time assumption of net liabilities of InnSuites Hotels that were associated with the acquisition.  Comparable costs were not incurred in fiscal year 2001.

Loss on impairment of hotel property was $3.2 million for the twelve months ended January 31, 2001.  This loss resulted from the write-down for an impairment of the Scottsdale hotel property.  The performance of the Scottsdale hotel property during that period indicated that the hotel property significantly decreased in value, which required management to evaluate recoverability of the hotel property’s carrying value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  Using management’s best estimate of undiscounted future cash flows from the hotel, the hotel property’s carrying value was determined not to be recoverable.  The hotel property, including land, buildings and improvements and furniture, fixtures and equipment, was written down by $3.2 million to the hotel’s market value and new basis of $3.7 million.  The amount of impairment allocated to Shares of Beneficial Interest was $1.5 million and the amount allocated to minority interest was $1.7 million.  No such loss was recorded for the twelve months ended January 31, 2002.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2002 and 2001, these expenses increased $1.8 million to $5.4 million in fiscal year 2002 from $3.6 million in fiscal year 2001.  This 49.1% increase was primarily due to the incurrence of expenses associated with the acquisition of InnSuites Hotels and the inclusion of the expenses of InnSuites Hotels in the results of the Trust.

Total operating expenses for the twelve months ended January 31, 2002 were $28.2 million, an increase of $17.1 million from $11.1 million in the twelve months ended January 31, 2001.  The increase was primarily due to the incurrence of expenses associated with the acquisition of InnSuites Hotels and the inclusion of the expenses of InnSuites Hotels in the results of the Trust.

Total interest expense for the twelve months ended January 31, 2002 was consistent with the prior year at $3.8 million.  Interest on mortgage notes payable increased $516,000, or 21.9%, to $2.9 million from $2.4 million due to the refinancing of the Ontario, California property, the incurrence of the new mortgage on the Tucson (Oracle), Arizona property and a full year of mortgage interest on the Albuquerque, New Mexico property.  Interest on notes payable to banks decreased by 66.4%, or $758,000, to $384,000 from $1.1 million due to the replacement of the Trust’s $12 million Credit Facility with mortgages on certain of the Hotels.  Interest on notes payable to related parties increased 99.3%, or $266,000, to $533,000 from $267,000 due to an increase in net borrowings from Mr. Wirth and his affiliates in the amount of $1.3 million.

Real estate and personal property taxes, insurance and ground rent increased $307,000, or 21.2%, to $1.8 million from $1.5 million in comparing the twelve months ended January 31, 2002 and 2001, respectively.  Real estate and personal property taxes and property insurance increased due to the inclusion of InnSuites Hotels’ insurance expense in the results of the Trust in fiscal year 2002, the acquisition of the Albuquerque hotel during fiscal year 2001, increased insurance premiums and increased property tax assessments.

Hotel property depreciation for the twelve months ended January 31, 2002 compared to 2001 increased approximately $216,000, or 7.7%, to $3.1 million from $2.8 million, respectively.  The increase primarily resulted from a full year of depreciation on the Albuquerque property and an increase in capitalized refurbishment costs of approximately $2.4 million in fiscal year 2002, as well as a full year of depreciation on assets capitalized in the prior year, partially offset by the suspension of depreciation on the Hotels which were held for sale beginning in the third quarter of fiscal year 2002.

The Trust recognized extraordinary items of $322,000 for the twelve months ended January 31, 2002 related to the extinguishments of debt.  This amount was a  $577,000 prepayment penalty related to the refinancing of the Ontario property, partially offset by a $255,000 gain on the refinancing of the previous mortgage note secured by the Tucson St. Mary’s property.

The Trust had a loss before minority interest of $4.7 million for the twelve months ended January 31, 2002, compared to a loss before minority interest of $5.1 million in the prior year.  After deducting the loss allocated to the minority interest of $1.2 million, the Trust had a net loss attributable to Shares of Beneficial Interest of approximately $3.5 million.  This represented an increase in net loss of $945,000 attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2002 and 2001, which was primarily due to the incurrence of expenses associated with the acquisition of InnSuites Hotels and the inclusion of the expenses of InnSuites Hotels in the results of the Trust.  Basic and diluted net loss per share was $1.66 for the twelve months ended January 31, 2002 compared to $1.12 for 2001.  For the twelve months ended January 31, 2002, the Trust recorded a net loss from extraordinary items of $322,000, of which approximately $156,000, or $0.07 per share, was attributable to Shares of Beneficial Interest.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership and, effective February 1, 2001, InnSuites Hotels, the Trust has its proportionate share of the benefits and obligations of the Partnership’s ownership interests and InnSuites Hotels’ operational interests in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flow.  The Partnership’s principal source of revenue is rent payments under the Percentage Leases.  InnSuites Hotels’ obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of InnSuites Hotels to generate sufficient cash flow from hotel operations.  Additionally, pursuant to restrictions contained in certain credit agreements, Partnership distributions to the Trust during fiscal year 2003 were (and during fiscal year 2004 will be) limited to an amount equal to $0.01 per outstanding Share of Beneficial Interest.

As of January 31, 2003, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

On July 11, 2001, the Trust obtained a term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by its Flagstaff property.  The term loan and the line of credit mature on September 1, 2003.  Both loans bear interest at the prime rate (4.25% at January 31, 2003) plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and InnSuites Hotels to maintain a gross operating profit of 80% of the annual projections provided to the lender.  As of January 31, 2003, the Trust had drawn $1,060,000 on the line of credit and there was $1,587,250 outstanding on the term loan.  As of January 31, 2003, the Trust was not in compliance with the debt coverage ratio covenant and the covenant restricting the Trust’s capital expenditures to $1.6 million during fiscal year 2003.  On April 30, 2003, the Trust received a waiver from the lender for the period ended January 31, 2003.  The Management Company agreed to waive management fee payments and the Licensing Corp. agreed to waive licensing fee payments for a period of five months from May 1, 2002 through September 30, 2002, and the Partnership was restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003.  The waived management and licensing fees have been expensed and recorded as a capital contribution due to the related party relationship between the Trust and the Management Company and the Licensing Corp.  If the Partnership is in compliance with the debt coverage ratio covenant for any given month after September 30, 2002, the payments to the Management Company and the Licensing Corp. may be made for such month in an amount equal to one month of accrued but unpaid management and licensing fees.  Subsequent to September 30, 2002, the Trust was in compliance with its debt coverage ratio covenant and made payments for one month to the Management Company and made no payments to the Licensing Corp.

All fees charged by the Management Company and the Licensing Corp., except those waived, have been accrued for by the Trust.  The Trust expects any suspension in fees during fiscal year 2004 to increase cash available to the Trust.  Subsequent to January 31, 2003, the Trust sold its Scottsdale property to an affiliate of Mr. Wirth.  A portion of the proceeds of that sale were used to pay off the term loan described above.  The Trust expects to refinance its line of credit prior to its maturity on September 1, 2003.

In August 2001, the Trust listed its Scottsdale and Flagstaff properties for sale.  The Trust was not successful in selling the Flagstaff property during its listing period and reclassified it for accounting purposes from “held for sale” to “held and used.”  Subsequent to the close of the Trust’s fiscal year 2003, an offer from an affiliate of Mr. Wirth was made to purchase the Scottsdale property at the property’s appraised value and was accepted by the Trust.  As discussed above, the Trust incurred an impairment charge of approximately $590,000 on the Scottsdale property during fiscal year 2003.

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”), from the rent paid under the Percentage Leases, an amount equal to 4% of InnSuites Hotels’ revenues from operation of the Hotels.  The Fund is restricted by the mortgage lender for six of the Trust’s properties.  As of January 31, 2003, $45,787 was held in restricted capital expenditure funds and is included on the balance sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time.  The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop.  During the twelve months ended January 31, 2003 and 2002, the Hotels spent approximately $1.7 million and $2.4 million, respectively, for capital expenditures.  The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  Pursuant to restrictions contained in certain credit agreements, however, the Partnership was not permitted to spend more than $1.6 million on capital expenditures during fiscal year 2003.  The Trust received a waiver from the lender for the period ending January 31, 2003.  The Trust plans to spend approximately $1.0 million for capital expenditures in fiscal year 2004.  InnSuites Hotels also spent approximately $1.9 million and $1.8 million during fiscal years 2003 and 2002, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

The Trust has minimum debt payments of $5.1 million and $5.2 million due during fiscal years 2004 and 2005, respectively.  The Trust plans to refinance its term loan and line of credit, totaling $2.6 million, when they mature during fiscal year 2004.  The Trust also plans to refinance the mortgage note on its Buena Park property, totaling $3.1 million, when it matures in fiscal year 2005.  The remainder of the Trust’s obligations during fiscal years 2004 and 2005 will be met using revenue generated by the Hotels’ operations.  If revenue generated from operations is insufficient to meet the Trust’s obligations as they come due, payments and terms for obligations owed to Mr. Wirth and affiliates in the amounts of $719,378 and $1.1 million due in 2004 and 2005, respectively, may be renegotiated to extend the terms of these loans.  Mr. Wirth and/or affiliates have also demonstrated their willingness to modify the terms of existing obligations and to create new obligations based on the cash needs of the Trust.  See Note 8 to the Trust’s Consolidated Financial Statements - “Notes and Advances Payable to Related Parties.”

Management believes that cash on hand, future cash receipts from operations and borrowings from affiliates in fiscal year 2004 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months.  The Trust’s projection of future cash receipts includes certain cost-cutting measures.  In addition, subsequent to January 31, 2003, the Trust sold its Scottsdale property, which had a history of net operating losses.  See Note 22 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

The Trust may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust will acquire or develop additional hotels only as suitable opportunities arise, and the Trust will not undertake acquisition or redevelopment of properties unless adequate sources of financing are available.  Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings or from the proceeds of additional issuances of Shares of Beneficial Interest or other securities.  However, there can be no assurance that the Trust will successfully acquire or develop additional hotels or that proceeds from borrowings or issuances of Shares of Beneficial Interest will be available or in amounts and on terms sufficient to allow such transactions.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest are held in treasury and are available for future acquisitions and financings and/or for awards granted under the Trust’s 1997 Stock Incentive and Option Plan.  During fiscal year 2003, the Trust acquired 32,330 Shares of Beneficial Interest in open market transactions at an average price of $2.23 per share, an additional 159,013 Shares of Beneficial Interest in privately negotiated transactions at an average price of $1.95 per share and 257,101 limited partnership units in privately negotiated transactions at an average price of $2.02 per unit.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust is authorized to repurchase an additional 329,900 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Trust does not have any off-balance sheet financing arrangements or liabilities.  The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Matters” below for a discussion of new accounting interpretations with respect to variable interest entities and the impact of such interpretations on the Trust; see also Note 2 to the Trust’s Consolidated Financial Statements – “Summary of Significant Accounting Policies – Application of New Accounting Standards.”

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at January 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

Mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties	$48,823,561	$5,064,041	$9,706,348	$8,503,204	$25,549,968

Operating leases	7,053,873	188,290	376,580	376,580	6,112,423

TOTAL	$55,877,434	$5,252,331	$10,082,928	$8,879,784	$31,662,391

ACCOUNTING MATTERS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.  This interpretation is effective immediately for variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to

February 1, 2003.  While management has not yet completed its evaluation of the requirements of FIN 46, management believes it is reasonably possible the Trust will consolidate, or be required to provide certain additional disclosures with respect to, the Management Company and the Licensing Corp. when FIN 46 becomes effective.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee.  The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  As of the date of this filing, we have not provided any guarantees that would require recognition of liabilities under this interpretation.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This standard is effective for exit or disposal activities initiated after December 31, 2002.  We do not expect the standard to have a significant impact on our financial position or operating results.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The provisions of this standard, which primarily relate to the rescission of FASB Statement No. 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless they are considered unusual in nature and infrequent in occurrence.  These provisions are effective for fiscal years beginning after May 15, 2002.  Accordingly, we will implement the provisions of SFAS 145 beginning in fiscal year 2004.  At the time of implementation, we will reclassify any gains or losses from debt extinguishments in prior periods as income (loss) from operations.  We do not expect that the implementation of this standard will have a significant impact on our financial position or operating results.

In June 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard is effective beginning February 1, 2003.  We do not expect that the implementation of this standard will have a material impact on our consolidated financial statements.

INFLATION

The Trust’s revenue is based on the underlying Hotel revenue.  Therefore, the Trust relies entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general, and InnSuites Hotels in particular, can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates faster than inflation.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words,

constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s continued qualification as a REIT; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect the Trust’s current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements.  Examples of such uncertainties include, but are not limited to:

•                  fluctuations in hotel occupancy rates;

•                  changes in room rental rates which may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

•                  interest rate fluctuations;

•                  changes in federal income tax laws and regulations;

•                  competition;

•                  any changes in the Trust’s financial condition or operating results due to acquisitions or dispositions of hotel properties;

•                  real estate and hospitality market conditions;

•                  hospitality industry factors;

•                  terrorist attacks or other acts of war;

•                  communicable diseases, such as SARS; and

•                  local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry or the markets in which the Trust operates or will operate.

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

Item 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties.  The proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust’s real estate investment portfolio and operations.  The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  The Trust could enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument.  To date, the Trust has not entered into any such derivative transactions.

The Trust’s interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average interest rates, fair value and other terms required, by year of expected maturity, in order to evaluate the expected cash flow and sensitivity to interest rate changes.

Debt Type	Fiscal					Thereafter	Total	Fair Value
	2004	2005	2006	2007	2008

Fixed rate debt (1)	$2,181,433	2,094,888	4,434,728	3,334,339	4,963,093	21,565,595	38,574,076	38,866,979

Average interest rate	7.99%	8.00%	8.02%	8.04%	8.10%	8.26%	8.07%	8.00%

Variable rate debt (1)	$2,820,853	3,143,513	94,973	100,154	105,617	3,984,375	10,249,485	9,630,615

Interest rate available on January 31, 2003	5.48%	5.56%	5.25%	—	—	—	5.43%	5.48%

(1)          The fair value of fixed rate debt and variable rate debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

The table incorporates only those exposures that exist as of January 31, 2003 and does not consider those exposures or positions which would arise after that date.  Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value.  As a result, the Trust’s interest rate fluctuations will depend on the exposures that arise during any particular period and future interest rates.

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

Independent Auditors’ Report – January 31, 2003;

Independent Auditors’ Report – January 31, 2002 and 2001;

Consolidated Balance Sheets – January 31, 2003 and 2002;

Consolidated Statements of Operations – Years Ended January 31, 2003, 2002 and 2001;

Consolidated Statements of Shareholders’ (Deficit) Equity – Years Ended January 31, 2003, 2002 and 2001;

Consolidated Statements of Cash Flow – Years Ended January 31, 2003, 2002 and 2001; and

Notes to the Consolidated Financial Statements – January 31, 2003, 2002 and 2001.

The following financial statement schedule of InnSuites Hospitality Trust is included in Item 14(a)1:

Schedule III – Real Estate and Accumulated Depreciation.

All other schedules are omitted, as the information is not required or is otherwise furnished.

INNSUITES HOTELS, INC.

LIST OF FINANCIAL STATEMENTS

The following financial statements of InnSuites Hotels, Inc. are included in Item 8:

Independent Auditors’ Report;

Balance Sheet – January 31, 2001;

Statement of Operations – Year Ended January 31, 2001;

Statement of Shareholders’ Deficit – Year Ended January 31, 2001;

Statement of Cash Flows – Year Ended January 31, 2001; and

Notes to the Financial Statements – January 31, 2001.

All schedules are omitted, as the information is not required or is otherwise furnished. As of February 1, 2001, the financial statements of InnSuites Hotels, Inc. are consolidated with those of the Trust, when InnSuites Hotels, Inc. became a wholly-owned subsidiary of the Trust.   See “Item 1 - Business - Acquisition of InnSuites Hotels by the Trust.”

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Trustees

InnSuites Hospitality Trust and Subsidiaries

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (the “Trust”) and Subsidiaries as of January 31, 2003 and the related consolidated statements of operation, shareholders’ (deficit) equity and cash flows for the year then ended.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and Subsidiaries as of January 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 21, 2003, except for footnote 7 as to which the date is April 30, 2003

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Trustees

InnSuites Hospitality Trust and Subsidiaries

Phoenix, Arizona

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated supplemental schedule III is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 21, 2003, except for footnote 7 as to which the date is April 30, 2003

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Trustees

InnSuites Hospitality Trust:

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (an Ohio real estate investment trust) and subsidiaries (the “Trust”) as of January 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended January 31, 2002.  In connection with our audits of the aforementioned consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Phoenix, Arizona
April 30, 2002

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
	2003	2002
ASSETS
Hotel Properties, Net	$56,388,265	$55,626,720
Hotel Properties Held for Sale	3,100,000	6,229,233
Cash and Cash Equivalents	88,519	—
Restricted Cash	45,787	174,980
Accounts Receivable, net of Allowance for Doubtful Accounts of $136,000 and $19,285, respectively	596,665	965,875
Prepaid Expenses and Other Assets	1,275,343	267,708
TOTAL ASSETS	$61,494,579	$64,264,516

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Mortgage Notes Payable	$36,112,605	$35,202,069
Notes Payable to Banks	2,647,250	3,325,000
Notes and Advances Payable to Related Parties	9,901,153	8,666,360
Other Notes Payable	162,553	71,037
Accounts Payable and Accrued Expenses, including $626,758 and $417,207 payable to related parties in 2003 and 2002, respectively	3,903,274	3,744,442

TOTAL LIABILITIES	52,726,835	51,008,908

MINORITY INTEREST IN PARTNERSHIP	10,017,926	11,728,792

SHAREHOLDERS’ (DEFICIT) EQUITY
Shares of beneficial interest, without par value; unlimited authorization; 1,997,601 and 2,136,334 shares issued and outstanding at January 31, 2003 and 2002, respectively	626,122	3,101,878

Treasury Stock; 855,736 and 700,393 shares, held at January 31, 2003 and 2002, respectively	(1,876,304)	(1,575,062)

TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(1,250,182)	1,526,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,494,579	$64,264,516

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
	2003	2002	2001
REVENUE
Room	$24,434,186	$24,790,737	$—
Food and Beverage	1,514,896	1,594,333	—
Telecommunications	186,936	256,172	—
Rent Revenue from Affiliate	—	—	9,699,418
Other	804,455	1,014,767	27,788

TOTAL REVENUE	26,940,473	27,656,009	9,727,206

OPERATING EXPENSES
Room	6,737,985	6,855,613	—
Food and Beverage	1,563,778	1,485,266	—
Telecommunications	310,682	359,775	—
General and Administrative (includes $1,119,333, $1,064,487 and $0 of management and licensing fees to related parties for 2003, 2002 and 2001, respectively)	5,809,698	5,356,351	3,593,596
Sales and Marketing	2,215,749	2,148,347	—
Repairs and Maintenance	1,893,859	1,791,248	—
Hospitality	1,237,379	1,360,039	—
Utilities	1,929,179	1,972,060	—
Hotel Property Depreciation	3,395,844	3,056,489	2,840,819
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,888,821	1,757,991	1,450,921
Other	448,451	496,334	—
Expenses Incurred in Acquiring InnSuites Hotels	—	1,608,482	—
Loss on Impairment of Hotel Property	589,687	—	3,210,648
TOTAL OPERATING EXPENSES (includes $8,756,842, $8,524,902 and $0 in contract labor expense to related party for 2003, 2002 and 2001, respectively)	28,021,112	28,247,995	11,095,984
OPERATING LOSS	(1,080,639)	(591,986)	(1,368,778)
Interest Income	1,453	9,326	11,249
TOTAL INTEREST INCOME	1,453	9,326	11,249
Interest on Mortgage Notes Payable	2,930,253	2,870,393	2,354,685
Interest on Notes Payable to Banks	165,362	383,846	1,141,861
Interest on Notes Payable and Advances Payable to Related Parties	691,978	532,609	267,252
Interest on Other Notes Payable	9,549	7,373	5,492
TOTAL INTEREST EXPENSE	3,797,142	3,794,221	3,769,290
LOSS BEFORE EXTRAORDINARY ITEMS AND MINORITY INTEREST	(4,876,328)	(4,376,881)	(5,126,819)
EXTRAORDINARY ITEMS
Loss on Early Extinguishment of Debt, net	—	(322,153)	—
LOSS BEFORE MINORITY INTEREST	(4,876,328)	(4,699,034)	(5,126,819)
LESS MINORITY INTEREST	(1,430,380)	(1,159,632)	(2,532,065)
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(3,445,948)	$(3,539,402)	$(2,594,754)
LOSS PER SHARE - Basic and Diluted
Loss before Extraordinary Items	$(1.67)	$(1.59)	$(1.12)
Extraordinary Items	—	(0.07)	—
NET LOSS	$(1.67)	$(1.66)	$(1.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
– Basic and Diluted	2,068,508	2,137,203	2,316,972
CASH DIVIDENDS PER SHARE	$.01	$.01	$.03

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

BALANCE, JANUARY 31, 2000	$8,631,266
Stock Compensation	52,516
Net Loss	(2,594,754)
Dividends	(97,703)
Purchase of Treasury Stock	(1,032,687)
Reallocation of Minority Interest	79,269

BALANCE, JANUARY 31, 2001	5,037,907
Stock Compensation	26,258
Net Loss	(3,539,402)
Dividends	(21,479)
Purchase of Treasury Stock	(80,621)
Reallocation of Minority Interest	104,153

BALANCE, JANUARY 31, 2002	1,526,816
Net Loss	(3,445,948)
Dividends	(20,010)
Purchase of Treasury Stock	(382,135)
Issuance of Shares of Beneficial Interest	80,858
Related Party Debt and Fees Forgiven	1,063,645
Reallocation of Minority Interest	(73,408)

BALANCE, JANUARY 31, 2003	$(1,250,182)

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEARS ENDED JANUARY 31,
	2003	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest	$(3,445,948)	(3,539,402)	(2,594,754)
Adjustments to Reconcile Net Loss Attributable to Shares of Beneficial Interest to Net Cash Provided by (Used in) Operating Activities:
Stock Compensation Expense	—	26,258	52,516
Expenses Incurred in Acquiring InnSuites Hotels	—	1,608,482
Impairment of Hotel Property	589,687	—	3,210,648
Provision for Uncollectible Receivable	375,209	—	2,406,129
Minority Interest	(1,430,380)	(1,159,632)	(2,532,065)
Hotel Property Depreciation	3,395,844	3,056,489	2,840,819
Loss on Disposal of Hotel Property	66,401	45,866	—
Amortization of Deferred Loan Fees	54,209	54,690	117,440
Capital Contribution from Waived Management and Licensing Fee Expense	534,599	—	—
Changes in Assets and Liabilities (Net of Effect of Acquisition of InnSuites Hotels in fiscal 2002):
Increase in Rent Receivable from Affiliate	—	—	(2,406,129)
(Increase) in Prepaid Expenses and Other Assets	(61,844)	(608,104)	(456,797)
(Increase) Decrease in Accounts Receivable	(5,999)	207,846	—
Increase (Decrease) in Accounts Payable and Accrued Expenses	1,058,596	45,852	(81,680)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,130,374	(261,655)	556,127

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of InnSuites Hotels	—	(11,531)	—
Cash Acquired from InnSuites Hotels	—	85,294
Improvements and Additions to Hotel Properties	(1,684,244)	(2,366,932)	(2,164,744)
Change in Restricted Cash	129,193	(88,599)	150,990
Acquisition of Hotel	—	—	(525,000)
Gain on Disposal of Furniture, Fixtures and Equipment	—	—	80,685
Proceeds from Sale of Land	—	—	20,564

NET CASH USED IN INVESTING ACTIVITIES	(1,555,051)	(2,381,768)	(2,437,505)

CASH FLOW FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(1,226,308)	(1,184,779)	(698,090)
Refinancing of Mortgage Notes Payable	2,136,844	5,658,276	500,000
Borrowings on Mortgage Notes Payable	—	5,100,000	—
Payments on Notes Payable to Banks	(677,750)	(11,300,000)	—
Borrowings on Notes Payable to Banks	—	3,325,000	—
Repurchase of Partnership Units	(2,788)	(30,060)	(876,665)
Repurchase of Treasury Stock	(73,066)	(80,621)	(1,032,687)
Payment of Dividends	(20,010)	(21,479)	(97,703)
Distributions to Minority Interest Holders	—	(68,480)	(210,308)
Payments on Notes and Advances Payable to Related Parties	(227,068)	(1,737,847)	(2,583,743)
Borrowings on Notes and Advances Payable to Related Parties	668,826	2,932,500	7,085,450
Borrowings on Other Notes Payable	—	25,838	172,844
Payments on Other Notes Payable	(65,484)	(79,822)	(272,823)

NET CASH PROVIDED BY FINANCING ACTIVITIES	513,196	2,538,526	1,986,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88,519	(104,897)	104,897

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	104,897	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$88,519	—	104,897

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is a real estate investment trust (“REIT”) that owns, through a partnership interest, eleven hotels with an aggregate of 1,667 suites in Arizona, southern California and New Mexico.  The hotels operate as InnSuites Hotels.

The Trust operates as a self-managed and self-administered “umbrella partnership REIT,” with operations through an operating partnership, RRF Limited Partnership, a Delaware limited partnership (the “Partnership”).  The Trust is the sole general partner of the Partnership and owned 50.80% and 48.73% of the Partnership as of January 31, 2003 and 2002, respectively. The Trust’s weighted average ownership for the years ended January 31, 2003, 2002 and 2001 was 49.80%, 48.45% and 46.57%, respectively.  The Partnership holds hotel properties and incurs the related expenses.  The hotels are leased to InnSuites Hotels, Inc. (“InnSuites Hotels”), a wholly-owned subsidiary of the Trust.  InnSuites Hotels holds the franchise agreement for each hotel and operates the hotels.  InnSuites Hotels contracted with Suite Hospitality Management, Inc. (the “Management Company”) for certain property management services and employment services as of February 1, 2001.  The Management Company is owned 9.8% by the James F. Wirth, Chairman, President and Chief Executive Officer of the Trust.  The Management Company qualifies as an independent third-party manager and operator of the hotels under the REIT Modernization Act (“RMA”) for income tax purposes.

InnSuites Hotels also contracts with InnSuites Licensing Corp. (the “Licensing Corp.”), an entity owned by Mr. Wirth, for certain trademark and licensing services.

Prior to February 1, 2001, InnSuites Hotels operated and managed all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc. (“InnSuites Innternational”), an entity owned by Mr. Wirth.  Pursuant to management contracts, InnSuites Hotels paid InnSuites Innternational an annual management fee of 2.5% of gross revenues for property management services.  Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operates and manages the Hotels with the assistance of the Management Company, an entity in which Mr. Wirth has a 9.8% ownership interest, pursuant to substantially the same terms as the InnSuites Innternational management agreements.  There were no termination fees charged in connection with the cancellation of the old management contracts.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  Effective February 1, 2003, the annual management fee charged by the Management Company to InnSuites Hotels was reduced to 2.0% of gross room revenues.  This reduction will be effective through January 31, 2005, when the annual management fee will return to the level stated in the original agreement.

InnSuites Hotels pays the Licensing Corp. an annual licensing fee of 2.5% of gross revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks.  The agreements were modified on November 1, 2002 to reduce the annual licensing fee to 2.0% of gross room revenues (1.0% for those properties which also carry a third-party franchise).  The modification is in effect until January 31, 2005, when the trademark and licensing fees will return to the levels stated in the original agreement.

The RMA amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary.  As a result of the RMA restructuring effective

February 1, 2001, the Trust’s operating results reflect property-level revenues and expenses in 2003 and 2002 rather than rental income from InnSuites Hotels in 2001.

On January 31, 1998, the Trust contributed $2,081,000 to the Partnership in exchange for a 13.6% general partnership interest therein. The Trust is the sole general partner of the Partnership. The Partnership issued limited partnership interests representing 86.4% of the Partnership capital to acquire six hotel properties from various entities. In addition, in order to acquire a seventh hotel property, through a wholly-owned subsidiary, RRF Sub Corp., the Trust issued 647,231 Shares of Beneficial Interest in exchange for all of the outstanding shares of Buenaventura Properties, Inc., which owned a hotel located in Scottsdale, Arizona. These seven hotels are collectively referred to as the “Initial Hotels.” The Initial Hotels, together with subsequent hotel acquisitions, are referred to herein as the “Hotels.” The Hotels are leased to InnSuites Hotels, formerly known as Realty Hotel Lessee Corp., pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”). Each Percentage Lease obligates InnSuites Hotels to pay rent equal to the greater of the minimum rent (“Base Rent”) or a percentage rent based on the gross revenue of each Hotel. InnSuites Hotels holds the franchise agreement for each Hotel. As of February 1, 2001, the Trust acquired 100% of the ownership interests of InnSuites Hotels, which was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., an entity owned by  Mr. Wirth and his spouse, and 67.2% by unrelated third parties.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT.  The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  As of January 31, 2003, 1,498,984 Class A limited partnership units were issued and outstanding.  Additionally, as of January 31, 2003, 5,000,974 Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,499,958 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership and, since February 1, 2001, owned all of the issued and outstanding classes of shares of InnSuites Hotels. Therefore, the financial statements of the Partnership and InnSuites Hotels since February 1, 2001 are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries.  The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows.  Significant estimates and assumptions made by management are used for, but not limited to, the estimated useful lives of long-lived assets, the recoverability of such assets by their estimated undiscounted future cash flows, the realization of the net operating losses and the fair values of the long-lived assets.

HOTEL PROPERTIES

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 15 years for furniture and equipment.

The Trust adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Loved Assets,” in accounting for its hotel properties effective the beginning of fiscal year 2003 and previously applied SFAS No. 121 in accounting for its hotel properties in fiscal years 2002 and 2001.  The adoption of SFAS No. 144 had no significant effect on the financial statements.

Management applies SFAS No. 144 to determine when it is required to test an asset for recoverability of its carrying value.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  Management has determined that no impairment of long-lived assets currently exists.  The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future cash flows over the remaining life of the asset.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.

During fiscal year 2001, underperformance of the Scottsdale hotel property indicated that the hotel property significantly decreased in value, which required management to evaluate recoverability of the hotel property carrying value under SFAS No. 121. Using management’s best estimate of undiscounted future cash flows from the hotel, the hotel property’s carrying value was determined not to be recoverable. The hotel property, including land, buildings and improvements and fixtures, furniture and equipment were written down by approximately $3.2 million to the hotel’s estimated fair value of $3.7 million. During fiscal year 2003, underperformance of the Scottsdale hotel property indicated that the hotel property sustained a further decrease in value, which then required management to evaluate recoverability of the hotel property’s carrying value under SFAS No. 144. Using management’s best estimate of undiscounted future cash flows from the hotel, the hotel property’s carrying value was determined not to be recoverable. The hotel property, including land, buildings and improvements and fixtures, furniture and equipment were written down by approximately $590,000 to the hotel’s estimated fair value of $3.1 million based on an updated appraisal by an independent valuation firm.  The property’s decrease in value was due to changes in the economic condition, and decreased prospects for future development, in its immediate area.  The Scottsdale property was subsequently sold in March 2003 to

Scottsdale Eldorado Resort, LLC, an affiliate of Mr. Wirth, for $3.1 million.  See Note 22 “Subsequent Events.”

Gains and losses on sales of properties are recognized at the time of sale or deferred to the extent required by GAAP.

The Trust will classify a hotel as “held for sale” in the period in which (1) it has made the decision to actively seek a buyer of the hotel and/or (2) a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of refundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner.  If these criteria are met, the Trust will record an impairment loss if the fair value less the costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation.

In August 2001, the Trust’s Flagstaff property was classified for accounting purposes as “held for sale” and all depreciation on the property was suspended.  On November 1, 2002, management changed its plans to sell the Flagstaff property.  Accordingly, the Trust reclassified the property for accounting purposes as “held and used” and recognized $186,000 of depreciation expense on that date as it was required to take all depreciation that had been suspended during the period the property was classified for accounting purposes as “held for sale.”

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

Room, food and beverage and telecommunications revenue are recognized as earned as services are provided and items are sold.  Rental income from InnSuites Hotels in fiscal year 2001 was recognized as earned.

ALLOWANCE FOR UNCOLLECTIBLE RENT RECEIVABLES FROM AFFILIATE

For fiscal year 2001, financial instruments, which potentially subjected the Trust to credit risk, consisted of rent receivable from InnSuites Hotels.  The Trust periodically assessed the collectibility of these receivables based on its evaluation of InnSuites Hotels’ estimated future cash flows available for payment.  As a result, for fiscal year 2001, the Trust recorded a provision of approximately $2.4 million for uncollectible receivables which are reflected in the accompanying consolidated statements of operations as a component of general and administrative expenses.

RECEIVABLES

Accounts receivable are carried at original amounts less an estimate made for doubtful receivables based on a review of outstanding amounts on a quarterly basis.  Management records an allowance for doubtful accounts for 50% of the balances over 90 days and 100% of the balances over 120 days.  Trade receivables are written off when deemed uncollectible.  Recoveries, if any, of receivables previously written off are recorded when received.  The Trust does not charge interest on accounts receivable balances.

STOCK-BASED COMPENSATION

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), allows entities to apply the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees and Related Operations” (“APB No. 25”) and provide pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied.  The Trust has elected to apply the provisions of APB No. 25. The following table illustrates the effect on net loss and loss per share had compensation cost for its stock-based compensation plan been determined based on the grant date fair values of awards as described in SFAS No. 123.

	Years ended January 31
	2003	2002	2001
Net loss:
As reported	$(3,445,948)	$(3,539,402)	$(2,594,754)

Deduct*	$(14,024)	$(21,047)	$(103,490)

Pro forma	$(3,459,972)	$(3,560,449)	$(2,698,244)

Net loss per share – basic and diluted:
As reported	$(1.67)	$(1.66)	$(1.12)

Pro forma	$(1.67)	$(1.67)	$(1.16)

*  Deduct:  Total stock-based employee compensation expense determined under fair value based method for awards.

INCOME TAXES

The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the U.S. Internal Revenue Code (the “Code”).  To qualify as a REIT, the Trust must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Trust’s REIT status.  As a REIT, the Trust generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders.  If the Trust fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.  Even if the Trust qualifies for taxation as a REIT, the Trust may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Effective February 1, 2001, InnSuites Hotels became a wholly-owned taxable REIT subsidiary (“TRS”) of the Trust and, as such, is required to pay income taxes at the applicable rates.  For the years ended January 31, 2003 and 2002, InnSuites Hotels did not record any income tax provision since InnSuites Hotels incurred a net loss during each fiscal year. Deferred tax assets of $560,000 and $255,000, as of January 31, 2003 and January 31, 2002, respectively, were offset by 100% valuation allowances. The net operating loss carryforward as of January 31, 2003 is approximately $1.4 million.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

LOSS PER SHARE

Basic and diluted loss per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the twelve months ended January 31, 2003, 2002 and 2001, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 6,673,808, 6,810,436 and 7,062,778 for fiscal year 2003, 2002 and 2001, respectively.  These shares are anti-dilutive due to the losses for each of the aforementioned years.  Therefore, these shares have not been used in the calculation of diluted earnings per share.

For the twelve months ended January 31, 2003, 2002 and 2001, 253,200, 272,300 and 344,100 stock options, respectively, are not included in the computation of diluted earnings per share as their inclusion would have an antidilutive effect because of losses and the fact that the option exercise prices are greater than the average market price of the Trust’s Shares of Beneficial Interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies.  Due to their short maturities, cash and cash equivalents are carried at cost, which reasonably approximates fair value.

The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by discounting the future cash flows using the current rates which would be available for similar loans having the same remaining maturities.  The carrying value of accounts payable and accrued expenses and other notes payable approximates fair value, due to their short-term nature.  See Note 15 “Fair Value of Financial Instruments.”

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a real estate investment trust that owns eleven hotels with an aggregate of 1,667 suites in Arizona, southern California and New Mexico.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $1,205,213, $1,209,560 and $0 for the years ended January 31, 2003, 2002 and 2001, respectively.

APPLICATION OF NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.  This interpretation is effective immediately for variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003.  While management has not yet completed its evaluation of the requirements of FIN 46, management believes it is reasonably possible the Trust will consolidate, or be required to provide certain additional disclosures with respect to, the Management Company and the Licensing Corp. when FIN 46 becomes effective.  The unaudited financial statements of these entities for the year ended January 31, 2003 included the following:

Gross revenue	$9,999,082
Net income	153,185
Assets, primarily receivables	1,706,716
Liabilities, primarily debt	1,198,329
Equity	508,386

The Trust paid a total of $369,896, $679,619 and $0 to the Management Company for management fees for the years ended January 31, 2003, 2002 and 2001, respectively, and $8,756,842, $8,524,902 and $0 to the Management Company for leased labor for the years ended January 31, 2003, 2002 and 2001, respectively.  The Trust also paid $214,838, $384,868 and $0 to the Licensing Corp. for licensing fees for the years ended January 31, 2003, 2002 and 2001, respectively.

When FIN 46 becomes effective, the net amount that may be added to the Trust’s balance sheet may be either reported as the cumulative effect of an accounting change, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  Since the Trust is not required to restate its financial statements it does not intend to do so.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of the date of this filing, the Trust has not provided any guarantees that would require recognition as liabilities under this interpretation.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Trust does not expect the standard to have a significant impact on its financial position or operating results.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The provisions of this standard, which primarily relate to the rescission of FASB Statement No. 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless they are considered unusual in nature and infrequent in occurrence.  These provisions are effective for fiscal years beginning after May 15, 2002.  Accordingly, the Trust will implement the provisions of SFAS 145 beginning in fiscal year 2004.  At the time of implementation, the Trust will reclassify any gains or losses from debt extinguishments in prior periods as income (loss) from operations.  The Trust does not expect that the implementation of this standard will have a significant impact on its financial position or operating results.

In June 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This standard is effective beginning February 1, 2003.  The Trust does not expect that the implementation of this standard will have a material impact on its consolidated financial statements.

RECLASSIFICATIONS

Certain prior year balances on the balance sheet and statement of operations have been reclassified to conform to current year presentation with no effect on net loss or total shareholders’ (deficit) equity.

3.  HOTEL PROPERTIES

As of January 31 of the respective years, hotel properties, including hotel properties held for sale, consisted of the following:

	2003	2002

Land	$5,471,475	$5,501,235
Building and improvements	56,279,307	56,089,725
Furniture, fixtures and equipment	10,438,749	9,746,604

Total hotel properties	72,189,531	71,337,564
Less accumulated depreciation	12,701,266	9,481,611

Hotel properties, net	$59,488,265	$61,855,953

4.  ACQUISITIONS

In December 2000, InnSuites Hotels and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act (the “RMA”). The RMA, among other things, permits the Trust to own the stock of a taxable REIT subsidiary (“TRS”) that may engage in businesses previously prohibited by the Trust, including leasing hotels, provided that such hotels are managed and operated by independent third parties, as defined by the RMA. Effective February 1, 2001, the Trust acquired all of the issued and outstanding common and preferred equity stock of InnSuites Hotels for $11,531 in cash consideration and the assumption of approximately $1.6 million of net liabilities. Prior to the acquisition, InnSuites Hotels was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., a wholly-owned affiliate of Mr. Wirth and his spouse, and 67.2% by unrelated parties.

Following the acquisition, InnSuites Hotels elected to be treated as a TRS under the RMA. As a result, the management contracts relating to the Hotels between InnSuites Hotels and InnSuites Innternational Hotels, Inc. were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with the Management Company, 9.8% of which is owned by Mr. Wirth and which qualifies as an independent third party manager and operator of the Hotels under the RMA.  There were no termination fees charged in connection with the cancellation of the old management contracts.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  Effective February 1, 2001, the Partnership, InnSuites Hotels and the Management Company entered into an amended Intercompany Agreement whereby, subject to certain terms and conditions, the Partnership granted InnSuites Hotels a right a first refusal to lease, and the Management Company a right of first refusal to operate, any real property acquired by the Partnership.  In return, the Partnership was granted a right of first refusal to pursue opportunities presented to InnSuites Hotels or the Management Company to purchase investments in real estate, hotel properties, real estate mortgages, derivatives or entities that invest in any of the foregoing.  To date, the Trust has not purchased or used derivatives.  In connection with the acquisition, the rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions and the employees of InnSuites Hotels became employees of the Management Company.  The acquisition of InnSuites Hotels by the Trust resulted in the following benefits: (1) a more direct relationship between the Hotels and the Trust, (2) the inclusion of InnSuites Hotels’ revenues in excess of required rent payments in the Trust’s consolidated financial reports, (3) the elimination of potential conflicts of interest and (4) the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

Effective August 30, 2000, Albuquerque Suite Hospitality, LLC, a wholly-owned subsidiary of the Partnership, acquired 100% of the ownership interest in a hotel located in Albuquerque, New Mexico for $2,100,000.  The acquisition was funded with a first mortgage on the Albuquerque property in the amount of $1,575,000 and cash from loans made to the Partnership by Mr. Wirth and his affiliates. This acquisition was accounted for as a purchase.

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

After review of the estimated cash flow projection for fiscal year 2002, management recorded a provision for uncollectible rent receivable in the amount of approximately $2.4 million for the fiscal year 2001.  The following reconciles the allowance for uncollectible rent receivable from InnSuites Hotels as of and for the years ended January 31, 2003, 2002 and 2001:

Allowance for Uncollectible Rent Receivable

Balance as of January 31, 2000	$2,845,732
Provision	2,406,129

Balance as of January 31, 2001	5,251,861
Write-offs	(5,251,861)
Provision	—

Balance as of January 31, 2002	—
Write-offs	—
Provision	—

Balance as of January 31, 2003	$—

6.  MORTGAGE NOTES PAYABLE

At January 31, 2003, the Trust had mortgage notes payable outstanding with respect to nine of the eleven Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from May 20, 2004 to April 27, 2016.  Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2003, 2002 and 2001 were 8.33%, 8.13% and 8.25%, respectively.

On August 23, 2002, the Trust refinanced the mortgage note payable on the San Diego, California property.  The new mortgage note of $4.9 million bears interest at 8% per year for the first five years and at the prime rate plus 0.5% for the remaining term and matures on August 23, 2009.  The Trust makes monthly principal and interest payments of $38,196.  The principal balance of the old note at January 31, 2002 was $3,815,733.  The principal balance of the new note at January 31, 2003 was $4,878,637.

On July 26, 2002, the Trust refinanced the mortgage note payable on the Tucson, Arizona St. Mary’s property. The new mortgage note of $4.5 million bears interest at the prime rate plus 1.0% and matures on July 29, 2009.  The Trust makes variable monthly principal and interest payments.  The principal balance of the old note at January 31, 2002 was $3,600,000.  The principal balance of the new note at January 31, 2003 was $4,459,983.

On April 27, 2001, the Trust secured a mortgage note payable on its Tucson, Arizona Oracle property in the amount of  $5,100,000, which bears interest at 8.0% and matures on April 27, 2016.  The Trust makes monthly principal and interest payments of $48,738.  The principal balance of the note at January 31, 2003 and 2002 was $4,785,798 and $4,979,306, respectively.

On April 18, 2001, the Trust refinanced its Ontario, California property for $9,000,000. The new mortgage note bears interest at 8.28% and matures on May 11, 2011.  The Trust makes monthly principal and interest payments of $71,141.  The principal balance of the note at January 31, 2003 and 2002 was $8,828,766 and $8,936,480, respectively.

On August 30, 2000, Albuquerque Suite Hospitality, LLC, a wholly-owned subsidiary of the Partnership, acquired 100% of the ownership interests in a hotel located in Albuquerque, New Mexico for $2,100,000.  The acquisition was funded in part with a first mortgage on the property in the amount of $1,575,000 which bears interest at 8.875% and has a maturity date of September 1, 2015.  The Trust makes monthly principal and interest payments of $15,858.  The principal balance of the note at January 31, 2003 and 2002 was $1,444,580 and $1,503,782, respectively.

On March 30, 1999, the Trust modified and extended the mortgage agreement on its Northern Phoenix, Arizona property.  An additional $1,750,000 was borrowed at 8.25% and matures on April 1, 2014.  The original note was restructured to match the terms of the new note.  The Trust makes monthly principal and interest payments of $42,886.  The principal balance of the note at January 31, 2003 and 2002 was $3,737,720 and $3,935,061, respectively.

The Trust has a mortgage note secured by its Yuma, Arizona property.  The note bears interest at 9.25% and matures on August 1, 2011.  The Trust makes monthly principal and interest payments of $41,168.  The principal balance of the note at January 31, 2003 and 2002 was $2,919,051 and $3,132,220, respectively.

The Trust has a mortgage note secured by its Tempe, Arizona property.  The note bears interest at 8.5% and matures on January 1, 2006.  The Trust makes monthly principal and interest payments of $27,573.  The principal balance of the note at January 31, 2003 and 2002 was $1,915,818 and $2,076,359, respectively.

The Trust has a mortgage note secured by its Buena Park, California property.  The note bears interest at the prime rate (4.25% at January 31, 2003) plus 1.5% and matures on May 20, 2004.  The Trust makes variable monthly principal and interest payments.  The principal balance of the note at January 31, 2003 and 2002 was $3,142,252 and $3,223,128, respectively.

Mr. Wirth and certain of his affiliates have guaranteed $9,833,128 of the mortgage notes payable.  The net book value of properties securing the mortgage notes payable at January 31, 2003 and 2002 was $53,869,622 and $50,224,805, respectively.  See Note 10 “Minimum Debt Payments” for scheduled minimum payments.

7.  NOTES PAYABLE TO BANKS

On July 11, 2001, the Trust obtained a term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by its Flagstaff property.  The term loan and the line of credit mature on September 1, 2003.  Both loans bear interest at the prime rate (4.25% at January 31, 2003) plus 1.0% and require the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and InnSuites Hotels to maintain a gross operating profit of 80% of the annual projections provided to the lender.  As of January 31, 2003, the Trust had drawn $1,060,000 on the line of credit and there was $1,587,250 outstanding on the term loan.  As of January 31, 2003, the Trust was not in compliance with the debt coverage ratio covenant and the covenant restricting the Trust’s capital expenditures to $1.6 million during fiscal year 2003.  On April 30, 2003, the Trust received a waiver from the lender for the period ended January 31, 2003.  The Management Company agreed to waive management fee payments and the Licensing Corp. agreed to waive licensing fee payments for a period of five months from May 1, 2002 through September 30, 2002, and the Partnership was restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003.  The waived management and licensing fees have been expensed and recorded as a capital contribution due to the related party relationship between the Trust and the Management Company and the Licensing Corp.  If the Partnership is in compliance with the debt coverage ratio covenant for any given month after September 30, 2002, the payments to the Management Company and the Licensing Corp. may be made for such month in an amount equal to one month of accrued but unpaid management and licensing fees.  Subsequent to September 30, 2002, the Trust was in compliance with its debt coverage ratio covenant and made payments for one month to the Management Company and made no payments to the Licensing Corp.

All fees charged by the Management Company and the Licensing Corp., except those waived, have been accrued for by the Trust.  The Trust expects any suspension in fees during fiscal year 2004 to increase cash available to the Trust.  Subsequent to January 31, 2003, the Trust sold its Scottsdale property to an affiliate of Mr. Wirth.  A portion of the proceeds of that sale were used to pay off the term loan described above.  The Trust expects to refinance its line of credit prior to its maturity on September 1, 2003.

8.  NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consist of funds provided by Mr. Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $9.9 million and $8.7 million as of January 31, 2003 and January 31, 2002, respectively. The notes and advances payable to related parties are as follows:

Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership’s Class A limited partnership units from Steve Robson, Trustee of the Trust, for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased Partnership units and bears interest at 7% per year.  The unpaid principal balance and accrued interest is amortized over 36 months. The final payment is due August 27, 2003. Beginning June 1, 2001, the Trust and Mr. Robson agreed to defer payments until March 2002, when payments resumed as scheduled.  Beginning May 1, 2002, the Trust and Mr. Robson again agreed to defer payments until February 2003, when payments resumed as scheduled.  The principal balance as of January 31, 2003 and 2002 was $553,449 for both years.

Advances Payable

Mr. Wirth made an unsecured loan to the Trust in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999. Interest only payments were due annually beginning March 15, 2000.  A principal payment of $500,000 is due on March 1, 2004.  The remaining unpaid principal balance and accrued interest is due on March 15, 2005. The Trust used the proceeds to purchase general partner units in the Partnership. On September 10, 2002, Mr. Wirth assigned his interest in this note to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth.  The principal balance as of January 31, 2003 and 2002 was $2,000,000 for both years.

Mr. Wirth made a secured loan that replaced four outstanding unsecured loans to the Trust totaling $600,000. The promissory note is secured by second and third mortgages on the Flagstaff and Scottsdale, Arizona hotels, respectively, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, which owns the Tempe, Arizona hotel.  The secured consolidated promissory note from the Trust in the amount of $600,000, bearing interest at 7% per year, became effective August 1, 2000.  The unpaid principal balance and accrued interest on the secured consolidated promissory note is due on July 15, 2006.  On September 10, 2002, Mr. Wirth assigned his interest in this note to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. The principal balance as of January 31, 2003 and 2002 was $600,000 for both years.

Mr. Wirth made nine secured loans to the Trust in the total amount of $2,066,000, all bearing interest at 7% per year, effective varying from August 15, 2000 to April 27, 2001. The Trust used the proceeds to acquire the Albuquerque, New Mexico hotel and to fund operations. The promissory note is secured by second and third mortgages on the Flagstaff and Scottsdale, Arizona hotels, respectively, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, which owns the Tempe, Arizona hotel.  The unpaid principal balance and accrued interest on the unsecured promissory note is due on July 15, 2006. On September 10, 2002, Mr. Wirth assigned his interest in this note to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. The principal balance as of January 31, 2003 and 2002 was $1,347,000 for both years.

On July 27, 2000, the Partnership repurchased 300,000 of the Trust’s Shares of Beneficial Interest from Mr. Wirth and/or his affiliates, issuing 10 secured promissory notes in the aggregate amount of $720,000 and $3,000 cash. The promissory notes are secured by the repurchased shares and bear interest at 7% per year.  The unpaid principal balances and accrued interest are due at various dates ranging from August 27, 2000 to July 27, 2003. Beginning June 1, 2001, the Trust and the noteholders agreed to defer payments until March 2002, when payments resumed as scheduled. Beginning March 2002, the Trust and the noteholders again agreed to defer payments until May 2003 when payments will resume as scheduled.  The principal balance as of January 31, 2003 and 2002 was $282,454 and $506,911, respectively.

Rare Earth Development Company, an affiliate of Mr. Wirth, made fifteen unsecured loans to the Trust in the total amount of $3,802,500, all bearing interest at 7% per year. The Trust used the proceeds to fund operations. The unpaid principal balances and accrued interest were due on July 15, 2002. However, the term of the loans were extended to July 15, 2007.  On September 10, 2002, Rare Earth Development Company assigned its interest in the note to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth.  The principal balance as of January 31, 2003 and 2002 was $3,802,500 and $3,659,000, respectively.  Subsequent to fiscal year 2003, the Trust sold its Scottsdale, Arizona property to an affiliate of Mr. Wirth.  In connection with the sale of the Scottsdale property, $1.1 million of this note was paid off using proceeds from such sale.  See Note 22 “Subsequent Events.”

On May 1, 2002, Mr. Wirth received an unsecured promissory note from the Trust for interest due and payable totaling $158,667.  The unsecured promissory note bears interest at 7% per year and matures on March 15, 2004.  On January 31, 2003, Mr. Wirth forgave the note and the Trust recognized a capital contribution of $158,667.

On July 15, 2002, Mr. Wirth received an unsecured promissory note from the Trust for interest due and payable totaling $200,153.  The unsecured promissory note bears interest at 7% per year and matures on July 15, 2006.  On January 31, 2003, Mr. Wirth forgave the note and the Trust recognized a capital contribution of $200,153.

On July 15, 2002, Rare Earth Development Company, an affiliate of Mr. Wirth, received an unsecured promissory note from the Partnership for interest due and payable totaling $311,809.  The unsecured promissory note bears interest at 7% per year and matures on July 15, 2007.  On January 31, 2003,

Rare Earth Development Company forgave the note from the Partnership and the Trust recognized its share of the $311,809 capital contribution.

On July 25, 2002, the Trust purchased 225,390 Class B Partnership Units in the Partnership from Hulsey Hotels Corporation, an affiliate of Mr. Wirth, for $439,511, issuing a secured promissory note for $438,000 and $1,511 cash.  The note is secured by the purchased units, bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of January 31, 2003 was $438,000.

On July 26, 2002, the Trust repurchased 118,513 Shares of Beneficial Interest in the Trust from Mr. Wirth for $231,100, issuing a secured promissory note for $230,000 and $1,100 cash.  The note is secured by the repurchased shares, bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of January 31, 2003 was $230,000.

On July 26, 2002, InnSuites Hotels purchased 65,000 Shares of Beneficial Interest in the Trust from Mr. Wirth for $126,750, issuing an unsecured promissory note for $125,000 and $1,750 cash.  The unsecured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of January 31, 2003 was $125,000.

On October 8, 2002, Capital Resource Lenders-I, L.L.C., an affiliate of Mr. Wirth, received a secured promissory note in the amount of $125,000 from the Partnership.  The promissory note is secured by the Scottsdale, Arizona hotel.  The funds were used to pay down the term loan on the Scottsdale property.  The secured promissory note bears interest at the greater of 8.0% or the prime rate plus 0.5% per year, not to exceed 10.0% per year, with monthly payments based on a twenty year amortization with the remaining unpaid principal and interest due on September 30, 2009.  The principal balance as of January 31, 2003 was $125,000.

Capital Resource Lenders-I, L.L.C., an affiliate of Mr. Wirth, received three secured promissory notes in the amount of $287,750 from the Partnership with effective dates ranging from November 21, 2002 to January 7, 2003.  The promissory note is secured by the Scottsdale, Arizona hotel.  The funds will be used to pay down the term loan on the Scottsdale property.  The secured promissory notes bears interest at the greater of 8.0% or the prime rate plus 0.5% per year, not to exceed 10.0% per year, with monthly payments based on a twenty year amortization with the remaining unpaid principal and interest due on September 30, 2009.  The principal balance as of January 31, 2003 was $287,750.

On January 31, 2003, Fort Worth/Dallas Suite Hospitality Partnership, an affiliate of Mr. Wirth, received an unsecured promissory note in the amount of $110,000 from the Partnership.  The Partnership used the proceeds to fund operations.  The secured promissory note bears interest at 7.0% and matures on February 5, 2003. The note was paid in full on February 5, 2003.  The principal balance as of January 31, 2003 was $110,000.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $28,373, $222,047 and $185,597 for the twelve months ended January 31, 2003, 2002 and 2001, respectively.

9.  OTHER NOTES PAYABLE

As of January 31, 2003, the Trust had outstanding $162,542 in secured promissory notes to unrelated third parties arising from the repurchase of 69,533 Class A limited partnership units and 40,500 Shares of Beneficial Interest.  The promissory notes bear interest at 7% per year and are due in varying monthly payments through October 2004.  The repurchased units and shares secure the notes.  As of January 31, 2002, the Trust had outstanding $71,037 in secured promissory notes to unrelated third parties arising from the repurchase of certain limited partnership units and Shares of Beneficial Interest.

10.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2003 are as follows:

FISCAL YEAR ENDED	AMOUNT
2004	$5,064,041
2005	5,176,647
2006	4,529,701
2007	3,434,492
2008	5,068,710
Thereafter	25,549,970

$48,823,561

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest are held in treasury and are available for future acquisitions and financings and/or for awards granted under the Trust’s 1997 Stock Incentive and Option Plan.  During fiscal year 2003, the Trust acquired 32,330 Shares of Beneficial Interest in open market transactions at an average price of $2.23 per share, an additional 159,013 Shares of Beneficial Interest in privately negotiated transactions at an average price of $1.95 per share, and 257,101 limited partnership units in privately negotiated transactions at an average price of $2.02 per unit.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust is authorized to repurchase an additional 329,900 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

For the years ended January 31, 2003, 2002 and 2001, the Trust repurchased 191,343, 49,150 and 461,743 Shares of Beneficial Interest at an average price of $2.00, $1.64 and $2.24 per share, respectively.  These shares are accounted for as treasury stock in the statement of shareholders’ (deficit) equity.

12.  FEDERAL INCOME TAXES

The Trust has an income tax net operating loss carryforward of approximately $20.0 million at January 31, 2003. Net operating loss carryforwards expire beginning in fiscal year 2008 and ending in fiscal year 2023. The quarterly allocation of cash dividends paid per share and the characterization of dividends as either ordinary income or return of capital for individual shareholders’ income tax purposes were as follows:

	CALENDAR 2002			CALENDAR 2001			CALENDAR 2000
Month Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid

January	—	$.01	$.01	—	—	—	—	$.01	$.01
May	—	—	—	—	—	—	—	.01	.01
July	—	—	—	—	—	—	—	.01	.01
October	—	—	—	—	—	—	—	.01	.01
Total	—	$.01	$.01	—	—	—	—	$.04	$.04

The tax status of distributions to shareholders in calendar 2003 will be dependent on the level of the Trust’s earnings in that year.  If certain changes in the Trust’s ownership should occur, there could be an annual limitation on the amount of carryforwards that can be utilized, which could potentially impair the ability to utilize the full amount of the carryforwards.

The total dividends per share applicable to operating results for the years ended January 31, 2003, 2002 and 2001, amounted to $0.01 per share, $0.01 per share and $0.03 per share, respectively.

The Trust and InnSuites Hotels have federal net operating loss carryforwards as follows:

	Amount
Year	Trust	InnSuites Hotels
2008	$4,476,203	$—
2012	5,056,761	—
2018	3,883,556	—
2019	1,163,799	—
2020	1,979,025	—
2021	250,847	—
2022	1,580,590	637,793
2023	1,439,000	730,000
	$19,829,781	$1,367,793

13.  ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS

Mr. Wirth has an employment agreement with the Trust that expires in December 2007.  The employment agreement provides that Mr. Wirth received no compensation from the Trust as long as a previously enforceable advisory agreement was in effect.  However, pursuant to the terms of the employment agreement, since the Advisor (as defined in the advisory agreement) no longer provides services to the Partnership or the Trust, Mr. Wirth is to be compensated at an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect.  Mr. Wirth is currently being compensated, however, at a lesser rate of $126,000 a year.

14.  OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Mr. Wirth and his affiliates had substantial ownership interests.  Mr. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels.  As of January 31, 2003 and 2002, Mr. Wirth and his affiliates held 5,000,974 and 5,226,364 Class B limited partnership units, respectively.  As of January 31, 2003 and 2002, Mr. Wirth and his affiliates held 455,000 and 633,513 Shares of Beneficial Interest in the Trust, respectively.

At January 31, 2003 and 2002, the Trust owned a 50.80% interest and 48.73% interest, respectively, in the Hotels through its sole general partner’s interest in the Partnership.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust’s significant financial instruments at January 31, 2003 and 2002 are as follows:

	2003		2002
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$36,112,605	$36,216,060	$35,202,069	$36,466,626
Notes payable to banks	2,647,250	2,647,250	3,325,000	3,325,000
Notes and advances payable to related parties	9,901,153	9,472,511	8,666,360	8,611,497
Other notes payable	162,553	161,773	71,037	71,037

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest amounted to approximately $3.1 million, $3.5 million and $3.4 million for fiscal years 2003, 2002 and 2001, respectively.

The Trust issued 16,610, 59,000 and 80,278 Shares of Beneficial Interest during the years ended January 31, 2003, 2002 and 2001, respectively, in exchange for Class A limited partnership units.  The shares were valued at $23,254, $104,000 and $172,540, respectively.

In connection with the acquisition of the Albuquerque, New Mexico hotel in fiscal year 2001, approximately $1.6 million of the purchase price was satisfied through using a mortgage note payable to a third party lender.

The acquisition of InnSuites Hotels in fiscal year 2002 resulted in the following changes in assets and liabilities, and expense recognition:

Increase in cash and cash equivalents	$(85,294)
Increase in accounts receivable	(1,173,721)
Increase in prepaid expenses and other assets	(223,221)
Increase in accounts payable and accrued expenses	2,447,353
Increase in loans payable to Trust	631,834
Expense incurred in acquiring InnSuites Hotels	(1,608,482)

Net cash paid for acquisition	$(11,531)

During fiscal year 2001, the Trust issued promissory notes in the amount of $52,000 to acquire 22,250 Class A Partnership units from a third party.  These units were repurchased pursuant to the Trust’s share repurchase program.

During fiscal year 2001, the Trust issued a promissory note in the amount of $745,000 to acquire 311,326 Class A Partnership units from Steve Robson, a Trustee.

During fiscal year 2001, the Partnership issued a promissory note in the amount of $720,000 to acquire 300,000 Shares of Beneficial Interest from Mr. Wirth and affiliates.

During fiscal year 2002, the Trust issued a promissory note in the amount of $25,838 to acquire 12,304 Class A Partnership units from a third party.  These units were repurchased pursuant to the Trust’s share repurchase program.

During fiscal year 2003, the Trust and InnSuites Hotels issued promissory notes in the amount of $355,000 to acquire 183,513 Shares of Beneficial Interest from Mr. Wirth and affiliates.  InnSuites Hotels transferred 65,000 of these Shares of Beneficial Interest to the Management Company as payment for fees owed to the Management Company.

During fiscal year 2003, the Trust issued a promissory note in the amount of $79,000 to acquire 31,711 Class A Partnership units from a third party.  These units were repurchased pursuant to the Trust’s share repurchase program.

During fiscal year 2003, the Trust issued a promissory note in the amount of $78,000 to acquire 40,500 Shares of Beneficial Interest from a third party.  These shares were repurchased pursuant to the Trust’s share repurchase program.

During fiscal year 2003, the Trust issued a promissory note in the amount of $438,000 to acquire 225,390 Class B Partnership units from Hulsey Hotels Corporation, an affiliate of Mr. Wirth.

During fiscal year 2003, the Trust issued 36,000 Shares of Beneficial Interest to the Trustees to satisfy fees owed for their services which totaled $80,858.

During fiscal year 2003, the Partnership issued a promissory note to Rare Earth Development Company, an affiliate of Mr. Wirth, for $311,809 for accrued interest.  This note was subsequently forgiven and the Trust recognized its share of the capital contribution.

During fiscal year 2003, the Trust issued a promissory note to Mr. Wirth and certain of his affiliates for $358,820 for accrued interest.  This note was subsequently forgiven and the Trust recorded the amount as a capital contribution.

During fiscal year 2003, the Trust refinanced two mortgage notes payable in the aggregate amount of $7,263,156.

17.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring on December 31, 2050 and January 9, 2029.  Total expense for the fiscal years ended January 31, 2003, 2002 and 2001 was $186,850, $178,665 and $104,805, plus a variable component based on gross revenues of each property that totaled approximately $82,000, $75,000 and $64,000, respectively.

Future minimum lease payments under these leases are as follows:

Fiscal Year Ending

2004	$188,290
2005	188,290
2006	188,290
2007	188,290
2008	188,290
Thereafter	6,112,423

Total	$7,053,873

InnSuites Hotels has agreements with the Management Company for hotel management services and the Licensing Corp. for licensing and trademark services.  Both agreements expire on January 31, 2007.  These agreements are based on hotel revenue and do not include any minimum payment provisions.

As of January 31, 2003, the Trust was not in compliance with the debt coverage ratio covenant and the covenant restricting the Trust’s capital expenditures to $1.6 million during fiscal year 2003 in connection with its term loan and line of credit.  On April 30, 2003, the Trust received a waiver from the lender for the period ended January 31, 2003.  The Management Company agreed to waive management fee payments and the Licensing Corp. agreed to waive licensing fee payments for a period of five months from May 1, 2002 through September 30, 2002, and the Partnership was restricted from making distributions to the Trust during fiscal year 2003 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest for fiscal year 2003.  The waived management and licensing fees have been expensed and recorded as a capital contribution due to the related party relationship between the Trust and the Management Company and the Licensing Corp.  If the Partnership is in compliance with the debt coverage ratio covenant for any given month after September 30, 2002, the payments to the Management Company and the Licensing Corp. may be made for such month in an amount equal to one month of accrued but unpaid management and licensing fees.  Subsequent to September 30, 2002, the Trust was in compliance with its debt coverage ratio covenant and made payments for one month to the Management Company and made no payments to the Licensing Corp.

All fees charged by the Management Company and the Licensing Corp., except those waived, have been accrued for by the Trust.  The Trust expects any suspension in fees during fiscal year 2004 to increase cash available to the Trust.  Subsequent to January 31, 2003, the Trust sold its Scottsdale property to an affiliate of Mr. Wirth.  A portion of the proceeds of that sale were used to pay off the term loan described above.  The Trust expects to refinance its line of credit prior to its maturity on September 1, 2003.

The Trust is obligated to make funds available to the Hotels for capital expenditures (the “Reserve Funds”), as determined in accordance with the Percentage Leases.  The Reserve Funds for the six hotel properties for which a mortgage lender escrow exists are recorded on the Trust’s books as restricted cash.  The amounts obligated under the Reserve Funds are 4% of the individual Hotels’ total revenues.

InnSuites Hotels has entered into franchise arrangements with certain third parties with respect to five of the hotel properties, with four Best Western hotels and one Holiday Inn hotel.  These agreements provide for fees to be paid by InnSuites Hotels based on revenue and reservations received, and contain no minimum payment provisions.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business.  Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position, results of operations or liquidity of the Trust.

The Trust is involved from time to time in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust’s consolidated financial position, results of operations or liquidity.

18.  STOCK OPTION PLAN

During fiscal 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the “Plan”).  Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, Trust officers, other key employees, consultants, advisors and similar employees of the Trust’s subsidiaries and affiliates.  The number of options that may be granted is limited to 10% of the total Shares of Beneficial Interest and Partnership Units (Class A and Class B) as of the first day of such year.

Generally, options granted expire in 10 years, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable.  Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted in fiscal year 2003, 2002 or 2001.  All outstanding options vest in July 2003.

 The following table summarizes the stock option activity during the 2003, 2002 and 2001 fiscal years and provides information about the stock options outstanding at January 31, 2003:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price

Outstanding, January 31, 2000	375,600	$2.50
Granted	—	—
Forfeited	(31,500)	2.50
Exercised	—	—

Outstanding, January 31, 2001	344,100	$2.50
Granted	—	—
Forfeited	(71,800)	2.50
Exercised	—	—

Outstanding, January 31, 2002	272,300	$2.50
Granted	—	—
Forfeited	(19,100)	2.50
Exercised	—	—

Outstanding, January 31, 2003	253,200	$2.50

Stock Option Information	January 31, 2003

Options exercisable	234,433
Weighted Average Exercise Price	$2.50
Weighted Average Remaining Contractual Life	5.64

For stock options granted to non-employees of the Trust, compensation was recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model.  During the year ended January 31, 2000, the Trust granted 28,200 stock options to non-employees.  The Trust did not grant any stock options to non-employees during fiscal year 2003, 2002 or 2001.  The fiscal year 2000 grants resulted in the recognition of compensation expense of approximately $0, $26,000 and $53,000 for the years ended January 31, 2003, 2002 and 2001, respectively.

19.  QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the results of operations, by quarter, for the fiscal years ended January 31, 2003 and 2002.  Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included.  The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

FISCAL 2003	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2003

Total revenue	$8,256,553	6,661,704	6,122,555	5,899,661	$26,940,473

Total revenue less interest expense on mortgage loans and operating expenses	$765,565	(891,229)	(1,193,481)	(2,691,737)	$(4,010,892)

Net income (loss) before extraordinary items	$618,422	(730,999)	(977,581)	(2,691,737)	$(3,445,948)

Income (loss) before extraordinary items per share – basic	$.29	(.34)	(.49)	(1.35)	$(1.67)

Income (loss) before extraordinary items per share – diluted	$.06	(.34)	(.49)	(1.35)	$(1.67)

Net income (loss)	$618,422	(730,999)	(977,581)	(2,691,737)	$(3,445,948)

Income (loss) per share – basic	$.29	(.34)	(.49)	(1.35)	$(1.67)

Income (loss) per share – diluted	$.06	(.34)	(.49)	(1.35)	$(1.67)

Dividends declared per share	$—	—	—	.01	$.01

FISCAL 2002	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2002

Total revenue	$8,865,486	6,838,360	6,062,566	5,889,597	$27,656,009

Total revenue less interest expense on mortgage loans and operating expenses	$(599,867)	(831,739)	(1,082,338)	(948,435)	$(3,462,379)

Net income (loss) before extraordinary items	$(928,793)	(690,358)	(780,995)	(984,554)	$(3,383,316)

Income (loss) before extraordinary items per share – basic	$(.44)	(.32)	(.36)	(.46)	$(1.59)

Income (loss) before extraordinary items per share – diluted	$(.44)	(.32)	(.36)	(.46)	$(1.59)

Net income (loss)	$(1,207,203)	(690,358)	(780,995)	(860,846)	$(3,539,402)

Income (loss) per share – basic	$(.57)	(.32)	(.36)	(.40)	$(1.66)

Income (loss) per share – diluted	$(.57)	(.32)	(.36)	(.40)	$(1.66)

Dividends declared per share	$—	—	—	.01	$.01

20.  EXTRAORDINARY ITEMS

On April 18, 2001, the Trust refinanced its Ontario, California property, paying $576,842 in prepayment penalties. The Trust classified the prepayment penalty as an extraordinary item.

On December 31, 2001, the Trust refinanced its Tucson, Arizona St. Mary’s property, recording a gain on extinguishment of debt in the amount of $254,689. The Trust classified the gain as an extraordinary item.

21.  HOTEL PROPERTIES HELD FOR SALE

Hotel properties held for sale are carried at the lower of cost or estimated fair value less costs to sell.  In addition, upon reclassification of a hotel property for accounting purposes to “held for sale,” the Trust ceases depreciation of the property and recognizes any reduction in the value of the property through recording an impairment loss in the period of reclassification.  Depreciation expense that would have been taken for the twelve months ended January 31, 2002 was approximately $160,000.  On November 1, 2002, the Trust reclassified its Flagstaff property for accounting purposes as “held and used” and recognized $186,000 of depreciation expense on that date.  Subsequent to the close of the Trust’s fiscal year 2003, an offer from an affiliate of Mr. Wirth was made to purchase the Scottsdale property at the property’s appraised value and was accepted by the Trust.  See Note 22 “Subsequent Events.”

22.  SUBSEQUENT EVENTS

On March 21, 2003, the Trust sold its Scottsdale property to an affiliate of Mr. Wirth, Scottsdale Eldorado Resort, LLC, for the property’s February 2003 appraised value of $3.1 million. Scottsdale Eldorado Resort, LLC, assumed $1.1 million of the Trust’s notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, assumed the Trust’s $500,000 note payable to Capital Resource Lenders-I, L.L.C., an affiliate of Mr. Wirth, and paid the $1.5 million balance on the Trust’s term loan to the lender to satisfy the purchase price.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF JANUARY 31, 2003

	Initial Cost to Tenant			Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites Phoenix Best Western Phoenix, Arizona	$3,737,720	$418,219	$2,922,884	$—	$(12,230)	$418,219	$2,910,654
InnSuites Hotels and Suites Tempe/Phoenix Airport/South Mountain Tempe, Arizona	1,915,818	686,806	6,548,348	—	94,162	686,806	6,642,510
InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western Tucson, Arizona	4,785,798	—	4,220,820	—	2,025,584	—	6,246,404
InnSuites Hotels and Suites Yuma Yuma, Arizona	2,919,051	251,649	4,983,292	—	986,899	251,649	5,970,191
Holiday Inn Airport Ontario Hotel and Suites Ontario, California	8,828,766	1,633,064	5,450,872	—	1,272,775	1,633,064	6,723,647
InnSuites Hotels and Suites Flagstaff/Grand Canyon Flagstaff, Arizona(B)	1,060,000	100,000	1,194,691	—	1,263,119	100,000	2,457,810
InnSuites Hotels and Suites Tucson St. Mary’s Tucson, Arizona	4,459,983	900,000	9,166,549	(20,564)	423,873	879,436	9,590,422
InnSuites Hotel and Suites Best Western Buena Park Suites Buena Park, California	3,142,252	645,852	4,336,476	—	2,331,707	645,852	6,668,183
InnSuites Hotels and Suites San Diego Hospitality San Diego, California	4,878,637	700,000	3,972,785	—	358,411	700,000	4,331,196
InnSuites Hotels and Suites Scottsdale/ El Dorado Park Resort Scottsdale, Arizona(C)(D)	2,000,000	350,000	6,074,400	(193,551)	(3,482,541)	156,449	2,591,859
InnSuites Hotels and Suites Albuquerque Airport Best Western Albuquerque, New Mexico	1,444,580	—	1,903,970	—	242,461	—	2,146,431

Multi-property Encumbrances(E)	7,749,500	—	—	—	—	—	—

	$46,922,105	$5,685,590	$50,775,087	$(214,115)	$5,504,220	$5,471,475	$56,279,307

	Total (A)	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites Phoenix Best Western Phoenix, Arizona	$3,328,873	$406,495	$2,922,378	1980	1998	5-40 years

InnSuites Hotels and Suites Tempe/Phoenix Airport/South Mountain Tempe, Arizona	7,329,316	854,578	6,474,738	1982	1998	5-40 years

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western Tucson, Arizona	6,246,404	850,199	5,396,205	1981	1998	5-40 years

InnSuites Hotels and Suites Yuma Yuma, Arizona	6,221,840	808,452	5,413,388	1982	1998	5-40 years

Holiday Inn Airport Ontario Hotel and Suites Ontario, California	8,356,711	1,208,005	7,148,706	1990	1998	5-40 years

InnSuites Hotels and Suites Flagstaff/Grand Canyon Flagstaff, Arizona(B)	2,557,810	331,061	2,226,749	1966	1998	5-40 years

InnSuites Hotels and Suites Tucson St. Mary’s Tucson, Arizona	10,469,858	1,199,920	9,269,938	1960	1998	5-40 years

InnSuites Hotel and Suites Best Western Buena Park Suites Buena Park, California	7,314,035	917,332	6,396,703	1972	1998	5-40 years

InnSuites Hotels and Suites San Diego Hospitality San Diego, California	5,031,196	572,056	4,459,140	1946	1998	5-40 years

InnSuites Hotels and Suites Scottsdale/El Dorado Park Resort Scottsdale, Arizona(C)(D)	2,748,308	—	2,748,308	1980	1998	5-40 years

InnSuites Hotels and Suites Albuquerque Airport Best Western Albuquerque, New Mexico	2,146,431	247,477	1,898,954	1975	2000	5-40 years

	$61,750,782	$7,395,575	$54,355,207

(See accompanying independent auditors report.)

(A)                             Aggregate cost for federal income tax purposes at January 31, 2003 is as follows:

Land	$4,638,585
Buildings and improvements	35,269,919
$39,908,504

(B)                              This property secures the $1.5 million line of credit.

(C)                              This property secures the $1.825 million term loan and is classified as Hotel Properties Held for Sale in the accompanying balance sheet as of January 31, 2003.

(D)                             The Trust sold this property subsequent to year end.  See Note 22 – “Subsequent Events.”

(E)                               These notes encumber the Scottsdale, Tempe and Flagstaff, Arizona properties.

Reconciliation of Real Estate:

Balance at January 31, 2001	$60,024,976
Improvement to Hotel Properties	1,043,790
Reclassification from Fixtures, Furniture and Equipment	522,194

Balance at January 31, 2002	$61,590,960
Impairment of Hotel Property	(567,798)
Improvement to Hotel Properties	727,620

Balance at January 31, 2003	$61,750,782

All acquisitions of hotel properties, other than approximately $1,448,000 in cash paid in connection with the purchase of the San Diego, California property and $2,100,000 paid for the Albuquerque, New Mexico property, were acquired through the exchange of limited partnership units in the Partnership.

Reconciliation of Accumulated Depreciation:

Balance at January 31, 2000	$2,675,574
Depreciation	1,423,533
Impairment of hotel property	(465,851)

Balance at January 31, 2001	$3,633,256
Depreciation	1,506,772
Reclassification from FF&E	544,310

Balance at January 31, 2002	$5,684,338
Depreciation	1,756,248
Impairment of hotel property	(45,011)

Balance at January 31, 2003	$7,395,575

Independent Auditors’ Report

The Board of Directors
InnSuites Hotels, Inc.:

We have audited the accompanying balance sheet of InnSuites Hotels, Inc. (the “Company”) as of January 31, 2001, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hotels, Inc. as of January 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Phoenix, Arizona
April 30, 2001

The financial statements of InnSuites Hotels, Inc. as of and for the period ended January 31, 2002 and 2003 are not presented separately due to the acquisition of InnSuites Hotels, Inc. by the Trust. See “Item 1 - Business - Acquisition of InnSuites Hotels by the Trust.”

INNSUITES HOTELS, INC.
BALANCE SHEET

January 31, 2001
Assets

Cash and cash equivalents	$71,491
Accounts receivable, net	1,132,274
Prepaids and other assets	223,222

Total Assets	$1,426,987

Liabilities and Stockholders’ Deficit

Liabilities

Accounts payable	1,671,562
Loans from affiliates	631,834
Percentage rent payable	5,251,862
Accrued expenses and other liabilities	775,790

Total Liabilities	8,331,048

Stockholders’ Deficit
Preferred stock, $1 par value, 100 shares authorized, 100 shares issued and outstanding as of January 31, 2001 and 2000	100
Additional paid-in-capital	249,900
Common stock, no par value, 100,000 shares authorized, 76,555 shares issued and outstanding as of January 31, 2001 and 2000	2,431
Accumulated Deficit	(7,156,492)

Total Stockholders’ Deficit	(6,904,061)

Total Liabilities and Stockholders’ Deficit	$1,426,987

See accompanying notes to financial statements.

INNSUITES HOTELS, INC.
STATEMENT OF OPERATIONS

For the year ended January 31, 2001
Revenue from hotel operations:
Room	$26,077,800
Food and beverage	1,709,045
Telecommunications	335,932
Other	733,637

Total revenues	$28,856,414

Department expenses:
Rooms	$7,136,313
Food and beverage	1,620,049
Telecommunications	447,758
Other	445,236
General and administrative	4,562,012
Sales and marketing	2,173,381
Repairs and maintenance	1,816,917
Hospitality	1,647,599
Utilities	1,824,198
Insurance	167,867
Percentage rent	9,699,418

Total expenses	$31,540,748

Net loss	$(2,684,334)

See accompanying notes to financial statements.

INNSUITES HOTELS, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

For the year ended January 31, 2001

	PREFERRED STOCK AND ADDITIONAL PAID IN CAPITAL	COMMON STOCK	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL

BALANCE, January 31, 2000	$250,000	$2,431	$(4,722,158)	$(4,469,727)
Contributions	—	—	250,000	250,000
Net Loss	—	—	(2,684,334)	(2,684,334)
BALANCE, January 31, 2001	$250,000	$2,431	$(7,156,492)	$(6,904,061)

See accompanying notes to financial statements.

INNSUITES HOTELS, INC.
STATEMENT OF CASH FLOWS

For the year ended January 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,684,334)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in Accounts receivable	(341,951)
(Increase) decrease in Prepaids and Other assets	(181,284)
Increase in Accounts payable	253,093
Increase in Percentage rent payable	2,406,130
Increase (decrease) in Accrued expenses and other liabilities	(90,163)
Net cash (used in) operating activities	$(638,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on loans from affiliates	256,834
Contributions	250,000
Net cash provided by financing activities	$506,834
Net change in cash and cash equivalents	(131,675)
Cash and cash equivalents at beginning of year	203,166
Cash and cash equivalents at end of year	$71,491

See accompanying notes to financial statements.

INNSUITES HOTELS, INC.
Notes to Financial Statements
As of and for the year-ended
January 31, 2001

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

All of the hotels offer studio and two-room suites with a variety of room upgrades available, such as the two-room “Executive/Family Suite,” the “Boardroom Meeting Suite” or a “Presidential Jacuzzi Suite.”  In addition, the hotels operate as moderate and full-service hotels near premier vacation areas such as the Grand Canyon and Disneyland along with other attractions and business centers.

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

3.             Percentage Lease Agreements

Percentage Leases exist between the Company’s individual leased hotels and the Lessors.  The Percentage Leases have noncancellable lease terms which expire on January 31, 2009, and are subject to earlier termination on the occurrence of certain contingencies, as defined in the Percentage Leases.  The rent due under each Percentage Lease is the greater of the minimum rent, also defined by the Percentage Lease, or percentage rent.  Percentage rent applicable to room and other hotel revenue is calculated by multiplying fixed percentages by the total amounts of such gross revenues in excess of specified threshold amounts.  Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on the United States Consumer Price Index (“CPI”).  Percentage rent applicable to food and beverage revenues is calculated as 5% of such revenues over a minimum threshold.  Percentage rent expense for the year ended January 31, 2001 was $9.7 million, of which $2.7 million, respectively, was in excess of minimum rent.

Future minimal rentals (without reflecting future CPI increases) to be paid by the Company pursuant to the Percentage Leases for fiscal years 2002 to 2006 and in total thereafter are as follows:

2002	$7,275,000
2003	7,275,000
2004	7,275,000
2005	7,275,000
2006	7,275,000
Thereafter	21,825,000

$58,200,000

Other than real estate and personal property taxes, casualty insurance and capital improvements which are obligations of the Lessor, the Percentage Leases require the Company to pay rent, liability insurance premiums, and all costs, expenses, utilities and other charges incurred in the operation of the leased hotels.  Property insurance premiums are allocated 50% to the Lessor and 50% to the Company.  In addition, at January 31, 2001, outstanding receivables due the Company from the Lessor for the reimbursement of capital improvements, which were paid for by the Company, were netted with percentage rent payable to the Lessor.  The amounts netted against percentage rent payable were approximately $1.6 million at January 31, 2001.

The Company is required to indemnify the Lessor against all liabilities, costs and expenses incurred by or asserted against the Lessor in the normal course of operating the hotels.

4.             Income Taxes

The components of the income tax expense (benefit) were as follows:

For the year ended January 31, 2001
Federal:
Current	$—
Deferred	—
State and local:
Current	950
Deferred	—
$950

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

For the year ended January 31, 2001

Computed “expected” tax expense (benefit)	$(912,673)
State income taxes, net of federal income tax effect	627
Change in valuation allowance	622,052
Change due to differences in federal rate	254,438
Adjustment to Federal Net Operating Loss	16,914
Other, net	19,592
Income tax expense (benefit)	$950

The components of the Company’s deferred tax assets as of January 31 were as follows:

2001
Deferred tax assets:
Operating loss carryforward	$2,730,889
Charitable contributions carryforward	1,385
Accrued expenses	21,195
Gross deferred tax assets	2,753,469
Less: valuation allowance	(2,753,469)
Deferred tax assets, net	$—

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

For the year ended January 31, 2001
Management fees	$722,284
Trademark license fees	552,368
Advertising fees	387,082
Total	$1,661,734

Mr. Wirth contributed $250,000 for the year ended January 31, 2001 for working capital needs of certain hotels. These amounts are recorded as capital contributions.

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

7.             401(k) Benefit Plan

All employees of the Company who have attained the age of twenty-one and have completed one year’s service are eligible to participate in a contributory defined contribution 401(k) benefit plan.  Under the plan, participants may contribute up to 6% of their salary.  The Company matches 50% of the employee contribution.  Benefit expense under the plan amounted to $38,523 for the year ended January 31, 2001.

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

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 6, 2003, the Trust engaged McGladrey & Pullen, LLP to act as the Trust’s principal independent accountant to audit the Trust’s financial statements, replacing KPMG LLP which was dismissed as the Trust’s principal independent accountant on the same date.  This change in accountants was previously reported by the Trust on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2003.

PART III

Item 10.       TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The Trust incorporates herein by reference the information appearing under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 12, 2003.

Item 11.  EXECUTIVE COMPENSATION

The Trust incorporates herein by reference the information appearing under the caption “Compensation of Trustees and Executive Officers” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 12, 2003.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Trust incorporates herein by reference the information appearing under the caption “Ownership of Shares” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 12, 2003.

The following table provides information about the Trust’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2003:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))

Equity compensation plans approved by security holders	253,200	$2.50	506,800

Equity compensation plans not approved by security holders	None	None	None

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust incorporates herein by reference the information appearing under the caption “Certain Transactions” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about May 12, 2003.

Item 14.       CONTROLS AND PROCEDURES

Based upon their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)         Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.               Reports of Independent Certified Public Accountants

2.               Consolidated Balance Sheets at January 31, 2003 and 2002

3.               Consolidated Statements of Operations for the years ended January 31, 2003, 2002 and 2001

4.               Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended January 31, 2003, 2002 and 2001

5.               Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001

6.               Notes to Consolidated Financial Statements for the years ended January 31, 2003, 2002 and 2001

7.               Schedule III - Real Estate and Accumulated Depreciation

Financial Statements/Schedules of InnSuites Hotels, Inc.

1.               Report of Independent Certified Public Accountant

2.               Balance Sheet at January 31, 2001

3.               Statement of Operations for the year ended January 31, 2001

4.               Statement of Shareholders’ Deficit for the year ended January 31, 2001

5.               Statement of Cash Flows for the year ended January 31, 2001

6.               Notes to Financial Statements for the year ended January 31, 2001

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

10.6

Addendum to Note Due dated June 1, 2002 amending that certain Promissory Note dated March 15, 1999 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, filed with the Securities and Exchange Commission on September 6, 2002).

10.7

Promissory Note dated July 15, 2002 by RRF Limited Partnership in favor of Rare Earth Development Company (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, filed with the Securities and Exchange Commission on September 6, 2002).

10.8

Promissory Note dated July 15, 2002 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, filed with the Securities and Exchange Commission on September 6, 2002).

10.9

Promissory Note dated July 25, 2002 by InnSuites Hospitality Trust in favor of Hulsey Hotels Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, filed with the Securities and Exchange Commission on September 6, 2002).

10.10

Promissory Note dated July 26, 2002 by InnSuites Hotels Inc. in favor of James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, filed with the Securities and Exchange Commission on September 6, 2002).

10.11

Promissory Note dated July 26, 2002 by InnSuites Hospitality Trust in favor of James F. Wirth (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, filed with the Securities and Exchange Commission on September 6, 2002).

10.12

Promissory Note dated October 8, 2002 by RRF Limited Partnership in favor of Capital Resource Lenders-I, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002, filed with the Securities and Exchange Commission on December 9, 2002).

10.13+	Promissory Note dated November 21, 2002 by RRF Limited Partnership in favor of Capital Resource Lenders-I, L.L.C.

10.14+	Promissory Note dated December 26, 2002 by RRF Limited Partnership in favor of Capital Resource Lenders-I, L.L.C.

10.15+	Promissory Note dated January 7, 2003 by RRF Limited Partnership in favor of Capital Resource Lenders-I, L.L.C.

10.16+	Promissory Note dated January 31, 2003 by RRF Limited Partnership in favor of Fort Worth/Dallas Suite Hospitality Partnership.

21+	Subsidiaries of the Registrant.

23.1+	Consent of McGladrey & Pullen, LLP, Independent Certified Public Accountants.

23.2+	Consent of KPMG LLP, Independent Certified Public Accountants.

99.1	Form of Percentage Lease (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

99.2+	Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.3+	Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

+ Filed herewith.

(b)           Reports on Form 8-K

A Current Report on Form 8-K was filed by the Trust on January 13, 2003 to report on Item 4, Changes in the Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2003	INNSUITES HOSPITALITY TRUST

	By:	/s/ James F. Wirth
James F. Wirth, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2003	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 30, 2003	By:	/s/ James F. Wirth
James F. Wirth, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2003	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer
(Principal Financial Officer)

Dated: April 30, 2003	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 30, 2003	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

CERTIFICATION

I, James F. Wirth, certify that:

1.             I have reviewed this annual report on Form 10-K of InnSuites Hospitality Trust;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ James F. Wirth
		Name:	James F. Wirth
		Title:	Chief Executive Officer

CERTIFICATION

I, Anthony B. Waters, certify that:

1.             I have reviewed this annual report on Form 10-K of InnSuites Hospitality Trust;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	By:	/s/ Anthony B. Waters
		Name:	Anthony B. Waters
		Title:	Chief Financial Officer