Form 10-Q
period 2003-04-30
INNSUITES HOSPITALITY TRUST
filed 2003-06-16
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 10, 2003: 1,994,501.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2003	JANUARY 31, 2003
	(UNAUDITED)	(AUDITED)
ASSETS
Hotel Properties, net	$56,015,668	$56,388,265
Hotel Properties Held for Sale, net	—	3,100,000
Cash and Cash Equivalents	—	88,519
Restricted Cash	43,692	45,787
Accounts Receivable, net of Allowance for Doubtful Accounts of $116,711 and $136,000, respectively	765,932	596,665
Prepaid Expenses and Other Assets	1,146,522	1,275,343
TOTAL ASSETS	$57,971,814	$61,494,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage Notes Payable	$35,803,530	$36,112,605
Notes Payable to Banks	1,500,000	2,647,250
Notes and Advances Payable to Related Parties	8,142,650	9,901,153
Other Notes Payable	143,238	162,553
Accounts Payable and Accrued Expenses (includes $727,011 and $626,758 payable to related parties as of April 30, and January 31, 2003)	3,682,820	3,903,274
TOTAL LIABILITIES	49,272,238	52,726,835

MINORITY INTEREST IN PARTNERSHIP	9,806,986	10,017,926

SHAREHOLDERS’ DEFICIT
Shares of Beneficial Interest, without par value; unlimited authorization; 1,994,501 and 1,997,601 shares issued and outstanding at April 30, and January 31, 2003, respectively	773,222	626,122
Treasury Stock, 858,836 and 855,736 shares held at April 30, and January 31, 2003, respectively	(1,880,632)	(1,876,304)

TOTAL SHAREHOLDERS’ DEFICIT	(1,107,410)	(1,250,182)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,971,814	$61,494,579

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2003	2002

REVENUE
Room	$7,009,812	$7,522,135
Food and Beverage	404,377	493,936
Telecommunications	41,290	65,760
Other	170,659	174,722
TOTAL REVENUE	7,626,138	8,256,553
OPERATING EXPENSES
Room	1,741,660	1,703,893
Food and Beverage	394,804	406,804
Telecommunications	80,513	74,487
General and Administrative (includes $239,185 and $270,036 of management and franchise fees to affiliates for fiscal 2004 and 2003, respectively)	1,298,523	1,353,009
Sales and Marketing	590,328	650,972
Repairs and Maintenance	517,676	471,875
Hospitality	321,400	315,033
Utilities	416,400	476,856
Hotel Property Depreciation	865,295	745,237
Real Estate and Personal Property Taxes, Insurance and Ground Rent	469,228	460,926
Other	106,089	113,537
TOTAL OPERATING EXPENSES (includes $2,089,681 and $2,194,853 of contract labor to affiliates for fiscal 2004 and 2003, respectively)	6,801,916	6,772,629
OPERATING INCOME	824,222	1,483,924
Interest Income	301	489
TOTAL INTEREST INCOME	301	489
Interest on Mortgage Notes Payable	703,788	718,359
Interest on Notes Payable to Banks	34,675	44,613
Interest on Notes Payable and Advances to Related Parties	147,168	144,073
Interest on Other Notes Payable	2,732	2,771
TOTAL INTEREST EXPENSE	888,363	909,816
INCOME (LOSS) BEFORE MINORITY INTEREST	(63,840)	574,597
LESS MINORITY INTEREST	(210,939)	(43,825)
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$147,099	$618,422
NET INCOME PER SHARE - BASIC	$0.07	$0.29
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	1,996,802	2,135,535

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.01)	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	8,496,760	8,909,204

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$147,099	$618,422
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided by Operating Activities:
Minority Interest	(210,939)	(43,825)
Depreciation and Amortization	876,495	761,447
Loss on Disposal	25,293	23,219
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable, net	(169,267)	81,357
Decrease in Prepaid Expenses and Other Assets	117,621	132,009
Decrease in Accounts Payable and Accrued Expenses	(220,454)	(37,727)
NET CASH PROVIDED BY OPERATING ACTIVITIES	565,848	1,534,902

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	2,095	5,097
Improvements and Additions to Hotel Properties	(517,991)	(461,767)
NET CASH USED IN INVESTING ACTIVITIES	(515,896)	(456,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(309,075)	(325,646)
Payments on Notes Payable to Banks	(87,250)	(494,250)
Borrowings on Notes Payable to Banks	440,000	—
Repurchase of Treasury Stock	(4,328)	(2,334)
Payments on Notes and Advances Payable to Related Parties	(245,753)	(189,687)
Borrowings on Notes and Advances Payable to Related Parties	87,250	—
Payments on Other Notes Payable	(19,315)	(23,046)
NET CASH USED IN FINANCING ACTIVITIES	(138,471)	(1,034,963)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,519)	43,269
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,519	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$43,269

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) has elected to be taxed as a real estate investment trust (“REIT”) that owns, through a partnership interest, ten hotels (the “Hotels”) with an aggregate of 1,555 suites in Arizona, southern California and New Mexico.  The hotels operate as InnSuites Hotels.

On January 31, 1998, the Trust contributed $2,081,000 to RRF Limited Partnership (the “Partnership”), a Delaware limited partnership, in exchange for a 13.6% general partnership interest therein.  The Trust is the sole general partner of the Partnership.

The Trust’s general partnership interest in the Partnership was 50.80% and 48.73% on April 30, 2003 and 2002, respectively, and the weighted average for the three months ended April 30, 2003 and 2002 was 50.80% and 48.73%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement (the “Partnership Agreement”) of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B.  These classes are identical in all respects, except that each Class A limited partnership unit in the Partnership is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT.  As of April 30, 2003, a total of 1,498,984 Class A limited partnership units were issued and outstanding.  Additionally, a total of 5,000,974 Class B limited partnership units were held by James F.  Wirth (“Wirth”) and his affiliates at that date, in lieu of the issuance of Class A limited partnership units.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,499,958 Shares of Beneficial Interest of the Trust.  The Class B limited partnership units are only convertible with the approval of the Board of Trustees, in its sole discretion.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership and, as of February 1, 2001, acquired all of the outstanding classes of equity shares of InnSuites Hotels, Inc. (“InnSuites Hotels”).  Accordingly, the financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2003.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires the Trust’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows.  Future cash flows are used in the valuation to determine the recoverability (or impairment) of carrying values in the event management is required to test an asset for recoverability of its carrying value under Statement of Financial Accounting Standards No. 144.  If the carrying value of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future cash flows over the remaining life of the asset.  The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

REVENUE RECOGNITION

Room, food and beverage, and telecommunications revenue are recognized as earned as services are provided and items are sold.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock option plans.  As allowed by SFAS No. 123, the Trust has elected to account for its employee stock-based compensation using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the requirements of SFAS No. 123, nonemployee stock-based transactions require compensation to be recorded based on the fair value of the securities issued or the services received, whichever is more reliably measurable.

The following table illustrates the effect on net income and income per share had compensation cost for its stock-based compensation plan been determined based on the grant date fair values of awards as described in SFAS No. 123.

	For the three months ended April 30,
	2003	2002
Net income:
As reported	$147,099	$618,422
Deduct	(475)	(3,506)
Pro forma	$146,624	$614,916
Net income per share - basic:
As reported	$0.07	$0.29
Pro forma	$0.07	$0.29
Net (loss) income per share - diluted:
As reported	$(0.01)	$0.06
Pro forma	$(0.01)	$0.06

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity.  This interpretation is effective immediately for variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003.  While management has not yet completed its evaluation of the requirements of FIN 46, management believes it is reasonably possible the Trust will consolidate, or be required to provide certain additional disclosures about Suite Hospitality Management, Inc. (“Suite Hospitality Management”), an entity in which Wirth has a 9.8% ownership interest, and InnSuites Licensing Corp. (“InnSuites Licensing”), an entity owned by Wirth, when FIN 46 becomes effective.  The unaudited financial statements of these entities for the quarter ended April 30, 2003 included the following:

Gross revenue	$2,311,648
Net loss	(23,421)
Assets, primarily receivables	1,395,461
Liabilities, primarily debt	1,071,188
Equity	324,273

The Trust paid a total of $140,196 and $200,802 to Suite Hospitality Management for management fees for the quarters ended April 30, 2003 and 2002, respectively, and $2,089,681 and $2,194,853 to Suite Hospitality Management for leased labor for the quarters ended April 30, 2003 and 2002, respectively.  The Trust also paid $98,989 and $69,233 to InnSuites Licensing for licensing fees for the quarters ended April 30, 2003 and 2002, respectively.

When FIN 46 becomes effective, the net amount that may be added to the Trust’s balance sheet may be either reported as the cumulative effect of an accounting change, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  Since the Trust is not required to restate its financial statements it does not intend to do so if it is required to consolidate under FIN 46.

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the three months ended April 30, 2003 and 2002, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,499,958 and 6,773,669 for the first three months of fiscal 2004 and 2003, respectively.

For the three months ended April 30, 2003 and 2002, 253,200 and 264,300 stock options, respectively, are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect because of the fact that the option exercise prices are greater than the average market price of the Trust’s Shares of Beneficial Interest.

3.  NOTES PAYABLE TO BANKS

On July 11, 2001, the Trust obtained a term loan in the amount of $1,825,000 secured by its Scottsdale, Arizona property and a $1,500,000 line of credit secured by its Flagstaff, Arizona property.  On March 21, 2003, in connection with the sale of the Scottsdale property to Scottsdale Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Wirth, the term loan was paid in full (See Note 6 – “Sale of Hotel Property”).  The line of credit matures on September 1, 2003 and bears interest at the prime rate plus 1.0% (5.25% at April 30, 2003) and requires the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and that InnSuites Hotels maintain a gross operating profit of 80% of the annual projections provided to the lender.  In addition, the Partnership is restricted from making distributions to the Trust during fiscal year 2004 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest.  As of April 30, 2003, the Trust had drawn $1,500,000 on the line of credit.

4.  RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

As of April 30, 2003 and 2002, Wirth and his affiliates held 5,000,974 and 5,226,364 Class B limited partnership units, respectively.  As of April 30, 2003 and 2002, Wirth and his affiliates held 455,000 and 633,513 Shares of Beneficial Interest in the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $54,037 and $20,663 for the three months ended April 30, 2003 and 2002, respectively.  The Trust had accrued but unpaid interest on related party notes to Wirth and affiliates of $515,727 and $426,831 as of April 30, 2003 and January 31, 2003, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses.  Under the terms of the Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  In consolidation, this reimbursement is eliminated.

Notes and advances payable to related parties consist of funds provided by Wirth and other related parties to repurchase Partnership units and to fund working capital and capital improvement needs.  The aggregate amounts outstanding were approximately $8.1 million and $9.9 million as of April 30, 2003 and January 31, 2003, respectively.  The notes and advances payable to related parties consist of the following:

Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership’s Class A limited partnership units from Steve Robson, a Trustee of the Trust, for $750,000.  The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000.  The promissory note is secured by the purchased units.  The secured promissory note bears interest at 7% per year, effective July 27, 2000.  The unpaid principal balance and accrued interest is amortized over 36 months with the final payment due August 27, 2003.  Beginning May 1, 2002, the Trust and Mr. Robson agreed to defer monthly payments.  Monthly payments resumed in February, 2003.  The principal balance as of April 30, 2003 was $490,663.

Advances and Notes Payable to Wirth and Affiliates

On July 27, 2000, the Partnership repurchased 300,000 Shares of Beneficial Interest in the Trust from Wirth and/or affiliates, owned directly or indirectly by Wirth, issuing 10 secured promissory notes in the aggregate amount of $720,000 and paying $3,000 in cash.  The promissory notes are secured by the repurchased shares.  The secured promissory notes in the aggregate amount of $720,000 bear interest at 7% per year, effective July 27, 2000.  As of April 30, 2003, five of these notes were outstanding.  The unpaid principal balances and accrued interest were to be due at various dates ranging from May 27, 2002 to July 27, 2003.  However, the Trust and Wirth agreed to defer payments on the notes until May 27, 2003, when payments resumed as scheduled.  The principal balance as of April 30, 2003 was $223,850.

On July 25, 2002, the Trust purchased 225,390 Class B Partnership Units in the Partnership from Hulsey Hotels Corporation, an affiliate of Wirth, for $439,511, issuing a secured promissory note for $438,000 and paying $1,511 in cash.  The promissory note is secured by the purchased units.  The secured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of April 30, 2003 was $430,067.

On July 26, 2002, the Trust repurchased 118,513 Shares of Beneficial Interest in the Trust from Wirth for $231,100, issuing a secured promissory note for $230,000 and paying $1,100 in cash.  The promissory note is secured by the repurchased shares.  The secured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of April 30, 2003 was $225,834.

On July 26, 2002, InnSuites Hotels purchased 65,000 Shares of Beneficial Interest in the Trust from Wirth for $126,750, issuing an unsecured promissory note for $125,000 and paying $1,750 in cash.  The unsecured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of April 30, 2003 was $122,736.

On September 10, 2002, Wirth assigned his interest of $2 million in a promissory note to Rare Earth Financial L.L.C., an affiliate of Wirth.  The promissory note is secured by a second mortgage on the Flagstaff hotel, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe hotel.  The secured promissory note from the Trust is in the amount of $2 million, bearing interest at 7% per year, effective March 15, 1999.  A principal payment of $500,000 is due on March 15, 2004 and the remaining principal balance of $1.5 million plus accrued interest is due on March 15, 2005.  The principal balance as of April 30, 2003 was $2 million.

On September 10, 2002, Wirth assigned his interest of $1,947,000 in a promissory note to Rare Earth Financial L.L.C., an affiliate of Wirth.  The promissory note consolidated ten outstanding unsecured loans to the Trust totaling $1,947,000.  The promissory note is secured by a second mortgage on the Flagstaff hotel, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe hotel.  The secured promissory note bears interest at 7% per year.  The unpaid principal balance and accrued interest is amortized over 36 months and matures on July 15, 2006.  The principal balance as of April 30, 2003 was $1,947,000.

On September 10, 2002, Rare Earth Development Company, an affiliate of Wirth, assigned its interest of $3,802,500 in a promissory note to Rare Earth Financial L.L.C., an affiliate of Wirth.  The secured promissory note from the Partnership consolidated fifteen outstanding loans totaling $3,802,500.  The promissory note is secured by a second mortgage on the Flagstaff hotel, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe hotel.  The secured promissory note bears interest at 7% per year with monthly payments based on a thirty year amortization with the remaining unpaid principal and interest due on July 15, 2007.  On March 21, 2003, Eldorado assumed $1.1 million of this note in connection with the sale of the Scottsdale property (See Note 6 – “Sale of Hotel Property”).  The principal balance as of April 30, 2003 was $2,702,500.

Capital Resource Lenders-I, L.L.C., an affiliate of Wirth, received secured promissory notes in the amount of $500,000 from the Partnership with effective dates ranging from October 8, 2002 through March 14, 2003.  The promissory notes were secured by the Scottsdale hotel.  The funds were used to pay down the term loan on the Scottsdale property.  The secured promissory notes bore interest at the greater of 8% or the prime rate plus 0.5% per year, not to exceed 10% per year, with monthly payments based on a twenty-year amortization with the remaining unpaid principal and interest due on September 30, 2009.  On March 21, 2003, Eldorado assumed the full amount of these notes in connection with the sale of the Scottsdale property (See Note 6 – “Sale of Hotel Property”).

5.  STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $811,938 and $781,868 in cash for interest for the three months ended April 30, 2003 and 2002, respectively.

The Trust sold its Scottsdale property to Eldorado, an affiliate of Wirth, on March 31, 2003 for $3.1 million.  The purchase price was satisfied by Eldorado assuming $1.6 million of notes payable to related parties and $1.5 million of notes payable to banks.  See Note 6 – “Sale of Hotel Property.”

6.  SALE OF HOTEL PROPERTY

On March 21, 2003, the Trust sold its Scottsdale, Arizona property to Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Wirth, for its appraised and carrying value of $3.1 million.  During fiscal year 2003, the Trust recorded a loss on impairment of $590,000 on the property.  Eldorado paid for the hotel by assuming $1.1 million of the Trust’s notes payable to Rare Earth Financial, L.L.C., an affiliate of Wirth, assuming $500,000 of the Partnership’s notes payable to Capital Resource Lenders-I, L.L.C., an affiliate of Wirth, and paying the Trust’s term loan of $1,500,000 to the lender in full.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust has elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder.  The Trust owns the sole general partner’s interest in the Partnership.  The Hotels are leased to InnSuites Hotels pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”).  This rent is eliminated upon consolidation for the quarters ended April 30, 2003 and 2002.

The Trust’s principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments pursuant to the Percentage Leases.  InnSuites Hotels’ ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels.  As a result of the Trust’s acquisition of InnSuites Hotels as of February 1, 2001, any profits earned by InnSuites Hotels in its operation of the Hotels may be distributed to the Trust.

Sale of Scottsdale, Arizona Hotel

On March 21, 2003, the Trust sold its Scottsdale, Arizona property to Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Wirth, for its appraised value of $3.1 million.  Eldorado paid for the hotel by assuming $1.1 million of the Trust’s notes payable to Rare Earth Financial, L.L.C., an affiliate of Wirth, assuming $500,000 of the Partnership’s notes payable to Capital Resource Lenders-I, L.L.C., an affiliate of Wirth, and paying the Trust’s term loan of $1,500,000 to the lender in full.

Pending Sale of San Diego, California Hotel

A purchase agreement was entered into on February 25, 2003 between the Partnership and Lennar Homes of California, Inc. (“Lennar Homes”), an unaffiliated third party, for the purchase by Lennar Homes of the San Diego, California property for $9,600,000.  As of April 30, 2003, the book value of the San Diego property was approximately $4,900,000.  The property was previously appraised at an appraised value of $7,275,000 in January 2001 by an independent appraiser in connection with a mortgage loan on the property.  The outstanding principal balance of that mortgage loan is approximately $4,855,000 and will be paid in full with the sale proceeds.  Lennar Homes deposited $185,000 into an escrow account on February 25, 2003, which amount was fully-refundable at the time.  Pursuant to terms of the purchase agreement, two non-refundable payments totaling $20,000 in the aggregate were released to the Partnership from the escrow account during the quarter ended April 30, 2003.  On June 6, 2003, the remaining $165,000 in the escrow account was released to the Partnership.  The $165,000 released to the Partnership from the escrow account is also non-refundable, except in the event of a condemnation of the property.  The Trust’s management expects the sale of the San Diego property to close before February 2004, but, in any event, the terms of the purchase agreement provide that such closing may not occur later than March 31, 2004 without the Partnership’s express written consent, subject to certain limited exceptions.

Pending Sale of Buena Park, California Hotel

A purchase agreement was entered into on June 10, 2003 among the Partnership, Lotte Holdings Ltd. ("Lotte Holdings"), an unaffiliated third party, and Atlas Hospitality Group, Inc., as agent for the Partnership, for the purchase by Lotte Holdings of the Buena Park, California property for $8,600,000, of which $2,500,000 is payable to the Partnership in cash at closing.  As of April 30, 2003, the book value of the Buena Park property was approximately $6,900,000.  The property was previously appraised at an appraised value of $7,125,000 in February 2001 by an independent appraiser in connection with a mortgage loan on the property.  The outstanding principal balance of that mortgage loan is approximately $3,113,000 and will be paid in full with the sale proceeds.

The purchase agreement may be terminated by Lotte Holdings in the event that: (1) Lotte Holdings is unable to obtain satisfactory financing in the amount of $6,100,000, (2) Lotte Holdings is not satisfied with the property's title report, (3) Lotte Holdings is not satisfied with its review of documents to be delivered by the Partnership, (4) Lotte Holdings is not satisfied with the physical condition of the property after conducting an inspection of the property, (5) improvements on the property have been destroyed or materially damaged before the sale, or (6) the property has been made unmarketable due to actions by the Partnership or reasons beyond the control of the Partnership before the sale.  Pursuant to the terms of the purchase agreement, in the event all conditions and contingencies are satisfied, the closing will occur no later than September 8, 2003.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels, and hotel operating expenses.  Under the terms of the Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  However, this reimbursement is eliminated upon consolidation.  The Percentage Leases provide for the payment of base rent and percentage rent.  For the three months ended April 30, 2003, base rent and percentage rent in the aggregate amount of $2.0 million was earned by the Trust from InnSuites Hotels.  However, rent revenue is eliminated upon consolidation.  The principal determinant of percentage rent is InnSuites Hotels’ room revenue at the Hotels, as defined by the Percentage Leases.  Therefore, management believes that a review of the historical performance of the operations of the hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Percentage Leases.  Occupancy increased slightly over the prior fiscal year due to a reduction in the number of available rooms due to the conversion of studio rooms into two-room suites.  ADR and REVPAR decreased over the prior fiscal year due to the continuing effects of national economic conditions and continued weakness in the travel and tourism industry.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE THREE MONTHS ENDED APRIL 30,
	2003	2002
OCCUPANCY	68.8%	68.5%
AVERAGE DAILY RATE (ADR)	$70.88	$73.93
REVENUE PER AVAILABLE ROOM (REVPAR)	$48.80	$50.64

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

Results of Operations of the Trust for the Three Months Ended April 30, 2003 Compared to the Three Months Ended April 30, 2002.

Total Trust revenue decreased $630,000, or 7.6%, to $7.6 million from $8.3 million when comparing the three months ended April 30, 2003 and 2002, respectively.  The decrease is primarily due to a reduction in the number of suites sold and the ADR in fiscal year 2003 caused by weak economic conditions, as well as the sale of the Scottsdale, Arizona property.

Total expenses remained constant at $7.7 million when comparing the three months ended April 30, 2003 and 2002.  Total operating expenses also remained constant at $6.8 million for the three months ended April 30, 2003 and 2002.

General and administrative expenses decreased $54,000, or 4.0%, to $1.3 million during the three months ended April 30, 2003 from $1.4 million for the same period during the prior year.

Sales and marketing expenses decreased $61,000, or 9.3%, to $590,000 from $651,000 during the three months ended April 30, 2003 and 2002, respectively.  The decrease was primarily due to decreased centralized advertising costs in the first quarter of fiscal year 2003.

Hotel property depreciation increased $120,000, or 16.1%, to $865,000 from $745,000 for the three months ended April 30, 2003 and 2002, respectively.  The increase was primarily due to an increased asset base from refurbishment projects and resuming depreciation on the Flagstaff property that was classified for accounting purposes as “held for sale” in the first quarter of fiscal 2003.  On November 1, 2002, the Trust reclassified its Flagstaff property for accounting purposes from “held for sale” to “held and used,” recognized $186,000 worth of depreciation on that date and resumed customary depreciation of the property.

Total interest expense decreased $21,000, or 2.4%, to $888,000 from $910,000 comparing the three months ended April 30, 2003 and 2002, respectively.  Interest on mortgage notes payable decreased $15,000, or 2.0%, to $704,000 from $718,000 during the three months ended April 30, 2003 and 2002, respectively.  Interest on notes payable to banks decreased $10,000, or 22.3%, to $35,000 from $45,000 during the three months ended April 30, 2003 and 2002, respectively.  This was due to the payment in full of the Trust’s term loan in connection with the sale of the Scottsdale property (See Note 6 – “Sale of Hotel Property”).  Interest on notes payable and advances payable to related parties was consistent at $147,000 compared to $144,000 during the three months ended April 30, 2003 and 2002, respectively.

Funds from Operations (FFO)

The Trust recognizes that industry analysts and investors use Funds From Operations (“FFO”) as a financial measure to evaluate and compare equity REITs.  The Trust also believes it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about the Trust’s cash available for distributions, debt service and capital expenditures.  The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended January 1, 2000, which is calculated (in the Trust’s case) as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items.  FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust’s cash needs.  FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity.  In addition, the Trust’s FFO may not be comparable to other companies’ FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

The following is a reconciliation of net income attributable to Shares of Beneficial Interest for the quarters ended April 30, 2003 and 2002:

	Fiscal Quarter Ended April 30, 2003	Fiscal Quarter Ended April 30, 2002
	(Amounts in thousands)

Net income attributable to Shares of Beneficial Interest	$147	$618
Depreciation of hotel properties	865	745
Loss on disposal of assets	25	23
Minority interest share of depreciation and loss on disposals	(438)	(394)
Funds from operations (FFO)	599	992

Recurring FFO decreased to approximately $599,000 compared to approximately $992,000 for the first three months of fiscal 2003 and 2002, respectively.  The decrease of approximately $393,000, or 39.6%, was primarily due to the decrease in revenue caused by a weak economic environment.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership and InnSuites Hotels, the Trust has its proportionate share of the benefits and obligations of the Partnership’s ownership interests and InnSuites Hotels’ operational interests in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flows.  The Partnership’s principal source of revenue is rent payments under the Percentage Leases.  InnSuites Hotels’ obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of the InnSuites Hotels to generate sufficient cash flows from Hotel operations.

On July 11, 2001, the Trust obtained a term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by its Flagstaff property.  On March 21, 2003, in connection with the sale of the Scottsdale property to Scottsdale Eldorado Resort, L.L.C., an affiliate of Wirth, the term loan was paid in full (See Note 6 – “Sale of Hotel Property”).  The line of credit matures on September 1, 2003 and bears interest at the prime rate plus 1.0% (5.25% at April 30, 2003) and requires that the Trust maintain a debt coverage ratio of 1.35 to 1.0, and that InnSuites Hotels maintain a gross operating profit of 80% of the annual projections provided to the lender.  In addition, the Partnership is restricted from making distributions to the Trust during fiscal year 2004 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest.  As of April 30, 2003, the Trust had drawn $1,500,000 on the line of credit.

The Trust has $377,168 due and payable in fiscal year 2004 under notes and advances payable to Wirth and his affiliates.  For the twelve months between May 1, 2003 and April 30, 2004, the Trust has principal of $935,960 due and payable under notes and advances payable to Wirth and his affiliates.  During the three months ended April 30, 2003, the Trust repaid $183,000 to Wirth and his affiliates.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”), from the rent paid under the Percentage Leases, an amount equal to 4% of InnSuites Hotels’ revenues from operation of the Hotels.  The Fund is restricted by the mortgage lender for six of the Trust’s properties.  As of April 30, 2003, $43,692 was held in restricted capital expenditure funds and is included on the balance sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time.  The Partnership anticipates making similar arrangements with respect to future hotels that it may acquire or develop.  During the three months ended April 30, 2003, the Hotels spent approximately $518,000 for capital expenditures.  The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  The InnSuites Hotels also spent approximately $518,000 during the three months ended April 30, 2003 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2003, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Trust does not have any off-balance sheet financing arrangements or liabilities.  The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements.  See Note 2 – “Summary of Significant Accounting Policies.”

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended April 30, 2003, the Trust acquired 3,100 Shares of Beneficial Interest in open market transactions at an average price of $1.40 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 326,800 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

SEASONALITY

The Hotels’ operations historically have been seasonal.  The five southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter.  The second fiscal quarter tends to be the lowest period of occupancy at those five southern Arizona hotels.  This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenue.  The five hotels located in northern Arizona, California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.  To the extent that cash flows from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or meet operating needs.  No assurance can be given that the Trust will make distributions in the future.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s continued qualification as a REIT; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable.  Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust’s real estate investment portfolio and operations.  The market price of the Trust’s Shares of Beneficial Interest may be affected by the distribution rate on those Shares, as a percentage of the price of the Shares relative to market interest rates.  We believe that the market value of a REIT’s equity securities, including the equity securities of the Trust, is based primarily on the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based on the real estate market value of the underlying assets.  For that reason, the Trust’s Shares may trade at prices that are higher or lower than the net asset value per share.

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  There have been no significant changes in the Trust’s debt structure during the three months ended April 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES.

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

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                       EXHIBITS.

EXHIBIT NUMBER	EXHIBIT
99.1	Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)                                      REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: June 16, 2003	By:	/s/ James F. Wirth
James F. Wirth, President & Chief Executive Officer (Principal Executive Officer)

Dated: June 16, 2003	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	By:	/s/ James F. Wirth
Name: James F. Wirth
		Title:	Chairman, President and Chief Executive
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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	By:	/s/ Anthony B. Waters
Name: Anthony B. Waters
Title: Chief Financial Officer