Form 10-Q
period 2003-07-31
INNSUITES HOSPITALITY TRUST
filed 2003-09-12
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

Number of outstanding Shares of Beneficial Interest, without par value, as of September 8, 2003: 2,066,901.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2003	JANUARY 31, 2003
	(UNAUDITED)	(AUDITED)

ASSETS
Hotel Properties, net	$41,600,209	56,388,265
Hotel Properties Held for Sale, net	13,747,832	3,100,000
Cash and Cash Equivalents	156,784	88,519
Restricted Cash	57,957	45,787
Accounts Receivable, net of Allowance for Doubtful Accounts of $137,196 and $136,000, respectively	737,646	596,665
Prepaid Expenses and Other Assets	1,313,810	1,275,343

TOTAL ASSETS	$57,614,238	61,494,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage Notes Payable	$35,492,460	36,112,605
Notes Payable to Banks	1,500,000	2,647,250
Notes and Advances Payable to Related Parties	8,575,650	9,901,153
Other Notes Payable	159,658	162,553
Accounts Payable and Accrued Expenses (includes $844,302 and $626,758 payable to related parties as of July 31, and January 31, 2003, respectively)	4,814,002	3,903,274

TOTAL LIABILITIES	50,541,770	52,726,835

MINORITY INTEREST IN PARTNERSHIP	9,081,878	10,017,926

SHAREHOLDERS’ DEFICIT
Shares of Beneficial Interest, without par value; unlimited authorization; 2,066,901 and 1,997,601 shares issued and outstanding at July 31, and January 31, 2003, respectively	(200,781)	626,122
Treasury Stock, 826,436 and 855,736 shares held at July 31, and January 31, 2003, respectively	(1,808,629)	(1,876,304)

TOTAL SHAREHOLDERS’ DEFICIT	(2,009,410)	(1,250,182)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$57,614,238	61,494,579

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2003	2002

REVENUE
Room	$12,264,682	13,507,830
Food and Beverage	678,063	824,199
Telecommunications	80,620	110,304
Other	366,727	475,924

TOTAL REVENUE	13,390,092	14,918,257

OPERATING EXPENSES
Room	3,288,116	3,437,585
Food and Beverage	682,606	779,839
Telecommunications	157,905	159,886
General and Administrative (includes $417,118 and $490,326 of management and franchise fees to affiliates for fiscal 2004 and 2003, respectively)	2,446,700	2,850,743
Sales and Marketing	1,083,621	1,158,515
Repairs and Maintenance	1,009,022	944,226
Hospitality	587,652	635,296
Utilities	868,163	981,477
Hotel Property Depreciation	1,755,366	1,508,765
Real Estate and Personal Property Taxes, Insurance and Ground Rent	916,061	921,507
Other	201,080	237,524
Loss on Impairment of Hotel Property	328,976	—

TOTAL OPERATING EXPENSES (includes $3,940,279 and $4,390,957 of contract labor to affiliates for fiscal 2004 and 2003, respectively)	13,325,268	13,615,363

OPERATING INCOME	64,824	1,302,894

Interest Income	573	891

TOTAL INTEREST INCOME	573	891

Interest on Mortgage Notes Payable	1,410,609	1,432,558
Interest on Notes Payable to Banks	49,181	92,607
Interest on Notes Payable and Advances to Related Parties	296,186	298,605
Interest on Other Notes Payable	5,341	2,433

TOTAL INTEREST EXPENSE	1,761,317	1,826,203

LOSS BEFORE MINORITY INTEREST	(1,695,920)	(522,418)
LESS MINORITY INTEREST	(838,938)	(410,745)

NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(856,982)	(111,673)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.42)	(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,007,651	2,145,552

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2003	2002

REVENUE
Room	$5,254,870	5,985,695
Food and Beverage	273,686	330,263
Telecommunications	39,330	44,544
Other	196,068	301,202

TOTAL REVENUE	5,763,954	6,661,704

OPERATING EXPENSES
Room	1,546,456	1,733,692
Food and Beverage	287,802	373,035
Telecommunications	77,392	85,399
General and Administrative (includes $177,933 and $220,290 of management and franchise fees to affiliates for fiscal 2004 and 2003, respectively)	1,148,177	1,497,734
Sales and Marketing	493,293	507,543
Repairs and Maintenance	491,346	472,351
Hospitality	266,252	320,263
Utilities	451,763	504,621
Hotel Property Depreciation	890,071	763,528
Real Estate and Personal Property Taxes, Insurance and Ground Rent	446,833	460,581
Other	94,991	123,987
Loss on Impairment of Hotel Property	328,976	—

TOTAL OPERATING EXPENSES (includes $1,850,598 and $2,196,104 of contract labor to affiliates for fiscal 2004 and 2003, respectively)	6,523,352	6,842,734

OPERATING LOSS	(759,398)	(181,030)
Interest Income	272	402

TOTAL INTEREST INCOME	272	402

Interest on Mortgage Notes Payable	706,821	714,199
Interest on Notes Payable to Banks	14,506	47,994
Interest on Notes Payable and Advances to Related Parties	149,018	152,932
Interest on Other Notes Payable	2,609	1,262

TOTAL INTEREST EXPENSE	872,954	916,387

LOSS BEFORE MINORITY INTEREST	(1,632,080)	(1,097,015)
LESS MINORITY INTEREST	(627,149)	(366,016)

NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(1,004,921)	(730,999)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.50)	(0.34)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,018,147	2,155,569

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest	$(856,982)	(111,673)
Adjustments to Reconcile Net Loss Attributable to Shares of Beneficial Interest to Net Cash Provided by Operating Activities:
Minority Interest	(838,938)	(410,745)
Depreciation and Amortization	1,777,767	1,536,622
Loss on Disposal	50,911	43,107
Loss on Impairment of Hotel Property	328,976	—
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable, net	(140,981)	131,031
(Increase) Decrease in Prepaid Expenses and Other Assets	(60,868)	24,396
Increase in Accounts Payable and Accrued Expenses	954,408	399,402

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,214,293	1,612,140

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(12,170)	87,813
Improvements and Additions to Hotel Properties	(1,095,028)	(891,338)

NET CASH USED IN INVESTING ACTIVITIES	(1,107,198)	(803,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(620,145)	(652,746)
Refinancing of Mortgage Notes Payable	—	982,590
Payments on Notes Payable to Banks	(87,250)	(91,250)
Borrowings on Notes Payable to Banks	440,000	—
Repurchase of Partnership Units	(137)	(2,788)
Repurchase of Treasury Stock	(5,900)	(20,161)
Payments on Notes and Advances Payable to Related Parties	(245,753)	(244,231)
Borrowings on Notes and Advances Payable to Related Parties	520,250	143,500
Payments on Other Notes Payable	(39,895)	(31,727)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(38,830)	83,187
NET INCREASE IN CASH AND CASH EQUIVALENTS	68,265	891,802
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,519	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,784	891,802

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 2003 AND 2002

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) has elected to be taxed as a real estate investment trust (“REIT”) that at July 31, 2003 owned, through a partnership interest in RRF Limited Partnership (the “Partnership”), ten hotels (the “Hotels”) with an aggregate of 1,535 suites in Arizona, southern California and New Mexico.  The Trust is the sole general partner in the Partnership.  The hotels are operated by InnSuites Hotels, Inc. (“InnSuites Hotels”).

The Trust’s general partnership interest in the Partnership was 51.31% and 50.68% on July 31, 2003 and 2002, respectively, and the weighted average for the six months ended July 31, 2003 and 2002 was 50.91% and 48.88%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of July 31, 2003, a total of 1,431,475 Class A limited partnership units were issued and outstanding.

Additionally, a total of 5,000,974 Class B limited partnership units were held by James F. Wirth (“Wirth”) and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,432,449 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2003.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards No. 144. If the carrying value of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future cash flows over the remaining life of the asset.  The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

REVENUE RECOGNITION

Room, food and beverage, as well as telecommunications revenue, are recognized as earned as services are provided and items are sold.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.  This interpretation is effective immediately for variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003.  While management has not yet completed its evaluation of the requirements of FIN 46, management believes it is reasonably possible the Trust will consolidate, or be required to provide certain additional disclosures about Suite Hospitality Management, Inc. (“Suite Hospitality Management”), an entity in which Wirth formerly held a 9.8% ownership interest, and InnSuites Licensing Corp. (“InnSuites Licensing”), an entity wholly-owned by Wirth, when FIN 46 becomes effective.  The unaudited financial statements of these entities for the six months ended July 31, 2003 included the following:

Gross revenue	$4,804,944
Net income	306,778
Assets, primarily receivables	1,715,274
Liabilities, primarily debt	1,068,998
Equity	646,276

The Trust recognized expense of $245,294 and $367,740 to Suite Hospitality Management for management fees for the six months ended July 31, 2003 and 2002, respectively, and $3,940,279 and $4,390,957 to Suite Hospitality Management for contract labor for the six months ended July 31, 2003 and 2002, respectively.  The Trust also recognized expense of $171,824 and $122,585 to InnSuites Licensing for franchise licensing fees for the six months ended July 31, 2003 and 2002, respectively.

When FIN 46 becomes effective, the net amount that may be added to the Trust’s balance sheet may be either reported as the cumulative effect of an accounting change, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  Since the Trust is not required to restate its financial statements, it does not intend to do so if it is required to consolidate under FIN 46.

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the six months ended July 31, 2003 and 2002, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,486,102 and 6,754,176 for the first six months of fiscal 2004 and 2003, respectively.

For the six months ended July 31, 2003 and 2002, 252,000 and 307,400 stock options, respectively, are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect because of the fact that the option exercise prices are greater than the average market price of the Trust’s Shares of Beneficial Interest.

3.           NOTES PAYABLE TO BANKS

On July 11, 2001, the Trust obtained a term loan in the amount of $1,825,000 secured by its Scottsdale, Arizona property and a $1,500,000 line of credit secured by its Flagstaff, Arizona property.  On March 21, 2003, in connection with the sale of the Scottsdale property to Scottsdale Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Wirth, the term loan was paid in full.  The line of credit matured on September 1, 2003 and bore interest at the prime rate plus 1.0% (5.00% at July 31, 2003) and required the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and InnSuites Hotels to maintain a gross operating profit of 80% of the annual projections provided to the lender.  In addition, the Partnership was restricted from making distributions to the Trust during fiscal year 2004 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest.  As of July 31, 2003, the Trust had drawn $1,500,000 on the line of credit.  On August 21, 2003, in connection with the sale of its Flagstaff property, the Trust paid off the line of credit in full (See Note 7 – “Subsequent Event”).

4.           RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

As of July 31, 2003 and 2002, Wirth and his affiliates held 5,000,974 Class B limited partnership units. As of July 31, 2003 and 2002, Wirth and his affiliates held 455,000 and 450,000 Shares of Beneficial Interest in the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $54,037 and $28,373 for the six months ended July 31, 2003 and 2002, respectively. The Trust had accrued but unpaid interest on related party notes to Wirth and affiliates of $649,776 and $426,831 as of July 31, 2003 and January 31, 2003, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. The Partnership’s reimbursement of the Trust is eliminated when the financial results of the Partnership and the Trust are consolidated.

Notes and advances payable to related parties consist of funds provided by Wirth and his affiliates and Steve Robson, Trustee of the Trust (“Robson”), to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $8.6 million and $9.9 million as of July 31, 2003 and January 31, 2003, respectively. The notes and advances payable to related parties consist of:

Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership’s Class A limited partnership units from Robson for $750,000. The Trust made an initial payment of $5,000 and issued a promissory note in the amount of $745,000. The promissory note is secured by the purchased units. The secured promissory note bears interest at 7% per year, effective July 27, 2000. The unpaid principal balance and accrued interest is amortized over 36 months with the final payment due August 27, 2003.  The principal balance as of July 31, 2003 was $490,663.

Advances and Notes Payable to Wirth and Affiliates

On July 27, 2000, the Partnership repurchased 300,000 of the Trust’s Shares of Beneficial Interest from Wirth and his affiliates, issuing 10 secured promissory notes in the aggregate amount of $720,000 and paying $3,000 cash. The promissory notes are secured by the purchased shares. Each of the secured promissory notes bear interest at 7% per year, effective July 27, 2000. As of July 31, 2002, five of these notes remain outstanding.  The unpaid principal balances and accrued interest on the five outstanding notes were to be due at various dates ranging from May 27, 2002 to July 27, 2003. However, the Trust and Wirth agreed to defer payments on the five outstanding notes until May 27, 2003, when payments were to resume as scheduled. The Trust made three payments in the aggregate amount of $58,605 in March 2003, and the Trust and Wirth have agreed to suspend payments on the outstanding notes until May 27, 2004.  The principal balance of the five outstanding notes as of July 31, 2003 was $223,850.

On July 25, 2002, the Trust purchased 225,390 of the Partnership’s Class B limited partnership units from Hulsey Hotels Corporation, an affiliate of Wirth, for $439,511, issuing a secured promissory note for $438,000 and paying $1,511 cash.  The promissory note is secured by the purchased units.  The secured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of July 31, 2003 was $430,067.

On July 26, 2002, the Trust repurchased 118,513 Shares of Beneficial Interest of the Trust from Wirth for $231,100, issuing a secured promissory note for $230,000 paying $1,100 cash.  The promissory note is secured by the repurchased shares.  The secured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of July 31, 2003 was $225,834.

On July 26, 2002, InnSuites Hotels purchased 65,000 Shares of Beneficial Interest of the Trust from Wirth for $126,750, issuing an unsecured promissory note for $125,000 and paying $1,750 cash.  The unsecured promissory note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance as of July 31, 2003 was $122,736.

On September 10, 2002, Wirth assigned to Rare Earth Financial L.L.C., an affiliate of Wirth, a $2 million promissory note issued by the Trust.  The promissory note was secured by a second mortgage on the Flagstaff property, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe property.  The secured promissory note bears interest at 7% per year, effective March 15, 1999. A principal payment of $500,000 is due on March 15, 2004 and the remaining principal balance of $1.5 million plus accrued interest is due on March 15, 2005. The principal balance as of July 31, 2003 was $2.0 million.  On August 21, 2003, the Trust sold its Flagstaff property and, accordingly, the Trust’s obligations under this promissory note are no longer secured by the Flagstaff property (See Note 7 – “Subsequent Event”).

On September 10, 2002, Wirth assigned to Rare Earth Financial L.L.C., an affiliate of Wirth, a $1,947,000 promissory note issued by the Trust.  The promissory note consolidated ten outstanding unsecured loans to the Trust totaling $1,947,000.  The promissory note was secured by a second mortgage on the Flagstaff property, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe property.  The secured promissory note bears interest at 7% per year.  The unpaid principal balance and accrued interest is amortized over 36 months and matures on July 15, 2006.  The principal balance as of July 31, 2003 was $1,947,000.  On August 21, 2003, the Trust sold its Flagstaff property and, accordingly, the Trust’s obligations under this note are no longer secured by the Flagstaff property (See Note 7 –“Subsequent Event”).

On September 10, 2002, Rare Earth Development Company, an affiliate of Wirth, assigned to Rare Earth Financial L.L.C., another affiliate of Wirth, a $3,802,500 promissory note issued by the Partnership. The secured promissory note consolidated fifteen outstanding loans totaling $3,802,500. The promissory note was secured by a second mortgage on the Flagstaff property, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe property.  The secured promissory note bears interest at 7% per year, with monthly payments based on a thirty year amortization such that the remaining unpaid principal and interest is due on July 15, 2007.  On March 21, 2003, Eldorado assumed $1.1 million of this note in connection with the sale of the Scottsdale property.  The principal balance of the outstanding portion of this promissory note as of July 31, 2003 was $2,702,500. On August 21, 2003, in connection with the sale of its Flagstaff property, the Trust paid off $1,275,000 of this note.  Furthermore, as a result of the sale of its Flagstaff property, the Partnership’s remaining obligations under this note are no longer secured by the Flagstaff property (See Note 7 –“Subsequent Event”).

On June 9, 2003, the Partnership issued an unsecured promissory note in the amount of $225,000 to Rare Earth Financial L.L.C., an affiliate of Wirth.  The unsecured promissory note bears interest at 7.0% per year and accrued interest and the unpaid principal are due on February 15, 2004.  The principal balance as of July 31, 2003 was $225,000.

On July 8, 2003, the Partnership issued an unsecured promissory note in the amount of $208,000 to Rare Earth Development Company, an affiliate of Wirth.  The unsecured promissory note bears interest at 7.0% per year and accrued interest and the unpaid principal are due on February 15, 2004.  The principal balance as of July 31, 2003 was $208,000.

5.           STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,529,111 and $1,548,914 in cash for interest for the six months ended July 31, 2003 and 2002, respectively.

The Trust issued promissory notes in the amount of $355,000 to acquire 183,513 Shares of Beneficial Interest from Wirth and affiliates during the second quarter of fiscal 2003.

The Trust issued a promissory note in the amount of $79,000 to acquire 31,711 Class A Partnership units from an unrelated third party during the second quarter of fiscal 2003.

The Trust issued a promissory note in the amount of $78,000 to acquire 40,500 Shares of Beneficial Interest from an unrelated third party during the second quarter of fiscal 2003.

The Trust issued a promissory note in the amount of $438,000 to acquire 225,390 Class B Partnership units from Hulsey Hotels Corporation, an affiliate of Wirth, during the second quarter of fiscal 2003.

The Trust issued 36,000 Shares of Beneficial Interest to the Trustees during the second quarter of fiscal 2003 to satisfy fees owed for their services which totaled $80,858.

The Trust sold its Scottsdale property to Eldorado, an affiliate of Wirth, on March 21, 2003 for $3.1 million.  The purchase price was satisfied by Eldorado assuming $1.6 million of notes payable to affiliates of Wirth and $1.5 million of notes payable to banks.

The Trust issued 33,600 Shares of Beneficial Interest during the second quarter of fiscal 2004 to satisfy accrued Trustee fees and officer bonuses which totaled $43,680.

The Trust issued 40,000 Shares of Beneficial Interest to acquire 40,000 of the Partnership’s Class A limited partnership units from an unrelated third party during the second quarter of fiscal 2004.

The Trust acquired 27,509 of the Partnership’s Class A limited partnership units from an unrelated third party by issuing a promissory note for $37,000 during the second quarter of fiscal 2004.

6.           ASSETS HELD FOR SALE

A purchase agreement was entered into on February 25, 2003 between the Partnership and Lennar Homes of California, Inc. (“Lennar Homes”), an unaffiliated third party, for the purchase of the San Diego, California property for $9,600,000.  Lennar Homes deposited $185,000 into an escrow account on February 25, 2003, which amount was fully-refundable at the time.  Pursuant to terms of the purchase agreement, two non-refundable payments totaling $20,000 in the aggregate were released to the Partnership from the escrow account during the quarter ended April 30, 2003.  On June 6, 2003, the remaining $165,000 in the escrow account was released to the Partnership, which amount is also non-refundable, except in the event of a condemnation of the property. On June 6, 2003, when the total escrow funds of $185,000 became non-refundable, except in the case of condemnation, the Trust reclassified the property from “held and used” to “held for sale.”  The Trust does not expect to incur a loss on this sale.

On June 20, 2003, the Board of Trustees of the Trust approved the sale of the Flagstaff, Arizona property to Flagstaff/Grand Canyon Resort, LLC (“Flagstaff Resort”), an affiliate of Wirth, for its appraised value of $2,775,000.  Accordingly, the Trust has reclassified the property from “held and used” to “held for sale.”  The Trust does not expect to incur a loss on this sale (See Note 7 – “Subsequent Event”).

A purchase agreement was entered into on July 16, 2003 between the Partnership and CVTI LLC (“CVTI”), an unaffiliated third party, for the purchase of the Buena Park, California property for $6,900,000, which sales price was subsequently reduced to $6,500,000 pursuant to an Addendum to Purchase and Sale Agreement entered into by the parties.  CVTI deposited $100,000 into an escrow account on July 23, 2003, which amount is non-refundable to CVTI unless the property becomes unmarketable by an act of the Partnership or other causes.  On July 24, 2003, $99,000 of the non-refundable deposit was released from the escrow account, and the Trust reclassified the property from “held and used” to “held for sale.”  During the second quarter of fiscal 2004, the Trust recorded a loss on impairment of $329,000 on this property.

7.           SUBSEQUENT EVENT

On August 21, 2003, the Trust sold its Flagstaff property to Flagstaff Resort for a cash payment equal to its appraised value of $2,775,000. The Trust used the proceeds to fully satisfy its $1.5 million line of credit with Irwin Union Bank and to reduce its notes payable to Rare Earth Financial, L.L.C., an affiliate of Wirth, by $1,275,000.  As of August 21, 2003, the Trust’s bank line of credit and term loan with Irwin Union Bank was paid off in full.

In connection with the sale, the Trust recorded a gain of $377,330.  Also in connection with the sale, affiliates of Wirth that hold certain promissory notes issued by the Trust and the Partnership also released their security interests in the Flagstaff property.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust has elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the regulations thereunder.  The Trust owns the sole general partner’s interest in the Partnership. The Hotels are leased to InnSuites Hotels pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”).  InnSuites Hotels’ rental payments to the Partnership are eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust for the six months ended July 31, 2003 and 2002.

The Trust’s principal source of cash flows is distributions from the Partnership, which are dependent upon lease payments pursuant to the Percentage Leases. InnSuites Hotels’ ability to make payments to the Partnership pursuant to the Percentage Leases is dependent primarily upon the operations of the Hotels. As a result of the Trust’s acquisition of InnSuites Hotels on February 1, 2001, any profits earned by InnSuites Hotels in its operation of the Hotels may be distributed to the Trust.

Sale of Scottsdale, Arizona Hotel

On March 21, 2003, the Trust sold its Scottsdale, Arizona property to Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Wirth, for its appraised value of $3.1 million.  Eldorado satisfied the purchase price for the hotel by assuming $1.1 million of the Trust’s notes payable to Rare Earth Financial, L.L.C., an affiliate of Wirth, assuming $500,000 of the Partnership’s notes payable to Capital Resource Lenders-I, L.L.C., an affiliate of Wirth, and satisfying the Trust’s bank term loan of $1,825,000 in full.

Pending Sale of San Diego, California Hotel

A purchase agreement was entered into on February 25, 2003 between the Partnership and Lennar Homes of California, Inc. (“Lennar Homes”), an unaffiliated third party, for the purchase by Lennar Homes of the San Diego, California property for $9,600,000.  As of July 31, 2003, the book value of the San Diego property was approximately $4,850,000.  The property was previously appraised at a value of $7,275,000 in January 2001 by an independent appraiser in connection with a mortgage loan on the property.  The outstanding principal balance of that mortgage loan is approximately $4,845,000 and will be paid in full with the sale proceeds.  Lennar Homes deposited $185,000 into an escrow account on February 25, 2003, which amount was fully-refundable at the time.  Pursuant to terms of the purchase agreement, two non-refundable payments totaling $20,000 in the aggregate were released to the Partnership from the escrow account during the quarter ended April 30, 2003.  On June 6, 2003, the remaining $165,000 in the escrow account was released to the Partnership.  The $165,000 released to the Partnership from the escrow account is also non-refundable, except in the event of a condemnation of the property.  The Trust’s management expects the sale of the San Diego property to close before February 2004, but, in any event, the terms of the purchase agreement provide that such closing may not occur later than March 31, 2004 without the Partnership’s express written consent, subject to certain limited exceptions.

Pending Sale of Buena Park, California Hotel

A purchase agreement was entered into on July 16, 2003 among the Partnership, CVTI LLC (“CVTI”), an unaffiliated third party, and Atlas Hospitality Group, Inc., as agent for the Partnership, for the purchase by CVTI of the Buena Park, California property for $6,900,000, which sales price was subsequently reduced to $6,500,000 pursuant to an Addendum to Purchase and Sale Agreement entered into by the parties.  Of the sales price, $6,300,000 is payable to the Partnership in cash at closing with the Partnership financing the remaining $200,000 at 7% interest per year.  As of July 31, 2003, the book value of the Buena Park property was approximately $6,830,000.  The property was previously appraised at a value of $7,125,000 in February 2001 by an independent appraiser in connection with a mortgage loan on the property.  The outstanding principal balance of that mortgage loan is approximately $3,098,000 and will be paid in full with the sale proceeds.  On July 23, 2003, CVTI deposited $100,000 into an escrow account.  The escrow deposit is non-refundable, unless the property becomes unmarketable due to actions by the Partnership or reasons beyond the control of the Partnership before the sale.  On July 24, 2003, $99,000 of the escrow deposit was released to the Partnership. Pursuant to the terms of the purchase agreement, in the event all conditions and contingencies are satisfied, the closing will occur no later than October 18, 2003.

Sale of Flagstaff, Arizona Property

Subsequent to the end of the quarter, on August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff/Grand Canyon Resort, LLC (“Flagstaff Resort”) for its appraised value of $2,775,000. Flagstaff Resort purchased the hotel with cash.  The Trust used the proceeds to fully satisfy its $1.5 million line of credit with Irwin Union Bank and to reduce its notes payable to Rare Earth Financial L.L.C., an affiliate of Wirth, by $1,275,000.  As of August 21, 2003, the Trust’s bank line of credit and term loan with Irwin Union Bank was paid off in full.  In connection with the sale, the Trust recorded a gain of $377,330. Also in connection with the sale, affiliates of Wirth that hold certain promissory notes issued by the Trust and the Partnership also released their security interests in the Flagstaff property.

ACCOUNTING MATTERS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150.  SFAS No. 150 requires that certain freestanding financial instruments that had previously been accounted for in equity be reported as liabilities.  The Trust is required to adopt SFAS No. 150 during the first interim period beginning after June 15, 2003, and plans to adopt SFAS No. 150 in the third fiscal quarter.  The Trust does not expect the adoption of SFAS No. 150 to have an impact on its financial statements.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Under the terms of the Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  However, the Partnership’s reimbursement of the Trust is eliminated when the financial results of the Partnership and the Trust are consolidated.  The Percentage Leases provide for the payment of base rent and percentage rent. For the six months ended July 31, 2003, base rent and percentage rent in the aggregate amount of $3.3 million was earned by the Trust from InnSuites Hotels.  However, rent revenue from InnSuites Hotels to the Partnership is eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust.  The principal determinant of percentage rent is InnSuites Hotels’ room revenue at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the

Percentage Leases. Occupancy, ADR and REVPAR decreased over the prior fiscal year due to the continuing weak economy and travel industry.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE SIX MONTHS ENDED JULY 31,
	2003	2002
OCCUPANCY	64.6%	64.9%
AVERAGE DAILY RATE (ADR)	$66.62	69.02
REVENUE PER AVAILABLE ROOM (REVPAR)	$43.03	44.78

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not further decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE SIX MONTHS ENDED JULY 31, 2003 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2002.

Total Trust revenue decreased $1.5 million, or 10.2%, to $13.4 million from $14.9 million when comparing the six months ended July 31, 2003 and 2002, respectively.  The decrease is primarily due to a reduction in the number of suites sold, the sale of the Scottsdale property in the first quarter of fiscal year 2004 and the decreased average daily rate in fiscal year 2004 caused by weak economic conditions.

Total expenses decreased $355,000, or 2.3%, to $15.1 million from $15.4 million when comparing the six months ended July 31, 2003 and 2002, respectively.  Total operating expenses decreased $290,000, or 2.1%, to $13.3 million from $13.6 million when comparing the six months ended July 31, 2003 and 2002, respectively.  The decreased expenses were primarily due to the reduction in occupied rooms and the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Rooms, food and beverage, telecommunications and other expenses all decreased due to the reduction in the number of suites sold in the six months ended July 31, 2003 as compared to the six months ended July 31, 2002.

General and administrative expenses decreased $404,000, or 14.2%, to $2.4 million from $2.9 million when comparing the six months ended July 31, 2003 and 2002, respectively.  The decrease was primarily due to decreased Board of Trustee fees and franchise and management fees incurred during the second quarter fiscal year 2004, the expenses associated with the employee convention incurred in the second quarter of fiscal year 2003 and the sale of the Scottsdale property during the first quarter of fiscal year 2004.

Sales and marketing expenses decreased $75,000, or 6.5%, to $1.1 million from $1.2 million when comparing the six months ended July 31, 2003 and 2002, respectively.  The decrease was primarily due to the use of more cost-effective centralized marketing initiatives rather than individual hotel marketing initiatives in fiscal year 2004.

Repairs and maintenance increased $65,000, or 6.9%, to $1.0 million from $944,000 when comparing the six months ended July 31, 2003 and 2002, respectively.  The increase was primarily due to increased maintenance expense at the Yuma property.

Hospitality expenses decreased $48,000, or 7.5%, to $588,000 from $635,000 when comparing the six months ended July 31, 2003 and 2002, respectively.  The decrease was due primarily to the decreased number of suites sold in fiscal 2004.

Utilities expense decreased $113,000, or 11.5%, to $868,000 from $981,000 when comparing the six months ended July 31, 2003 and 2002, respectively. The decrease was due primarily to the decreased number of suites sold in fiscal 2004.

Hotel property depreciation increased $247,000, or 16.3%, to $1.8 million from $1.5 million when comparing the six months ended July 31, 2003 and 2002, respectively.  The increase was primarily due to an increased asset base from refurbishment projects and the cessation of depreciation on the Flagstaff property in the first six months of fiscal 2003 when the property was classified as “held for sale.”

Loss on impairment of hotel property was $329,000 during the six months ended July 31, 2003.  This loss resulted from the write-down of the Buena Park property to reflect its market value after the Trust entered into an agreement to sell the property for $6.5 million (See Notes to Unaudited Consolidated Financial Statements, Note 6 - “Assets Held for Sale”).  There was no such expense during the first six months of fiscal 2003.

Total interest expense was $1.8 million for the six months ended July 31, 2003, which was consistent with the prior year period. Interest on mortgage notes payable was $1.4 million for the six months ended July 31, 2003, which was consistent with the prior year period. Interest on notes payable to banks decreased $43,000, or 46.9%, to $49,000 from $93,000 when comparing the six months ended July 31, 2003 and 2002, respectively. This was due to the Trust fully satisfying its term loan in connection with the sale of the Scottsdale property.  Interest on notes payable and advances payable to related parties was $296,000 for the six months ended July 31, 2003, which was consistent with the prior year period amount of $299,000, respectively.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED JULY 31, 2003 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2002.

Total Trust revenue decreased $898,000, or 13.5%, to $5.8 million from $6.7 million when comparing the three months ended July 31, 2003 and 2002, respectively.  The decrease is primarily due to a reduction in the number of suites sold, the sale of the Scottsdale property in the first quarter of fiscal year 2004 and the decreased average daily rate in fiscal year 2004 caused by weak economic conditions.

Total expenses decreased $363,000, or 4.7%, to $7.4 million from $7.8 million when comparing the three months ended July 31, 2003 and 2002.  Total operating expenses decreased $319,000, or 4.7%, to $6.5 million from $6.8 million when comparing the three months ended July 31, 2003 and 2002, respectively.  The decrease was primarily due to the reduction in the number of suites sold and the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Rooms, food and beverage, telecommunications and other expenses all decreased due to the reduction in the number of suites sold in the three months ended July 31, 2003 as compared to the three months ended July 31, 2002.

General and administrative expenses decreased $350,000, or 23.3%, to $1.1 million from $1.5 million when comparing the three months ended July 31, 2003 and 2002, respectively.  The decrease was primarily due to decreased professional fees, Board of Trustee fees and franchise and management fees during the second quarter of fiscal year 2004, the expenses associated with the employee convention incurred in the second quarter of fiscal year 2003 and the sale of the Scottsdale property during the first quarter of fiscal year 2004.

Hospitality expenses decreased $54,000, or 16.9%, to $266,000 from $320,000 when comparing the three months ended July 31, 2003 and 2002, respectively.  The decrease was primarily due to the reduction in the number of suites sold in fiscal 2004.

Utilities expense decreased $53,000, or 10.5%, to $452,000 from $505,000 when comparing the three months ended July 31, 2003 and 2002, respectively. The decrease was primarily due to the reduction in the number of suites sold in fiscal 2004.

Hotel property depreciation increased $127,000, or 16.6%, to $890,000 from $764,000 when comparing the three months ended July 31, 2003 and 2002, respectively.  The increase was primarily due to an increased asset base from refurbishment projects and the cessation of depreciation on the Flagstaff property in the second quarter of fiscal 2003 when the property was classified as “held for sale.”

Loss on impairment of hotel property was $329,000 during the three months ended July 31, 2003.  This loss resulted from the write-down of the Buena Park property to reflect its market value after the Trust entered into an agreement to sell the property for $6.5 million (see Notes to Unaudited Consolidated Financial Statements, Note 6 - “Assets Held for Sale”).  There was no such expense during the first three months of fiscal 2003.

Total interest expense decreased $43,000, or 4.7%, to $873,000 from $916,000 when comparing the three months ended July 31, 2003 and 2002, respectively. Interest on mortgage notes payable decreased $7,000, or 1.0%, to $707,000 from $714,000 when comparing the three months ended July 31, 2003 and 2002, respectively. Interest on notes payable to banks decreased $33,000, or 69.8%, to $15,000 from $48,000 when comparing the three months ended July 31, 2003 and 2002, respectively.

This was due to the Trust fully satisfying its term loan in connection with the sale of the Scottsdale property.  Interest on notes payable and advances payable to related parties decreased $4,000, or 2.6%, to $149,000 from $153,000 when comparing the three months ended July 31, 2003 and 2002, respectively.

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

The following is a reconciliation of net income attributable to Shares of Beneficial Interest for the quarters ended July 31, 2003 and 2002:

	FUNDS FROM OPERATIONS FOR THE SIX MONTHS ENDED JULY 31,
	(UNAUDITED)
	(amounts in thousands)
	2003	2002

Net Loss Attributable to Shares of Beneficial Interest	$(857)	(112)
Hotel Property Depreciation	1,755	1,509
Loss on Impairment of Hotel Property	329	—
Loss on Disposal	51	43
Minority Interest Share of Depreciation and Loss on Disposal	(1,048)	(793)
Funds from Operations (FFO)	$230	647

Recurring FFO decreased to approximately $230,000 compared to approximately $647,000 for the first six months of fiscal 2004 and 2003, respectively. The decrease of approximately $417,000, or 64.4%, was primarily due to the decrease in revenue caused by a weak economic environment, as well as the sale of the Scottsdale property and the war on terrorism that has caused the travel and hospitality industries to suffer.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership and InnSuites Hotels, the Trust has its proportionate share of the benefits and obligations of the Partnership’s ownership interests and InnSuites Hotels’ operational interests in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flows. The Partnership’s principal source of revenue is rent payments under the Percentage Leases. InnSuites Hotels’ obligations under the Percentage Leases are unsecured and its ability to make rent payments to the Partnership under the Percentage Leases, and the Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of InnSuites Hotels to generate sufficient cash flows from Hotel operations.

On July 11, 2001, the Trust obtained a term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 line of credit secured by its Flagstaff property.  On March 21, 2003, in connection with the sale of the Scottsdale property to Scottsdale Eldorado Resort, L.L.C., an affiliate of Wirth, the term loan was paid in full.  The line of credit matured on September 1, 2003 and bore interest at the prime rate plus 1.0% (5.00% at July 31, 2003) and required the Trust to maintain a debt coverage ratio of 1.35 to 1.0 and that InnSuites Hotels maintain a gross operating profit of 80% of the annual projections provided to the lender.  In addition, the Partnership was restricted from making distributions to the Trust during fiscal year 2004 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest.  As of July 31, 2003, the Trust had drawn $1,500,000 on the line of credit.  On August 21, 2003, in connection with the sale of its Flagstaff, Arizona property, the Trust paid off the line of credit in full.  (See Notes to Unaudited Consolidated Financial Statements,  Note 7 – “Subsequent Event”).

The Trust has principal of $377,168 due and payable in fiscal year 2004 under notes and advances payable to Wirth and his affiliates. For the twelve months ending July 31, 2004, the Trust has principal of $1,355,269 due and payable under notes and advances payable to Wirth and his affiliates. The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they come due.  During the six months ended July 31, 2003, the Trust repaid principal of $183,000 to Wirth and his affiliates.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”) from the rent paid under the Percentage Leases, an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for six of the Trust’s properties.  As of July 31, 2003, $57,957 was held in restricted capital expenditure funds and is included on the balance sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2003, the Hotels spent approximately $1.1 million for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  InnSuites Hotels also spent approximately $1.0 million during the six months ended July 31, 2003 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2003, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Trust does not have any off-balance sheet financing arrangements or liabilities.  The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements.  See Notes to Unaudited Consolidated Financial Statements, Note 2 – “Summary of Significant Accounting Policies.”

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the six months ended July 31, 2003, the Trust acquired 4,300 Shares of Beneficial Interest in open market transactions at an average price of $1.37 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 325,600 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s continued qualification as a REIT; (vii) the Trust’s ability to meet the American Stock Exchange’s continued listing requirements; and (viii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  Other than the payment in full of the Trust’s $1,500,000 line of credit and $1,825,000 term loan in connection with the sale of its Flagstaff, Arizona and Scottsdale, Arizona properties, respectively, there have been no significant changes in the Trust’s debt structure during the six months ended July 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES.

Based upon their evaluation, as of July 31, 2003, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Trust held its 2003 Annual Meeting of Shareholders on June 20, 2003.  The nominee listed below was elected as a Trustee of the Trust to hold office for a term expiring at the 2006 Annual Meeting of Shareholders and until his successor has been duly elected and qualified.  Tabulated below is the number of Shares of Beneficial Interest cast for, against or withheld, as well as the number of broker non-votes or abstentions, with respect to the election of the nominee:

Nominee	Voted For	Against/Withheld Authority	Broker Non-Votes/ Abstentions

Marc E. Berg	1,523,652	0	16,638

ITEM 5.               OTHER INFORMATION.

On June 13, 2003, the Trust received a notice from the American Stock Exchange (“Amex”) indicating that the Trust failed to meet certain of Amex’s continued listing standards as set forth under Section 1003(a) of the Amex Company Guide.  The Trust became non-compliant with Amex’s listing standards due to losses incurred in the most recent fiscal years.  These losses were exacerbated by the terrorist attacks on September 11, 2001, the war in Iraq during the spring of 2003, as well as the general slowdown in the economy and travel.

In response to this notice, the Trust was given the opportunity to submit a plan to Amex to regain compliance with the continued listing standards.  On August 26, 2003, Amex notified the Trust that it accepted the Trust’s plan and granted the Trust an extension of time to regain compliance with the continued listing standards.  The Trust will be subject to periodic review by Amex staff during this extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Trust being delisted from Amex.

As part of the Trust’s plan, the Trust has taken certain steps to reduce expenses and increase sales, which has positioned the Trust to improve its operating results.  In addition, the Trust recently sold two non-strategic assets, its Scottsdale and Flagstaff, Arizona properties, allowing it to reduce operating losses and satisfy in full its term loan and line of credit.  The Trust plans to sell additional non-strategic assets during fiscal 2004.  The Trust currently has its San Diego and Buena Park, California properties in escrow to be sold.  Through the sale of non-strategic assets, equity-raising activities and performing certain services in-house, the Trust expects to improve its financial position and results of operations.  The Trust expects to regain compliance with Amex’s listing requirements within the next twelve to eighteen months.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                            EXHIBITS.

EXHIBIT NUMBER	EXHIBIT
10.1	Promissory Note dated June 9, 2003 by RRF Limited Partnership in favor of Rare Earth Financial L.L.C.

10.2	Promissory Note dated July 8, 2003 by RRF Limited Partnership in favor of Rare Earth Development Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)                                           REPORTS ON FORM 8-K.

A Current Report on Form 8-K was filed by the Trust on May 9, 2003 to report under Item 9, Regulation FD Disclosure (information provided under Item 12—Results of Operation and Financial Condition), a press release containing the fiscal 2003 year-end results of operations that was released by the Trust on May 5, 2003.

A Current Report on Form 8-K was filed by the Trust on July 2, 2003 to report under Item 5, Other Events and Required FD Disclosure, the Trust’s intention to sell its Flagstaff, Arizona property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	September 12, 2003	By: /s/ James F. Wirth
James F. Wirth, President & Chief Executive Officer (Principal Executive Officer)

Dated:	September 12, 2003	By: /s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)