Form 10-Q
period 2003-10-31
INNSUITES HOSPITALITY TRUST
filed 2003-12-12
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 8, 2003: 2,060,901.

PART I

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2003	JANUARY 31, 2003
	(UNAUDITED)	(AUDITED)
ASSETS

Hotel Properties, net	$34,343,026	56,388,265
Hotel Properties Held for Sale, net	11,735,204	3,100,000
Cash and Cash Equivalents	730,337	88,519
Restricted Cash	60,600	45,787
Accounts Receivable, net of Allowance for Doubtful Accounts of $166,482 and $136,000, respectively	759,922	596,665
Prepaid Expenses and Other Assets	1,057,290	1,275,343
TOTAL ASSETS	$48,686,379	61,494,579

LIABILITIES AND SHAREHOLDERS’ DEFECIT
LIABILITIES
Mortgage Notes Payable	$32,103,103	36,112,605
Notes Payable to Banks	—	2,647,250
Notes and Advances Payable to Related Parties	6,074,828	9,901,153
Other Notes Payable	136,846	162,553
Accounts Payable and Accrued Expenses (includes $865,809 and $626,758 payable to related parties as of October 31, and January 31, 2003, respectively)	3,902,705	3,903,274
TOTAL LIABILITIES	42,217,482	52,726,835

MINORITY INTEREST IN PARTNERSHIP	9,237,328	10,017,926

SHAREHOLDERS’ DEFICIT
Shares of Beneficial Interest, without par value; unlimited authorization; 2,066,501 and 1,997,601 shares issued and outstanding at October 31, and January 31, 2003, respectively	(959,285)	626,122
Treasury Stock, 826,836 and 855,736 shares held at October 31, and January 31, 2003, respectively	(1,809,146)	(1,876,304)
TOTAL SHAREHOLDERS’ DEFICIT	(2,768,431)	(1,250,182)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$48,686,379	61,494,579

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2003	2002

REVENUE
Room	$12,055,767	13,043,820
Food and Beverage	958,998	1,090,381
Telecommunications	80,403	109,698
Other	283,643	426,570
TOTAL REVENUE	13,378,811	14,670,469
OPERATING EXPENSES
Room	3,054,007	3,230,980
Food and Beverage	892,166	1,063,169
Telecommunications	167,718	164,396
General and Administrative (includes $388,402 and $495,925 of management and franchise fees to affiliates for fiscal 2004 and 2003, respectively)	2,771,580	3,196,885
Sales and Marketing	1,181,625	1,289,320
Repairs and Maintenance	908,964	939,130
Hospitality	511,101	563,174
Utilities	913,413	1,080,144
Hotel Property Depreciation	1,692,671	1,517,731
Real Estate and Personal Property Taxes, Insurance and Ground Rent	925,667	1,050,421
Other	175,040	215,663
TOTAL OPERATING EXPENSES (includes $3,815,000 and $4,381,436 of leased labor to affiliates for fiscal 2004 and 2003, respectively)	13,193,952	14,311,013
OPERATING INCOME	184,859	359,456
Interest Income	225	299
TOTAL INTEREST INCOME	225	299
Interest on Mortgage Notes Payable	1,553,082	1,601,618
Interest on Notes Payable to Banks	51,637	120,124
Interest on Notes Payable and Advances to Related Parties	432,752	473,828
Interest on Other Notes Payable	8,002	5,237
TOTAL INTEREST EXPENSE	2,045,473	2,200,807

LOSS BEFORE MINORITY INTEREST	(1,860,389)	(1,841,052)
LESS MINORITY INTEREST	(599,595)	(549,713)
LOSS FROM CONTINUING OPERATIONS	(1,260,794)	(1,291,339)
Discontinued Operations, Net of Minority Interest	(535,897)	207,399
Gain on Disposition of Hotels, Net of Minority Interest	177,968	—
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(1,618,723)	(1,083,940)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.62)	(0.62)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.80)	(0.52)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,027,564	2,095,527

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2003	2002

REVENUE
Room	$3,554,356	3,748,182
Food and Beverage	325,459	336,575
Telecommunications	28,310	29,994
Other	54,303	103,027
TOTAL REVENUE	3,962,428	4,217,778
OPERATING EXPENSES
Room	913,095	1,031,401
Food and Beverage	286,184	365,507
Telecommunications	58,693	48,264
General and Administrative (includes $112,044 and $145,679 of management and franchise fees to affiliates for fiscal 2004 and 2003, respectively)	856,788	942,651
Sales and Marketing	376,552	418,140
Repairs and Maintenance	265,611	317,657
Hospitality	155,782	175,391
Utilities	330,569	376,058
Hotel Property Depreciation	581,771	520,080
Real Estate and Personal Property Taxes, Insurance and Ground Rent	253,340	365,441
Other	53,134	71,717
TOTAL OPERATING EXPENSES (includes $1,189,531 and $1,433,087 of leased labor to affiliates for fiscal 2004 and 2003, respectively)	4,131,519	4,632,307
OPERATING LOSS	(169,091)	(414,529)
Interest Income	53	63
TOTAL INTEREST INCOME	53	63
Interest on Mortgage Notes Payable	515,971	539,493
Interest on Notes Payable to Banks	2,456	29,117
Interest on Notes Payable and Advances to Related Parties	136,566	175,223
Interest on Other Notes Payable	2,661	2,804
TOTAL INTEREST EXPENSE	657,654	746,637

LOSS BEFORE MINORITY INTEREST	(826,692)	(1,161,103)
LESS MINORITY INTEREST	(177,516)	(278,109)
LOSS FROM CONTINUING OPERATIONS	(649,176)	(882,994)
Discontinued Operations, Net of Minority Interest	(288,272)	(94,587)
Gain on Disposition of Hotels, Net of Minority Interest	178,906	—
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(758,542)	(977,581)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.31)	(0.44)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.37)	(0.49)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,066,740	1,995,478

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest	$(1,618,723)	(1,083,940)
Adjustments to Reconcile Net Loss Attributable to Shares Of Beneficial Interest to Net Cash Provided by Operating Activities:
Minority Interest	(680,250)	(838,895)
Depreciation and Amortization	2,419,637	2,334,637
(Gain) Loss on Disposal	(288,848)	51,531
Impairment of Hotel Property	328,976	—
Changes in Assets and Liabilities:
Accounts Receivable, net	(163,257)	252,869
Prepaid Expenses and Other Assets	184,452	63,542
Accounts Payable and Accrued Expenses	43,111	391,806
NET CASH PROVIDED BY OPERATING ACTIVITIES	225,098	1,171,550

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(14,813)	66,703
Cash Received from Disposition of Hotel Properties	4,467,929	—
Improvements and Additions to Hotel Properties	(1,366,632)	(1,482,610)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,086,484	(1,415,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(926,928)	(932,929)
Refinancing of Mortgage Notes Payable	—	2,136,844
Payments on Notes Payable to Banks	(87,250)	(616,250)
Borrowings on Notes Payable to Banks	440,000	—
Repurchase of Partnership Units	(137)	(2,788)
Repurchase of Treasury Stock	(6,417)	(66,266)
Payments on Notes and Advances Payable to Related Parties	(2,991,575)	(284,128)
Borrowings on Notes and Advances Payable to Related Parties	965,250	268,465
Payments on Other Notes Payable	(62,707)	(46,505)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,669,764)	456,443
NET INCREASE IN CASH AND CASH EQUIVALENTS	641,818	212,086
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,519	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$730,337	212,086

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) has elected to be taxed as a real estate investment trust (“REIT”) that at October 31, 2003 owned, through a partnership interest in RRF Limited Partnership (the “Partnership”), eight hotels (the “Hotels”) with an aggregate of 1,243 suites in Arizona, southern California and New Mexico.  The Trust is the sole general partner in the Partnership.  The hotels are operated by InnSuites Hotels, Inc. (“InnSuites Hotels”).

The Trust’s general partnership interest in the Partnership was 51.31% and 50.68% on October 31, 2003 and 2002, respectively, and the weighted average for the nine months ended October 31, 2003 and 2002 was 51.04% and 49.48%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT. As of October 31, 2003, a total of 1,431,475 Class A limited partnership units were issued and outstanding.  Additionally, a total of 5,000,974 Class B limited partnership units were held by James F. Wirth (“Wirth”) and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 6,432,449 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  This interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.  This interpretation is effective immediately for variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period ending after December 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003.  While management has not yet completed its evaluation of the requirements of FIN 46, management believes it is reasonably possible the Trust will consolidate, or be required to provide certain additional disclosures about Suite Hospitality Management, Inc. (“Suite Hospitality Management”) an entity in which Wirth formerly held a 9.8% ownership interest, and InnSuites Licensing Corp. (“InnSuites Licensing”), an entity wholly-owned by Wirth, when FIN 46 becomes effective.  The unaudited financial statements of these entities for the nine months ended October 31, 2003 included the following:

Gross revenue	$7,074,433
Net income	642,293
Assets, primarily receivables	1,800,643
Liabilities, primarily debt	817,554
Equity	983,089

The Trust recognized expense of $343,812 and $520,574 to Suite Hospitality Management for management fees for the nine months ended October 31, 2003 and 2002, respectively, and $5,630,977 and $6,521,217 to Suite Hospitality Management for contract labor for the nine months ended October 31, 2003 and 2002, respectively.  The Trust also recognized expense of $236,864 and $174,139 to InnSuites Licensing for franchise licensing fees for the nine months ended October 31, 2003 and 2002, respectively.

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

For the nine months ended October 31, 2003 and 2002, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 6,468,021 and 6,673,808 for the first nine months of fiscal year 2004 and 2003, respectively.

For the nine months ended October 31, 2003 and 2002, 248,100 and 256,800 stock options, respectively, are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect.

3.  NOTES PAYABLE TO BANKS

On July 11, 2001, the Trust obtained a bank term loan in the amount of $1,825,000 secured by its Scottsdale, Arizona property and a $1,500,000 bank line of credit secured by its Flagstaff, Arizona property.  On March 21, 2003, in connection with the sale of the Scottsdale property to Scottsdale Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Wirth, the $1,500,000 balance of the bank term loan was fully satisfied.  The bank line of credit matured on September 1, 2003 and, among other things, restricted the Partnership from making distributions to the Trust during fiscal year 2004 in excess of the amount required for the Trust to pay dividends of $0.01 per outstanding Share of Beneficial Interest.  On August 21, 2003, in connection with the sale of its Flagstaff property, the Trust fully satisfied the bank line of credit.  (See Note 7, “Sale of Hotel Properties”).

4.  RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

As of October 31, 2003 and 2002, Wirth and his affiliates held 5,000,974 Class B limited partnership units. As of October 31, 2003 and 2002, Wirth and his affiliates held 455,000 and 450,000 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $141,253 and $28,373 for the nine months ended October 31, 2003 and 2002, respectively. The Trust had accrued but unpaid interest on related party notes to Wirth and affiliates of $696,094 and $426,831 as of October 31, 2003 and January 31, 2003, respectively.

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

Notes and advances payable to related parties consist of funds provided by Wirth and his affiliates and Steve Robson, Trustee of the Trust (“Robson”), to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $6.1 million and $9.9 million as of October 31, 2003 and January 31, 2003, respectively. The notes and advances payable to related parties consist of:

Notes Payable

On July 27, 2000, the Trust purchased 311,326 of the Partnership’s Class A limited partnership units from Robson for $750,000. The Trust made an initial payment of $5,000 and issued a secured promissory note in the amount of $745,000. The note is secured by the purchased units. The note bears interest at 7% per year, effective July 27, 2000. On October 21, 2003, the Trust and Robson agreed that the Trust would make an immediate principal payment in the amount of $250,000 and that the remaining unpaid principal and accrued interest on the note would be amortized and repaid over eleven months starting February 15, 2004, with a final payment being due on December 15, 2004.  The principal balance of this note as of October 31, 2003 was $261,080.

Advances and Notes Payable to Wirth and Affiliates

On July 25, 2002, the Trust purchased 225,390 of the Partnership’s Class B limited partnership units from Hulsey Hotels Corporation, an affiliate of Wirth, for $439,511, issuing a secured promissory note for $438,000 and paying $1,511 cash.  The note is secured by the purchased units.  The note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance of this note as of October 31, 2003 was $381,484.

On July 26, 2002, the Trust repurchased 118,513 Shares of Beneficial Interest of the Trust from Wirth for $231,100, issuing a secured promissory note for $230,000 and paying $1,100 cash.  The note is secured by the repurchased shares.  The note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance of this note as of October 31, 2003 was $200,323.

On July 26, 2002, InnSuites Hotels purchased 65,000 Shares of Beneficial Interest of the Trust from Wirth for $126,750, issuing an unsecured promissory note for $125,000 and paying $1,750 cash.  The note bears interest at 7% per year and is amortized over 48 months, with monthly principal and interest payments beginning on April 1, 2003.  The principal balance of this note as of October 31, 2003 was $108,871.

On September 10, 2002, Wirth assigned to Rare Earth Financial, L.L.C., an affiliate of Wirth (“Rare Earth Financial”), a $2.0 million promissory note issued by the Trust. The note was secured by a second mortgage on the Flagstaff property, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe property.  The note bears interest at 7% per year, effective March 15, 1999. A principal payment of $500,000 is due on March 15, 2004 and the remaining principal balance of $1.5 million plus accrued interest is due on March 15, 2005. The principal balance as of October 31, 2003 was $2.0 million.  On August 21, 2003, the Trust sold its Flagstaff property and, accordingly, the Trust’s obligations under this note are no longer secured by the Flagstaff property (See Note 7 – “Sale of Hotel Properties”).

On September 10, 2002, Wirth assigned to Rare Earth Financial a $1,947,000 promissory note issued by the Trust.  The note consolidated ten outstanding unsecured loans to the Trust totaling $1,947,000.  The note was secured by a second mortgage on the Flagstaff property, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe property.  The note bears interest at 7% per year.  The unpaid principal balance and accrued interest is amortized over 36 months and matures on July 15, 2006.  The principal balance of this note as of October 31, 2003 was $1,941,848.  On August 21, 2003, the Trust sold its Flagstaff property and, accordingly, the Trust’s obligations under this promissory note are no longer secured by the Flagstaff property (See Note 7 – “Sale of Hotel Properties”).

On September 10, 2002, Rare Earth Development Company, an affiliate of Wirth, assigned to Rare Earth Financial a $3,802,500 promissory note issued by the Partnership.  The note consolidated fifteen outstanding loans totaling $3,802,500. The note was secured by a second mortgage on the Flagstaff property, as well as the Partnership’s equity holdings in Baseline Hospitality Properties Limited Partnership, the entity that owns the Tempe property.  The note bears interest at 7% per year with monthly payments based on a thirty year amortization such that the remaining unpaid principal and interest is due on July 15, 2007.  On March 21, 2003, Eldorado assumed $1.1 million of this note in connection with the sale of the Scottsdale property.  On August 21, 2003, in connection with the sale of its Flagstaff property, the Trust paid off $1,275,000 of this note.  Additionally, the Trust satisfied $200,000 of this note by assigning to Rare Earth Financial a $200,000 promissory note issued by the buyer of the Trust’s Buena Park, Arizona property.  The principal balance of this note as of October 31, 2003 was $1,181,222. Furthermore, as a result of the August 21, 2003 sale of its Flagstaff property, the Partnership’s remaining obligations under this note are no longer secured by the Flagstaff property (See Note 7 – “Sale of Hotel Properties”).

During the third quarter of fiscal year 2004, the Trust issued four promissory notes in the amount of $75,000, $200,000, 110,000 and $60,000 to Rare Earth Development Company, an affiliate of Wirth, all of which were fully repaid in the third quarter of fiscal year 2004 utilizing a portion of the cash proceeds from the sale of the Trust’s Buena Park property.

5.  STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $2,328,277 and $2,316,071 in cash for interest for the nine months ended October 31, 2003 and 2002, respectively.

The Trust issued promissory notes in the amount of $355,000 to acquire 183,513 Shares of Beneficial Interest from Wirth and affiliates during the second quarter of fiscal year 2003.

The Trust issued a promissory note in the amount of $79,000 to acquire 31,711 of the Partnership’s Class A limited partnership units from an unrelated third party during the second quarter of fiscal year 2003.

The Trust issued a promissory note in the amount of $78,000 to acquire 40,500 Shares of Beneficial Interest from an unrelated third party during the second quarter of fiscal year 2003.

The Trust issued a promissory note in the amount of $438,000 to acquire 225,390 of the Partnership’s Class B limited partnership units from Hulsey Hotels Corporation, an affiliate of Wirth during the second quarter of fiscal year 2003.

The Trust issued 36,000 Shares of Beneficial Interest to the Trustees during the second quarter of fiscal year 2003 to satisfy fees owed for their services which totaled $80,858.

The Trust sold its Scottsdale property to Eldorado, an affiliate of Wirth, on March 21, 2003 for $3.1 million.  The purchase price was satisfied by Eldorado assuming $1.6 million of notes payable by the Trust to affiliates of Wirth and paying $1.5 million in cash, which was used to fully satisfy the Trust’s bank term loan.

The Trust issued 33,600 Shares of Beneficial Interest during the second quarter of fiscal year 2004 to satisfy accrued Trustee fees and officer bonuses which totaled $43,680.

The Trust issued 40,000 Shares of Beneficial Interest to acquire 40,000 of the Partnership’s Class A limited partnership units from an unrelated third party during the second quarter of fiscal year 2004.

The Trust issued a promissory note in the amount of $37,000 to acquire 27,509 of the Partnership’s Class A limited partnership units from an unrelated third party during the second quarter of fiscal year 2004.

The Trust fully satisfied its $1,500,000 bank line of credit in connection with the sale of the Flagstaff property in the third quarter of fiscal year 2004.

The Trust fully satisfied its bank mortgage note in the amount of $3,082,574 on the Buena Park property in connection with the sale of that property in the third quarter of fiscal year 2004.

The Trust satisfied $200,000 of a certain promissory note held by Rare Earth Financial by assigning to Rare Earth Financial a $200,000 promissory note issued by the buyer of the Trust’s Buena Park property in the third quarter of fiscal year 2004.

6.  ASSETS HELD FOR SALE

A purchase agreement was entered into on February 25, 2003 between the Partnership and Lennar Homes of California, Inc., an unaffiliated third party (“Lennar Homes”), for the purchase by Lennar Homes of the San Diego, California property for $9,600,000. Lennar Homes deposited $185,000 into an escrow account on February 25, 2003, which amount was fully-refundable at the time.  Pursuant to the terms of the purchase agreement, two non-refundable payments totaling $20,000 in the aggregate were released to the Partnership from the escrow account during the quarter ended April 30, 2003.  On June 6, 2003, the remaining $165,000 in the escrow account was released to the Partnership, which amount is also non-refundable, except in the event of a condemnation of the property. On June 6, 2003, when the total escrow funds of $185,000 became non-refundable, except in the case of condemnation, the Trust reclassified the property for accounting purposes from “held and used” to “held for sale.”  The Trust does not expect to incur a loss on this sale.

The Trust has reclassified its Tempe, Arizona property for accounting purposes from “held and used” to “held for sale” at the end of the third quarter of fiscal year 2004.  The Trust is planning to sell the property and is currently seeking potential buyers, including an affiliate of Wirth.

7.  SALE OF HOTEL PROPERTIES

On August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff Grand Canyon Resort, LLC (“Flagstaff Resort”), an affiliate of Wirth, for a cash payment equal to its appraised value of $2,775,000.  The Trust used the proceeds to fully satisfy its $1.5 million bank line of credit and to reduce its notes payable to Rare Earth Financial by $1,275,000.  As of August 21, 2003, the Trust’s bank line of credit and bank term loan were fully satisfied.

In connection with the sale of the Flagstaff property, the Trust recorded a gain of $377,330.  Also in connection with the sale, affiliates of Wirth that hold certain promissory notes issued by the Trust and the Partnership released their security interests in the Flagstaff property.

On October 16, 2003, the Trust sold its Buena Park, California property to CVTI, LLC, an unrelated third party (“CVTI”), for $6.5 million.  The purchase price was satisfied with $6.3 million in cash and a $200,000 promissory note issued by CVTI to the Trust.  The Trust subsequently assigned the $200,000 promissory note to Rare Earth Financial to satisfy $200,000 of a certain note payable held by Rare Earth Financial.  The Trust used the cash proceeds to fully satisfy the bank mortgage note on the property in the amount of $3,082,574, to reduce certain notes payable to Wirth and his affiliates and Robson in the aggregate amount of $1.5 million and to reduce trade accounts payable.  In connection with this sale, the Trust recorded a loss of $29,000.  During the second quarter of fiscal year 2004, the Trust recorded a loss on impairment of $328,976 related to the Buena Park property.  The loss was recorded to reduce the asset’s carrying value to the sales price.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust has elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Treasury Regulations thereunder.  The Trust owns the sole general partner’s interest in the Partnership. The Hotels are leased to InnSuites Hotels pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”).  InnSuites Hotels’ rental payments to the Partnership are eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust for the nine months ended October 31, 2003 and 2002.

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

Sale of Buena Park, California Hotel

On October 16, 2003, the Trust sold its Buena Park, California property to CVTI, LLC, an unrelated third party (“CVTI”), for $6.5 million.  The purchase price was satisfied with $6.3 million in cash and a $200,000 promissory note issued by CVTI to the Trust.  The Trust subsequently assigned the $200,000 promissory note to Rare Earth Financial, L.L.C., an affiliate of Wirth (“Rare Earth Financial”), to satisfy $200,000 of a certain note payable held by Rare Earth Financial.  The Trust used the cash proceeds to fully satisfy the bank mortgage note on the property in the amount of $3,082,574, to reduce certain notes payable to Wirth and his affiliates and Robson in the aggregate amount of $1.5 million and to reduce trade accounts payable.  In connection with this sale, the Trust recorded a loss of $29,000.  During the second quarter of fiscal year 2004, the Trust recorded a loss on impairment of $328,976 related to the Buena Park property.  The loss was recorded to reduce the asset’s carrying value to the sales price.

Sale of Flagstaff, Arizona Property

On August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff Grand Canyon Resort, LLC (“Flagstaff Resort”), an affiliate of Wirth, for its appraised value of $2,775,000. Flagstaff Resort paid for the hotel with cash.  The Trust used the proceeds to fully satisfy its $1.5 million bank line of credit and to reduce its notes payable to Rare Earth Financial by $1,275,000.  In connection with this sale, the Trust recorded a gain of $377,330.

Sale of Scottsdale, Arizona Hotel

On March 21, 2003, the Trust sold its Scottsdale, Arizona property to Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Wirth, for its appraised value of $3.1 million.  Eldorado satisfied the purchase price for the hotel by assuming $1.1 million of the Trust’s notes payable to Rare Earth Financial, assuming $500,000 of the Partnership’s notes payable to Capital Resource Lenders-I, L.L.C., an affiliate of Wirth, and $1.5 million of cash. The Trust used the cash proceeds of this sale to fully satisfy the $1.5 million balance of the Trust’s bank term loan.

Pending Sale of San Diego, California Hotel

A purchase agreement was entered into on February 25, 2003 between the Partnership and Lennar Homes of California, Inc., an unaffiliated third party (“Lennar Homes”), for the purchase by Lennar Homes of the San Diego, California property for $9,600,000.  As of October 31, 2003, the book value of the San Diego property was approximately $4,914,000.  The property was previously appraised at a value of $7,275,000 in January 2001 by an independent appraiser in connection with a mortgage loan on the property.  The outstanding principal balance of that mortgage loan is approximately $4,829,000 and will be fully satisfied with the sale proceeds.  Lennar Homes deposited $185,000 into an escrow account on February 25, 2003, which amount was fully-refundable at the time.  Pursuant to terms of the purchase agreement, two non-refundable payments totaling $20,000 in the aggregate were released to the Partnership from the escrow account during the quarter ended April 30, 2003.  On June 6, 2003, the remaining $165,000 in the escrow account was released to the Partnership.  The $165,000 released to the Partnership from the escrow account is also non-refundable, except in the event of a condemnation of the property.  The Trust’s management expects the sale of the San Diego property to close before February 2004, but, in any event, the terms of the purchase agreement provide that such closing may not occur later than March 31, 2004 without the Partnership’s express written consent, subject to certain limited exceptions.

ACCOUNTING MATTERS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150.  SFAS No. 150 requires that certain freestanding financial instruments that had previously been accounted for in equity be reported as liabilities.  The Trust adopted SFAS No. 150 during the third quarter of fiscal year 2004.  The Trust’s adoption of SFAS No. 150 did not have an impact on its financial statements.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Under the terms of the Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  However, the Partnership’s reimbursement of the Trust is eliminated when the financial results of the Partnership and the Trust are consolidated.  The Percentage Leases provide for the payment of base rent and percentage rent. For the nine months ended October 31, 2003, base rent and percentage rent in the aggregate amount of $5.2 million was earned by the Trust from InnSuites Hotels. However, rent revenue from InnSuites Hotels to the Partnership is eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust.  The principal determinant of percentage rent is InnSuites Hotels’ room revenue at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Percentage Leases. Occupancy and REVPAR were consistent with the prior year period.  ADR decreased $1.67, or 2.5%, from the prior year period due to continuing weak economic conditions in the first two quarters of fiscal year 2004.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2003	2002
OCCUPANCY	62.7%	62.1%
AVERAGE DAILY RATE (ADR)	$66.02	67.69
REVENUE PER AVAILABLE ROOM (REVPAR)	$41.42	42.00

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE NINE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2002.

Total Trust revenue decreased $1.3 million, or 8.8%, to $13.4 million from $14.7 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to a reduction in the number of suites sold and the sale of the Scottsdale, Arizona property in the first quarter of fiscal year 2004.

Total expenses decreased $1.3 million, or 7.7%, to $15.2 million from $16.5 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  Total operating expenses decreased $1.1 million, or 7.8%, to $13.2 million from $14.3 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decreased expenses were primarily due to a reduction in occupied rooms and the sale of the Scottsdale, Arizona property in the first quarter of fiscal year 2004.

Rooms, Food and Beverage, Utilities and Other expenses all decreased due to the sale of the Scottsdale property in the first quarter of fiscal year 2004 and a reduction in the number of suites sold in the nine months ended October 31, 2003 as compared to the nine months ended October 31, 2002.

General and administrative expenses decreased $425,000, or 13.3%, to $2.8 million from $3.2 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to decreased Board of Trustee fees and franchise and management fees incurred during the second quarter fiscal year 2004, the expenses associated with the employee convention incurred in the second quarter of fiscal year 2003, and the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Sales and marketing expenses decreased $108,000, or 8.4%, to $1.2 million from $1.3 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to the use of more cost-effective centralized marketing initiatives, rather than individual hotel marketing initiatives, in fiscal year 2004.

Hospitality expenses decreased $52,000, or 9.2%, to $511,000 from $563,000 when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decrease was due primarily to a reduction in the number of suites sold in the nine months ended October 31, 2003 as compared to the nine months ended October 31, 2002.

Utilities expense decreased $167,000, or 15.4%, to $913,000 from $1.1 million when comparing the nine months ended October 31, 2003 and 2002, respectively. The decrease was due primarily to a reduction in the number of suites sold in the nine months ended October 31, 2003 as compared to the nine months ended October 31, 2002 and the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Real estate and personal property taxes, insurance and ground rent decreased $125,000, or 11.9%, to $926,000 from $1.1 million when comparing the nine months ended October 31, 2003 and 2002, respectively. The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004, and reduced insurance premiums in the third quarter of fiscal year 2004.

Hotel property depreciation increased $175,000, or 11.5%, to $1.7 million from $1.5 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The increase was primarily due to an increased asset base due to refurbishment projects at the hotels.

Total interest expense decreased $155,000, or 7.1%, to $2.0 million from $2.2 million when comparing the nine months ended October 31, 2003 and 2002, respectively. Interest on mortgage notes payable was $1.6 million for the nine months ended October 31, 2003, which was consistent with the prior year period. Interest on notes payable to banks decreased $68,000, or 57.0%, to $52,000 from $120,000 when comparing the nine months ended October 31, 2003 and 2002, respectively. This decrease was due to the Trust’s full satisfaction of its bank term loan in connection with the sale of the Scottsdale property in the first quarter of fiscal year 2004 and its full satisfaction of its bank line of credit in connection with the sale of the Flagstaff property early in the third quarter of fiscal year 2004.  Interest on notes payable and advances payable to related parties decreased $41,000, or 8.7%, to $433,000 from $474,000 when comparing the nine months ended October 31, 2003 and 2002, respectively.  This decrease was due to the reduced amount of debt owed to Wirth and his affiliates and Robson resulting from debt payments utilizing proceeds from the sales of the Scottsdale and Flagstaff properties.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2002.

Total Trust revenue decreased $255,000, or 6.1%, to $4.0 million from $4.2 million when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to a reduction in the number of suites sold and the sale of the Scottsdale, Arizona property in the first quarter of fiscal year 2004.

Total expenses decreased $590,000, or 11.0%, to $4.8 million from $5.4 million when comparing the three months ended October 31, 2003 and 2002.  Total operating expenses decreased $501,000, or 10.8%, to $4.1 million from $4.6 million when comparing the three months ended October 31, 2003 and 2002, respectively.  The decreases were primarily due to reduced revenue and the sale of the Scottsdale, Arizona property in the first quarter of fiscal year 2004.

Rooms, Food and Beverage, Repairs and Maintenance, Utilities and Other expenses all decreased due to the sale of the Scottsdale property in the first quarter of fiscal year 2004 and the reduction in the number of suites sold in the three months ended October 31, 2003 as compared to the three months ended October 31, 2002.

General and administrative expenses decreased $86,000, or 9.1%, to $857,000 from $943,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Hospitality expenses decreased $20,000, or 11.2%, to $156,000 from $175,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Utilities expense decreased $45,000, or 12.1%, to $331,000 from $376,000 when comparing the three months ended October 31, 2003 and 2002, respectively. The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Real estate and personal property taxes, insurance and ground rent decreased $112,000, or 30.7%, to $253,000 from $365,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004 and reduced insurance premiums in the third quarter of fiscal year 2004.

Hotel property depreciation increased $62,000, or 11.9%, to $582,000 from $520,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to to an increased asset base due to refurbishment projects at the hotels.

Total interest expense decreased $89,000, or 11.9%, to $658,000 from $747,000 when comparing the three months ended October 31, 2003 and 2002, respectively. Interest on mortgage notes payable decreased $24,000, or 4.4%, to $516,000 from $539,000 when comparing the three months ended October 31, 2003 and 2002, respectively. Interest on notes payable to banks decreased $27,000, or 91.6%, to $2,000 from $29,000 when comparing the three months ended October 31, 2003 and 2002, respectively. This decrease was due to the Trust fully satisfying its bank term loan in connection with the sale of the Scottsdale property and fully satisfying its bank line of credit in connection with the sale of the Flagstaff property.  Interest on notes payable and advances payable to related parties decreased $39,000, or 22.1%, to $137,000 from $175,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Scottsdale and Flagstaff, Arizona properties.

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

	FUNDS FROM OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31,
	(UNAUDITED)
	(amounts in thousands)
	2003	2002

Net Loss Attributable to Shares of Beneficial Interest	$(1,619)	(1,084)
Hotel Property Depreciation	2,386	2,292
(Gain) Loss on Disposal	(289)	52
Impairment of Hotel Property	329	—
Minority Interest Share of Depreciation and Loss on Disposal	(1,187)	(1,184)
Funds from Operations (FFO)	$(380)	76

Recurring FFO decreased to approximately $(380,000) compared to approximately $76,000 for the first nine months of fiscal year 2004 and 2003, respectively. The decrease of approximately $456,000 was primarily due to the decrease in revenue caused by a reduced number of occupied rooms, reduced ADR and a weak economic environment.

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

On July 11, 2001, the Trust obtained a bank term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 bank line of credit secured by its Flagstaff property.  On March 21, 2003, in connection with the sale of the Scottsdale property, the $1,500,000 balance of the bank term loan was fully satisfied.  On August 21, 2003, in connection with the sale of its Flagstaff property, the Trust fully satisfied the $1,500,000 bank line of credit.  (See Notes to Unaudited Consolidated Financial Statements, Note 7 – “Sale of Hotel Properties”).

The Trust has principal of $297,394 due and payable in fiscal year 2004 under mortgage notes payable.  For the twelve months between November 1, 2003 and October 31, 2004, the Trust has principal of $1,234,994 due and payable under mortgage notes payable.  The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.

The Trust has principal of $54,978 due and payable in fiscal year 2004 under notes and advances payable to Wirth and his affiliates. For the twelve months between November 1, 2003 and October 31, 2004, the Trust has principal of $725,787 due and payable under notes and advances payable to Wirth and his affiliates. The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.  During the nine months ended October 31, 2003, the Trust repaid principal of $2,899,207 to Wirth and his affiliates.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”) from the rent paid under the Percentage Leases, an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for six of the Trust’s properties.  As of October 31, 2003, $60,600 was held in restricted capital expenditure funds and is included on the balance sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2003, the Hotels spent approximately $1.4 million for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  InnSuites Hotels also spent approximately $1.4 million during the nine months ended October 31, 2003 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2003, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and an employment contract with Wirth, the Trust does not have any off-balance sheet financing arrangements or liabilities.  The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements.  See Notes to Unaudited Consolidated Financial Statements, Note 2 – “Summary of Significant Accounting Policies.”

CONTINUED LISTING WITH THE AMERICAN STOCK EXCHANGE

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

As part of the Trust’s plan, the Trust has taken certain steps to reduce expenses and increase sales, which has positioned the Trust to improve its operating results.  In addition, the Trust recently sold three non-strategic assets, its Scottsdale and Flagstaff, Arizona and Buena Park, California properties, allowing it to reduce operating losses and fully satisfy its bank term loan and bank line of credit.  The Trust plans to sell additional non-strategic assets during fiscal 2004.  The Trust currently has its San Diego, California property in escrow to be sold.  Through the sale of non-strategic assets, equity-raising activities and performing certain services in-house, the Trust expects to improve its financial position and results of operations.  The Trust expects to regain compliance with Amex’s listing requirements within the next twelve to eighteen months.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the nine months ended October 31, 2003, the Trust acquired 4,700 Shares of Beneficial Interest in open market transactions at an average price of $1.37 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 325,200 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

SEASONALITY

The Hotels’ operations historically have been seasonal. The five southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest period of occupancy at those five southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenue. The three hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business. To the extent that cash flows from operations is insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or meet operating needs. No assurance can be given that the Trust will make distributions in the future.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable.  Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust’s real estate investment portfolio and operations.  The market price of the Trust’s Shares of Beneficial Interest may be affected by the distribution rate on those Shares, as a percentage of the price of the Shares relative to market interest rates.  We believe that the market value of a REIT’s equity securities, including the equity securities of the Trust, is based primarily on the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, and is secondarily based on the real estate market value of the underlying assets.  For that reason, the Trust’s Shares of Beneficial Interest may trade at prices that are higher or lower than the net asset value per share.

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  Other than the full satisfaction of the Trust’s $1,500,000 bank line of credit and the $1,500,000 balance of the bank term loan in connection with the sale of its Flagstaff and Scottsdale properties, respectively, there have been no significant changes in the Trust’s debt structure during the nine months ended October 31, 2003.

ITEM 4.       CONTROLS AND PROCEDURES.

Based upon their evaluation, as of October 31, 2003, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b)                                  REPORTS ON FORM 8-K.

No Current Reports on Form 8-K were filed by the Trust during the fiscal quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: December 12, 2003	By:	/s/ James F. Wirth
James F. Wirth, President & Chief Executive Officer (Principal Executive Officer)

Dated: December 12, 2003	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)