Form 10-K
period 2004-01-31
INNSUITES HOSPITALITY TRUST
filed 2004-04-30
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 31, 2003:  $ 2,686,711.

Number of shares of voting stock outstanding as of April 28, 2004:  2,291,649.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the June 30, 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1.        BUSINESS

INTRODUCTION TO OUR BUSINESS

The discussion of our business is as of the date of this filing, unless otherwise noted.

InnSuites Hospitality Trust (the “Trust”) was organized in 1971 and operates as an unincorporated Ohio real estate investment trust.  On January 31, 2004, the Trust owned a 51.54% sole general partner interest in RRF Limited Partnership, a Delaware limited partnership (the “Partnership”).  On January 31, 2004, the Partnership owned eight InnSuites® hotels located in Arizona, New Mexico and southern California (all eight InnSuites® hotels are hereinafter referred to as the “Hotels”).  The Trust has 12 employees.

The Hotels feature 1,231 hotel suites and operate as moderate and full-service hotels which apply a value studio and two-room suite operating philosophy formulated in 1980 by James F. Wirth, current Chairman, President and Chief Executive Officer of the Trust.  The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free breakfast buffets and complementary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high speed internet access and coffee makers in each studio or two-room suite.

Until February 1, 2004, the Trust elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder (all as amended, the “Code”).  As of February 1, 2004, the Trust is no longer a REIT, but instead will be taxed as a C corporation under federal tax laws.  See Note 21 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”  The Hotels are leased to InnSuites Hotels, Inc. (“InnSuites Hotels”) pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”) and which are eliminated upon consolidation for the years ended January 31, 2004, 2003 and 2002.

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary.  Prior to February 1, 2001, InnSuites Hotels operated and managed all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc. (“InnSuites Innternational”), an entity owned by Mr. Wirth.  Pursuant to management agreements, InnSuites Hotels paid InnSuites Innternational an annual management fee of 2.5% of gross revenues for property management services.  Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operates and manages the Hotels with the assistance of Suite Hospitality Management, Inc. (the “Management Company”), an entity in which Mr. Wirth, until July 1, 2003, held a 9.8% ownership interest, pursuant to substantially the same terms as the InnSuites Innternational management agreements.  In exchange for its assumption of the prior management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  See “Item 1 - Business - Acquisition of InnSuites Hotels by the Trust” below.  Effective February 1, 2003, the annual management fee charged by the Management Company to InnSuites Hotels was reduced to 2.0% of gross room revenues.  This reduction will be effective through January 31, 2005, when the annual management fee will return to the level stated in the original management agreements.  On December 31, 2003, the Trust agreed to extend the current management agreements through January 31, 2008 in exchange for the Management Company forgiving $183,248 of accrued but unpaid fees.  The Trust incurred management fee expenses related to these contracts of $440,530, $369,896 and $679,619 for the twelve months ended January 31, 2004, 2003 and 2002, respectively.  The Trust is currently in negotiations with the Management Company to purchase the management agreements.  Subsequent to year-end, the Management Company purchased InnSuites Licensing Corp. (the “Licensing Corp.”).

InnSuites Hotels pays the Licensing Corp. an annual licensing fee of 2.0% of gross room revenues (1.0% for those hotel properties which also carry a third-party franchise (as discussed below), such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks.  These rates are in effect until January 31, 2005, when the trademark and licensing fees will return to the levels stated in the original trademark and licensing services agreements (2.5% and 1.25% of gross revenue, respectively).  On December 31, 2003, the Trust agreed to extend the trademark and licensing services agreements for the next two fiscal years through January 31, 2007 in exchange for the Licensing Corp. forgiving $347,473 of accrued but unpaid fees.  The Management Company purchased the Licensing Corp. from Mr. and Mrs. Wirth on February 2, 2004.  The Trust incurred licensing fees of $301,007, $445,942 and $384,868 for the twelve months ended January 31, 2004, 2003 and 2002, respectively.  The Trust is currently in negotiations with the Licensing Corp. to purchase the licensing agreements and the InnSuites® name and marks.

InnSuites Hotels has entered into franchise arrangements with certain third parties with respect to five of the Hotels, with four Best Western hotels and one Holiday Inn hotel.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and are cancelable at the option of either party.  Best Western requires that the participating Hotels meet certain requirements for room quality, and such Hotels are subject to removal from its reservation system if these requirements are not met.  In exchange for use of the Holiday Inn name, trademark and reservation system, the participating Hotels pay fees based on gross room revenue.  The agreement with Holiday Inn expires on June 30, 2006.  Holiday Inn requires that the participating Hotel meet certain requirements for room quality, and such Hotel is subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party franchise agreements receive significant reservations through the Best Western and Holiday Inn reservation systems.  The Trust incurred $628,521, $656,375 and $625,489 in total fees related to these agreements for the twelve months ended January 31, 2004, 2003 and 2002, respectively.

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

The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects except that each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust.  Prior to February 1, 2004, no particular conversion of Class A limited partnership units was allowed, however, if a determination was made that such conversion would cause the Trust to no longer qualify as a REIT under the Code.  A total of 2,174,931 Class A limited partnership units were issued to the former partners in the Initial Hotels, prior to February 1, 2004, Class B limited partnership units are convertible only upon the approval of the Board of Trustees, provided that such conversion would not cause the Trust to fail to qualify as a REIT.  A total of 4,017,361 Class B limited partnership units were issued to Mr. Wirth and certain of his affiliates in order to satisfy ownership concentration limitations placed upon REITs by the Code.  The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

HOTEL ACQUISITIONS FOLLOWING THE FORMATION TRANSACTIONS

Following the Formation Transactions, the Partnership acquired four additional all-suite hotels.  First, effective as of February 1, 1998, the Partnership acquired the InnSuites Hotel Tucson St. Mary’s located in Tucson, Arizona.  The total consideration for the acquisition was $10,820,000 and was based upon an appraisal conducted by an independent third party.  Mr. Wirth and his spouse indirectly owned the Tucson St. Mary’s hotel property.  Second, on April 29, 1998, the Partnership acquired the Lafayette Hotel Ramada Inn & Conference Center located in San Diego, California.  The Partnership paid $5,148,000 for this hotel property based on arms-length negotiations with owners of that property.  Third, the Partnership acquired the InnSuites Hotel located in Buena Park, California, effective June 1, 1998.  The total consideration for the acquisition was $7,100,000 and was based upon an appraisal conducted by an independent third party.  Mr. Wirth and Steven S. Robson indirectly owned the Buena Park hotel property at the time of such acquisition.  Subsequent to this acquisition, Mr. Robson was elected as a Trustee of the Trust by the shareholders of the Trust.  Fourth, the Partnership acquired the Best Western Airport Inn located in Albuquerque, New Mexico, effective August 30, 2000.  The total consideration for the acquisition was $2,100,000 based on arms-length negotiations with the owners of that property.  The Trust believes that the greatest opportunities for revenue growth and profitability will arise from the skillful management of the Trust’s Hotels plus the skillful management and repositioning of current and future acquired hotel properties.  The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and cash flow available for distribution and to increase long-term total returns to shareholders.  The Trust seeks to achieve these objectives through (i) participation in increased revenues from the Hotels through intensive management and marketing and (ii) selective acquisitions and expansion of the InnSuites Hotels in the southwestern region of the United States.  At this time, the Trust does not plan to acquire any additional hotels.

SALE OF HOTEL PROPERTIES

On March 21, 2003, the Trust sold its Scottsdale, Arizona property to Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Mr. Wirth, for its appraised and carrying value of $3.1 million.  During fiscal year 2003, the Trust recorded a loss on impairment of $590,000 on the property.  The property’s decrease in value was due to changes in the economic condition, and decreased prospects for future development, in its immediate area.  Eldorado paid for the hotel by assuming $1.1 million of the Trust’s notes payable to Rare Earth Financial, L.L.C., (“Rare Earth Financial”), an affiliate of Mr. Wirth, assuming $500,000 of the Partnership’s notes payable to Capital Resource Lenders-I, L.L.C., an affiliate of Mr. Wirth, and paying the Trust’s term loan of $1,500,000 to the lender in full.

On August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff Grand Canyon Resort, LLC (“Flagstaff Resort”), an affiliate of Mr. Wirth, for a cash payment equal to its appraised value of $2,775,000.  The Trust used the proceeds to fully satisfy its $1.5 million bank line of credit and to reduce its notes payable to Rare Earth Financial by $1,275,000.  As of August 21, 2003, the Trust’s bank line of credit and bank term loan were fully satisfied.  The purchase price exceeded the carrying value of the property by $377,330, which was recorded as a capital contribution to the Partnership.

On October 16, 2003, the Trust sold its Buena Park, California property to CVTI, LLC, an unrelated third party (“CVTI”), for $6.5 million.  The purchase price was satisfied with $6.3 million in cash and a $200,000 promissory note issued by CVTI to the Trust.  The Trust subsequently assigned the $200,000 promissory note to Rare Earth Financial to satisfy $200,000 of a certain note payable held by Rare Earth Financial.  The Trust used the cash proceeds to fully satisfy the bank mortgage note on the property in the amount of $3,082,574, to reduce certain notes payable to Mr. Wirth and his affiliates and Mr. Robson in the aggregate amount of $1.5 million and to reduce trade accounts payable.  In connection with this sale, the Trust recorded a loss of $29,000.  During the second quarter of fiscal year 2004, the Trust recorded a loss on impairment of $328,976 related to the Buena Park property.  The loss was recorded to reduce the asset’s carrying value to the sales price.  The decrease in value was due to a slowdown in leisure travel to the southern California area caused by global terror concerns and an overall sluggish economic environment.

The Tempe, Arizona and San Diego, California properties were sold subsequent to year end.  See Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties” and Note 21 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

ACQUISITION OF INNSUITES HOTELS BY THE TRUST

In December 2000, InnSuites Hotels and the Trust established independent review groups to consider altering the structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act.  Effective February 1, 2001, the Trust acquired all of the issued and outstanding common and preferred equity stock of InnSuites Hotels for $11,531 in cash consideration and the assumption of approximately $1.6 million of net liabilities.  Prior to the acquisition, InnSuites Hotels was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational, a wholly-owned affiliate of Mr. Wirth and his spouse, and 67.2% by unrelated parties.

Following the acquisition, the management agreements relating to the Hotels between InnSuites Hotels and InnSuites Innternational were terminated effective January 31, 2001 and new management agreements were entered into on substantially similar terms with the Management Company, 9.8% of which was owned by Mr. Wirth until July 1, 2003, when Mr. Wirth sold his interest to the majority stockholder.  There were no termination fees charged in connection with the cancellation of the old management agreements.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  Effective February 1, 2001, the Partnership, InnSuites Hotels and the Management Company entered into an amended Intercompany Agreement whereby, subject to certain terms and conditions, the Partnership granted InnSuites Hotels a right of first refusal to lease, and the Management Company a right of first refusal to operate, any real property acquired by the Partnership.  In return, the Partnership was granted a right of first refusal to pursue opportunities presented to InnSuites

Hotels or the Management Company to purchase investments in real estate, hotel properties, real estate mortgages, derivatives or entities that invest in any of the foregoing.  To date, the Trust has not purchased or used derivatives.  In connection with the acquisition of InnSuites Hotels by the Trust, the rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions and the employees of InnSuites Hotels became employees of the Management Company.  The acquisition of InnSuites Hotels by the Trust resulted in the following benefits: (1) a more direct relationship between the Hotels and the Trust, (2) the inclusion of InnSuites Hotels’ revenues in excess of required rent payments in the Trust’s consolidated financial reports, (3) the elimination of potential conflicts of interest and (4) the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive and competition has intensified over the past three years due to the sluggish economy and a general slow down in the travel and hospitality industries primarily due to the negative impact of the threat of terrorism and the war with Iraq.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors have greater marketing and financial resources than the Trust and the Partnership.

A number of additional hotel property developments have been announced or have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of the Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States.  The Trust has a concentration of assets in the metropolitan Phoenix and Tucson, Arizona markets.  In the Phoenix and Tucson, Arizona and the Albuquerque, New Mexico markets, the supply of hotel rooms has been increasing faster than the rate of demand.  Supply rates also generally increased faster than demand rates in the Yuma, Arizona market.  The southern California market continues to support balanced supply and demand rates.

The Trust may also compete for investment opportunities with other entities that have greater financial resources.  These entities also may generally accept more risk than the Trust can prudently manage.  Competition may generally reduce the number of suitable future investment opportunities available to the Trust and increase the bargaining power of owners seeking to sell their properties.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been seasonal.  The five southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter.  The second fiscal quarter tends to be the lowest occupancy period at those five southern Arizona hotels.  This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues.  The three hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business.  To the extent that cash flows from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders.  No assurance can be given that the Trust will make distributions in the future.

FINANCIAL INFORMATION

See “Item 6 - Selected Financial Data” herein for information regarding the Trust’s revenues, net losses, total assets, notes and advances payable to banks and others and notes and advances payable to related parties.

OTHER AVAILABLE INFORMATION

We also make available, free of charge, on our Internet website at www.innsuitestrust.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with or furnish it to, the Securities and Exchange Commission.

Item 2.        PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona.  At January 31, 2004, the Partnership owned the eight Hotels.  All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels and one is also marketed as a Holiday Inn® Hotel and Suites.  All of the Hotels are managed by the Management Company and operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION (2)

InnSuites Hotel and Suites Airport Albuquerque Best Western	101	1975/1985	2000

InnSuites Hotel and Suites Phoenix Best Western	104	1980	2003

InnSuites Hotels and Suites Tempe/Phoenix Airport/South Mountain(1)	160	1982/1985	2003

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2003

InnSuites Hotels and Suites Yuma	166	1982/1984	2003

Holiday Inn Airport Hotel and Suites/Ontario (an InnSuites Hotel)	150	1990	2003

InnSuites Hotels and Suites Tucson St. Mary’s	260	1960/1971	2003

InnSuites Hotels and Suites San Diego(1)	131	1946/1989	2003

Total suites	1,231

(1) The Tempe, Arizona and San Diego, California properties were sold subsequent to year end.  See Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties” and Note 21 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

(2) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” herein for a discussion of occupancy rates at the Hotels.

See Note 5 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

Item 3.        LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal quarter ended January 31, 2004.

PART II

Item 5.        MARKET FOR THE TRUST’S SHARES AND RELATED SECURITY HOLDER MATTERS

The Trust’s Shares of Beneficial Interest are traded on the American Stock Exchange under the symbol “IHT.”  On April 28, 2004, the Trust had 2,291,649 shares outstanding and 518 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the American Stock Exchange, as well as dividends declared thereon:

Fiscal Year 2004	High	Low	Dividends
First Quarter	1.80	1.30	—
Second Quarter	1.40	1.20	—
Third Quarter	1.70	1.15	—
Fourth Quarter	2.25	1.05	.02

Fiscal Year 2003	High	Low	Dividends
First Quarter	1.39	0.95	—
Second Quarter	2.60	1.25	—
Third Quarter	2.35	1.71	—
Fourth Quarter	2.00	1.15	.01

The Trust intends to maintain a conservative dividend policy to facilitate reduction of debt and internal growth.  In fiscal years 2004 and 2003, the Trust paid dividends of $0.02 and $0.01 per share, respectively, in the fourth quarter of each year.  During fiscal year 2003, the Trust was restricted to a $0.01 per share dividend by the terms of its bank line of credit agreement.  There were no such restrictions on dividends during fiscal year 2004 due to the payment in full of the bank line of credit.

Item 6.        SELECTED FINANCIAL DATA

The following selected financial data of the Trust as of and for the five fiscal years ended January 31, 2004, has been derived from the audited consolidated financial statements of the Trust.  The consolidated financial statements of the Trust as of and for the two fiscal years ended January 31, 2004  and 2003 were audited by McGladrey & Pullen, LLP, independent public accountants.  The consolidated financial statements of the Trust as of and for the three fiscal years ended January 31, 2002 were audited by KPMG LLP, independent public accountants.  All of the data should be read in conjunction with the respective consolidated financial statements and related notes included herein.

	Year Ended January 31,
	2004	2003	2002	2001	2000

Total revenue	$17,760,244	$18,927,511	$19,037,620	$9,727,206	$9,546,181

Net loss from continuing operations	$(1,833,633)	$(2,754,660)	$(3,248,047)	$(2,594,754)	$(951,811)

Loss per share from continuing operations – basic and diluted	$(0.90)	$(1.33)	$(1.52)	$(1.12)	$(.40)

Net loss	$(2,594,317)	$(3,445,948)	$(3,539,402)	$(2,594,754)	$(951,811)

Loss per share – basic and diluted	$(1.27)	$(1.67)	$(1.66)	$(1.12)	$(.40)

Cash dividends paid and declared per share	$0.02	$0.01	$0.01	$0.03	$0.02

Total assets	$47,961,594	$61,494,579	$64,264,516	$63,905,561	$65,305,519

Notes and advances payable to banks and others	$31,974,992	$38,922,408	$38,598,106	$37,053,593	$35,776,662

Notes and advances payable related parties	$6,852,241	$9,901,153	$8,666,360	$7,471,707	$2,970,000

See “Item 1 - Business - Historical Operations and Formation Transactions, - Hotel Acquisitions Following the Formation Transactions, - Sale of Hotel Properties, and - Acquisition of InnSuites Hotels by the Trust” herein for a discussion of the change in the nature of the business of the Trust over the course of the years presented above.  As a result, the information presented above is not comparative from year to year.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Trust is engaged in the ownership and operation of hotel properties. At January 31, 2004, our system included eight moderate and full-service hotels with 1,231 hotel suites. Certain of our Hotels are branded through franchise agreements, which include four Best Western hotels and one Holiday Inn hotel. All eight Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

Our operations consist of only one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels.

Our results are significantly affected by occupancy and room rates at the Hotels, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which would reduce our profit margins on rented suites.  Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins.

We anticipate that improving economic conditions will create opportunities for the hospitality industry and our Company in fiscal year 2005.  Improving economic conditions are expected to result in increased business and leisure travel and support higher room rates, and therefore higher operating margins.  Challenges in fiscal year 2005 are expected to include continued competition for group business in the markets in which we operate and the Trust’s ability to increase room rates while maintaining market share. We will continue to focus on managing our costs, achieving increased daily rates in the markets where we operate and building occupancy.  We believe that our focus on customer service, adding more two-room suites and leveraging technology will enable us to remain competitive.

Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.  See Note 21 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

GENERAL

The following discussion should be read in conjunction with the Trust’s consolidated financial statements and notes thereto.

The accounting policies that we believe are most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project property cash flows.  Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts in the event management is required to test the asset for recoverability of its carrying value under Statement of Financial Accounting Standards No. 144.  If the carrying amount of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future cash flows over the remaining life of the asset.  Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions and committed future bookings.  See “- Critical Accounting Policies and Estimates” below.

At January 31, 2004, the Trust owned a 51.54% interest in the Hotels through its sole general partner’s interest in the Partnership.  The Trust purchased 57,509, 257,101 and 15,322 Partnership units during the years ended January 31, 2004, 2003 and 2002, respectively.

The Partnership leases its hotel properties to InnSuites Hotels.  The corresponding rent expense for InnSuites Hotels and rent revenue for the Partnership, as well as the resulting rent receivable and payable, eliminate in consolidation.  During the fourth quarter of fiscal year 2004, the Partnership agreed to waive InnSuites Hotels accrued but unpaid rent in exchange for InnSuites Hotels extending its lease agreements one year.  The total amount waived was $3,134,130.  This transaction had a net effect of increasing the Trust’s stockholders equity by $1,518,834.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels, management and trademark fees to affiliates and hotel operating expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Percentage Leases.  ADR decreased by $0.32 to $66.27 in fiscal year 2004 from $66.59 in fiscal year 2003.  Occupancy increased 2.33% to 62.79% in fiscal year 2004 from 60.46% in fiscal year 2003 primarily as a result of the reduction in available rooms due to the conversion of studio suites into two-room executive suites at certain of the properties, as well as the sale of certain lower-occupancy properties.  This reduction in the number of suites available, combined with the hotel sales, also resulted in an increase in REVPAR of $1.35 to $41.61 in fiscal year 2004 from $40.26 in fiscal year 2003.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2004	2003	2002

Occupancy	62.79%	60.46%	59.49%

Average Daily Rate (ADR)	$66.27	$66.59	$66.57

Revenue Per Available Room (REVPAR)	$41.61	$40.26	$39.62

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

The Trust enters into transactions with certain related parties from time to time.  For information relating to such related party transactions see the following:

•              For a discussion of management, licensing and intercompany agreements with certain related parties, see “Item 1 – Business – Introduction to Our Business, and – Acquisition of InnSuites Hotels by the Trust.”

•              For a discussion of acquisitions involving certain related parties, see “Item 1 – Business – Historical Operations and Formation Transactions, – Hotel Acquisitions Following the Formation Transactions, and – Acquisition of InnSuites Hotels by the Trust.”

•              For a discussion of the sales of the Trust’s Scottsdale and Flagstaff, Arizona hotels to a related party during fiscal year 2004, – see “Item 1 – Business – Sale of Hotel Properties” and Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties.”

•              For a discussion of the sale of the Trust’s Tempe, Arizona hotel to a related party subsequent to year end, see Note 21 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

•              For a discussion of guarantees of the Trust’s mortgage notes payable by certain related parties, see Note 5 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable.”

•              For a discussion of notes and advances payable by the Trust to certain related parties, see Note 7 to the Trust’s Consolidated Financial Statements – “Notes and Advances Payable to Related Parties.”

•              For a discussion of the Trust’s employment agreement with Mr. Wirth, see Note 12 to the Trust’s Consolidated Financial Statements – “Advisory Agreement/Employment Agreements.”

Results of Operations of the Trust for the year ended January 31, 2004 compared to the year ended January 31, 2003.

Overview

A summary of operating results for the fiscal years ended January 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$17,760,244	$18,927,511	$(1,167,267)	-6.2%
Operating Profit (Loss)	$64,175	$(779,745)	$843,920	108.2%
Loss from Continuing Operations	$(1,833,633)	$(2,754,660)	$921,027	33.4%
Loss from Discontinued Operations	$(760,684)	$(691,288)	$(69,396)	(10.0)%
Net Loss	$(2,594,317)	$(3,445,948)	$851,631	24.7%
Loss Per Share – Basic and Diluted	$(1.27)	$(1.67)	$0.40	24.0%

The Trust’s overall results in both 2004 and 2003 were adversely affected by the sluggish economic environment and reduced travel due to the war in Iraq and other terror concerns.  Decreased demand in both the leisure travel, particularly in southern California, and business travel markets resulted in declining revenues during fiscal year 2004.

For the twelve months ended January 31, 2004, the Trust had total revenue of $17.8 million compared to $18.9 million for the twelve months ended January 31, 2003, a decrease of approximately $1.1 million.  This decrease in total revenue is primarily due to fewer occupied rooms and the absence of revenue from the Scottsdale, Arizona property due to its sale in the first quarter of fiscal year 2004.  Total expenses of $20.4 million for the twelve months ended January 31, 2004 reflect a decrease of approximately $2.4 million compared to total expenses of $22.7 million for the twelve months ended January 31, 2003.  The decrease is primarily due to the impairment charge of $590,000 related to the Scottsdale property in fiscal year 2003, reduced hotel expenses as a result of reduced occupied rooms and the absence of expenses from the Scottsdale property due to its sale in the first quarter of fiscal year 2004.

Loss on impairment of hotel property was approximately $590,000 for the twelve months ended January 31, 2003.  This loss resulted from the write-down for an impairment of the Scottsdale, Arizona hotel property.  The operating performance of the Scottsdale property during that period indicated that it significantly decreased in value, which required management to test the property for recoverability of book value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  Based on an appraisal of the property’s fair value, the hotel property’s carrying value was determined not to be recoverable.  The hotel property, including land, buildings and improvements and furniture, fixtures and equipment, was written down by $590,000 to its fair value and new basis of $3.1 million.  The amount of impairment allocated to Shares of Beneficial Interest was

$294,000 and the amount allocated to minority interest was $296,000.  The hotel property’s decrease in value was due to changes in the economic condition, and decreased prospects for future development, in its immediate area.  No such loss was recorded for the twelve months ended January 31, 2004.  During fiscal year 2004, the impaired property was sold to Scottsdale Eldorado Resort, LLC, an affiliate of Mr. Wirth, for $3.1 million.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2004 and 2003, these expenses decreased $669,000, or 15.3%, to $3.7 million in fiscal year 2004, from $4.4 million in fiscal year 2003.  This decrease was primarily due to $91,000 of expense related to the refinancing of the Tucson St. Mary’s and San Diego properties in fiscal year 2003, a decrease of $242,000 in trademark and management fees in fiscal year 2004 due to amendments to the related contracts, and the absence of such expenses from the Scottsdale property due to its sale during the first quarter of fiscal year 2004, which accounted for $174,000 of the decrease.

Total operating expenses for the twelve months ended January 31, 2004 were $17.7 million, a decrease of approximately $2.0 million, or 10.1%, from $19.7 million in the twelve months ended January 31, 2003.  The decrease was primarily due to the impairment charge of $590,000 related to the Scottsdale property in fiscal year 2003, reduced hotel expenses as a result of reduced revenue and the absence of expenses from the Scottsdale property due to its sale in the first quarter of fiscal year 2004.

Total interest expense for the twelve months ended January 31, 2004 was $2.7 million, a decrease of $368,000, or 12.1%, from $3.0 million in the twelve months ended January 31, 2003.  Interest on mortgage notes payable for the twelve months ended January 31, 2004 was $2.1 million, a decrease of $110,000, or 5.1%, from $2.2 million in the twelve months ended January 31, 2003. Interest on notes payable to banks for the twelve months ended January 31, 2004 was $53,000, a decrease of $111,000, or 67.8%, from $164,000 in the prior fiscal year, due to the Trust satisfying in full its term loan in March 2003 and its line of credit in full in August 2003.  Interest on notes payable to related parties decreased 21.4%, or $148,000, to $544,000 from $692,000 due to a decrease of $2.9 million in net borrowings from Mr. Wirth and his affiliates.

Real estate and personal property taxes, insurance and ground rent decreased $157,000, or 11.2%, to $1.2 million from $1.4 million in comparing the twelve months ended January 31, 2004 and 2003, respectively.  Real estate and personal property taxes and property insurance decreased due to the sale of the Scottsdale property in the first quarter of fiscal year 2004 and decreased property tax assessments at certain hotels.

Hotel property depreciation for the twelve months ended January 31, 2004 compared to 2003 increased approximately $194,000, or 9.3%, to $2.3 million from $2.1 million, respectively.

The Trust had a loss before minority interest of $3.6 million for the twelve months ended January 31, 2004, compared to a loss before minority interest of $4.9 million in the prior year.  After deducting the loss allocated to the minority interest of $1.0 million, the Trust had a net loss attributable to Shares of Beneficial Interest of approximately $2.6 million.  This represented a decrease in total net loss of approximately $852,000 attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2004 and 2003.   The Trust had a loss from continuing operations of $1.9 million for the twelve months ended January 31, 2004, compared to a loss of $2.8 million in the prior year.  Basic and diluted net loss per share was $1.27 for the twelve months ended January 31, 2004, compared to $1.67 for 2003.

Results of Operations of the Trust for the year ended January 31, 2003 compared to the year ended January 31, 2002.

Overview

A summary of operating results for the fiscal years ended January 31, 2003 and 2002 is:

	2003	2002	Change	% Change
Revenue	$18,927,511	$19,037,620	$(110,109)	-0.6%
Operating Loss	$(779,745)	$(1,244,921)	$465,176	37.4%
Loss from Continuing Operations	$(2,754,660)	$(3,248,047)	$493,387	15.2%
Loss from Discontinued Operations	$(691,288)	$(291,355)	$(399,993)	(137.3)%
Net Loss	$(3,445,948)	$(3,539,402)	$93,454	2.6%
Loss Per Share – Basic and Diluted	$(1.67)	$(1.66)	$(0.01)	-0.6%

The Trust’s overall results in both 2003 and 2002 were adversely affected by the sluggish economic environment and reduced travel due to terror concerns.  Decreased airline travel after the terrorist attacks of September 11, 2001 decreased overall demand and reduced occupancy and ADR for both fiscal year 2003 and 2002.

For the twelve months ended January 31, 2003, the Trust had total revenue of $18.9 million compared to $19.0 million for the twelve months ended January 31, 2002, a decrease of approximately $110,000.  Total expenses of $22.7 million for the twelve months ended January 31, 2003 reflect a decrease of approximately $164,000 compared to total expenses of $22.9 million for the twelve months ended January 31, 2002.

Expenses incurred in acquiring InnSuites Hotels for the year ended January 31, 2002 relate to the one-time assumption of net liabilities of InnSuites Hotels that were associated with the acquisition.  Comparable costs were not incurred in fiscal year 2003.

Loss on impairment of hotel property was approximately $590,000 for the twelve months ended January 31, 2003.  This loss resulted from the write-down for an impairment of the Scottsdale, Arizona hotel property.  The operating performance of the Scottsdale property during that period indicated that the hotel property significantly decreased in value, which required management to test the property for recoverability of book value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  Using management’s best estimate of undiscounted future cash flows from the hotel, the hotel property’s carrying value was determined not to be recoverable.  The hotel property, including land, buildings and improvements and furniture, fixtures and equipment, was written down by $590,000 to the hotel’s market value and new basis of $3.1 million.  The amount of impairment allocated to Shares of Beneficial Interest was $294,000 and the amount allocated to minority interest was $296,000.  The property’s decrease in value was due to changes in the economic condition and decreased prospects for future development, in its immediate area.  No such loss was recorded for the twelve months ended January 31, 2002.  During fiscal year 2004, the impaired property was sold to Scottsdale Eldorado Resort, LLC, an affiliate of Mr. Wirth, for $3.1 million.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2003 and 2002, these expenses decreased $158,000, or 3.5%, to $4.4 million in fiscal year 2003 from $4.5 million in fiscal year 2002.  This decrease was primarily due to net expenses of $322,000 incurred in relation to the refinancing of certain notes payable in fiscal year 2002.

Total operating expenses for the twelve months ended January 31, 2003 were $19.8 million, a decrease of approximately $575,000, or 2.8%, from $20.0 million in the twelve months ended January 31, 2002.  The decrease is primarily due to the $1.6 million one-time charge for the acquisition of InnSuites Hotels incurred in fiscal year 2002, which was mostly offset by the $590,000 loss on impairment recorded in fiscal year 2003 and an increase of $765,000 in depreciation expense in fiscal year 2003.

Total interest expense was $3.0 million in both fiscal year 2003 and fiscal year 2002.  Interest on mortgage notes payable of $2.2 million in fiscal year 2003 was an increase of $148,000, or 7.3%, over the prior year.  This increase was primarily due to a net increase of approximately $1.0 million in mortgage notes payable in fiscal year 2003 due to the refinancing of certain hotels’ mortgage notes.  Interest on notes payable to banks decreased by 57.3%, or $221,000, to $164,000 from $384,000 due to lower outstanding balances on the Trust’s line of credit and term loans.  Interest on notes payable to related parties increased 29.9%, or $159,000, to $692,000 from $533,000 due to an increase of $1.2 million in net borrowings from Mr. Wirth and his affiliates.

Real estate and personal property taxes, insurance and ground rent increased $78,000, or 5.9%, to $1.4 million from $1.3 million in comparing the twelve months ended January 31, 2003 and 2002, respectively.  Real estate and personal property taxes and property insurance increased due to increased insurance premiums and increased property tax assessments.

Hotel property depreciation for the twelve months ended January 31, 2003 compared to 2002 increased approximately $83,000, or 4.1%, to $2.1 million from $2.0 million, respectively.  The increase resulted primarily from an increased asset base due to refurbishment projects.

The Trust had a loss before minority interest of $4.9 million for the twelve months ended January 31, 2003, compared to a loss before minority interest of $4.7 million in the prior year.  After deducting the loss allocated to the minority interest of $1.4 million, the Trust had a net loss attributable to Shares of Beneficial Interest of approximately $3.4 million.  This represented a decrease in net loss of approximately $93,000 attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2003 and 2002.  The Trust had a loss from continuing operations of $2.8 million for the twelve months ended January 31, 2003, compared to a loss of $3.2 million in the prior year.  Basic and diluted net loss per share was $1.67 for the twelve months ended January 31, 2003 compared to $1.66 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash provided by or used in operating activities totaled $88,000, $1.1 million, and $(262,000) for the years ended January 31, 2004, 2003 and 2002, respectively.  The decrease in 2004 as compared to 2003 was primarily due to the Trust’s efforts to reduce its liabilities, especially trade payables.  The increase in 2003 as compared to 2002 was primarily due to the Trust’s increased payable balances resulting from its efforts to manage cash flows.

Net cash provided by or used in investing activities totaled $10.2 million, $(1.6) million, and $(2.4) million for the years ended January 31, 2004, 2003 and 2002, respectively.  The increase in 2004 as compared to 2003 was primarily due to the sale of certain Hotels during fiscal year 2004.  The increase in 2003 as compared to 2002 was primarily due to reduced capital refurbishment projects at the Hotels.

Net cash provided by or used in financing activities totaled $(10.4) million, $513,000, and $2.5 million for the years ended January 31, 2004, 2003 and 2002, respectively.  The decrease in 2004 as compared to 2003 was primarily due to the sale of certain Hotels in fiscal year 2004, the proceeds of which the Trust used to reduce its debt balances to related parties and satisfy its mortgage notes on these properties.  The decrease in 2003 as compared to 2002 was primarily due to reduced borrowings in fiscal year 2003 from Mr. Wirth and his affiliates.

As of January 31, 2004, the Trust had no cash on hand.  However, subsequent to year end, the sale of the San Diego, California property resulted in the Trust receiving $4.5 million in cash proceeds after satisfying its mortgage note.  The Trust’s projection of future cash receipts includes certain cost-cutting measures and certain increases in hotel revenues.  In addition, during fiscal year 2004, the Trust sold its Scottsdale and Flagstaff, Arizona and Buena Park, California properties, which had a history of net operating losses and negative cash flows.  See Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties.”

The Trust received $12.2 million in proceeds for the sales of hotel properties in fiscal year 2004.  The Trust used $3.0 million of these proceeds to satisfy a mortgage note payable, $4.4 million to satisfy related party notes payable, $3.0 million to satisfy bank notes payable and the remaining proceeds to fund operations.

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

Historically, as a REIT, the Trust was required to distribute to its shareholders at least 90% of its taxable income, excluding net capital gains.  The termination of the Trust’s status as a REIT, effective February 1, 2004, eliminated this requirement.  However, by relinquishing its status as a REIT, the Trust will become subject to the payment of income taxes.  See Note 21 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

As of January 31, 2004, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”), from the rent paid under the Percentage Leases, an amount equal to 4% of InnSuites Hotels’ revenues from operation of the Hotels.  The Fund applicable to the six hotel properties for which a mortgage lender escrow exists is restricted by the mortgage lenders.  As of January 31, 2004, $136,790 was held in the Fund and is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time.  During the twelve months ended January 31, 2004 and 2003, the Hotels spent approximately $1.8 million and $1.7 million, respectively, for capital expenditures.  The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  The Trust plans to spend approximately $800,000 for capital expenditures in fiscal year 2004.  InnSuites Hotels also spent approximately $1.8 million and $1.9 million during fiscal years 2004 and 2003, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

On February 2, 2004, the Trust purchased 433,036 Class B limited partnership units in the Partnership from Mr. Wirth and his affiliates for the closing price of the Trust’s Shares of Beneficial Interest on that day, which was $2.25.  The Trust made a down-payment totaling $2,500 and issued five promissory notes totaling $971,831, which will be paid in monthly installments of principal and interest over 84 months.  The Trust repurchased these units to increase its sole general partner interest in the Partnership, and thereby receive a larger allocation of the Partnership’s equity.  This increased allocation of equity will enhance the Trust’s ability to regain compliance with American Stock Exchange listing requirements.

The Trust has minimum debt payments of $2.8 million and $4.5 million due during fiscal years 2005 and 2006, respectively.  The sale of the Tempe, Arizona property subsequent to year end satisfied in full the mortgage note secured by that property, which accounted for $1.6 million of the principal due in fiscal year 2006, as well as $1.1 million and $1.5 million of the principal due to Mr. Wirth and his affiliates in fiscal years 2005 and 2006, respectively.  See Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties” and Note 21 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”  The Trust believes it can satisfy its remaining obligations during fiscal years 2005 and 2006 using revenue generated by the Hotels’ operations.  If revenue generated from operations is insufficient to meet the Trust’s obligations as they come due, payments and terms for obligations owed to Mr. Wirth and his affiliates in the amounts of $1.2 million and $1.7 million due in 2005 and 2006, respectively, may be renegotiated to extend the terms of these loans.  Mr. Wirth and/or his affiliates have also demonstrated their willingness to modify the terms of existing obligations and to create new obligations based on the cash needs of the Trust.  See Note 7 to the Trust’s Consolidated Financial Statements - “Notes and Advances Payable to Related Parties.”

Management believes that cash on hand, future cash receipts from operations, proceeds from hotel sales and borrowings from affiliates in fiscal year 2005 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months.

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

In response to this notice, the Trust was given the opportunity to submit a plan to Amex to regain compliance with the continued listing standards.  On August 26, 2003, Amex notified the Trust that it accepted the Trust’s plan and granted the Trust an extension of time to November 2004 to regain compliance with the continued listing standards.  The Trust will be subject to periodic review by Amex staff during this extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Trust being delisted from Amex.  If the Trust’s Shares of Beneficial Interest were delisted from Amex, liquidity in the trading market for the Shares of Beneficial Interest could be significantly decreased, which could reduce the trading price of and increase the transaction costs of trading Shares of Beneficial Interest.

As part of the Trust’s plan, the Trust has taken certain steps to reduce expenses and increase sales, which has positioned the Trust to improve its operating results.  In addition, the Trust recently sold three non-strategic assets, its Scottsdale and Flagstaff, Arizona and Buena Park, California properties, allowing it to reduce operating losses and fully satisfy its bank term loan and bank line of credit.  Subsequent to year end, the Trust sold its San Diego, California and Tempe, Arizona properties.  Through the sale of these assets, equity-raising activities and performing certain services in-house, the Trust expects to improve its financial position and results of operations.  The Trust expects to regain compliance with Amex’s listing requirements by November 2004.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees of the Trust approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest are held in treasury and are available for future acquisitions and financings and/or for awards granted under the Trust’s 1997 Stock Incentive and Option Plan.  During fiscal year 2004, the Trust acquired 22,500 Shares of Beneficial Interest in open market transactions at an average price of $1.29 per share, and 57,509 limited partnership units in privately negotiated transactions at an average price of $1.53 per unit.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and Amex requirements.  The Trust is authorized to repurchase an additional 269,891 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Trust does not have any off-balance sheet financing arrangements or liabilities.  The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Matters” below for a discussion of new accounting interpretations with respect to variable interest entities and the impact of such interpretations on the Trust.  See also Note 2 to the Trust’s Consolidated Financial Statements – “Summary of Significant Accounting Policies – Application of New Accounting Standards.”

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at January 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

Mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties	$38,827,233	$2,820,297	$8,059,451	$4,250,257	$23,697,228

Operating leases	7,310,936	188,290	376,580	376,580	6,369,486

TOTAL	$46,138,169	$3,008,587	$8,436,031	$4,626,837	$30,066,714

InnSuites Hotels has agreements with the Management Company for hotel management services and the Licensing Corp. for licensing and trademark services.  The Management Company agreement expires on January 31, 2008 and the Licensing Corp. agreement expires on January 31, 2007.  The fees payable under these agreements are based on Hotel revenue and do not include any minimum payment provision.

InnSuites Hotels has entered into franchise arrangements with certain third parties for five of the hotel properties, with four Best Western hotels and one Holiday Inn hotel.  These agreements provide for fees to be paid by InnSuites Hotels based on revenue and reservations received, and contain no minimum payment provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Trust believes that the policies it follows for the valuation of its hotel properties, which constitute the majority of Trust assets, are its most critical policies.  The Trust applies SFAS No. 144 to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, the Trust reviews the carrying value of its hotel properties both held for use and held for sale.  The Trust will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and/or a current appraisal of the property do not support its carrying value.  In cases where the Trust does not expect to recover the carrying cost of hotel properties held for use, it will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal.  In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell.  For the twelve months ended January 31, 2004 and 2003, the Trust recorded impairment losses of $458,000 and $590,000, respectively.  The Trust did not recognize impairment expense in fiscal year 2002.  As of January 31, 2004, the Trust management does not believe that the carrying values of any of its hotel properties are impaired.

ACCOUNTING MATTERS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which was subsequently amended by FIN 46R.  This Interpretation requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.  This Interpretation is effective immediately for variable interest entities created after December 31, 2003 and no later than the beginning of the first interim or annual reporting period ending after March 15, 2004 for interests in variable interest entities that were acquired prior to February 1, 2003.  While management has not yet completed its evaluation of the requirements of FIN 46R, management believes it is probable the Trust will consolidate, or be required to provide certain additional disclosures with respect to, the Management Company and the Licensing Corp. when FIN 46R becomes effective.  Subsequent to year end, the Trust entered into negotiations to purchase its management and trademark agreements from the Management Company and the Licensing Corp.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s continued listing on Amex; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

•      communicable diseases, such as SARS;

•      local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry or the markets in which the Trust operates or will operate; and

•      uncertainties the Trust might encounter in changing from a REIT to a tax-paying entity.

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

	Fiscal
Debt Type	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt (1)	$1,252,020	2,677,994	1,184,803	1,283,363	1,378,631	19,823,633	27,600,444	29,543,012

Average interest rate	8.31%	8.31%	8.29%	8.28%	8.27%	8.25%	8.29%	7.00%

Fixed rate debt- related party (1)	$1,478,839	1,740,913	2,260,614	1,371,875	—	—	6,852,241	6,691,965

Average interest rate	7.00%	7.00%	7.00%	7.00%	—	—	7.00%	7.00%

Variable rate debt (1)	$89,429	94,973	100,154	105,617	110,772	3,873,603	4,374,548	4,374,548

Interest rate available on January 31, 2004	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%

(1)   The fair value of fixed rate debt and variable rate debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

The table incorporates only those exposures that exist as of January 31, 2004 and does not consider those exposures or positions which would arise after that date.  Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value.  As a result, the Trust’s interest rate fluctuations will depend on the exposures that arise during any particular period and future interest rates.

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

Schedule IV - Mortgage Loans on Real Estate.

All other schedules are omitted, as the information is not required or is otherwise furnished.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Trustees

InnSuites Hospitality Trust and Subsidiaries

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (the “Trust”) and Subsidiaries as of January 31, 2004 and 2003 and the related consolidated statements of operation, shareholders’ (deficit) equity and cash flows for the years then ended.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and Subsidiaries as of January 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 12, 2004, except for footnote 21 as to which the date is April 1, 2004

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Trustees

InnSuites Hospitality Trust and Subsidiaries

Phoenix, Arizona

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated supplemental schedule III is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 12, 2004, except for footnote 21 as to which the date is April 1, 2004

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Trustees
InnSuites Hospitality Trust:

We have audited the accompanying consolidated statement of operations, shareholders’ equity and cash flows of InnSuites Hospitality Trust (an Ohio real estate investment trust) and subsidiaries (the “Trust”) for the year ended January 31, 2002.  In connection with our audit of the consolidated financial statements, we have also audited the 2002 information in the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of InnSuites Hospitality Trust and Subsidiaries for the year ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the 2002 information in the related financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Phoenix, Arizona
April 30, 2002

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
	2004	2003
ASSETS
Hotel Properties, Net	$34,085,320	$56,388,265
Hotel Properties Held for Sale	11,733,371	3,100,000
Cash and Cash Equivalents	—	88,519
Restricted Cash	136,790	45,787
Accounts Receivable, including $105,667 and $23,917 from related parties, net of Allowance for Doubtful Accounts of $107,000 and $136,000, respectively	906,124	596,665
Prepaid Expenses and Other Assets	1,099,989	1,275,343
TOTAL ASSETS	$47,961,594	$61,494,579

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Mortgage Notes Payable	$31,805,715	$36,112,605
Notes Payable to Banks	—	2,647,250
Notes and Advances Payable to Related Parties	6,852,241	9,901,153
Other Notes Payable	169,277	162,553
Outstanding Checks in Excess of Cash Balance	240,520	—
Accounts Payable and Accrued Expenses, including $640,612 and $1,086,116 accrued interest and payables to related parties in 2004 and 2003, respectively	3,105,351	3,903,274

TOTAL LIABILITIES	42,173,104	52,726,835

MINORITY INTEREST IN THE PARTNERSHIP	7,362,089	10,017,926

SHAREHOLDERS’ DEFICIT
Shares of beneficial interest, without par value; unlimited authorization; 2,048,701 and 1,997,601 shares issued and outstanding at January 31, 2004 and 2003, respectively	258,365	626,122

Treasury Stock; 844,636 and 855,736 shares, held at January 31, 2004 and 2003, respectively	(1,831,964)	(1,876,304)

TOTAL SHAREHOLDERS’ DEFICIT	(1,573,599)	(1,250,182)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$47,961,594	$61,494,579

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
	2004	2003	2002
REVENUE
Room	$15,963,373	$16,883,931	$16,735,937
Food and Beverage	1,271,756	1,383,997	1,442,860
Telecommunications	113,288	132,428	176,522
Other	411,827	527,155	682,301

TOTAL REVENUE	17,760,244	18,927,511	19,037,620

OPERATING EXPENSES
Room	4,111,480	4,316,261	4,212,891
Food and Beverage	1,181,246	1,412,847	1,343,183
Telecommunications	225,089	220,306	243,881
General and Administrative (includes $512,131, $754,267 and $726,103 of management and licensing fees to related parties for 2004, 2003 and 2002, respectively)	3,697,986	4,367,070	4,525,318
Sales and Marketing	1,671,689	1,682,563	1,503,472
Repairs and Maintenance	1,171,956	1,222,895	1,120,257
Hospitality	688,288	753,971	801,946
Utilities	1,187,088	1,364,119	1,293,352
Hotel Property Depreciation	2,285,218	2,091,619	2,008,476
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,246,662	1,403,789	1,326,193
Other	229,367	282,129	295,090
Expenses Incurred in Acquiring InnSuites Hotels	—	—	1,608,482
Loss on Impairment of Hotel Property	—	589,687	—
TOTAL OPERATING EXPENSES (includes $5,204,045, $5,891,208 and $5,592,951 in contract labor expense to related party for 2004, 2003 and 2002, respectively)	17,696,069	19,707,256	20,282,541
OPERATING INCOME (LOSS)	64,175	(779,745)	(1,244,921)
Interest Income	289	433	4,976
TOTAL INTEREST INCOME	289	433	4,976
Interest on Mortgage Notes Payable	2,064,186	2,173,999	2,026,274
Interest on Notes Payable to Banks	52,810	163,762	383,846
Interest on Notes Payable and Advances Payable to Related Parties	544,069	691,978	532,609
Interest on Other Notes Payable	10,290	9,549	7,373
TOTAL INTEREST EXPENSE	2,671,355	3,039,288	2,950,102
LOSS BEFORE MINORITY INTEREST	(2,606,891)	(3,818,600)	(4,190,047)
LESS MINORITY INTEREST	(773,258)	(1,063,940)	(942,000)
LOSS FROM CONTINUING OPERATIONS	$(1,833,633)	$(2,754,660)	$(3,248,047)

Loss from Discontinued Operations, Net of Minority Interest (includes $2,415,348, $3,230,700 and $3,270,336 in expenses to related parties)	(502,671)	(691,288)	(291,355)
Loss on Impairment of Hotel Property, Net of Minority Interest	(243,358)	—	—
Loss on Disposition of Hotels, Net of Minority Interest	(14,655)	—	—
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(2,594,317)	$(3,445,948)	$(3,539,402)
LOSS PER SHARE – Basic and Diluted
NET LOSS FROM CONTINUING OPERATIONS	$(0.90)	$(1.33)	$(1.52)
LOSS FROM DISCONTINUED OPERATIONS	(0.37)	(0.34)	(0.14)
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(1.27)	$(1.67)	$(1.66)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
– Basic and Diluted	2,035,200	2,068,508	2,137,203
CASH DIVIDENDS PER SHARE	$.02	$.01	$.01

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

BALANCE, JANUARY 31, 2001	$5,037,907
Stock Compensation	26,258
Net Loss Attributable to Shares of Beneficial Interest	(3,539,402)
Dividends	(21,479)
Purchase of Treasury Stock	(80,621)
Reallocation of Minority Interest	104,153

BALANCE, JANUARY 31, 2002	1,526,816
Net Loss Attributable to Shares of Beneficial Interest	(3,445,948)
Dividends	(20,010)
Purchase of Treasury Stock	(382,135)
Issuance of Shares of Beneficial Interest for Compensation	80,858
Related Party Fees Forgiven	534,599
Related Party Debt Forgiven	529,046
Reallocation of Minority Interest	(73,408)

BALANCE, JANUARY 31, 2003	(1,250,182)
Net Loss Attributable to Shares of Beneficial Interest	(2,594,317)
Dividends	(40,986)
Purchase of Treasury Stock	(29,095)
Issuance of Shares of Beneficial Interest	99,680
Related Party Fees Forgiven	530,721
Accrued Rent Forgiven by the Partnership	1,518,834
Proceeds from Sale of Hotel Property to Related Party in Excess of Carrying Value	192,910
Distribution to Minority Interest Holders	(128,049)
Reallocation of Minority Interest	126,885

BALANCE, JANUARY 31, 2004	$(1,573,599)

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEARS ENDED JANUARY 31,
	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest	$(2,594,317)	(3,445,948)	(3,539,402)
Adjustments to Reconcile Net Loss Attributable to Shares of Beneficial Interest to Net Cash Provided by (Used in) Operating Activities:
Stock Compensation Expense	—	—	26,258
Expenses Incurred in Acquiring InnSuites Hotels	—	—	1,608,482
Impairment of Hotel Property	458,401	589,687	—
Provision for Uncollectible Receivables	198,448	375,209	—
Minority Interest	(1,050,400)	(1,430,380)	(1,159,632)
Hotel Property Depreciation	2,977,583	3,395,844	3,056,489
Loss on Disposal Sale of Hotel Property	124,310	66,401	45,866
Amortization of Deferred Loan Fees	49,036	54,209	54,690
Capital Contribution from Waived Management and Licensing Fee Expense	530,721	534,599	—
Changes in Assets and Liabilities:
Decrease (Increase) in Prepaid Expenses and Other Assets	126,318	(61,844)	(608,104)
(Increase) Decrease in Accounts Receivable	(507,907)	(5,999)	207,846
(Decrease) Increase in Accounts Payable and Accrued Expenses	(224,509)	1,058,596	45,852

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	87,684	1,130,374	(261,655)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of InnSuites Hotels	—	—	(11,531)
Cash Acquired from InnSuites Hotels	—	—	85,294
Sale of Hotel Properties	12,150,503	—	—
Improvements and Additions to Hotel Properties	(1,863,893)	(1,684,244)	(2,366,932)
Change in Restricted Cash	(91,003)	129,193	(88,599)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,195,607	(1,555,051)	(2,381,768)

CASH FLOW FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(4,306,890)	(1,226,308)	(1,184,779)
Refinancing of Mortgage Notes Payable	—	2,136,844	5,658,276
Borrowings on Mortgage Notes Payable	—	—	5,100,000
Payments on Notes Payable to Banks	(3,087,250)	(677,750)	(11,300,000)
Borrowings on Notes Payable to Banks	440,000	—	3,325,000
Repurchase of Partnership Units	(337)	(2,788)	(30,060)
Repurchase of Treasury Stock	(29,095)	(73,066)	(80,621)
Payment of Dividends	(40,986)	(20,010)	(21,479)
Distributions to Minority Interest Holders	—	—	(68,480)
Payments on Notes and Advances Payable to Related Parties	(4,773,927)	(227,068)	(1,737,847)
Borrowings on Notes and Advances Payable to Related Parties	1,507,750	668,826	2,932,500
Borrowings on Other Notes Payable	—	—	25,838
Payments on Other Notes Payable	(81,075)	(65,484)	(79,822)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,371,810)	513,196	2,538,526

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,519)	88,519	(104,897)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88,519	—	104,897

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$88,519	$—

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) owns, as of January 31, 2004, through a partnership interest, eight hotels with an aggregate of 1,231 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate as InnSuites Hotels.

Prior to February 1, 2004, the Trust operated as a self-managed and self-administered “umbrella partnership real estate investment trust (“REIT”),” with operations through an operating partnership, RRF Limited Partnership, a Delaware limited partnership (the “Partnership”).  Effective February 1, 2004, the Trust terminated its election to be taxed as a REIT.  See Note 21 — “Subsequent Events.”   The Trust is the sole general partner of the Partnership and owned 51.54% and 50.80% of the Partnership as of January 31, 2004 and 2003, respectively. The Trust’s weighted average ownership for the years ended January 31, 2004, 2003 and 2002 was 51.12%, 49.80% and 48.45%, respectively.  The Partnership owns the hotel properties and incurs the related expenses.  The Hotels are leased to InnSuites Hotels, Inc. (“InnSuites Hotels”), a wholly-owned subsidiary of the Trust.  InnSuites Hotels holds the franchise agreement for each Hotel and operates the Hotels.  InnSuites Hotels contracted with Suite Hospitality Management, Inc. (the “Management Company”) for certain property management services and employment services as of February 1, 2001.  The Management Company was previously owned 9.8% by the James F. Wirth, Chairman, President and Chief Executive Officer of the Trust, until July 2, 2003.

InnSuites Hotels also contracts with InnSuites Licensing Corp. (the “Licensing Corp.”), an entity owned by the Management Company since February 2, 2004 and previously owned by Mr. Wirth, for certain trademark and licensing services.

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary.  Prior to February 1, 2001, InnSuites Hotels operated and managed all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc. (“InnSuites Innternational”), an entity owned by Mr. Wirth.  Pursuant to management contracts, InnSuites Hotels paid InnSuites Innternational an annual management fee of 2.5% of gross revenues for property management services.  Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operates and manages the Hotels with the assistance of the Management Company, an entity in which Mr. Wirth previously had a 9.8% ownership interest, pursuant to substantially the same terms as the InnSuites Innternational management agreements.  There were no termination fees charged in connection with the cancellation of the old management agreements.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  Effective February 1, 2003, the annual management fee charged by the Management Company to InnSuites Hotels was reduced to 2.0% of gross room revenues.  This reduction will be effective through January 31, 2005, when the annual management fee will return to the level stated in the original agreement.  On December 31, 2003, the Trust agreed to extend the current management agreements through January 31, 2008 in exchange for the Management Company forgiving $183,248 of accrued but unpaid fees.

InnSuites Hotels pays the Licensing Corp. an annual licensing fee of 2.5% of gross revenues (1.25% for those hotel properties which also carry a third-party franchise, such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks.  The trademark and licensing services agreements were modified on November 1, 2002 to reduce the annual licensing fee to 2.0% of gross room revenues (1.0% for those properties which also carry a third-party franchise).  The modification is in effect until January 31, 2005, when the trademark and licensing fees will return to the levels stated in the original agreement.  On December 31, 2003, the Trust agreed to extend the trademark and licensing services agreements through January 31, 2007 in exchange for the Licensing Corp. forgiving $347,473 of accrued but unpaid fees.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B.  Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit shall be convertible into one newly-issued Share of Beneficial Interest of the Trust, at any time at the option of the particular limited partner, if the Trust determines that such conversion would not cause the Trust to fail to qualify as a REIT.  The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  As of January 31, 2004, 1,401,475 Class A limited partnership units were issued and outstanding representing 10.6% of the total partnership units.  Additionally, as of January 31, 2004, 5,000,974 Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 37.9% of the total partnership units.  If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 6,402,449 Shares of Beneficial Interest of the Trust.  As of January 31, 2004, the Trust owns 6,809,068 general partner units in the Partnership, representing 51.5% of the total partnership units.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership, and the Trust owns all of the issued and outstanding classes of shares of InnSuites Hotels. Therefore, the financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries.  The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows.  Significant estimates and assumptions made by management are used for, but not limited to, the estimated useful lives of long-lived assets and estimates of future cash flows used to test a long-lived asset for recoverability, the fair values of the long-lived assets and the realization of net operating losses.

HOTEL PROPERTIES

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 15 years for furniture and equipment.

The Trust adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in accounting for its hotel properties effective the beginning of fiscal year 2003 and previously applied SFAS No. 121 in accounting for its hotel properties in fiscal year 2002.  Properties held for sale at the beginning of fiscal year 2003 continued to be accounted for under SFAS No. 121.  The adoption of SFAS No. 144 had no significant effect on the financial statements.

Management applies SFAS No. 144 to determine when it is required to test an asset for recoverability of its carrying value.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets.  Fair value is determined by the most current third-party property appraisal, if available.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no additional impairment of long-lived assets currently exists beyond the amounts recognized.

During fiscal year 2004, events and circumstances indicated that certain of the Trust’s properties held in use should be evaluated for impairment.  However, the Trust obtained updated third-party appraisals of the properties which indicated that the values of the properties exceeded their carrying values.  However, it is possible that future changes in the economic climate or real estate markets may adversely impact the fair values of the hotel properties, resulting in the need for the Trust to recognize an impairment expense to adjust the carrying value of those properties to their fair values.

Gains and losses on sales of properties are recognized at the time of sale or deferred to the extent required by GAAP.

The Trust will classify a hotel property as “held for sale” in the period (generally not to exceed one year) in which (1) it has made the decision to actively seek a buyer of the property and/or (2) a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of refundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner.  If these criteria are met, the Trust will record an impairment loss if the fair value less the costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation.

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

Room, food and beverage, telecommunications and other revenue are recognized as earned as services are provided and items are sold.

RECEIVABLES

Accounts receivable are carried at original amounts less an estimate made for doubtful receivables based on a review of outstanding amounts on a quarterly basis.  Management records an allowance for doubtful accounts for 50% of the balances over 90 days and 100% of the balances over

120 days.  Accounts receivables are written off when deemed uncollectible.  Recoveries, if any, of receivables previously written off are recorded when received.  The Trust does not charge interest on accounts receivable balances.

STOCK-BASED COMPENSATION

The Trust applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied.  In accordance with APB Opinion No. 25, compensation expense is recorded over the vesting period only if the current estimated market price on the underlying stock on the date an option is granted exceeds the exercise price.

No compensation cost has been recognized for options granted to employees for the years ended January 31, 2004, 2003 and 2002.  The following pro forma information presents pro forma net loss information as if compensation expense had been recognized for stock options as determined under the fair-value-based method prescribed by SFAS No. 123 using the Black-Scholes options pricing model:

	Years ended January 31
	2004	2003	2002
Net loss:
As reported	$(2,594,317)	$(3,445,948)	$(3,539,402)

Pro forma stock compensation expense	$(175)	$(14,024)	$(21,047)

Pro forma	$(2,594,492)	$(3,459,972)	$(3,560,449)

Net loss per share – basic and diluted:
As reported	$(1.27)	$(1.67)	$(1.66)

Pro forma	$(1.27)	$(1.67)	$(1.67)

No stock options were issued during the fiscal years ended January 31, 2004, 2003 and 2002.

INCOME TAXES

Prior to February 1, 2004, the Trust elected to be taxed as a REIT under Sections 856 through 860 of the U.S. Internal Revenue Code (the “Code”).  To qualify as a REIT, the Trust was required to meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders.  As a REIT, the Trust was not subject to federal corporate income tax on that portion of its net income that was distributed to shareholders.

Prior to February 1, 2004, the Trust accounted for deferred taxes utilizing a liability method whereby deferred tax assets were recognized for deductible temporary differences and deferred tax liabilities were recognized for taxable temporary differences.  Temporary differences were the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets were reduced by a valuation allowance when it was determined to be more likely than not that some portion or all of the deferred tax assets would not be realized.  Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.  See Note 21 – “Subsequent Events.”

Prior to February 1, 2004, the Trust accounted for deferred taxes utilizing a liability method whereby deferred tax assets were recognized for deductible temporary differences and deferred tax liabilities were recognized for taxable temporary differences.  Temporary differences were the differences between the reported amounts of assets and liabilities their tax bases.  Deferred tax assets were reduced by a valuation allowance when it was determined to be more likely than not that some portion or all of the deferred tax assets would not be realized.  Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

DIVIDENDS AND DISTRIBUTIONS

The Trust expects to pay dividends.  The Trust’s ability to pay dividends is largely dependent upon its receipt of distributions from the Partnership.

MINORITY INTEREST

The Trust accounts for minority interest in accordance with EITF Issue No. 94-2 “Treatment of Minority Interests in Certain Real Estate Investments” and EITF Issue No. 95-7 “Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts.”

Minority interest in the Partnership represents the limited partners’ proportionate share of the capital and earnings of the Partnership.  Income or loss is allocated to the minority interest based on its weighted average ownership percentage in the Partnership throughout the period, and capital is allocated based on its ownership percentage at year-end.  Any difference is recorded as a reallocation of minority interest as a component of shareholders’ equity.

LOSS PER SHARE

Basic and diluted loss per Share of Beneficial Interest have been computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the periods.

For the twelve months ended January 31, 2004, 2003 and 2002, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 6,457,165, 6,673,808 and 6,810,436 in addition to the basic shares outstanding for fiscal year 2004, 2003 and 2002, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units are anti-dilutive due to the losses for each of the aforementioned years.  Therefore, they have not been included in the number of issued and outstanding Shares of Beneficial Interest used in the calculation of diluted earnings per share.

For the twelve months ended January 31, 2004, 2003 and 2002, 246,000, 253,200 and 272,300 stock options, respectively, are not included in the computation of diluted earnings per share as their inclusion would have an antidilutive effect because of losses and the fact that the option exercise prices are greater than the average market price of the Trust’s Shares of Beneficial Interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies.  Due to their short maturities, cash and cash equivalents are carried at cost, which reasonably approximates fair value.

The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities.  The carrying value of accounts payable and accrued expenses and other notes payable approximates fair value, due to their short-term nature.  See Note 14 – “Fair Value of Financial Instruments.”

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a real estate investment trust that owns eight hotel properties with an aggregate of 1,231 suites in Arizona, southern California and New Mexico.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $1,095,000, $1,205,000 and $1,210,000 for the years ended January 31, 2004, 2003, and 2002, respectively.

PENDING ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” FIN 46 was subsequently amended by FIN 46R.  This Interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.  This Interpretation is effective immediately for variable interest entities created after December 31, 2003 and no later than the beginning of the first interim or annual reporting period ending after March 15, 2004 for interests in variable interest entities that were acquired prior to February 1, 2003.  While management has not yet completed its evaluation of the requirements of FIN 46R, management believes it is probable the Trust will consolidate, or be required to provide certain additional disclosures with respect to, the Management Company and the Licensing Corp. when FIN 46R becomes effective.  On an aggregate basis, unaudited financial statements of the Management Company and the Licensing Corp. for the year ended January 31, 2004 included the following:

Gross revenue	$9,182,544
Net income	411,572
Assets, primarily receivables	358,239
Liabilities, primarily debt	1,247,716
Deficit	(889,477)

The Trust recognized expense totaling $440,530, $369,896 and $679,619 for management fees to the Management Company for the years ended January 31, 2004, 2003 and 2002, respectively, and $7,389,988, $8,756,842 and $8,524,902 for leased labor services provided by the Management Company for the years ended January 31, 2004, 2003 and 2002, respectively.  The Trust also recognized expense totaling $301,007, $214,838 and $384,868 for licensing fees to the Licensing Corp. for the years ended January 31, 2004, 2003 and 2002, respectively.

When FIN 46R becomes effective, the net amount that may be added to the Trust’s balance sheet may be reported either as a cumulative effect of an accounting change adjustment presented as of the beginning of the then-current financial statements or by restating previously issued financial statements with a cumulative effect adjustment presented as of the beginning of the first year restated.  Since the Trust is not required to restate its financial statements, it does not intend to do so.

RECLASSIFICATIONS

Certain prior year balances on the balance sheet and statement of operations have been reclassified to conform to current year presentation with no effect on net loss or total shareholders’ (deficit) equity.  In January 2003, SFAS No. 145 “Rescission of SFAS No. 4, 44, 64, and Amendment of SFAS No. 13 and Technical Corrections” became effective.  SFAS No. 145 prevents gains or losses on the extinguishment of debt not meeting the criteria of APB No. 30 from being treated as an extraordinary item.  We adopted SFAS No. 145 in February 2003, and as a result, the charge of $322,153 recorded in fiscal year 2002 as an extraordinary loss has been reclassified to general and administrative expenses.

3.  HOTEL PROPERTIES

As of January 31 of the respective years, hotel properties, and hotel properties held for sale, consisted of the following:

	2004	2003

Land	$3,182,368	$5,315,026
Building and improvements	34,274,136	53,687,448
Furniture, fixtures and equipment	6,748,816	10,087,057

Total hotel properties	44,205,320	69,089,531
Less accumulated depreciation	10,120,000	12,701,266

Hotel properties, net	$34,085,320	$56,388,265
Hotel properties, held for sale	$11,733,371	$3,100,000

4.  ACQUISITIONS

In December 2000, InnSuites Hotels and the Trust established independent review groups to consider altering the current structure of the management and operations of the Hotels pursuant to the provisions of the REIT Modernization Act.  Effective February 1, 2001, the Trust acquired all of the issued and outstanding common and preferred equity stock of InnSuites Hotels for $11,531 in cash consideration and the assumption of approximately $1.6 million of net liabilities.  Prior to the acquisition, InnSuites Hotels was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., a wholly-owned affiliate of Mr. Wirth and his spouse, and 67.2% by unrelated parties.

Following the acquisition, the management contracts relating to the Hotels between InnSuites Hotels and InnSuites Innternational Hotels, Inc. were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with the Management Company, 9.8% of which was owned by Mr. Wirth prior to July 1, 2003, when Mr. Wirth sold his interest to the majority stockholder.  There were no termination fees charged in connection with the cancellation of the old management contracts.  In exchange for its assumption of the management agreements, the

Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  Effective February 1, 2001, the Partnership, InnSuites Hotels and the Management Company entered into an amended Intercompany Agreement whereby, subject to certain terms and conditions, the Partnership granted InnSuites Hotels a right of first refusal to lease, and the Management Company a right of first refusal to operate, any real property acquired by the Partnership.  In return, the Partnership was granted a right of first refusal to pursue opportunities presented to InnSuites Hotels or the Management Company to purchase investments in real estate, hotel properties, real estate mortgages, derivatives or entities that invest in any of the foregoing.  To date, the Trust has not purchased or used derivatives.  In connection with the acquisition of InnSuites Hotels by the Trust, the rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions and the employees of InnSuites Hotels became employees of the Management Company.  The acquisition of InnSuites Hotels by the Trust resulted in the following benefits: (1) a more direct relationship between the Hotels and the Trust, (2) the inclusion of InnSuites Hotels’ revenues in excess of required rent payments in the Trust’s consolidated financial reports, (3) the elimination of potential conflicts of interest and (4) the reduction of certain administrative costs relative to the operation of the Hotels and the administration of the Percentage Leases.

5.  MORTGAGE NOTES PAYABLE

At January 31, 2004, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from January 1, 2006 to May 1, 2016.  Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2004, 2003 and 2002 were 7.72%, 8.33% and 8.13%, respectively.

The following table summarized the Trust’s mortgage notes payable as of January 31:

	2004	2003
Mortgage note payable, due in monthly installments of $38,196, including interest at 8% per year, through July 23, 2009, secured by the San Diego property with a carrying value of $4.9 million at January 31, 2004.	$4,813,525	$4,878,637

Mortgage note payable, due in variable monthly installments, including interest at prime rate plus 1.0% per year, through July 29, 2009, secured by the Tucson St. Mary’s property with a carrying value of $9.7 million at January 31, 2004.	4,374,542	4,459,983

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through April 27, 2016, secured by the Tucson Oracle property with a carrying value of $5.5 million at January 31, 2004.	4,576,229	4,785,798

Mortgage note payable, due in monthly installments of $71,141, including interest at 8.28% per year, through May 11, 2011, secured by the Ontario property with a carrying value of $7.7 million at January 31, 2004.	8,711,653	8,828,766

Mortgage note payable, due in monthly installments of $15,858, including interest at 8.875% per year, through September 1, 2015, secured by the Albuquerque property with a carrying value of $2.1 million at January 31, 2004.	1,379,904	1,444,580

Mortgage note payable, due in monthly installments of $42,886, including interest at 8.25% per year, through April 1, 2014, secured by the Northern Phoenix property with a carrying value of $3.2 million at January 31, 2004.	3,523,469	3,737,720

Mortgage note payable, due in monthly installments of $41,168, including interest at 9.25% per year, through August 1, 2011, secured by the Yuma property with a carrying value of $5.8 million at January 31, 2004.	2,685,306	2,919,051

Mortgage note payable, due in monthly installments of $27,573, including interest at 8.5% per year, through January 1, 2006, secured by the Tempe property with a carrying value of $6.8 million at January 31, 2004.	1,741,087	1,915,818

Mortgage note payable, paid in full upon the sale of the Buena Park property which occurred on October 16, 2003.	—	3,142,252

Totals	$31,805,715	$36,112,605

Mr. Wirth and certain of his affiliates have guaranteed $5,845,475 of the mortgage notes payable.  The net book value of properties securing the mortgage notes payable at January 31, 2004 and 2003 was $45,747,000 and $53,869,622, respectively.  See Note 9 – “Minimum Debt Payments” for scheduled minimum payments.

6.  NOTES PAYABLE TO BANKS

On July 11, 2001, the Trust obtained a bank term loan in the amount of $1,825,000 secured by its Scottsdale property and a $1,500,000 bank line of credit secured by its Flagstaff property.  On March 21, 2003, in connection with the sale of the Scottsdale property to Scottsdale Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Mr. Wirth, the $1,500,000 balance of the bank term loan was fully satisfied.  On August 21, 2003, in connection with the sale of its Flagstaff property to Flagstaff Grand Canyon Resort, LLC, an affiliate of Mr. Wirth, the Trust fully satisfied the bank line of credit. There is no amount available at January 31, 2004 under this bank line of Credit See Note 19 – “Hotel Properties Held for Sale and Sale of Hotel Properties.”

7.  NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase additional general partnership units in the Partnership and to fund working capital and capital improvement needs. The aggregate amounts outstanding to related parties were approximately $6.9 million and $9.9 million as of January 31, 2004 and January 31, 2003, respectively. The notes and advances payable to related parties are as follows as of January 31 of the respective years:

	2004	2003
Note payable to Steve Robson, Trustee of the Trust, bearing interest at 7% per annum, secured by Class A limited partnership units in the Partnership, and due in monthly principal and interest payments of $25,000 through December, 2004.	$239,667	$553,449

Unsecured notes payable to Rare Earth Financial, LLC, an affiliate of Mr. Wirth, bearing interest at 7% per annum, and due in a one-time installment of $514,500 on February 15, 2004. Paid in full during February 2004.	514,500	—

Unsecured note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum. A principal payment of $500,000 is due on March 15, 2004. The remaining unpaid principal balance and accrued interest is due on March 15, 2005.	2,000,000	2,000,000

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by the Partnership’s equity in Baseline Hospitality Properties LP, and due in monthly principal and interest payments of $13,860 through July 2006. During fiscal year 2004, $136,290 of accrued interest was added to the principal balance.	2,072,893	1,947,000

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by the Partnership’s equity in Baseline Hospitality Properties LP, and due in monthly principal and interest payments of $9,179 through July 2007. During fiscal year 2004, $263,014 of accrued interest was added to the principal balance.	1,379,646	3,802,500

Note payable to Hulsey Hotels Corporation, an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $10,488 through March 2007.	356,550	438,000

Note payable to Mr. Wirth, bearing interest at 7% per annum, secured by Shares of Beneficial Interest in the Trust, and due in monthly installments of $5,508 through March 2007.	187,230	230,000

Unsecured note payable to Mr. Wirth, bearing interest at 7% per annum, and due in monthly installments of $2,993 through March 2007.	101,755	125,000

Note payable to Mr. Wirth, paid in full during fiscal year 2004.	—	282,454

Note payable to Capital Resource Lenders-I, L.L.C., an affiliate of Mr. Wirth, paid in full during fiscal year 2004 in connection with the sale of the Scottsdale property.	—	412,750

Note payable to Fort Worth/Dallas Suite Hospitality Partnership, an affiliate of Mr. Wirth, paid in full during fiscal year 2004.	—	110,000

Totals	$6,852,241	$9,901,153

During the second and third quarters of fiscal year 2004, the Trust issued five promissory notes in the amount of $208,000, $75,000, $200,000, $110,000 and $60,000 to Rare Earth Development Company, an affiliate of Mr. Wirth, all of which were paid in full in the third quarter of fiscal year 2004 utilizing a portion of the cash proceeds from the sale of the Buena Park property.

During the second quarter of fiscal year 2004, the Trust issued a promissory note in the amount of $225,000 to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, which was paid in full in the third quarter of fiscal year 2004 utilizing a portion of the cash proceeds from the sale of the Buena Park property.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $205,101, $28,373 and $222,047 for the twelve months ended January 31, 2004, 2003 and 2002, respectively.  The Trust incurred interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $515,214, $623,522 and $495,995 for the twelve months ended January 31, 2004, 2003 and 2002, respectively.

8.  OTHER NOTES PAYABLE

As of January 31, 2004, the Trust had $169,277 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 104,542 Class A limited partnership units in the Partnership and the repurchase of 40,500 Shares of Beneficial Interest in privately negotiated transactions.  The promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2008.  The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2003, the Trust had outstanding $162,553 in secured promissory notes to unrelated third parties arising from the repurchase of certain limited partnership units and Shares of Beneficial Interest.

9.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2004 are as follows in the respective fiscal years indicated:

FISCAL YEAR ENDED	AMOUNT
2005	$2,820,297
2006	4,513,880
2007	3,545,571
2008	2,760,855
2009	1,489,402
Thereafter	23,697,228

$38,827,233

10.  DESCRIPTION OF CAPITAL STOCK

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest are held in treasury and are available for future acquisitions and financings and/or for awards granted under the Trust’s 1997 Stock Incentive and Option Plan.  During fiscal year 2004, the Trust acquired 22,500 Shares of Beneficial Interest in open market transactions at an average price of $1.29 per share and 57,509 limited partnership units in privately negotiated transactions at an average price of $1.53 per unit.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust is authorized to repurchase an additional 269,891 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

For the years ended January 31, 2004, 2003 and 2002, the Trust repurchased 22,500, 191,343 and 49,150 Shares of Beneficial Interest at an average price of $1.29, $2.00 and $1.64 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ (Deficit) Equity.

11.  FEDERAL INCOME TAXES

The Trust has an income tax net operating loss carryforward of approximately $21.1 million at January 31, 2004.  The quarterly allocation of cash dividends paid per Share of Beneficial Interest and the characterization of dividends as either ordinary income or return of capital for an individual shareholder’s income tax purposes were as follows:

	CALENDAR 2003			CALENDAR 2002			CALENDAR 2001
Month Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid

January	—	$.01	$.01	—	$.01	$.01	—	—	—
May	—	—	—	—	—	—	—	—	—
July	—	—	—	—	—	—	—	—	—
October	—	—	—	—	—	—	—	—	—
Total	—	$.01	$.01	—	$.01	$.01	—	—	—

The tax status of distributions to shareholders in calendar 2004 will be dependent on the level of the Trust’s earnings in that year.  If certain changes in the Trust’s ownership should occur, there could be an annual limitation on the amount of carryforwards that can be utilized, which could potentially impair the ability to utilize the full amount of the carryforwards.

The total dividends per Share of Beneficial Interest applicable to operating results for the years ended January 31, 2004, 2003 and 2002, amounted to $0.02 per share, $0.01 per share and $0.01 per share, respectively.

The Trust has federal and state net operating loss carryforwards which are estimated to expire as follows:

	Amount
Year	Federal	State
2006	$—	$189,269
2007	—	1,311,779
2008	4,476,203	1,166,687
2012	5,056,761	—
2013	—	252,410
2018	3,883,556	—
2019	1,163,799	—
2020	1,979,025	—
2021	250,847	—
2022	1,580,590	—
2023	1,671,294	—
2024	1,255,660	—
	$21,317,735	$2,920,145

The Trust has deferred tax assets related to the net operating loss of approximately $7,425,000 and $6,825,000 as of January 31, 2004 and January 31, 2003, respectively, which were offset by 100% valuation allowances.

InnSuites Hotels has a net operating loss carryforward of $1.6 million which expires in 2021.  For the years ended January 31, 2004 and 2003, InnSuites Hotels did not record any income tax expense or liability provision since InnSuites Hotels incurred a net loss during each fiscal year.  Deferred tax assets related to the net operating loss of approximately $640,000 and $560,000, as of January 31, 2004 and January 31, 2003, respectively, were offset by 100% valuation allowances.

In addition to the net operating losses carryforward, there are other deferred tax assets which are fully allowed for at January 31, 2004 and January 31, 2003.  Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.

12.  ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS

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

13.  OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

The Initial Hotels were acquired by the Partnership from entities in which Mr. Wirth and his affiliates had substantial ownership interests.  Mr. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels.  As of January 31, 2004 and 2003, Mr. Wirth and his affiliates held 5,000,974 Class B limited partnership units, which represented 37.9% of the total outstanding partnership units.  As of January 31, 2004 and 2003, Mr. Wirth and his affiliates held 455,000 Shares of Beneficial Interest in the Trust, which represented 22.2% of the total issued and outstanding Shares of Beneficial Interest.

During the fourth quarter of fiscal year 2004, the Partnership forgave $3,134,130 of rent accrued but unpaid by InnSuites Hotels, which had a net effect of increasing the Trust’s Shareholders’ Equity by $1,518,834.

At January 31, 2004 and 2003, the Trust owned a 51.54% interest and 50.80% interest, respectively, in the Hotels through its sole general partner’s interest in the Partnership.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust’s significant financial instruments at January 31, 2004 and 2003 are as follows:

	2004		2003
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$31,805,715	$33,747,000	$36,112,605	$36,216,000

Notes payable to banks	—	—	2,647,250	2,647,000

Notes and advances payable to related parties	6,852,241	6,644,000	9,901,153	9,473,000

Other notes payable	169,277	170,000	162,553	162,000

15.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2004	2003	2002
Cash paid for interest	$3,030,616	$3,069,003	$3,480,116

Promissory notes issued by the Trust to acquire Class A limited partnership units	87,800	79,000	25,838

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	—	433,000	—

Promissory notes issued by the Trust to acquire Class B limited partnership units	—	438,000	—

Shares issued to Trustees and Officers in exchange for services	43,680	80,858	—

Mortgage notes payable refinanced	—	7,263,156	—

Accrued interest forgiven by related party	—	670,629	—

Accrued interest reclassified to principal due on notes payable to related parties	417,264	—	—

Promissory notes assigned to satisfy notes payable to related parties	200,000	—	—

The acquisition of InnSuites Hotels in fiscal year 2002 resulted in the following changes in assets and liabilities, and expense recognition:

Increase in cash and cash equivalents	$(85,294)
Increase in accounts receivable	(1,173,721)
Increase in prepaid expenses and other assets	(223,221)
Increase in accounts payable and accrued expenses	2,447,353
Increase in loans payable to Trust	631,834
Expense incurred in acquiring InnSuites Hotels	(1,608,482)

Net cash paid for acquisition	$(11,531)

The Trust issued 40,000, 16,610 and 59,000 Shares of Beneficial Interest during the years ended January 31, 2004, 2003 and 2002, respectively, in exchange for Class A limited partnership units.  The issued Shares of Beneficial Interest were valued at $56,000, $23,254 and $104,000, respectively.

16.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2004, 2003 and 2002 was $188,290, $186,850 and $178,665, respectively, plus a variable component based on gross revenues of each property that totaled approximately $74,000, $82,000 and $75,000, respectively.

Future minimum lease payments under these non-cancelable ground leases are as follows:

Fiscal Year Ending
2005	$188,290
2006	188,290
2007	188,290
2008	188,290
2009	188,290
Thereafter	6,369,486

Total	$7,310,936

InnSuites Hotels has agreements with the Management Company for hotel management services and the Licensing Corp. for licensing and trademark services.  The Management Company agreement expires on January 31, 2008 and the Licensing Corp. agreement expires on January 31, 2007.  The fees payable under these agreements are based on Hotel revenue and do not include any minimum payment provisions.

All fees charged by the Management Company and the Licensing Corp, except those waived, have been accrued by the Trust.  The Trust expects any suspension of fees during fiscal year 2005 to increase cash available to the Trust.

The Trust is obligated to make funds available to the Hotels for capital expenditures (the “ Fund”), as determined in accordance with the Percentage Leases.  The Fund applicable to the six hotel properties for which a mortgage lender escrow exists is restricted by the mortgage lenders and is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”  The amounts obligated under the Fund are 4% of the individual Hotels’ total revenue.

InnSuites Hotels has entered into franchise arrangements with certain third parties for five of the hotel properties, with four Best Western hotels and one Holiday Inn hotel.  These agreements provide for fees to be paid by InnSuites Hotels based on revenue and reservations received, and contain no minimum payment provisions.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business.  Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Trust.

The Trust is involved from time to time in various other claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust’s consolidated financial position, results of operations or liquidity.

17.  STOCK OPTION PLAN

During fiscal year 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the “Plan”).  Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, officers, other key employees, consultants, advisors and similar employees of the Trust and certain of its subsidiaries and affiliates.  The number of options that may be granted in a year is limited to 10% of the total Shares of Beneficial Interest and limited partnership units in the Partnership (Class A and Class B) outstanding as of the first day of such year.

Generally, granted options expire 10 years from the date of grant, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable.  Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted in fiscal year 2004, 2003 or 2002.  All outstanding options vested in July 2003.  The Plan currently has 506,800 options available to grant.

The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2004, have been issued.

The following table summarizes the stock option activity during fiscal years 2004, 2003 and 2002, and provides information about the stock options outstanding at January 31, 2004:

	Number of Options	Weighted– Average Exercise Price
Stock Option Activity

Outstanding, January 31, 2001	344,100	$2.50
Granted	—	—
Forfeited	(71,800)	2.50
Exercised	—	—

Outstanding, January 31, 2002	272,300	$2.50
Granted	—	—
Forfeited	(19,100)	2.50
Exercised	—	—

Outstanding, January 31, 2003	253,200	$2.50
Granted	—	—
Forfeited	(7,200)	2.50
Exercised	—	—

Outstanding, January 31, 2004	246,000	$2.50

Stock Option Information	January 31, 2004

Options exercisable	246,000
Weighted Average Exercise Price	$2.50
Weighted Average Remaining Contractual Life	4.65

For stock options granted to non-employees of the Trust, compensation was recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model.  During the year ended January 31, 2000, the Trust granted 28,200 stock options to non-employees.  The Trust did not grant any stock options to non-employees during fiscal years 2004, 2003, 2002, or 2001.  The fiscal year 2000 grants resulted in the recognition of compensation expense of approximately $26,000 for the year ended January 31, 2002.  There was no equity-related compensation expense recorded during the years ended January 31, 2004 and 2003.

18.  QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the results of operations, by quarter, for the fiscal years ended January 31, 2004 and 2003.  Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included.  The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

FISCAL 2004	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2004

Total revenue	$5,729,225	3,687,158	3,962,428	4,381,433	$17,760,244

Total revenue less interest expense on mortgage loans and operating expenses	$369,886	(1,054,039)	(685,062)	(630,796)	$(2,000,011)

Net income (loss)	$147,099	(1,004,921)	(951,141)	(782,470)	$(2,594,317)

Income (loss) per share – basic	$.07	(.50)	(.46)	(.38)	$(1.27)

Income (loss) per share – diluted	$(.01)	(.50)	(.46)	(.38)	$(1.27)

Dividends declared per share	$—	—	—	.02	$.02

FISCAL 2003	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2003

Total revenue	$6,104,857	4,347,344	4,216,888	4,258,422	$18,927,511

Total revenue less interest expense on mortgage loans and operating expenses	$744,219	(1,032,845)	(954,916)	(1,710,202)	$(2,953,744)

Net income (loss)	$618,422	(730,999)	(977,581)	(2,691,737)	$(3,445,948)

Income (loss) per share – basic	$.29	(.34)	(.49)	(1.35)	$(1.67)

Income (loss) per share – diluted	$.06	(.34)	(.49)	(1.35)	$(1.67)

Dividends declared per share	$—	—	—	.01	$.01

19.  HOTEL PROPERTIES HELD FOR SALE AND SALE OF HOTEL PROPERTIES

Depreciation expense that would have been taken on hotel properties held for sale for the twelve months ended January 31, 2002 was approximately $160,000.

A purchase agreement was entered into on February 25, 2003 between the Partnership and Lennar Homes of California, Inc., an unaffiliated third party (“Lennar Homes”), for the purchase by Lennar Homes of the San Diego, California property for $9,600,000. Lennar Homes deposited $185,000 into an escrow account on February 25, 2003, which amount was fully-refundable at the time.  Pursuant to the terms of the purchase agreement, two non-refundable payments totaling $20,000 in the aggregate were released to the Partnership from the escrow account during the quarter ended April 30, 2003.  On June 6, 2003, the remaining $165,000 in the escrow account was released to the Partnership, which amount is also non-refundable, except in the event of a condemnation of the property. On June 6, 2003, when the total escrow funds of $185,000 became non-refundable, except in the case of condemnation, the Trust reclassified the property for accounting purposes from “held and used” to “held for sale.”  As of January 31, 2004, $235,000 of total escrow funds have become non-refundable.  The Trust does not expect to incur a loss on this sale.

The Trust has entered into a purchase agreement with Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Mr. Wirth, to sell the property for its appraised value of $6.8 million.  During the fourth quarter of fiscal year 2004, the Trust recognized an impairment expense of $129,000 to reduce the hotel’s carrying value to the sales price.  The decrease in value was due to increased competition in the Tempe area due to a greater supply of hotel rooms.  The Trust has reclassified its Tempe, Arizona property for accounting purposes from “held and used” to “held for sale” at the end of the third quarter of fiscal year 2004.  See Note 21 – “Subsequent Events.”

On March 21, 2003, the Trust sold its Scottsdale, Arizona property to Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Mr. Wirth, for its appraised and carrying value of $3.1 million.  During fiscal year 2003, the Trust recorded a loss on impairment of $590,000 on the property.  The property’s decrease in value was due to changes in the economic condition, and decreased prospects for future development, in its immediate area.  Eldorado paid for the hotel by assuming $1.1 million of the Trust’s notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, assuming $500,000 of the Partnership’s notes payable to Capital Resource Lenders-I, L.L.C., an affiliate of Mr. Wirth, and paying the Trust’s term loan of $1,500,000 to the lender in full.  See Note 21 — “Subsequent Events.”

On August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff Grand Canyon Resort, LLC (“Flagstaff Resort”), an affiliate of Mr. Wirth, for a cash payment equal to its appraised value of $2,775,000.  The Trust used the proceeds to fully satisfy its $1.5 million bank line of credit and to reduce its notes payable to Rare Earth Financial by $1,275,000.  As of August 21, 2003, the Trust’s bank line of credit and bank term loan were fully satisfied.  The sales price exceeded the property’s carrying value by $377,330, which was recorded as a capital contribution to the Partnership.

On October 16, 2003, the Trust sold its Buena Park, California property to CVTI, LLC, an unrelated third party (“CVTI”), for $6.5 million.  The purchase price was satisfied with $6.3 million in cash and a $200,000 promissory note issued by CVTI to the Trust.  The Trust subsequently assigned the $200,000 promissory note to Rare Earth Financial to satisfy $200,000 of a certain note payable held by Rare Earth Financial.  The Trust used the cash proceeds to fully satisfy the bank mortgage note on the property in the amount of $3,082,574, to reduce certain notes payable to Mr. Wirth and his affiliates and Mr. Robson in the aggregate amount of $1.5 million and to reduce trade accounts payable.  In connection with this sale, the Trust recorded a loss of $29,000.  During the second quarter of fiscal year 2004, the Trust recorded a loss on impairment of $328,976 related to the Buena Park property.  The loss was recorded to reduce the asset’s carrying value to the sales price.  The decrease in value was due to a slowdown in leisure travel to the Southern California area caused by global terror concerns and an overall sluggish economic environment.

20.  DISCONTINUED OPERATIONS

The results of operations for the Tempe, San Diego, Buena Park, and Flagstaff properties are included in discontinued operations on the statement of operations for the fiscal years ended January 31, 2004, 2003 and 2002.  The Flagstaff property was sold by the Trust for $2,775,000 during the third quarter of fiscal year 2004 to an affiliate of Mr. Wirth.  The Partnership recorded a capital contribution in the amount of $377,000, the amount of the purchase price that exceeded the property’s carrying value, $193,000 of which was attributable to Shares of Beneficial Interest.  The Buena Park property was sold by the Trust to CVTI, LLC, an unrelated third party, for $6.5 million during the third quarter of fiscal year 2004.  The Trust had previously reduced the book value of the property during the second quarter of fiscal year 2004 by $329,000 to its selling price of $6.5 million.  During the third quarter of fiscal year 2004, the Trust reclassified its Tempe property from “held and used” to “held for sale.”  The Trust has entered into a contract to sell the property to an affiliate of Mr. Wirth for its appraised value of $6.8 million.  The Trust has recorded an impairment expense of $129,000 during the fourth quarter of fiscal year 2004 to write down the value of the property to its sales price.  During the fourth quarter of fiscal year 2003, the Trust reclassified its San Diego property from “held and used” to “held for sale.”  The Trust has entered into a contract to sell the property to a third party for $9.6 million.  The Trust does not expect to incur a loss on the sale of this property.

The following table provides certain aggregate financial and operation information for the properties classified as discontinued operations:

	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002
Hotel Property Carrying Value	$11,733,371	$21,397,057		*
Total Revenue	$6,451,084	$8,012,962	$8,618,389
Net Loss, Net of Minority Interest	$(760,684)	$(691,288)	$(291,355)

* Not presented in current financials.

21.  SUBSEQUENT EVENTS

On March 25, 2004, the Trust sold its Tempe, Arizona property to Tempe/Phoenix Airport Resort LLC, an affiliate of Mr. Wirth, for $6.8 million, its appraised value.  Tempe/Phoenix Airport Resort LLC satisfied the purchase price by assuming $5.1 million of the Trust’s notes payable to Mr. Wirth and his affiliates and assuming the $1.7 million mortgage note secured by the property.

On April 1, 2004, the Trust sold its San Diego, California property to a third party for $9.7 million, which was paid in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property.  The Trust used $1.1 million of the remaining proceeds from the sale to satisfy related party notes payable, $700,000 to reduce trade payables and retained the remaining proceeds for future operations and capital improvements.

On February 2, 2004, the Trust purchased 433,036 Class B limited partnership units in the Partnership from affiliates of Mr. Wirth at a purchase price equal to the closing price of the Trust’s Shares of Beneficial Interest on that date.  The Trust made a down payment of $2,500 and issued five promissory notes, each bearing interest at 7% per annum, totaling $974,332.  The notes will be amortized over 84 months, with periodic principal and interest payments equal to $14,668 commencing on March 2, 2004.

Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.

As a REIT, the Trust was required to distribute at least 90% of its net taxable income annually in order to maintain its REIT qualification. No such minimum-distribution requirements apply to the Trust beginning on February 1, 2004.

With the relinquishment of the Trust’s REIT status, the Trust will be taxed under the general rules applicable to C corporations.  Consequently, the Trust could pay up to 35% of its taxable income in federal taxes and also pay applicable state taxes.  As a C corporation, the Trust’s distributions in respect of its Shares of Beneficial Interest will be taxed as dividends to the extent of the Trust’s current and accumulated earnings and profits.  Distributions in excess of the Trust’s current and accumulated profits will be taxed to a shareholder as a return of capital to the extent of the shareholder’s tax basis in his Shares of Beneficial Interest, and the amount of a distribution in excess of the shareholder’s tax basis will be taxed as a capital gain (a long term capital gain if the shareholder has held the Shares of Beneficial Interest for more than one year).  Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the maximum federal income tax rate applicable to dividends and long term capital gains derived from a stock investment is 15%.  On the other hand, distributions to corporate shareholders may be eligible for the dividends received deduction, subject to certain limitations in the Internal Revenue Code, whereas distributions from REITs are not eligible for the dividends-received deduction.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2004

	Initial Cost to Tenant			Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Phoenix Best Western
Phoenix, Arizona	$3,523,469	$418,219	$2,922,884	$—	$32,764	$418,219	$2,955,648
InnSuites Hotels and Suites
Tempe/Phoenix Airport/South Mountain
Tempe, Arizona	1,741,087	686,806	6,548,348	(12,828)	(904,512)	673,978	5,643,836
InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	4,576,229	—	4,220,820	—	2,031,452	—	6,252,272
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	2,685,306	251,649	4,983,292	—	1,214,524	251,649	6,197,816
Holiday Inn
Airport Ontario Hotel and Suites
Ontario, California	8,711,653	1,633,064	5,450,872	—	1,520,459	1,633,064	6,971,331
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	4,374,542	900,000	9,166,549	(20,564)	549,676	879,436	9,716,225
InnSuites Hotels and Suites
San Diego Hospitality
San Diego, California	4,813,525	700,000	3,972,785	—	377,906	700,000	3,733,442
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,379,904	—	1,903,970	—	276,874	—	2,180,844

	$31,805,715	$4,589,738	$39,169,520	$(33,392)	$5,099,143	$4,556,346	$43,651,414

	Total (A)	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Phoenix Best Western
Phoenix, Arizona	$3,373,867	$518,090	$2,855,777	1980	1998	5-40 years

InnSuites Hotels and Suites
Tempe/Phoenix Airport/South Mountain
Tempe, Arizona	6,317,814	—	6,317,814	1982	1998	5-40 years

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	6,252,272	1,034,594	5,217,678	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	6,449,465	1,037,087	5,412,378	1982	1998	5-40 years

Holiday Inn
Airport Ontario Hotel and Suites
Ontario, California	8,604,395	1,464,180	7,140,215	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	10,595,661	1,481,383	9,114,278	1960	1998	5-40 years

InnSuites Hotels and Suites
San Diego Hospitality
San Diego, California	4,433,442	—	4,433,442	1946	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,180,844	366,210	1,814,634	1975	2000	5-40 years

	$48,207,760	$5,901,544	$42,306,216

(See accompanying independent auditors report.)

(A)          Aggregate cost for federal income tax purposes at January 31, 2004 and 2003 are as follows:

	2003	2004
Land	$4,638,585	3,542,733
Buildings and improvements	35,269,919	25,999,097
	$39,908,504	29,541,830

Reconciliation of Real Estate:

Balance at January 31, 2002	$61,590,960
Impairment of Hotel Property	(567,798)
Improvement to Hotel Properties	727,620

Balance at January 31, 2003	$61,750,782
Impairment of Hotel Properties	(2,827,457)
Sale of Hotel Properties	(10,986,348)
Improvement to Hotel Properties	888,032

Balance at January 31, 2004	$48,825,009

SCHEDULE IV

MORTGAGES LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/04 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	8.875%	9/1/2015	180 monthly installments	$1,575,000	$1,379,904
Mortgage Note Secured by Phoenix, AZ property	8.250%	4/1/2014	180 monthly installments	$4,420,596	$3,523,469
Mortgage Note Secured by Tempe, AZ property	8.500%	1/1/2006	120 monthly installments, with balloon payment of $1,361,852 due at maturity	$2,800,000	$1,741,087
Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	300 monthly installments, with balloon payment of $7,498,458 due at maturity	$9,000,000	$8,711,653
Mortgage Note Secured by San Diego, CA property	8.000%	7/23/2009	300 monthly installments, with balloon payment of $4,354,576 due at maturity	$4,900,000	$4,813,525
Mortgage Note Secured by Yuma, AZ property	9.250%	8/1/2011	180 monthly installments	$4,000,000	$2,685,306
Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate plus 1% (5.25% as of 1/31/04)	7/29/2009	300 monthly installments	$4,500,000	$4,374,542
Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	4/27/2016	180 monthly installments	$5,100,000	$4,576,229

				$36,295,596	$31,805,715

Mortgage Note Reconciliation

Balance at January 31, 2002		35,202,069

Additions during period:
	New mortgage loans	9,400,000

Deductions during period:
	Principal payments	(1,226,308)
	Refinanced mortgage loans	(7,263,156)

Balance at January 31, 2003		36,112,605

Additions during period:
	New mortgage loans	—

Deductions during period:
	Principal payments	(4,306,890)
	Refinanced mortgage loans	—

Balance at January 31, 2004		$31,805,715

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Trust incorporates herein by reference the information appearing under the captions “Selection of Independent Auditors” and “Change in Independent Auditors” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 30, 2004.

Item 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The Trust incorporates herein by reference the information appearing under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 30, 2004.

The Trust incorporates herein by reference the information appearing under the caption “Code of Ethics for Senior Financial Officers” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 30, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust incorporates herein by reference the information appearing under the caption “Compensation of Trustees and Executive Officers” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 30, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Trust incorporates herein by reference the information appearing under the caption “Ownership of Shares” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 30, 2004.

The following table provides information about the Trust’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	246,000	$ 2.50	506,800

Equity compensation plans not approved by security holders	None	None	None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust incorporates herein by reference the information appearing under the caption “Certain Transactions” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Trust incorporates herein by reference the information appearing under the caption “Audit Fees & Services” in the Trust’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 30, 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)	Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Reports of Independent Certified Public Accountants
2.	Consolidated Balance Sheets at January 31, 2004 and 2003
3.	Consolidated Statements of Operations for the years ended January 31, 2004, 2003 and 2002
4.	Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended January 31, 2004, 2003 and 2002
5.	Consolidated Statements of Cash Flows for the years ended January 31, 2004, 2003 and 2002
6.	Notes to Consolidated Financial Statements for the years ended January 31, 2004, 2003 and 2002
7.	Schedule III – Real Estate and Accumulated Depreciation
8.	Schedule IV – Mortgage Loans on Real Estate

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

10.3+	Indemnity Agreement by and among InnSuites Hospitality Trust, James F. Wirth, Marc E. Berg, Steven S. Robson, Stephen A. McConnell, Peter A. Thoma, and Anthony B. Waters.

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

10.6+	Promissory Note dated February 2, 2004 by InnSuties Hospitality Trust in favor of Pamela Wirth Barnhill

10.7+	Promissory Note dated February 2, 2004 by InnSuties Hospitality Trust in favor of Brian Wirth.

10.8+	Promissory Note dated February 2, 2004 by InnSuties Hospitality Trust in favor of Christopher Wirth.

10.9+	Promissory Note dated February 2, 2004 by InnSuties Hospitality Trust in favor of Eric Wirth.

14+	Code of Ethics for Senior Financial Officers.

21+	Subsidiaries of the Registrant.

23.1+	Consent of McGladrey & Pullen, LLP, Independent Certified Public Accountants.

23.2+	Consent of KPMG LLP, Independent Certified Public Accountants.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Percentage Lease (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

* Management contract or compensatory plan or arrangement.

+ Filed herewith.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2004	INNSUITES HOSPITALITY TRUST

	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2004	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 30, 2004	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2004	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: April 30, 2004	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 30, 2004	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 30, 2004	By:	/s/ Stephen A. McConnell
Stephen A. McConnell, Trustee