Form 10-K/A
period 2004-01-31
INNSUITES HOSPITALITY TRUST
filed 2004-06-01
CIK 82473

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 31, 2003:  $2,686,711.

Number of shares of voting stock outstanding as of May 21, 2004:  2,331,462.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of InnSuites Hospitality Trust (the “Trust”) filed with the Securities and Exchange Commission on April 30, 2004, for the purpose of amending the information provided in Items 9, 10, 11, 12, 13, 14 and 15.

PART II

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Trustees have selected McGladrey & Pullen, LLP as independent auditors to examine the books, records and accounts of the Trust for the fiscal year ending January 31, 2005.  McGladrey & Pullen were the independent auditors of the Trust for the fiscal years ended January 31, 2004 and 2003, and is considered by the Trustees to be well qualified.

Representatives of McGladrey & Pullen are expected to be present at the 2004 Annual Meeting, will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

On January 6, 2003, the Trust engaged McGladrey & Pullen, LLP to act as the Trust’s principal independent accountant to audit the Trust’s financial statements, replacing KPMG LLP which was dismissed as the Trust’s principal independent accountant on the same date.  The decision to change independent auditors was recommended and approved by the Audit Committee of the Board of Trustees of the Trust.  The Trust reported this change in independent auditors in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2003.

The reports of KPMG on the Trust’s financial statements for the fiscal years ended January 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audits of the Trust’s financial statements for the fiscal years ended January 31, 2002 and 2001, and in the subsequent interim period through January 6, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its report.

In connection with the audits of the Trust’s financial statements for the fiscal years ended January 31, 2002 and 2001, and in the subsequent interim period through January 6, 2003, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended January 31, 2002 and 2001, and in the subsequent interim period through January 6, 2003, the Trust did not consult with McGladrey & Pullen regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Trust’s financial statements or any of the matters described in the immediately preceding paragraphs.

PART III

Item 10.      TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

Nominees, Trustees and Executive Officers

The information concerning the Trustees and executive officers of the Trust set forth in the following table is based in part on information received from the respective Trustees and executive officers and in part on the Trust’s records.  The following table sets forth the name, age, term of office and principal business experience for each Trustee, nominee for Trustee and executive officer of the Trust, as applicable.

Name	Principal Occupations During Past Five Years, Age as of May 21, 2004 And Directorships Held	Trustee Since

Nominee Whose Term Expires in 2005

Stephen A. McConnell(1),(2),(3),(4)

President of Solano Ventures since 1991, an investment fund devoted to small and mid-sized companies.  Chairman of G-L Industries, L.L.C. since 1998, a Salt Lake City-based manufacturer of wood glue-lam beams used in the construction industry.  Chairman of Mallco Lumber & Building Materials, Inc., a wholesale distributor of lumber and doors from 1991 to 1997.  Member of the Board of Directors of Vodavi Technology, Inc., Mobil Mini, Inc., Capital Title Group, Inc., and Miracor Diagnostics, Inc.  Age 51.

February 3, 2004

Nominees for Terms Expiring in 2007

James F. Wirth(1)

Chairman, President and Chief Executive Officer of the Trust since January 30, 1998.  President and owner of Suite Hotels LLC and affiliated entities, owners and operators of hotels, since 1980.  President of Rare Earth Development Company, a real estate investment company owned by Mr. Wirth, since 1973.  Age:  58.

January 30, 1998

Peter A. Thoma(2),(3),(4)

Owner and operator of A&T Verleigh, Hamburg, Germany, a hospitality service and rental company, since 1997.  Owner and operator of Thoma Zeltsysteme, Hamburg, Germany, an import and sales company, since 1997.  Age:  38.

April 13, 1999

Trustee Whose Term Expires in 2005

Steven S. Robson(2),(3),(4)	President of Robson Communities, Inc. and Scott Homes and Scott Multifamily, Inc., residential real estate developers, since 1979. Age: 48.	June 16, 1998

Trustee Whose Term Expires in 2006

Marc E. Berg(1)

Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999.  Vice President – Acquisitions of the Trust from December 16, 1998 to February 10, 1999.  Consultant to InnSuites Hotels since 1989.  Self-employed as a Registered Investment Advisor since 1985.  Age:  51.

January 30, 1998

(1)  Member of the Executive Committee.

(2)  Member of the Audit Committee.

(3)  Member of the Compensation Committee.

(4)  Member of the Governance and Nominating Committee.

Other Executive Officers

Anthony B. Waters

Chief Financial Officer of the Trust since February 29, 2000.  Controller of the Trust from June 17, 1999 to February 29, 2000.  Accountant and auditor with Michael Maastricht, CPA from June 16, 1998 to June 15, 1999, performing audits for InnSuites Hotels, Inc.  Self-employed, concentrating in computerized accounting and information systems, from 1990 to June 1998.  Age:  57.

The Board of Trustees of the Trust has determined that Mr. McConnell, a member of the Trust’s Audit Committee, qualifies as a “financial expert” under applicable SEC rules, and that Mr. McConnell is “independent,” as such term is defined by Securities and Exchange Commission rules and Amex listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on Trust records and information, and upon representations from the reporting persons, the Trust believes that all Securities and Exchange Commission filing requirements applicable to Trustees, executive officers and beneficial owners of more than 10% of a registered class of equity securities of the Trust under Section 16(a) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended January 31, 2004, were complied with, except that an initial filing on Form 3 by Mr. Stephen McConnell was inadvertently filed late by the Trust on his behalf.

Code of Ethics for Senior Financial Officers

The Trust has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and principal accounting officer and persons performing similar functions.  The Trust has posted its Code of Ethics on its website at www.innsuitestrust.com.  The Trust intends to satisfy all SEC and Amex disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to its Chief Executive Officer, Chief Financial Officer and principal accounting officer, and persons performing similar functions, by posting such information on its website and making any necessary filings with the SEC.  In addition, the Trust has adopted a Code of Conduct and Ethics that applies to all of its employees, officers and Trustees.  It is also available on the Trust’s website at www.innsuitestrust.com.

Item 11.      EXECUTIVE COMPENSATION

During fiscal year 2005, the Trust will issue 9,600 Shares to each Trustee, other than Messrs. Wirth and Berg, as compensation for services rendered as a Trustee of the Trust during fiscal year 2004.  During fiscal year 2006, the Trust intends to issue 9,600 Shares to each Trustee, other than Messrs. Wirth and Berg, as Trustee compensation for services rendered during fiscal year 2005.

SUMMARY COMPENSATION TABLE

The table below shows individual compensation information for the Trust’s Chief Executive Officer and any other executive officer whose total annual salary and bonus for the fiscal year ended January 31, 2004 exceeded $100,000.

Name and Principal Position	Fiscal Year	Annual Salary		Restricted Stock Awards

James F. Wirth	2004	$95,231	(2)	—
President and Chief	2003	95,936	(3)	—
Executive Officer (1)	2002	90,940	(4)	—

Anthony B. Waters	2004	$126,000		$6,240	(6)
Chief Financial Officer	2003	129,392
	2002	121,477	(5)

(1)           The terms of Mr. Wirth’s Employment Agreement are summarized below.  See “Item 13 - Certain Relationships and Related Transactions - Employment Agreement with Mr. Wirth.”

(2)           Although Mr. Wirth’s annual salary for fiscal year 2004 was set at $130,000, Mr. Wirth agreed to a salary reduction that resulted in an annual salary of $95,231 for fiscal year 2004.

(3)           Although Mr. Wirth’s annual salary for fiscal year 2003 was set at $126,000, Mr. Wirth agreed to a salary reduction that resulted in an annual salary of $95,936 for fiscal year 2003.

(4)           During fiscal year 2002, Mr. Wirth was paid $90,940 and agreed to defer the payment of an additional $20,923 until a future date mutually agreeable to Mr. Wirth and the Trust.  The deferred salary payment of $20,923 was waived and forfeited by Mr. Wirth during fiscal year 2003.

(5)           During fiscal year 2002, Mr. Waters was paid $117,115 and agreed to defer the payment of an additional $4,362 until March 31, 2002.  In March 2002, Mr. Waters was paid the deferred salary payment of $4,362.

(6)           Represents the fair market value of 4,800 Shares issued to Mr. Waters as a bonus on June 30, 2003.

Aggregated Option Exercises In Fiscal Year 2004 and

Fiscal Year-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options At Fiscal year-End ($) Exercisable/ Unexercisable

James F. Wirth	N/A	N/A	50,000/0	N/A	*

Anthony B. Waters	N/A	N/A	20,000/0	N/A	*

*As of May 21, 2004, none of the options held by such individual were in-the-money.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 21, 2004 in respect of any persons known to the Trust to be the beneficial owner of more than 5% of the Shares and the number of Shares owned beneficially by each Trustee, nominee and executive officer, and the Trustees, nominees and executive officers as a group.

Five Percent Beneficial Owners and
Beneficial Ownership of Trustees, Nominees and Executive Officers

Name	Shares Beneficially Owned	Percentage of Outstanding Shares
5% Beneficial Owners

Mason E. Andersen (1)	218,606	9.38%
Dan Z. Bochner (2)	238,383	10.22%
Lee J. Flory (3)	184,416	7.47%

Trustees, Nominees and Executive Officers

James F. Wirth (4)	660,563	27.74%
Marc E. Berg (5)	86,225	3.65%
Steven S. Robson (6)	203,923	8.67%
Peter A. Thoma (7)	49,100	2.09%
Stephen A. McConnell	3,400	*
Anthony B. Waters (8)	29,800	*

Trustees, Nominees and Executive Officers as a group (six persons)	1,033,011	41.80%

(1)   Consists of 170,000 Shares held by the Andersen Trust dated August 27, 1980 and 48,606 Shares held by the Anderson Charitable Remainder UniTrust.  Mr. Andersen and his spouse are co-trustees and income beneficiaries of both Trusts.  The address for Mr. Andersen is 3024 West Sahuaro Drive, Phoenix, Arizona 85029.

(2)   Pursuant to Amendment No. 2 to Schedule 13-D, dated December 30, 1996, filed with the Securities and Exchange Commission on December 31, 1996 by Mr. Bochner.  The address for Mr. Bochner is P.O. Box 10809, Beverly Hills, California 90213.

(3)   Consists of 118,344 Class A limited partnership units in the Partnership that are convertible at any time, at the option of the holder thereof, into Shares, 20,000 Shares that may be acquired within 60 days of June 3, 2004 pursuant to the exercise of stock options and 46,072 Shares.  The address for Mr. Flory is 716 South 6th Avenue, La Grange, Illinois  60525.

(4)   Consists of 50,000 Shares that may be acquired within 60 days of June 3, 2004 pursuant to the exercise of stock options and 610,563 Shares.  These Shares are owned jointly by Mr. Wirth and his spouse.  Mr. Wirth and his spouse also own all 4,467,938 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of the Board of Trustees of the Trust.  The address for Mr. Wirth is 1615 E. Northern Avenue, Suite 102, Phoenix, Arizona 85020.

(5)   Consists of 30,000 Shares that may be acquired within 60 days of June 3, 2004 pursuant to the exercise of stock options and 56,225 Shares.  The address for Mr. Berg is 1615 E. Northern Avenue, Suite 102, Phoenix, Arizona 85020.

(6)   Consists of 20,000 Shares that may be acquired within 60 days of June 3, 2004 pursuant to the exercise of stock options and 183,923 Shares.

(7)   Consists of 20,000 Shares that may be acquired within 60 days of June 3, 2004 pursuant to the exercise of stock options and 29,100 Shares.

(8)   Consists of 20,000 Shares that may be acquired within 60 days of June 3, 2004 pursuant to the exercise of stock options and 9,800 Shares.

*              Less than one percent (1.0%).

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

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement with Mr. Wirth

James F. Wirth, Chairman, President and Chief Executive Officer of the Trust, has an Employment Agreement with the Trust expiring in December 2007.  Pursuant to the terms of the Employment Agreement, upon the termination of the Advisory Agreement with Mid-America ReaFund Advisors, Inc. (“MARA”), a company owned by Mr. Wirth and his spouse, which termination occurred effective January 1, 1999, Mr. Wirth is to receive, each year through 2007, up to the amount MARA would have received for advisory and management services under the Advisory Agreement, but in no event will his compensation exceed $160,000 per year.  Based upon a review of the performance of the Trust and upon the recommendation of the Compensation Committee, during fiscal year 2004, Mr. Wirth’s was paid an annual salary equal to $95,231, which is less than he is entitled to receive under the terms of his Employment Agreement.  Mr. Wirth’s annual salary for fiscal year 2004 has been set at $130,000.  The Compensation Committee does not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth.

Acquisition of InnSuites Hotels by the Trust

Effective February 1, 2001, the Trust acquired all of the issued and outstanding common and preferred equity stock of InnSuites Hotels, Inc. (“InnSuites Hotels”) for $11,531 in cash consideration and the assumption of approximately $1.6 million of net liabilities.  Prior to the acquisition, InnSuites Hotels was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc. (“InnSuites Innternational”), an entity owned by Mr. Wirth, and 67.2% by unrelated parties.

Following the acquisition of InnSuites Hotels by the Trust, the management agreements relating to the Hotels between InnSuites Hotels and InnSuites Innternational were terminated, and new management agreements were entered into on substantially similar terms with Suite Hospitality Management, Inc. (the “Management Company”), 9.8% of which was owned by Mr. Wirth until July 1, 2003, when Mr. Wirth sold his interest to the majority stockholder.  There were no termination fees charged in connection with the cancellation of the old management agreements.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  Effective February 1, 2001, RRF Limited Partnership, the Trust’s operating partnership (the "Partnership”), InnSuites Hotels and the Management Company entered into an amended Intercompany Agreement whereby, subject to certain terms and conditions, the Partnership granted InnSuites Hotels a right of first refusal to lease, and the Management Company a right of first refusal to operate, any real property acquired by the Partnership.  In return, the Partnership was granted a right of first refusal to pursue opportunities presented to InnSuites Hotels or the Management Company to purchase investments in real estate, hotel properties, real estate mortgages, derivatives or entities that invest in any of the foregoing.  In connection with the acquisition of InnSuites Hotels by the Trust, the rate structures of the Percentage Leases for the Hotels were amended to reflect current economic and market conditions, and the employees of InnSuites Hotels became employees of the Management Company.

Transfer of Interest in Suite Hospitality Management, Inc.

Effective July 1, 2003, Mr. Wirth transferred his entire 9.8% interest in the Management Company to the majority stockholder in exchange for $98.00 cash consideration.  Following the transfer, all of the issued and outstanding capital stock of the Management Company is owned by the stockholder who purchased Mr. Wirth’s shares.

Purchase of Class B Units from Mr. Wirth

On February 2, 2004, the Trust purchased 433,036 Class B limited partnership units in the Partnership from Mr. Wirth and his affiliates for the closing price of the Trust’s Shares of Beneficial Interest on that day, which was $2.25 per Share.  The Trust made a down-payment totaling $2,500 and issued five promissory notes totaling $971,831, which will be paid in monthly installments of principal and interest over 84 months.  The Trust repurchased these Class B limited partnership units to increase its sole general partner interest in the Partnership, and thereby receive a larger allocation of the Partnership’s equity.  This increased allocation of equity will enhance the Trust’s ability to regain compliance with Amex listing standards.

Acquisition of InnSuites Licensing Corp. by Suite Hospitality Management, Inc.

Effective February 2, 2004, the Management Company, an entity in which Mr. Wirth previously owned a 9.8% interest, acquired all of the issued and outstanding capital stock of InnSuites Licensing Corp. (the “Licensing Corp.”), an entity then owned by Mr. Wirth and his spouse.  In exchange for the stock of the Licensing Corp., Mr. Wirth and his spouse received 55,563 Shares that were held by the Management Company.  The Licensing Corp. will operate as a wholly-owned subsidiary of the Management Company.  Agreements for the provision of trademark and license services by Licensing Corp. to InnSuites Hotels continued after this transfer, as described below in “Item 13 - Certain Relationships and Related Transactions - Management of Hotel Properties and Licensing Agreements.”

Management of Hotel Properties and Licensing Agreements

Mr. Wirth has derived benefits from the management of the Trust’s hotel properties by the Management Company, an entity in which Mr. Wirth previously had a 9.8% interest.  See “Item 13 - Certain Relationships and Related Transactions - Transfer of Interest in Suite Hospitality Management, Inc.” above.  In addition, Mr. Wirth has derived benefits from the license agreements with the Licensing Corp., an entity formerly owned by Mr. Wirth and his spouse.   See “Item 13 - Certain Relationships and Related Transactions - Acquisition of InnSuites Licensing Corp. by Suite Hospitality Management, Inc.” above.

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary.  Until February 1, 2004, the Trust elected to be taxed as a REIT, as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder.  As of February 1, 2004, the Trust is no longer a REIT, but instead will be taxed as a C corporation under federal tax laws.  See Note 21 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

Prior to February 1, 2001, InnSuites Hotels operated and managed all of the Hotels, with the assistance of InnSuites Innternational.  Pursuant to management agreements, InnSuites Hotels paid InnSuites Innternational an annual management fee of 2.5% of gross revenues for property management services.  Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operates and manages the Hotels with the assistance of the Management Company, an entity in which Mr. Wirth, until July 1, 2003, held a 9.8% ownership interest, pursuant to substantially the same terms as the InnSuites Innternational management agreements.  Effective February 1, 2003, the annual management fee charged by the Management Company to InnSuites Hotels under the current management agreements was reduced to 2.0% of gross room revenues.  This reduction will be effective through January 31, 2005, when the annual management fee will return to the level originally stated in the current management agreements.  On December 31, 2003, the Trust agreed to extend the current management agreements through January 31, 2008, in exchange for the Management Company forgiving $183,248 of accrued but unpaid fees.  Effective February 2, 2004, the Management Company purchased Licensing Corp.  See “Item 13 - Certain Relationships and Related Transactions - Acquisition of InnSuites Licensing Corp. by Suite Hospitality Management, Inc.” above.

InnSuites Hotels pays Licensing Corp. an annual licensing fee of 2.0% of gross room revenues (1.0% for those hotel properties which also carry a third-party franchise (as discussed below), such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks.  These rates are in effect until January 31, 2005, when the trademark and licensing fees will return to the levels originally stated in the current trademark and licensing services agreements (2.5% and 1.25% of gross revenue, respectively).  On December 31, 2003, the Trust agreed to extend the current trademark and licensing services agreements through January 31, 2007, in exchange for the Licensing Corp. forgiving $347,473 of accrued but unpaid fees.  Effective February 2, 2004, the Management Company purchased Licensing Corp.  See “Item 13 - Certain Relationships and Related Transactions - Acquisition of InnSuites Licensing Corp. by Suite Hospitality Management, Inc.” above.

Sale of Scottsdale, Arizona Property

On March 21, 2003, the Trust sold its Scottsdale, Arizona property to Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Mr. Wirth, for its appraised and carrying value of $3.1 million.  Eldorado paid for the hotel by assuming $1.1 million of the Trust’s notes payable to Rare Earth Financial, L.L.C. (“Rare Earth Financial”), an affiliate of Mr. Wirth, assuming $500,000 of the Partnership’s notes payable to Capital Resource Lenders-I, L.L.C., an affiliate of Mr. Wirth, and paying the Trust’s term loan of $1,500,000 to the lender in full.

Sale of Flagstaff, Arizona Property

On August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff Grand Canyon Resort, LLC, an affiliate of Mr. Wirth, for a cash payment equal to its appraised value of $2,775,000.  The Trust used the proceeds to fully satisfy its $1.5 million bank line of credit and to reduce its notes payable to Rare Earth Financial by $1,275,000.  In connection with the sale of the Flagstaff property, affiliates of Mr. Wirth that held certain promissory notes issued by the Trust and the Partnership released their security interests in the Flagstaff property.

Sale of Buena Park, California Property

On October 16, 2003, the Trust sold its Buena Park, California property to CVTI, LLC, an unrelated third party (“CVTI”), for $6.5 million.  The purchase price was satisfied with $6.3 million in cash and a $200,000 promissory note issued by CVTI to the Trust.  The Trust subsequently assigned the $200,000 promissory note to Rare Earth Financial to satisfy $200,000 of a certain note payable held by Rare Earth Financial.  The Trust used the cash proceeds to fully satisfy the bank mortgage note on the property in the amount of $3,082,574, to reduce certain notes payable to Mr. Wirth and his affiliates and to Mr. Steven S. Robson in the aggregate amount of $1.5 million, and to reduce trade accounts payable.

Sale of Tempe, Arizona Property

On March 25, 2004, the Trust sold its Tempe, Arizona property to Tempe/Phoenix Airport Resort LLC, an affiliate of Mr. Wirth, for $6.8 million, its appraised value.  Tempe/Phoenix Airport Resort LLC satisfied the purchase price by assuming $5.1 million of the Trust’s notes payable to Mr. Wirth and his affiliates and assuming the $1.7 million mortgage note secured by the property.

Sale of San Diego, California Property

On April 1, 2004, the Partnership sold its San Diego, California property to an unrelated third party for $9.7 million, which was paid in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property.  The Trust used $1.1 million of the remaining proceeds from the sale to satisfy related party notes payable, $700,000 to reduce trade payables and retained the remaining proceeds for future operations and capital improvements.

Related Party Loans and Advances to the Trust

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase additional general partnership units in the Partnership and to fund working capital and capital improvement needs. The aggregate amount outstanding to related parties was approximately $6.9 million as of January 31, 2004.

Amount Payable as of January 31, 2004

Note payable to Steve Robson, Trustee of the Trust, bearing interest at 7% per annum, secured by Class A limited partnership units in the Partnership, and due in monthly principal and interest payments of $25,000 through December, 2004.	$239,667

Unsecured notes payable to Rare Earth Financial, LLC, an affiliate of Mr. Wirth, bearing interest at 7% per annum, and due in a one-time installment of $514,500 on February 15, 2004. Paid in full during February 2004.	514,500

Unsecured note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum. A principal payment of $500,000 is due on March 15, 2004. The remaining unpaid principal balance and accrued interest is due on March 15, 2005.	2,000,000

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by the Partnership’s equity in Baseline Hospitality Properties LP, and due in monthly principal and interest payments of $13,860 through July 2006. During fiscal year 2004, $136,290 of accrued interest was added to the principal balance.	2,072,893

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by the Partnership’s equity in Baseline Hospitality Properties LP, and due in monthly principal and interest payments of $9,179 through July 2007. During fiscal year 2004, $263,014 of accrued interest was added to the principal balance.	1,379,646

Note payable to Hulsey Hotels Corporation, an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $10,488 through March 2007.	356,550

Note payable to Mr. Wirth, bearing interest at 7% per annum, secured by Shares of Beneficial Interest in the Trust, and due in monthly installments of $5,508 through March 2007.	187,230

Unsecured note payable to Mr. Wirth, bearing interest at 7% per annum, and due in monthly installments of $2,993 through March 2007.	101,755

Total:	$6,852,241

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

On February 2, 2004, the Trust purchased 433,036 Class B limited partnership units in the Partnership from affiliates of Wirth for the closing price of the Trust’s Shares of Beneficial Interest on that day, which was $2.25.  The Trust made a down-payment totaling $2,500 and issued five promissory notes, each of which is secured by the applicable purchased Class B limited partnership units, bears interest at 7% per annum and will be paid in monthly installments of principal and interest over 84 months.  Four of the promissory notes were issued to affiliates of Wirth in the aggregate principal amount of $414,331 and remain outstanding.  The fifth promissory note was issued to an affiliate of Wirth in the principal amount of $557,500 and was fully paid during April 2004.

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

All related party transactions are subject to appropriate review and oversight by the Audit Committee of the Board of Trustees.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by McGladrey & Pullen for the audit of the Trust’s annual financial statements for the fiscal year ended January 31, 2004 and January 31, 2003 were $116,645 and $90,275, respectively.  The aggregate fees for professional services rendered by McGladrey & Pullen for reviewing the interim financial statements included in the Trust’s quarterly reports on Form 10-Q filed during the fiscal year ended January 31, 2004 were $27,000 and the aggregate fees for professional services rendered by KPMG for reviewing the interim financial statements included in the Trust’s quarterly reports on Form 10-Q filed during the fiscal year ended January 31, 2003 were $34,000.

Audit-Related Fees

The aggregate fees paid to McGladrey & Pullen for audit-related services, such as comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission, were $1,475 and $0 for the fiscal years ended January 31, 2004 and January 31, 2003, respectively.  The aggregate fees paid to KPMG for audit-related services, such as review services were $6,000 for the fiscal year ended January 31, 2003.  The Audit Committee pre-approved all audit-related fees billed for the fiscal year ended January 31, 2004.

Tax Fees

The aggregate fees paid to McGladrey & Pullen for tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2004 and January 31, 2003 were $54,675 and $67,130, respectively.  The aggregate fees paid to KPMG for tax compliance, tax advice and tax planning for the fiscal year ended January 31, 2003 were $0.  The Audit Committee pre-approved all tax fees billed for the fiscal year ended January 31, 2004.

All Other Fees

The aggregate fees for all other services rendered by McGladrey & Pullen during the fiscal years ended January 31, 2004 and January 31, 2003 were $0 and $4,770, respectively.  The aggregate fees for all other services rendered by KPMG during the fiscal year ended January 31, 2003 were $2,250.  These fees represent amounts paid for consulting services.  The Audit Committee pre-approved all other fees billed for the fiscal year ended January 31, 2004.

The Audit Committee of the Trust has considered whether the provision of these services, other than the audit of the Trust’s annual financial statements, is compatible with McGladrey & Pullen and KPMG maintaining their respective independence from the Trust.

The Audit Committee pre-approves all fees for services performed by McGladrey & Pullen, including audit and non-audit services.  Unless a type of service McGladrey & Pullen provides has received general pre-approval, it will require specific pre-approval by the Audit Committee.  Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.

Since May 6, 2003, the effective date of SEC rules requiring Audit Committee pre-approval of audit and non-audit services performed by the Trust’s independent auditors, all of the services provided by McGladrey & Pullen have been approved in accordance with the policies and procedures described above.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)         Financial Statements and Schedules**

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

10.3**	Indemnity Agreement by and among InnSuites Hospitality Trust, James F. Wirth, Marc E. Berg, Steven S. Robson, Stephen A. McConnell, Peter A. Thoma, and Anthony B. Waters.

10.4

Promissory Note dated July 27, 2000 by RRF Limited Partnership in favor of Steve S. Robson (incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, filed with the Securities and Exchange Commission on September 14, 2000).

Exhibit No.	Exhibit

10.5

Promissory Note dated July 25, 2002 by InnSuites Hospitality Trust in favor of Hulsey Hotels Corporation (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, filed with the Securities and Exchange Commission on September 6, 2002).

10.6**	Promissory Note dated February 2, 2004 by InnSuites Hospitality Trust in favor of Pamela Wirth Barnhill.

10.7**	Promissory Note dated February 2, 2004 by InnSuites Hospitality Trust in favor of Brian Wirth.

10.8**	Promissory Note dated February 2, 2004 by InnSuites Hospitality Trust in favor of Christopher Wirth.

10.9**	Promissory Note dated February 2, 2004 by InnSuites Hospitality Trust in favor of Eric Wirth.

14**	Code of Ethics for Senior Financial Officers.

21**	Subsidiaries of the Registrant.

23.1**	Consent of McGladrey & Pullen, LLP, Independent Certified Public Accountants.

23.2**	Consent of KPMG LLP, Independent Certified Public Accountants.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Percentage Lease (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

* Management contract or compensatory plan or arrangement.
** Previously filed with Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2004.
+ Filed herewith.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2004	INNSUITES HOSPITALITY TRUST

	By:	/s/ James F. Wirth
James F. Wirth, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 28, 2004	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 28, 2004	By:	/s/ James F. Wirth
James F. Wirth, Chairman
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 28, 2004	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer
(Principal Financial Officer)

Dated: May 28, 2004	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 28, 2004	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 28, 2004	By:	/s/ Stephen A. McConnell
Stephen A. McConnell, Trustee