Form 10-Q
period 2004-04-30
INNSUITES HOSPITALITY TRUST
filed 2004-06-18
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of June 10, 2004:  2,330,362.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2004	JANUARY 31, 2004
	(UNAUDITED)	(AUDITED)
ASSETS
Hotel Properties, net	$34,160,587	34,085,320
Hotel Properties Held for Sale, net	—	11,733,371
Cash and Cash Equivalents	1,863,561	—
Restricted Cash	96,834	136,790
Accounts Receivable, including $146,533 and $105,667 from related parties, net of Allowance for Doubtful Accounts of $144,000 and $107,000, respectively	874,251	906,124
Prepaid Expenses and Other Assets	926,551	1,099,989
TOTAL ASSETS	$37,921,784	47,961,594

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Mortgage Notes Payable	$25,007,174	31,805,715
Notes and Advances Payable to Related Parties	906,172	6,852,241
Notes Payable to Banks	605,000	—
Other Notes Payable	336,395	169,277
Outstanding Checks in Excess of Cash Balance	—	240,520
Accounts Payable and Accrued Expenses, including $9,922 and $640,612 accrued interest and payables to related parties as of April 30, and January 31, 2004, respectively)	1,979,081	3,105,351
TOTAL LIABILITIES	28,833,822	42,173,104

MINORITY INTEREST IN PARTNERSHIP	8,676,834	7,362,089

MINORITY INTEREST IN VARIABLE INTEREST ENTITY	(812,479)	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Shares of Beneficial Interest, without par value; unlimited authorization; 2,291,349 and 2,048,701 shares issued and outstanding at April 30, and January 31, 2004, respectively	2,990,583	258,365
Treasury Stock, 815,336 and 844,636 shares held at April 30, and January 31, 2004, respectively	(1,766,976)	(1,831,964)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,223,607	(1,573,599)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$37,921,784	47,961,594

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2004	2003

REVENUE
Room	$5,375,188	5,215,983
Food and Beverage	357,703	380,332
Telecommunications	26,887	28,403
Other	116,571	104,507
Management and Trademark Fees, including $28,255 and $0 from related parties, respectively	47,177	—
Payroll Reimbursements, including $473,347 and $0 from related parties, respectively	530,008	—
TOTAL REVENUE	6,453,534	5,729,225
OPERATING EXPENSES
Room	1,231,459	1,174,325
Food and Beverage	324,804	354,418
Telecommunications	48,122	55,727
General and Administrative (includes $0 and $171,702 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	1,466,869	1,049,256
Sales and Marketing	448,052	424,429
Repairs and Maintenance	297,625	334,772
Hospitality	210,519	206,171
Utilities	272,115	280,578
Hotel Property Depreciation	594,679	545,265
Real Estate and Personal Property Taxes, Insurance and Ground Rent	326,195	348,204
Other	54,478	69,147

TOTAL OPERATING EXPENSES (includes $0 and $1,427,282 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	5,274,917	4,842,292
OPERATING INCOME	1,178,617	886,933
Interest Income	84	77
TOTAL INTEREST INCOME	84	77
Interest on Mortgage Notes Payable	501,489	517,047
Interest on Notes Payable to Banks	8,916	34,675
Interest on Notes Payable and Advances to Related Parties	81,084	147,168
Interest on Other Notes Payable	3,806	2,732
TOTAL INTEREST EXPENSE	595,295	701,622

INCOME BEFORE MINORITY INTEREST	583,406	185,388
LESS MINORITY INTEREST	227,039	(91,027)
INCOME FROM CONTINUING OPERATIONS	356,367	276,415
Discontinued Operations, Net of Minority Interest (includes $0 and $729,882 of expenses to related parties, respectively)	(211,782)	(129,316)
Gain on Disposition of Hotels, Net of Minority Interest	2,858,060	—
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$3,002,645	147,099

INCOME TAX PROVISION (Note 9)	120,000	—
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	—
MINORITY INTEREST OF CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	—
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$2,882,645	147,099

NET INCOME PER SHARE FROM CONTINUING OPERATIONS – BASIC	$0.17	0.14
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	1.16	(0.07)
NET INCOME PER SHARE – BASIC	$1.33	0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	2,164,243	1,996,802
NET INCOME PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$0.05	0.02
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	0.59	(0.03)
NET INCOME (LOSS) PER SHARE – DILUTED	$0.64	(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	7,991,574	8,496,760

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$2,882,645	147,099
Adjustments to Reconcile Net Income Attributable to Shares Of Beneficial Interest to Net Cash (Used In) Provided by Operating Activities:
Minority Interest	2,438,616	(210,939)
Provision for uncollectible receivables	61,018	—
Depreciation and Amortization	763,970	876,495
(Gain) Loss on Disposal	(5,100,745)	25,293
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
Accounts Receivable, net	(27,867)	(169,267)
Prepaid Expenses and Other Assets	107,759	117,621
Accounts Payable and Accrued Expenses	1,634,111	(220,454)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	508,715	565,848

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	39,956	2,095
Cash Received from Disposition of Hotel Properties	9,612,137	3,100,000
Improvements and Additions to Hotel Properties	(243,205)	(517,991)
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,408,888	2,584,104

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(5,088,042)	(309,075)
Payments on Notes Payable to Banks	(115,000)	(1,587,250)
Borrowings on Notes Payable to Banks	—	440,000
Repurchase of Partnership Units	(452,908)	—
Repurchase of Treasury Stock	(1,560)	(4,328)
Payments on Notes and Advances Payable to Related Parties	(1,487,194)	(1,845,753)
Borrowings on Notes and Advances Payable to Related Parties	198,000	87,250
Payments on Other Notes Payable	(26,408)	(19,315)
Distribution to Owners from Variable Interest Entities	(63,500)	—
NET CASH USED IN FINANCING ACTIVITIES	(7,036,612)	(3,238,471)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,863,561	(88,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	88,519
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,863,561	—

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND 2003

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the state of Ohio that at April 30, 2004 owned, through a partnership interest in RRF Limited Partnership (the “Partnership”), six hotels (the “Hotels”) with an aggregate of 940 suites in Arizona, southern California and New Mexico.  The Trust is the sole general partner in the Partnership.  The hotels are operated by InnSuites Hotels, Inc. (“InnSuites Hotels”).

Effective February 1, 2004, the Trust relinquished its federal tax status as a real estate investment trust. Following that date, any distributions to its shareholders will not be deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.  With the relinquishment of the Trust’s REIT status, the Trust will be taxed under the general rules applicable to C corporations.

The Trust’s general partnership interest in the Partnership was 57.12% and 50.80% on April 30, 2004 and 2003, respectively, and the weighted average for the three months ended April 30, 2004 and 2003 was 55.89% and 50.80%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  As of April 30, 2004, a total of 1,197,018 Class A limited partnership units were issued and outstanding.  Additionally, a total of 4,467,938 Class B limited partnership units were held by James F. Wirth (“Wirth”) and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 5,664,956 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.  Beginning February 1, 2004, financial results of Suite Hospitality Management, Inc. (the “Management Company”) and InnSuites Licensing Corp. (“Licensing Corp.”) are consolidated with the Trust in compliance with FASB Interpretation No. 46R, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2004.

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

REVENUE RECOGNITION

Room, Food and Beverage, Telecommunications, and other revenue, are recognized as earned as services are provided and items are sold.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2004, the Trust adopted Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), which amended FIN 46, “Consolidation of Variable Interest Entities,” , an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46R requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.  On a consolidated basis, the effect on the Trust financials of the unaudited financial statements of the Management Company and Licensing Corp. for the quarter ended April 30, 2004 included the following:

Gross revenue	$592,990
Net income	214,084
Assets, primarily receivables	104,084
Liabilities, primarily debt	916,563
Deficit (shown as minority interest)	(812,479)

All revenue and expense items for the Management Company and Licensing Corp. relating to services provided to the Hotels have been eliminated when their financial results are consolidated with the Trust’s results.  Revenues and expenses relating to services provided by the Management Company and Licensing Corp. to hotels not owned by the Trust, however, have not been eliminated.  Payroll reimbursements shown in the current period represent amounts received from hotels not owned by the Trust.  The Trust’s financial results include $501,602 of revenues attributable to fees earned by the Management Company and Licensing Corp. from hotels owned by affiliates of Wirth, and $473,347 of expenses relating to services performed for those hotels.

The effect of consolidating the financial results of the Management Company and Licensing Corp. has been accounted for as a cummulative effect change, but since the Trust has no ownership interest in either the Management Company or Licensing Corp., there is no cummulative effect to report.

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the three months ended April 30, 2004 and 2003, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 5,827,331 and 6,499,958 for the first three months of fiscal year 2005 and 2004, respectively.

For the three months ended April 30, 2004 and 2003, 243,600 and 253,200 stock options, respectively, are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect.

3.  RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

As of April 30, 2004 and 2003, Wirth and his affiliates held 4,467,938 and 5,000,974 Class B limited partnership units, respectively. As of April 30, 2004 and 2003, Wirth and his affiliates held 610,563 and 455,000 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $396,594 (most of which was accrued in prior periods) and $54,037 for the three months ended April 30, 2004 and 2003, respectively. The Trust recognized interest expense on related party notes to Wirth and affiliates in the amounts of $75,983 and $140,442 for the three months ended April 30, 2004 and 2003, respectively.  The Trust had accrued but unpaid interest on related party notes to Wirth and affiliates of $9,922 and $463,263 as of April 30, 2004 and January 31, 2003, respectively.

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

Notes and advances payable to related parties consist of funds provided by Wirth and his affiliates and Steve Robson, Trustee of the Trust, to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $906,000 and $6.9 million as of April 30, 2004 and January 31, 2004, respectively. The notes and advances payable to related parties consist of:

	4/30/04	1/31/04
Note payable to Hulsey Hotels Corporation, an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $10,488 through March 2007.	220,256	356,550

Note payable to Brian Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	129,374	—

Note payable to Eric Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	129,374	—

Note payable to Pamela Barnhill Wirth, daughter of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	129,374	—

Note payable to Christopher Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	129,374	—

Note payable to Steve Robson, Trustee of the Trust, bearing interest at 7% per annum, secured by Class A limited partnership units in the Partnership, and due in monthly principal and interest payments of $25,000 through December 2004. Subsequent to the end of the quarter, Mr. Robson agreed to receive 55,423 Shares of Beneficial Interest in the Trust to satisfy the note balance.	95,603	239,667

Advance to the Management Company by J.R. Chase, its sole stockholder.	72,817	—

Unsecured notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	514,500

Unsecured note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	2,000,000

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	2,072,893

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	1,379,646

Note payable to Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	187,230

Unsecured note payable to Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	101,755

Totals	$906,172	$6,852,241

During the first quarter of fiscal year 2005, the Trust issued a promissory note for $450,000 to Hospitality Corporation International, an affiliate of Wirth, to purchase 200,000 Class B partnership units in the Partnership.  The note was repaid in full during the quarter. The Trust also had short-term borrowings during the first quarter from Rare Earth Financial, L.L.C. an affiliate of Wirth, totaling $198,000, which were repaid in full during the first quarter.

During the first quarter of fiscal year 2005, the Trust repurchased 433,036 Class B limited partnership units in the Partnership from affiliates of Wirth, and Wirth converted 100,000 Class B limited partnership units in the Partnership into 100,000 Shares of Beneficial Interest.  The purchase price of the Class B limited partnership units purchased by the Trust exceeded the book value of those units by $516,340, which the Trust recorded as a dividend to the affiliates of Wirth that sold the units.

As of February 2, 2004, J. R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Wirth.  In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817.  The Management Company fully satisfied this obligation during June 2004.

4.  NOTES PAYABLE TO BANKS

On August 1, 2003, Licensing Corp. renewed its bank line of credit for one year.  Under the terms of the line of credit, Licensing Corp. can draw up to $745,000, bearing interest at prime plus 1.0% (5.0% as of April 30, 2004) per annum, and is required to make monthly interest-only payments.  As a result of the Trust’s adoption of FIN 46R during the first quarter of fiscal year 2005, the Trust is required to consolidate the financial results of the Management Company and Licensing Corp. in its financial statements beginning with its April 30, 2004 quarterly report.  The balance on the line of credit as of April 30, 2004 was $605,000.

5.   OTHER NOTES PAYABLE

During the first quarter of fiscal year 2005, the Trust issued two promissory notes to unrelated third parties totaling $166,000 in exchange for 91,409 Class A limited partnership units in the Partnership.

As a result of the Trust’s adoption of FIN 46R, the Trust consolidated balance sheet includes $25,001 of other notes payable that are owed by the Management Company.

6.  STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,011,285 and $811,938 in cash for interest for the three months ended April 30, 2004 and 2003, respectively.

During the first quarter of fiscal year 2005, the Trust issued five promissory notes totaling $971,831 to Wirth and affiliates in exchange for 433,036 Class B limited partnership units in the Partnership.

During the first quarter of fiscal year 2005, the Trust issued two promissory notes totaling $166,000 to unrelated third parties in exchange for 91,409 Class A limited partnership units in the Partnership.

During the first quarter of fiscal year 2005, an affiliate of Wirth assumed the Trust’s $1.7 million mortgage note payable secured by its Tempe, Arizona property and $5.1 million of related party notes payable by the Trust in connection with the sale of the Tempe, Arizona property.  (See Note 7 - “Sale of Hotel Properties.”)

For purposes of preparing the Trust’s Unaudited Consolidated Statements of Cash Flows, the following adjustments were made to the January 31, 2004 balances of certain assets and liabilities as a result of the consolidation of the financial results of the Management Company and Licensing Corp. with the financial results of the Trust:

Accounts Receivable	$120,705
Prepaids and Other Assets	$2,515
Accounts Payable and Accrued Expenses	$250,821
Notes Payable to Banks	$720,000
Other Notes Payable	$43,026

During the first quarter of fiscal year 2005, the Trust reduced the principal balance of its note payable to Hulsey Hotels Corporation, an affiliate of Wirth, by $119,427 to offset receivables in the same amount that were owed to the Trust by other entities affiliated with Wirth.

During the first quarter of fiscal year 2005, J. R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Wirth.  In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817.

During the first quarter of fiscal year 2005, the Trust issued 30,800 Shares of Beneficial Interest with an aggregate value of $49,280 to its Trustees and an officer in exchange for services rendered.

During the first quarter of fiscal year 2005, the Trust recorded an increase in its hotel properties’ carrying values in the aggregate amount of $98,684 which reflects the excess of the amount paid by the Trust to purchase limited partnership units in the Partnership from minority interest holders over the book value of such purchased units.

7.   SALE OF HOTEL PROPERTIES

On March 25, 2004, the Trust sold its Tempe, Arizona hotel to Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Wirth, for its appraised value of $6.8 million.  The purchase price was satisfied by Tempe Resort assuming the Trust’s mortgage note payable on the property of $1.7 million and assuming notes payable to Wirth and affiliates of $5.1 million.

On April 30, 2004, the Trust sold its San Diego, California hotel to an unrelated third party for $9.7 million, which the Trust received in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property, $1.1 million to satisfy notes payable to related parties, and $700,000 to reduce trade payables, and retained the remaining proceeds to fund future operations and capital improvements.

8.   SUBSEQUENT EVENTS

On May 1, 2004, the Partnership and InnSuites Hotels agreed to terminate the percentage lease agreements for the Hotels.  As a result, the Partnership will operate the Hotels, and the operating results of the Hotels will be reflected in the Partnership’s financial results.  The Trust’s election to relinquish its REIT status for federal taxation purposes removed the requirement that the Partnership lease the Hotels to a qualified taxable REIT subsidiary.

On May 11, 2004, Steve Robson (“Robson”), Trustee of the Trust, agreed to accept Shares of Beneficial Interest in the Trust as payment for the Trust’s note payable to Robson.  On May 20, 2004, the Trust issued 55,423 Shares to Robson to satisfy total principal and interest due of $95,882.

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels.  In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate.  Following the acquisition, InnSuites Hotels will self-manage the Hotels.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames.  In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate.  Following the acquisition, InnSuites Hotels will use the acquired intellectual property to self-manage the Hotels.

9.   INCOME TAXES

The income tax provision recorded in the current period in the amount of $120,000 represents Alternative Minimum Taxes incurred on the gain recognized by the Trust upon the sale of hotel properties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust owns the sole general partner’s interest in the Partnership. The Hotels are leased to InnSuites Hotels pursuant to leases, which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”).  InnSuites Hotels’ rental payments to the Partnership are eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust for the three months ended April 30, 2004 and 2003.

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

Sale of Tempe, Arizona Hotel

On March 25, 2004, the Trust sold its Tempe, Arizona property to Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Wirth, for its appraised value of $6.8 million.  Tempe Resort satisfied the purchase price for the hotel by assuming the Trust’s mortgage note on the property of $1.7 million and assuming $5.1 million of the Trust’s notes payable to affiliates of Wirth.

Sale of San Diego, California Hotel

On April 1, 2004, the Trust sold its San Diego, California hotel to an unaffiliated third party for $9,700,000, which was paid in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property, $1.1 million to satisfy notes payable to related parties, and $700,000 to reduce trade payables, and retained the remaining proceeds to fund future operations and capital improvements.  The Trust recognized a gain of $5.2 million on the sale, of which $2.9 million was attributable to Shares of Beneficial Interest.

INCOME TAX

Effective February 1, 2004, the Trust relinquished its federal tax status as a real estate investment trust.  Following that date, any distributions to its shareholders will not be deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.

As a REIT, the Trust was required to distribute at least 90% of its net taxable income annually in order to maintain its REIT qualification. No such minimum distribution requirements apply to the Trust beginning on February 1, 2004.

With the relinquishment of the Trust’s REIT status, the Trust will be taxed under the general rules applicable to C corporations.  Consequently, the Trust could pay up to 35% of its taxable income in federal taxes and also pay applicable state taxes.  As a C corporation, the Trust’s distributions in respect of its Shares of Beneficial Interest will be taxed as dividends to the extent of the Trust’s current and accumulated earnings and profits.  Distributions in excess of the Trust’s current and accumulated profits will be taxed to a shareholder as a return of capital to the extent of the shareholder’s tax basis in his Shares of Beneficial Interest, and the amount of a distribution in excess of the shareholder’s tax basis will be taxed as a capital gain (a long term capital gain if the shareholder has held the Shares of Beneficial Interest for more than one year).  Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the maximum federal income tax rate applicable to dividends and long term capital gains derived from a stock investment is 15%.  On the other hand, distributions to corporate shareholders may be eligible for the dividends received deduction, subject to certain limitations in the Internal Revenue Code, whereas distributions from REITs are not eligible for the dividends received deduction.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Under the terms of the Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  However, the Partnership’s reimbursement of the Trust is eliminated when the financial results of the Partnership and the Trust are consolidated.  The Percentage Leases provide for the payment of base rent and percentage rent. For the three months ended April 30, 2004, base rent and percentage rent in the aggregate amount of $2.1 million was earned by the Partnership from InnSuites Hotels. However, rent revenue from InnSuites Hotels to the Partnership is eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust.  The principal determinant of percentage rent is InnSuites Hotels’ room revenue at the Hotels, as defined by the Percentage Leases. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Percentage Leases. Occupancy increased to 77.0%, an increase of 8.2% from the prior year period due to increased business and leisure travel in all of the Trust’s markets.  ADR increased $6.11, or 8.6%, from the prior year period due to the recovery in the travel industry.  These factors also caused REVPAR to increase $10.47, or 21.5%, from the prior year period.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE THREE MONTHS ENDED APRIL 30,
	2004	2003
OCCUPANCY	77.0%	68.8%
AVERAGE DAILY RATE (ADR)	$76.99	70.88
REVENUE PER AVAILABLE ROOM (REVPAR)	$59.27	48.80

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED APRIL 30, 2004

COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2003.

A summary of the operating results for the three months ended April 30, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$6,453,534	$5,729,225	$724,309	12.6%
Operating Income	$1,178,617	$886,933	$291,684	32.9%
Income from Continuing Operations	$356,367	$276,415	$79,952	28.9%
Income from Discontinued Operations	$2,646,278	$(129,316)	$2,775,594	>100%
Net Income Attributable to Shares of Beneficial Interest	$2,882,645	$147,099	$2,735,546	>100%
Net Income Per Share - Basic	$1.33	$0.07	$1.25	>100%
Net Income (Loss)Per Share - Diluted	$0.64	$(0.01)	$0.65	>100%

Total Trust revenue increased $724,000, or 12.6%, to $6.5 million from $5.7 million when comparing the three months ended April 30, 2004 and 2003, respectively.  The increase was primarily due to the consolidation of the Management Company and Licensing Corp. revenue, totaling $593,000, into the Trust financials beginning in the first quarter of fiscal year 2005.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased $147,000 or 2.6%, due primarily to increased occupancy at the Hotels.

Total expenses increased $326,000, or 5.9%, to $5.9 million from $5.5 million when comparing the three months ended April 30, 2004 and 2003.  Total operating expenses increased $433,000, or 9.0%, to $5.3 million from $4.8 million for three months ended April 30, 2004 and 2003, respectively.  The increases are due to the consolidation of the Management Company and Licensing Corp. expenses into the Trust financials beginning on February 1, 2004, which resulted in $355,000 of operating expenses and $364,000 of total expenses being included on the Trust’s Statement of Operations for the three months ended April 30, 2004.

General and administrative expenses increased $418,000, or 39.9%, to $1.5 million from $1.0 million when comparing the three months ended April 30, 2004 and 2003, respectively.  The increase was primarily due to the consolidation of the Management Company and Licensing Corp., which accounted for an additional $355,000 of general and administrative expenses.

Hotel property depreciation increased $49,000, or 9.1%, to $595,000 from $545,000 when comparing the three months ended April 30, 2004 and 2003, respectively.  The increase was primarily due to an increased asset base due to refurbishment projects at the Hotels.

Total interest expense decreased $106,000, or 15.2%, to $595,000 from $702,000 when comparing the three months ended April 30, 2004 and 2003, respectively. Interest on mortgage notes payable was consistent with the prior year period. Interest on notes payable to banks decreased $26,000, or 74.3%, to $9,000 from $35,000 when comparing the three months ended April 30, 2004 and 2003, respectively. This decrease was due to the Trust fully satisfying its bank term loan in connection with the sale of the Scottsdale, Arizona property and fully satisfying its bank line of credit in connection with the sale of the Flagstaff, Arizona property during fiscal year 2004.  Interest on notes payable and advances payable to related parties decreased $66,000, or 44.9%, to $81,000 from $147,000 when comparing the three months ended April 30, 2004 and 2003, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Scottsdale, Tempe and Flagstaff, Arizona properties.

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

The Trust has principal of $757,223 due and payable in fiscal year 2005 under mortgage notes payable.  For the twelve months between May 1, 2004 and April 30, 2005, the Trust has principal of $1,024,546 due and payable under mortgage notes payable.  The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.

The Trust has principal of $132,088 due and payable in fiscal year 2005 under notes and advances payable to Wirth and his affiliates. For the twelve months between May 1, 2004 and April 30, 2005, the Trust has principal of $178,020 due and payable under notes and advances payable to Wirth and his affiliates. The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.  During the three months ended April 30, 2004, the Trust repaid principal of $1.9 million to Wirth and his affiliates and satisfied another $5.1 million to Wirth and his affiliates in connection with the sale of the Tempe, Arizona property.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”) from the rent paid under the Percentage Leases, an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties.  As of April 30, 2004, $96,800 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2004, the Hotels spent approximately $243,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  InnSuites Hotels also spent approximately $418,000 during the three months ended April 30, 2004 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2004, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and an employment contract with Wirth, the Trust does not have any off-balance sheet financing arrangements or liabilities.  The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements.  (See Note 2 - “Summary of Significant Accounting Policies.”)

CONTINUED LISTING WITH THE AMERICAN STOCK EXCHANGE

On June 13, 2003, the Trust received a notice from the American Stock Exchange (“Amex”) indicating that the Trust failed to meet certain of Amex’s continued listing standards as set forth under Section 1003(a) of the Amex Company Guide.  The Trust became non-compliant with Amex’s listing standards due to losses incurred in its five most recent fiscal years.  These losses were exacerbated by the terrorist attacks on September 11, 2001, the war in Iraq during the spring of 2003, as well as the general slowdown in the economy and travel.

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

As part of the Trust’s plan, the Trust has taken certain steps to reduce expenses and increase sales, which has positioned the Trust to improve its operating results.  In addition, the Trust has sold five non-strategic assets, its Scottsdale, Tempe and Flagstaff, Arizona, and Buena Park and San Diego, California properties, allowing it to reduce operating losses and fully satisfy its bank term loan and bank line of credit, as well as notes payable to related parties.  Through the sale of these assets, equity-raising activities and performing certain services in-house, the Trust expects to improve its financial position and results of operations.  The Trust expects to regain compliance with Amex’s listing requirements by November 2004.

SEASONALITY

The Hotels’ operations historically have been seasonal. The four southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest period of occupancy at those four southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenue. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business. To the extent that cash flows from operations are insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or meet operating needs. No assurance can be given that the Trust will make distributions in the future.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s ability to meet the American Stock Exchange’s continued listing requirements; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  There have been no significant changes in the Trust’s debt structure during the three months ended April 30, 2004.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon their evaluation, as of April 30, 2004, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended April 30, 2004, the Trust acquired 1,200 Shares of Beneficial Interest in open market transactions at an average price of $1.63 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 177,282 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 - February 29, 2004	—	$	N/A	—	269,891
March 1 - March 31, 2004	400		$1.79	400	178,082	*
April 1 - April 30, 2004	800		$1.55	800	177,282

*      Figure also reduced by 91,409 Class A limited partnership units in the Partnership also repurchased during the March 1-March 31, 2004 period.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	EXHIBITS.

EXHIBIT NUMBER	EXHIBIT

10.1

Promissory Note dated February 2, 2004 by InnSuites Hospitality Trust in favor of Pamela Wirth Barnhill (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.2

Promissory Note dated February 2, 2004 by InnSuites Hospitality Trust in favor of Brian Wirth (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.3

Promissory Note dated February 2, 2004 by InnSuites Hospitality Trust in favor of Christopher Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

10.4

Promissory Note dated February 2, 2004 by InnSuites Hospitality Trust in favor of Eric Wirth (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

31.1	Section 302 Certification By Chief Executive Officer.

31.2	Section 302 Certification By Chief Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

(b)                                 REPORTS ON FORM 8-K.

A Current Report on Form 8-K was filed by the Trust on April 9, 2004 to report under Item 2, Acquisition or Disposition of Assets, the Trust’s sale of its Tempe, Arizona and San Diego, California properties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: June 18, 2004	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated: June 18, 2004	/S/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer