Form 10-Q/A
period 2004-04-30
INNSUITES HOSPITALITY TRUST
filed 2004-09-02
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

PART I

FINANCIAL INFORMATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2004 of InnSuites Hospitality Trust filed with the Securities and Exchange Commission on June 18, 2004, for the purpose of amending the Consolidated Balance Sheets and Consolidated Statements of Operations presented under Item 1, Part I in order to restate the amounts reported for the implementation of FIN 46R and to record the consolidation of the Trust’s variable interest entity as a change in accounting principle in the Statements of Operations previously reported as a debit in minority interest.

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	RESTATED
	APRIL 30, 2004	JANUARY 31, 2004
	(UNAUDITED)	(AUDITED)
ASSETS

Hotel Properties, net	$34,160,587	34,085,320
Hotel Properties Held for Sale, net	—	11,733,371
Cash and Cash Equivalents	1,863,561	—
Restricted Cash	96,834	136,790
Accounts Receivable, including $146,533 and $105,667 from related parties, net of Allowance for Doubtful Accounts of $144,000 and $107,000, respectively	874,251	906,124
Prepaid Expenses and Other Assets	926,551	1,099,989
TOTAL ASSETS	$37,921,784	47,961,594

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Mortgage Notes Payable	$25,007,174	31,805,715
Notes and Advances Payable to Related Parties	906,172	6,852,241
Notes Payable to Banks	605,000	—
Other Notes Payable	336,395	169,277
Outstanding Checks in Excess of Cash Balance	—	240,520
Accounts Payable and Accrued Expenses, including $9,922 and $640,612 accrued interest and payables to related parties as of April 30, and January 31, 2004, respectively)	1,979,081	3,105,351
TOTAL LIABILITIES	28,833,822	42,173,104

MINORITY INTEREST IN PARTNERSHIP	8,676,834	7,362,089

SHAREHOLDERS’ EQUITY (DEFICIT)
Shares of Beneficial Interest, without par value; unlimited authorization; 2,291,349 and 2,048,701 shares issued and outstanding at April 30, and January 31, 2004, respectively	2,178,104	258,365
Treasury Stock, 815,336 and 844,636 shares held at April 30, and January 31, 2004, respectively	(1,766,976)	(1,831,964)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	411,128	(1,573,599)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$37,921,784	47,961,594

See accompanying notes to unaudited

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED
	FOR THE THREE MONTHS ENDED APRIL 30,
	2004	2003

REVENUE
Room	$5,375,188	5,215,983
Food and Beverage	357,703	380,332
Telecommunications	26,887	28,403
Other	116,571	104,507
Management and Trademark Fees, including $28,255 and $0 from related parties, respectively	47,177	—
Payroll Reimbursements, including $473,347 and $0 from related parties, respectively	530,008	—

TOTAL REVENUE	6,453,534	5,729,225

OPERATING EXPENSES
Room	1,231,459	1,174,325
Food and Beverage	324,804	354,418
Telecommunications	48,122	55,727
General and Administrative (includes $0 and $171,702 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	1,466,869	1,049,256
Sales and Marketing	448,052	424,429
Repairs and Maintenance	297,625	334,772
Hospitality	210,519	206,171
Utilities	272,115	280,578
Hotel Property Depreciation	594,679	545,265
Real Estate and Personal Property Taxes, Insurance and Ground Rent	326,195	348,204
Other	54,478	69,147

TOTAL OPERATING EXPENSES (includes $0 and $1,427,282 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	5,274,917	4,842,292

OPERATING INCOME	1,178,617	886,933

Interest Income	84	77

TOTAL INTEREST INCOME	84	77

Interest on Mortgage Notes Payable	501,489	517,047
Interest on Notes Payable to Banks	8,916	34,675
Interest on Notes Payable and Advances to Related Parties	81,084	147,168
Interest on Other Notes Payable	3,806	2,732

TOTAL INTEREST EXPENSE	595,295	701,622

INCOME BEFORE MINORITY INTEREST	583,406	185,388
LESS MINORITY INTEREST	227,039	(91,027)

INCOME FROM CONTINUING OPERATIONS	356,367	276,415
Discontinued Operations, Net of Minority Interest (includes $0 and $729,882 of expenses to related parties, respectively)	(211,782)	(129,316)
Gain on Disposition of Hotels, Net of Minority Interest	2,858,060	—

INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$3,002,645	147,099

INCOME TAX PROVISION (Note 9)	(120,000)	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(854,402)	—

INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$2,028,243	147,099

NET INCOME PER SHARE FROM CONTINUING OPERATIONS – BASIC	$0.16	0.14
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	1.17	(0.07)
NET LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – BASIC	(.39)	—
NET INCOME PER SHARE – BASIC	$0.94	0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	2,164,243	1,996,802

NET INCOME PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$0.05	0.02
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	0.59	(0.03)
NET LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – DILUTED	(.11)	—
NET INCOME (LOSS) PER SHARE – DILUTED	$0.53	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	7,991,574	8,496,760

See accompanying notes to unaudited

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	RESTATED
	FOR THE THREE MONTHS ENDED APRIL 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$2,028,243	147,099
Adjustments to Reconcile Net Income Attributable to Shares Of Beneficial Interest to Net Cash (Used In) Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle	854,402
Minority Interest	2,438,616	(210,939)
Provision for uncollectible receivables	61,018	—
Depreciation and Amortization	763,970	876,495
(Gain) Loss on Disposal	(5,100,745)	25,293
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
Accounts Receivable, net	(27,867)	(169,267)
Prepaid Expenses and Other Assets	107,759	117,621
Accounts Payable and Accrued Expenses	(1,634,111)	(220,454)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(508,715)	565,848

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	39,956	2,095
Cash Received from Disposition of Hotel Properties	9,612,137	3,100,000
Improvements and Additions to Hotel Properties	(243,205)	(517,991)

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,408,888	2,584,104

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(5,088,042)	(309,075)
Payments on Notes Payable to Banks	(115,000)	(1,587,250)
Borrowings on Notes Payable to Banks	—	440,000
Repurchase of Partnership Units	(452,908)	—
Repurchase of Treasury Stock	(1,560)	(4,328)
Payments on Notes and Advances Payable to Related Parties	(1,487,194)	(1,845,753)
Borrowings on Notes and Advances Payable to Related Parties	198,000	87,250
Payments on Other Notes Payable	(26,408)	(19,315)
Distributions	(63,500)	—

NET CASH USED IN FINANCING ACTIVITIES	(7,036,612)	(3,238,471)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,863,561	(88,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	88,519

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,863,561	—

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

BASIS OF PRESENTATION

The financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.  Beginning February 1, 2004, financial results of Suite Hospitality Management, Inc. (the “Management Company”) and InnSuites Licensing Corp., as a wholly-owned subsidiary of the Management Company (“Licensing Corp.”), are consolidated with the Trust in compliance with FASB Interpretation No. 46R, and all significant intercompany transactions and balances have been eliminated.  See Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements.”

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2004, the Trust adopted Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), which amended FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46R requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.

As of February 1, 2004, the Trust recorded a charge for the cumulative effect of a change in accounting principle resulting from its recognition of the $854,000 net stockholder’s deficit of the Management Company, which is the Trust’s variable interest entity under FIN 46R.  The $854,000 charge represents the net effect of the Trust reporting $123,000 in net assets (consisting primarily of receivables) and $977,000 in net liabilities (consisting primarily of debt) upon consolidating the financial results of the Management Company.

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

The effect of consolidating the financial results of the Management Company and Licensing Corp. has been accounted for as a cumulative effect of a change in accounting principle.  As a result of consolidating the financial results of the Management Company with its results, as of April 30, 2004, the Trust’s financial results include a $854,402 charge for the cumulative effect of a change in accounting principle on the Statements of Operations resulting in a reduction in its Stockholders’ Equity which represents the aggregate stockholders’ deficit reported by the Management Company as of February 1, 2004.  See Note 8—“Subsequent Events.”

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

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $396,594 (most of which was accrued in prior periods) and $54,037 for the three months ended April 30, 2004 and 2003, respectively. The Trust recognized interest expense on related party notes to Wirth and his affiliates in the amounts of $75,983 and $140,442 for the three months ended April 30, 2004 and 2003, respectively.  The Trust had accrued unpaid interest on related party notes to Wirth and affiliates of $9,922 and $463,263 as of April 30, 2004 and January 31, 2003, respectively.

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

During the first quarter of fiscal year 2005, the Trust issued five promissory notes totaling $971,831 to Wirth and his affiliates in exchange for 433,036 Class B limited partnership units in the Partnership.

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

For purposes of preparing the Trust’s Unaudited Consolidated Statements of Cash Flows, the following adjustments were made to the February 1, 2004 balances of certain assets and liabilities as a result of the consolidation of the financial results of the Management Company and Licensing Corp. with the financial results of the Trust:

Accounts Receivable	$120,705
Prepaids and Other Assets	$2,515
Accounts Payable and Accrued Expenses	$214,596
Notes Payable to Banks	$720,000
Other Notes Payable	$43,026

During the first quarter of fiscal year 2005, the Trust reduced the principal balance of its note payable to Hulsey Hotels Corporation, an affiliate of Wirth, by $11,427 to offset receivables in the same amount that were owed to the Trust by other entities affiliated with Wirth.

During the first quarter of fiscal year 2005, J.R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Wirth.  In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817.

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

7.  SALE OF HOTEL PROPERTIES

On March 25, 2004, the Trust sold its Tempe, Arizona hotel to Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Wirth, for its appraised value of $6.8 million.  The purchase price was satisfied by Tempe Resort assuming the Trust’s mortgage note payable on the property of $1.7 million and assuming notes payable to Wirth and his affiliates of $5.1 million.

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

In connection with the Trust’s relinquishment of its REIT status as discussed above, the Trust no longer required the services of a separate management company.  The Trust determined it was in its best interest to buyout the management contracts and licensing agreements and directly manage its hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels, Inc.  The Trust believes the management process of the hotels will be simplified and that it will benefit from increased revenues by offering additional management and licensing services.  As a result of this buyout, the Management Company (the Trust’s variable interest entity under FIN 46R) will no longer be consolidated in the second quarter.  As of June 8, 2004, all of the Trust’s obligations have been satisfied and the Management Company is in the process of being liquidated.

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

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames.  In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate.  Following the acquisition, InnSuites Hotels will self-manage the Hotels.

9.                                       INCOME TAXES

The income tax provision recorded in the current period in the amount of $120,000 represents Alternative Minimum Taxes incurred on the gain recognized by the Trust upon the sale of hotel properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q/A.

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

With the relinquishment of the Trust’s REIT status, the Trust will be taxed under the general rules applicable to C corporations.  Consequently, the Trust could pay up to 35% of its taxable income in federal taxes and also pay applicable state taxes.  As a C corporation, the Trust’s distributions in respect of its Shares of Beneficial Interest will be taxed as dividends to the extent of the Trust’s current and accumulated earnings and profits.  Distributions in excess of the Trust’s current and accumulated profits will be taxed to a shareholder as a return of capital to the extent of the shareholder’s tax basis in his Shares of Beneficial Interest, and the amount of a distribution in excess of the shareholder’s tax basis will be taxed as a capital gain (a long-term capital gain if the shareholder has held the Shares of Beneficial Interest for more than one year).  Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the maximum federal income tax rate applicable to dividends and long-term capital gains derived from a stock investment is 15%.  On the other hand, distributions to corporate shareholders may be eligible for the dividends received deduction, subject to certain limitations in the Internal Revenue Code, whereas distributions from REITs are not eligible for the dividends received deduction.

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

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED APRIL 30, 2004

COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2003.

A summary of the operating results for the three months ended April 30, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$6,453,534	$5,729,225	$724,309	12.6%
Operating Income	$1,178,617	$886,933	$291,684	32.9%
Income from Continuing Operations	$356,367	$276,415	$79,952	28.9%
Income from Discontinued Operations	$2,646,278	$(129,316)	$2,775,594	>100%
Loss from Cumulative Effect of Change in Accounting Principle	$(854,402)	—	$(854,402)	-100%
Net Income Attributable to Shares of Beneficial Interest	$2,028,243	$147,099	$1,881,144	>100%
Net Income Per Share – Basic	$0.94	$0.07	$0.87	>100%
Net Income (Loss) Per Share – Diluted	$0.53	$(0.01)	$0.54	>100%

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

Total expenses increased $326,000, or 5.9%, to $5.9 million from $5.5 million when comparing the three months ended April 30, 2004 and 2003, respectively.  Total operating expenses increased $433,000, or 9.0%, to $5.3 million from $4.8 million for three months ended April 30, 2004 and 2003, respectively.  The increases are due to the consolidation of the Management Company and Licensing Corp. expenses into the Trust financials beginning on February 1, 2004, which resulted in $355,000 of operating expenses and $364,000 of total expenses being included on the Trust’s Statement of Operations for the three months ended April 30, 2004.

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

As of February 1, 2004, the Trust recorded a charge for the cumulative effect of a change in accounting principle resulting from its recognition of the $854,000 net stockholder’s deficit of the Management Company, which is the Trust’s variable interest entity under FIN 46R.  The $854,000 charge represents the net effect of the Trust reporting $123,000 in net assets (consisting primarily of receivables) and $977,000 in net liabilities (consisting primarily of debt) upon consolidating the financial results of the Management Company.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”) from the rent paid under the Percentage Leases, an amount equal to 4.0% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties.  As of April 30, 2004, $96,800 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2004, the Hotels spent approximately $243,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  InnSuites Hotels also spent approximately $418,000 during the three months ended April 30, 2004 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2004, the Trust has no commitments for capital expenditures beyond the 4.0% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and an employment contract with Wirth, the Trust does not have any off-balance sheet financing arrangements or liabilities.  The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements. (See Note 2 — “Summary of Significant Accounting Policies.”)

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q/A, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s ability to meet the American Stock Exchange’s continued listing requirements; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.  Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-Q/A relating to the operations of the Partnership.

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 – February 29, 2004	—	N/A	—	269,891
March 1 – March 31, 2004	400	$1.79	400	178,082	*
April 1 – April 30, 2004	800	$1.55	800	177,282

*                                         Figure also reduced by 91,409 limited partnership units in the Partnership also repurchased during the March 1 - March 31, 2004 period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  EXHIBITS.

EXHIBIT NUMBER	EXHIBIT
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

31.1+	Section 302 Certification By Chief Executive Officer.

31.2+	Section 302 Certification By Chief Financial Officer.

32.1+	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

+ Filed herewith.

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

INNSUITES HOSPITALITY TRUST

Dated: September 2, 2004	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated: September 2, 2004	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer