Form 10-Q
period 2004-07-31
INNSUITES HOSPITALITY TRUST
filed 2004-09-20
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of September 16, 2004:  2,352,778.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2004	JANUARY 31, 2004
	(UNAUDITED)	(AUDITED)
ASSETS
Hotel Properties, net	$33,846,743	34,085,320
Hotel Properties Held for Sale, net	—	11,733,371
Cash and Cash Equivalents	91,274	—
Restricted Cash	97,819	136,790
Accounts Receivable, including $87,206 and $105,667 from related parties, net of Allowance for Doubtful Accounts of $144,000 and $107,000, respectively	814,752	906,124
Prepaid Expenses and Other Assets	894,145	1,099,989
TOTAL ASSETS	$35,744,733	47,961,594

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Mortgage Notes Payable	$24,502,119	31,805,715
Notes and Advances Payable to Related Parties	681,786	6,852,241

Other Notes Payable	406,160	169,277
Outstanding Checks in Excess of Cash Balance	—	240,520
Accounts Payable and Accrued Expenses, including $3,977 and $640,612 accrued interest and payables to related parties as of July 31, and January 31, 2004, respectively)	2,018,418	3,105,351
TOTAL LIABILITIES	27,608,483	42,173,104

MINORITY INTEREST IN PARTNERSHIP	8,291,482	7,362,089

SHAREHOLDERS’ DEFICIT
Shares of Beneficial Interest, without par value; unlimited authorization; 2,353,378 and 2,048,701 shares issued and outstanding at July 31, and January 31, 2004, respectively	1,663,517	258,365
Treasury Stock, 853,007 and 844,636 shares held at July 31, and January 31, 2004, respectively	(1,818,749)	(1,831,964)
TOTAL SHAREHOLDERS’ DEFICIT	(155,232)	(1,573,599)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$35,744,733	47,961,594

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2004	2003
REVENUE
Room	$8,982,591	8,501,410
Food and Beverage	618,709	633,539
Telecommunications	47,149	55,093
Other	145,068	226,341
Management and Trademark Fees, including $41,232 and $0 from related parties, respectively	127,537	—
Payroll Reimbursements, including $981,080 and $0 from related parties, respectively	1,454,944	—
TOTAL REVENUE	11,375,998	9,416,383

OPERATING EXPENSES
Room	2,306,921	2,140,911
Food and Beverage	577,577	605,982
Telecommunications	99,921	109,024
General and Administrative (includes $0 and $264,356 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	2,124,161	1,914,792
Sales and Marketing	806,168	805,071
Repairs and Maintenance	585,978	643,353
Hospitality	386,084	355,318
Utilities	565,334	582,843
Hotel Property Depreciation	1,207,024	1,111,899
Real Estate and Personal Property Taxes, Insurance and Ground Rent	637,930	672,327
Other	104,357	121,906
Payroll Costs Related to Management Contracts	1,454,944	—

TOTAL OPERATING EXPENSES (includes $0 and $2,405,033 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	10,856,399	9,063,426
OPERATING INCOME	519,599	352,957
Interest Income	6,502	173
TOTAL INTEREST INCOME	6,502	173
Interest on Mortgage Notes Payable	998,762	1,037,110
Interest on Notes Payable to Banks	11,333	49,181
Interest on Notes Payable and Advances to Related Parties	93,270	296,186
Interest on Other Notes Payable	9,820	5,341
TOTAL INTEREST EXPENSE	1,113,185	1,387,818

LOSS BEFORE MINORITY INTEREST	(587,084)	(1,034,688)
LESS MINORITY INTEREST	(53,396)	(75,564)
LOSS FROM CONTINUING OPERATIONS	(533,688)	(959,124)
Discontinued Operations, Net of Minority Interest (includes $0 and $1,455,570 of expenses to related parties, respectively)	(267,773)	102,142
Gain on Disposition of Hotels, Net of Minority Interest	2,800,655	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$1,999,194	(856,982)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(854,402)	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$1,144,792	(856,982)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$(0.23)	(0.48)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	1.12	0.05
NET LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - BASIC AND DILUTED	(.38)	—
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.51	(0.42)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,260,502	2,007,651

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2004	2003
REVENUE
Room	$3,607,403	3,285,427
Food and Beverage	261,006	253,207
Telecommunications	20,261	23,690
Other	28,497	124,834
Management and Trademark Fees, including $26,373 and $0 from related parties, respectively	80,360	—
Payroll Reimbursements, including $560,344 and $0 from related parties, respectively	924,936	—
TOTAL REVENUE	4,922,463	3,687,158
OPERATING EXPENSES
Room	1,075,462	966,586
Food and Beverage	252,773	251,564
Telecommunications	51,799	53,297
General and Administrative (includes $0 and $104,656 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	1,187,300	865,536
Sales and Marketing	358,116	380,642
Repairs and Maintenance	288,353	308,581
Hospitality	175,565	149,147
Utilities	293,219	302,265
Hotel Property Depreciation	612,345	566,634
Real Estate and Personal Property Taxes, Insurance and Ground Rent	311,735	324,123
Other	49,879	52,759
Payroll Costs Related to Management Contracts	924,936	—
TOTAL OPERATING EXPENSES (includes $0 and $1,134,908 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	5,581,482	4,221,134
OPERATING LOSS	(659,019)	(533,976)
Interest Income	6,418	96
TOTAL INTEREST INCOME	6,418	96
Interest on Mortgage Notes Payable	497,273	520,063
Interest on Notes Payable to Banks	2,417	14,506
Interest on Notes Payable and Advances to Related Parties	12,186	149,018
Interest on Other Notes Payable	6,014	2,609
TOTAL INTEREST EXPENSE	517,890	686,196

LOSS BEFORE MINORITY INTEREST	(1,170,491)	(1,220,076)
LESS MINORITY INTEREST	(272,289)	(165,631)
LOSS FROM CONTINUING OPERATIONS	(898,202)	(1,054,445)
Discontinued Operations, Net of Minority Interest (includes $0 and $725,688 of expenses to related parties, respectively)	(36,346)	49,524
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(934,548)	(1,004,921)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.38)	(0.52)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	(0.02)	0.02
NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$(0.40)	(0.50)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,354,669	2,018,147

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Shares of Beneficial Interest	$1,144,792	(856,982)
Adjustments to Reconcile Net Income (Loss) Attributable to Shares Of Beneficial Interest to Net Cash (Used In) Provided by Operating Activities:
Cumulative Effect of Accounting Principle	854,402	—
Minority Interest	1,813,330	(838,938)
Net Income from Variable Interest Entity	306,830	—
Depreciation and Amortization	1,430,065	1,777,767
Deferred gain	33,750	—
Issuance of Shares for VIE	155,000	—
(Gain) Loss on Disposal of Hotel Property	(5,108,637)	50,911
Loss on Impairment of Hotel Property	—	328,976
Changes in Assets and Liabilities:
Accounts Receivable, net	92,650	(140,981)
Prepaid Expenses and Other Assets	188,772	(60,868)
Accounts Payable and Accrued Expenses	(1,473,320)	954,408
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(562,366)	1,214,293

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	38,971	(12,170)
Cash Received from Disposition of Hotel Properties	9,612,137	—
Improvements and Additions to Hotel Properties	(611,941)	(1,095,028)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,039,167	(1,107,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(5,593,097)	(620,145)
Payments on Notes Payable to Banks	(720,000)	(87,250)
Borrowings on Notes Payable to Banks	—	440,000
Repurchase of Partnership Units	(453,223)	(137)
Repurchase of Treasury Stock	(59,498)	(5,900)
Other Distributions to Owners	(85,683)	—
Payments on Notes and Advances Payable to Related Parties	(1,616,036)	(245,753)
Borrowings on Notes and Advances Payable to Related Parties	198,000	520,250
Payments on Other Notes Payable	(55,990)	(39,895)
NET CASH USED IN FINANCING ACTIVITIES	(8,385,527)	(38,830)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,274	68,265
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	88,519
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,274	$156,784

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 2004 AND 2003

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at July 31, 2004 owned, through a partnership interest in RRF Limited Partnership (the “Partnership”), six hotels (the “Hotels”) with an aggregate of 940 suites in Arizona, southern California and New Mexico.  The Trust is the sole general partner in the Partnership.  The hotels are operated by InnSuites Hotels, Inc. (“InnSuites Hotels”), a wholly owned subsidiary of the Trust.

Effective February 1, 2004, the Trust relinquished its federal tax status as a real estate investment trust (“REIT”). Following that date, any distributions to its shareholders will not be deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.  With the relinquishment of the Trust’s REIT status, the Trust will be taxed under the general rules applicable to C corporations.

The Trust’s general partnership interest in the Partnership was 57.18% and 51.31% on July 31, 2004 and 2003, respectively, and the weighted average for the six months ended July 31, 2004 and 2003 was 56.53% and 50.91%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  As of July 31, 2004, a total of 1,189,386 Class A limited partnership units were issued and outstanding.  Additionally, a total of 4,467,938 Class B limited partnership units were held by James F. Wirth (“Wirth”) and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 5,657,324 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.  From February 1, 2004 through June 8, 2004, financial results of Suite Hospitality Management, Inc. (the “Management Company”) and InnSuites Licensing Corp. (“Licensing Corp.”),a wholly owned subsidiary of the Management Company, are consolidated with the Trust in compliance with FASB Interpretation No. 46R, and all significant intercompany transactions and balances have been eliminated. After June 8, 2004, consolidation of the financial results of the Management Company and Licensing Corp. is no longer required by FASB Interpretation No. 46R since InnSuites Hotels acquired the management contracts and licensing agreements from the Management Company and the Licensing Corp., respectively, on that date. See Note 8.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K/A as of and for the year ended January 31, 2004.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards No. 144. If the carrying value of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment charge to reduce the asset’s carrying value to its fair value.  Fair value is determined by either a current third-party property appraisal, if available, or the present value of future cash flows over the remaining life of the asset.  The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

REVENUE RECOGNITION

Room, Food and Beverage, Telecommunications, and other revenue, are recognized as earned as services are provided and items are sold.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2004, the Trust adopted Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), which amended FIN 46, “Consolidation of Variable Interest Entities,”  an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46R requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.

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

The effect of consolidating the financial results of the Management Company and Licensing Corp. has been accounted for as a cumulative effect of a change in accounting principle.  As a result of consolidating the financial results of the Management Company with its results, as of July 31, 2004, the Trust’s financial results include a $854,402 charge for the cumulative effect of a change in accounting principle on the Statements of Operations resulting in a reduction in its Stockholders’ Equity which represents the aggregate stockholders’ deficit reported by the Management Company as of February 1, 2004.

After June 8, 2004, consolidation of the financial results of the Management Company and Licensing Corp. are no longer required by FIN 46R since InnSuites Hotels acquired the management contracts and licensing agreements from the Management Company on that date.

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the six months ended July 31, 2004 and 2003, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average number of these additional Shares of Beneficial Interest would be 5,743,322 and 6,486,102 for the first six months of fiscal year 2005 and 2004, respectively.  These Shares were not included in the diluted earnings per share calculation for the six months ended July 31, 2004 as there is a loss from continuing operations.

For the three and six months ended July 31, 2004, 241,200 stock options, and for the three and six months ended July 31, 2003, 252,000 stock options, are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect, since the exercise price exceeds the fair market value.

3. RELATED PARTY TRANSACTIONS

The Partnership is responsible for all expenses incurred by the Trust in accordance with the Partnership Agreement.

As of July 31, 2004 and 2003, Wirth and his affiliates held 4,467,938 and 5,000,974 Class B limited partnership units, respectively. As of July 31, 2004 and 2003, Wirth and his affiliates held 610,563 and 455,000 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $406,516 (most of which was accrued in prior periods) and $54,037 for the six months ended July 31, 2004 and 2003, respectively. The Trust recognized interest expense on related party notes to Wirth and his affiliates in the amounts of $88,168 and $277,910 for the six months ended July 31, 2004 and 2003, respectively.  The Trust had accrued but unpaid interest on related party notes to Wirth and his affiliates of $3,977 and $463,263 as of July 31, 2004 and January 31, 2004, respectively.

As of July 31, 2004, the Trust had management and licensing fees receivable from related party hotels owned by Wirth of $8,613.

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

Notes and advances payable to related parties consist of funds provided by Wirth and his affiliates to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $682,000 and $6.9 million as of July 31, 2004 and January 31, 2004, respectively. The notes and advances payable to related parties consist of:

	7/31/04	1/31/04
Note payable to Hulsey Hotels Corporation, an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $10,488 through March 2007.	183,921	356,550

Note payable to Brian Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	124,467	—

Note payable to Eric Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	124,466	—

Note payable to Pamela Barnhill Wirth, daughter of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	124,466	—

Note payable to Christopher Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	124,466	—

Note payable to Steve Robson, Trustee of the Trust, bearing interest at 7% per annum, secured by Class A limited partnership units in the Partnership. During the second quarter of fiscal year 2005, Mr. Robson agreed to receive 55,423 Shares of Beneficial Interest in the Trust to satisfy the outstanding balance of the note.	—	239,667

Unsecured notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	514,500

Unsecured note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	2,000,000

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	2,072,893

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	1,379,646

Note payable to Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	187,230

Unsecured note payable to Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	101,755

Totals	$681,786	$6,852,241

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

During the second quarter of fiscal year 2005, the Trust issued 55,423 Shares of Beneficial Interest to satisfy unpaid principal and interest totaling $95,882 to Mr. Robson, Trustee of the Trust.

As of February 2, 2004, J. R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares of Beneficial Interest in the Trust to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Wirth.  In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817.  The Management Company fully satisfied this obligation during June 2004.

4. NOTES PAYABLE TO BANKS

On July 21, 2004, the Trust obtained a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership all dated July 21, 2004.  Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (5.0% as of July 31, 2004) per annum, and is required to make monthly interest-only payments.  The line of credit matures on July 20, 2005.  The balance on the line of credit as of July 31, 2004 was $0.

5.  OTHER NOTES PAYABLE

During the first quarter of fiscal year 2005, the Trust issued two promissory notes to unrelated third parties totaling $166,000 in exchange for 91,409 Class A limited partnership units in the Partnership.

During the second quarter of fiscal year 2005, the Trust issued a promissory note to an unrelated third party totaling $13,255 in exchange for 7,632 Class A limited partnership units in the Partnership.

During the second quarter of fiscal year 2005, the Trust issued four promissory notes totaling $110,000 to unrelated third parties in exchange for 63,694 Shares of Beneficial Interest in the Trust.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,524,852 and $1,529,111 in cash for interest for the six months ended July 31, 2004 and 2003, respectively.

During the second quarter of fiscal year 2005, the Trust issued one promissory note totaling $13,255 to an unrelated third party in exchange for 7,632 Class A limited partnership units in the Partnership.

During the second quarter of fiscal year 2005, the Trust issued four promissory notes totaling $110,000 to unrelated third parties in exchange for 63,694 Shares of Beneficial Interest in the Trust.

During the second quarter of fiscal year 2005, the Trust issued 55,423 Shares of Beneficial Interest to satisfy unpaid principal and interest totaling $95,882 to Mr. Robson, Trustee of the Trust.

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

During the first quarter of fiscal year 2005, J.R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares of Beneficial Interest in the Trust to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Wirth.  In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817.  The Management Company fully satisfied this obligation during June 2004.

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

During the second quarter of fiscal year 2005, the Trust recorded an increase in its hotel properties’ carrying values in the aggregate amount of $3,299 which reflects the excess of the amount paid by the Trust to purchase limited partnership units in the Partnership from minority interest holders over the book value of such purchased units.

During the second quarter of fiscal year 2005, the Trust issued 100,000 Shares of Beneficial Interest to acquire the management and license agreements from the Management Company, reflecting a transaction value of $155,000.  See Note 8.

7.  SALE OF HOTEL PROPERTIES

On March 25, 2004, the Trust sold its Tempe, Arizona hotel to Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Wirth, for its appraised and carrying value of $6.8 million.  The purchase price was satisfied by Tempe Resort assuming the Trust’s mortgage note payable on the property of $1.7 million and assuming notes payable to Wirth and his affiliates of $5.1 million.

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

Total revenues attributable to the operations of the Tempe, Arizona and San Diego, California hotels for the three months ended July 31, 2004 was $0, and for the six months ended July 31, 2004 was $905,197.  Income attributable to Shares of Beneficial Interest from the operations of the Tempe, Arizona and San Diego, California hotels for the three months ended July 31, 2004 was $0, and for the six months ended July 31, 2004 was $2,523,882.

8.  PURCHASE OF MANAGEMENT AND LICENSING CONTRACTS

In connection with the Trust’s relinquishment of its REIT status, the Trust no longer required the services of a separate management company. The Trust determined it was in its best interest to buyout the management contracts and licensing agreements and directly manage its hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels, Inc.  As a result of this buyout, the Management Company (the Trust’s variable interest entity under FIN 46R) will no longer be consolidated in the second quarter. As of June 8, 2004, all of the Trust’s obligations have been satisfied and the Management Company is in the process of being liquidated.

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels.  In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate.  Following the acquisition, InnSuites Hotels will self-manage the Hotels. The Trust also manages one unrelated hotel in San Diego, California and three related party hotels owned by Wirth.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames.  In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of Beneficial Interest of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate.  Following the acquisition, InnSuites Hotels will self-manage the Hotels. The Trust also licenses two unrelated hotels in San Diego and Buena Park, California and three related party hotels owned by Wirth.  The Trust paid $459,000 in cash to satisfy the Management Company’s line of credit.  The additional $80,000 was paid to the Management Company to satisfy the Trust’s obligation for the net liabilities of approximately the same amount.  The Shares of Beneficial Interest issued by the Trust were valued at $155,000, which amount was recorded as an expense.

9.                                       INCOME TAXES

The income tax provision recorded in the current period in the amount of $109,000 represents Alternative Minimum Taxes incurred on the gain recognized by the Trust upon the sale of hotel properties.

During the current period, approximately $650,000 of the Trust’s federal and state net operating losses were used to offset the Trust’s otherwise taxable income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust owns the sole general partner’s interest in the Partnership.  Prior to May 1, 2004, the Hotels were leased to InnSuites Hotels pursuant to leases which contained provisions for rent based on the revenues of the Hotels (the “Percentage Leases”).  InnSuites Hotels’ rental payments to the Partnership are eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust for the six months ended July 31, 2004 and 2003.

Prior to May 1, 2004, the Trust’s principal source of cash flows was distributions from the Partnership, which are dependent upon lease payments pursuant to the Percentage Leases. InnSuites Hotels’ ability to make payments to the Partnership pursuant to the Percentage Leases was dependent primarily upon the operations of the Hotels. As a result of the Trust’s acquisition of InnSuites Hotels as of February 1, 2001, any profits earned by InnSuites Hotels in its operation of the Hotels may be distributed to the Trust. On May 1, 2004, the Partnership and InnSuites Hotels agreed to terminate the Percentage Leases for the Hotels.  As a result, the Partnership will operate the Hotels and the operating results of the Hotels will be reflected on the Partnership’s financial records.  The Trust’s election to relinquish its REIT status for federal taxation purposes removed the requirement for the Partnership to lease its hotel properties.

Sale of Tempe, Arizona Hotel

On March 25, 2004, the Trust sold its Tempe, Arizona property to Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Wirth, for its appraised and carrying value of $6.8 million.  Tempe Resort satisfied the purchase price for the hotel by assuming the Trust’s mortgage note on the property of $1.7 million and assuming $5.1 million of the Trust’s notes payable to affiliates of Wirth.

Sale of San Diego, California Hotel

On April 1, 2004, the Trust sold its San Diego, California hotel to an unrelated third party for $9.7 million, which was paid in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property, $1.1 million to satisfy notes payable to related parties, and $700,000 to reduce trade payables, and retained the remaining proceeds to fund future operations and capital improvements.  The Trust recognized a gain of $5.2 million on the sale, of which $2.9 million was attributable to Shares of Beneficial Interest.

INCOME TAX

Effective February 1, 2004, the Trust relinquished its federal tax status as a REIT.  Following that date, any distributions to its shareholders will not be deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.

As a REIT, the Trust was required to distribute at least 90% of its net taxable income annually in order to maintain its REIT qualification. No such minimum distribution requirements apply to the Trust beginning on February 1, 2004.

With the relinquishment of the Trust’s REIT status, the Trust will be taxed under the general rules applicable to C corporations.  Consequently, the Trust could pay up to 35% of its taxable income in federal taxes and also pay applicable state taxes.  As a C corporation, the Trust’s distributions in respect of its Shares of Beneficial Interest will be taxed as dividends to the extent of the Trust’s current and accumulated earnings and profits.  Distributions in excess of the Trust’s current and accumulated profits will be treated as a return of capital to the extent of the shareholder’s tax basis in his Shares of Beneficial Interest, and the amount of a distribution in excess of the shareholder’s tax basis will be taxed as a capital gain (a long term capital gain if the shareholder has held the Shares of Beneficial Interest for more than one year).  Under the Jobs and Growth Tax Relief Reconciliation Act of 2003, the maximum federal income tax rate applicable to dividends and long term capital gains derived from a stock investment is 15%.  On the other hand, distributions to corporate shareholders may be eligible for the dividends received deduction, subject to certain limitations in the Internal Revenue Code, whereas distributions from REITs are not eligible for the dividends received deduction.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Under the terms of the Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  However, the Partnership’s reimbursement of the Trust is eliminated when the financial results of the Partnership and the Trust are consolidated.  The Percentage Leases provide for the payment of base rent and percentage rent. For the six months ended July 31, 2004, base rent and percentage rent in the aggregate amount of $2.1 million was earned by the Partnership from InnSuites Hotels. However, rent revenue from InnSuites Hotels to the Partnership is eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust.  The principal determinant of percentage rent is InnSuites Hotels’ room revenue at the Hotels, as defined by the Percentage Leases. On May 1, 2004, the Partnership and InnSuites Hotels agreed to terminate the Percentage Leases for the Hotels.  As a result, the Partnership will operate the Hotels and the operating results of the Hotels will be reflected on the Partnership’s financial records.  Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy increased to 70.5%, an increase of 5.9% from the prior year period due to increased business and leisure travel in all of the Trust’s markets.  ADR increased $6.00, or 9.0%, from the prior year period due to the recovery in the travel industry.  These factors also caused REVPAR to increase $8.19, or 19.0%, from the prior year period.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE SIX MONTHS ENDED JULY 31,
	2004	2003
OCCUPANCY	70.5%	64.6%
AVERAGE DAILY RATE (ADR)	$72.62	66.62
REVENUE PER AVAILABLE ROOM (REVPAR)	$51.22	43.03

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE SIX MONTHS ENDED JULY 31, 2004

COMPARED TO THE SIX MONTHS ENDED JULY 31, 2003.

A summary of the operating results for the six months ended July 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$11,375,998	$9,416,383	$1,959,615	20.8%
Operating Income	$519,599	$352,957	$166,642	47.2%
Loss from Continuing Operations	$(533,688)	$(959,124)	$425,436	44.4%
Income from Discontinued Operations	$2,641,882	$102,142	$2,539,740	>100%
Loss from Cumulative Effect of Change in Accounting Principle	$(854,402)	—	$(854,402)	-100%
Net Income (Loss) Attributable to Shares of Beneficial Interest	$1,144,792	$(856,982)	$2,001,774	>100%
Net Income (Loss) Per Share - Basic and Diluted	$0.51	$(0.42)	$0.93	>100%

Total Trust revenue increased $2.0 million, or 20.8%, to $11.4 million from $9.4 million when comparing the six months ended July 31, 2004 and 2003, respectively.  The increase was primarily due to the consolidation of the Management Company and Licensing Corp. revenue and payroll reimbursement revenue in relation to its acquisition of the management contracts totaling $1.6 million into the Trust financials beginning in the second quarter of fiscal year 2005.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased $377,000 or 4.0%, due primarily to increased occupancy at the Hotels.

Total expenses increased $1.5 million, or 14.3%, to $12.0 million from $10.5 million when comparing the six months ended July 31, 2004 and 2003.  Total operating expenses increased $1.8 million, or 19.8%, to $10.9 million from $9.1 million for six months ended July 31, 2004 and 2003, respectively.  The increases are due to the consolidation of the Management Company and Licensing Corp. expenses into the Trust financials beginning on February 1, 2004, which resulted in $611,000 of operating expenses and $622,000 of total expenses being included on the Trust’s Statement of Operations for the six months ended July 31, 2004, in addition to payroll costs for employees leased to affiliated and third party hotels in conjunction with the Trust’s acquisition of the management contracts.

Hotel property depreciation increased $95,000, or 8.6%, to $1.2 million from $1.1 million when comparing the six months ended July 31, 2004 and 2003, respectively.  The increase was primarily due to an increased asset base due to refurbishment projects at the Hotels.

Total interest expense decreased $275,000, or 19.8%, to $1.1 million from $1.4 million when comparing the six months ended July 31, 2004 and 2003, respectively. Interest on mortgage notes payable for the six months ended July 31, 2004 of $1.0 million was consistent with the prior year period.  Interest on notes payable to banks decreased $38,000, or 77.0%, to $11,000 from $49,000 when comparing the six months ended July 31, 2004 and 2003, respectively. This decrease was due to the Trust fully satisfying its bank term loan in connection with the sale of the Scottsdale, Arizona property and fully satisfying its bank line of credit in connection with the sale of the Flagstaff, Arizona property during fiscal year 2004.  Interest on notes payable and advances payable to related parties decreased $203,000, or 68.5%, to $93,000 from $296,000 when comparing the six months ended July 31, 2004 and 2003, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Scottsdale, Tempe and Flagstaff, Arizona properties.

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

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED JULY 31, 2004

COMPARED TO THE THREE MONTHS ENDED JULY 31, 2003.

A summary of the operating results for the three months ended July 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$4,922,463	$3,687,158	$1,235,305	33.5%
Operating Loss	$(659,019)	$(533,976)	$125,043	23.4%
Loss from Continuing Operations	$(898,202)	$(1,054,455)	$156,253	14.8%
Loss / Income from Discontinued Operations	$(36,346)	$49,524	$(85,870)	>100%
Net Loss Attributable to Shares of Beneficial Interest	$(934,548)	$(1,004,921)	$70,373	7.0%
Net Loss Per Share - Basic and Diluted	$(0.40)	$(0.50)	$0.10	20.0%

Total Trust revenue increased $1.2 million, or 33.5%, to $4.9 million from $3.7 million when comparing the three months ended July 31, 2004 and 2003, respectively.  The increase was primarily due to the revenues derived from the management, licensing and leased labor contracts purchased from the Management Company and Licensing Corp. during the second quarter of fiscal year 2005.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased $230,000 or 6.2%, due primarily to increased occupancy at the Hotels.

Total expenses increased $1.2 million, or 24.5%, to $6.1 million from $4.9 million when comparing the three months ended July 31, 2004 and 2003.  Total operating expenses increased $1.4 million, or 33.3%, to $5.6 million from $4.2 million for three months ended July 31, 2004 and 2003, respectively.  The increases are due primarily to the payroll expenses resulting from providing leased labor services to non-Trust hotels during the second quarter of fiscal year 2005, in addition to the consolidation of the Management Company and Licensing Corp.

General and administrative expenses increased $322,000, or 37.2%, to $1.2 million from $866,000 when comparing the three months ended July 31, 2004 and 2003, respectively.  The increase was primarily due to expenses incurred for the acquisition of the management and licensing contracts from the Management Company.

Hotel property depreciation increased $46,000, or 8.1%, to $612,000 from $567,000 when comparing the three months ended July 31, 2004 and 2003, respectively.  The increase was primarily due to an increased asset base due to refurbishment projects at the Hotels.

Total interest expense decreased $168,000, or 24.5%, to $518,000 from $686,000 when comparing the three months ended July 31, 2004 and 2003, respectively. Interest on mortgage notes payable decreased $23,000, or 4.4%, to $497,000 from $520,000 when comparing the three months ended July 31, 2004 and 2003, respectively.  The decrease was primarily due to reduced interest on the Yuma, Arizona property mortgage note caused by a 10% prepayment of the principal paid in June 2004.  Interest on notes payable to banks decreased $12,000, or 83.3%, to $2,000 from $15,000 when comparing the three months ended July 31, 2004 and 2003, respectively. This decrease was due to the Trust fully satisfying its bank line of credit in connection with the sale of the Flagstaff, Arizona property during fiscal year 2004.  Interest on notes payable and advances payable to related parties decreased $137,000, or 91.8%, to $12,000 from $149,000 when comparing the three months ended July 31, 2004 and 2003, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Tempe and Flagstaff, Arizona properties.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership, the Trust has its proportionate share of the benefits and obligations of the Partnership’s ownership interests and operational interests in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flows. The Partnership’s principal source of revenue is cash flows from Hotel operations.

The Trust has principal of $497,085 due and payable in fiscal year 2005 under mortgage notes payable.  For the twelve months between August 1, 2004 and July 31, 2005, the Trust has principal of $1,023,181 due and payable under mortgage notes payable.  The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.

The Trust has principal of $89,494 due and payable in fiscal year 2005 under notes and advances payable to Wirth and his affiliates. For the twelve months between August 1, 2004 and July 31, 2005, the Trust has principal of $182,167 due and payable under notes and advances payable to Wirth and his affiliates. The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.  During the six months ended July 31, 2004, the Trust repaid principal of $1.9 million to Wirth and his affiliates and satisfied another $5.1 million to Wirth and his affiliates in connection with the sale of the Tempe, Arizona property.

On July 21, 2004, the Trust obtained a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership, all dated July 21, 2004.  Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (5.0% as of July 31, 2004) per annum, and is required to make monthly interest-only payments.  The line of credit matures on July 20, 2005.  The balance on the line of credit as of July 31, 2004 was $0.

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

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties.  As of July 31, 2004, $97,800 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2004, the Hotels spent approximately $612,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  InnSuites Hotels and the Partnership also spent approximately $709,000 during the six months ended July 31, 2004 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2004, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and an employment contract with Wirth, the Trust does not have any off-balance sheet financing arrangements or liabilities.  The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements. (See Note 2 – “Summary of Significant Accounting Policies.”)

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

As part of the Trust’s plan, the Trust has taken certain steps to reduce expenses and increase sales, which has positioned the Trust to improve its operating results.  In addition, the Trust has sold five non-strategic assets, its Scottsdale, Tempe and Flagstaff, Arizona, and Buena Park and San Diego, California properties, allowing it to reduce operating losses and fully satisfy its bank term loan and bank line of credit, as well as notes payable to related parties.  Through the sale of these assets, equity-raising activities and performing certain services in-house, the Trust expects to improve its financial position and results of operations.  The Trust expects to regain compliance with Amex’s listing requirements by January 2005.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  There have been no significant changes in the Trust’s debt structure during the six months ended July 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES.

Based upon their evaluation, as of July 31, 2004, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the six months ended July 31, 2004, the Trust acquired 94,594 Shares of Beneficial Interest in open market transactions at an average price of $1.79 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 83,888 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 - May 31, 2004	—	N/A	—	177,282
June 1 - June 30, 2004	83,894	$1.82	83,894	93,388
July 1 - July 31, 2004	9,500	$1.59	9,500	83,888

ITEM 6.	EXHIBITS.

(a)	EXHIBITS.

EXHIBIT NUMBER	EXHIBIT

31.1+	Section 302 Certification By Chief Executive Officer.

31.2+	Section 302 Certification By Chief Financial Officer.

32.1+	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: September 20, 2004	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated: September 20, 2004	/S/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer