Form 10-Q
period 2004-10-31
INNSUITES HOSPITALITY TRUST
filed 2005-01-10
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

Commission File Number 1–7062

INNSUITES HOSPITALITY TRUST

(Exact name of registrant as specified in its charter)

Ohio	34–6647590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre 1615 E. Northern Ave., Suite 102 Phoenix, AZ 85020
(Address of principal executive offices)

Registrant’s telephone number, including area code: (602) 944–1500

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of January 5, 2005:  2,323,978.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2004	JANUARY 31, 2004
	(UNAUDITED)	(AUDITED)
ASSETS
Hotel Properties, net	$33,424,490	$34,085,320
Hotel Properties Held for Sale, net	—	11,733,371
Cash and Cash Equivalents	108,168	—
Restricted Cash	132,117	136,790
Accounts Receivable, including $116,608 and $105,667 from related parties, net of Allowance for Doubtful Accounts of $222,000 and $107,000, respectively	892,407	906,124
Prepaid Expenses and Other Assets	1,001,974	1,099,989
TOTAL ASSETS	$35,559,156	$47,961,594

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
Mortgage Notes Payable	$24,257,135	$31,805,715
Notes and Advances Payable to Related Parties	837,430	6,852,241
Notes Payable to Banks	500,000	—
Other Notes Payable	375,378	169,277
Outstanding Checks in Excess of Cash Balance	—	240,520
Accounts Payable and Accrued Expenses, including $3,718 and $640,612 accrued interest and payables to related parties as of October 31, and January 31, 2004, respectively)	2,203,921	3,105,351
TOTAL LIABILITIES	28,173,864	42,173,104

MINORITY INTEREST IN PARTNERSHIP	7,896,653	7,362,089

SHAREHOLDERS’ DEFICIT
Shares of Beneficial Interest, without par value; unlimited authorization; 2,349,555 and 2,048,701 shares issued and outstanding at October 31, and January 31, 2004, respectively	1,313,263	258,365
Treasury Stock, 856,830 and 844,636 shares held at October 31, and January 31, 2004, respectively	(1,824,624)	(1,831,964)
TOTAL SHAREHOLDERS’ DEFICIT	(511,361)	(1,573,599)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$35,559,156	$47,961,594

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2004	2003
		(RESTATED)
REVENUE
Room	$13,518,541	$17,190,601
Food and Beverage	935,971	1,015,701
Telecommunications	75,089	115,126
Other	381,172	481,343
Management and Trademark Fees, including $63,142 and $0 from related parties, respectively	212,077	—
Payroll Reimbursements, including $1,609,660 and $0 from related parties, respectively	2,229,259	—
TOTAL REVENUE	17,352,109	18,802,771
OPERATING EXPENSES
Room	3,777,676	4,657,970
Food and Beverage	898,468	995,656
Telecommunications	174,124	236,140
General and Administrative (includes $0 and $580,676 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	3,125,676	3,597,033
Sales and Marketing	1,269,546	1,541,958
Repairs and Maintenance	1,037,609	1,419,089
Hospitality	623,623	839,121
Utilities	954,053	1,335,116
Hotel Property Depreciation	2,076,520	2,386,036
Real Estate and Personal Property Taxes, Insurance and Ground Rent	999,100	1,265,760
Other	149,708	284,373
Impairment of Hotel Property	—	328,976
Payroll Costs Related to Management Contracts	2,229,259	—
TOTAL OPERATING EXPENSES (includes $0 and $5,630,917 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	17,315,362	18,887,228
OPERATING INCOME (LOSS)	36,747	(84,457)
Interest Income	7,158	814
Gain on Disposition of Hotels	5,113,540	—
TOTAL OTHER INCOME	5,120,698	814
Interest on Mortgage Notes Payable	1,592,895	2,099,095
Interest on Notes Payable to Bank	15,947	51,637
Interest on Notes Payable and Advances Payable to Related Parties	100,411	432,752
Interest on Other Notes Payable	20,454	8,002
TOTAL INTEREST EXPENSE	1,729,707	2,591,486
INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	3,427,738	(2,675,129)
LESS MINORITY INTEREST	(1,717,046)	(864,326)
Income Tax Provision	(52,000)	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$1,658,692	$(1,810,803)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(854,402)	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$804,290	$(1,810,803)

NET INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OFADOPTION OF ACCOUNTING PRINCIPLE – BASIC	$0.72	$(0.89)
NET INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OFADOPTION OF ACCOUNTING PRINCIPLE – DILUTED	0.39	(0.89)
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE – BASIC	(0.37)	—
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE – DILUTED	(0.11)	—
NET INCOME (LOSS) PER SHARE - BASIC	0.35	(0.89)
NET INCOME (LOSS) PER SHARE - DILUTED	0.28	(0.89)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	2,291,003	2,027,564
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	8,005,450	2,027,564

See accompanying notes to unaudited
consolidated financial statements

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2004	2003
		(RESTATED)
REVENUE
Room	$3,680,952	$4,925,919
Food and beverage	306,514	337,638
Telecommunications	24,623	34,506
Other	191,648	114,616
Management and Trademark Fees, including $21,910 and $0 from related parties, respectively	84,539	—
Payroll Reimbursements, including $628,580 and $0 from related parties, respectively	774,315	—
TOTAL REVENUE	5,062,591	5,412,679
OPERATING EXPENSES
Room	1,158,758	1,369,854
Food and Beverage	300,364	313,050
Telecommunications	59,131	78,235
General and Administrative (includes $0 and $163,558 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	825,317	1,150,333
Sales and Marketing	378,241	458,337
Repairs and Maintenance	328,245	410,067
Hospitality	195,149	251,469
Utilities	324,575	466,953
Hotel Property Depreciation	666,041	630,670
Real Estate and Personal Property Taxes, Insurance and Ground Rent	315,222	349,699
Other	21,215	83,293
Payroll Costs Related to Management Contracts	774,315	—
TOTAL OPERATING EXPENSES (includes $0 and $1,690,698 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	5,346,573	5,561,960
OPERATING LOSS	(283,982)	(149,281)
Interest Income	518	241
TOTAL INTEREST INCOME	518	241
Interest on Mortgage Notes Payable	496,280	688,486
Interest on Notes Payable to Banks	4,614	4,803
Interest on Notes Payable and Advances to Related Parties	10,831	135,393
Interest on Other Notes Payable	6,943	2,661
TOTAL INTEREST EXPENSE	518,668	831,343
LOSS BEFORE MINORITY INTEREST AND INCOME TAX BENEFIT	(802,132)	(980,383)
LESS MINORITY INTEREST	(404,630)	(29,761)
INCOME TAX BENEFIT	57,000	—
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(340,502)	$(950,622)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.14)	$(0.46)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,351,342	2,066,740

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2004	2003
		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Shares of Beneficial Interest	$804,290	$(1,810,803)
Adjustments to Reconcile Net Income (Loss) Attributable to Shares Of Beneficial Interest to Net Cash (Used In) Provided by Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	854,402	—
Net Income from Variable Interest Entity	308,347	—
Minority Interest	1,408,700	(680,250)
Issuance of Shares for Services	155,000	—
Depreciation and Amortization	2,105,469	2,419,637
Gain on Disposal of Hotel Property	(5,135,422)	(288,848)
Loss on Impairment of Hotel Property	—	328,976
Changes in Assets and Liabilities:
Accounts Receivable, Net	14,994	(163,257)
Prepaid Expenses and Other Assets	13,630	184,452
Accounts Payable and Accrued Expenses	(1,162,625)	43,111
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(633,215)	33,018

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	4,672	(14,813)
Cash Received from Disposition of Hotel Properties	9,612,137	4,467,929
Improvements and Additions to Hotel Properties	(864,213)	(1,366,632)
NET CASH PROVIDED BY INVESTING ACTIVITIES	8,752,596	3,086,484

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(5,838,082)	(926,928)
Payments on Notes Payable to Banks	(720,000)	(87,250)
Borrowings on Notes Payable to Banks	500,000	440,000
Repurchase of Partnership Units	(453,223)	(137)
Repurchase of Treasury Stock	(62,997)	(6,417)
Other Distributions to Owners	(85,683)	—
Payments on Notes and Advances Payable to Related Parties	(1,660,056)	(2,991,575)
Borrowings on Notes and Advances Payable to Related Parties	398,000	965,250
Capital Contribution on Sale to Related Party in Excess of Carrying Value	—	192,080
Payments on Other Notes Payable	(89,172)	(62,707)
NET CASH USED IN FINANCING ACTIVITIES	(8,011,213)	(2,477,684)
NET INCREASE IN CASH AND CASH EQUIVALENTS	108,168	641,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	88,519
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,168	$730,337

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the state of Ohio that at October 31, 2004 owned, through a partnership interest in RRF Limited Partnership (the “Partnership”), six hotels (the “Hotels”) with an aggregate of 940 suites in Arizona, southern California and New Mexico.  The Trust is the sole general partner in the Partnership.  The hotels are operated by InnSuites Hotels, Inc. (“InnSuites Hotels”), a wholly owned subsidiary of the Trust.

Effective February 1, 2004, the Trust relinquished its federal tax status as a real estate investment trust (REIT). Following that date, any distributions to its shareholders will not be deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.  With the relinquishment of the Trust’s REIT status, the Trust will be taxed under the general rules applicable to C corporations.

The Trust’s general partnership interest in the Partnership was 57.18% and 51.31% on October 31, 2004 and 2003, respectively, and the weighted average for the nine months ended October 31, 2004 and 2003 was 56.65% and 51.04%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  As of October 31, 2004, a total of 1,189,386 Class A limited partnership units were issued and outstanding.  Additionally, a total of 4,467,938 Class B limited partnership units were held by James F. Wirth (“Wirth”) and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 5,657,324 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.  From February 1, 2004 through June 8, 2004, financial results of Suite Hospitality Management, Inc. (the “Management Company”) and InnSuites Licensing Corp. (“Licensing Corp.”), a wholly owned subsidiary of the Management Company, are consolidated with the Trust in compliance with FASB Interpretation No. 46R, and all significant intercompany transactions and balances have been eliminated. After June 8, 2004, consolidation of the financial results of the Management Company and Licensing Corp. is no longer required by FASB Interpretation No. 46R since InnSuites Hotels acquired the management contracts and licensing agreements from the Management Company and the Licensing Corp., respectively, on that date. See Note 8, “Purchase of Management and Licensing Contracts.”

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine–month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10–K as of and for the year ended January 31, 2004.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards No. 144. If the carrying value of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment charge to reduce the asset’s carrying value to its fair value.  Fair value is determined by either a current third–party property appraisal, if available, or the present value of future cash flows over the remaining life of the asset.  The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

REVENUE RECOGNITION

Room, Food and Beverage, Telecommunications, and Other revenue, are recognized as earned as services are provided and items are sold.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) was issued.  This Statement is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This Statement establishes standards for accounting for transactions in which an entity exchanges its equity securities for goods and services.  The Trust is required to adopt this Statement as of August 31, 2005.  The Trust believes that the adoption of this Statement will not affect future financial results, as all options granted by the Trust are fully vested.

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

As of February 1, 2004, the Trust recorded a charge for the cumulative effect of a change in accounting principle resulting from its recognition of the $854,000 net stockholder’s deficit of the Management Company, which was the Trust’s variable interest entity under FIN 46R.  The $854,000 charge represented the net effect of the Trust reporting $123,000 in net assets (consisting primarily of receivables) and $977,000 in net liabilities (consisting primarily of debt) upon consolidating the financial results of the Management Company.

All revenue and expense items for the Management Company and Licensing Corp. relating to services provided to the Hotels were eliminated when their financial results were consolidated with the Trust’s results.  Revenues and expenses relating to services provided by the Management Company and Licensing Corp. to hotels not owned by the Trust, however, were not eliminated.  Payroll reimbursements shown in the current period represent amounts received from hotels not owned by the Trust.

The effect of consolidating the financial results of the Management Company and Licensing Corp. was accounted for as a cumulative effect of a change in accounting principle.  As a result of consolidating the financial results of the Management Company with its results, as of October 31, 2004, the Trust’s financial results include a $854,402 charge for the cumulative effect of a change in accounting principle on the Statements of Operations resulting in a reduction in its Stockholders’ Equity which represents the aggregate stockholders’ deficit reported by the Management Company as of February 1, 2004.

After June 8, 2004, consolidation of the financial results of the Management Company and Licensing Corp. is no longer required by FIN 46R since InnSuites Hotels acquired the management contracts and licensing agreements from the Management Company on that date.  See Note 8, “Purchase of Management and Licensing Contracts.”

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share have been computed based on the weighted–average number of shares outstanding during the periods and potentially dilutive securities.

For the nine months ended October 31, 2004 and 2003, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted–average of these Shares of Beneficial Interest would be 5,714,447 and 6,468,021 for the first nine months of fiscal year 2005 and 2004, respectively.

For the three and nine months ended October 31, 2004 and 2003, 243,600 and 248,100 stock options, respectively, are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti–dilutive effect.

3.   RELATED PARTY TRANSACTIONS

As of October 31, 2004 and 2003, Wirth and his affiliates held 4,467,938 and 5,000,974 Class B limited partnership units, respectively. As of October 31, 2004 and 2003, Wirth and his affiliates held 610,563 and 455,000 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $418,189 (most of which was accrued in prior periods) and $141,253 for the nine months ended October 31, 2004 and 2003, respectively. The Trust recognized interest expense on related party notes to Wirth and affiliates in the amounts of $100,411 and $432,752 for the nine months ended October 31, 2004 and 2003, respectively.  The Trust had accrued but unpaid interest on related party notes to Wirth and affiliates of $3,718 and $463,263 as of October 31, 2004 and January 31, 2004, respectively.

As of October 31, 2004, the Trust had management and trademark fees receivable from hotels owned by Wirth in the amount of $116,608.

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

Notes and advances payable to related parties consist of funds provided by Wirth and his affiliates to repurchase Partnership units and to fund working capital and capital improvement needs. The aggregate amounts outstanding were approximately $837,000 and $6.9 million as of October 31, 2004 and January 31, 2004, respectively. The notes and advances payable to related parties consist of:

	10/31/04	1/31/04
Unsecured notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum and due in March 2005.	$200,000	$—

Note payable to Hulsey Hotels Corporation, an affiliate of Mr. Wirth, bearing interest at 7% per annum, secured by Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $10,488 through March 2007.	154,590	356,550

Note payable to Brian Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	120,710	—

Note payable to Eric Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	120,710	—

Note payable to Pamela Wirth Barnhill, daughter of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	120,710	—

Note payable to Christopher Wirth, son of James Wirth, bearing interest at 7% per annum, secured by 58,259 Class B limited partnership units in the Partnership, and due in monthly principal and interest payments of $1,971 through February 2011.	120,710	—

Note payable to Steve Robson, Trustee of the Trust, bearing interest at 7% per annum, secured by Class A limited partnership units in the Partnership. During the second quarter of fiscal year 2005, Mr. Robson agreed to receive 55,423 Shares of Beneficial Interest in the Trust to satisfy the outstanding balance of the note.	—	239,667

Unsecured notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	514,500

Unsecured note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	2,000,000

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	2,072,893

	10/31/04	1/31/04
Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	1,379,646

Note payable to Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	187,230

Unsecured note payable to Mr. Wirth. Paid in full during the first quarter of fiscal year 2005.	—	101,755

Totals	$837,430	$6,852,241

The Trust also had short–term borrowings during the first quarter from Rare Earth Financial, L.L.C. an affiliate of Wirth, totaling $198,000, which were repaid in full during the first quarter.

During the first quarter of fiscal year 2005, the Trust repurchased 433,036 Class B limited partnership units in the Partnership from affiliates of Wirth, issuing promissory notes in the aggregate amount of $974,331.  During the first quarter of fiscal year 2005, the Trust repaid $449,500 of these notes.  Additionally, Wirth converted 100,000 Class B limited partnership units in the Partnership into 100,000 Shares of Beneficial Interest.  The purchase price of the Class B limited partnership units purchased by the Trust exceeded the book value of those units by $516,340, which the Trust recorded as a dividend to the affiliates of Wirth that sold the units.

During the second quarter of fiscal year 2005, the Trust issued 55,423 Shares of Beneficial Interest to satisfy unpaid principal and interest totaling $95,882 to Mr. Robson, Trustee of the Trust.

As of February 2, 2004, J. R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares of Beneficial Interest in the Trust to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Wirth.  In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817.  The Management Company fully satisfied this obligation during June 2004.  See Note 8, “Purchase of Management and Licensing Contracts.”

4.   NOTES PAYABLE TO BANKS

On July 21, 2004, the Trust obtained a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership all dated July 21, 2004.  Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (5.0% as of October 31, 2004) per annum, and is required to make monthly interest–only payments.  The line of credit matures on July 20, 2005.  As of October 31, 2004, the Trust had drawn the entire $500,000 available under the line of credit.

5.  OTHER NOTES PAYABLE

During the first quarter of fiscal year 2005, the Trust issued two promissory notes to unrelated third parties totaling $166,000 in exchange for 91,409 Class A limited partnership units in the Partnership.

During the second quarter of fiscal year 2005, the Trust issued a promissory note to an unrelated third party totaling $13,500 in exchange for 7,632 Class A limited partnership units in the Partnership.

During the second quarter of fiscal year 2005, the Trust issued four promissory notes totaling $110,000 to unrelated third parties in exchange for 63,694 Shares of Beneficial Interest in the Trust.

During the third quarter of fiscal year 2005, the Trust issued a promissory note to an unrelated third party totaling $2,435 in exchange for 1,623 Shares of Beneficial Interest in the Trust.

6.  STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $2,036,788 and $2,328,277 in cash for interest for the nine months ended October 31, 2004 and 2003, respectively.

During the third quarter of fiscal year 2005, the Trust issued one promissory note totaling $2,435 to an unrelated third party in exchange for 1,623 Shares of Beneficial Interest in the Trust.

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

During the first quarter of fiscal year 2005, an affiliate of Wirth assumed the Trust’s $1.7 million mortgage note payable secured by its Tempe, Arizona property and $5.1 million of related party notes payable by the Trust in connection with the sale of the Tempe, Arizona property.  See Note 7, “Sale of Hotel Properties.”

During the first quarter of fiscal year 2005, the Trust reduced the principal balance of its note payable to Hulsey Hotels Corporation, an affiliate of Wirth, by $119,427 to offset receivables in the same amount that were owed to the Trust by other entities affiliated with Wirth.

During the first quarter of fiscal year 2005, the Trust reduced the principal balance of its note payable to Husley Hotels Corporation, an affiliate of Wirth, by $11,427 to offset receivables in the same amount that were owned to the Trust by other entities affiliated with Wirth.

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

On April 30, 2004, the Trust sold its San Diego, California hotel to an unrelated third party for $9.7 million, which the Trust received in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property, $1.1 million to satisfy notes payable to related parties, and $700,000 to reduce trade payables, and retained the remaining proceeds to fund future operations and capital improvements. The total gain realized on the sale was $5,113,540, of which approximately $2,217,000 was applicable to the minority interest.

8.   PURCHASE OF MANAGEMENT AND LICENSING CONTRACTS

In connection with the Trust’s relinquishment of its REIT status, the Trust no longer required the services of a separate management company. The Trust determined it was in its best interest to buy out the management contracts and licensing agreements and directly manage the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels. The Trust believes the management process of the Hotels will be simplified and that it will benefit from increased revenues by offering additional management and licensing services.  As a result of this buy out, the Management Company (which was the Trust’s variable interest entity under FIN 46R) was no longer consolidated in the second quarter. As of June 8, 2004, all of the Trust’s obligations were satisfied, and the Management Company is in the process of being liquidated.

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels.  In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate.  Following the acquisition, InnSuites Hotels will self–manage the Hotels. The Trust also manages one unrelated hotel in San Diego, California and three hotels owned by Wirth.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames.  In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of Beneficial Interest of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate.  Following the acquisition, InnSuites Hotels will self–manage the Hotels. The Trust also provides licensing services to two unrelated hotels in San Diego and Buena Park, California and three hotels owned by Wirth.  The Trust paid $459,000 in cash to satisfy the Management Company’s line of credit.  The additional $80,000 was paid to the Management Company to satisfy the Trust’s obligation for the net liabilities of approximately the same amount.  The Shares of Beneficial Interest issued by the Trust were valued at $155,000, which amount was recorded as an expense.

9.   INCOME TAXES

The income tax provision recorded in the current period in the amount of $52,000 represents alternative minimum taxes incurred on the gain recognized by the Trust upon the sale of hotel properties.

10.   SUBSEQUENT EVENTS

On December 10, 2004, the shareholders of the Trust approved all of the proposals included in the Trust’s Proxy Statement. Those proposals permit the issuance of Shares of Beneficial Interest in exchange for the cancellation of indebtedness owed by the Trust to the Partnership and certain affiliates of Wirth, in consideration of all general partner interests of Yuma Hospitality Properties, Ltd. held by the Partnership, and upon the conversion of Class B limited partnership units in the Partnership by Wirth and certain of his affiliates.  On January 4, 2005, the Board of Trustees approved the implementation of all of the proposals.  The Trust believes that the implementation of the proposals will return it to compliance with the American Stock Exchange’s continued listing standards. The Trust expects to regain compliance with the American Stock Exchange’s continued listing standards by January 2005.

On January 4, 2005, the Board of Trustees authorized the Trust to seek a buyer for the Trust’s Phoenix, Arizona hotel property and declared a dividend of $0.01 per Share of Beneficial Interest payable on January 31, 2005 to shareholders of record on January 18, 2005.  The Trust may sell the Phoenix, Arizona hotel property to a third party or an affiliate of Wirth.

11.   RESTATEMENTS

The Trust's portion of the gain on sale to a related party of $192,080 for the Flagstaff, Arizona hotel property was removed from the income statements for the three and nine month periods ended October 31, 2003.  Applying the interpretation of EITF Issue No. 03-13, the results of operations for all Hotels reported in discontinued operations for the three and nine month periods ended October 31, 2003 was reclassified to continuing operations due to significant continuing involvement by the Trust.

Following are tables that present certain financial information for the three and nine months ended October 31, 2003, as reported, adjustments thereto and as restated.

 For the Nine Month Period Ended October 31, 2003

	Revenues	Income (Loss) from Continuing Operations	Net Loss	Net Loss Per Share - Basic and Diluted
As Reported	$13,379,000	$185,000	$(1,619,000)	$(0.80)
Adjustments - Discontinued Operations	$5,424,000	$(269,000)	$—	$—
Adjustments - Gain on Sale	$—	$—	$(192,000)	$(0.09)
As Restated	$18,803,000	$(84,000)	$(1,811,000)	$(0.89)

For the Three Month Period Ended October 31, 2003

	Revenues	Income (Loss) from Continuing Operations	Net Loss	Net Loss Per Share - Basic and Diluted
As Reported	$3,962,000	$(169,000)	$(759,000)	$(0.37)
Adjustments - Discontinued Operations	$1,450,000	$20,000	$—	$—
Adjustments - Gain on Sale	$—	$—	$(195,000)	$(0.09)
As Restated	$5,412,000	$(149,000)	$(954,000)	$(0.46)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10–Q.

The Trust owns the sole general partner’s interest in the Partnership.  Prior to May 1, 2004, the Hotels were leased to InnSuites Hotels pursuant to leases which contained provisions for rent based on the revenues of the Hotels (the “Percentage Leases”).  InnSuites Hotels’ rental payments to the Partnership are eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results to the Trust for the nine months ended October 31, 2004 and 2003.

Prior to May 1, 2004, the Trust’s principal source of cash flows was distributions from the Partnership, which were dependent upon lease payments pursuant to the Percentage Leases. InnSuites Hotels’ ability to make payments to the Partnership pursuant to the Percentage Leases was dependent primarily upon the operations of the Hotels. As a result of the Trust’s acquisition of InnSuites Hotels as of February 1, 2001, any profits earned by InnSuites Hotels in its operation of the Hotels may be distributed to the Trust. On May 1, 2004, the Partnership and InnSuites Hotels agreed to terminate the Percentage Leases for the Hotels.  As a result, the Partnership will operate the Hotels and the operating results of the Hotels will be reflected on the Partnership’s financial records.  The Trust’s election to relinquish its REIT status for federal taxation purposes removed the requirement for the Partnership to lease its hotel properties.

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

The Trust has deferred tax assets related to the net operating loss of approximately $7,425,000 and $6,825,000 as of October 31, 2004 and October 31, 2003, respectively, which were offset by 100% valuation allowances.

InnSuites Hotels has a net operating loss carryforward of $1.6 million which expires in 2021.  For the periods ended October 31, 2004 and 2003, InnSuites Hotels did not record any income tax expense or liability provision since InnSuites Hotels incurred a net loss during each fiscal period.  InnSuites Hotels’ deferred tax assets related to the net operating loss of approximately $640,000 and $560,000, as of October 31, 2004 and October 31, 2003, respectively, were offset by 100% valuation allowances.

In addition to the net operating losses carryforward, there are other deferred tax assets which are fully allowed for at October 31, 2004 and October 31, 2003.  Effective February 1, 2004, the Trust relinquished its REIT status.  As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust's taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.

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

The Percentage Leases provided for the payment of base rent and percentage rent. For the nine months ended October 31, 2004, base rent and percentage rent in the aggregate amount of $2.1 million was earned by the Partnership from InnSuites Hotels. However, rent revenue from InnSuites Hotels to the Partnership is eliminated when the financial results of InnSuites Hotels and the Partnership are consolidated with the financial results of the Trust.  The principal determinant of percentage rent was InnSuites Hotels’ room revenue at the Hotels, as defined by the Percentage Leases.  On May 1, 2004, the Partnership and InnSuites Hotels agreed to terminate the Percentage Leases for the Hotels.  As a result, the Partnership will operate the Hotels, and the operating results of the Hotels will be reflected on the Partnership’s financial records.

Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy increased to 68.6%, an increase of 4.5% from the prior year period due to increased business and leisure travel in all of the Trust’s markets.  ADR increased $4.48, or 6.74%, from the prior year period due to the recovery in the travel industry.  These factors also caused REVPAR to increase $6.09, or 14.32%, from the prior year period.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2004	2003
OCCUPANCY	68.6%	64.0%
AVERAGE DAILY RATE (ADR)	$70.90	66.42
REVENUE PER AVAILABLE ROOM (REVPAR)	$48.61	42.52

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2003.

A summary of the operating results for the nine months ended October 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$17,352,109	$18,802,771	$(1,450,662)	–7.7%
Operating Income	$36,747	$(84,457)	$121,204	>100%
Loss from Cumulative Effect of Adoption of Accounting Principle	$(854,402)	—	$(854,402)	>100%
Net Income (Loss) Attributable to Shares of Beneficial Interest	$804,290	$(1,810,803)	$2,615,013	>100%
Net Income (Loss) Per Share – Basic	$0.35	$(0.89)	$1.24	>100%

Total Trust revenue decreased $1.5 million, or 7.7%, to $17.4 million from $18.8 million when comparing the nine months ended October 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of the Trust’s Tempe and San Diego properties early in 2004 and its Buena Park and Flagstaff properties late in 2003.  Revenues from operations, which include Room, Food and Beverage, Telecommunications and Other revenue, decreased $3.9 million, or 20.7%, due primarily to decreased rooms available as a result of the sale of the four hotel properties.

Total expenses decreased $2.4 million, or 11.3%, to $19.0 million from $21.5 million when comparing the nine months ended October 31, 2004 and 2003.  Total operating expenses decreased $1.6 million, or 8.3%, to $17.3 million from $18.9 million for nine months ended October 31, 2004 and 2003, respectively.  The decrease is primarily due to the sale of the Trust’s Tempe and San Diego properties early in 2004 and its Buena Park and Flagstaff properties late in 2003.

Hotel property depreciation decreased $310,000, or 13.0%, to $2.1 million from $2.4 million when comparing the nine months ended October 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of the four hotel properties.

Total interest expense decreased $862,000, or 33.3%, to $1.7 million from $2.6 million when comparing the nine months ended October 31, 2004 and 2003, respectively.  Interest on mortgage notes payable for the nine months ended October 31, 2004 of $1.6 million decreased by $500,000 from $2.1 million for the nine months ended October 31, 2003 due to the sale of hotel properties.  Interest on notes payable to banks decreased $36,900, or 69.1%, to $15,900 from $51,600 when comparing the nine months ended October 31, 2004 and 2003, respectively. This decrease was due to the sale of the Flagstaff, Arizona property.  Interest on notes payable and advances payable to related parties decreased $332,000, or 76.8%, to $100,000 from $433,000 when comparing the nine months ended October 31, 2004 and 2003, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Scottsdale, Tempe and Flagstaff, Arizona properties.

Shareholders' Deficit improved from ($1.6) million to a deficit of ($511,000) when comparing the nine months ended October 31, 2003 and 2004, respectively, due to the recognition of gain on sale of hotel properties and a reduction of minority interest resulting from the repurchase of limited partnership units in the Partnership.

As of February 1, 2004, the Trust recorded a charge for the cumulative effect of the adoption of accounting principle resulting from its recognition of the $854,000 net stockholder’s deficit of the Management Company, which was the Trust’s variable interest entity under FIN 46R. The $854,000 charge represents the net effect of the Trust reporting $123,000 in net assets (consisting primarily of receivables) and $977,000 in net liabilities (consisting primarily of debt) upon consolidating the financial results of the Management Company.  After June 8, 2004, consolidation of the financial results of the Management Company and Licensing Corp. is no longer required by FIN 46R since InnSuites Hotels acquired the management contracts and licensing agreements from the Management Company on that date.  See Note 8 to the Trust’s Unaudited Consolidated Financial Statements, “Purchase of Management and Licensing Contracts.”

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2003.

A summary of the operating results for the three months ended October 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$5,062,591	$5,412,679	$(350,088)	-6.5%
Operating Loss	$(283,982)	$(149,281)	$(134,701)	-90.2%
Net Loss Attributable to Shares of Beneficial Interest	$(340,502)	$(950,622)	$610,120	64.2%
Net Loss Per Share – Basic	$(0.14)	$(0.46)	$0.32	70.0%

Total Trust revenue decreased $350,000, or 6.5%, to $5.1 million from $5.4 million when comparing the three months ended October 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of hotel properties.  Revenues from operations, which include Room, Food and Beverage, Telecommunications and Other revenue, decreased $1.2 million, or 22.3%, due primarily to the sale of hotel properties.

Total expenses decreased $528,000, or 8.3%, to $5.9 million from $6.4 million when comparing the three months ended October 31, 2004 and 2003.  Total operating expenses decreased $215,000, or 3.9%, to $5.3 million from $5.6 million for three months ended October 31, 2004 and 2003, respectively.  The decreases are due primarily to the sale of hotel properties.

General and administrative expenses decreased $325,000, or 28.3%, to $825,000 from $1.2 million when comparing the three months ended October 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of hotel properties.

Hotel property depreciation increased $35,400, or 5.6%, to $666,000 from $631,000 when comparing the three months ended October 31, 2004 and 2003, respectively.  The increase was primarily due to an increased asset base due to refurbishment projects at the Hotels.

Total interest expense decreased $313,000, or 37.6%, to $519,000 from $831,000 when comparing the three months ended October 31, 2004 and 2003, respectively.  Interest on mortgage notes payable decreased $192,000, or 27.9%, to $496,000 from $688,000 when comparing the three months ended October 31, 2004 and 2003, respectively.  The decrease was primarily due to reduced interest on the Yuma, Arizona property mortgage note caused by a 10% prepayment of principal made in June 2004 and the sale of hotel properties.  Interest on notes payable to banks was $4,600 for the three months ended October 31, 2004.  Interest on notes payable and advances payable to related parties decreased $125,000, or 92.0%, to $10,800 from $135,000 when comparing the three months ended October 31, 2004 and 2003, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Tempe and Flagstaff, Arizona properties.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership, the Trust has its proportionate share of the benefits and obligations of the Partnership’s ownership interests and operational interests in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flows. The Partnership’s principal source of revenue is cash flows from Hotel operations.  If cash flow from operations is not sufficient to satisfy its obligations, the Trust would seek to refinance obligations secured by its hotel properties, borrow funds from third parties or related parties and/or raise funds through the sale of its hotel properties.

The Trust has principal of $251,113 due and payable in fiscal year 2005 under mortgage notes payable.  For the twelve months between November 1, 2004 and October 31, 2005, the Trust has principal of $1,041,527 due and payable under mortgage notes payable.  The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.

The Trust has principal of $45,138 due and payable in fiscal year 2005 under notes and advances payable to Wirth and his affiliates. For the twelve months between November 1, 2004 and October 31, 2005, the Trust has principal of $369,676 due and payable under notes and advances payable to Wirth and his affiliates. The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.  During the nine months ended October 31, 2004, the Trust repaid principal of $1.9 million to Wirth and his affiliates and satisfied another $5.1 million to Wirth and his affiliates in connection with the sale of the Tempe, Arizona property.

On July 21, 2004, the Trust obtained a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership all dated July 21, 2004.  Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (5.0% as of October 31, 2004) per annum, and is required to make monthly interest–only payments.  The line of credit matures on July 20, 2005.  As of October 31, 2004, the Trust had drawn the entire $500,000 available under the line of credit.  The Trust anticipates that cash flow from operations will be sufficient to satisfy this obligation when it becomes due.

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

The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long–term, medium–term or short–term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Partnership continues to contribute to a Capital Expenditures Fund (the “Fund”) from the rent paid under the Percentage Leases, an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties.  As of October 31, 2004, $132,117 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2004, the Hotels spent approximately $864,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  InnSuites Hotels and the Partnership also spent approximately $1.0 million during the nine months ended October 31, 2004 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2004, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF–BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and an employment contract with Wirth, the Trust does not have any off–balance sheet financing arrangements or liabilities.  The Trust does not have any majority–owned subsidiaries that are not included in the consolidated financial statements.  See Note 2 to the Trust’s Unaudited Consolidated Financial Statements, “Summary of Significant Accounting Policies.”

CONTINUED LISTING WITH THE AMERICAN STOCK EXCHANGE

On June 13, 2003, the Trust received a notice from the American Stock Exchange (“Amex”) indicating that the Trust failed to meet certain of Amex’s continued listing standards as set forth under Section 1003(a) of the Amex Company Guide.  The Trust became non–compliant with Amex’s listing standards due to losses incurred in its five most recent fiscal years.  These losses were exacerbated by the terrorist attacks on September 11, 2001, the war in Iraq during the spring of 2003, as well as the general slowdown in the economy and travel.

In response to this notice, the Trust was given the opportunity to submit a plan to Amex to regain compliance with the continued listing standards.  On August 26, 2003, Amex notified the Trust that it accepted the Trust’s plan and granted the Trust an extension of time to December 13, 2004 to regain compliance with the continued listing standards.  On December 9, 2004, Stephen A McConnell resigned as a Trustee of the Trust due to his expanding business schedule and personal obligations.  Mr. McConnell served as the Chairman of the Trust’s Audit Committee, and qualified as a “financial expert” under applicable SEC rules.  Due to the resignation of Mr. McConnell, management of the Trust asked for and received an extension to January 31, 2005 to return to compliance with the Amex continued listing standards and to fill the vacancy on the Trust’s Board of Trustees and Audit Committee.  On January 4, 2005, the Board of Trustees appointed Mason E. Anderson as a Trustee and as a member of the Audit Committee.  The Trust will be subject to periodic review by Amex staff during this extension period.

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

As part of the Trust’s plan, the Trust has taken certain steps to reduce expenses and increase sales, which has positioned the Trust to improve its operating results.  In addition, the Trust has sold five non–strategic assets, its Scottsdale, Tempe and Flagstaff, Arizona, and Buena Park and San Diego, California properties, allowing it to reduce operating losses and satisfy its bank term loan and bank line of credit, as well as notes payable to related parties.  Through the sale of these assets, equity–raising activities and performing certain services in–house, the Trust expects to improve its financial position and results of operations.

On December 10, 2004, the Trust held its 2004 Annual Meeting of Shareholders. The shareholders approved all of the proposals included in the Trust’s Proxy Statement.  On January 4, 2005, the Board of Trustees approved the implementation of all of the proposals.  The proposals, which the Trust believes will return it to compliance with the Amex continued listing standards, are:

A.                                   the issuance of Shares of Beneficial Interest of the Trust in exchange for the cancellation of indebtedness owed by the Trust to the Partnership;

B.                                     the issuance of Shares of Beneficial Interest of the Trust in consideration of the Trust’s acquisition of all general partner interests of Yuma Hospitality Properties, Ltd. which are currently held by the Partnership;

C.                                     the issuance of Shares of Beneficial Interest of the Trust in exchange for the cancellation of indebtedness owed by the Trust to certain affiliates of Wirth; and

D.                                    the issuance of Shares of Beneficial Interest of the Trust upon the conversion of Class B limited partnership units in the Partnership into Shares of Beneficial Interest by Wirth and certain of his affiliates.

The Trust expects to regain compliance with Amex’s continued listing standards by January 2005.

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

FORWARD–LOOKING STATEMENTS

Certain statements in this Form 10–Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward–looking statements be subject to the safe harbors created by such Acts.  These forward–looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s ability to meet the American Stock Exchange’s continued listing requirements; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

These forward–looking statements reflect the Trust’s current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward–looking statements.  Examples of such uncertainties include, but are not limited to:

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

•                outbreaks of communicable diseases;

•                natural disasters;

•                local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry or the markets in which the Trust operates or will operate;

•                uncertainties the Trust might encounter in changing from a REIT to a tax–paying entity; and

•                uncertainties the Trust will return to compliance with the continued listing standards of the American Stock Exchange.

The Trust does not undertake any obligation to update publicly or revise any forward–looking statements whether as a result of new information, future events or otherwise.  Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward–looking statements in this Form 10–Q relating to the operations of the Partnership.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Trust is exposed to interest rate risk primarily as a result of its mortgage notes payable, notes payable to banks and other notes payable.  Proceeds from these loans were used to maintain liquidity, fund capital expenditures and expand the Trust’s real estate investment portfolio and operations.

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  There have been no significant changes in the Trust’s debt structure during the nine months ended October 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES.

Based upon their evaluation, as of October 31, 2004, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded, except to the extent described below, that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934, as amended, within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

This Quarterly Report on Form 10–Q was not filed in a timely manner due to the loss of the Trust's Controller, complex accounting issues in connection with the Trust's recent proxy statement and issues associated with accounting for related party transactions and the presentation of results of operations.  Prior to this filing, the Trust has filed timely all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, including, in some instances, reports filed in compliance with Rule 12b–25 promulgated pursuant to the Securities Exchange Act of 1934.  The Trust is conducting a search for a Controller who will assist the Trust’s Chief Financial Officer to prepare and file all reports required to be filed by Section 13 or 15(d).  The addition of a Controller will also enable the Trust to further segregate the duties of its financial reporting and accounting staff.  The Trust is also hiring additional accounting staff to assist with preparing and timely filing its periodic reports.

PART II

OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b–18 of the Securities Exchange Act of 1934 for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended October 31, 2004, the Trust acquired 3,823 Shares of Beneficial Interest in open market transactions at an average price of $1.54 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 80,065 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 – August 31, 2004	1,623	$1.50	1,623	82,265
September 1 – September 30, 2004	200	$1.50	200	82,065
October 1 – October 31, 2004	2,000	$1.57	2,000	80,065

ITEM 6.  EXHIBITS.

(a)                                  EXHIBITS.

EXHIBIT NUMBER	EXHIBIT
10.1+	Promissory Note dated September 9, 2004 by InnSuites Hospitality Trust in favor of Rare Earth Financial, LLC.

10.2+	Promissory Note dated October 12, 2004 by InnSuites Hospitality Trust in favor of Rare Earth Financial, LLC.

31.1+	Section 302 Certification By Chief Executive Officer.

31.2+	Section 302 Certification By Chief Financial Officer.

32.1+	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: January 7, 2005	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated: January 7, 2005	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer