Form 10-Q/A
period 2003-10-31
INNSUITES HOSPITALITY TRUST
filed 2005-02-02
CIK 82473

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

Number of outstanding Shares of Beneficial Interest, without par value, as of January 25, 2005: 2,320,478.

PART I

FINANCIAL INFORMATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as an amendment to the Quarterly Report on Form 10-Q for the nine month period ended October 31, 2003 of InnSuites Hospitality Trust filed with the Securities and Exchange Commission on December 12, 2003, for the purpose of amending the Consolidated Statements of Operations presented under Part I, Item 1 in order to apply SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and reclassify as continuing operations the results for the Hotels previously reported in discontinued operations for the nine month periods ended October 31, 2003 and 2002, due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

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

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED FOR THE NINE MONTHS ENDED OCTOBER 31,
	2003	2002

REVENUE
Room	$17,190,601	19,042,781
Food and Beverage	1,015,701	1,192,683
Telecommunications	115,126	154,311
Other	481,343	651,037
TOTAL REVENUE	18,802,771	21,040,812
OPERATING EXPENSES
Room	4,657,970	5,053,123
Food and Beverage	995,656	1,189,248
Telecommunications	236,140	232,268
General and Administrative (includes $580,676 and $495,925 of management and franchise fees to affiliates for fiscal 2004 and 2003, respectively)	3,597,033	4,101,632
Sales and Marketing	1,541,958	1,707,571
Repairs and Maintenance	1,419,089	1,431,159
Hospitality	839,121	923,187
Utilities	1,335,116	1,506,089
Hotel Property Depreciation	2,386,036	2,291,629
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,265,760	1,412,142
Other	284,373	350,875
Loss on Impairment of Hotel Property	328,976	—
TOTAL OPERATING EXPENSES (includes $5,630,917 and $4,381,436 of leased labor to affiliates for fiscal 2004 and 2003, respectively)	18,887,228	20,198,923
OPERATING (LOSS) INCOME	(84,457)	841,889
Interest Income	814	1,099
TOTAL INTEREST INCOME	814	1,099
Interest on Mortgage Notes Payable	2,099,095	2,165,034
Interest on Notes Payable to Banks	51,637	121,724
Interest on Notes Payable and Advances to Related Parties	432,752	473,828
Interest on Other Notes Payable	8,002	5,237
TOTAL INTEREST EXPENSE	2,591,486	2,765,823

LOSS BEFORE MINORITY INTEREST	(2,675,129)	(1,922,835)
LESS MINORITY INTEREST	(864,326)	(838,895)
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(1,810,803)	(1,083,940)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.89)	(0.52)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,027,564	2,095,527

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED FOR THE THREE MONTHS ENDED OCTOBER 31,
	2003	2002

REVENUE
Room	$4,925,919	5,534,951
Food and Beverage	337,638	368,484
Telecommunications	34,506	44,007
Other	114,616	175,113
TOTAL REVENUE	5,412,679	6,122,555
OPERATING EXPENSES
Room	1,369,854	1,615,538
Food and Beverage	313,050	409,409
Telecommunications	78,235	72,382
General and Administrative (includes $163,558 and $145,679 of management and franchise fees to affiliates for fiscal 2004 and 2003, respectively)	1,150,333	1,250,889
Sales and Marketing	458,337	549,056
Repairs and Maintenance	410,067	486,933
Hospitality	251,469	287,891
Utilities	466,953	524,612
Hotel Property Depreciation	630,670	782,864
Real Estate and Personal Property Taxes, Insurance and Ground Rent	349,699	490,635
Other	83,293	113,351
TOTAL OPERATING EXPENSES (includes $1,690,698 and $1,433,087 of leased labor to affiliates for fiscal 2004 and 2003, respectively)	5,561,960	6,583,560
OPERATING LOSS	(149,281)	(461,005)
Interest Income	241	208
TOTAL INTEREST INCOME	241	208
Interest on Mortgage Notes Payable	688,486	732,476
Interest on Notes Payable to Banks	4,803	29,117
Interest on Notes Payable and Advances to Related Parties	135,393	175,223
Interest on Other Notes Payable	2,661	2,804
TOTAL INTEREST EXPENSE	831,343	939,620

LOSS BEFORE MINORITY INTEREST	(980,383)	(1,400,417)
LESS MINORITY INTEREST	(29,761)	(422,836)
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(950,622)	(977,581)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.46)	(0.49)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,066,740	1,995,478

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	RESTATED FOR THE NINE MONTHS ENDED OCTOBER 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss Attributable to Shares of Beneficial Interest	$(1,810,803)	(1,083,940)
Adjustments to Reconcile Net Loss Attributable to Shares Of Beneficial Interest to Net Cash Provided by Operating Activities:
Minority Interest	(680,250)	(838,895)
Depreciation and Amortization	2,419,637	2,334,637
(Gain) Loss on Disposal	(288,848)	51,531
Impairment of Hotel Property	328,976	—
Changes in Assets and Liabilities:
Accounts Receivable, net	(163,257)	252,869
Prepaid Expenses and Other Assets	184,452	63,542
Accounts Payable and Accrued Expenses	43,111	391,806
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,018	1,171,550

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(14,813)	66,703
Cash Received from Disposition of Hotel Properties	4,467,929	—
Improvements and Additions to Hotel Properties	(1,366,632)	(1,482,610)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,086,484	(1,415,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(926,928)	(932,929)
Refinancing of Mortgage Notes Payable	—	2,136,844
Payments on Notes Payable to Banks	(87,250)	(616,250)
Borrowings on Notes Payable to Banks	440,000	—
Repurchase of Partnership Units	(137)	(2,788)
Repurchase of Treasury Stock	(6,417)	(66,266)
Payments on Notes and Advances Payable to Related Parties	(2,991,575)	(284,128)
Borrowings on Notes and Advances Payable to Related Parties	965,250	268,465
Capital Contribution on Sale of Related Party in Excess of Carrying Value	192,080	—
Payments on Other Notes Payable	(62,707)	(46,505)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,477,684)	456,443
NET INCREASE IN CASH AND CASH EQUIVALENTS	641,818	212,086
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,519	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$730,337	212,086

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

During the third quarter of fiscal year 2004, the Trust issued four promissory notes in the amount of $75,000, $200,000, $110,000, and $60,000 to Rare Earth Development Company, an affiliate of Wirth, all of which were fully repaid in the third quarter of fiscal year 2004 utilizing a portion of the cash proceeds from the sale of the Trust’s Buena Park property.

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

In connection with the sale of the Flagstaff property, the Trust recorded a capital contribution of $377,330 to the Partnership, which resulted in a net increase in Shareholder equity in the amount of $192,080, net of minority interest.  Also in connection with the sale, affiliates of Wirth that hold certain promissory notes issued by the Trust and the Partnership released their security interests in the Flagstaff property.

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

8.             RESTATEMENTS

The Trust’s portion of the gain on sale to a related party of $192,080 ($377,000 before deducting the amount attributable to minority interest) for the Flagstaff, Arizona hotel property was reclassified as a capital contribution to the Partnership (which resulted in a net decrease in shareholders’ deficit) for the three and nine month periods ended October 31, 2003.  Applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Hotels reported in discontinued operations for the three and nine month periods ended October 31, 2003 were reclassified to continuing operations due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

For the Nine Month Period Ended October 31, 2003

	Revenues	Loss from Continuing Operations	Net Loss	Net Loss Per Share – Basic and Diluted
As Reported	$13,379,000	$(1,261,000)	$(1,619,000)	$(0.80)
Adjustments for Discontinued Operations	$5,424,000	$(358,000)	$—	$—
Gain on Sale of Hotel	$—	$(192,000)	$(192,000)	$(0.09)
As Restated	$18,803,000	$(1,811,000)	$(1,811,000)	$(0.89)

For the Nine Month Period Ended October 31, 2002

	Revenues	Loss from Continuing Operations	Net Loss	Net Loss Per Share – Basic and Diluted
As Reported	$14,670,000	$(1,291,000)	$(1,084,000)	$(0.52)
Adjustments for Discontinued Operations	$6,371,000	$207,000	$—	$—
As Restated	$21,041,000	$(1,084,000)	$(1,084,000)	$(0.52)

For the Three Month Period Ended October 31, 2003

	Revenues	Loss from Continuing Operations	Net Loss	Net Loss Per Share – Basic and Diluted
As Reported	$3,962,000	$(649,000)	$(759,000)	$(0.37)
Adjustments for Discontinued Operations	$1,450,000	$(110,000)	$—	$—
Gain on Sale of Hotel	$—	$(192,000)	$(192,000)	$(0.09)
As Restated	$5,413,000	$(951,000)	$(951,000)	$(0.46)

For the Three Month Period Ended October 31, 2002

	Revenues	Loss from Continuing Operations	Net Loss	Net Loss Per Share – Basic and Diluted
As Reported	$4,218,000	$(883,000)	$(978,000)	$(0.49)
Adjustments for Discontinued Operations	$1,905,000	$(95,000)	$—	$—
As Restated	$6,123,000	$(978,000)	$(978,000)	$(0.49)

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

Sale of Flagstaff, Arizona Property

On August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff Grand Canyon Resort, LLC (“Flagstaff Resort”), an affiliate of Wirth, for its appraised value of $2,775,000. Flagstaff Resort paid for the hotel with cash.  The Trust used the proceeds to fully satisfy its $1.5 million bank line of credit and to reduce its notes payable to Rare Earth Financial by $1,275,000.  In connection with this sale, the Trust recorded a capital contribution of $377,330 to the Partnership, which resulted in a net increase in Shareholder equity in the amount of $192,080, net of minority interest.

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

RESULTS OF OPERATIONS OF THE TRUST FOR THE NINE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2002.

Total Trust revenue decreased $2.2 million, or 10.6%, to $18.8 million from $21.0 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to a reduction in the number of suites sold and the sale of the Scottsdale, Arizona property in the first quarter of fiscal year 2004.

Total expenses decreased $1.5 million, or 6.5%, to $21.5 million from $23.0 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  Total operating expenses decreased $1.3 million, or 6.5%, to $18.9 million from $20.2 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decreased expenses were primarily due to a reduction in occupied rooms and the sale of the Scottsdale, Arizona property in the first quarter of fiscal year 2004.

Rooms, Food and Beverage, Utilities and Other expenses all decreased due to the sale of the Scottsdale property in the first quarter of fiscal year 2004 and a reduction in the number of suites sold in the nine months ended October 31, 2003 as compared to the nine months ended October 31, 2002.

General and administrative expenses decreased $505,000, or 12.3%, to $3.6 million from $4.1 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to decreased Board of Trustee fees and franchise and management fees incurred during the second quarter fiscal year 2004, the expenses associated with the employee convention incurred in the second quarter of fiscal year 2003, and the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Sales and marketing expenses decreased $166,000, or 9.7%, to $1.5 million from $1.7 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to the use of more cost-effective centralized marketing initiatives, rather than individual hotel marketing initiatives, in fiscal year 2004.

Hospitality expenses decreased $84,000, or 9.1%, to $839,000 from $924,000 when comparing the nine months ended October 31, 2003 and 2002, respectively.  The decrease was due primarily to a reduction in the number of suites sold in the nine months ended October 31, 2003 as compared to the nine months ended October 31, 2002.

Utilities expense decreased $171,000, or 11.4%, to $1.3 million from $1.5 million when comparing the nine months ended October 31, 2003 and 2002, respectively. The decrease was due primarily to a reduction in the number of suites sold in the nine months ended October 31, 2003 as compared to the nine months ended October 31, 2002 and the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Real estate and personal property taxes, insurance and ground rent decreased $146,000, or 10.4%, to $1.3 million from $1.4 million when comparing the nine months ended October 31, 2003 and 2002, respectively. The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004, and reduced insurance premiums in the third quarter of fiscal year 2004.

Hotel property depreciation increased $94,000, or 4.1%, to $2.4 million from $2.3 million when comparing the nine months ended October 31, 2003 and 2002, respectively.  The increase was primarily due to an increased asset base due to refurbishment projects at the hotels.

Total interest expense decreased $174,000, or 6.3%, to $2.6 million from $2.8 million when comparing the nine months ended October 31, 2003 and 2002, respectively. Interest on mortgage notes payable was $2.1 million for the nine months ended October 31, 2003, which was consistent with the prior year period. Interest on notes payable to banks decreased $70,000, or 57.6%, to $52,000 from $122,000 when comparing the nine months ended October 31, 2003 and 2002, respectively. This decrease was due to the Trust’s full satisfaction of its bank term loan in connection with the sale of the Scottsdale property in the first quarter of fiscal year 2004 and its full satisfaction of its bank line of credit in connection with the sale of the Flagstaff property early in the third quarter of fiscal year 2004.  Interest on notes payable and advances payable to related parties decreased $41,000, or 8.7%, to $433,000 from $474,000 when comparing the nine months ended October 31, 2003 and 2002, respectively.  This decrease was due to the reduced amount of debt owed to Wirth and his affiliates and Robson resulting from debt payments utilizing proceeds from the sales of the Scottsdale and Flagstaff properties.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2002.

Total Trust revenue decreased $710,000, or 11.6%, to $5.4 million from $6.1 million when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to a reduction in the number of suites sold and the sale of the Scottsdale, Arizona property in the first quarter of fiscal year 2004.

Total expenses decreased $1.1 million, or 15.0%, to $6.4 million from $7.5 million when comparing the three months ended October 31, 2003 and 2002.  Total operating expenses decreased $1.0 million, or 15.5%, to $5.6 million from $6.6 million when comparing the three months ended October 31, 2003 and 2002, respectively.  The decreases were primarily due to reduced revenue and the sale of the Scottsdale, Arizona property in the first quarter of fiscal year 2004.

Rooms, Food and Beverage, Repairs and Maintenance, Utilities and Other expenses all decreased due to the sale of the Scottsdale property in the first quarter of fiscal year 2004 and the reduction in the number of suites sold in the three months ended October 31, 2003 as compared to the three months ended October 31, 2002.

General and administrative expenses decreased $101,000, or 8.0%, to $1.2 million from $1.3 million when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Hospitality expenses decreased $36,000, or 12.7%, to $251,000 from $288,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Utilities expense decreased $58,000, or 11.0%, to $467,000 from $525,000 when comparing the three months ended October 31, 2003 and 2002, respectively. The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004.

Real estate and personal property taxes, insurance and ground rent decreased $141,000, or 28.7%, to $350,000 from $491,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to the sale of the Scottsdale property in the first quarter of fiscal year 2004 and reduced insurance premiums in the third quarter of fiscal year 2004.

Hotel property depreciation decreased $152,000, or 19.4%, to $631,000 from $783,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was primarily due to cessation of depreciation on hotels held for sale at October 31, 2003.

Total interest expense decreased $108,000, or 11.5%, to $831,000 from $940,000 when comparing the three months ended October 31, 2003 and 2002, respectively. Interest on mortgage notes payable decreased $44,000, or 6.0%, to $688,000 from $732,000 when comparing the three months ended October 31, 2003 and 2002, respectively. Interest on notes payable to banks decreased $24,000, or 83.5%, to $5,000 from $29,000 when comparing the three months ended October 31, 2003 and 2002, respectively. This decrease was due to the Trust fully satisfying its bank term loan in connection with the sale of the Scottsdale property and fully satisfying its bank line of credit in connection with the sale of the Flagstaff property.  Interest on notes payable and advances payable to related parties decreased $40,000, or 22.7%, to $136,000 from $175,000 when comparing the three months ended October 31, 2003 and 2002, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Scottsdale and Flagstaff, Arizona properties.

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

INNSUITES HOSPITALITY TRUST

Dated: February 2, 2005	By:	/s/ James F. Wirth
James F. Wirth, President & Chief Executive Officer (Principal Executive Officer)

Dated: February 2, 2005	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)