Form 10-Q/A
period 2004-04-30
INNSUITES HOSPITALITY TRUST
filed 2005-02-02
CIK 82473

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

PART I

FINANCIAL INFORMATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as an amendment to the Quarterly Report on Form 10-Q for the three month period ended April 30, 2004 of InnSuites Hospitality Trust filed with the Securities and Exchange Commission on June 18, 2004, and to the Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on September 2, 2004, for the purpose of amending the Consolidated Statements of Operations presented under Part I, Item 1 in order to apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and reclassify as continuing operations the results for the Hotels previously reported in discontinued operations for the three month periods ended April 30, 2004 and 2003, due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

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

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED
	FOR THE THREE MONTHS ENDED APRIL 30,
	2004	2003

REVENUE
Room	$6,230,186	7,009,812
Food and Beverage	368,451	404,377
Telecommunications	30,204	41,290
Other	152,614	170,659
Management and Trademark Fees, including $28,255 and $0 from related parties, respectively	47,177	—
Payroll Reimbursements, including $473,347 and $0 from related parties, respectively	530,008	—

TOTAL REVENUE	7,358,640	7,626,138

OPERATING EXPENSES
Room	1,540,053	1,741,660
Food and Beverage	345,331	394,804
Telecommunications	55,862	80,513
General and Administrative (includes $0 and $171,702 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	1,665,074	1,298,523
Sales and Marketing	533,433	590,328
Repairs and Maintenance	417,783	517,676
Hospitality	252,909	321,400
Utilities	336,259	416,400
Hotel Property Depreciation	753,756	865,295
Real Estate and Personal Property Taxes, Insurance and Ground Rent	372,143	469,228
Other	65,391	106,089

TOTAL OPERATING EXPENSES (includes $0 and $1,427,282 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	6,337,994	6,801,916

OPERATING INCOME	1,020,646	824,222

Gain on Disposition of Hotels	5,113,540	—
Interest Income	223	301

TOTAL OTHER INCOME	5,113,763	301

Interest on Mortgage Notes Payable	599,342	703,788
Interest on Notes Payable to Banks	8,916	34,675
Interest on Notes Payable and Advances to Related Parties	81,084	147,168
Interest on Other Notes Payable	3,806	2,732

TOTAL INTEREST EXPENSE	693,148	888,363

INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	5,441,261	(63,840)
LESS MINORITY INTEREST	2,438,616	(210,939)

INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$3,002,645	147,099

INCOME TAX PROVISION (Note 9)	(120,000)	—
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(854,402)	—

INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$2,028,243	147,099

NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	1.33	0.07
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE – BASIC	(.39)	—
NET INCOME PER SHARE – BASIC	$0.94	0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	2,164,243	1,996,802

NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE – DILUTED	0.67	0.02
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE – DILUTED	(.11)	—
NET INCOME (LOSS) PER SHARE – DILUTED	$0.56	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	7,991,574	8,496,760

See accompanying notes to unaudited

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$2,028,243	147,099
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash (Used In) Provided by Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	854,402
Minority Interest	2,438,616	(210,939)
Provision for Uncollectible Receivables	61,018	—
Depreciation and Amortization	763,970	876,495
(Gain) Loss on Disposal	(5,100,745)	25,293
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
Accounts Receivable, net	(27,867)	(169,267)
Prepaid Expenses and Other Assets	107,759	117,621
Accounts Payable and Accrued Expenses	(1,634,111)	(220,454)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(508,715)	565,848

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	39,956	2,095
Cash Received from Disposition of Hotel Properties	9,612,137	3,100,000
Improvements and Additions to Hotel Properties	(243,205)	(517,991)

NET CASH PROVIDED BY INVESTING ACTIVITIES	9,408,888	2,584,104

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(5,088,042)	(309,075)
Payments on Notes Payable to Banks	(115,000)	(1,587,250)
Borrowings on Notes Payable to Banks	—	440,000
Repurchase of Partnership Units	(452,908)	—
Repurchase of Treasury Stock	(1,560)	(4,328)
Payments on Notes and Advances Payable to Related Parties	(1,487,194)	(1,845,753)
Borrowings on Notes and Advances Payable to Related Parties	198,000	87,250
Payments on Other Notes Payable	(26,408)	(19,315)
Distributions to Owners from Variable Interest Entities	(63,500)	—

NET CASH USED IN FINANCING ACTIVITIES	(7,036,612)	(3,238,471)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,863,561	(88,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	88,519

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,863,561	—

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

The effect of consolidating the financial results of the Management Company and Licensing Corp. has been accounted for as a cumulative effect of a change in accounting principle. As a result of consolidating the financial results of the Management Company with its results, as of April 30, 2004, the Trust’s financial results include a $854,402 charge for the cumulative effect of a change in accounting principle on the Statements of Operations resulting in a reduction in its Stockholders’ Equity which represents the aggregate stockholders’ deficit reported by the Management Company as of such date.  See Note 8 — “Subsequent Events.”

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

The Trust paid interest on related party notes to Wirth and affiliates in the amounts of $396,594 (most of which was accrued in prior periods) and $54,037 for the three months ended April 30, 2004 and 2003, respectively. The Trust recognized interest expense on related party notes to Wirth and his affiliates in the amounts of $75,983 and $140,442 for the three months ended April 30, 2004 and 2003, respectively.  The Trust had accrued but unpaid interest on related party notes to Wirth and affiliates of $9,922 and $463,263 as of April 30, 2004 and January 31, 2003, respectively.

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

During the first quarter of fiscal year 2005, the Trust reduced the principal balance of its note payable to Hulsey Hotels Corporation, an affiliate of Wirth, by $11,427 to offset receivables in the same amount that were owed to the Trust by other entities affiliated with Wirth under a right-of-offset agreement.

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

10.                                 RESTATEMENTS

Applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for all Hotels reported in discontinued operations for the three month periods ended April 30, 2004 and 2003 were reclassified to continuing operations due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

Following are tables that present certain financial information for the three months ended April 30, 2004 and 2003, as reported, adjustments thereto and as restated.

For the Three Month Period Ended April 30, 2004

	Revenues	Income from Continuing Operations	Net Income	Net Income Per Share — Basic	Net Income Per Share — Diluted
As Reported	$6,454,000	$356,000	$2,028,000	$0.94	$0.56
Adjustments	$905,000	$1,672,000	$—	$—	$—
As Restated	$7,359,000	$2,028,000	$2,028,000	$0.94	$0.56

For the Three Month Period Ended April 30, 2003

	Revenues	Income from Continuing Operations	Net Income	Net Income Per Share — Basic	Net Loss Per Share — Diluted
As Reported	$5,729,000	$276,000	$147,000	$0.07	$(0.01)
Adjustments	$1,897,000	$(129,000)	$—	$—	$—
As Restated	$7,626,000	$147,000	$147,000	$0.07	$(0.01)

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

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED APRIL 30, 2004

COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2003.

A summary of the operating results for the three months ended April 30, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$7,358,640	$7,626,138	$(267,498)	-3.5%
Operating Income	$1,020,646	$824,222	$196,424	23.8%
Loss from Cumulative Effect of Adoption of Accounting Principle	$(854,402)	—	(854,402)	>100%
Net Income Attributable to Shares of Beneficial Interest	$2,028,243	$147,099	$1,881,144	>100%
Net Income Per Share – Basic	$0.94	$0.07	$1.01	>100%
Net Income (Loss) Per Share – Diluted	$0.56	$(0.01)	$0.57	>100%

Total Trust revenue decreased $267,000 or 3.5%, to $7.4 million from $7.6 million when comparing the three months ended April 30, 2004 and 2003, respectively.  The decrease was primarily due to the sales of the Scottsdale, Arizona, Flagstaff, Arizona and Buena Park, California properties during fiscal year 2004, mostly offset by the consolidation of the Management Company and Licensing Corp. revenue, which totaled $593,000, into the Trust financials beginning in the first quarter of fiscal year 2005.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased $845,000 or 11.1%, due primarily to the sales of the Scottsdale, Arizona, Flagstaff, Arizona and Buena Park, California properties during fiscal year 2004.

Total expenses decreased $659,000, or 8.5%, to $7.0 million from $7.7 million when comparing the three months ended April 30, 2004 and 2003.  Total operating expenses decreased $464,000, or 6.8%, to $6.3 million from $6.8 million for three months ended April 30, 2004 and 2003, respectively.  The decreases are primarily due to the sales of the Scottsdale, Arizona, Flagstaff, Arizona and Buena Park, California properties during fiscal year 2004, partially offset by the consolidation of the Management Company and Licensing Corp. expenses into the Trust financials beginning on February 1, 2004, which resulted in $355,000 of operating expenses and $364,000 of total.

expenses being included on the Trust’s Statement of Operations for the three months ended April 30, 2004.

General and administrative expenses increased $367,000, or 28.2%, to $1.7 million from $1.3 million when comparing the three months ended April 30, 2004 and 2003, respectively.  The increase was primarily due to the consolidation of the Management Company and Licensing Corp., which accounted for an additional $355,000 of general and administrative expenses.

Hotel property depreciation decreased $112,000, or 12.9%, to $754,000 from $865,000 when comparing the three months ended April 30, 2004 and 2003, respectively.  The decrease was primarily due to the sales of the Flagstaff, Arizona and Buena Park, California properties in fiscal year 2004 as well as the cessation of depreciation on the Tempe, Arizona property in the first quarter of fiscal year 2005.

Total interest expense decreased $195,000, or 22.0%, to $693,000 from $888,000 when comparing the three months ended April 30, 2004 and 2003, respectively. Interest on mortgage notes payable decreased $104,000, or 14.8%, to $599,000 from $704,000 when comparing the three months ended April 30, 2004 and 2003, respectively.  The decrease was primarily due to the sale of the Buena Park, California property during the third quarter of fiscal year 2005. Interest on notes payable to banks decreased $26,000, or 74.3%, to $9,000 from $35,000 when comparing the three months ended April 30, 2004 and 2003, respectively. This decrease was due to the Trust fully satisfying its bank term loan in connection with the sale of the Scottsdale, Arizona property and fully satisfying its bank line of credit in connection with the sale of the Flagstaff, Arizona property during fiscal year 2004.  Interest on notes payable and advances payable to related parties decreased $66,000, or 44.9%, to $81,000 from $147,000 when comparing the three months ended April 30, 2004 and 2003, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Scottsdale, Tempe and Flagstaff, Arizona properties.

Shareholders’ Deficit improved from a deficit of ($1.6) million to a deficit of ($411,000) when comparing Shareholders’ Deficit as of January 31, 2004 to Shareholders’ Deficit as of April 30, 2004, respectively, due to the recognition of gain on sale of hotel properties and a reduction of minority interest resulting from the repurchase of limited partnership units in the Partnership.

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

INNSUITES HOSPITALITY TRUST

Dated: February 2, 2005	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated: February 2, 2005	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer