Form 10-Q/A
period 2004-07-31
INNSUITES HOSPITALITY TRUST
filed 2005-02-02
CIK 82473

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

PART I

FINANCIAL INFORMATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as an amendment to the Quarterly Report on Form 10-Q for the six month period ended July 31, 2004 of InnSuites Hospitality Trust filed with the Securities and Exchange Commission on September 20, 2004, for the purpose of amending the Consolidated Statements of Operations presented under Part I, Item 1 in order to apply SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and reclassify as continuing operations the results for the Hotels previously reported in discontinued operations for the six month periods ended July 31, 2004 and 2003, due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

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

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED FOR THE SIX MONTHS ENDED JULY 31,
	2004	2003
REVENUE
Room	$9,837,589	12,264,682
Food and Beverage	629,457	678,063
Telecommunications	50,466	80,620
Other	181,202	366,727
Management and Trademark Fees, including $41,232 and $0 from related parties, respectively	127,537	—
Payroll Reimbursements, including $981,080 and $0 from related parties, respectively	1,454,944	—
TOTAL REVENUE	12,281,195	13,390,092

OPERATING EXPENSES
Room	2,618,917	3,288,116
Food and Beverage	598,104	682,606
Telecommunications	114,993	157,905
General and Administrative (includes $0 and $417,118 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	2,339,012	2,446,700
Sales and Marketing	891,305	1,083,621
Repairs and Maintenance	709,364	1,009,022
Hospitality	428,474	587,652
Utilities	629,478	868,163
Hotel Property Depreciation	1,410,478	1,755,366
Real Estate and Personal Property Taxes, Insurance and Ground Rent	683,878	916,061
Other	115,270	201,080
Loss on Impairment of Hotel Property	—	328,976
Payroll Costs Related to Management Contracts	1,454,944	—

TOTAL OPERATING EXPENSES (includes $0 and $3,940,279 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	11,994,217	13,325,268
OPERATING INCOME	286,978	64,824
Gain on Disposition of Hotels	5,113,540	—
Interest Income	6,641	573
TOTAL OTHER INCOME	5,120,181	573
Interest on Mortgage Notes Payable	1,096,615	1,410,609
Interest on Notes Payable to Banks	11,333	49,181
Interest on Notes Payable and Advances to Related Parties	93,270	296,186
Interest on Other Notes Payable	9,820	5,341
TOTAL INTEREST EXPENSE	1,211,038	1,761,317

INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	4,196,122	(1,695,920)
LESS MINORITY INTEREST	2,087,927	(838,938)

INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$2,108,194	(856,982)
INCOME TAX PROVISION (Note 9)	(109,000)	—
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(854,402)	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$1,144,792	(856,982)
NET INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE – BASIC	0.89	(0.43)
NET LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - BASIC	(0.38)	—
NET INCOME (LOSS) PER SHARE - BASIC	$0.51	(0.43)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	2,260,502	2,007,651
NET INCOME LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE – DILUTED	0.51	(0.43)
NET LOSS FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE – DILUTED	(0.11)	—
NET INCOME (LOSS) PER SHARE – DILUTED	0.40	(0.43)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	8,003,824	2,007,651

See accompanying notes to unaudited

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED
	FOR THE THREE MONTHS ENDED JULY 31,
	2004	2003
REVENUE
Room	$3,607,403	5,254,870
Food and Beverage	261,006	273,686
Telecommunications	20,261	39,330
Other	28,588	196,068
Management and Trademark Fees, including $41,232 and $0 from related parties, respectively	80,360	—
Payroll Reimbursements, including $981,080 and $0 from related parties, respectively	924,936	—
TOTAL REVENUE	4,922,554	5,763,954
OPERATING EXPENSES
Room	1,078,864	1,546,456
Food and Beverage	252,773	287,802
Telecommunications	59,131	77,392
General and Administrative (includes $0 and $264,356 of management and franchise fees to affiliates for fiscal 2005 and 2004, respectively)	1,203,946	1,148,177
Sales and Marketing	357,872	493,293
Repairs and Maintenance	291,581	491,346
Hospitality	175,565	266,252
Utilities	293,219	451,763
Hotel Property Depreciation	656,722	890,071
Real Estate and Personal Property Taxes, Insurance and Ground Rent	311,735	446,833
Other	49,879	94,991
Loss on Impairment of Hotel Property	—	328,976
Payroll Costs Related to Management Contracts	924,936	—
TOTAL OPERATING EXPENSES (includes $0 and $2,405,033 of leased labor to affiliates for fiscal 2005 and 2004, respectively)	5,656,223	6,523,352
OPERATING LOSS	(733,669)	(759,398)
Interest Income	6,418	272
TOTAL INTEREST INCOME	6,418	272
Interest on Mortgage Notes Payable	497,273	706,821
Interest on Notes Payable to Banks	2,417	14,506
Interest on Notes Payable and Advances to Related Parties	12,186	149,018
Interest on Other Notes Payable	6,014	2,609
TOTAL INTEREST EXPENSE	517,890	872,954

LOSS BEFORE MINORITY INTEREST	(1,245,141)	(1,632,080)
LESS MINORITY INTEREST	(310,593)	(627,159)
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(934,548)	(1,004,921)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$(0.40)	(0.50)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	2,354,669	2,018,147

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

During the second quarter of fiscal year 2005, the Trust issued 100,000 Shares of Beneficial Interest to acquire the management and license agreements from the Management Company, reflecting a transaction value of $155,000.  (See Note 8 –“Purchase of Management and Licensing Contracts.”)

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

10.                                 RESTATEMENTS

Applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for all Hotels reported in discontinued operations for the three and six month periods ended July 31, 2004 and 2003 were reclassified to continuing operations due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

Following are tables that present certain financial information for the three and six months ended July 31, 2004 and 2003, as reported, adjustments thereto and as restated.

For the Six Month Period Ended July 31, 2004

	Revenues	Income (Loss) from Continuing Operations	Net Income	Net Income Per Share – Basic	Net Income Per Share – Diluted
As Reported	$11,376,000	$(534,000)	$1,145,000	$0.51	0.40
Adjustments	$905,000	$1,679,000	$—	$—	—
As Restated	$12,281,000	$1,145,000	$1,145,000	$0.51	0.40

For the Six Month Period Ended July 31, 2003

	Revenues	Income (Loss) from Continuing Operations	Net Loss	Net Loss Per Share – Basic	Net Income Per Share – Diluted
As Reported	$9,416,000	$(959,000)	$(857,000)	$(0.43)	(0.43)
Adjustments	$3,974,000	$102,000	$—	$—	—
As Restated	$13,390,000	$(857,000)	$(857,000)	$(0.43)	(0.43)

For the Three Month Period Ended July 31, 2004

	Revenues	Loss from Continuing Operations	Net Loss	Net Loss Per Share – Basic and Diluted
As Reported	$4,922,000	$(898,000)	$(935,000)	$(0.40)
Adjustments	$1,000	$(37,000)	$—	$—
As Restated	$4,923,000	$(935,000)	$(935,000)	$(0.40)

For the Three Month Period Ended July 31, 2003

	Revenues	Loss from Continuing Operations	Net Loss	Net Loss Per Share – Basic and Diluted
As Reported	$3,687,000	$(1,054,000)	$(1,005,000)	$(0.50)
Adjustments	$2,077,000	$49,000	$—	$—
As Restated	$5,764,000	$(1,005,000)	$(1,005,000)	$(0.50)

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

RESULTS OF OPERATIONS OF THE TRUST FOR THE SIX MONTHS ENDED JULY 31, 2004

COMPARED TO THE SIX MONTHS ENDED JULY 31, 2003.

A summary of the operating results for the six months ended July 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$12,281,195	$13,390,092	$(1,108,897)	8.3%
Operating Income	$286,978	$64,824	$222,154	>100%
Loss from Cumulative Effect of Adoption of Accounting Principle	$(854,402)	—	(854,402)	>100%
Net Income (Loss) Attributable to Shares of Beneficial Interest	$1,144,792	$(856,982)	$2,001,774	>100%
Net Income (Loss) Per Share - Basic	$0.51	$(0.43)	$0.94	>100%
Net Income Loss Per Share - Diluted	0.40	(0.43)	0.83	>100%

Total Trust revenue decreased $1.1 million, or 8.3%, to $12.3 million from $13.4 million when comparing the six months ended July 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of certain hotel properties during the third quarter of fiscal year 2004 and the first quarter of fiscal year 2005, largely offset by the consolidation of the Management Company and Licensing Corp. revenue and payroll reimbursement revenue in relation to its acquisition of the management contracts totaling $1.6 million into the Trust financials beginning in the second quarter of fiscal year 2005.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased $2.7 million or 20.1%, due primarily to the sale of properties discussed above.

Total expenses decreased $1.9 million, or 12.5%, to $13.2 million from $15.1 million when comparing the six months ended July 31, 2004 and 2003.  Total operating expenses decreased $1.3 million, or 10.0%, to $12.0 million from $13.3 million for six months ended July 31, 2004 and 2003, respectively.  The decreases are due to the sale of properties discussed above, partially offset by the consolidation of the Management Company and Licensing Corp. expenses into the Trust financials beginning on February 1, 2004, which resulted in $611,000 of operating expenses and $622,000 of total expenses being included on the Trust’s Statement of Operations for the six months ended July 31, 2004, in addition to payroll costs for employees leased to affiliated and third party hotels in conjunction with the Trust’s acquisition of the management contracts.

Hotel property depreciation decreased $345,000, or 19.6%, to $1.4 million from $1.8 million when comparing the six months ended July 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of hotel properties.

Total interest expense decreased $550,000, or 31.2%, to $1.2 million from $1.8 million when comparing the six months ended July 31, 2004 and 2003, respectively. Interest on mortgage notes payable decreased $314,000, or 22.3%, to $1.1 million from $1.4 million when comparing the six months ended July 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of hotel properties. Interest on notes payable to banks decreased $38,000, or 77.0%, to $11,000 from $49,000 when comparing the six months ended July 31, 2004 and 2003, respectively. This decrease was due to the Trust fully satisfying its bank term loan in connection with the sale of the Scottsdale, Arizona property and fully satisfying its bank line of credit in connection with the sale of the Flagstaff, Arizona property during fiscal year 2004.  Interest on notes payable and advances payable to related parties decreased $203,000, or 68.5%, to $93,000 from $296,000 when comparing the six months ended July 31, 2004 and 2003, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Scottsdale, Tempe and Flagstaff, Arizona properties.

Shareholders’ Deficit improved from a deficit of ($1.6) million to a deficit of ($155,000) when comparing Shareholders’ Deficit as of July 31, 2004, respectively, due to the recognition of gain on sale of hotel properties and a reduction of minority interest resulting from the repurchase of limited partnership units in the Partnership.

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

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED JULY 31, 2004

COMPARED TO THE THREE MONTHS ENDED JULY 31, 2003.

A summary of the operating results for the three months ended July 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$4,922,554	$5,763,954	$(841,400)	(14.6)%
Operating Loss	$(733,669)	$(759,398)	$25,729	3.4%
Net Loss Attributable to Shares of Beneficial Interest	$(934,548)	$(1,004,921)	$70,373	7.0%
Net Loss Per Share - Basic and Diluted	$(0.40)	$(0.50)	$0.10	20.0%

Total Trust revenue decreased $841,000, or 14.6%, to $4.9 million from $5.8 million when comparing the three months ended July 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of certain hotel properties, offset by revenues derived from the management, licensing and leased labor contracts purchased from the Management Company and Licensing Corp. during the second quarter of fiscal year 2005.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased $1.8 million or 32.0%, due primarily to the sale of certain hotel properties.

Total expenses decreased $1.2 million, or 16.5%, to $6.2 million from $7.4 million when comparing the three months ended July 31, 2004 and 2003.  Total operating expenses decreased $867,000 or 13.3%, to $5.7 million from $6.5 million for three months ended July 31, 2004 and 2003, respectively.  The decreases are due primarily to the sale of certain hotel properties, offset by payroll expenses resulting from providing leased labor services to non-Trust hotels during the second quarter of fiscal year 2005, in addition to the consolidation of the Management Company and Licensing Corp.

Hotel property depreciation decreased $233,000, or 26.2%, to $657,000 from $890,000 when comparing the three months ended July 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of certain hotel properties.

Total interest expense decreased $355,000, or 40.7%, to $518,000 from $873,000 when comparing the three months ended July 31, 2004 and 2003, respectively. Interest on mortgage notes payable decreased $210,000, or 29.6%, to $497,000 from $707,000 when comparing the three months ended July 31, 2004 and 2003, respectively.  The decrease was primarily due to the sale of certain hotel properties.  Interest on notes payable to banks decreased $12,000, or 83.3%, to $2,000 from $15,000 when comparing the three months ended July 31, 2004 and 2003, respectively. This decrease was due to the Trust fully satisfying its bank line of credit in connection with the sale of the Flagstaff, Arizona property during fiscal year 2004.  Interest on notes payable and advances payable to related parties decreased $137,000, or 91.8%, to $12,000 from $149,000 when comparing the three months ended July 31, 2004 and 2003, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Tempe and Flagstaff, Arizona properties.

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