Form 10-K/A
period 2004-01-31
INNSUITES HOSPITALITY TRUST
filed 2005-05-04
CIK 82473

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 31, 2003:  $ 2,686,711.

Number of shares of voting stock outstanding as of April 22, 2005:  8,906,429.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as an amendment to the Annual Report on Form 10-K for the fiscal year ended January 31, 2004 of InnSuites Hospitality Trust filed with the Securities and Exchange Commission on April 30, 2004, and to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 1, 2004, for the purpose of amending the Consolidated Statements of Operations presented under Part I, Item 8 in order to apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and reclassify as continuing operations the results for the Hotels previously reported in discontinued operations for the fiscal years ended January 31, 2004, 2003 and 2002 due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

Corresponding changes have also been made to “Item 6 – Selected Financial Data”, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 9A – Controls and Procedures” to discuss and reflect the restatement.  In addition, we have filed updated consents and certifications as exhibits to this Form 10-K/A.  The other Items are presented herein for ease of reference and have not been amended or updated to reflect events subsequent to the date of their initial filing with the Securities and Exchange Commission.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

Until February 1, 2004, the Trust elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in Sections 856-860 of the Internal Revenue Code of 1986, and the Regulations thereunder (all as amended, the “Code”).  As of February 1, 2004, the Trust is no longer a REIT, but instead will be taxed as a C corporation under federal tax laws.  See Note 20 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”  The Hotels are leased to InnSuites Hotels, Inc. (“InnSuites Hotels”) pursuant to leases which contain provisions for rent based on the revenues of the Hotels (the “Percentage Leases”) and which are eliminated upon consolidation for the years ended January 31, 2004, 2003 and 2002.

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

On August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff Grand Canyon Resort, LLC (“Flagstaff Resort”), an affiliate of Mr. Wirth, for a cash payment equal to its appraised value of $2,775,000.  The Trust used the proceeds to fully satisfy its $1.5 million bank line of credit and to reduce its notes payable to Rare Earth Financial by $1,275,000.  As of August 21, 2003, the Trust’s bank line of credit and bank term loan were fully satisfied.  The purchase price exceeded the carrying value of the property by $377,330, which was recorded as a capital contribution to the Partnership, and which resulted in a net increase in Shareholder equity in the amount of $192,080, net of minority interest.

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

The Tempe, Arizona and San Diego, California properties were sold subsequent to year end.  See Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties” and Note 20 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

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

(1) The Tempe, Arizona and San Diego, California properties were sold subsequent to year end.  See Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties” and Note 20 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

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

Item 6.        SELECTED FINANCIAL DATA

The following selected financial data of the Trust as of and for the five fiscal years ended January 31, 2004, has been derived from the audited consolidated financial statements of the Trust.  The consolidated financial statements of the Trust as of and for the two fiscal years ended January 31, 2004  and 2003 were audited by McGladrey & Pullen, LLP, independent registered public accountants.  The consolidated financial statements of the Trust as of and for the fiscal year ended January 31, 2002 were audited by KPMG LLP, independent registered public accountants.  All of the data should be read in conjunction with the respective consolidated financial statements and related notes included herein.

The following selected financial data has been restated to reflect reclassifications to the original Form 10-K that are further discussed in the Explanatory Note in the forepart of this Form 10-K/A and in Note 21 in the Notes to the Consolidated Financial Statements included in Item 8.

	Year Ended January 31,
	2004	2003	2002	2001	2000

Total revenue	$24,211,328	$26,940,473	$27,656,009	$9,727,206	$9,546,181

Loss from continuing operations	$(2,594,317)	$(3,445,948)	$(3,539,402)	$(2,594,754)	$(951,811)

Loss per share – basic and diluted	$(1.27)	$(1.67)	$(1.66)	$(1.12)	$(.40)

Cash dividends paid and declared per share	$0.02	$0.01	$0.01	$0.03	$0.02

Total assets	$47,961,594	$61,494,579	$64,264,516	$63,905,561	$65,305,519

Notes and advances payable to banks and others	$31,974,992	$38,922,408	$38,598,106	$37,053,593	$35,776,662

Notes and advances payable related parties	$6,852,241	$9,901,153	$8,666,360	$7,471,707	$2,970,000

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

Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.  See Note 20 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Trust’s 2004 financial statements, we reviewed our accounting for discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We have determined that we have “significant continuing involvement” as that term is defined in SFAS No. 144, which precludes the classification of our hotel properties held for sale as discontinued operations.  As a result, we have restated our Consolidated Statements of Operations for the years ended January 31, 2002, 2003 and 2004 and our Consolidated Statements of Operations for the interim periods ended April and July in 2003 and 2004 and October 2002 and 2003.

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

•              For a discussion of the sale of the Trust’s Tempe, Arizona hotel to a related party subsequent to year end, see Note 20 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

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

Results of Operations of the Trust for the year ended January 31, 2004 compared to the year ended January 31, 2003.

Overview

A summary of operating results for the fiscal years ended January 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$24,211,328	$26,940,473	$(2,729,145)	-10.1%
Operating Loss	$(272,479)	$(1,080,639)	$808,160	74.8%
Net Loss	$(2,594,317)	$(3,445,948)	$851,631	24.7%
Loss Per Share – Basic and Diluted	$(1.27)	$(1.67)	$0.40	24.0%

The Trust’s overall results in both 2004 and 2003 were adversely affected by the sluggish economic environment and reduced travel due to the war in Iraq and other terror concerns.  Decreased demand in both the leisure travel, particularly in southern California, and business travel markets resulted in declining revenues during fiscal year 2004.

For the twelve months ended January 31, 2004, the Trust had total revenue of $24.2 million compared to $26.9 million for the twelve months ended January 31, 2003, a decrease of approximately $2.7 million.  This decrease in total revenue is primarily due to fewer occupied rooms and the absence of revenue from the Scottsdale, Arizona property due to its sale in the first quarter of fiscal year 2004, and from the Flagstaff, Arizona and Buena Park, California properties, which were sold in the third quarter of fiscal year 2004.  Total expenses of $27.9 million for the twelve months ended January 31, 2004 reflect a decrease of approximately $4.0 million compared to total expenses of $31.9 million for the twelve months ended January 31, 2003.  The decrease is primarily due to the impairment charge of $590,000 related to the Scottsdale property in fiscal year 2003, reduced hotel expenses as a result of reduced occupied rooms and the absence of expenses from the Scottsdale, Flagstaff and Buena Park properties due to their sale in fiscal year 2004.

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

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2004 and 2003, these expenses decreased $1.1 million, or 19.1%, to $4.7 million in fiscal year 2004, from $5.8 million in fiscal year 2003.  This decrease was primarily due to $91,000 of expense related to the refinancing of the Tucson St. Mary’s and San Diego properties in fiscal year 2003, a decrease of $242,000 in trademark and management fees in fiscal year 2004 due to amendments to the related contracts, and the absence of such expenses from the Scottsdale, Buena Park and Flagstaff properties due to their sale during the first quarter of fiscal year 2004.

Total operating expenses for the twelve months ended January 31, 2004 were $24.5 million, a decrease of approximately $3.5 million, or 12.6%, from $28.0 million in the twelve months ended January 31, 2003.  The decrease was primarily due to the impairment charge of $590,000 related to the Scottsdale property in fiscal year 2003, reduced hotel expenses as a result of reduced revenue and the absence of expenses from the Scottsdale, Buena Park and Flagstaff properties due to their sale in the first quarter of fiscal year 2004.

Total interest expense for the twelve months ended January 31, 2004 was $3.4 million, a decrease of $424,000, or 11.2%, from $3.8 million in the twelve months ended January 31, 2003.  Interest on mortgage notes payable for the twelve months ended January 31, 2004 was $2.8 million, a decrease of $165,000, or 5.6%, from $2.9 million in the twelve months ended January 31, 2003. Interest on notes payable to banks for the twelve months ended January 31, 2004 was $54,000, a decrease of $111,000, or 67.4%, from $165,000 in the prior fiscal year, due to the Trust satisfying in full its term loan in March 2003 and its line of credit in full in August 2003.  Interest on notes payable to related parties decreased 21.4%, or $148,000, to $544,000 from $692,000 due to a decrease of $2.9 million in net borrowings from Mr. Wirth and his affiliates.

Real estate and personal property taxes, insurance and ground rent decreased $219,000, or 11.6%, to $1.7 million from $1.9 million in comparing the twelve months ended January 31, 2004 and 2003, respectively.  Real estate and personal property taxes and property insurance decreased due to the sale of the Scottsdale property in the first quarter of fiscal year 2004 and decreased property tax assessments at certain hotels.

Hotel property depreciation for the twelve months ended January 31, 2004 compared to 2003 decreased approximately $418,000, or 12.3%, to $3.0 million from $3.4 million, respectively.  The decrease was primarily due to the sale of certain hotel properties and the cessation of depreciation on hotel properties classified as held for sale.

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

Results of Operations of the Trust for the year ended January 31, 2003 compared to the year ended January 31, 2002.

Overview

A summary of operating results for the fiscal years ended January 31, 2003 and 2002 is:

	2003	2002	Change	% Change
Revenue	$26,940,473	$27,656,009	$(715,536)	2.6%
Operating Loss	$(1,080,639)	$(914,139)	$(166,500)	18.2%
Net Loss	$(3,445,948)	$(3,539,402)	$93,454	2.6%
Loss Per Share – Basic and Diluted	$(1.67)	$(1.66)	$(0.01)	-0.6%

The Trust’s overall results in both 2003 and 2002 were adversely affected by the sluggish economic environment and reduced travel due to terror concerns.  Decreased airline travel after the terrorist attacks of September 11, 2001 decreased overall demand and reduced occupancy and ADR for both fiscal year 2003 and 2002.

For the twelve months ended January 31, 2003, the Trust had total revenue of $26.9 million compared to $27.7 million for the twelve months ended January 31, 2002, a decrease of approximately $716,000.  This decrease in total revenue is primarily due to fewer occupied rooms caused by sluggish economic conditions, as well as the general slow down in the travel and hospitality industries primarily due to the negative impact of the threat of terrorism and the war with Iraq.  Total expenses of $31.8 million for the twelve months ended January 31, 2003 reflect a decrease of approximately $489,000 compared to total expenses of $32.3 million for the twelve months ended January 31, 2002.  The decrease is primarily due to the $1.6 million one-time charge for the acquisition of InnSuites Hotels incurred in fiscal year 2002, which was mostly offset by the $590,000 loss on impairment recorded in fiscal year 2003, increase of $300,000 in bad debt expense in fiscal year 2003 and an increase of $339,000 depreciation expense in fiscal year 2003.

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

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2003 and 2002, these expenses increased $131,000, or 2.3%, to $5.8 million in fiscal year 2003 from $5.7 million in fiscal year 2002.  This increase was primarily due to

$91,000 of expense related to the refinancing of the Tucson St. Mary’s and San Diego properties in fiscal year 2003 and Best Western franchise fees of $88,000 related to the Buena Park property in fiscal year 2003.

Total operating expenses for the twelve months ended January 31, 2003 were $28.0 million, a decrease of approximately $549,000 from $28.5 million in the twelve months ended January 31, 2002.  The decrease was primarily due to the one-time charge associated with the acquisition of InnSuites Hotels in fiscal year 2002, and was partially offset by the impairment charge related to the Scottsdale property in fiscal year 2003 discussed above.

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

Hotel property depreciation for the twelve months ended January 31, 2003 compared to 2002, increased approximately $339,000, or 11.1%, to $3.4 million from $3.1 million, respectively.  The increase resulted primarily from the recognition of depreciation in the fourth quarter on the Flagstaff property for the prior fifteen months.  Recording depreciation ceased on this property between August 1, 2001 and October 31, 2002 while it was classified for accounting purposes as “held for sale.”  When on November 1, 2002 the property was reclassified for accounting purposes as “held and used,” the Trust began depreciating the property again and had to take the fifteen months worth of depreciation that was suspended while the property was classified for accounting purposes as “held for sale.”

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

Historically, as a REIT, the Trust was required to distribute to its shareholders at least 90% of its taxable income, excluding net capital gains.  The termination of the Trust’s status as a REIT, effective February 1, 2004, eliminated this requirement.  However, by relinquishing its status as a REIT, the Trust will become subject to the payment of income taxes.  See Note 20 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”

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

The Trust has minimum debt payments of $2.8 million and $4.5 million due during fiscal years 2005 and 2006, respectively.  The sale of the Tempe, Arizona property subsequent to year end satisfied in full the mortgage note secured by that property, which accounted for $1.6 million of the principal due in fiscal year 2006, as well as $1.1 million and $1.5 million of the principal due to Mr. Wirth and his affiliates in fiscal years 2005 and 2006, respectively.  See Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties” and Note 20 to the Trust’s Consolidated Financial Statements – “Subsequent Events.”  The Trust believes it can satisfy its remaining obligations during fiscal years 2005 and 2006 using revenue generated by the Hotels’ operations.  If revenue generated from operations is insufficient to meet the Trust’s obligations as they come due, payments and terms for obligations owed to Mr. Wirth and his affiliates in the amounts of $1.2 million and $1.7 million due in 2005 and 2006, respectively, may be renegotiated to extend the terms of these loans.  Mr. Wirth and/or his affiliates have also demonstrated their willingness to modify the terms of existing obligations and to create new obligations based on the cash needs of the Trust.  See Note 7 to the Trust’s Consolidated Financial Statements - “Notes and Advances Payable to Related Parties.”

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K/A, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s continued listing on Amex; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.  Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-K/A relating to the operations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and Subsidiaries as of January 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 21 to the consolidated financial statements, the Trust has restated its consolidated statements of operations for the years ended January 31, 2004 and 2003.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 12, 2004, except for footnote 20 as to which the date is April 1, 2004 and footnote 21 as to which the date is January 26, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

InnSuites Hospitality Trust and Subsidiaries

Phoenix, Arizona

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated supplemental schedule III is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 12, 2004, except for footnote 20 as to which the date is April 1, 2004 and footnote 21 as to which the date is January 26, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Trustees
InnSuites Hospitality Trust:

We have audited the accompanying consolidated statement of operations, shareholders’ equity and cash flows of InnSuites Hospitality Trust (an Ohio real estate investment trust) and subsidiaries (the “Trust”) for the year ended January 31, 2002.  In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 information in the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of InnSuites Hospitality Trust and subsidiaries, referred to above present fairly, in all material respects, the results of their operations and their cash flows, for the year ended January 31, 2002, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the 2002 information in the related financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 21 to the accompanying consolidated financial statements, the Company has restated the consolidated statement of operations for the year ended January 31, 2002.

/s/ KPMG LLP
Phoenix, Arizona
April 30, 2002, except as to note 21 which is as of May 2, 2005

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

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED (Note 21) YEARS ENDED JANUARY 31,
	2004	2003	2002
REVENUE
Room	$22,026,498	$24,434,186	$24,790,737
Food and Beverage	1,363,216	1,514,896	1,594,333
Telecommunications	154,231	186,936	256,172
Other	667,383	804,455	1,014,767

TOTAL REVENUE	24,211,328	26,940,473	27,656,009

OPERATING EXPENSES
Room	6,019,634	6,737,985	6,855,613
Food and Beverage	1,323,480	1,563,778	1,485,266
Telecommunications	311,408	310,682	359,775
General and Administrative (includes $741,537, $584,734 and $1,064,487 of management and licensing fees to related parties for 2004, 2003 and 2002, respectively)	4,703,160	5,809,698	5,678,504
Sales and Marketing	2,109,528	2,215,749	2,148,347
Repairs and Maintenance	1,797,719	1,893,859	1,791,248
Hospitality	1,066,854	1,237,379	1,360,039
Utilities	1,686,040	1,929,179	1,972,060
Hotel Property Depreciation	2,977,583	3,395,844	3,056,489
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,669,510	1,888,821	1,757,991
Other	360,490	448,451	496,334
Expenses Incurred in Acquiring InnSuites Hotels	—	—	1,608,482
Loss on Impairment of Hotel Property	458,401	589,687	—
TOTAL OPERATING EXPENSES (includes $7,389,988, $8,756,842 and $8,524,902 in contract labor expense to related party for 2004, 2003 and 2002, respectively)	24,483,807	28,021,112	28,570,148
OPERATING LOSS	(272,479)	(1,080,639)	(914,139)
Interest Income	981	1,453	9,326
TOTAL INTEREST INCOME	981	1,453	9,326
Interest on Mortgage Notes Payable	2,764,876	2,930,253	2,870,393
Interest on Notes Payable to Banks	53,984	165,362	383,846
Interest on Notes Payable and Advances Payable to Related Parties	544,069	691,978	532,609
Interest on Other Notes Payable	10,290	9,549	7,373
TOTAL INTEREST EXPENSE	3,373,219	3,797,142	3,794,221
LOSS BEFORE MINORITY INTEREST	(3,644,717)	(4,876,328)	(4,699,034)
LESS MINORITY INTEREST	(1,050,400)	(1,430,380)	(1,159,632)

LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(2,594,317)	$(3,445,948)	$(3,539,402)
LOSS PER SHARE – Basic and Diluted	$(1.27)	$(1.67)	$(1.66)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	2,035,200	2,068,508	2,137,203
CASH DIVIDENDS PER SHARE	$.02	$.01	$.01

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

Prior to February 1, 2004, the Trust operated as a self-managed and self-administered “umbrella partnership real estate investment trust (“REIT”),” with operations through an operating partnership, RRF Limited Partnership, a Delaware limited partnership (the “Partnership”).  Effective February 1, 2004, the Trust terminated its election to be taxed as a REIT.  See Note 20 — “Subsequent Events.”   The Trust is the sole general partner of the Partnership and owned 51.54% and 50.80% of the Partnership as of January 31, 2004 and 2003, respectively. The Trust’s weighted average ownership for the years ended January 31, 2004, 2003 and 2002 was 51.12%, 49.80% and 48.45%, respectively.  The Partnership owns the hotel properties and incurs the related expenses.  The Hotels are leased to InnSuites Hotels, Inc. (“InnSuites Hotels”), a wholly-owned subsidiary of the Trust.  InnSuites Hotels holds the franchise agreement for each Hotel and operates the Hotels.  InnSuites Hotels contracted with Suite Hospitality Management, Inc. (the “Management Company”) for certain property management services and employment services as of February 1, 2001.  The Management Company was previously owned 9.8% by the James F. Wirth, Chairman, President and Chief Executive Officer of the Trust, until July 2, 2003.

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

Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.  See Note 20 – “Subsequent Events.”

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

SALES AND MARKETING EXPENSES

Amounts incurred for sales and marketing are expensed as incurred.  Sales and marketing expense totaled approximately $2,110,000, $2,216,000 and $2,148,000 for the years ended January 31, 2004, 2003, and 2002, respectively.

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

FISCAL 2004	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2004

Total revenue	$7,626,138	5,763,954	5,412,679	5,408,557	$24,211,328

Total revenue less interest expense on mortgage loans and operating expenses	$120,434	(1,466,219)	(837,767)	(853,803)	$(3,037,355)

Net income (loss)	$147,099	(1,004,921)	(950,622)	(782,470)	$(2,594,317)

Income (loss) per share – basic	$.07	(.50)	(.46)	(.38)	$(1.27)

Income (loss) per share – diluted	$(.01)	(.50)	(.46)	(.38)	$(1.27)

Dividends declared per share	$—	—	—	.02	$.02

FISCAL 2003	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2003

Total revenue	$8,256,553	6,661,704	6,122,555	5,899,661	$26,940,473

Total revenue less interest expense on mortgage loans and operating expenses	$765,565	(895,229)	(1,193,481)	(2,687,747)	$(4,010,892)

Net income (loss)	$618,422	(730,999)	(977,581)	(2,389,310)	$(3,445,948)

Income (loss) per share – basic	$.29	(.34)	(.49)	(1.35)	$(1.67)

Income (loss) per share – diluted	$.06	(.34)	(.49)	(1.35)	$(1.67)

Dividends declared per share	$—	—	—	.01	$.01

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

The Trust has entered into a purchase agreement with Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Mr. Wirth, to sell the property for its appraised value of $6.8 million.  During the fourth quarter of fiscal year 2004, the Trust recognized an impairment expense of $129,000 to reduce the hotel’s carrying value to the sales price.  The decrease in value was due to increased competition in the Tempe area due to a greater supply of hotel rooms.  The Trust has reclassified its Tempe, Arizona property for accounting purposes from “held and used” to “held for sale” at the end of the third quarter of fiscal year 2004.  See Note 20 – “Subsequent Events.”

On March 21, 2003, the Trust sold its Scottsdale, Arizona property to Eldorado Resort, L.L.C. (“Eldorado”), an affiliate of Mr. Wirth, for its appraised and carrying value of $3.1 million.  During fiscal year 2003, the Trust recorded a loss on impairment of $590,000 on the property.  The property’s decrease in value was due to changes in the economic condition, and decreased prospects for future development, in its immediate area.  Eldorado paid for the hotel by assuming $1.1 million of the Trust’s notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, assuming $500,000 of the Partnership’s notes payable to Capital Resource Lenders-I, L.L.C., an affiliate of Mr. Wirth, and paying the Trust’s term loan of $1,500,000 to the lender in full.  See Note 20 — “Subsequent Events.”

On August 21, 2003, the Trust sold its Flagstaff, Arizona property to Flagstaff Grand Canyon Resort, LLC (“Flagstaff Resort”), an affiliate of Mr. Wirth, for a cash payment equal to its appraised value of $2,775,000.  The Trust used the proceeds to fully satisfy its $1.5 million bank line of credit and to reduce its notes payable to Rare Earth Financial by $1,275,000.  As of August 21, 2003, the Trust’s bank line of credit and bank term loan were fully satisfied.  The sales price exceeded the property’s carrying value by $377,330, which was recorded as a capital contribution to the Partnership, and which resulted in a net increase in Shareholder equity in the amount of $192,080, net of minority interest.

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

On April 1, 2004, the Trust sold its San Diego, California property to a third party for $9.7 million, which was paid in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property.  The Trust used $1.1 million of the remaining proceeds from the sale to satisfy related party notes payable, $700,000 to reduce trade payable and retained the remaining proceeds for future operations and capital improvements.

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

21.   RESTATEMENTS

Applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Hotels reported in discontinued operations for the fiscal years ended January 31, 2004, 2003 and 2002 were reclassified to continuing operations due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

Following are tables that present certain financial information for the fiscal years ended January 31, 2004, 2003 and 2002, as reported, adjustments thereto and as restated.

For the Fiscal Year Ended January 31, 2004

	As Reported	Adjustments	As Restated
REVENUE
Room	$15,963,373	$6,063,125	$22,026,498
Food and Beverage	1,271,756	91,460	1,363,216
Telecommunications	113,288	40,943	154,231
Other	411,827	255,556	667,383
TOTAL REVENUE	17,760,244	6,451,084	24,211,328
OPERATING EXPENSES
Room	4,111,480	1,908,154	6,019,634
Food and Beverage	1,181,246	142,234	1,323,480
Telecommunications	225,089	86,319	311,408
General and Administrative	3,697,986	1,005,174	4,703,160
Sales and Marketing	1,671,689	437,839	2,109,528
Repairs and Maintenance	1,171,956	625,763	1,797,719
Hospitality	688,288	378,566	1,066,854
Utilities	1,187,088	498,952	1,686,040
Hotel Property Depreciation Real Estate and Personal Property	2,285,218	692,365	2,977,583
Taxes, Insurance and Ground Rent	1,246,662	422,848	1,669,510
Other	229,367	131,123	360,490
Expenses Incurred in Acquiring InnSuites Hotels	—	—	—
Loss on Impairment of Hotel Property	—	458,401	458,401
TOTAL OPERATING EXPENSES	17,696,069	6,787,738	24,483,807
OPERATING INCOME (LOSS)	64,175	(336,654)	(272,479)
Interest Income	289	692	981
TOTAL INTEREST INCOME	289	692	981
Interest on Mortgage Notes Payable	2,064,186	700,690	2,764,876
Interest on Notes Payable to Banks	52,810	1,174	53,984
Interest on Notes Payable and Advances Payable to Related Parties	544,069	—	544,069
Interest on Other Notes Payable	10,290	—	10,290
TOTAL INTEREST EXPENSE	2,671,355	701,864	3,373,219
LOSS BEFORE MINORITY INTEREST	(2,606,891)	(1,037,826)	(3,644,717)
LESS MINORITY INTEREST	(773,258)	(277,142)	(1,050,400)
LOSS FROM CONTINUING OPERATIONS	(1,833,633)	(760,684)	(2,594,317)
Loss from Discontinued Operations, Net of Minority Interest	(502,671)	502,671	—
Loss on Impairment of Hotel Property, Net of Minority Interest	(243,358)	243,358	—
Loss on Disposition of Hotels, Net of Minority Interest	(14,655)	14,655	—
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(2,594,317)	$—	$(2,594,317)
LOSS PER SHARE - Basic and Diluted	—	—	—
NET LOSS FROM CONTINUING OPERATIONS	$(0.90)	$(0.37)	$(1.27)
LOSS FROM DISCONTINUED OPERATIONS	$0.37)	$0.37	$—
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(1.27)	$0.00	$(1.27)

For the Fiscal Year Ended January 31, 2003

	As Reported	Adjustments	As Restated
REVENUE
Room	$16,883,931	$7,550,255	$24,434,186
Food and Beverage	1,383,997	130,899	1,514,896
Telecommunications	132,428	54,508	186,936
Other	527,155	277,300	804,455
TOTAL REVENUE	18,927,511	8,012,962	26,940,473
OPERATING EXPENSES
Room	4,316,261	2,421,724	6,737,985
Food and Beverage	1,412,847	150,931	1,563,778
Telecommunications	220,306	90,376	310,682
General and Administrative	4,367,070	1,442,628	5,809,698
Sales and Marketing	1,682,563	533,186	2,215,749
Repairs and Maintenance	1,222,895	670,964	1,893,859
Hospitality	753,971	483,408	1,237,379
Utilities	1,364,119	565,060	1,929,179
Hotel Property Depreciation	2,091,619	1,304,225	3,395,844
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,403,789	485,032	1,888,821
Other	282,129	166,322	448,451
Loss on Impairment of Hotel Property	589,687	—	589,687
TOTAL OPERATING EXPENSES	19,707,256	8,313,856	28,021,112
OPERATING INCOME (LOSS)	(779,745)	(300,894)	(1,080,639)
Interest Income	433	1,020	1,453
TOTAL INTEREST INCOME	433	1,020	1,453
Interest on Mortgage Notes Payable	2,173,999	756,254	2,930,253
Interest on Notes Payable to Banks	163,762	1,600	165,362
Interest on Notes Payable and Advances Payable to Related Parties	691,978	—	691,978
Interest on Other Notes Payable	9,549	—	9,549
TOTAL INTEREST EXPENSE	3,039,288	757,854	3,797,142
LOSS BEFORE MINORITY INTEREST	(3,818,600)	(1,057,728)	(4,876,328)
LESS MINORITY INTEREST	(1,063,940)	(366,440)	(1,430,380)
LOSS FROM CONTINUING OPERATIONS	(2,754,660)	(691,288)	(3,445,948)
Loss from Discontinued Operations, Net of Minority Interest	(691,288)	691,288	—
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(3,445,948)	$—	$(3,445,948)
LOSS PER SHARE - Basic and Diluted
NET LOSS FROM CONTINUING OPERATIONS	$(1.33)	$(0.34)	$(1.67)
LOSS FROM DISCONTINUED OPERATIONS	$(0.34)	$0.34	$—
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(1.67)	$0.00	$(1.67)

 For the Fiscal Year Ended January 31, 2002

	As Reported	Adjustments	As Restated
REVENUE
Room	$16,735,937	$8,054,800	$24,790,737
Food and Beverage	1,442,860	151,473	1,594,333
Telecommunications	176,522	79,650	256,172
Other	682,301	332,466	1,014,767
TOTAL REVENUE	19,037,620	8,618,389	27,656,009
OPERATING EXPENSES
Room	4,212,891	2,642,722	6,855,613
Food and Beverage	1,343,183	142,083	1,485,266
Telecommunications	243,881	115,894	359,775
General and Administrative	4,525,318	1,153,186	5,678,504
Sales and Marketing	1,503,472	644,875	2,148,347
Repairs and Maintenance	1,120,257	670,991	1,791,248
Hospitality	801,946	558,093	1,360,039
Utilities	1,293,352	678,708	1,972,060
Hotel Property Depreciation	2,008,476	1,048,013	3,056,489
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,326,193	431,798	1,757,991
Other	295,090	201,244	496,334
Expenses Incurred in Acquiring InnSuites Hotels	1,608,482	—	1,608,482
Loss on Impairment of Hotel Property	—	—	—
TOTAL OPERATING EXPENSES	20,282,541	8,287,607	28,570,148
OPERATING INCOME (LOSS)	(1,244,921)	330,782	(914,139)
Interest Income	4,976	4,350	9,326
TOTAL INTEREST INCOME	4,976	4,350	9,326
Interest on Mortgage Notes Payable	2,026,274	844,119	2,870,393
Interest on Notes Payable to Banks	383,846	—	383,846
Interest on Notes Payable and Advances Payable to Related Parties	532,609	—	532,609
Interest on Other Notes Payable	7,373	—	7,373
TOTAL INTEREST EXPENSE	2,950,102	844,119	3,794,221
LOSS BEFORE MINORITY INTEREST	(4,190,047)	(508,987)	(4,699,034)
LESS MINORITY INTEREST	(942,000)	(217,632)	(1,159,632)
LOSS FROM CONTINUING OPERATIONS	(3,248,047)	(291,355)	(3,539,402)
Loss from Discontinued Operations, Net of Minority Interest	(291,355)	291,355	—
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(3,539,402)	$—	$(3,539,402)
LOSS PER SHARE - Basic and Diluted
NET LOSS FROM CONTINUING OPERATIONS	$(1.52)	$(0.14)	$(1.66)
LOSS FROM DISCONTINUED OPERATIONS	$(0.14)	$.14	$—
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(1.66)	$0.00	$(1.66)

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

The Trust is filing this Annual Report on Form 10-K/A for the purpose of amending its Consolidated Statements of Operations presented under Part I, Item 8, and other related Items described in the Explanatory Note in the forepart of this Form 10-K/A, in order to properly apply SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and reclassify as continuing operations the results for the Hotels previously reported in discontinued operations for the fiscal years ended January 31, 2004, 2003 and 2002 due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.

In connection with the restatement and the filing of this Form 10-K/A, the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective as of the end of the period covered by this report.  The Trust also has evaluated its internal control over financial reporting with respect to the proper application of financial accounting standards.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by McGladrey & Pullen for the audit of the Trust’s annual financial statements for the fiscal year ended January 31, 2004 and January 31, 2003 were $134,463 and $90,275, respectively.  The aggregate fees for professional services rendered by McGladrey & Pullen for reviewing the interim financial statements included in the Trust’s quarterly reports on Form 10-Q filed during the fiscal year ended January 31, 2004 were $27,000 and the aggregate fees for professional services rendered by KPMG for reviewing the interim financial statements included in the Trust’s quarterly reports on Form 10-Q filed during the fiscal year ended January 31, 2003 were $34,000.

Audit-Related Fees

The aggregate fees paid to McGladrey & Pullen for audit-related services, such as comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission, were $7,081 and $0 for the fiscal years ended January 31, 2004 and January 31, 2003, respectively.  The aggregate fees paid to KPMG for audit-related services, such as review services were $6,000 for the fiscal year ended January 31, 2003.  The Audit Committee pre-approved all audit-related fees billed for the fiscal year ended January 31, 2004.

Tax Fees

The aggregate fees paid to McGladrey & Pullen for tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2004 and January 31, 2003 were $74,690 and $67,130, respectively.  The aggregate fees paid to KPMG for tax compliance, tax advice and tax planning for the fiscal year ended January 31, 2003 were $0.  The Audit Committee pre-approved all tax fees billed for the fiscal year ended January 31, 2004.

All Other Fees

The aggregate fees for all other services rendered by McGladrey & Pullen during the fiscal years ended January 31, 2004 and January 31, 2003 were $750 and $4,770, respectively.  The aggregate fees for all other services rendered by KPMG during the fiscal year ended January 31, 2003 were $2,250.  These fees represent amounts paid for the issuance of consents.  The Audit Committee pre-approved all other fees billed for the fiscal year ended January 31, 2004.

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

10.6**	Promissory Note dated February 2, 2004 by InnSuties Hospitality Trust in favor of Pamela Wirth Barnhill

10.7**	Promissory Note dated February 2, 2004 by InnSuties Hospitality Trust in favor of Brian Wirth.

10.8**	Promissory Note dated February 2, 2004 by InnSuties Hospitality Trust in favor of Christopher Wirth.

10.9**	Promissory Note dated February 2, 2004 by InnSuties Hospitality Trust in favor of Eric Wirth.

14**	Code of Ethics for Senior Financial Officers.

21**	Subsidiaries of the Registrant.

23.1+	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

23.2+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Percentage Lease (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

*            Management contract or compensatory plan or arrangement.

**     Previously filed.

+            Filed herewith.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 4, 2005	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2005	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 4, 2005	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2005	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: May 4, 2005	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 4, 2005	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 4, 2005	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: May 4, 2005	By:	/s/ Mason E. Anderson
Mason E. Anderson, Trustee