Form 10-K
period 2005-01-31
INNSUITES HOSPITALITY TRUST
filed 2005-05-16
CIK 82473

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Aggregate market value of voting stock held by non-affiliates of the Registrant as of July 31, 2004:  $2,248,349

Number of shares of voting stock outstanding as of April 22, 2005:  8,906,429.

PART I

Item 1.             BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., an Arizona corporation (“InnSuites Hotels”), owns and operates six hotels, provides management services for ten hotels, and provides trademark license services for 11 hotels.  On January 31, 2005, the Trust owned a 64.75% sole general partner interest in the Partnership, which owned five InnSuites® hotels located in Arizona, New Mexico and southern California.  The Trust also owned one InnSuites® hotel located in Yuma, Arizona (all six InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly owned subsidiary of the Trust, provides management services for the Hotels, three hotels owned by affiliates of James F. Wirth, the Trust’s Chairman, President and Chief Executive Officer, and one unrelated hotel property.  InnSuites Hotels also provides trademark and licensing services to the Hotels, three hotels owned by affiliates of Mr. Wirth and two unrelated hotel properties.  The Trust has 488 employees.

The Hotels have an aggregate of 947 hotel suites and operate as moderate and full-service hotels, which apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth.  The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free hot breakfast buffets and complementary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high speed internet access and coffee makers in each studio or two-room suite.

The Trust believes that the greatest opportunities for revenue growth and profitability will arise from the skillful management and repositioning of the Trust’s Hotels and acquired or managed hotel properties.  The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and cash flow available for distribution and to increase long-term total returns to shareholders.  The Trust seeks to achieve these objectives through participation in increased revenues from the Hotels as a result of intensive management and marketing and selective acquisitions and expansion of the InnSuites® hotels in the southwestern region of the United States.  At this time, the Trust does not plan to acquire any additional hotels.

The Trust has a single class of Shares of Beneficial Interest, without par value, that are traded on the American Stock Exchange under the symbol “IHT”.  The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects.  Each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust and each Class B limited partnership unit is convertible, upon approval of the Board of Trustees of the Trust, into one newly-issued Share of Beneficial Interest of the Trust.  The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

Until February 1, 2004, the Trust elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in the Internal Revenue Code of 1986, and the regulations thereunder (all as amended, the “Code”).  Effective February 1, 2004, the Trust relinquished its REIT tax status and will be taxed as a C corporation under the Code.

ACQUISITION OF INNSUITES HOTELS BY THE TRUST

Effective February 1, 2001, the Trust acquired all of the issued and outstanding common and preferred equity stock of InnSuites Hotels for $11,531 in cash and the assumption of approximately $1.6 million of net liabilities.  Prior to the acquisition, InnSuites Hotels was owned 23% by Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, 9.8% by InnSuites Innternational Hotels, Inc., a wholly owned affiliate of Mr. Wirth and his spouse, and 67.2% by unrelated parties.

The acquisition of InnSuites Hotels by the Trust resulted in the following benefits: (1) a more direct relationship between the Hotels and the Trust, (2) the inclusion of InnSuites Hotels’ revenues in excess of required rent payments in the Trust’s consolidated financial reports, (3) the elimination of potential conflicts of interest and (4) the reduction of certain administrative costs relative to the operation of the Hotels.

MANAGEMENT AND LICENSING CONTRACTS

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary.  Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operated and managed the Hotels with the assistance of Suite Hospitality Management, Inc. (the “Management Company”), an entity in which Mr. Wirth, until July 1, 2003, held a 9.8% ownership interest, pursuant to management agreements that provided for an annual management fee of 2.5% of gross revenues.  On December 31, 2003, the Trust agreed to extend the current management agreements through January 31, 2008 in exchange for the Management Company forgiving $183,248 of accrued but unpaid fees.  The Trust incurred management fee expenses related to these contracts of $177,742, $440,530 and $369,896 for the twelve months ended January 31, 2005, 2004 and 2003, respectively.  Due to the adoption of Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), which resulted in the consolidation of the Management Company with the Trust, these expenses have been eliminated in the consolidation for the twelve months ended January 31, 2005.

Prior to June 8, 2004, InnSuites Hotels paid InnSuites Licensing Corp. (the “Licensing Corp.”), an entity owned by Mr. Wirth and his spouse until February 2, 2004, an annual licensing fee of 2.0% of gross room revenues (1.0% for those hotel properties which also carried a third-party franchise, such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks.  On December 31, 2003, the Trust agreed to extend the trademark and licensing services agreements for the next two fiscal years through January 31, 2007 in exchange for the Licensing Corp. forgiving $347,473 of accrued but unpaid fees.  The Management Company purchased the Licensing Corp. from Mr. and Mrs. Wirth on February 2, 2004.  The Trust incurred licensing fees of $94,703, $301,007 and $445,942 for the twelve months ended January 31, 2005, 2004 and 2003, respectively.  Due to the adoption of FIN 46R, which resulted in the consolidation of the Licensing Corp. with the Trust, these expenses have been eliminated in the consolidation for the twelve months ended January 31, 2005.

In connection with the Trust’s relinquishment of its REIT status, the Trust no longer required the services of a separate management company. The Trust determined it was in its best interest to buy out the management contracts and licensing agreements and directly manage the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels. The Trust believes the management process of the Hotels will be simplified and that it will benefit from increased revenues by offering additional management and licensing services.  As a result of this buy out, the Management Company (which was the Trust’s variable interest entity under FIN 46R) was no longer consolidated in the second quarter of fiscal year 2005.

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels. In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate. Following the acquisition, InnSuites Hotels now self-manages the Hotels.  InnSuites Hotels also manages one unrelated hotel in San Diego, California and three hotels owned by affiliates of Mr. Wirth.

Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels received 2% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal year 2005.  Effective February 1, 2005, InnSuites Hotels receives 2.5% of total revenues from these Hotels.  These agreements expire on January 31, 2008.  InnSuites Hotels received 1% (or more depending on results) of room revenue from the three hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal year 2005.  These agreements require these three hotels to pay 2% of room revenue, unless these hotels fail to reach 80% of their budgeted profit, at which point the fees are reduced to 1% of room revenue.  These agreements expire on February 1, 2007 and may be cancelled by either party with 90-days written notice, or 30-days written notice in the event the property changes ownership.  InnSuites Hotels received 5% of total revenue for managing  the unrelated hotel in San Diego, California during fiscal year 2005.  This agreement expires on March 31, 2007, and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames.  In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of Beneficial Interest of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate.  The Shares of Beneficial Interest issued by the Trust for both the management contracts and the licensing agreements were valued at $155,000, which amount was recorded as an expense.  Following the acquisition, the Trust provides licensing services to the Hotels and two unrelated hotels in San Diego and Buena Park, California and three hotels owned by affiliates of Mr. Wirth.

InnSuites hotels received 1.0% (2.0% for the hotel which does not carry a third-party franchise) of room revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal year 2005.  The revenue and expenses related to these contracts have been eliminated in consolidation.  Effective February 1, 2005, InnSuites Hotels receives 1.25% (2.5% for the hotel which does not carry a third-party franchise) of total revenues from these Hotels.  These agreements expire on January 31, 2008.  InnSuites Hotels received 1% (or more depending on results) of room revenue from the three hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal year 2005.  These agreements require that these hotels pay 2% of room revenue, unless these hotels fail to reach 80% of their budgeted profit, at which point the fees are reduced to 1% of room revenue.  These agreements have no expiration date and may be cancelled by either party with 12-months written notice, or 90-days written notice in the event the property changes ownership.  InnSuites Hotels received 2% of total revenue from the unrelated hotel in San Diego, California in exchange for licensing services during fiscal year 2005.  This agreement may be cancelled by either party with 90-days written notice.   InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal year 2005.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice.

FRANCHISE AGREEMENTS

InnSuites Hotels has entered into franchise arrangements with certain third parties with respect to five of the Hotels, with four Best Western hotels and one Holiday Inn hotel as of January 31, 2005.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and are cancelable at the option of either party.  Best Western requires that the participating Hotels meet certain requirements for room quality, and such Hotels are subject to removal from its reservation system if these requirements are not met.  In exchange for use of the Holiday Inn name, trademark and reservation system, the participating Hotels pay fees based on gross room revenue.  Subsequent to January 31, 2005, the Trust ended its franchise agreement with Holiday Inn and entered into a franchise agreement with Best Western International for the Trust’s Ontario, California property.  The Hotels with third-party franchise agreements received significant reservations through the Best Western and Holiday Inn reservation systems.  The Trust incurred $553,833, $628,521 and $656,375 in total fees related to these agreements for the twelve months ended January 31, 2005, 2004 and 2003, respectively.

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

On October 16, 2003, the Trust sold its Buena Park, California property to CVTI, LLC, an unrelated third party (“CVTI”), for $6.5 million.  The purchase price was satisfied with $6.3 million in cash and a $200,000 promissory note issued by CVTI to the Trust.  The Trust subsequently assigned the $200,000 promissory note to Rare Earth Financial to satisfy $200,000 of a certain note payable held by Rare Earth Financial.  The Trust used the cash proceeds to fully satisfy the bank mortgage note on the property in the amount of $3,082,574, to reduce certain notes payable to Mr. Wirth and his affiliates and Steven S. Robson, a Trustee of the Trust, in the aggregate amount of $1.5 million and to reduce trade accounts payable.  In connection with this sale, the Trust recorded a loss of $29,000.  During the second quarter of fiscal year 2004, the Trust recorded a loss on impairment of $328,976 related to the Buena Park property.  The loss was recorded to reduce the asset’s carrying value to the sales price.  The decrease in value was due to a slowdown in leisure travel to the southern California area caused by global terror concerns and an overall sluggish economic environment.

On March 25, 2004, the Trust sold its Tempe, Arizona hotel to Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Mr. Wirth, for its appraised value of $6.8 million, which was also its carrying value.  The purchase price was satisfied by Tempe Resort assuming the Trust’s mortgage note payable on the property of $1.7 million and assuming notes payable to Mr. Wirth and his affiliates of $5.1 million.

On April 1, 2004, the Trust sold its San Diego, California hotel to an unrelated third party for $9.7 million, which the Trust received in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property, $1.4 million to satisfy notes and interest payable to related parties, and retained the remaining proceeds to reduce trade payables and to fund future operations and capital improvements.

HOTEL PROPERTY HELD FOR SALE

On January 4, 2005, the Board of Trustees approved the sale of the Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Mr. Wirth, for its appraised value of $5.1 million.  The property’s carrying value is $3.1 million. On January 15, 2005, Rare Earth Financial, another affiliate of Mr. Wirth, converted its $700,000 loan receivable into a non-interest bearing deposit for the purchase of the hotel.  The Trust expects to complete the sale during the second quarter of fiscal year 2006.  Any gain or loss recognized on the transaction will be recorded as a contribution or distribution because the purchaser is a related party.  The Trust does not expect to incur a loss on the sale of the property.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive and competition has intensified over the past three years due to the sluggish economy and a general slow down in the travel and hospitality industries primarily due to the negative impact of the threat of terrorism and the war with Iraq.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors have greater marketing and financial resources than the Trust.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been seasonal.  The four southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter.  The second fiscal quarter tends to be the lowest occupancy period at those four southern Arizona hotels.  This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues.  The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business.  To the extent that cash flows from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders.  No assurance can be given that the Trust will make distributions in the future.

FINANCIAL INFORMATION

See “Item 6 - Selected Financial Data” herein for information regarding the Trust’s revenues, net income and losses, dividends, total assets, notes and advances payable to banks and others and notes and advances payable to related parties.

OTHER AVAILABLE INFORMATION

We also make available, free of charge, on our Internet website at www.innsuitestrust.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”).  The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission (http://www.sec.gov).

Item 2.             PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona.  On January 31, 2005, the Partnership owned five Hotels and the Trust owned one Hotel.  All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels and one is also marketed as a Holiday Inn® Hotel and Suites.  All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION (1)

InnSuites Hotel and Suites Airport Albuquerque Best Western	101	1975/1985	2004

InnSuites Hotel and Suites Phoenix Best Western	104	1980	2004

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2003

InnSuites Hotels and Suites Yuma	166	1982/1984	2003

Holiday Inn Airport Hotel and Suites/Ontario (an InnSuites Hotel)(2)	150	1990	2003

InnSuites Hotels and Suites Tucson St. Mary’s	267	1960/1971	2003

Total suites	947

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites.

(2) Subsequent to January 31, 2005, the Trust ended its franchise agreement with Holiday Inn and entered into a franchise agreement with Best Western International for this property.

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

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust held its 2004 Annual Meeting of Shareholders on December 10, 2004.  The nominees listed below were elected as Trustees of the Trust to hold office for a term expiring at the 2007 Annual Meeting of Shareholders and until their successors have been duly elected and qualified.  Tabulated below is the number of Shares of Beneficial Interest cast for and withheld with respect to the election of the Trustee nominees:

Name	For	Withhold
James F. Wirth	2,117,824	13,280
Peter A. Thoma	2,117,859	13,245

In addition to the election of Trustees, the security holders voted on the following matters at the Annual Meeting:

•                  The issuance of 6,577,732 Shares of Beneficial Interest in exchange for the cancellation of indebtedness owed by the Trust to the Partnership.

For	Against	Abstain
1,419,501	22,955	7,647

•                  The issuance of 4,969,712 Shares of Beneficial Interest in consideration of the Trust’s acquisition of all general partner interests of Yuma Hospitality Properties, Ltd. which were held by the Partnership.

For	Against	Abstain
1,417,001	24,809	7,524

•                  The issuance of 457,645 Shares of Beneficial Interest in exchange for the cancellation of indebtedness owed by the Trust to certain affiliates of Mr. Wirth.

For	Against	Abstain
1,411,238	31,341	7,524

•                  The issuance of 1,000,000 Shares of Beneficial Interest upon the conversion of 1,000,000 Class B limited partnership units in the Partnership into Shares of Beneficial Interest by Mr. Wirth and certain of his affiliates.

For	Against	Abstain
1,410,991	31,312	7,800

PART II

Item 5.             MARKET FOR THE TRUST’S SHARES AND RELATED SECURITY HOLDER MATTERS

The Trust’s Shares of Beneficial Interest are traded on the American Stock Exchange under the symbol “IHT.”  On April 22, 2005, the Trust had 8,906,429 shares outstanding and 525 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the American Stock Exchange, as well as dividends declared thereon:

Fiscal Year 2005	High	Low	Dividends
First Quarter	2.25	1.60	—
Second Quarter	2.25	1.48	—
Third Quarter	1.63	1.49	—
Fourth Quarter	1.95	1.12	.01

Fiscal Year 2004	High	Low	Dividends
First Quarter	1.80	1.30	—
Second Quarter	1.40	1.20	—
Third Quarter	1.70	1.15	—
Fourth Quarter	2.25	1.05	.02

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2005 and 2004, the Trust paid dividends of $0.01 and $0.02 per share, respectively, in the fourth quarter of each year.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b–18 of the Securities Exchange Act of 1934 for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2005, the Trust acquired 32,300 Shares of Beneficial Interest in open market transactions at an average price of $1.56 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 47,765 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 – November 30, 2004	200	$1.50	200	79,865
December 1 – December 31, 2004	22,900	$1.61	22,900	56,965
January 1 – January 31, 2005	9,200	$1.45	9,200	47,765

See Part III, Item 12 for a description of our equity compensation plans.

Item 6.             SELECTED FINANCIAL DATA

The following selected financial data of the Trust as of and for the five fiscal years ended January 31, 2005, has been derived from the audited consolidated financial statements of the Trust.  The consolidated financial statements of the Trust as of and for the fiscal year ended January 31, 2005 were audited by Epstein, Weber & Conover, P.L.C., independent public accountants.  The consolidated financial statements of the Trust as of and for the two fiscal years ended January 31, 2004  and 2003 were audited by McGladrey & Pullen, LLP, independent public accountants.  The consolidated financial statements of the Trust as of and for the two fiscal years ended January 31, 2002  and 2001 were audited by KPMG, LLP, independent public accountants.

	Year Ended January 31,
	2005	2004	2003	2002	2001

Total revenue	$22,875,187	$24,211,328	$26,940,473	$27,656,009	$9,727,206

Net income (loss) from continuing operations	$240,442	$(2,594,317)	$(3,445,948)	$(3,539,402)	$(2,594,754)

Income (loss) per share – basic and diluted	$0.10	$(1.27)	$(1.67)	$(1.66)	$(1.12)

Cash dividends paid and declared per share	$0.01	$0.02	$0.01	$0.01	$0.03

Total assets	$36,455,521	$47,961,594	$61,494,579	$64,264,516	$63,905,561

Notes and advances payable to banks and others	$24,755,858	$31,974,992	$38,922,408	$38,598,106	$37,053,593

Notes and advances payable to related parties	$93,512	$6,852,241	$9,901,153	$8,666,360	$7,471,707

See “Item 1 – Business” herein for a discussion of the change in the nature of the business of the Trust over the course of the years presented above.  As a result, the information presented above is not comparative from year to year.

Item 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Trust is engaged in the ownership and operation of hotel properties. At January 31, 2005, the InnSuites system included six moderate and full-service hotels with 947 hotel suites. Certain of our Hotels are branded through franchise agreements, which include four Best Western hotels and one Holiday Inn hotel. Subsequent to January 31, 2005, the Trust ended its franchise agreement with Holiday Inn and entered into a franchise agreement with Best Western International for the Trust’s Ontario, California property.  All six Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

Our operations consist of one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels.  In addition, we receive management fees and trademark license fees.

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

We anticipate that the improved economic conditions, combined with the disposition of previously underperforming properties, will create opportunities for the Trust in fiscal year 2006.  Better overall economic conditions are expected to result in increased business and leisure travel and support higher room rates, and therefore higher operating margins.  Challenges in fiscal year 2006 are expected to include continued competition for group business in the markets in which we operate and the Trust’s ability to increase room rates while maintaining market share. We will continue to focus on managing our costs, achieving increased daily rates in the markets where we operate and building occupancy.  We believe that our focus on customer service, adding more two-room suites and leveraging technology will enable us to remain competitive.

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

At January 31, 2005, the Trust owned a 64.8% interest in five of the Hotels through its sole general partner’s interest in the Partnership and owned a 99.9% interest in one Hotel.  The Trust purchased 532,077, 57,509 and 257,101 Partnership units during the years ended January 31, 2005, 2004 and 2003, respectively.

Prior to May 1, 2004, the Partnership leased its hotel properties to InnSuites Hotels.  The corresponding rent expense for InnSuites Hotels and rent revenue for the Partnership, as well as the resulting rent receivable and payable, eliminate in consolidation.  On May 1, 2004, the percentage lease agreements between the Partnership and InnSuites Hotels were terminated.  During the fourth quarter of fiscal year 2004, the Partnership agreed to waive InnSuites Hotels accrued but unpaid rent in exchange for InnSuites Hotels extending its lease agreements one year.  The total amount waived was $3,134,130.  This transaction had a net effect of increasing the Trust’s stockholders equity by $1,518,834.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels, management and trademark fees to affiliates and hotel operating expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  ADR increased by $4.56 to $70.83 in fiscal year 2005 from $66.27 in fiscal year 2004.  Occupancy increased 5.76% to 68.55% in fiscal year 2005 from 62.79% in fiscal year 2004 primarily as a result of the disposition of lower-occupancy properties.  These dispositions also resulted in an increase in REVPAR of $6.94 to $48.55 in fiscal year 2005 from $41.61 in fiscal year 2004.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2005	2004	2003

Occupancy	68.55%	62.79%	60.46%

Average Daily Rate (ADR)	$70.83	$66.27	$66.59

Revenue Per Available Room (REVPAR)	$48.55	$41.61	$40.26

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

The Trust enters into transactions with certain related parties from time to time.  For information relating to such related party transactions see the following:

•                                          For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Acquisition of Management and Licensing Contracts.”

•                                          For a discussion of acquisitions involving certain related parties, see “Item 1 – Business – Acquisition of InnSuites Hotels by the Trust.”

•                                          For a discussion of the sales of the Trust’s Scottsdale, Flagstaff and Tempe, Arizona hotels to a related party during fiscal years 2004 and 2005, see “Item 1 – Business – Sale of Hotel Properties” and Note 19 to the Trust’s Consolidated Financial Statements – “Hotel Properties Held for Sale and Sale of Hotel Properties.”

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

Results of Operations of the Trust for the year ended January 31, 2005 compared to the year ended January 31, 2004.

Overview

A summary of operating results for the fiscal years ended January 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$22,875,187	$24,211,328	$(1,336,141)	(5.5)%
Operating Loss	$(221,647)	$(272,479)	$50,832	18.7%
Net Income (Loss)	$240,442	$(2,594,317)	$2,834,759	>100.0%
Income (Loss) Per Share – Basic and Diluted	$0.10	$(1.27)	$1.37	>100.0%

The Trust’s overall results in 2005 were positively affected by the disposition of certain of its underperforming properties, the impact of which was partially offset by expenses related to its acquisition of the management and licensing contracts from the Management Company, which will eliminate those expenses in future years.

For the twelve months ended January 31, 2005, the Trust had total revenue of $22.9 million compared to $24.2 million for the twelve months ended January 31, 2004, a decrease of approximately $1.3 million.  This decrease in total revenue is primarily due to the sale of the Tempe, Arizona and San Diego, California properties in the first quarter of fiscal year 2005.  Total expenses of $25.3 million for the twelve months ended January 31, 2005 reflect a decrease of approximately $2.5 million compared to total expenses of $27.9 million for the twelve months ended January 31, 2004.  The decrease is primarily due to the sales of the Tempe, Arizona and San Diego, California properties in the first quarter of fiscal year 2005 and an impairment charge of $458,000 related to the Buena Park, California and Tempe, Arizona properties in fiscal year 2004.

Loss on impairment of hotel property was approximately $458,000 for the twelve months ended January 31, 2004.  This loss resulted from write-downs for impairments of the Buena Park, California and Tempe, Arizona hotel properties.  During fiscal year 2004, the Trust entered into purchase agreements related to both properties at amounts below their carrying values.  The Buena Park, California property was written down by $329,000 to its fair value of $6.5 million, which was its subsequent sales price.  The Tempe, Arizona property was written down by $129,000 to its fair value of $6.8 million, which was its subsequent sales price.  See Note 19 to the Trust’s Consolidated Financial Statements - “Hotels Held for Sale and Sale of Hotel Properties.” No such loss was recorded for the twelve months ended January 31, 2005.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2005 and 2004, these expenses decreased $258,000, or 5.5%, to $4.4 million in fiscal year 2005, from $4.7 million in fiscal year 2004.  This decrease was primarily due to elimination of management and franchise fees paid by the Trust due to the consolidation of the Management Company and Licensing Corp. and subsequent purchase of those contracts, offset by the increased expenses to effect those transactions.

Total operating expenses for the twelve months ended January 31, 2005 were $23.1 million, a decrease of approximately $1.4 million, or 5.7%, from $24.5 million in the twelve months ended January 31, 2004.  The decrease was primarily due to the sales of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005 and impairment charges of $458,000 recognized during fiscal year 2004.

Total interest expense for the twelve months ended January 31, 2005 was $2.3 million, a decrease of $1.1 million, or 33.0%, from $3.4 million in the twelve months ended January 31, 2004.  Interest on mortgage notes payable for the twelve months ended January 31, 2005 was $2.1 million, a decrease of $675,000, or 24.4%, from $2.8 million in the twelve months ended January 31, 2004. The decrease is primarily due to the satisfaction of the mortgage notes payable secured by the Tempe, Arizona and San Diego, California properties in connection with the disposition of those properties.  Interest on notes payable to banks for the twelve months ended January 31, 2005 was $24,000, a decrease of $30,000, or 56.2%, from $54,000 in the prior fiscal year, due to the Trust satisfying in full its term loan in March 2003 and its line of credit in full in August 2003.  Interest on notes payable to related parties decreased 77.0%, or $419,000, to $125,000 from $544,000 during the years ended January 31, 2005 and 2004, respectively.  The decrease is primarily due to payments totaling $6.2 million on notes due to affiliates of Mr. Wirth in connection with the sales of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005.

Real estate and personal property taxes, insurance and ground rent decreased $340,000, or 20.4%, to $1.3 million from $1.7 million in comparing the twelve months ended January 31, 2005 and 2004, respectively.  Real estate and personal property taxes and property insurance decreased due to the sales of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005 and the sale of the Buena Park, California  property during the third quarter of fiscal year 2004.

Hotel property depreciation for the twelve months ended January 31, 2005 compared to 2004 decreased approximately $222,000, or 7.5%, to $2.8 million from $3.0 million, respectively.  The decrease was primarily due to the sale of certain hotel properties.

The Trust had income before minority interest, income taxes and cumulative effect of adoption of accounting principle of $2.6 million for the twelve months ended January 31, 2005, compared to a loss before minority interest of $3.6 million in the prior year.  After deducting the income allocated to the minority interest of $1.4 million, taxes of $160,000 and the cumulative effect of adoption of accounting principle of $854,402, the Trust had net income attributable to Shares of Beneficial Interest of approximately $240,000.  This represented an increase of approximately $2.7 million attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2005 and 2004.  Basic and diluted net income per share was $0.10 for the twelve months ended January 31, 2005, compared to a loss of $1.27 for 2004.

Results of Operations of the Trust for the year ended January 31, 2004 compared to the year ended January 31, 2003.

Overview

A summary of operating results for the fiscal years ended January 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$24,211,328	$26,940,473	$(2,729,145)	(10.1)%
Operating Loss	$(272,479)	$(1,080,639)	$808,160	74.8%
Net Loss	$(2,594,317)	$(3,445,948)	$851,631	24.7%
Loss Per Share – Basic and Diluted	$(1.27)	$(1.67)	$0.40	24.0%

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

Loss on impairment of hotel property was approximately $458,000 for the twelve months ended January 31, 2004.  This loss resulted from the write-downs for impairments of the Buena Park, California and Tempe, Arizona hotel properties.  During fiscal year 2004, the Trust entered into purchase agreements related to both properties at amounts below their carrying values.  The Buena Park, California property was written down by $329,000 to its fair value of $6.5 million, which was its subsequent sales price.  The Tempe, Arizona property was written down by $129,000 to its fair value of $6.8 million, which was its subsequent sales price.  See Note 19 to the Trust’s Consolidated Financial Statements – “Hotels Held for Sale and Sale of Hotel Properties.”  Loss on impairment of hotel property was approximately $590,000 for the twelve months ended January 31, 2003.  This loss resulted from the write-down for an impairment of the Scottsdale, Arizona hotel property.  The operating performance of the Scottsdale property during that period indicated that it significantly decreased in value, which required management to test the property for recoverability of book value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  Based on an appraisal of the property’s fair value, the hotel property’s carrying value was determined not to be recoverable.  The hotel property, including land, buildings and improvements and furniture, fixtures and equipment, was written down by $590,000 to its fair value and new basis of $3.1 million.  The amount of impairment allocated to Shares of Beneficial Interest was $294,000 and the amount allocated to minority interest was $296,000.  The hotel property’s decrease in value was due to changes in the economic conditions, and decreased prospects for future development, in its immediate area.  During fiscal year 2004, the impaired property was sold to Scottsdale Eldorado Resort, LLC, an affiliate of Mr. Wirth, for $3.1 million.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  In comparing general and administrative expenses for the twelve months ended January 31, 2004 and 2003, these expenses decreased $1.1 million, or 19.0%, to $4.7 million in fiscal year 2004, from $5.8 million in fiscal year 2003.  This decrease was primarily due to $91,000 of expense related to the refinancing of the Tucson St. Mary’s and San Diego properties in fiscal year 2003, a decrease of $242,000 in trademark and management fees in fiscal year 2004 due to amendments to the related contracts, and the absence of such expenses from the Scottsdale, Buena Park and Flagstaff properties due to their sale during the first quarter of fiscal year 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash provided by operating activities totaled $660,000, $88,000, and $1.1 million for the years ended January 31, 2005, 2004 and 2003, respectively. The increase in 2005 as compared to 2004 was primarily due to better operating results.  The decrease in 2004 as compared to 2003 was primarily due to the Trust’s efforts to reduce its liabilities, especially trade payables.

Net cash provided by or used in investing activities totaled $8.0 million, $10.2 million, and $(1.6) million for the years ended January 31, 2005, 2004 and 2003, respectively.  The decrease in 2005 as compared to 2004 was primarily due to fewer dispositions in fiscal year 2005.  The increase in 2004 as compared to 2003 was primarily due to the sale of certain Hotels during fiscal year 2004.

Net cash provided by or used in financing activities totaled $(8.6) million, $(10.4) million, and $513,000 for the years ended January 31, 2005, 2004 and 2003, respectively.  The increase in 2005 as compared to 2004 was primarily due to reduced net payments on notes payable to Mr. Wirth and his affiliates during fiscal year 2005.  The decrease in 2004 as compared to 2003 was primarily due to the sale of certain Hotels in fiscal year 2004, the proceeds of which the Trust used to reduce its debt balances to related parties and satisfy its mortgage notes on these properties.

The Trust received $9.4 million in proceeds for the sales of hotel properties in fiscal year 2005.  The Trust used $4.8 million of these proceeds to satisfy a mortgage note payable, $1.4 million to satisfy related party notes and interest payable, and retained the remaining proceeds to reduce trade payables and to fund future operations and capital improvements.

The Trust received $12.2 million in proceeds for the sales of hotel properties in fiscal year 2004.  The Trust used $3.0 million of these proceeds to satisfy a mortgage note payable, $4.4 million to satisfy related party notes payable, $3.0 million to satisfy bank notes payable and the remaining proceeds to fund operations.

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flow and, as of January 31, 2005, its direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue after May 1, 2004 is hotel operations for the five properties it owns.  The Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of itself and the Partnership to generate sufficient cash flow from hotel operations.

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

The Trust is obligated under loan agreements relating to five of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures.   These accounts are restricted by the mortgage lenders.  As of January 31, 2005, $250,642 was held in these accounts and is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”  The accounts are required to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2005 and 2004, the Hotels spent approximately $1.3 million and $1.8 million, respectively, for capital expenditures.  The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  The Trust plans to spend approximately $691,000 for capital expenditures in fiscal year 2006.  The Hotels also spent approximately $1.4 million and $1.8 million during fiscal years 2005 and 2004, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

The Trust has minimum debt payments of $1.7 million and $1.2 million due during fiscal years 2006 and 2007, respectively.  The Trust plans to renew its bank line of credit when it matures during fiscal year 2006.  The Trust believes it can satisfy its remaining obligations during fiscal years 2006 and 2007 using revenue generated by the Hotels’ operations.

Management believes that cash on hand, future cash receipts from operations, proceeds from hotel sales and borrowings from affiliates in fiscal year 2006 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months.

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

CONTINUED LISTING WITH THE AMERICAN STOCK EXCHANGE

On June 13, 2003, the Trust received notice from the American Stock Exchange (“Amex”) indicating that the Trust failed to meet certain of Amex’s continued listing standards as set forth under Section 1003(a) of the Amex Company Guide.  The Trust became non-compliant with Amex’s continued listing standards due to losses incurred by the Trust in its most recent fiscal years.  These losses were exacerbated by the terrorist attacks on September 11, 2001, the war in Iraq during the spring of 2003, as well as the general slowdown in the economy and travel.

In response to this notice, the Trust was given the opportunity to submit a plan to Amex to regain compliance with the continued listing standards.  On August 26, 2003, Amex notified the Trust that it had accepted the Trust’s plan and granted the Trust the opportunity to regain compliance with Amex’s continued listing standards.

On December 10, 2004, the shareholders of the Trust approved several proposals relating to the Trust’s plan to return to compliance with Amex’s continued listing standards.  On January 4, 2005, the Board of Trustees approved the implementation of the proposals.  The proposals were consummated on January 31, 2005, and resulted in:

•                  The Trust issuing 6,577,732 Shares of Beneficial Interest in the Trust to the Partnership to satisfy advances and interest payable to the Partnership totaling approximately $8.6 million.  The Partnership concurrently distributed the Shares of Beneficial Interest to its unit holders.  Of the 6,577,732 Shares of Beneficial Interest distributed by the Partnership, 3,761,071 were returned to the Trust and became treasury shares.  The remaining 2,816,661 Shares of Beneficial Interest remained outstanding.

•                  The Trust issuing 4,969,712 Shares of Beneficial Interest in the Trust, with a fair value of approximately $6.5 million, to the Partnership to acquire its ownership interest in Yuma Hospitality Properties, Ltd., which owns and operates the Yuma, Arizona hotel property.   The Partnership concurrently distributed the Shares of Beneficial Interest to its unit holders.  Of the 4,969,712 Shares of Beneficial Interest distributed by the Partnership, 2,841,624 were returned to the Trust and became treasury shares.  The remaining 2,128,088 Shares of Beneficial Interest remained outstanding.  The fair value was determined using the carrying values of assets and liabilities, except for fixed assets, which were valued using appraised value.  The portion of the excess of fair value over book value that relates to the minority interest in the Partnership totals $1.2 million, and has been recorded as an increase in the basis of those fixed assets.

•                  The Trust issuing 457,645 Shares of Beneficial Interest in the Trust to satisfy $594,938 of notes and interest payable to affiliates of Mr. Wirth.  All of those Shares of Beneficial Interest remained outstanding.

•                  The Trust issuing 1,000,000 Shares of Beneficial Interest in the Trust to Mr. Wirth and his affiliates upon conversion of 1,000,000 Class B limited partnership units in the Partnership, which increased the Trust’s ownership interest in the Partnership by 7.6%.  All of those Shares of Beneficial Interest remained outstanding.

In total, the Trust issued 13,005,089 Shares of Beneficial Interest in the Trust, of which 6,602,695 returned to the Trust as treasury shares and 6,402,394 remained outstanding.  Mr. Wirth and his affiliates, through these transactions, received 5,182,186 Shares of Beneficial Interest in the Trust.

As of January 31, 2005, the Trust has total shareholders’ equity of $6.3 million, which exceeds the minimum amount of $6.0 million required to regain compliance with Amex’s continued listing standards.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees of the Trust approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest are held in treasury and are available for future acquisitions and financings and/or for awards granted under the Trust’s 1997 Stock Incentive and Option Plan.  During fiscal year 2005, the Trust acquired 130,717 Shares of Beneficial Interest in open market and privately negotiated transactions at an average price of $1.73 per share, and 532,077 limited partnership units in privately negotiated transactions at an average price of $2.17 per unit.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and Amex requirements.  The Trust is authorized to repurchase an additional 40,133 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at January 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

Mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties	$24,849,370	$1,673,537	$2,564,700	$6,643,302	$13,967,831

Operating leases	7,128,793	196,186	392,372	392,372	6,147,863

TOTAL	$31,978,163	$1,869,723	$2,957,072	$7,035,674	$20,115,694

InnSuites Hotels has entered into franchise arrangements with certain third parties for five of the hotel properties, with four Best Western hotels and one Holiday Inn hotel.  Subsequent to January 31, 2005, the Trust ended its franchise agreement with Holiday Inn and entered into a franchise agreement with Best Western International for the Trust’s Ontario, California property.  These agreements provide for fees to be paid by InnSuites Hotels based on revenue and reservations received, and contain no minimum payment provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Trust believes that the policies it follows for the valuation of its hotel properties, which constitute the majority of Trust assets, are its most critical policies.  The Trust applies SFAS No. 144 to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, the Trust reviews the carrying value of its hotel properties both held for use and held for sale.  The Trust will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and/or a current appraisal of the property do not support its carrying value.  In cases where the Trust does not expect to recover the carrying cost of hotel properties held for use, it will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal.  In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell.  The Trust did not recognize impairment expense in fiscal year 2005.  For the twelve months ended January 31, 2004 and 2003, the Trust recorded impairment losses of $458,000 and $590,000, respectively.  As of January 31, 2005, the Trust management does not believe that the carrying values of any of its hotel properties are impaired.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” (“SFAS No. 153”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 153 replaces APB Opinion No. 29’s exceptions to recording these transfers at fair value.  SFAS No. 153 is not expected to have a material impact on the Company’s financial statements or results of operations.

In February 2004, the Trust adopted FIN 46R, which amended FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46R requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.

As of February 1, 2004, the Trust recorded a charge for the cumulative effect of a change in accounting principle resulting from its recognition of the $854,000 net stockholder’s deficit of the Management Company, which was the Trust’s variable interest entity under FIN 46R.  The $854,000 charge represented the net effect of the Trust reporting $160,000 in net assets (consisting primarily of receivables) and $1,014,000 in net liabilities (consisting primarily of debt) upon consolidating the financial results of the Management Company.

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

The effect of consolidating the financial results of the Management Company and Licensing Corp. was accounted for as a cumulative effect of a change in accounting principle.  As a result of consolidating the financial results of the Management Company with its results, as of February 1, 2004, the Trust’s financial results include a $854,402 charge for the cumulative effect of a change in accounting principle on the Statements of Operations resulting in a reduction in its Stockholders’ Equity which represents the aggregate stockholders’ deficit reported by the Management Company as of February 1, 2004.

After June 8, 2004, consolidation of the financial results of the Management Company and Licensing Corp. is no longer required by FIN 46R since InnSuites Hotels acquired the management contracts and licensing agreements from the Management Company on that date.  See Note 20 to the Trust’s Consolidated Financial Statements – “Purchase of Management and Licensing Contracts.”

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

	Fiscal
Debt Type	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed rate debt (1)	$1,079,440	1,132,126	1,224,769	1,283,189	1,376,512	13,967,829	20,063,865	21,711,504

Average interest rate	8.34%	8.34%	8.33%	8.33%	8.32%	8.30%	8.32%	7.00%

Variable rate debt (1)	$594,098	100,490	107,316	113,842	3,869,759	—	4,785,505	4,815,091

Interest rate available on January 31, 2005	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%

(1)          The fair value of fixed rate debt and variable rate debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

The table incorporates only those exposures that exist as of January 31, 2005 and does not consider those exposures or positions, which would arise after that date.  Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value.  As a result, the Trust’s interest rate fluctuations will depend on the exposures that arise during any particular period and future interest rates.

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III – Real Estate and Accumulated Depreciation.

Schedule IV - Mortgage Loans on Real Estate.

All other schedules are omitted, as the information is not required or is otherwise furnished.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, Arizona:

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust and subsidiaries as of January 31, 2005 and the related consolidated statements of operations, shareholders’ equity/deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona
May 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, Arizona:

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated supplemental schedule III is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona
May 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

InnSuites Hospitality Trust and Subsidiaries

Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (the “Trust”) and Subsidiaries as of January 31, 2004 and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the two years in the period ended January 31, 2004.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and Subsidiaries as of January 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

InnSuites Hospitality Trust and Subsidiaries

Phoenix, Arizona

Our audits on the 2004 and 2003 financial statements were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The related consolidated supplemental schedules III and IV are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic consolidated financial statements.  The schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 12, 2004

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2005	2004
ASSETS
Hotel Properties, Net	$31,190,139	$34,085,320
Hotel Properties Held for Sale	3,121,235	11,733,371
Cash and Cash Equivalents	1,343	—
Restricted Cash	250,642	136,790
Accounts Receivable, including $144,928 and $105,667 from related parties, net of Allowance for Doubtful Accounts of $278,000 and $107,000, respectively	969,751	906,124
Prepaid Expenses and Other Assets	922,411	1,099,989
TOTAL ASSETS	$36,455,521	$47,961,594

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Mortgage Notes Payable	$24,007,445	$31,805,715
Notes Payable to Banks	500,000	—
Notes and Advances Payable to Related Parties	93,512	6,852,241
Other Notes Payable	248,413	169,277
Outstanding Checks in Excess of Cash Balance	—	240,520
Accounts Payable and Accrued Expenses, including $153,811 and $640,612 accrued interest and payables to related parties, respectively	2,762,693	3,105,351
Purchase Deposit from Related Party	700,000

TOTAL LIABILITIES	28,312,063	42,173,104

MINORITY INTEREST IN THE PARTNERSHIP	1,878,824	7,362,089

SHAREHOLDERS’ EQUITY (DEFICIT)
Shares of beneficial interest, without par value; unlimited authorization; 8,719,649 and 2,048,701 shares issued and outstanding at January 31, 2005 and 2004, respectively	16,568,246	258,365

Treasury Stock; 7,391,825 and 844,636 shares, held at January 31, 2005 and 2004, respectively	(10,303,612)	(1,831,964)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	6,264,634	(1,573,599)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$36,455,521	$47,961,594

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
	2005	2004	2003
REVENUE
Room	$17,729,550	$22,026,498	$24,434,186
Food and Beverage	1,238,808	1,363,216	1,514,896
Telecommunications	99,894	154,231	186,936
Other	736,873	667,383	804,455
Management and Trademark Fees, including $115,105, $0 and $0 from related parties for 2005, 2004 and 2003, respectively	278,888	—	—
Payroll Reimbursements, including $2,191,474, $0 and $0 from related parties for 2005, 2004 and 2003, respectively	2,791,174	—	—

TOTAL REVENUE	22,875,187	24,211,328	26,940,473

OPERATING EXPENSES
Room	5,010,738	6,019,634	6,737,985
Food and Beverage	1,226,074	1,323,480	1,563,778
Telecommunications	226,559	311,408	310,682
General and Administrative (includes $0, $741,537 and $584,734 of management and licensing fees to related parties for 2005, 2004 and 2003, respectively)	4,445,613	4,703,160	5,809,698
Sales and Marketing	1,642,232	2,109,528	2,215,749
Repairs and Maintenance	1,387,407	1,797,719	1,893,859
Hospitality	827,166	1,066,854	1,237,379
Utilities	1,232,940	1,686,040	1,929,179
Hotel Property Depreciation	2,755,499	2,977,583	3,395,844
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,329,463	1,669,510	1,888,821
Other	221,969	360,490	448,451
Payroll Costs Related to Management Contracts	2,791,174	—	—
Loss on Impairment of Hotel Property	—	458,401	589,687
TOTAL OPERATING EXPENSES (includes $0, $7,389,988 and $8,756,842 in contract labor expense to related party for 2005, 2004 and 2003, respectively)	23,096,834	24,483,807	28,021,112
OPERATING LOSS	(221,647)	(272,479)	(1,080,639)
Interest Income	7,517	981	1,453
Gain on Disposition of Hotels	5,113,540	—	—
TOTAL OTHER INCOME	5,121,057	981	1,453
Interest on Mortgage Notes Payable	2,089,708	2,764,876	2,930,253
Interest on Notes Payable to Banks	23,659	53,984	165,362
Interest on Notes Payable and Advances Payable to Related Parties	125,336	544,069	691,978
Interest on Other Notes Payable	20,878	10,290	9,549
TOTAL INTEREST EXPENSE	2,259,581	3,373,219	3,797,142
INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	2,639,829	(3,644,717)	(4,876,328)
LESS MINORITY INTEREST	1,384,985	(1,050,400)	(1,430,380)
Income Tax Provision	(160,000)	—	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	1,094,844	(2,594,317)	(3,445,948)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(854,402)	—	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$240,442	$(2,594,317)	$(3,445,948)
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE– Basic and Diluted	$0.45	$(1.27)	$(1.67)
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE – Basic and Diluted	(0.35)	—	—
NET INCOME (LOSS) PER SHARE – Basic and Diluted	$0.10	$(1.27)	$(1.67)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	2,424,837	2,035,200	2,068,508
CASH DIVIDENDS PER SHARE	$.01	$.02	$.01

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

BALANCE, JANUARY 31, 2002	$1,526,816
Net Loss Attributable to Shares of Beneficial Interest	(3,445,948)
Dividends	(20,010)
Purchase of Treasury Stock	(382,135)
Issuance of Shares of Beneficial Interest for Compensation	80,858
Related Party Fees Forgiven	534,599
Related Party Debt Forgiven	529,046
Reallocation of Minority Interest	(73,408)

BALANCE, JANUARY 31, 2003	(1,250,182)
Net Loss Attributable to Shares of Beneficial Interest	(2,594,317)
Dividends	(40,986)
Purchase of Treasury Stock	(29,095)
Issuance of Shares of Beneficial Interest	99,680
Related Party Fees Forgiven	530,721
Accrued Rent Forgiven by the Partnership	1,518,834
Proceeds from Sale of Hotel Property to Related Party in Excess of Carrying Value	192,910
Distribution to Minority Interest Holders	(128,049)
Reallocation of Minority Interest	126,885

BALANCE, JANUARY 31, 2004	(1,573,599)
Net Income Attributable to Shares of Beneficial Interest	240,442
Dividends	(23,220)
Purchase of Treasury Stock	(225,917)
Shares of Beneficial Interest issued for Services Received	49,280
Shares of Beneficial Interest issued to Satisfy Notes Payable to Related Parties	690,820
Shares of Beneficial Interest issued to Purchase Management and Licensing Contracts	155,000
Shares of Beneficial Interest issued to Satisfy Advances Payable to the Partnership	3,661,659
Shares of Beneficial Interest issued to Purchase Yuma Hospitality Minority Interest	2,766,515
Purchase of Yuma Hospitality Minority Interest Above Carrying Value	1,177,425
Purchase of Partnership Units Above Carrying Value	98,684
Reallocation of Minority Interest	(752,455)

BALANCE, JANUARY 31, 2005	$6,264,634

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEARS ENDED JANUARY 31,
	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Shares of Beneficial Interest	$240,442	$(2,594,317)	$(3,445,948)
Adjustments to Reconcile Net Income (Loss) Attributable to Shares of Beneficial Interest to Net Cash Provided by Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	854,402	—	—
Net Income from Variable Interest Entities	352,882	—	—
Issuance of Shares for Management and Licensing Contracts	155,000	—	—
Impairment of Hotel Property	—	458,401	589,687
Provision for Uncollectible Receivables	377,465	198,448	375,209
Minority Interest	1,032,103	(1,050,400)	(1,430,380)
Hotel Property Depreciation	2,755,499	2,977,583	3,395,844
(Gain) Loss on Disposal Sale of Hotel Property	(4,999,797)	124,310	66,401
Amortization of Deferred Loan Fees	38,312	49,036	54,209
Capital Contribution from Waived Management and Licensing Fee Expense	—	530,721	534,599
Changes in Assets and Liabilities:
Decrease (Increase) in Prepaid Expenses and Other Assets	141,781	126,318	(61,844)
(Increase) in Accounts Receivable	(439,814)	(507,907)	(5,999)
Increase in Purchase Deposit from Related Party	700,000	—	—
(Decrease) Increase in Accounts Payable and Accrued Expenses	(547,850)	(224,509)	1,058,596
NET CASH PROVIDED BY OPERATING ACTIVITIES	660,425	87,684	1,130,374

CASH FLOW FROM INVESTING ACTIVITIES
Sale of Hotel Properties	9,377,138	12,150,503	—
Improvements and Additions to Hotel Properties	(1,308,008)	(1,863,893)	(1,684,244)
Change in Restricted Cash	(113,852)	(91,003)	129,193
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,955,278	10,195,607	(1,555,051)

CASH FLOW FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(6,087,771)	(4,306,890)	(1,226,308)
Refinancing of Mortgage Notes Payable	—	—	2,136,844
Payments on Notes Payable to Banks	(720,000)	(3,087,250)	(677,750)
Borrowings on Notes Payable to Banks	500,000	440,000	—
Repurchase of Partnership Units	(453,223)	(337)	(2,788)
Repurchase of Treasury Stock	(113,517)	(29,095)	(73,066)
Payment of Dividends	(23,220)	(40,986)	(20,010)
Distributions to Minority Interest Holders	(85,683)	—	—
Payments on Notes and Advances Payable to Related Parties	(1,740,299)	(4,773,927)	(227,068)
Borrowings on Notes and Advances Payable to Related Parties	198,000	1,507,750	668,826
Payments on Other Notes Payable	(88,647)	(81,075)	(65,484)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,614,360)	(10,371,810)	513,196

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,343	(88,519)	88,519

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	88,519	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,343	$—	$88,519

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) owns, as of January 31, 2005, directly and through a partnership interest, six hotels with an aggregate of 947 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate as InnSuites Hotels.

Prior to February 1, 2004, the Trust operated as a self-managed and self-administered “umbrella partnership real estate investment trust (“REIT”),” with operations through an operating partnership, RRF Limited Partnership, a Delaware limited partnership (the “Partnership”).  Effective February 1, 2004, the Trust terminated its election to be taxed as a REIT.  The Trust is the sole general partner of the Partnership and owned 64.75% and 51.54% of the Partnership as of January 31, 2005 and 2004, respectively.  The Trust’s weighted average ownership for the years ended January 31, 2005, 2004, and 2003 was 57.00%, 51.12% and 49.80%, respectively.  The Partnership owns five of the hotel properties and incurs the related expenses.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005.  See Note 21 -“Execution of the Plan to Regain Compliance with the American Stock Exchange Continued Listing Standards.”  Prior to May 1, 2004, the Hotels were leased to InnSuites Hotels, Inc. (“InnSuites Hotels”), a wholly-owned subsidiary of the Trust.  Subsequent to May 1, 2004, the Trust and the Partnership operate the Hotels owned by each of them.  Prior to June 8, 2004, InnSuites Hotels held the franchise agreement for each Hotel and contracted with Suite Hospitality Management, Inc. (the “Management Company”) for certain property management services and employment services.  Until July 2, 2003, the Management Company was owned 9.8% by the James F. Wirth (“Mr. Wirth”), Chairman, President and Chief Executive Officer of the Trust.  On June 8, 2004, the Trust purchased the “InnSuites” trademarks and tradenames and related licensing agreements and acquired the management agreements with the Management Company.  See Note 20 – “Purchase of Management and Licensing Contracts.”

After June 8, 2004, InnSuites Hotels provides hotel management services to the Hotels, as well as three hotels featuring 440 suites owned by affiliates of Mr. Wirth and one unrelated hotel property featuring 129 suites.  Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels received 2% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal year 2005.  Effective February 1, 2005, InnSuites Hotels receives 2.5% of total revenues from these Hotels.  These agreements expire on January 31, 2008.  InnSuites Hotels received 1% (or more depending on results) of room revenue from the Hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal year 2005.  These agreements require that these hotels pay 2% of room revenue, unless these hotels fail to reach 80% of their budgeted profit, at which point the fees are reduced to 1% of room revenue.  These agreements expire on February 1, 2007 and may be cancelled by either party with 90-days notice or 30-days notice in the event the property changes ownership.  InnSuites Hotels received 5% of total revenue from the unrelated hotel in San Diego, California in exchange for management services during fiscal year 2005.  This agreement expires on March 31, 2007, and may be cancelled by either party with 90-days notice or 30-days notice in the event the property changes ownership.

After June 8, 2004, InnSuites Hotels owns the “InnSuites” trademark and holds trademark agreements with the Hotels, as well as three hotels featuring 440 suites owned by affiliates of Mr. Wirth and two unrelated hotel properties featuring 305 suites.  InnSuites Hotels received 1.0% (2.0% for the hotel which does not carry a third-party franchise) of room revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal year 2005.  The revenue and expenses related to these contracts have been eliminated in consolidation.  Effective February 1, 2005, the InnSuites Hotels receives 1.25% (2.5% for the hotel which does not carry a third-party franchise) of total revenues from these Hotels.  These agreements expire on January 31, 2008.  InnSuites Hotels received 1% (or more depending on results) of room revenue from the Hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal year 2005.  These agreements require that these hotels pay 2% of room revenue, unless these hotels fail to reach 80% of their budgeted profit, at which point the fees are reduced to 1% of room revenue.  These agreements have no expiration date and may be cancelled by either party with 12-months notice or 90-days notice in the event the property changes ownership.  InnSuites Hotels received 2% of total revenue from the unrelated hotel in San Diego, California in exchange for trademark licensing services during fiscal year 2005.  This agreement expires on March 31, 2005, and may be cancelled by either party with 90-days notice.  InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for trademark licensing services during fiscal year 2005.  This agreement has no expiration date and may be cancelled by either party with 30-days notice.

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary.  Prior to February 1, 2001, InnSuites Hotels operated and managed all of the Hotels, with the assistance of InnSuites Innternational Hotels, Inc. (“InnSuites Innternational”), an entity owned by Mr. Wirth.  Pursuant to management contracts, InnSuites Hotels paid InnSuites Innternational an annual management fee of 2.5% of gross revenues for property management services.  Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operated and managed the Hotels with the assistance of the Management Company, an entity in which Mr. Wirth previously had a 9.8% ownership interest, pursuant to substantially the same terms as the InnSuites Innternational management agreements.  There were no termination fees charged in connection with the cancellation of the old management agreements.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  On June 8, 2004, the management agreements of the Management Company were purchased by the Trust and the Trust began managing the Hotels, certain hotels owned by Mr. Wirth and an unrelated hotel.  See Note 20 – “Purchase of Management and Licensing Contracts.”

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B.  Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit shall be convertible into one newly-issued Share of Beneficial Interest of the Trust, at any time at the option of the particular limited partner.  The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  As of January 31, 2005, 1,189,386 Class A limited partnership units were issued and outstanding representing 9.0% of the total partnership units.  Additionally, as of January 31, 2005, 3,467,938 Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 26.2% of the total partnership units.  If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 4,657,324 Shares of Beneficial Interest of the Trust.  As of January 31, 2005, the Trust owns 8,554,193 general partner units in the Partnership, representing 64.8% of the total partnership units.

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

During fiscal year 2005, events and circumstances indicated that one of the Trust’s properties held in use should be evaluated for impairment.  However, the Trust obtained an updated third-party appraisal of the property, which indicated that the value of the property exceeded its carrying value.  However, it is possible that future changes in the economic climate or real estate markets may adversely impact the fair values of the hotel properties, resulting in the need for the Trust to recognize an impairment expense to adjust the carrying value of those properties to their fair values.

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

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees, and other revenue are recognized as earned as services are provided and items are sold.  Payroll reimbursements are recorded as personnel are provided and are not netted with the corresponding payroll expense.

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

No compensation cost has been recognized for options granted to employees for the years ended January 31, 2005, 2004 and 2003.  The following pro forma information presents pro forma net loss information as if compensation expense had been recognized for stock options as determined under the fair-value-based method prescribed by SFAS No. 123 using the Black-Scholes options pricing model:

	Years ended January 31
	2005	2004	2003
Net income (loss):
As reported	$240,442	$(2,594,317)	$(3,445,948)

Pro forma stock compensation expense	$—	$(175)	$(14,024)

Pro forma	$240,442	$(2,594,492)	$(3,459,972)

Net income (loss) per share – basic:
As reported	$0.10	$(1.27)	$(1.67)

Pro forma	$0.10	$(1.27)	$(1.67)

No stock options were issued during the fiscal years ended January 31, 2005, 2004 and 2003.

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

INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per Share of Beneficial Interest have been computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the periods.

For the twelve months ended January 31, 2005, 2004 and 2003, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 5,680,962, 6,457,165 and 6,673,808 in addition to the basic shares outstanding for fiscal year 2005, 2004 and 2003, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units are anti-dilutive due to the fact that the conversion of these units would result in increased earnings per share.  Therefore, they have not been included in the number of issued and outstanding Shares of Beneficial Interest used in the calculation of diluted earnings per share.

For the twelve months ended January 31, 2005, 2004 and 2003, 232,600, 246,000 and 253,200 stock options, respectively, are not included in the computation of diluted earnings per share as their inclusion would have an antidilutive effect because of the fact that the option exercise prices are greater than the average market price of the Trust’s Shares of Beneficial Interest.

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

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that owns six hotel properties with an aggregate of 947 suites in Arizona, southern California and New Mexico.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $1,642,000, $2,110,000 and $2,216,000 for the years ended January 31, 2005, 2004, and 2003, respectively.

3.  HOTEL PROPERTIES

As of January 31 of the respective years, hotel properties, and hotel properties held for sale, consisted of the following:

	2005	2004
Land	$2,824,520	$3,182,368
Building and improvements	32,958,443	34,274,136
Furniture, fixtures and equipment	6,913,030	6,748,816

Total hotel properties	42,695,993	44,205,320
Less accumulated depreciation	11,505,854	10,120,000

Hotel properties, net	$31,190,139	$34,085,320
Hotel properties, held for sale	$3,121,235	$11,733,371

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

Following the acquisition, the management contracts relating to the Hotels between InnSuites Hotels and InnSuites Innternational Hotels, Inc. were terminated effective January 31, 2001 and new management contracts were entered into on substantially similar terms with the Management Company, 9.8% of which was owned by Mr. Wirth prior to July 1, 2003, when Mr. Wirth sold his interest to the majority stockholder.  There were no termination fees charged in connection with the cancellation of the old management contracts.  In exchange for its assumption of the management agreements, the Management Company agreed to pay $911,320 to InnSuites Innternational in order for InnSuites Innternational to satisfy its liabilities.  The acquisition of InnSuites Hotels by the Trust resulted in the following benefits: (1) a more direct relationship between the Hotels and the Trust, (2) the inclusion of InnSuites Hotels’ revenues in excess of required rent payments in the Trust’s consolidated financial reports, (3) the elimination of potential conflicts of interest and (4) the reduction of certain administrative costs relative to the operation of the Hotels.

5.  MORTGAGE NOTES PAYABLE

At January 31, 2005, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from July 29, 2009 to May 1, 2016.  Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2005, 2004 and 2003 were 8.03%, 7.72% and 8.33%, respectively.

The following table summarized the Trust’s mortgage notes payable as of January 31:

	2005	2004
Mortgage note payable, due in variable monthly installments, including interest at prime rate plus 1.0% per year, through July 29, 2009, secured by the Tucson St. Mary’s property with a carrying value of $9.6 million at January 31, 2005.	$4,285,505	$4,374,542

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through May 1, 2016, secured by the Tucson Oracle property with a carrying value of $5.3 million at January 31, 2005.	4,349,266	4,576,229

Mortgage note payable, due in monthly installments of $71,141, including interest at 8.28% per year, through May 11, 2011, secured by the Ontario property with a carrying value of $7.3 million at January 31, 2005.	8,586,467	8,711,653

Mortgage note payable, due in monthly installments of $15,858, including interest at 8.875% per year, through September 1, 2015, secured by the Albuquerque property with a carrying value of $1.9 million at January 31, 2005.	1,309,249	1,379,904

Mortgage note payable, due in monthly installments of $42,886, including interest at 8.25% per year, through April 1, 2014, secured by the Northern Phoenix property with a carrying value of $3.1 million at January 31, 2005.	3,290,859	3,523,469

Mortgage note payable, due in monthly installments of $41,168, including interest at 9.25% per year, through August 1, 2011, secured by the Yuma property with a carrying value of $6.7 million at January 31, 2005.	2,186,099	2,685,306

Mortgage note payable, paid in full in fiscal year 2005 in connection with the sale of the San Diego property.	—	4,813,525

Mortgage note payable, paid in full in fiscal year 2005 in connection with the sale of the Tempe property.	—	1,741,087

Totals	$24,007,445	$31,805,715

Mr. Wirth and certain of his affiliates have guaranteed $3,738,479 and $5,845,475 of the mortgage notes payable as of January 31, 2005 and 2004, respectively.  The net book value of the properties securing these mortgage notes payable at January 31, 2005 and 2004 was $19,441,000 and $45,747,000, respectively.  See Note 9 – “Minimum Debt Payments” for scheduled minimum payments.

6.  NOTES PAYABLE TO BANKS

On July 21, 2004, the Trust obtained a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership all dated July 21, 2004.  The line of credit is secured by the assets of the Trust alone, which is comprised mainly of its investment in the subsidiaries.  Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (6.25% as of January 31, 2005) per annum, and is required to make monthly interest-only payments.  The line of credit matures on July 20, 2005.  As of January 31, 2004, the Trust had drawn the entire $500,000 available under the line of credit.

7.  NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase additional general partnership units in the Partnership and to fund working capital and capital improvement needs.  The aggregate amounts outstanding to related parties were approximately $94,000 and $6.9 million as of January 31, 2005 and 2004, respectively.  The notes and advances payable to related parties are as follows as of January 31 of the respective years:

	2005	2004
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $2,408 through September 2005.	$18,771	$—

Note payable to Wayne Anderson, son of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	26,114

Note payable to Karen Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	26,115

Note payable to Kathy Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	22,512

Note payable to Steve Robson, Trustee of the Trust, paid in full during fiscal year 2005 with Shares of Beneficial Interest in the Trust.	—	239,667

Unsecured notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, paid in full during fiscal year 2005.	—	514,500

Unsecured note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, paid in full during fiscal year 2005 in connection with the sale of the Tempe property.	—	2,000,000

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum, paid in full during fiscal year 2005 in connection with the sale of the Tempe property.	—	2,072,893

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, paid in full during fiscal year 2005 in connection with the sale of the Tempe property	—	1,379,646

Note payable to Hulsey Hotels Corporation, an affiliate of Mr. Wirth, paid in full during fiscal year 2005.	—	356,550

Note payable to Mr. Wirth, bearing interest at 7% per annum, paid in full during fiscal year 2005	—	187,230

Unsecured note payable to Mr. Wirth, paid in full during fiscal year 2005.	—	101,755

Totals	$93,512	$6,852,241

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

During the first quarter of fiscal year 2005, the Trust repurchased 433,036 Class B limited partnership units in the Partnership from affiliates of Mr. Wirth, issuing promissory notes in the aggregate amount of $974,331.  During the first quarter of fiscal year 2005, the Trust repaid $449,500 of these notes.  During the fourth quarter of fiscal year 2005, the Trust repaid the remaining balance of these notes with Shares of Beneficial Interest with an aggregate value of $467,552.  Additionally, Mr. Wirth converted 100,000 Class B limited partnership units in the Partnership into 100,000 Shares of Beneficial Interest.

As of February 2, 2004, J. R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares of Beneficial Interest in the Trust to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Mr. Wirth.  In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817.  The Management Company fully satisfied this obligation during June 2004.  See Note 20, “Purchase of Management and Licensing Contracts.”

During the second quarter of fiscal year 2005, the Trust issued promissory notes totaling $83,000 to affiliates of Mason Anderson, who subsequently became a Trustee of the Trust, in exchange for 47,084 Shares of Beneficial Interest in the Trust.

During the second quarter of fiscal year 2005, the Trust issued 55,423 Shares of Beneficial Interest to satisfy unpaid principal and interest totaling $95,882 to Mr. Robson, a Trustee of the Trust.

During the fourth quarter of fiscal year 2005, the Partnership reclassified $700,000 of advances payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, to a deposit for the purchase of the Phoenix, Arizona hotel property by another affiliate of Mr. Wirth.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $443,959, $205,101 and $28,373 for the twelve months ended January 31, 2005, 2004 and 2003, respectively.  The Trust incurred interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $122,314, $515,214 and $623,522 for the twelve months ended January 31, 2005, 2004 and 2003, respectively.

8.  OTHER NOTES PAYABLE

As of January 31, 2005, the Trust had $248,413 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 188,261 Class A limited partnership units in the Partnership and the repurchase of 18,233 Shares of Beneficial Interest in privately negotiated transactions.  The promissory notes bear interest at 7% per year and are due in varying monthly payments through March 2011.  The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2004, the Trust had outstanding $169,277 in secured promissory notes to unrelated third parties arising from the repurchase of certain limited partnership units and Shares of Beneficial Interest.

9.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2005 are as follows in the respective fiscal years indicated:

FISCAL YEAR ENDED	AMOUNT
2006	$1,673,537
2007	1,232,615
2008	1,332,085
2009	1,397,031
2010	5,246,271
Thereafter	13,967,831

$24,849,370

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest are held in treasury and are available for future acquisitions and financings and/or for awards granted under the Trust’s 1997 Stock Incentive and Option Plan.  During fiscal year 2005, the Trust acquired 130,717 Shares of Beneficial Interest in open market and privately negotiated transactions at an average price of $1.73 per share and 532,077 limited partnership units in privately negotiated transactions at an average price of $2.17 per unit.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust is authorized to repurchase an additional 40,133 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

For the years ended January 31, 2005, 2004 and 2003, the Trust repurchased 130,717, 22,500 and 191,343 Shares of Beneficial Interest at an average price of $1.73, $1.29 and $2.00 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ (Deficit) Equity.

11.  FEDERAL INCOME TAXES

The Trust has an income tax net operating loss carryforward of approximately $15.2 million at January 31, 2005.  The quarterly allocation of cash dividends paid per Share of Beneficial Interest and the characterization of dividends as either ordinary income or return of capital for an individual shareholder’s income tax purposes were as follows:

	CALENDAR 2004			CALENDAR 2003			CALENDAR 2002
Month Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid
January	—	$.02	$.02	—	$.01	$.01	—	$.01	$.01
May	—	—	—	—	—	—	—	—	—
July	—	—	—	—	—	—	—	—	—
October	—	—	—	—	—	—	—	—	—
Total	—	$.02	$.02	—	$.01	$.01	—	$.01	$.01

The tax status of distributions to shareholders in calendar 2005 will be dependent on the level of the Trust’s earnings in that year.  If certain changes in the Trust’s ownership should occur, there could be an annual limitation on the amount of carryforwards that can be utilized, which could potentially impair the ability to utilize the full amount of the carryforwards.

The total dividends per Share of Beneficial Interest applicable to operating results for the years ended January 31, 2005, 2004 and 2003, amounted to $0.01 per share, $0.02 per share and $0.01 per share, respectively.

The Trust has federal and state net operating loss carryforwards which are estimated to expire as follows:

	Amount
Year	Federal	State

2008	$—	$87,537
2009	—	312,400
2012	4,272,964	—
2018	3,883,556	—
2019	1,163,799	—
2020	1,979,025	—
2021	250,847	—
2022	1,580,590	—
2023	1,671,294	—
2024	456,393	—

	$15,258,468	$399,937

The Trust has deferred tax assets related to the net operating loss of approximately $5,185,000 and $7,425,000 as of January 31, 2005 and January 31, 2004, respectively, which were offset by valuation allowances of $5,015,000 and $7,425,000, respectively.

Total and net deferred income tax assets at January 31, 2005 consist of:

Net operating loss carryforwards	$6,722,000
Book/Tax differences in operating assets	94,000
Total deferred income tax assets	6,816,000

Deferred income tax liability associated with book/tax differences in hotel properties	(3,425,000)
Net deferred income tax asset	3,391,000
Valuation allowance	(3,221,000)
Net deferred income tax asset	$170,000

Income taxes for the year ended January 31, 2005 are:

Current income tax provision	$330,000
Deferred income tax benefit	(170,000)
Net income tax provision	$160,000

The valuation allowance decreased by approximately $2,410,000 in the year ended January 31, 2005, primarily due to the utilization of approximately $6,060,000 of net operating loss carryforwards.

InnSuites Hotels has net operating loss carryforwards of $2.1, $1.4 and $1.8 million, which expire in 2021, 2022, and 2024, respectively.  For the years ended January 31, 2005 and 2004, InnSuites Hotels did not record any income tax expense or liability provision since InnSuites Hotels incurred a net loss during each fiscal year.  Deferred tax assets related to the net operating loss of approximately $1.8 million and $640,000, as of January 31, 2005 and January 31, 2004, respectively, were offset by 100% valuation allowances.

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

The Initial Hotels were acquired by the Partnership from entities in which Mr. Wirth and his affiliates had substantial ownership interests.  Mr. Wirth and his affiliates received 4,017,361 Class B limited partnership units and 647,231 Shares of Beneficial Interest in the Trust in exchange for their interests in the Initial Hotels.  As of January 31, 2005 and 2004, Mr. Wirth and his affiliates held 3,467,938 and 5,000,974 Class B limited partnership units, respectively, which represented 26.3% and 37.9% of the total outstanding partnership units.  As of January 31, 2005 and 2004, Mr. Wirth and his affiliates held 5,817,869 and 455,000 Shares of Beneficial Interest in the Trust, respectively, which represented 66.8% and 22.2% of the total issued and outstanding Shares of Beneficial Interest.

During the fourth quarter of fiscal year 2004, the Partnership forgave $3,134,130 of rent accrued but unpaid by InnSuites Hotels, which had a net effect of increasing the Trust’s Shareholders’ Equity by $1,518,834.

At January 31, 2005 and 2004, the Trust owned a 64.75% interest and 51.54% interest, respectively, in the Hotels through its sole general partner’s interest in the Partnership.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust’s significant financial instruments at January 31, 2005 and 2004 are as follows:

	2005		2004
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$24,007,445	$25,675,971	$31,805,715	$33,747,000

Notes payable to banks	500,000	500,000	—	—

Notes and advances payable to related parties	93,512	94,713	6,852,241	6,644,000

Other notes payable	248,413	252,911	169,277	170,000

15.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2005	2004	2003
Cash paid for interest	$2,514,975	$3,030,616	$3,069,003

Promissory notes issued by the Trust to acquire Class A limited partnership units	179,500	87,800	79,000

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	112,400	—	433,000

Promissory notes issued by the Trust to acquire Class B limited partnership units	971,831	—	438,000

Shares issued to Trustees and Officers in exchange for services	49,280	43,680	80,858

Shares issued to affiliates to satisfy notes payable	690,821	—	—

Mortgage notes payable refinanced	—	—	7,263,156

Accrued interest forgiven by related party	—	—	670,629

Accrued interest reclassified to principal due on notes payable to related parties	—	417,264	—

Promissory notes assigned to satisfy notes payable to related parties	—	200,000	—

During the first quarter of fiscal year 2005, the Trust reduced the principal balance of its note payable to Hulsey Hotels Corporation, an affiliate of Mr. Wirth, by $119,427 to offset receivables in the same amount that were owed to the Trust by other entities affiliated with Mr. Wirth.

During the first quarter of fiscal year 2005, J. R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares of Beneficial Interest in the Trust to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Mr. Wirth. In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817. The Management Company fully satisfied this obligation during June 2004.

During the second quarter of fiscal year 2005, Rare Earth Financial, an affiliate of Mr.Wirth, assumed from the Management Company a note payable with a principal balance of $23,303.

The Trust issued 113,048, 40,000 and 16,610 Shares of Beneficial Interest during the years ended January 31, 2005, 2004 and 2003, respectively, in exchange for Class A limited partnership units.  The issued Shares of Beneficial Interest were valued at $205,747, $56,000 and $23,254, respectively.

16.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2005, 2004 and 2003 was $190,378, $188,290 and $186,850, respectively, plus a variable component based on gross revenues of each property that totaled approximately $80,000, $74,000 and $82,000, respectively.

Future minimum lease payments under these non-cancelable ground leases are as follows:

Fiscal Year Ending
2005	$196,186
2006	196,186
2007	196,186
2008	196,186
2009	196,186
Thereafter	6,147,863

Total	$7,128,793

The Trust is obligated under loan agreements relating to five of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the five hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into franchise arrangements with certain third parties for five of the hotel properties, with four Best Western hotels and one Holiday Inn hotel.  These agreements provide for fees to be paid by the Hotels based on revenue and reservations received, and contain no minimum payment provisions.

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

There were no options granted in fiscal year 2005, 2004 or 2003.  All outstanding options vested in July 2003.  The Plan currently has 506,800 options available to grant.

The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2005, have been issued.

The following table summarizes the stock option activity during fiscal years 2005, 2004 and 2003, and provides information about the stock options outstanding at January 31, 2005:

	Number of Options	Weighted– Average Exercise Price
Stock Option Activity

Outstanding, January 31, 2002	272,300	$2.50
Granted	—	—
Forfeited	(19,100)	2.50
Exercised	—	—
Outstanding, January 31, 2003	253,200	$2.50
Granted	—	—
Forfeited	(7,200)	2.50
Exercised	—	—

Outstanding, January 31, 2004	246,000	$2.50
Granted	—	—
Forfeited	(13,400)	2.50
Exercised	—	—

Outstanding, January 31, 2005	232,600	$2.50

Stock Option Information	January 31, 2005

Options exercisable	232,600
Weighted Average Exercise Price	$2.50
Weighted Average Remaining Contractual Life	3.65

For stock options granted to non-employees of the Trust, compensation was recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model.  During the year ended January 31, 2000, the Trust granted 28,200 stock options to non-employees.  The Trust did not grant any stock options to non-employees during fiscal years 2005, 2004, 2003, 2002, or 2001.  There was no equity-related compensation expense recorded during the years ended January 31, 2005, 2004 and 2003.

18.  QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the results of operations, by quarter, for the fiscal years ended January 31, 2005 and 2004.  Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included.  The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

FISCAL 2005	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2005

Total revenue	$7,358,640	$4,922,554	$5,062,591	$5,531,402	$22,875,187

Total revenue less interest expense on mortgage loans and operating expenses	$421,304	(1,230,942)	(780,262)	(721,455)	$(2,311,355)

Net income (loss)	$2,028,243	(934,548)	(340,502)	(475,916)	$240,442

Income (loss) per share – basic	$.94	(.40)	(.14)	(0.17)	$0.10

Income (loss) per share – diluted	$.56	(.40)	(.14)	(0.17)	$0.10

Dividends declared per share	$—	—	—	.01	$.01

FISCAL 2004	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2004

Total revenue	$7,626,138	$5,763,954	$5,412,679	$5,408,557	$24,211,328

Total revenue less interest expense on mortgage loans and operating expenses	$120,434	(1,466,219)	(837,767)	(853,803)	$(3,037,355)

Net income (loss)	$147,099	(1,004,921)	(950,622)	(782,470)	$(2,594,317)

Income (loss) per share – basic	$.07	(.50)	(.46)	(.38)	$(1.27)

Income (loss) per share – diluted	$(.01)	(.50)	(.46)	(.38)	$(1.27)

Dividends declared per share	$—	—	—	.02	$.02

19.  HOTEL PROPERTIES HELD FOR SALE AND SALE OF HOTEL PROPERTIES

On March 25, 2004, the Trust sold its Tempe, Arizona hotel to Tempe/Phoenix Airport Resort LLC (“Tempe Resort”), an affiliate of Wirth, for its appraised value of $6.8 million, which was also its carrying value.  The purchase price was satisfied by Tempe Resort assuming the Trust’s mortgage note payable on the property of $1.7 million and assuming notes payable to Mr. Wirth and affiliates of $5.1 million.

On April 1, 2004, the Trust sold its San Diego, California hotel to an unrelated third party for $9.7 million, which the Trust received in cash.  The Trust used $4.8 million of the proceeds to satisfy its mortgage note payable on the property, $1.4 million to satisfy notes and interest payable to related parties, and retained the remaining proceeds to reduce trade payables and to fund future operations and capital improvements. The net gain realized on both sales was $5,113,540, of which approximately $2,217,000 was applicable to the minority interest.

On January 4, 2005, the Board of Trustees approved the sale of the Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Mr. Wirth, for its appraised value of $5.1 million.  The property’s carrying value is $3.1 million. On January 15, 2005, Rare Earth Financial, another affiliate of Mr. Wirth, converted its $700,000 loan receivable into a non-interest bearing deposit for the purchase of the hotel.  The Trust expects to complete the sale during the second quarter of fiscal year 2006.  Any gain or loss recognized on the transaction will be recorded as a contribution or distribution because the purchaser is a related party.  The Trust does not expect to incur a loss on the sale of the property.

20.  PURCHASE OF MANAGEMENT AND LICENSING CONTRACTS

In February 2004, the Trust adopted FIN 46R, which amended FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46R requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual or other pecuniary interests in an entity.

As of February 1, 2004, the Trust recorded a charge for the cumulative effect of a change in accounting principle resulting from its recognition of the $854,000 net stockholder’s deficit of the Management Company, which was the Trust’s variable interest entity under FIN 46R.  The $854,000 charge represented the net effect of the Trust reporting $160,000 in net assets (consisting primarily of receivables) and $1,014,000 in net liabilities (consisting primarily of debt) upon consolidating the financial results of the Management Company.

The effect of consolidating the financial results of the Management Company and Licensing Corp. was accounted for as a cumulative effect of a change in accounting principle.  As a result of consolidating the financial results of the Management Company with its results, as of February 1, 2004, the Trust’s financial results include a $854,402 charge for the cumulative effect of a change in accounting principle on the Statements of Operations resulting in a reduction in its Stockholders’ Equity which represents the aggregate stockholders’ deficit reported by the Management Company as of February 1, 2004.

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

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels. In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate. Following the acquisition, InnSuites Hotels will self-manage the Hotels. The Trust also manages one unrelated hotel in San Diego, California and three hotels owned by Mr. Wirth.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames.  In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of Beneficial Interest of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate.  Following the acquisition, InnSuites Hotels will self-manage the Hotels. The Trust also provides licensing services to two unrelated hotels in San Diego and Buena Park, California and three hotels owned by Mr. Wirth.  The Trust paid $459,000 in cash to satisfy the Management Company’s line of credit.  The additional $80,000 was paid to the Management Company to satisfy the Trust’s obligation for the net liabilities of approximately the same amount.  The Shares of Beneficial Interest issued by the Trust for both the management contracts and licensing agreements were valued at $155,000, which amount was recorded as an expense.

21.  EXECUTION OF THE PLAN TO REGAIN COMPLIANCE WITH THE AMERICAN STOCK EXCHANGE   CONTINUED LISTING STANDARDS

On December 10, 2004, the shareholders of the Trust approved several proposals relating to the Trust’s plan to return to compliance with the American Stock Exchange (“AMEX”) continued listing standards.  On January 4, 2005, the Board of Trustees approved the implementation of the proposals.  The proposals were consummated on January 31, 2005, and resulted in:

A) The Trust issuing 6,577,732 Shares of Beneficial Interest in the Trust to the Partnership to satisfy advances and interest payable to the Partnership totaling approximately $8.6 million.  The Partnership concurrently distributed the shares to its unit holders.  Of the 6,577,732 Shares of Beneficial Interest distributed by the Partnership, 3,761,071 were returned to the Trust and became treasury stock.  The remaining 2,816,661 Shares of Beneficial Interest remain outstanding.

B) The Trust issuing 4,969,712 Shares of Beneficial Interest in the Trust, with a fair value of approximately $6.5 million, to the Partnership to acquire its ownership interest in Yuma Hospitality Properties, Ltd., which owns and operates the Yuma, Arizona hotel property.   The Partnership concurrently distributed the shares to its unit holders.  Of the 4,969,712 Shares of Beneficial Interest distributed by the Partnership, 2,841,624 were returned to the Trust and became treasury stock.  The remaining 2,128,088 Shares of Beneficial Interest remain outstanding.  The fair value was determined using the carrying values of assets and liabilities, except for fixed assets, which were valued using appraised value.  The portion of the excess of fair value over book value that relates to the minority interest partnership totals $1.2 million, and has been recorded as an increase in the basis of those fixed assets.

C) The Trust issuing 457,645 Shares of Beneficial Interest in the Trust to satisfy $594,938 of notes and interest payable to affiliates of Mr. Wirth.  The entire balance of shares issued remains outstanding.

D) The Trust issuing 1,000,000 Shares of Beneficial Interest in the Trust to Mr. Wirth and his affiliates in exchange for 1,000,000 Class B limited partnership units in the Partnership, which increased the Trust’s ownership interest in the Partnership 7.6%.  The entire balance of shares issued remains outstanding.

In total, the Trust issued 13,005,089 Shares of Beneficial Interest in the Trust, of which 6,602,695 returned to the Trust as treasury stock and 6,402,394 remain outstanding.  The transactions were valued at the closing price of a Trust Share of Beneficial Interest on January 24, 2005, which was $1.30.  The Trust did not record a gain or loss, and did not increase the basis of consolidated assets as a result of the transactions, except for the acquisition of the minority interest ownership in Yuma Hospitality Properties. Mr. Wirth and his affiliates, through these transactions, received 5,182,186 Shares of Beneficial Interest in the Trust.

As of January 31, 2005, the Trust has total shareholders’ equity of $6.3 million, which exceeds the minimum amount of $6.0 million required to regain compliance with AMEX continued listing standards.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2005

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Phoenix Best Western
Phoenix, Arizona	$3,290,859	$418,219	$2,922,884	$—	$71,430	$418,219	$2,994,314
InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	4,349,266	—	4,220,820	—	2,126,397	—	6,347,217
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	2,186,099	251,649	4,983,292	53,366	2,335,094	305,015	7,318,386
Holiday Inn
Airport Ontario Hotel and Suites
Ontario, California	8,586,467	1,633,064	5,450,872	—	1,599,785	1,633,064	7,050,657
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	4,285,505	900,000	9,166,549	(20,564)	803,009	879,436	9,969,558
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,309,249	—	1,903,970	—	292,993	—	2,196,963
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$24,007,445	$3,209,937	$28,724,049	$32,802	$7,228,708	$3,242,739	$35,952,757

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Phoenix Best Western
Phoenix, Arizona	$3,412,533	$638,074	$2,774,459	1980	1998	5-40 years

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	6,347,217	1,226,620	5,120,597	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,623,401	1,281,642	6,341,759	1982	1998	5-40 years

Holiday Inn
Airport Ontario Hotel and Suites
Ontario, California	8,683,721	1,742,115	6,941,606	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	10,848,994	1,801,351	9,047,643	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,196,963	486,386	1,710,577	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	—	82,667	2004	2004

	$39,195,496	$7,176,188	$32,019,308

(See accompanying independent auditors report.)

(A)          Aggregate cost for federal income tax purposes at January 31, 2005 and 2004 are as follows:

	2005	2004
Land	$2,275,007	3,542,733
Buildings and improvements	21,750,426	25,999,097
	$24,025,433	29,541,830

Reconciliation of Real Estate:

Balance at January 31, 2003	$61,750,782
Impairment of Hotel Property	(2,827,457)
Sale of Hotel Properties	(10,986,348)
Improvement to Hotel Properties	888,032

Balance at January 31, 2004	$48,825,009
Sale of Hotel Properties	(11,368,505)
Write-up of Assets	1,192,230
Improvement to Hotel Properties	546,762

Balance at January 31, 2005	$39,195,496

SCHEDULE IV

MORTGAGES LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/05 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	8.875%	9/1/2015	180 monthly installments	$1,575,000	$1,309,248
Mortgage Note Secured by Phoenix, AZ property	8.250%	4/1/2014	180 monthly installments	$4,850,000	$3,290,859
Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	120 monthly installments, with balloon payment of $7,498,458 due at maturity	$9,000,000	$8,586,468
Mortgage Note Secured by Yuma, AZ property	9.250%	8/1/2011	180 monthly installments	$4,000,000	$2,186,099
Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate plus 1% (6.5% as of 1/31/05)	7/29/2009	83 monthly installments, with balloon payment of $3,819,007 due at maturity	$4,500,000	$4,285,505
Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	$5,100,000	$4,349,266

				$29,025,000	$24,007,445

Mortgage Note Reconciliation

Balance at January 31, 2003	$36,112,605

Deductions during period:
Principal payments	(4,306,890)

Balance at January 31, 2004	31,805,715

Deductions during period:
Assumed by buyer of Tempe, AZ hotel	(1,710,499)
Principal payments	(6,087,771)

Balance at January 31, 2005	$24,007,445

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 20, 2005, the Trust received written notice, dated January 17, 2005, from McGladrey & Pullen, LLP (“McGladrey”) that McGladrey had resigned as the Trust’s principal independent accountant to audit the Trust’s financial statements.  Anthony Waters, the Trust’s Chief Financial Officer, spoke with representatives of McGladrey on January 17, 2005 regarding the Trust’s relationship with McGladrey, however, Mr. Waters did not believe that McGladrey had resigned on that date.

The reports of McGladrey on the Trust’s financial statements for the fiscal years ended January 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audits of the Trust’s financial statements for the fiscal years ended January 31, 2004 and 2003, and in the subsequent interim periods through January 20, 2005, there were no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of McGladrey, would have caused McGladrey to make reference to the matter in its report.

In connection with the audits of the Trust’s financial statements for the fiscal years ended January 31, 2004 and 2003, and in the subsequent interim periods through January 20, 2005, there were no “reportable events” as that term is described in Item 304(a)(l)(v) of Regulation S-K, except that, on January 7, 2005, McGladrey provided a letter to the Audit Committee and management of the Trust noting two reportable conditions under standards established by the American Institute of Certified Public Accountants that McGladrey believed to be material weaknesses.  McGladrey has advised the Trust that it believes that these two reportable conditions constitute “reportable events.”

The first reportable condition involves the lack of sufficient segregation of duties and responsibilities with respect to the recording and approval of financial information that occurred due to the departure of the Trust’s Controller.  Effective January 31, 2005, the Trust rehired its former Controller who will oversee the recording of financial information while the Trust’s Chief Financial Officer will continue in his prior role of approving financial information.  The second reportable condition involves the need for “numerous adjusting journal entries” and “significant financial statement presentation changes,” which resulted in McGladrey concluding that the Trust’s “monthly internal financial statements may not be reliable.”  The Trust has hired additional accounting staff and is considering additional measures that will better ensure the reliability of the Trust’s internal financial statements.

On December 10, 2004, the Audit Committee discussed the conditions described above with McGladrey, but did not receive the letter identifying those conditions as reportable conditions and material weaknesses until January 7, 2005.  Management of the Trust subsequently discussed the letter received on January 7, 2005 with McGladrey.  The Trust has authorized McGladrey to respond fully to the inquiries of any successor accountant concerning the subject matter of the reportable conditions described above.

On April 4, 2005, the Trust engaged Epstein, Weber & Conover, P.L.C. (“EWC”) to act as the Trust’s principal independent accountant to audit the Trust’s financial statements.  The decision to engage the new accountants was recommended and approved by the Audit Committee of the Board of Trustees of the Trust.

During the fiscal years ended January 31, 2005 and 2004, and during all subsequent interim periods through April 4, 2005, the Trust did not consult with EWC regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Trust’s financial statements or any of the matters described in the preceding paragraphs of this Item 9.

Item 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded, except as described below, that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Except as described below, there was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

The Trust did not timely file this Annual Report on Form 10–K due to the resignation of McGladrey as the Trust's principal independent accountants on January 20, 2005 and the subsequent engagement of EWC on April 4, 2005, less than a month prior to the due date of this Form 10-K, and the need to resolve certain accounting issues and prepare and file its amended Form 10-K for the fiscal year ended January 31, 2004, which filing was made on May 4, 2005.  The Trust believes that these events are non-recurring and believes that it has sufficient staff and resources to timely file its reports with the Commission in the future.

On January 7, 2005, McGladrey, the Trust’s former independent accountants, provided a letter to the Audit Committee and management of the Trust noting two reportable conditions under standards established by the American Institute of Certified Public Accountants that McGladrey believed to be material weaknesses.

The first reportable condition involved the lack of sufficient segregation of duties and responsibilities with respect to the recording and approval of financial information that occurred due to the departure of the Trust’s Controller.  Effective January 31, 2005, the Trust rehired its former Controller who will oversee the recording of financial information while the Trust’s Chief Financial Officer will continue in his prior role of approving financial information.  The second reportable condition involved the need for “numerous adjusting journal entries” and “significant financial statement presentation changes,” which resulted in McGladrey concluding that the Trust’s “monthly internal financial statements may not be reliable.”  The Trust has hired additional accounting staff and is considering additional measures that will better ensure the reliability of the Trust’s internal financial statements.

On May 4, 2005, the Trust filed its Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 in order to properly apply SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and reclassify as continuing operations the results for the Hotels previously reported in discontinued operations for the fiscal years ended January 31, 2004, 2003 and 2002 due to significant continuing involvement by the Trust in the operations of those Hotels and since the Trust continues to receive cash flows from those Hotels.  In connection with that restatement, the Trust re-evaluated its disclosure controls and procedures and internal control over financial reporting with respect to the proper application of financial accounting standards.

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

Name	Principal Occupations During Past Five Years, Age as of April 22, 2005 And Directorships Held	Trustee Since
Nominees For Terms Expiring in 2008

Mason E. Anderson(1),(2),(3),(4)	Self-employed as a private investor, including as an investor in real estate in the southwestern United States. Age 75.	January 4, 2005

Steven S. Robson(2),(3),(4)	President of Robson Communities, Inc. and Scott Homes and Scott Multifamily, Inc., residential real estate developers, since 1979. Age: 49.	June 16, 1998

Trustee Whose Term Expires in 2006

Marc E. Berg(1)

Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President – Acquisitions of the Trust from December 16, 1998 to February 10, 1999. Consultant to InnSuites Hotels since 1989. Self-employed as a Registered Investment Advisor since 1985. Age: 52.

January 30, 1998

Trustees Whose Terms Expire in 2007

James F. Wirth(1)

Chairman, President and Chief Executive Officer of the Trust since January 30, 1998. President and owner of Suite Hotels LLC and affiliated entities, owners and operators of hotels, since 1980. President of Rare Earth Development Company, a real estate investment company owned by Mr. Wirth, since 1973. Age: 59.

January 30, 1998

Peter A. Thoma(2),(3),(4)

Owner and operator of A&T Verleih, Hamburg, Germany, a hospitality service and rental company, since 1997. Owner and operator of Thoma Zeltsysteme, Hamburg, Germany, an import and sales company, since 1997. Age: 38.

April 13, 1999

(1)  Member of the Executive Committee.

(2)  Member of the Audit Committee.

(3)  Member of the Compensation Committee.

(4)  Member of the Governance and Nominating Committee.

Other Executive Officers

Anthony B. Waters

Chief Financial Officer of the Trust since February 29, 2000. Controller of the Trust from June 17, 1999 to February 29, 2000. Accountant and auditor with Michael Maastricht, CPA from June 16, 1998 to June 15, 1999, performing audits for InnSuites Hotels, Inc. Self-employed, concentrating in computerized accounting and information systems, from 1990 to June 1998. Age: 58.

The Board of Trustees of the Trust has determined that Mr. Robson, a member of the Trust’s Audit Committee, qualifies as a “financial expert” under applicable Commission rules, and that Messrs. Thoma, Robson and Anderson are “independent,” as such term is defined by Commission rules and Amex listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on Trust records and information, and upon representations from the reporting persons, the Trust believes that all Commission filing requirements applicable to Trustees, executive officers and beneficial owners of more than 10% of a registered class of equity securities of the Trust under Section 16(a) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended January 31, 2005, were complied with.

Code of Ethics for Senior Financial Officers

The Trust has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and principal accounting officer and persons performing similar functions.  The Trust has posted its Code of Ethics on its website at www.innsuitestrust.com.  The Trust intends to satisfy all Commission and Amex disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to its Chief Executive Officer, Chief Financial Officer and principal accounting officer, and persons performing similar functions, by posting such information on its website and making any necessary filings with the Commission.  In addition, the Trust has adopted a Code of Conduct and Ethics that applies to all of its employees, officers and Trustees.  It is also available on the Trust’s website at www.innsuitestrust.com.

ITEM 11.  EXECUTIVE COMPENSATION

During fiscal year 2005, the Trust issued 9,600 Shares to each Trustee, other than Messrs. Wirth and Berg, as compensation for services rendered as a Trustee of the Trust during fiscal year 2004.  During fiscal year 2006, the Trust issued 9,600 Shares to Trustees Robson and Thoma, 3,200 Shares to Trustee Anderson and 5,600 Shares to former Trustee McConnell, as compensation for services rendered during fiscal year 2005; no Shares were issued to Messrs. Wirth and Berg.  During fiscal year 2007, the Trust intends to issue 9,600 Shares to each Trustee, other than Messrs. Wirth and Berg, as compensation for services rendered during fiscal year 2006.

Summary Compensation Table

The table below shows individual compensation information for the Trust’s Chief Executive Officer and any other executive officer whose total annual salary and bonus for the fiscal year ended January 31, 2005 exceeded $100,000.

Name and Principal Position	Fiscal Year	Annual Salary		Restricted Stock Awards

James F. Wirth	2005	$130,000		—
President and Chief	2004	$95,231	(2)	—
Executive Officer (1)	2003	$95,936	(3)	—

Anthony B. Waters	2005	$126,400		$3,200	(4)
Chief Financial Officer	2004	$126,000		$6,240	(5)
	2003	$129,392		—

(1)	The terms of Mr. Wirth’s Employment Agreement are summarized below. See “Item 13 - Certain Relationships and Related Transactions - Employment Agreement with Mr. Wirth.”
(2)	Although Mr. Wirth’s annual salary for fiscal year 2004 was set at $130,000, Mr. Wirth agreed to a salary reduction that resulted in an annual salary of $95,231 for fiscal year 2004.
(3)	Although Mr. Wirth’s annual salary for fiscal year 2003 was set at $126,000, Mr. Wirth agreed to a salary reduction that resulted in an annual salary of $95,936 for fiscal year 2003.
(4)	Represents the fair market value on the date of grant of 2,000 Shares issued to Mr. Waters as a bonus on March 26, 2004.
(5)	Represents the fair market value on the date of grant of 4,800 Shares issued to Mr. Waters as a bonus on June 30, 2003.

Aggregated Option Exercises In Fiscal Year 2005 and Fiscal Year-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options At Fiscal Year-End ($) Exercisable/ Unexercisable

James F. Wirth	N/A	N/A	50,000/0	N/A	*

Anthony B. Waters	N/A	N/A	20,000/0	N/A	*

*As of April 22, 2005, none of the options held by such individuals were in-the-money.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about the Trust’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	232,600	$2.50	506,800

Equity compensation plans not approved by security holders	None	None	None

The following table sets forth information as of April 22, 2005 in respect of any persons known to the Trust to be the beneficial owner of more than 5% of the Shares (of which there were none, other than Mr. Wirth) and the number of Shares owned beneficially by each Trustee, nominee and executive officer, and the Trustees, nominees and executive officers as a group.

Five Percent Beneficial Owners and
Beneficial Ownership of Trustees, Nominees and Executive Officers

Name	Shares Beneficially Owned	Percentage of Outstanding Shares

Trustees, Nominees and Executive Officers

James F. Wirth (1)	5,867,869	65.52%
Marc E. Berg (2)	86,225	*
Mason E. Anderson (3)	221,806	2.49%
Steven S. Robson (4)	213,523	2.39%
Peter A. Thoma (5)	58,700	*
Anthony B. Waters (6)	31,400	*

Trustees, Nominees and Executive Officers as a group (six persons)	6,479,523	71.63%

(1)          Consists of 50,000 Shares that may be acquired within 60 days of June 21, 2005 pursuant to the exercise of stock options and 5,817,869 Shares.  These Shares are owned jointly by Mr. Wirth and his spouse.  Mr. Wirth and his spouse also own all 3,467,938 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of the Board of Trustees of the Trust.  Mr. Wirth’s address is 1615 E. Northern Avenue, Suite 102, Phoenix, Arizona 85020.

(2)          Consists of 30,000 Shares that may be acquired within 60 days of June 21, 2005 pursuant to the exercise of stock options and 56,225 Shares.

(3)          Consists of 170,000 Shares held by the Anderson Trust dated August 27, 1980 and 48,606 Shares held by the Anderson Charitable Remainder UniTrust.  Mr. Anderson and his spouse are co-trustees and income beneficiaries of both Trusts.  Mr. Anderson also holds 3,200 Shares directly.  Mr. Anderson’s address is 3024 West Sahuaro Drive, Phoenix, Arizona 85029.

(4)          Consists of 20,000 Shares that may be acquired within 60 days of June 21, 2005 pursuant to the exercise of stock options and 193,523 Shares.

(5)          Consists of 20,000 Shares that may be acquired within 60 days of June 21, 2005 pursuant to the exercise of stock options and 38,700 Shares.

(6)          Consists of 20,000 Shares that may be acquired within 60 days of June 21, 2005 pursuant to the exercise of stock options and 11,400 Shares.

*              Less than one percent (1.0%).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement with Mr. Wirth

James F. Wirth, Chairman, President and Chief Executive Officer of the Trust, has an Employment Agreement with the Trust expiring in December 2007.  Pursuant to the terms of the Employment Agreement, upon the termination of the Advisory Agreement with Mid-America ReaFund Advisors, Inc. (“MARA”), a company owned by Mr. Wirth and his spouse, which termination occurred effective January 1, 1999, Mr. Wirth is to receive, each year through 2007, up to the amount MARA would have received for advisory and management services under the Advisory Agreement, but in no event will his compensation exceed $160,000 per year.  Based upon a review of the performance of the Trust and upon the recommendation of the Compensation Committee, during fiscal year 2005, Mr. Wirth was paid an annual salary equal to $130,000, which is less than he is entitled to receive under the terms of his Employment Agreement.  Mr. Wirth’s annual salary for fiscal year 2006 has been set at $130,000.  The Compensation Committee does not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth.

Purchase of Class B Limited Partnership Units from Mr. Wirth

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

Acquisition of InnSuites Licensing Corp. by Suite Hospitality Management, Inc.

Effective February 2, 2004, the Management Company acquired all of the issued and outstanding capital stock of Licensing Corp., an entity then owned by Mr. Wirth and his spouse.  In exchange for the stock of the Licensing Corp., Mr. Wirth and his spouse received 55,563 Shares of Beneficial Interest that were held by the Management Company.  The Licensing Corp. became a wholly-owned subsidiary of the Management Company.  Agreements for the provision of trademark and license services by Licensing Corp. to InnSuites Hotels continued after this transfer, as described below in “Item 13 - Certain Relationships and Related Transactions - Management of Hotel Properties and Licensing Agreements.”

Effective on June 8, 2004, the Trust acquired the management agreements of the Management Company and the license agreements and related registered and unregistered InnSuites trademarks and tradenames of the Licensing Corp.  See “Item 1 – Business – Management and Licensing Contracts.”

Management of Hotel Properties and Licensing Agreements

Mr. Wirth has derived benefits from the license agreements with the Licensing Corp., an entity formerly owned by Mr. Wirth and his spouse during fiscal year 2005.  See “Item 13 - Certain Relationships and Related Transactions - Acquisition of InnSuites Licensing Corp. by Suite Hospitality Management, Inc.” above.

See “Item 1 – Business – Management and Licensing Contracts,” for a discussion of the former and current terms of the management and licensing agreements and a discussion of Mr. Wirth’s interest in those agreements.

Sale of Tempe, Arizona Property

On March 25, 2004, the Trust sold its Tempe, Arizona property to Tempe/Phoenix Airport Resort LLC, an affiliate of Mr. Wirth, for its appraised value of $6.8 million, which was also its carrying value.  Tempe/Phoenix Airport Resort LLC satisfied the purchase price by assuming $5.1 million of the Trust’s notes payable to Mr. Wirth and his affiliates and assuming the $1.7 million mortgage note secured by the property.

Related Party Loans and Advances to the Trust

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase additional general partnership units in the Partnership and to fund working capital and capital improvement needs. The aggregate amounts outstanding to related parties were approximately $94,000 and $6.9 million as of January 31, 2005 and 2004, respectively.

The notes and advances payable to related parties are as follows as of January 31 of the respective years:

	2005	2004
Note payable to the Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $2,408 through September 2005.	$18,771	$—

Note payable to Wayne Anderson, son of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	26,114

Note payable to Karen Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	26,115

Note payable to The Kathy Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	22,512

Note payable to Steve Robson, Trustee of the Trust, paid in full during fiscal year 2005 with Shares of Beneficial Interest in the Trust.	—	239,667

Unsecured notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, paid in full during fiscal year 2005.	—	514,500

Unsecured note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, paid in full during fiscal year 2005 in connection with the sale of the Tempe property.	—	2,000,000

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, bearing interest at 7% per annum, paid in full during fiscal year 2005 in connection with the sale of the Tempe property.	—	2,072,893

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, paid in full during fiscal year 2005 in connection with the sale of the Tempe property	—	1,379,646

Note payable to Hulsey Hotels Corporation, an affiliate of Mr. Wirth, paid in full during fiscal year 2005.	—	356,550

Note payable to Mr. Wirth, bearing interest at 7% per annum, paid in full during fiscal year 2005	—	187,230

Unsecured note payable to Mr. Wirth, paid in full during fiscal year 2005.	—	101,755

Totals	$93,512	$6,852,241

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

During the first quarter of fiscal year 2005, the Trust repurchased 433,036 Class B limited partnership units in the Partnership from affiliates of Mr. Wirth, issuing promissory notes in the aggregate amount of $974,331.  During the first quarter of fiscal year 2005, the Trust repaid $449,500 of these notes.  During the fourth quarter of fiscal year 2005, the Trust repaid the remaining balance of these notes with Shares of Beneficial Interest with an aggregate value of $467,552.  Additionally, Mr. Wirth converted 100,000 Class B limited partnership units in the Partnership into 100,000 Shares of Beneficial Interest.

As of February 2, 2004, J. R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares of Beneficial Interest in the Trust to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Mr. Wirth.  In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817.  The Management Company fully satisfied this obligation during June 2004.  See Note 20, “Purchase of Management and Licensing Contracts.”

During the second quarter of fiscal year 2005, the Trust issued promissory notes totaling $83,000 to affiliates of Mason Anderson, who subsequently became a Trustee of the Trust, in exchange for 47,084 Shares of Beneficial Interest in the Trust.

During the second quarter of fiscal year 2005, the Trust issued 55,423 Shares of Beneficial Interest to satisfy unpaid principal and interest totaling $95,882 to Mr. Robson, a Trustee of the Trust.

During the fourth quarter of fiscal year 2005, the Partnership reclassified $700,000 of advances payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, to a deposit for the purchase of the Phoenix, Arizona hotel property by another affiliate of Mr. Wirth.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $439,294, $205,101 and $28,373 for the twelve months ended January 31, 2005, 2004 and 2003, respectively.  The Trust incurred interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $117,500, $515,214 and $623,522 for the twelve months ended January 31, 2005, 2004 and 2003, respectively.

Continued Listing with the American Stock Exchange

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued Listing with the American Stock Exchange,” for a discussion of the interests of Mr. Wirth and his affiliates in the transactions that implemented the Trust’s plan to regain compliance with Amex’s continued listing standards.  All of these transactions were approved by the shareholders and the independent Trustees of the Trust.

All related party transactions are subject to appropriate review and oversight by the Audit Committee of the Board of Trustees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by EWC for the audit of the Trust’s annual financial statements for the fiscal year ended January 31, 2005 were $61,000.  The aggregate fees for professional services rendered by McGladrey for the audit of the Trust’s annual financial statements for the fiscal years ended January 31, 2005 and January 31, 2004 were $78,130 and $134,463, respectively.  The aggregate fees for professional services rendered by McGladrey for reviewing the interim financial statements included in the Trust’s quarterly reports on Form 10-Q filed during the fiscal years ended January 31, 2005 and January 31, 2004 were $60,220 and $27,000, respectively.

Audit-Related Fees

The aggregate fees for EWC audit-related services, such as consents and assistance with and review of documents filed with the Commission, were $0 for the fiscal year ended January 31, 2005.  The aggregate fees for McGladrey audit-related services, such as comfort letters, consents and assistance with and review of documents filed with the Commission, were $0 and $7,081 for the fiscal years ended January 31, 2005 and January 31, 2004, respectively.  The Audit Committee pre-approved all audit-related fees billed for the fiscal year ended January 31, 2005.

Tax Fees

The aggregate fees for EWC tax compliance, tax advice and tax planning for the fiscal year ended January 31, 2005 were $25,000.  The aggregate fees for McGladrey tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2005 and January 31, 2004 were $2,935 and $78,640, respectively.  The Audit Committee pre-approved all tax fees billed for the fiscal year ended January 31, 2005.

All Other Fees

The aggregate fees for all other services rendered by EWC during the fiscal year ended January 31, 2005 were $0.  The aggregate fees for all other services rendered by McGladrey during the fiscal years ended January 31, 2005 and January 31, 2004 were $0 and $750, respectively.  These fees represent amounts paid for the issuance of consents.  The Audit Committee pre-approved all other fees billed for the fiscal year ended January 31, 2005.

The Audit Committee of the Trust has considered whether the provision of these services, other than the audit of the Trust’s annual financial statements, is compatible with EWC and McGladrey maintaining their respective independence from the Trust.

The Audit Committee pre-approves all fees for services performed by EWC, including audit and non-audit services.  Unless a type of service EWC provided received general pre-approval, it will require specific pre-approval by the Audit Committee.  Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.

Since May 6, 2003, the effective date of Commission rules requiring Audit Committee pre-approval of audit and non-audit services performed by the Trust’s independent auditors, all of the services provided by EWC and McGladrey were approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)        Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Reports of Independent Certified Public Accountants
2.	Consolidated Balance Sheets at January 31, 2005 and 2004
3.	Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003
4.	Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended January 31, 2005, 2004 and 2003
5.	Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003
6.	Notes to Consolidated Financial Statements for the years ended January 31, 2005, 2004 and 2003
7.	Schedule III – Real Estate and Accumulated Depreciation
8.	Schedule IV – Mortgage Loans on Real Estate

(a)(3)	Exhibit List

Exhibit No.	Exhibit
3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust dated June 16, 1998, as further amended on July 12, 1999.

10.1

First Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

10.2*	Employment Agreement dated as of January 31, 1998, between InnSuites Hospitality Trust and James F. Wirth.

10.3*

Indemnity Agreement dated February 3, 2004 between InnSuites Hospitality Trust and each of James F. Wirth, Marc E. Berg, Steven S. Robson, Peter A. Thoma, and Anthony B. Waters (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 30, 2004).

10.4*

Indemnification Agreement dated January 4, 2005 between InnSuites Hospitality Trust and Mason E. Anderson (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2005).

10.5

Debt Exchange Agreement effective January 31, 2005 between InnSuites Hospitality Trust and RRF Limited Partnership (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2005).

10.6

Yuma Acquisition Agreement effective January 31, 2005 between InnSuites Hospitality Trust and RRF Limited Partnership (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2005).

10.7

Note Exchange Agreement effective January 31, 2005 between InnSuites Hospitality Trust and Hulsey Hotels Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2005).

10.8

Note Exchange Agreement effective January 31, 2005 between InnSuites Hospitality Trust and the note holders named therein (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2005).

10.9

Class B Units Conversion Agreement effective January 31, 2005 between InnSuites Hospitality Trust and the Class B Unit holders named therein (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2005).

10.10	Promissory Note dated July 26, 2002 by InnSuites Hospitality Trust in favor of The Anderson Charitable Remainder Unitrust.

14

Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission on April 30, 2004).

21	Subsidiaries of the Registrant.

23.1	Consent of Epstein, Weber & Conover, P.L.C., Independent Registered Public Accounting Firm.

23.2	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

*              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 16, 2005	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2005	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 16, 2005	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2005	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: May 16, 2005	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 16, 2005	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 16, 2005	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: May 16, 2005	By:	/s/ Mason E. Anderson
Mason E. Anderson, Trustee