Form 10-Q
period 2005-04-30
INNSUITES HOSPITALITY TRUST
filed 2005-06-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of May 31, 2005:  9,231,689.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2005	JANUARY 31, 2005
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	1,343
Restricted Cash	243,327	250,642
Accounts Receivable, including $261,193 and $144,928 from related parties, net of Allowance for Doubtful Accounts of $388,000 and $278,000, respectively	976,816	969,751
Prepaid Expenses and Other Current Assets	530,220	525,851
Total Current Assets	1,750,363	1,747,587
Hotel Properties, net	30,861,090	31,190,139
Hotel Properties Held for Sale, net	3,198,586	3,121,235
Deferred Finance Costs, Long-Term Portion	217,197	226,560
Deferred Income Tax Benefit	170,000	170,000
TOTAL ASSETS	$36,197,236	36,455,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES

Current Liabilities :
Accounts Payable and Accrued Expenses, including $53,379 and $153,811 accrued interest and payables to related parties as of April 30, and January 31, 2005, respectively	$2,317,956	2,762,693
Outstanding Checks in Excess of Cash Balance	185,341	—
Purchase Deposit from Related Party	700,000	700,000
Notes Payable to Banks	400,000	500,000
Current Portion of Mortgage and Other Notes Payable	1,156,064	1,139,802
Current Portion of Notes Payable to Related Parties	27,062	33,735
Total Current Liabilities	4,786,423	5,136,230
Mortgage Notes Payable	22,664,121	22,946,618
Notes and Advances Payable to Related Parties	55,870	59,777
Other Notes Payable	151,953	169,438

TOTAL LIABILITIES	27,658,367	28,312,063

MINORITY INTEREST IN PARTNERSHIP	1,720,155	1,878,824

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,058,446 and 8,719,649 shares issued and outstanding at April 30, and January 31, 2005, respectively	17,097,275	16,568,246
Treasury Stock, 7,375,270 and 7,391,825 shares held at April 30, and January 31, 2005, respectively	(10,278,561)	(10,303,612)
TOTAL SHAREHOLDERS’ EQUITY	6,818,714	6,264,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,197,236	36,455,521

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2005	2004

REVENUE
Room	$5,255,107	6,230,186
Food and Beverage	297,342	368,451
Telecommunications	21,317	30,204
Other	199,314	152,614
Management and Trademark Fees, including $38,163 and $28,255 from related parties, respectively	76,735	47,177
Payroll Reimbursements, including $543,501 and $473,347 from related parties, respectively	723,618	530,008
TOTAL REVENUE	6,573,433	7,358,640

OPERATING EXPENSES
Room	1,205,113	1,540,053
Food and Beverage	292,357	345,331
Telecommunications	51,492	55,862
General and Administrative	1,256,244	1,135,066
Sales and Marketing	389,675	533,433
Repairs and Maintenance	368,408	417,783
Hospitality	200,404	252,909
Utilities	273,280	336,259
Hotel Property Depreciation	516,465	753,756
Real Estate and Personal Property Taxes, Insurance and Ground Rent	337,869	372,143
Other	49,463	65,391
Payroll Expenses	723,618	530,008
TOTAL OPERATING EXPENSES	5,664,388	6,337,994
OPERATING INCOME	909,045	1,020,646
Gain on Disposition of Hotels	—	5,113,540
Interest Income	472	223
TOTAL OTHER INCOME	472	5,113,763
Interest on Mortgage Notes Payable	489,469	599,342
Interest on Notes Payable to Banks	5,685	8,916
Interest on Notes Payable and Advances to Related Parties	3,798	81,084
Interest on Other Notes Payable	4,217	3,806
TOTAL INTEREST EXPENSE	503,169	693,148

INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	406,348	5,441,261
LESS MINORITY INTEREST	(29,953)	2,438,616
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$436,301	3,002,645
INCOME TAX PROVISION (Note 8)	(32,000)	(120,000)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	(854,402)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$404,301	2,028,243

NET INCOME PER SHARE FROM CONTINUING OPERATIONS - BASIC	$0.05	1.33
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	—	(0.39)
NET INCOME PER SHARE - BASIC	$0.05	0.94
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,838,189	2,164,243
NET INCOME PER SHARE FROM CONTINUING OPERATIONS - DILUTED	$0.03	0.67
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	—	(0.11)
NET INCOME PER SHARE - DILUTED	$0.03	0.56
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,376,030	7,991,574

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of
Beneficial Interest	$404,301	2,028,243
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided by (Used In) Operating Activities:
Cumulative Effect of adoption of accounting principle	—	854,402
Minority Interest	(29,953)	2,438,616
Provision for uncollectible receivables	109,728	61,018
Depreciation and Amortization	525,828	763,970
Loss (Gain) on Disposal	5,179	(5,100,745)
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
(Increase) in Accounts Receivable	(116,793)	(27,867)
(Increase) Decrease in Prepaid Expenses and Other Assets	(4,369)	107,759
(Decrease) in Accounts Payable and Accrued Expenses	(221,508)	(1,634,111)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	672,413	(508,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	7,315	39,956
Cash Received from Disposition of Hotel Properties	—	9,612,137
Improvements and Additions to Hotel Properties	(269,946)	(243,205)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(262,631)	9,408,888

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(260,265)	(5,088,042)
Payments on Notes Payable to Banks	(770,000)	(115,000)
Borrowings on Notes Payable to Banks	670,000	—
Repurchase of Partnership Units	—	(452,908)
Repurchase of Treasury Stock	(16,825)	(1,560)
Payments on Notes and Advances Payable to Related Parties	(10,580)	(1,487,194)
Borrowings on Notes and Advances Payable to Related Parties	—	198,000
Payments on Other Notes Payable	(23,455)	(26,408)
Distribution to Owners from Variable Interest Entities	—	(63,500)
NET CASH USED IN FINANCING ACTIVITIES	(411,125)	(7,036,612)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,343)	1,863,561
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	1,863,561

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the state of Ohio that at April 30, 2005 owned, through a partnership interest in RRF Limited Partnership (the “Partnership”), five hotels and one hotel directly (the “Hotels”) with an aggregate of 947 suites in Arizona, southern California and New Mexico.  The Trust is the sole general partner in the Partnership.  The hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”).

InnSuites Hotels holds management contracts under which it provides hotel management services to the Trust hotels, as well as three hotels with an aggregate of 440 suites owned by affiliates of James F. Wirth (“Wirth”) and one unrelated hotel property with 131 suites.  Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels also holds licensing agreements and  the “InnSuites” trademarks and provides licensing services to  the Trust hotels, as well as the three hotels owned by affiliates of Wirth with an aggregate of 440 suites and two unrelated hotel properties with an aggregate of 305 suites.  The revenue and expenses related to these contracts have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 67.19% and 57.12% on April 30, 2005 and 2004, respectively, and the weighted average for the three months ended April 30, 2005 and 2004 was 65.65% and 55.89%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit in the Partnership shall be convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  As of April 30, 2005, a total of 867,144 Class A limited partnership units were issued and outstanding.  Additionally, a total of 3,467,938 Class B limited partnership units were held by Wirth  and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  If all of the Class A and B limited partnership units were to be converted, the limited partners in the Partnership would receive 4,335,082 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.  For the three months ended April 30, 2004, financial results of Suite Hospitality Management, Inc. (the “Management Company”) and InnSuites Licensing Corp. (“Licensing Corp.”) are consolidated with the Trust in compliance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, and all significant intercompany transactions and balances have been eliminated. As of June 8, 2004, when the Trust acquired the management and licensing agreements, the Management Company and Licensing Corp. do not meet the criteria to be considered variable interest entities and have not been consolidated for the three months ended April 30, 2005.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2005.

RECLASSIFICATIONS

The Trust has reclassified certain balances on the January 31, 2005 balance sheet to conform to the April 30, 2005 presentation of a classified balance sheet. The reclassifications had no effect on net income or total shareholders’ equity.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) was issued.  This Statement is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation, and supercedes Auditing Practices Board Opinion No. 25, Accounting for Stock Issued to Employees.  This Statement establishes standards for accounting for transactions in which an entity exchanges its equity securities for goods and services.  The Trust is required to adopt this Statement as of August 31, 2005.  The Trust believes that the adoption of this Statement will not affect future financial results, as all options granted by the Trust are fully vested.

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the three months ended April 30, 2005 and 2004, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 4,537,841 and 5,827,331 for the first three months of fiscal year 2006 and 2005, respectively.

For the three months ended April 30, 2005 and 2004, 232,600 and 243,600 stock options, respectively, are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect.

3. RELATED PARTY TRANSACTIONS

As of April 30, 2005 and 2004, Wirth and his affiliates held 3,467,938 and 4,467,938 Class B limited partnership units, respectively. As of April 30, 2005 and 2004, Wirth and his affiliates held 5,817,869 and 610,563 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $8,905 and $396,594 (most of which was accrued in prior periods) for the three months ended April 30, 2005 and 2004, respectively. The Trust recognized interest expense on related party notes to Wirth and affiliates in the amounts of $2,223 and $75,983 for the three months ended April 30, 2005 and 2004, respectively.  The Trust had accrued but unpaid interest on related party notes to Wirth and affiliates of $0 and $6,682 as of April 30, 2005 and January 31, 2005, respectively.

The Trust paid interest on other related party notes in the amounts of $1,575 and $5,101 for the three months ended April 30, 2005 and 2004, respectively. The Trust recognized interest expense on these notes in the amounts of $1,575 and $5,101 for the three months ended April 30, 2005 and 2004, respectively.  The Trust had no unpaid interest on these notes as of April 30, 2005 and January 31, 2005.

Notes and advances payable to related parties consist of notes payable to Mason Anderson, Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $83,000 and $94,000 as of April 30, 2005 and January 31, 2005, respectively. The notes and advances payable to related parties consist of:

	April 30, 2005	January 31, 2005
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $2,408 through September 2005.	$11,834	$18,771

Note payable to Wayne Anderson, son of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	24,841	26,114

Note payable to Karen Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	24,842	26,115

Note payable to Kathy Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	21,415	22,512

Totals	$82,932	$93,512

4. NOTES PAYABLE TO BANKS

The Trust has a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership all dated July 21, 2004.  The line of credit is secured by the assets of the Trust alone, which is comprised mainly of its investment in the subsidiaries.  Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (6.75% as of April 30, 2005) per annum, and is required to make monthly interest-only payments.  The line of credit matures on July 20, 2005.  The Trust is currently negotiating an extension to the line of credit.  As of April 30, 2005, the Trust had drawn $400,000 under the line of credit.

5. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $504,047 and $1,011,285 in cash for interest for the three months ended April 30, 2005 and 2004, respectively.

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

For purposes of preparing the Trust’s Unaudited Consolidated Statements of Cash Flows for the first quarter of fiscal year 2005, the following adjustments were made to the January 31, 2004 balances of certain assets and liabilities as a result of the consolidation of the financial results of the Management Company and Licensing Corp. with the financial results of the Trust:

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

During the first quarter of fiscal year 2005, J.R. Chase, the sole shareholder of the Management Company, agreed to transfer 32,363 Shares of Beneficial Interest to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Wirth.  In consideration of the transfer of those Shares of Beneficial Interest, the Management Company agreed to pay Mr. Chase $72,817.

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

During the first quarter of fiscal year 2006, the Trust issued 29,600 Shares of Beneficial Interest with an aggregate value of $37,888 to its Trustees and an officer in exchange for services rendered.

During the first quarter of fiscal year 2006, the Trust issued 322,242 Shares of Beneficial Interest with an aggregate value of $406,025 in exchange for 322,242 Class A limited partnership units in the Partnership.

6. HOTEL PROPERTY HELD FOR SALE

On January 4, 2005, the Board of Trustees approved the sale of the Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million.  The property’s carrying value is $3.2 million. On January 15, 2005, Rare Earth Financial, another affiliate of Wirth, converted its $700,000 loan receivable into a non-interest bearing deposit for the purchase of the hotel.  The Trust expects to complete the sale during the second quarter of fiscal year 2006.  Any gain or loss recognized on the transaction will be recorded as a contribution or distribution because the purchaser is a related party.  The Trust does not expect to incur a loss on the sale of the property.

7. SUBSEQUENT EVENTS

Subsequent to April 30, 2005, Phoenix Northern Resort LLC, an affiliate of Wirth, deposited an additional $1.0 million to increase its deposit for the purchase of the Phoenix, Arizona hotel.  The Trust used $500,000 of this to pay down its line of credit in full.

8. INCOME TAXES

The Trust has recorded income tax provisions of $32,000 and $120,000 for the three months ended April 30, 2005 and 2004, respectively.  The Trust has a net deferred tax asset of $170,000 at both April 30 and January 31, 2005.  The Trust has a current income tax liability of $322,000 and $330,000 as of April 30, 2005 and January 31, 2005, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust owns the sole general partner’s interest in the Partnership.  The Trust’s principal source of cash flows is the operations of the hotels and management and licensing contracts held with non-Trust hotels.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. The operating performance of the Trust is principally related to the performance of the Hotels.  Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy increased to 78.6%, an increase of 1.6% from the prior year period.  ADR increased $2.33, or 3.0%, from the prior year period due to the continuing improvement in the travel industry.  These factors also caused REVPAR to increase $3.08, or 5.2%, from the prior year period.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2005	2004
OCCUPANCY	78.6%	77.0%
AVERAGE DAILY RATE (ADR)	$79.32	76.99
REVENUE PER AVAILABLE ROOM (REVPAR)	$62.35	59.27

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2004

A summary of the operating results for the three months ended April 30, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$6,573,433	$7,358,640	$(785,207)	(10.7)%
Operating Income	$909,045	$1,020,646	$(111,601)	(10.9)%
Loss from Cumulative Effect of Adoption of Accounting Principle	$—	$(854,402)	$854,402	100.0%
Net Income Attributable to Shares of Beneficial Interest	$404,301	$2,028,243	$(1,623,942)	(80.1)%
Net Income Per Share - Basic	$0.05	$0.94	$(0.89)	(94.7)%
Net Income Per Share - Diluted	$0.03	$0.56	$(0.53)	(94.6)%

Total Trust revenue decreased $785,000, or 10.7%, to $6.6 million from $7.4 million when comparing the three months ended April 30, 2005 and 2004, respectively.  The decrease was primarily due to the disposition of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005.  These properties resulted in $905,000 in total revenues reported in the consolidated Trust financials for the first quarter ended April 30, 2004.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased $1.0 million, or 14.9%, due primarily to the dispositions discussed above.

Total expenses decreased $864,000, or 12.3%, to $6.2 million from $7.0 million when comparing the three months ended April 30, 2005 and 2004.  Total operating expenses decreased $674,000, or 10.6%, to $5.7 million from $6.3 million for three months ended April 30, 2005 and 2004, respectively.  The decrease was primarily due to the disposition of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005, which resulted in $574,000 of reduced expenses.

General and administrative expenses increased $121,000, or 10.7%, to $1.3 million from $1.1 million when comparing the three months ended April 30, 2005 and 2004, respectively.  The increase was primarily due to increased legal and accounting fees in the first quarter of fiscal year 2006.

Hotel property depreciation decreased $237,000, or 31.5%, to $516,000 from $754,000 when comparing the three months ended April 30, 2005 and 2004, respectively.  The decrease was primarily due to a large portion of the Trust’s assets becoming fully depreciated at the end of fiscal year 2005 and the cessation of depreciation on the Phoenix, Arizona hotel in the first quarter of fiscal year 2006, as it is being held for sale.

Total interest expense decreased $190,000, or 27.4%, to $503,000 from $693,000 when comparing the three months ended April 30, 2005 and 2004, respectively. Interest on mortgage notes payable decreased $110,000, or 18.3%, due to the sale of properties discussed above.  Interest on notes payable and advances payable to related parties decreased $77,000, or 95.3%, to $4,000 from $81,000 when comparing the three months ended April 30, 2005 and 2004, respectively.  The decrease was due to the reduction of debt owed to related parties in connection with the sales of the Tempe, Arizona and San Diego, California properties.

LIQUIDITY AND CAPITAL RESOURCES

Through its ownership interest in the Partnership, Yuma Hospitality LP and InnSuites Hotels, the Trust has its proportionate share of the benefits and obligations of the Partnership’s and Yuma Hospitality LP’s ownership interests, as well as InnSuites Hotels’ operational interests, in the Hotels.  The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of these cash flows.  The Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability to generate sufficient cash flows from Hotel operations.

The Trust has principal of $800,429 due and payable for the remainder of fiscal year 2006 under mortgage notes payable.  For the twelve months between May 1, 2005 and April 30, 2006, the Trust has principal of $1,083,059 due and payable under mortgage notes payable.  The Trust anticipates that cash flow from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2006 under notes and advances payable to Wirth and his affiliates.

The Trust had outstanding checks in excess of its cash balance as of April 30, 2005.  Subsequent to the end of the quarter, the Trust received $1.0 million from Northern Phoenix Resort LLC, an affiliate of Wirth, as additional deposits for its purchase of the Trust’s Phoenix, Arizona hotel.  The Trust used $500,000 of these funds to pay down its line of credit in full, and retained the remainder as cash.

The Trust’s line of credit expires during July 2005.  The Trust is currently in negotiations to extend the line of credit. The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”), an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties.  As of April 30, 2005, $243,000 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2005, the Hotels spent approximately $270,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  The Hotels also spent approximately $368,000 during the three months ended April 30, 2005 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2005, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

SEASONALITY

The Hotels’ operations historically have been seasonal. The four southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest period of occupancy at those four southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenue. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business. To the extent that cash flows from operations are insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or to meet operating needs. No assurance can be given that the Trust will make distributions in the future.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; and (vi) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

•                  outbreaks of communicable diseases;

•                  natural disasters;

•                  local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry or the markets in which the Trust operates or will operate; and

•                  uncertainties the Trust might encounter in changing from a Real Estate Investment Trust to a tax-paying entity.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  There have been no significant changes in the Trust’s debt structure during the three months ended April 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

None.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended April 30, 2005, the Trust acquired 13,045 Shares of Beneficial Interest in open market transactions at an average price of $1.29 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 34,720 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 - February 28, 2005	9,000	$1.30	9,000	38,765
March 1 - March 31, 2005	1,545	$1.32	1,545	37,220
April 1 - April 30, 2005	2,500	$1.25	2,500	34,720

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                   OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS

a)                                                      Exhibits

31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	June 14, 2005	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	June 14, 2005	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer