Form 10-Q
period 2005-07-31
INNSUITES HOSPITALITY TRUST
filed 2005-09-07
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Number of outstanding Shares of Beneficial Interest, without par value, as of August 31, 2005: 9,186,089.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2005	JANUARY 31, 2005
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,317	1,343
Restricted Cash	123,669	250,642
Accounts Receivable, including $230,818 and $144,928 from related parties, net of Allowance for Doubtful Accounts of $206,000 and $278,000, respectively	713,790	969,751
Prepaid Expenses and Other Current Assets	569,645	525,851
Total Current Assets	1,408,421	1,747,587
Hotel Properties, net	30,499,578	31,190,139
Hotel Properties Held for Sale, net	—	3,121,235
Deferred Finance Costs, Long-Term Portion	193,525	226,560
Deferred Income Tax Benefit	170,000	170,000
TOTAL ASSETS	$32,271,524	36,455,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Current Liabilities :
Accounts Payable and Accrued Expenses, including $0 and $153,811 accrued interest and payables to related parties as of July 31, and January 31, 2005, respectively	$2,027,137	2,762,693
Purchase Deposit from Related Party	—	700,000
Notes Payable to Banks	200,000	500,000
Current Portion of Mortgage Notes Payable	841,847	1,060,827
Current Portion of Other Notes Payable	84,464	78,975
Current Portion of Notes Payable to Related Parties	20,271	33,735
Total Current Liabilities	3,173,719	5,136,230
Mortgage Notes Payable	19,475,104	22,946,618
Notes Payable to Related Parties	51,894	59,777
Other Notes Payable	169,756	169,438

TOTAL LIABILITIES	22,870,473	28,312,063

MINORITY INTEREST IN PARTNERSHIP	1,910,952	1,878,824

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,190,691 and 8,719,649 shares issued and outstanding at July 31, and January 31, 2005, respectively	17,772,241	16,568,246
Treasury Stock, 7,377,570 and 7,391,825 shares held at July 31, and January 31, 2005, respectively	(10,282,142)	(10,303,612)
TOTAL SHAREHOLDERS’ EQUITY	7,490,099	6,264,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,271,524	36,455,521

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2005	2004

REVENUE
Room	$8,881,798	9,837,589
Food and Beverage	555,945	629,457
Telecommunications	37,516	50,466
Other	317,760	181,202
Management and Trademark Fees, including $68,571 and $56,746 from related parties, respectively	165,345	127,537
Payroll Reimbursements, including $1,096,819 and $1,065,459 from related parties, respectively	1,467,849	1,454,944
TOTAL REVENUE	11,426,213	12,281,195

OPERATING EXPENSES
Room	2,281,293	2,618,917
Food and Beverage	582,355	598,104
Telecommunications	97,858	114,993
General and Administrative	2,292,894	2,339,012
Sales and Marketing	685,690	891,305
Repairs and Maintenance	710,773	709,364
Hospitality	377,822	428,474
Utilities	579,719	629,478
Hotel Property Depreciation	1,043,832	1,410,478
Real Estate and Personal Property Taxes, Insurance and Ground Rent	680,106	683,878
Other	94,138	115,270
Payroll Expenses	1,467,849	1,454,944
TOTAL OPERATING EXPENSES	10,894,329	11,994,217
OPERATING INCOME	531,884	286,978
Gain on Disposition of Hotels	—	5,113,540
Interest Income	873	6,641
TOTAL OTHER INCOME	873	5,120,181
Interest on Mortgage Notes Payable	981,951	1,096,615
Interest on Notes Payable to Banks	10,414	11,333
Interest on Notes Payable and Advances to Related Parties	5,187	93,270
Interest on Other Notes Payable	8,318	9,820
TOTAL INTEREST EXPENSE	1,005,870	1,211,038

(LOSS) INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(473,113)	4,196,121
LESS MINORITY INTEREST	(373,168)	2,087,927
(LOSS) INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$(99,945)	2,108,194
INCOME TAX PROVISION (Note 7)	(82,000)	(109,000)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	(854,402)
(LOSS) INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(181,945)	1,144,792

NET (LOSS) INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	$(0.02)	0.89
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	—	(0.38)
NET (LOSS) INCOME PER SHARE - BASIC	$(0.02)	0.51
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,990,311	2,260,502
NET (LOSS) INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	$(0.02)	0.51
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	—	(0.11)
NET (LOSS) INCOME PER SHARE - DILUTED	$(0.02)	0.40
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	8,990,311	8,003,824

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2005	2004

REVENUE
Room	$3,626,691	3,607,403
Food and Beverage	258,603	261,006
Telecommunications	16,199	20,261
Other	118,446	28,588
Management and Trademark Fees, including $30,408 and $28,491 from related parties, respectively	88,610	80,360
Payroll Reimbursements, including $553,318 and $592,112 from related parties, respectively	744,231	924,936
TOTAL REVENUE	4,852,780	4,922,554

OPERATING EXPENSES
Room	1,076,180	1,078,864
Food and Beverage	289,998	252,773
Telecommunications	46,366	59,131
General and Administrative	1,036,650	1,203,946
Sales and Marketing	296,015	357,872
Repairs and Maintenance	342,365	291,581
Hospitality	177,418	175,565
Utilities	306,439	293,219
Hotel Property Depreciation	527,367	656,722
Real Estate and Personal Property Taxes, Insurance and Ground Rent	342,237	311,735
Other	44,675	49,879
Payroll Expenses	744,231	924,936
TOTAL OPERATING EXPENSES	5,229,941	5,656,223
OPERATING LOSS	(377,161)	(733,669)
Interest Income	401	6,418
TOTAL OTHER INCOME	401	6,418
Interest on Mortgage Notes Payable	492,482	497,273
Interest on Notes Payable to Banks	4,729	2,417
Interest on Notes Payable and Advances to Related Parties	1,389	12,186
Interest on Other Notes Payable	4,101	6,014
TOTAL INTEREST EXPENSE	502,701	517,890

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(879,461)	(1,245,141)
LESS MINORITY INTEREST	(332,573)	(310,593)
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	(546,888)	(934,548)
INCOME TAX PROVISION (Note 7)	(50,000)	—
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(596,888)	(934,548)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	(0.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	9,137,472	2,354,669

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income Attributable to Shares of Beneficial Interest	$(181,945)	1,144,792
Adjustments to Reconcile Net (Loss) Income Attributable to Shares of Beneficial Interest to Net Cash Provided By (Used In) Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	—	854,402
Minority Interest	(373,168)	1,813,330
Net Income from Variable Interest Entity	—	306,830
Deferred gain	—	33,750
Issuance of Shares for Variable Interest Entity	—	155,000
Provision for uncollectible receivables	290,911	98,843
Depreciation and Amortization	1,062,403	1,430,065
Gain (Loss) on Disposal	7,769	(5,108,637)
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
(Increase) Decrease in Accounts Receivable	16,233	(6,193)
Decrease (Increase) in Prepaid Expenses and Other Assets	(117,641)	188,772
(Decrease) in Accounts Payable and Accrued Expenses	(627,048)	(1,473,320)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	77,514	(562,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	119,936	38,971
Cash Received from Disposition of Hotel Properties	1,190,192	9,612,137
Improvements and Additions to Hotel Properties	(476,210)	(611,941)
NET CASH PROVIDED BY INVESTING ACTIVITIES	833,918	9,039,167

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(523,312)	(5,593,097)
Payments on Notes Payable to Banks	(1,505,000)	(720,000)
Borrowings on Notes Payable to Banks	1,205,000	—
Repurchase of Partnership Units	—	(453,223)
Repurchase of Treasury Stock	(20,406)	(59,498)
Payments on Notes and Advances Payable to Related Parties	(21,347)	(1,616,036)
Borrowings on Notes and Advances Payable to Related Parties	—	198,000
Payments on Other Notes Payable	(46,393)	(55,990)
Distribution to Owners from Variable Interest Entities	—	(85,683)
NET CASH USED IN FINANCING ACTIVITIES	(911,458)	(8,385,527)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26)	91,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,343	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,317	91,274

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 2005 AND 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the state of Ohio that at July 31, 2005 owned, through a partnership interest in RRF Limited Partnership (the “Partnership”), four hotels and one hotel directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico.  The Trust is the sole general partner in the Partnership.  The hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Trust hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Wirth”) and one unrelated hotel property with 131 suites.  Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Trust hotels, as well as the four hotels owned by affiliates of Wirth with an aggregate of 544 suites and two unrelated hotel properties with an aggregate of 305 suites.  The revenue and expenses related to these contracts have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 68.43% and 57.18% on July 31, 2005 and 2004, respectively, and the weighted average for the six months ended July 31, 2005 and 2004 was 66.81% and 56.53%, respectively.  The weighted average for the three months ended July 31, 2005 and 2004 was 67.93% and 57.15%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  As of July 31, 2005, a total of 762,599 Class A limited partnership units were issued and outstanding.  Additionally, a total of 3,407,938 Class B limited partnership units were held by Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is convertible only with the approval of the Board of Trustees, in its sole discretion.  As of July 31, 2005, 1,160,000 Class B limited partnership units had been converted.  If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 4,170,537 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.  For the six months ended July 31, 2004, financial results of Suite Hospitality Management, Inc. (the “Management Company”) and InnSuites Licensing Corp. (“Licensing Corp.”) are consolidated with the Trust in compliance with Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), and all significant intercompany transactions and balances have been eliminated. As of June 8, 2004, when the Trust acquired the management and licensing agreements, the Management Company and Licensing Corp. do not meet the criteria to be considered variable interest entities under FIN 46R and have not been consolidated for the six months ended July 31, 2005.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2005.

RECLASSIFICATIONS

The Trust has reclassified certain balances on the January 31, 2005 balance sheet to conform to the July 31, 2005 presentation of a classified balance sheet. The reclassifications had no effect on net income or total shareholders’ equity.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards No. 144. If the carrying value of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset.  The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees and other revenue are recognized as earned as services are provided and items are sold.  Payroll reimbursements are recorded as personnel are provided and are not netted with the corresponding payroll expense.

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share have been computed based on the weighted-average number of shares outstanding during the periods and potentially dilutive securities.

For the six months ended July 31, 2005 and 2004, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 4,384,701 and 5,743,322 for the first six months of fiscal year 2006 and 2005, respectively.

For the six months ended July 31, 2004, 241,200 stock options are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect because the option exercise prices were higher than the average market price of the Trust’s Shares of Beneficial Interest.  As of July 31, 2005, the Trust has no stock options outstanding.  During the second quarter of fiscal year 2006, the Trust accepted the voluntary surrender of all outstanding stock options.  The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the American Stock Exchange.  The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future.

3. RELATED PARTY TRANSACTIONS

As of July 31, 2005 and 2004, Wirth and his affiliates held 3,407,938 and 4,467,938 Class B limited partnership units in the Partnership, respectively. As of July 31, 2005 and 2004, Wirth and his affiliates held 5,817,866 and 610,563 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $8,905 and $406,516 (most of which was accrued in prior periods) for the six months ended July 31, 2005 and 2004, respectively. The Trust recognized interest expense on related party notes to Wirth and his affiliates in the amounts of $2,223 and $88,168 for the six months ended July 31, 2005 and 2004, respectively.  The Trust had accrued but unpaid interest on related party notes to Wirth and his affiliates in the amounts of $0 and $6,682 as of July 31, 2005 and January 31, 2005, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $2,964 and $5,101 for the six months ended July 31, 2005 and 2004, respectively, which was paid during the same time periods.  The Trust had no unpaid interest on these notes as of July 31, 2005 and January 31, 2005.

Notes and advances payable to related parties consist of notes payable to Mason Anderson, Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. (Mr. Anderson decided not to stand for re-election as Trustee at the Annual Meeting on August 25, 2005.) The aggregate amounts outstanding were approximately $72,000 and $94,000 as of July 31, 2005 and January 31, 2005, respectively. The notes and advances payable to related parties consist of:

	July 31, 2005	January 31, 2005
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $2,408 through September 2005.	$4,775	$18,771

Note payable to Wayne Anderson, son of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	23,546	26,114

Note payable to Karen Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	23,546	26,115

Note payable to Kathy Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	20,298	22,512

Totals	$72,165	$93,512

On July 28, 2005, the Trust sold its Phoenix, Arizona property to an affiliate of Wirth. (See Note 6 - “Sale of Hotel Property.”)

4. NOTES PAYABLE TO BANKS

The Trust has a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership, all dated July 21, 2004.  The line of credit is secured by the assets of the Trust alone, which is comprised mainly of its investment in the subsidiaries.  Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (7.25% as of July 31, 2005) per annum, and is required to make monthly interest-only payments.  The line of credit matured on July 20, 2005.  The Trust and the lender agreed to extend the maturity date to September 20, 2005.  The Trust is currently negotiating with the lender to renew the line of credit for one year.  As of July 31, 2005, the Trust had an outstanding balance of $200,000 under the line of credit.

5. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,018,964 and $1,524,852 in cash for interest for the six months ended July 31, 2005 and 2004, respectively.

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

For purposes of preparing the Trust’s Unaudited Consolidated Statements of Cash Flows for the first six months of fiscal year 2005, the following adjustments were made to the January 31, 2004 balances of certain assets and liabilities as a result of the consolidation of the financial results of the Management Company and Licensing Corp. with the financial results of the Trust:

Accounts Receivable	$120,705
Prepaids and Other Assets	$2,515
Accounts Payable and Accrued Expenses	$214,526
Notes Payable to Banks	$720,000
Other Notes Payable	$43,026

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

During the first quarter of fiscal year 2005, the Trust recorded an increase in its hotel properties’ carrying values in the aggregate amount of $98,684 which reflected the excess of the amount paid by the Trust to purchase limited partnership units in the Partnership from minority interest holders over the book value of such purchased units.

During the second quarter of fiscal year 2005, the Trust recorded an increase in its hotel properties’ carrying values in the aggregate amount of $3,299 which reflected the excess of the amount paid by the Trust to purchase limited partnership units in the Partnership from minority interest holders over the book value of such purchased units.

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

During the first quarter of fiscal year 2006, the Trust issued 322,242 Shares of Beneficial Interest with an aggregate value of $406,025 in exchange for 322,242 Class A limited partnership units in the Partnership held by unrelated third parties.

During the second quarter of fiscal year 2006, the Trust issued 74,545 Shares of Beneficial Interest with an aggregate value of $91,690 in exchange for 74,545 Class A limited partnership units in the Partnership held by unrelated third parties.

During the second quarter of fiscal year 2006, the Trust issued 60,000 Shares of Beneficial Interest with an aggregate value of $85,800 in exchange for 60,000 Class B limited partnership units in the Partnership held by unrelated third parties.

During the second quarter of fiscal year 2006, the Trust issued a promissory note in the principal amount of $52,000 to an unrelated third party in exchange for 30,000 Class A limited partnership units in the Partnership.

6. SALE OF HOTEL PROPERTY

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million.  The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing.  The total gain on the sale in the amount of $1.8 million was recorded as a capital contribution due to the relationship between Wirth and the Trust.  This capital contribution had a positive net effect on the Trust’s shareholders’ equity of $1.3 million, which is net of the 31.6% minority interest in the Phoenix, Arizona hotel property.

7. INCOME TAXES

The Trust has recorded income tax provisions of $82,000 and $109,000 for the six months ended July 31, 2005 and 2004, respectively.  The Trust has a net deferred tax asset of $170,000 at both July 31 and January  31, 2005.  The Trust has a current income tax liability of $367,000 and $330,000 as of July 31, 2005 and January 31, 2005, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust owns the sole general partner’s interest in the Partnership.  The Trust’s principal source of cash flows is the operations of the Hotels and management and licensing contracts held with affiliated and third-party hotels outside the Trust.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. The operating performance of the Trust is principally related to the performance of the Hotels.  Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy increased to 72.1%, an increase of 1.6% from the prior year period.  ADR decreased $0.40 to $72.22 from $72.62 in the prior year period.  REVPAR increased $0.89 to $52.11 from $51.22 in the prior year period due to the increased occupancy.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE SIX MONTHS ENDED JULY 31,
	2005	2004
OCCUPANCY	72.1%	70.5%
AVERAGE DAILY RATE (ADR)	$72.22	72.62
REVENUE PER AVAILABLE ROOM (REVPAR)	$52.11	51.22

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE SIX MONTHS ENDED JULY 31, 2005 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2004

A summary of the operating results for the six months ended July 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$11,426,213	$12,281,195	$(854,982)	(7.0)%
Operating Income	$531,884	$286,978	$244,906	85.3%
Gain on Disposition of Hotels	$—	$5, 113,540	$(5, 113,540)	>(100.0)%
Loss from Cumulative Effect of Adoption of Accounting Principle	$—	$(854,402)	$854,402	100.0%
Net Income (Loss) Attributable to Shares of Beneficial Interest	$(181,945)	$1,144,792	$(1,326,737)	>(100.0)%
Net Income (Loss) Per Share - Basic	$(0.02)	$0.51	$(0.53)	>(100.0)%
Net Income (Loss) Per Share - Diluted	$(0.02)	$0.40	$(0.42)	>(100.0)%

Total Trust revenue decreased $855,000, or 7.0%, to $11.4 million from $12.3 million when comparing the six months ended July 31, 2005 and 2004, respectively.  The decrease was primarily due to the disposition of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005.  These properties resulted in $905,000 in total revenues reported in the consolidated Trust financials for the six months ended July 31, 2004.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased $906,000, or 8.5%, due primarily to the dispositions discussed above.

Total expenses decreased $1.3 million, or 9.9%, to $11.9 million from $13.2 million when comparing the six months ended July 31, 2005 and 2004.  Total operating expenses decreased $1.1 million, or 9.2%, to $10.9 million from $12.0 million for the six months ended July 31, 2005 and 2004, respectively.  The decrease was primarily due to the disposition of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005, which resulted in $574,000 of reduced expenses and reduced depreciation expenses due to a large portion of the Trust’s assets becoming fully depreciated at the end of fiscal year 2005 and the cessation of depreciation on the Phoenix, Arizona hotel in the first six months of fiscal year 2006, as it was classified as “held for sale.”

General and administrative expenses for the six months ended July 31, 2005 remained consistent with the prior year total of $2.3 million.

Hotel property depreciation decreased $367,000, or 26.0%, to $1.0 million from $1.4 million when comparing the six months ended July 31, 2005 and 2004, respectively.  The decrease was primarily due to a large portion of the Trust’s assets becoming fully depreciated at the end of fiscal year 2005 and the cessation of depreciation on the Phoenix, Arizona hotel in the first six months of fiscal year 2006, as it was classified as “held for sale.”

Total interest expense decreased $205,000, or 16.9%, to $1.0 million from $1.2 million when comparing the six months ended July 31, 2005 and 2004, respectively. Interest on mortgage notes payable decreased $115,000, or 10.5%, due to the sale of properties discussed above.  Interest on notes payable and advances payable to related parties decreased $88,000, or 94.4%, to $5,000 from $93,000 when comparing the six months ended July 31, 2005 and 2004, respectively, due to the reduction of debt owed to related parties in connection with the sales of the Tempe, Arizona and San Diego, California properties.

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million.  The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing.  In accordance with U.S. generally accepted accounting principals, the total gain on the sale of $1.8 million was recorded as a capital contribution to the Trust due to the relationship between Wirth and the Trust.  This capital contribution had a positive net effect on the Trust’s shareholders’ equity in the amount of  $1.3 million.  If the sale were to an unaffiliated party, the Trust would have recorded a gain on disposition in the amount of  $1.2 million, or $0.14 per basic share, for the six months ended July 31, 2005.  Such a transaction would have increased the Trust’s earnings per share from a loss of $(0.02) to income of $0.12.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2004

A summary of the operating results for the three months ended July 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$4,852,780	$4,922,554	$(69,774)	(1.4)%
Operating Loss	$(377,161)	$(733,669)	$356,508	48.6%
Net Loss Attributable to Shares of Beneficial Interest	$(596,888)	$(934,548)	$337,660	36.1%
Net Loss Per Share – Basic and Diluted	$(0.07)	$(0.40)	$0.33	82.5%

Total Trust revenue was $4.9 million for the three months ended July 31, 2005, which was consistent with the prior year total.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 2.6% to $4.0 million from $3.9 million when comparing the three months ended July 31, 2005 and 2004, respectively.

Total expenses decreased $442,000, or 7.2%, to $5.7 million from $6.2 million when comparing the three months ended July 31, 2005 and 2004.  Total operating expenses decreased $426,000, or 7.5%, to $5.2 million from $5.7 million for three months ended July 31, 2005 and 2004, respectively.  The decrease was primarily due to expenses related to the purchase of the management and licensing contracts during the second quarter of fiscal year 2005, reduced depreciation expense and decreased payroll processed for hotels managed by InnSuites Hotels.

General and administrative expenses decreased $167,000, or 13.9%, to $1.0 million from $1.2 million when comparing the three months ended July 31, 2005 and 2004, respectively.  The decrease was primarily due to expenses related to the purchase of the management and licensing contracts during the second quarter of fiscal year 2005.

Hotel property depreciation decreased $129,000, or 19.7%, to $527,000 from $657,000 when comparing the three months ended July 31, 2005 and 2004, respectively.  The decrease was primarily due to a large portion of the Trust’s assets becoming fully depreciated at the end of fiscal year 2005 and the cessation of depreciation on the Phoenix, Arizona hotel in the second quarter of fiscal year 2006, as it was being “held for sale.”

Total interest expense was consistent with the prior year total, decreasing $15,000, or 2.9%, to $503,000 from $518,000 when comparing the three months ended July 31, 2005 and 2004, respectively.

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

The Trust has principal of $408,647 due and payable for the remainder of fiscal year 2006 under mortgage notes payable.  For the twelve months between August 1, 2005 and July 31, 2006, the Trust has principal of $841,847 due and payable under mortgage notes payable.  The Trust anticipates that cash flows from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2006 under notes and advances payable to Wirth and his affiliates.

The Trust’s bank line of credit expires during September 2005.  The Trust is currently in negotiations to renew the line of credit. The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties.  As of July 31, 2005, $124,000 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2005, the Hotels spent approximately $476,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  The Hotels also spent approximately $711,000 during the six months ended July 31, 2005 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2005, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

The Trust may acquire or develop additional hotels only as suitable opportunities arise, and the Trust will not undertake acquisition or redevelopment of properties unless adequate sources of financing are available. Funds for future acquisitions or development of hotels are expected to be derived, in whole or in part, from borrowings or from the proceeds of additional issuances of Shares of Beneficial Interest or other securities. However, there can be no assurance that the Trust will successfully acquire or develop additional hotels.

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

SEASONALITY

The Hotels’ operations historically have been seasonal. The three southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest period of occupancy at those three southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenue. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business. To the extent that cash flows from operations are insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, the Trust may utilize other cash on hand or borrowings to make distributions to its shareholders or to meet operating needs. No assurance can be given that the Trust will make distributions in the future.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; and (vi) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  There have been no significant changes in the Trust’s debt structure during the six months ended July 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

None.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended July 31, 2005, the Trust acquired 2,300 Shares of Beneficial Interest in open market transactions at an average price of $1.56 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 2,420 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 – May 31, 2005	900	$1.48	900	33,820
June 1 – June 30, 2005	1,400	$1.61	1,400	2,420	*
July 1 – July 31, 2005	—	—	—	2,420

*During the month of June, 2005, the Trust repurchased 30,000 Class A Partnership Units under the share repurchase program at $1.74 per unit by issuing a promissory note for $52,000.

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

INNSUITES HOSPITALITY TRUST

Dated:	September 6, 2005	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	September 6, 2005	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer