Form 10-Q
period 2005-10-31
INNSUITES HOSPITALITY TRUST
filed 2005-12-06
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of November 30, 2005:  9,252,147.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2005	JANUARY 31, 2005
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$94,763	1,343
Restricted Cash	235,605	250,642
Accounts Receivable, including $5,388 and $144,928 from related parties, net of Allowance for Doubtful Accounts of $133,000 and $278,000, respectively	661,486	969,751
Prepaid Expenses and Other Current Assets	540,785	525,851
Total Current Assets	1,532,639	1,747,587
Hotel Properties, net	30,300,739	31,190,139
Hotel Properties Held for Sale, net	—	3,121,235
Deferred Finance Costs, Long-Term Portion	184,546	226,560
Deferred Income Tax Benefit	170,000	170,000
TOTAL ASSETS	$32,187,924	36,455,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses, including $164,807 and $153,811 accrued interest and payables to related parties as of October 31, and January 31, 2005, respectively	$2,333,269	2,762,693
Purchase Deposit from Related Party	—	700,000
Notes Payable to Banks	300,000	500,000
Current Portion of Mortgage Notes Payable	794,603	1,060,827
Current Portion of Other Notes Payable	89,825	78,975
Current Portion of Notes Payable to Related Parties	415,768	33,735
Total Current Liabilities	3,933,465	5,136,230
Mortgage Notes Payable	19,320,628	22,946,618
Notes Payable to Related Parties	47,848	59,777
Other Notes Payable	169,464	169,438

TOTAL LIABILITIES	23,471,405	28,312,063

MINORITY INTEREST IN PARTNERSHIP	1,595,467	1,878,824

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,252,549 and 8,719,649 shares issued and outstanding at October 31, and January 31, 2005, respectively	17,416,798	16,568,246
Treasury Stock, 7,387,394 and 7,391,825 shares held at October 31, and January 31, 2005, respectively	(10,295,746)	(10,303,612)
TOTAL SHAREHOLDERS’ EQUITY	7,121,052	6,264,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,187,924	36,455,521

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2005	2004

REVENUE
Room	$12,264,755	13,518,541
Food and Beverage	807,897	935,971
Telecommunications	49,050	75,089
Other	421,184	381,172
Management and Trademark Fees, including $124,720 and $76,830 from related parties, respectively	271,656	212,077
Payroll Reimbursements, including $1,740,913 and $1,653,247 from related parties, respectively	2,309,829	2,229,259
TOTAL REVENUE	16,124,371	17,352,109

OPERATING EXPENSES
Room	3,245,728	3,777,676
Food and Beverage	869,140	898,468
Telecommunications	124,525	174,124
General and Administrative	3,031,065	3,125,676
Sales and Marketing	1,020,336	1,269,546
Repairs and Maintenance	1,096,186	1,037,609
Hospitality	522,352	623,623
Utilities	902,851	954,053
Hotel Property Depreciation	1,570,473	2,076,520
Real Estate and Personal Property Taxes, Insurance and Ground Rent	954,293	999,100
Other	142,153	149,708
Payroll Expenses	2,309,829	2,229,259
TOTAL OPERATING EXPENSES	15,788,931	17,315,362
OPERATING INCOME	335,440	36,747
Gain on Disposition of Hotels	—	5,113,540
Interest Income	1,447	7,158
TOTAL OTHER INCOME	1,447	5,120,698
Interest on Mortgage Notes Payable	1,413,621	1,592,895
Interest on Notes Payable to Banks	19,649	15,947
Interest on Notes Payable and Advances to Related Parties	7,863	100,411
Interest on Other Notes Payable	12,800	20,454
TOTAL INTEREST EXPENSE	1,453,933	1,729,707

INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(1,117,046)	3,427,738
LESS MINORITY INTEREST	(656,670)	1,717,046
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$(460,376)	1,710,692
INCOME TAX PROVISION (Note 7)	(89,175)	(52,000)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	(854,402)
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(549,551)	804,290

NET INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	$(0.06)	0.72
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	—	(0.37)
NET INCOME (LOSS) PER SHARE - BASIC	$(0.06)	0.35
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,064,272	2,291,003
NET INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	$(0.06)	0.39
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	—	(0.11)
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.06)	0.28
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,064,077	8,005,450

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2005	2004

REVENUE
Room	$3,382,957	3,680,952
Food and Beverage	251,952	306,514
Telecommunications	11,534	24,623
Other	103,424	191,648
Management and Trademark Fees, including $56,149 and $20,084 from related parties, respectively	106,311	84,539
Payroll Reimbursements, including $644,094 and $587,788 from related parties, respectively	841,980	774,315
TOTAL REVENUE	4,698,158	5,062,591

OPERATING EXPENSES
Room	964,435	1,158,758
Food and Beverage	286,785	300,364
Telecommunications	26,667	59,131
General and Administrative	738,171	825,317
Sales and Marketing	334,646	378,241
Repairs and Maintenance	385,413	328,245
Hospitality	144,530	195,149
Utilities	323,132	324,575
Hotel Property Depreciation	526,641	666,041
Real Estate and Personal Property Taxes, Insurance and Ground Rent	274,187	315,222
Other	48,015	21,215
Payroll Expenses	841,980	774,315
TOTAL OPERATING EXPENSES	4,894,602	5,346,573
OPERATING LOSS	(196,444)	(283,982)
Interest Income	574	518
TOTAL OTHER INCOME	574	518
Interest on Mortgage Notes Payable	431,670	496,280
Interest on Notes Payable to Banks	9,235	4,614
Interest on Notes Payable and Advances to Related Parties	2,676	10,831
Interest on Other Notes Payable	4,482	6,943
TOTAL INTEREST EXPENSE	448,063	518,668

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(643,933)	(802,132)
LESS MINORITY INTEREST	(279,440)	(404,630)
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	(364,493)	(397,502)
INCOME TAX PROVISION (Note 7)	(7,175)	57,000
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(371,668)	(340,502)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.04)	(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	9,209,205	2,351,342

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income Attributable to Shares of Beneficial Interest	$(549,551)	804,290
Adjustments to Reconcile Net (Loss) Income Attributable to Shares of Beneficial Interest to Net Cash Provided By (Used In) Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	—	854,402
Minority Interest	(656,670)	1,408,700
Net Income from Variable Interest Entity	—	308,347
Issuance of Shares for Variable Interest Entity	—	155,000
Provision for Uncollectible Receivables	312,697	184,082
Depreciation and Amortization	1,597,944	2,105,469
Gain (Loss) on Disposal	12,146	(5,135,422)
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
(Increase) Decrease in Accounts Receivable	46,751	(169,088)
Decrease (Increase) in Prepaid Expenses and Other Assets	(88,703)	13,630
(Decrease) in Accounts Payable and Accrued Expenses	(320,915)	(1,162,625)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	353,699	(633,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	8,000	4,672
Cash Received from Disposition of Hotel Properties	1,190,192	9,612,137
Improvements and Additions to Hotel Properties	(808,389)	(864,213)
NET CASH PROVIDED BY INVESTING ACTIVITIES	389,803	8,752,596

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(725,032)	(5,838,082)
Payments on Notes Payable to Banks	(1,797,000)	(720,000)
Borrowings on Notes Payable to Banks	1,597,000	500,000
Repurchase of Partnership Units	(774)	(453,223)
Repurchase of Treasury Stock	(26,759)	(62,997)
Payments on Notes and Advances Payable to Related Parties	(29,896)	(1,660,056)
Borrowings on Notes and Advances Payable to Related Parties	400,000	398,000
Payments on Other Notes Payable	(67,621)	(89,172)
Distribution to Owners from Variable Interest Entities	—	(85,683)
NET CASH USED IN FINANCING ACTIVITIES	(650,082)	(8,011,213)
NET DECREASE IN CASH AND CASH EQUIVALENTS	93,420	108,168
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,343	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,763	108,168

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2005 AND 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at October 31, 2005 owned, through a partnership interest in RRF Limited Partnership (the “Partnership”), four hotels and one hotel directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico.  The Trust is the sole general partner in the Partnership.  The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Wirth”) and one unrelated hotel property with 131 suites.  Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Wirth with an aggregate of 544 suites and two unrelated hotel properties with an aggregate of 305 suites.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 69.08% and 57.18% on October 31, 2005 and 2004, respectively, and the weighted average for the nine months ended October 31, 2005 and 2004 was 67.45% and 56.65%, respectively.  The weighted average for the three months ended October 31, 2005 and 2004 was 68.71% and 57.18%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  As of October 31, 2005, a total of 677,249 Class A limited partnership units were issued and outstanding.  Additionally, a total of 3,407,938 Class B limited partnership units were held by Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is convertible only with the approval of the Board of Trustees, in its sole discretion.  As of October 31, 2005, 1,160,000 Class B limited partnership units had been converted into Shares of Beneficial Interest.  If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 4,085,187 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.  For the nine months ended October 31, 2004, financial results of Suite Hospitality Management, Inc. (the “Management Company”) and InnSuites Licensing Corp. (“Licensing Corp.”) are consolidated with the Trust in compliance with Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), and all significant intercompany transactions and balances have been eliminated. As of June 8, 2004, when the Trust acquired the management and licensing agreements, the Management Company and Licensing Corp. no longer met the criteria to be considered variable interest entities under FIN 46R and have not been consolidated subsequent to June 8, 2004.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2005.

RECLASSIFICATIONS

The Trust has reclassified certain balances on the January 31, 2005 balance sheet to conform to the October 31, 2005 presentation of a classified balance sheet. The reclassifications had no effect on net income or total shareholders’ equity.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards No. 144. If the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset.  The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

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

For the nine months ended October 31, 2005 and 2004, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 4,300,150 and 5,714,447 for the first nine months of fiscal year 2006 and 2005, respectively.

For the nine months ended October 31, 2004, 243,600 stock options are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect because the option exercise prices were higher than the average market price of the Trust’s Shares of Beneficial Interest.  As of October 31, 2005, the Trust has no stock options outstanding.  During the second quarter of fiscal year of 2006, the Trust accepted the voluntary surrender of all outstanding stock options.  The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the American Stock Exchange.  The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Trust’s financial position or results of operations.

3. RELATED PARTY TRANSACTIONS

As of October 31, 2005 and 2004, Wirth and his affiliates held 3,407,938 and 4,467,938 Class B limited partnership units in the Partnership, respectively. As of October 31, 2005 and 2004, Wirth and his affiliates held 5,832,866 and 610,563 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $8,905 and $418,189 (most of which was accrued in prior periods) for the nine months ended October 31, 2005 and 2004, respectively. The Trust recognized interest expense on related party notes to Wirth and his affiliates in the amounts of $3,701 and $100,411 for the nine months ended October 31, 2005 and 2004, respectively.  The Trust had accrued but unpaid interest on related party notes to Wirth and his affiliates in the amounts of $1,478 and $6,682 as of October 31, 2005 and January 31, 2005, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $4,162 and $0 for the nine months ended October 31, 2005 and 2004, respectively, which was paid during the same time periods.  The Trust had no unpaid interest on these notes as of October 31, 2005 and January 31, 2005.

Notes and advances payable to related parties at October 31, 2005 and January 31, 2005 consist of notes payable to Rare Earth Financial, LLC, an affiliate of Wirth and notes payable to Mason Anderson, Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. As of August 25, 2005, Mr. Anderson was replaced on the Board of Trustees. The aggregate amounts outstanding were approximately $464,000 and $94,000 as of October 31, 2005 and January 31, 2005, respectively. The notes and advances payable to related parties consist of:

	October 31, 2005	January 31, 2005
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $2,408 through September 2005.	$—	$18,771

Note payable to Wayne Anderson, son of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	22,227	26,114

Note payable to Karen Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	22,227	26,115

Note payable to Kathy Anderson, daughter of Mason Anderson, Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	19,162	22,512

Note payable to Rare Earth Financial, LLC, affiliate of Wirth, bearing interest at 7% per annum, and secured by the Partnership’s ownership interest in Tucson St. Mary’s Hospitality LLC. Due in one payment of principal and accrued interest in April 2006.	400,000	—

Totals	$463,616	$93,512

On July 28, 2005, the Trust sold its Phoenix, Arizona property to an affiliate of Wirth. (See Note 6 - “Sale of Hotel Property.”)

4. NOTES PAYABLE TO BANKS

The Trust has a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership, all dated July 21, 2004.  The line of credit is secured by the assets of the Trust alone, which is comprised mainly of its investment in its subsidiaries.  Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (7.75% as of October 31, 2005) per annum, and is required to make monthly interest-only payments.  The line of credit was scheduled to mature on September 20, 2005 but that maturity date has been extended on an interim basis by the lender, pending documentation of the line of credit's new maturity date.

The Trust expects to receive documentation evidencing its agreement with the lender to extend the maturity date until May 31, 2006 by mid-December.  As of October 31, 2005, the Trust had an outstanding balance of $300,000 under the line of credit.

5. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,452,356 and $2,036,788 in cash for interest for the nine months ended October 31, 2005 and 2004, respectively.

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

During the third quarter of fiscal year 2005, the Trust issued a promissory note in the principal amount of $2,435 to an unrelated third party in exchange for 1,623 Shares of Beneficial Interest in the Trust.

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

During the third quarter of fiscal year 2006, the Trust issued promissory notes in the principal amount of $26,500 to an unrelated third party in exchange for 13,668 Class A limited partnership units in the Partnership and 5,324 Shares of Beneficial Interest in the Trust.

6. SALE OF HOTEL PROPERTY

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million.  The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing.  The total gain on the sale in the amount of $1.8 million was recorded as a capital contribution due to the relationship between Wirth and the Trust.  This capital contribution had a positive net effect on the Trust’s shareholders’ equity of $1.3 million, which is net of the 30.9% minority interest in the Phoenix, Arizona hotel property.

7. INCOME TAXES

The Trust has recorded income tax provisions of $89,000 and $52,000 for the nine months ended October 31, 2005 and 2004, respectively.  The Trust has a net deferred tax asset of $170,000 at both October 31, 2005 and January 31, 2005.  The Trust has a current income tax liability of $249,000 and $330,000 as of October 31, 2005 and January 31, 2005, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on Trust’s financial position or results of operations.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. The operating performance of the Trust is principally related to the performance of the Hotels.  Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy improved to 69.1%, an increase of 0.5% from the prior year period.  ADR increased $0.70 to $71.60 from $70.90 in the prior year period.  REVPAR increased $0.85 to $49.46 from $48.61 in the prior year period due to the increased occupancy and ADR.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2005	2004
OCCUPANCY	69.1%	68.6%
AVERAGE DAILY RATE (ADR)	$71.60	70.90
REVENUE PER AVAILABLE ROOM (REVPAR)	$49.46	48.61

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE NINE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2004

A summary of the operating results for the nine months ended October 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$16,124,371	$17,352,109	$(1,227,738)	(7.1)%
Operating Income	$335,440	$36,747	$298,693	>100.0%
Gain on Disposition of Hotels	$—	$5, 113,540	$(5, 113,540)	(100.0)%
Loss from Cumulative Effect of Adoption of Accounting Principle	$—	$(854,402)	$854,402	100.0%
Net Income (Loss) Attributable to Shares of Beneficial Interest	$(549,551)	$804,290	$(1,353,841)	>(100.0)%
Net Income (Loss) Per Share - Basic	$(0.06)	$0.35	$(0.41)	>(100.0)%
Net Income (Loss) Per Share - Diluted	$(0.06)	$0.28	$(0.34)	>(100.0)%

Total Trust revenue decreased $1.2 million, or 7.1%, to $16.1 million from $17.4 million when comparing the nine months ended October 31, 2005 and 2004, respectively.  The decrease was primarily due to the disposition of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005.

These properties resulted in $905,000 in total revenues reported in the consolidated Trust financials for the nine months ended October 31, 2004.  The disposition of the Phoenix, Arizona property during the second quarter of fiscal year 2006 accounted for $244,000 of the decrease.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased $1.4 million, or 9.2%, due primarily to the dispositions discussed above.

Total expenses decreased $1.8 million, or 9.5%, to $17.2 million from $19.0 million when comparing the nine months ended October 31, 2005 and 2004.  Total operating expenses decreased $1.5 million, or 8.8%, to $15.8 million from $17.3 million for the nine months ended October 31, 2005 and 2004, respectively.  The decrease was primarily due to the disposition of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005, which resulted in $574,000 of reduced expenses and reduced depreciation expenses due to a large portion of the Trust’s assets becoming fully depreciated at the end of fiscal year 2005 and the cessation of depreciation on the Phoenix, Arizona hotel in the first six months of fiscal year 2006, as it was classified as “held for sale.”

General and administrative expenses for the nine months ended October 31, 2005 decreased $95,000, or 3.0%, to $3.0 million from $3.1 million in the prior year period.  This is primarily due to the disposition of the Phoenix, Arizona hotel during the second quarter of fiscal year 2006, which accounts for $84,000 of the decrease in these expenses.

Hotel property depreciation decreased $506,000, or 24.4%, to $1.6 million from $2.1 million when comparing the nine months ended October 31, 2005 and 2004, respectively.  The decrease was primarily due to a large portion of the Trust’s assets becoming fully depreciated at the end of fiscal year 2005 and the cessation of depreciation on the Phoenix, Arizona hotel in the first six months of fiscal year 2006, as it was classified as “held for sale.”

Total interest expense decreased $276,000, or 15.9%, to $1.5 million from $1.7 million when comparing the nine months ended October 31, 2005 and 2004, respectively. Interest on mortgage notes payable decreased $179,000, or 11.3%, due to the sale of properties discussed above.  Interest on notes payable and advances payable to related parties decreased $93,000, or 92.2%, to $8,000 from $100,000 when comparing the nine months ended October 31, 2005 and 2004, respectively, due to the reduction of debt owed to related parties in connection with the sales of the Tempe, Arizona and San Diego, California properties.

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million.  The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing.  In accordance with U.S. generally accepted accounting principles, the total gain on the sale of $1.8 million was recorded as a capital contribution to the Trust due to the relationship between Wirth and the Trust.  This capital contribution had a positive net effect on the Trust’s shareholders’ equity in the amount of $1.3 million.  If the sale were to an unaffiliated party, the Trust would have recorded a gain on disposition in the amount of $1.2 million, or $0.14 per basic share, for the nine months ended October 31, 2005.  Such a transaction would have increased the Trust’s earnings per share from a loss of $(0.06) to income of $0.08.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004

A summary of the operating results for the three months ended October 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$4,698,158	$5,062,591	$(364,433)	(7.2)%
Operating Loss	$(196,444)	$(283,982)	$87,538	30.8%
Net Loss Attributable to Shares of Beneficial Interest	$(371,668)	$(340,502)	$(31,166)	(9.2)%
Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.14)	$0.10	71.4%

Total Trust revenue was $4.7 million for the three months ended October 31, 2005, a decrease of $364,000, or 7.2%, from the prior year total.  The decrease is primarily due to the disposition of the Phoenix, Arizona property during the second quarter of fiscal year 2006, which accounted for a $244,000 decrease in revenues in the third quarter.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 10.8% to $3.7 million from $4.2 million when comparing the three months ended October 31, 2005 and 2004, respectively, primarily due to the reasons stated above.

Total expenses decreased $523,000, or 8.9%, to $5.3 million from $5.9 million when comparing the three months ended October 31, 2005 and 2004.  Total operating expenses decreased $452,000, or 8.5%, to $4.9 million from $5.3 million for three months ended October 31, 2005 and 2004, respectively.  The decreases in these totals is primarily due to the disposition of the Phoenix, Arizona hotel and lower revenue at the hotels.

General and administrative expenses decreased $87,000, or 10.6%, to $738,000 from $825,000 when comparing the three months ended October 31, 2005 and 2004, respectively.  This is primarily due to the disposition of the Phoenix, Arizona hotel during the second quarter of fiscal year 2006, which accounts for $84,000 of the decrease in these expenses.

Hotel property depreciation decreased $139,000, or 20.9%, to $527,000 from $666,000 when comparing the three months ended October 31, 2005 and 2004, respectively.  The decrease was primarily due to a large portion of the Trust’s assets becoming fully depreciated at the end of fiscal year 2005.

Total interest expense was $448,000 for the three months ended October 31, 2005, a decrease of $71,000, or 13.6%, from the prior year period total of $519,000.  The decrease was primarily due to the disposition of the Phoenix, Arizona property in the second quarter of fiscal year 2006, which reduced mortgage interest expense by $70,000 in the third quarter.

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

The Trust has principal of $206,928 due and payable for the remainder of fiscal year 2006 under mortgage notes payable.  For the twelve months between November 1, 2005 and October 31, 2006, the Trust has principal of $794,603 due and payable under mortgage notes payable.  The Trust anticipates that cash flows from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2006 under notes and advances payable to Wirth and his affiliates.  For the twelve months between November 1, 2005 and October 31, 2006, the Trust has principal of $400,000 due and payable under notes payable to Wirth and his affiliates.

The Trust expects to extend the maturity date of its line of credit to May 31, 2006. The Trust anticipates that, if necessary, it will be able to satisfy this obligation at maturity from cash flows from operations or other sources.

The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties.  As of October 31, 2005, $236,000 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2005, the Hotels spent approximately $808,000 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives.  The Hotels also spent approximately $1.1 million during the nine months ended October 31, 2005 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2005, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

FUTURE POSITIONING

The Trust’s management has identified condo-hotel conversions as a potential opportunity for the Trust.  The conversion concept has become increasingly popular throughout the country, and may have the potential to eclipse time-share or fractional ownership as the preferred vacation, second or third home ownership vehicle.

The Trust, through its wholly-owned subsidiary, InnSuites Hotels, is currently evaluating the potential for condo-hotel ownership primarily for its Arizona locations.  If the Trust determines this concept to be feasible for its current hotel properties, the Trust may realize condominium sales revenue and revenue from long-term management and trademark agreements with potential homeowners’ associations and/or future condominium owners.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; and (vi) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve its objectives, the Trust borrows using fixed rate debt, when possible.  There have been no significant changes in the Trust’s debt structure during the nine months ended October 31, 2005.

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

OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

None.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended October 31, 2005, the Trust acquired 9,824  Shares of Beneficial Interest in open market transactions at an average price of $1.38 per share.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 328,928 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 – August 31, 2005	9,524	$1.39	9,524	342,896
September 1 – September 30, 2005	300	$1.28	300	328,928	*
October 1 – October 31, 2005	—	—	—	—

*During the month of September 2005, the Trust repurchased 13,668 Class A limited partner units in the Partnership under the repurchase plan for an average price of $1.45.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                   OTHER INFORMATION

On October 14, 2005, the Partnership borrowed $400,000 from Rare Earth Financial, LLC, an affiliate of Wirth.  A copy of the Promissory Note evidencing that debt is being filed as Exhibit 10.1 to this Form 10-Q.

ITEM 6.                   EXHIBITS

a)                                                      Exhibits

10.1	Promissory Note dated October 14, 2005 by RRF Limited Partnership in favor of Rare Earth Financial, LLC
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	December 6, 2005	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	December 6, 2005	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer