Form 10-K/A
period 2005-01-31
INNSUITES HOSPITALITY TRUST
filed 2006-03-24
CIK 82473

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 filed on May 16, 2005. The Registrant is filing this Amendment in order to revise (a) its disclosure in Part II - Item 7 under the heading “Contractual Obligations” to include information regarding anticipated interest expense on its contractual obligations and (b) Part II - Item 9A, to reflect the Registrant’s responses to comments received from the Staff of the Securities and Exchange Commission, Division of Corporation Finance. Except as described above, no other changes have been made to the originally filed Form 10-K.

PART II

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

The Trust enters into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

• For a discussion of management and licensing agreements with certain related parties, see “Item 1 - Business - Acquisition of Management and Licensing Contracts.”

• For a discussion of acquisitions involving certain related parties, see “Item 1 - Business - Acquisition of InnSuites Hotels by the Trust.”

• For a discussion of the sales of the Trust’s Scottsdale, Flagstaff and Tempe, Arizona hotels to a related party during fiscal years 2004 and 2005, see “Item 1 - Business - Sale of Hotel Properties” and Note 19 to the Trust’s Consolidated Financial Statements - “Hotel Properties Held for Sale and Sale of Hotel Properties.”

• For a discussion of guarantees of the Trust’s mortgage notes payable by certain related parties, see Note 5 to the Trust’s Consolidated Financial Statements - “Mortgage Notes Payable.”

• For a discussion of notes and advances payable by the Trust to certain related parties, see Note 7 to the Trust’s Consolidated Financial Statements - “Notes and Advances Payable to Related Parties.”

• For a discussion of the Trust’s employment agreement with Mr. Wirth, see Note 12 to the Trust’s Consolidated Financial Statements - “Advisory Agreement/Employment Agreements.”

Results of Operations of the Trust for the year ended January 31, 2005 compared to the year ended January 31, 2004.

Overview

A summary of operating results for the fiscal years ended January 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$22,875,187	$24,211,328	$(1,336,141)	(5.5)%
Operating Loss	$(221,647)	$(272,479)	$50,832	18.7%
Net Income (Loss)	$240,442	$(2,594,317)	$2,834,759	>100.0%
Income (Loss) Per Share - Basic and Diluted	$0.10	$(1.27)	$1.37	>100.0%

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

Results of Operations of the Trust for the year ended January 31, 2004 compared to the year ended January 31, 2003.

Overview
A summary of operating results for the fiscal years ended January 31, 2004 and 2003 is:

	2004	2003	Change	% Change
Revenue	$24,211,328	$26,940,473	$(2,729,145)	(10.1)%
Operating Loss	$(272,479)	$(1,080,639)	$808,160	74.8%
Net Loss	$(2,594,317)	$(3,445,948)	$851,631	24.7%
Loss Per Share - Basic and Diluted	$(1.27)	$(1.67)	$0.40	24.0%

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

Loss on impairment of hotel property was approximately $458,000 for the twelve months ended January 31, 2004. This loss resulted from the write-downs for impairments of the Buena Park, California and Tempe, Arizona hotel properties. During fiscal year 2004, the Trust entered into purchase agreements related to both properties at amounts below their carrying values. The Buena Park, California property was written down by $329,000 to its fair value of $6.5 million, which was its subsequent sales price. The Tempe, Arizona property was written down by $129,000 to its fair value of $6.8 million, which was its subsequent sales price. See Note 19 to the Trust’s Consolidated Financial Statements - “Hotels Held for Sale and Sale of Hotel Properties.” Loss on impairment of hotel property was approximately $590,000 for the twelve months ended January 31, 2003. This loss resulted from the write-down for an impairment of the Scottsdale, Arizona hotel property. The operating performance of the Scottsdale property during that period indicated that it significantly decreased in value, which required management to test the property for recoverability of book value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Based on an appraisal of the property’s fair value, the hotel property’s carrying value was determined not to be recoverable. The hotel property, including land, buildings and improvements and furniture, fixtures and equipment, was written down by $590,000 to its fair value and new basis of $3.1 million. The amount of impairment allocated to Shares of Beneficial Interest was $294,000 and the amount allocated to minority interest was $296,000. The hotel property’s decrease in value was due to changes in the economic conditions, and decreased prospects for future development, in its immediate area. During fiscal year 2004, the impaired property was sold to Scottsdale Eldorado Resort, LLC, an affiliate of Mr. Wirth, for $3.1 million.

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

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Trust does not have any off-balance sheet financing arrangements or liabilities. The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounting Matters” below for a discussion of new accounting interpretations with respect to variable interest entities and the impact of such interpretations on the Trust. See also Note 2 to the Trust’s Consolidated Financial Statements - “Summary of Significant Accounting Policies - Application of New Accounting Standards.”

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at January 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

Mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties	$24,849,370	$1,673,537	$2,564,700	$6,643,302	$13,967,831

Operating leases	7,128,793	196,186	392,372	392,372	6,147,863

TOTAL	$31,978,163	$1,869,723	$2,957,072	$7,035,674	$20,115,694

The Trust expects to incur interest expense in relation to the notes included in the above table as summarized below:

TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

$10,519,880	$1,912,019	$3,482,861	$2,898,244	$2,226,756

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

After June 8, 2004, consolidation of the financial results of the Management Company and Licensing Corp. is no longer required by FIN 46R since InnSuites Hotels acquired the management contracts and licensing agreements from the Management Company on that date. See Note 20 to the Trust’s Consolidated Financial Statements - “Purchase of Management and Licensing Contracts.”

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

Item 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the fourth quarter of fiscal year 2005, the Trust took the actions described below to strengthen its disclosure controls and procedures and internal control over financial reporting in response to the issues described below that were identified by the Trust's management and independent accountants. These actions enabled the principal executive officer and the principal financial officer to conclude that the Trust's disclosure controls and procedures remained effective. Except as described below, there was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

The Trust did not timely file this Annual Report on Form 10-K due to the resignation of McGladrey as the Trust's principal independent accountants on January 20, 2005 and the subsequent engagement of EWC on April 4, 2005, less than a month prior to the due date of this Form 10-K, and the need to resolve certain accounting issues and prepare and file its amended Form 10-K for the fiscal year ended January 31, 2004, which filing was made on May 4, 2005. The Trust believes that these events are non-recurring and believes that it has sufficient staff and resources to timely file its reports with the Commission in the future.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

Exhibit No.	Exhibit
3.1(2)	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust dated June 16, 1998, as further amended on July 12, 1999.

10.1
First Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

10.2(1)(2)	Employment Agreement dated as of January 31, 1998, between InnSuites Hospitality Trust and James F. Wirth.

10.3(1)
Indemnity Agreement dated February 3, 2004 between InnSuites Hospitality Trust and each of James F. Wirth, Marc E. Berg, Steven S. Robson, Peter A. Thoma, and Anthony B. Waters (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 30, 2004).

10.4(1)
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

10.10(2)	Promissory Note dated July 26, 2002 by InnSuites Hospitality Trust in favor of The Anderson Charitable Remainder Unitrust.

14
Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission on April 30, 2004).

21(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Epstein, Weber & Conover, P.L.C., Independent Registered Public Accounting Firm.

23.2(2)	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

31.1(3)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(3)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Management contract or compensatory plan or arrangement.
(2) Previously filed.
(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: March 24, 2006	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 24, 2006	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: March 24, 2006	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: March 24, 2006	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: March 24, 2006	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: March 24, 2006	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: March 24, 2006	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: March 24, 2006	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee