Form 10-Q/A
period 2005-07-31
INNSUITES HOSPITALITY TRUST
filed 2006-03-24
CIK 82473

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2005 filed on September 7, 2005. The Registrant is filing this Amendment in order to revise its Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Note 6 of its Unaudited Financial Statements and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect a change in the Registrant’s accounting treatment with respect to the sale of its Phoenix, Arizona hotel property in July 2005. The Registrant has determined, in accordance with generally accepted accounting principles, to account for the gain on sale of the Phoenix hotel as income instead of a capital contribution. Except as described above, no other changes have been made to the originally filed Form 10-Q.

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

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2005	2004

REVENUE
Room	$8,881,798	9,837,589
Food and Beverage	555,945	629,457
Telecommunications	37,516	50,466
Other	317,760	181,202
Management and Trademark Fees, including $68,571 and $56,746 from related parties, respectively	165,345	127,537
Payroll Reimbursements, including $1,096,819 and $1,065,459 from related parties, respectively	1,467,849	1,454,944
TOTAL REVENUE	11,426,213	12,281,195

OPERATING EXPENSES
Room	2,281,293	2,618,917
Food and Beverage	582,355	598,104
Telecommunications	97,858	114,993
General and Administrative	2,292,894	2,339,012
Sales and Marketing	685,690	891,305
Repairs and Maintenance	710,773	709,364
Hospitality	377,822	428,474
Utilities	579,719	629,478
Hotel Property Depreciation	1,043,832	1,410,478
Real Estate and Personal Property Taxes, Insurance and Ground Rent	680,106	683,878
Other	94,138	115,270
Payroll Expenses	1,467,849	1,454,944
TOTAL OPERATING EXPENSES	10,894,329	11,994,217
OPERATING INCOME	531,884	286,978
Gain on Disposition of Hotels	1,847,425	5,113,540
Interest Income	873	6,641
TOTAL OTHER INCOME	1,848,298	5,120,181
Interest on Mortgage Notes Payable	981,951	1,096,615
Interest on Notes Payable to Banks	10,414	11,333
Interest on Notes Payable and Advances to Related Parties	5,187	93,270
Interest on Other Notes Payable	8,318	9,820
TOTAL INTEREST EXPENSE	1,005,870	1,211,038

INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	1,374,312	4,196,121
LESS MINORITY INTEREST	239,993	2,087,927
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$1,134,319	2,108,194
INCOME TAX PROVISION (Note 7)	(82,000)	(109,000)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	(854,402)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$1,052,319	1,144,792

NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	$0.12	0.89
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	—	(0.38)
NET INCOME PER SHARE - BASIC	$0.12	0.51
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,990,311	2,260,502
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	$0.10	0.51
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	—	(0.11)
NET INCOME PER SHARE - DILUTED	$0.10	0.40
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,375,012	8,003,824

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2005	2004

REVENUE
Room	$3,626,691	3,607,403
Food and Beverage	258,603	261,006
Telecommunications	16,199	20,261
Other	118,446	28,588
Management and Trademark Fees, including $30,408 and $28,491 from related parties, respectively	88,610	80,360
Payroll Reimbursements, including $553,318 and $592,112 from related parties, respectively	744,231	924,936
TOTAL REVENUE	4,852,780	4,922,554

OPERATING EXPENSES
Room	1,076,180	1,078,864
Food and Beverage	289,998	252,773
Telecommunications	46,366	59,131
General and Administrative	1,036,650	1,203,946
Sales and Marketing	296,015	357,872
Repairs and Maintenance	342,365	291,581
Hospitality	177,418	175,565
Utilities	306,439	293,219
Hotel Property Depreciation	527,367	656,722
Real Estate and Personal Property Taxes, Insurance and Ground Rent	342,237	311,735
Other	44,675	49,879
Payroll Expenses	744,231	924,936
TOTAL OPERATING EXPENSES	5,229,941	5,656,223
OPERATING LOSS	(377,161)	(733,669)
Gain on Disposition of Hotels	1,847,425	—
Interest Income	401	6,418
TOTAL OTHER INCOME	1,847,826	6,418
Interest on Mortgage Notes Payable	492,482	497,273
Interest on Notes Payable to Banks	4,729	2,417
Interest on Notes Payable and Advances to Related Parties	1,389	12,186
Interest on Other Notes Payable	4,101	6,014
TOTAL INTEREST EXPENSE	502,701	517,890

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	967,964	(1,245,141)
LESS MINORITY INTEREST	259,835	(310,593)
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	708,129	(934,548)
INCOME TAX PROVISION (Note 7)	(50,000)	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$658,129	(934,548)
NET INCOME (LOSS) PER SHARE - BASIC	$0.07	(0.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,137,472	2,354,669
NET INCOME (LOSS) PER SHARE - DILUTED	$0.07	(0.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,374,027	2,354,669

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$1,052,319	1,144,792
Adjustments to Reconcile Net (Loss) Income Attributable to Shares of Beneficial Interest to Net Cash Provided By (Used In) Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	—	854,402
Minority Interest	239,993	1,813,330
Net Income from Variable Interest Entity	—	306,830
Deferred gain	—	33,750
Issuance of Shares for Variable Interest Entity	—	155,000
Provision for uncollectible receivables	290,911	98,843
Depreciation and Amortization	1,062,403	1,430,065
Gain (Loss) on Disposal	(1,839,656)	(5,108,637)
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
(Increase) Decrease in Accounts Receivable	16,233	(6,193)
Decrease (Increase) in Prepaid Expenses and Other Assets	(117,641)	188,772
(Decrease) in Accounts Payable and Accrued Expenses	(627,048)	(1,473,320)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	77,514	(562,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	119,936	38,971
Cash Received from Disposition of Hotel Properties	1,190,192	9,612,137
Improvements and Additions to Hotel Properties	(476,210)	(611,941)
NET CASH PROVIDED BY INVESTING ACTIVITIES	833,918	9,039,167

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(523,312)	(5,593,097)
Payments on Notes Payable to Banks	(1,505,000)	(720,000)
Borrowings on Notes Payable to Banks	1,205,000	—
Repurchase of Partnership Units	—	(453,223)
Repurchase of Treasury Stock	(20,406)	(59,498)
Payments on Notes and Advances Payable to Related Parties	(21,347)	(1,616,036)
Borrowings on Notes and Advances Payable to Related Parties	—	198,000
Payments on Other Notes Payable	(46,393)	(55,990)
Distribution to Owners from Variable Interest Entities	—	(85,683)
NET CASH USED IN FINANCING ACTIVITIES	(911,458)	(8,385,527)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26)	91,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,343	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,317	91,274

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

6. SALE OF HOTEL PROPERTY

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million. The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing. The total gain on the sale was $1.8 million, with $1.2 million of the gain attributable to shareholders of beneficial interest.

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

RESULTS OF OPERATIONS OF THE TRUST FOR THE SIX MONTHS ENDED JULY 31, 2005 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2004

A summary of the operating results for the six months ended July 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$11,426,213	$12,281,195	$(854,982)	(7.0)%
Operating Income	$531,884	$286,978	$244,906	85.3%
Gain on Disposition of Hotels	$1,847,425	$5, 113,540	$(3,266,115)	(63.9)%
Loss from Cumulative Effect of Adoption of Accounting Principle	$—	$(854,402)	$854,402	100.0%
Net Income Attributable to Shares of Beneficial Interest	$1,052,319	$1,144,792	$(92,473)	(8.1)%
Net Income Per Share - Basic	$0.12	$0.51	$(0.39)	(76.5)%
Net Income Per Share - Diluted	$0.10	$0.40	$(0.30)	(75.0)%

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

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million. The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing. The sale resulted in a total gain of $1.8 million, with $1.2 million of the gain attributable to shareholders of beneficial interest.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2004

A summary of the operating results for the three months ended July 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$4,852,780	$4,922,554	$(69,774)	(1.4)%
Operating Loss	$(377,161)	$(733,669)	$356,508	48.6%
Gain on Disposition of Hotels	$1,847,425	$—	$1,847,425	N/A
Net Income (Loss) Attributable to Shares of Beneficial Interest	$658,129	$(934,548)	$1,592,677	>100.0%
Net Income (Loss) Per Share - Basic	$0.07	$(0.40)	$0.47	>100.0%
Net Income (Loss) Per Share - Diluted	$0.07	$(0.40)	$0.47	>100.0%

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 - May 31, 2005	900	$1.48	900	33,820
June 1 - June 30, 2005	1,400	$1.61	1,400	2,420	*
July 1 - July 31, 2005	—	—	—	2,420

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

INNSUITES HOSPITALITY TRUST

Dated:	March 24, 2006	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	March 24, 2006	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer