Form 10-Q/A
period 2005-10-31
INNSUITES HOSPITALITY TRUST
filed 2006-03-24
CIK 82473

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005 filed on December 6, 2005. The Registrant is filing this Amendment in order to revise its Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Note 6 of its Unaudited Financial Statements and Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect a change in the Registrant’s accounting treatment with respect to the sale of its Phoenix, Arizona hotel property in July 2005. The Registrant has determined, in accordance with generally accepted accounting principles, to account for the gain on sale of the Phoenix hotel as income instead of a capital contribution. Except as described above, no other changes have been made to the originally filed Form 10-Q.

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

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2005	2004

REVENUE
Room	$12,264,755	13,518,541
Food and Beverage	807,897	935,971
Telecommunications	49,050	75,089
Other	421,184	381,172
Management and Trademark Fees, including $124,720 and $76,830 from related parties, respectively	271,656	212,077
Payroll Reimbursements, including $1,740,913 and $1,653,247 from related parties, respectively	2,309,829	2,229,259
TOTAL REVENUE	16,124,371	17,352,109

OPERATING EXPENSES
Room	3,245,728	3,777,676
Food and Beverage	869,140	898,468
Telecommunications	124,525	174,124
General and Administrative	3,031,065	3,125,676
Sales and Marketing	1,020,336	1,269,546
Repairs and Maintenance	1,096,186	1,037,609
Hospitality	522,352	623,623
Utilities	902,851	954,053
Hotel Property Depreciation	1,570,473	2,076,520
Real Estate and Personal Property Taxes, Insurance and Ground Rent	954,293	999,100
Other	142,153	149,708
Payroll Expenses	2,309,829	2,229,259
TOTAL OPERATING EXPENSES	15,788,931	17,315,362
OPERATING INCOME	335,440	36,747
Gain on Disposition of Hotels	1,847,425	5,113,540
Interest Income	1,447	7,158
TOTAL OTHER INCOME	1,848,872	5,120,698
Interest on Mortgage Notes Payable	1,413,621	1,592,895
Interest on Notes Payable to Banks	19,649	15,947
Interest on Notes Payable and Advances to Related Parties	7,863	100,411
Interest on Other Notes Payable	12,800	20,454
TOTAL INTEREST EXPENSE	1,453,933	1,729,707

INCOME BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	730,379	3,427,738
LESS MINORITY INTEREST	(55,333)	1,717,046
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	$785,712	1,710,692
INCOME TAX PROVISION (Note 7)	(89,175)	(52,000)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	(854,402)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$696,537	804,290

NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	$0.08	0.72
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - BASIC	—	(0.37)
NET INCOME PER SHARE - BASIC	$0.08	0.35
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,064,272	2,291,003
NET INCOME PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	$0.05	0.39
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - DILUTED	—	(0.11)
NET INCOME PER SHARE - DILUTED	$0.05	0.28
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,364,228	8,005,450

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2005	2004

REVENUE
Room	$3,382,957	3,680,952
Food and Beverage	251,952	306,514
Telecommunications	11,534	24,623
Other	103,424	191,648
Management and Trademark Fees, including $56,149 and $20,084 from related parties, respectively	106,311	84,539
Payroll Reimbursements, including $644,094 and $587,788 from related parties, respectively	841,980	774,315
TOTAL REVENUE	4,698,158	5,062,591

OPERATING EXPENSES
Room	964,435	1,158,758
Food and Beverage	286,785	300,364
Telecommunications	26,667	59,131
General and Administrative	738,171	825,317
Sales and Marketing	334,646	378,241
Repairs and Maintenance	385,413	328,245
Hospitality	144,530	195,149
Utilities	323,132	324,575
Hotel Property Depreciation	526,641	666,041
Real Estate and Personal Property Taxes, Insurance and Ground Rent	274,187	315,222
Other	48,015	21,215
Payroll Expenses	841,980	774,315
TOTAL OPERATING EXPENSES	4,894,602	5,346,573
OPERATING LOSS	(196,444)	(283,982)
Interest Income	574	518
TOTAL OTHER INCOME	574	518
Interest on Mortgage Notes Payable	431,670	496,280
Interest on Notes Payable to Banks	9,235	4,614
Interest on Notes Payable and Advances to Related Parties	2,676	10,831
Interest on Other Notes Payable	4,482	6,943
TOTAL INTEREST EXPENSE	448,063	518,668

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(643,933)	(802,132)
LESS MINORITY INTEREST	(279,440)	(404,630)
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	(364,493)	(397,502)
INCOME TAX PROVISION (Note 7)	(7,175)	57,000
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(371,668)	(340,502)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	9,209,205	2,351,342

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$696,537	804,290
Adjustments to Reconcile Net (Loss) Income Attributable to Shares of Beneficial Interest to Net Cash Provided By (Used In) Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	—	854,402
Minority Interest	(55,333)	1,408,700
Net Income from Variable Interest Entity	—	308,347
Issuance of Shares for Variable Interest Entity	—	155,000
Provision for Uncollectible Receivables	312,697	184,082
Depreciation and Amortization	1,597,944	2,105,469
Gain on Disposal	(1,835,279)	(5,135,422)
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
(Increase) Decrease in Accounts Receivable	46,751	(169,088)
Decrease (Increase) in Prepaid Expenses and Other Assets	(88,703)	13,630
(Decrease) in Accounts Payable and Accrued Expenses	(320,915)	(1,162,625)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	353,699	(633,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	8,000	4,672
Cash Received from Disposition of Hotel Properties	1,190,192	9,612,137
Improvements and Additions to Hotel Properties	(808,389)	(864,213)
NET CASH PROVIDED BY INVESTING ACTIVITIES	389,803	8,752,596

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(725,032)	(5,838,082)
Payments on Notes Payable to Banks	(1,797,000)	(720,000)
Borrowings on Notes Payable to Banks	1,597,000	500,000
Repurchase of Partnership Units	(774)	(453,223)
Repurchase of Treasury Stock	(26,759)	(62,997)
Payments on Notes and Advances Payable to Related Parties	(29,896)	(1,660,056)
Borrowings on Notes and Advances Payable to Related Parties	400,000	398,000
Payments on Other Notes Payable	(67,621)	(89,172)
Distribution to Owners from Variable Interest Entities	—	(85,683)
NET CASH USED IN FINANCING ACTIVITIES	(650,082)	(8,011,213)
NET DECREASE IN CASH AND CASH EQUIVALENTS	93,420	108,168
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,343	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,763	108,168

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

RESULTS OF OPERATIONS OF THE TRUST FOR THE NINE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2004

A summary of the operating results for the nine months ended October 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$16,124,371	$17,352,109	$(1,227,738)	(7.1)%
Operating Income	$335,440	$36,747	$298,693	>100.0%
Gain on Disposition of Hotels	$1,847,425	$5, 113,540	$(3,266,115)	(63.9)%
Loss from Cumulative Effect of Adoption of Accounting Principle	$—	$(854,402)	$854,402	100.0%
Net Income Attributable to Shares of Beneficial Interest	$696,537	$804,290	$(107,753)	(13.4)%
Net Income Per Share - Basic	$0.08	$0.35	$(0.27)	(77.1)%
Net Income Per Share - Diluted	$0.05	$0.28	$(0.23)	(82.1)%

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

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million. The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing. The sale resulted in a gain of $1.8 million, with $1.2 million of the gain attributable to shareholders of beneficial interest.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004

A summary of the operating results for the three months ended October 31, 2005 and 2004 is:

	2005	2004	Change	% Change
Revenue	$4,698,158	$5,062,591	$(364,433)	(7.2)%
Operating Loss	$(196,444)	$(283,982)	$87,538	30.8%
Net Loss Attributable to Shares of Beneficial Interest	$(371,668)	$(340,502)	$(31,166)	(9.2)%
Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.14)	$0.10	71.4%

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

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 - August 31, 2005	9,524	$1.39	9,524	342,896
September 1 - September 30, 2005	300	$1.28	300	328,928	*
October 1 - October 31, 2005	—	—	—	—

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

ITEM 6. EXHIBITS

a) Exhibits

10.1(1)	Promissory Note dated October 14, 2005 by RRF Limited Partnership in favor of Rare Earth Financial, LLC
31.1(2)	Section 302 Certification By Chief Executive Officer
31.2(2)	Section 302 Certification By Chief Financial Officer
32.1(2)	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
__________________________________
(1) Previously filed.
(2) Filed herewith.

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