Form 10-K
period 2006-01-31
INNSUITES HOSPITALITY TRUST
filed 2006-05-01
CIK 82473

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2005: $3,929,092.

Number of shares of voting stock outstanding as of April 21, 2006: 9,271,114.

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for ten hotels, and provides trademark license services for eleven hotels. On January 31, 2006, the Trust owned a 69.14% sole general partner interest in the Partnership, which owned four InnSuites® hotels located in Arizona, New Mexico and southern California. The Trust also owned one InnSuites® hotel located in Yuma, Arizona (all five InnSuites® hotels are hereinafter referred to as the “Hotels”). InnSuites Hotels, a wholly owned subsidiary of the Trust, provides management services for the Hotels, four hotels owned by affiliates of James F. Wirth, the Trust’s Chairman, President and Chief Executive Officer, and one unrelated hotel property. InnSuites Hotels also provides trademark and licensing services to the Hotels, four hotels owned by affiliates of Mr. Wirth and two unrelated hotel properties. The Trust has 446 employees.

The Hotels have an aggregate of 843 hotel suites and operate as moderate and full-service hotels, which apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth. The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high speed internet access and coffee makers in each studio or two-room suite.

The Trust believes that a significant opportunity for revenue growth and profitability will arise from the skillful management and repositioning of the Trust’s Hotels or managed hotel properties for both increased occupancy and rates. The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders. The Trust seeks to achieve these objectives through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites® hotels brand in the southwestern region of the United States. At this time, however, the Trust does not plan to acquire any additional hotels.

The Trust has a single class of Shares of Beneficial Interest, without par value, that are traded on the American Stock Exchange under the symbol “IHT.” The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects. Each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust and each Class B limited partnership unit is convertible, upon approval of the Board of Trustees of the Trust, into one newly-issued Share of Beneficial Interest of the Trust. The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

Until February 1, 2004, the Trust elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in the Internal Revenue Code of 1986, and the regulations thereunder (all as amended, the “Code”). Effective February 1, 2004, the Trust relinquished its REIT tax status - enabling greater operating flexibility - and is now taxed as a C corporation under the Code.

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

The acquisition of InnSuites Hotels by the Trust resulted in the following benefits: (1) a more direct relationship between the Hotels and the Trust, (2) the inclusion of InnSuites Hotels’ revenues in excess of required rent payments in the Trust’s consolidated financial reports, (3) the elimination of potential conflicts of interest, and (4) the reduction of certain administrative costs relative to the operation of the Hotels.

MANAGEMENT AND LICENSING CONTRACTS

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary. Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operated and managed the Hotels with the assistance of Suite Hospitality Management, Inc. (the “Management Company”), an entity in which Mr. Wirth, until July 1, 2003, held a 9.8% ownership interest, pursuant to management agreements that provided for an annual management fee of 2.5% of gross revenues. On December 31, 2003, the Trust agreed to extend the current management agreements through January 31, 2008 in exchange for the Management Company forgiving $183,248 of accrued but unpaid fees. The Trust incurred management fee expenses related to these contracts of $177,742 and $440,530 for the twelve months ended January 31, 2005 and 2004, respectively. The Trust incurred no expense related to these contracts for the twelve months ended January 31, 2006. Due to the adoption of Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), which resulted in the consolidation of the Management Company with the Trust, these expenses have been eliminated in the consolidation for the twelve months ended January 31, 2005.

Prior to June 8, 2004, InnSuites Hotels paid InnSuites Licensing Corp. (the “Licensing Corp.”), an entity owned by Mr. Wirth and his spouse until February 2, 2004, an annual licensing fee of 2.0% of gross room revenues (1.0% for those hotel properties which also carried a third-party franchise, such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks. On December 31, 2003, the Trust agreed to extend the trademark and licensing services agreements through January 31, 2007 in exchange for the Licensing Corp. forgiving $347,473 of accrued but unpaid fees. The Management Company purchased the Licensing Corp. from Mr. and Mrs. Wirth on February 2, 2004. The Trust incurred licensing fees of $94,703 and $301,007 for the twelve months ended January 31, 2005 and 2004, respectively. The Trust incurred no expense related to these contracts for the twelve months ended January 31, 2006. Due to the adoption of FIN 46R, which resulted in the consolidation of the Licensing Corp. with the Trust, these expenses have been eliminated in the consolidation for the twelve months ended January 31, 2005.

In connection with the Trust’s relinquishment of its REIT status, the Trust no longer required the services of a separate management company. The Trust determined it was in its best interest to buy out the management contracts and licensing agreements and directly manage the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels. As a result of this buy out, the Management Company (which was the Trust’s variable interest entity under FIN 46R) was no longer consolidated subsequent to the second quarter of fiscal year 2005.

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels. In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate. Following the acquisition, InnSuites Hotels now self-manages the Hotels. InnSuites Hotels also manages one unrelated hotel in San Diego, California and four hotels owned by affiliates of Mr. Wirth.

Under the management agreements, InnSuites Hotels provides the personnel for the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations. All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation. InnSuites Hotels received 2.5% of gross revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal year 2006, and 2.0% of room revenue during fiscal year 2005. All expenses and reimbursements relating to these agreements have been eliminated in consolidation. These agreements expire on January 31, 2008. InnSuites Hotels received between 1% and 2% of room revenue (depending on results) from the four hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal years 2006 and 2005, and an additional monthly accounting fee of between $1,000- $2,000 during fiscal year 2006. These agreements require these four hotels to pay 2% of room revenue, unless these hotels fail to reach 80% of their budgeted profit, at which point the fees are reduced to 1% of room revenue. Beginning February 1, 2006, the management fees for these four hotels are set at 2% of room revenue and the monthly accounting fee is set at $2,000 per month. These agreements expire on February 1, 2007 and may be cancelled by either party with 90-days written notice, or 30-days written notice in the event the property changes ownership. InnSuites Hotels received 5% of total revenue for managing the unrelated hotel in San Diego, California during fiscal year 2006. This agreement expires on March 31, 2007, and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames. In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of Beneficial Interest of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate. The Shares of Beneficial Interest issued by the Trust for both the management contracts and the licensing agreements were valued at $155,000, which amount was recorded as an expense. Following the acquisition, the Trust provides licensing services to the Hotels and two unrelated hotels in San Diego and Buena Park, California and four hotels owned by affiliates of Mr. Wirth.

InnSuites hotels received 1.25% (2.50% for the hotel which does not carry a third-party franchise) of total revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal year 2006 and 1.0% (2.0% for the hotel which does not carry a third-party franchise) of room revenue in fiscal year 2005. The revenue and expenses related to these contracts have been eliminated in consolidation. These agreements expire on January 31, 2007. InnSuites Hotels received between 1% and 2% of room revenue (depending on results) from the four hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal years 2006 and 2005. These agreements require that these hotels pay 2% of room revenue, unless these hotels fail to reach 80% of their budgeted profit, at which point the fees are reduced to 1% of room revenue. Effective February 1, 2006, these fees are fixed at 1.25% of room revenue . These agreements have no expiration date and may be cancelled by either party with 12-months written notice, or 90-days written notice in the event the property changes ownership. InnSuites Hotels received 2% of total revenue from the unrelated hotel in San Diego, California in exchange for licensing services during fiscal year 2006. This agreement may be cancelled by either party with 90-days written notice. InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal year 2006. This agreement has no expiration date and may be cancelled by either party with 30-days written notice.

FRANCHISE AGREEMENTS

InnSuites Hotels has entered into franchise arrangements with Best Western International with respect to four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and are cancelable at the option of either party. Best Western requires that the participating Hotels meet certain requirements for room quality, and such Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party franchise agreements received significant reservations through the Best Western reservation system. Until February 2005, InnSuites Hotels also had a franchise agreement with Holiday Inn relating to its Ontario, California hotel. InnSuites Hotels terminated this agreement and the property now holds a franchise agreement with Best Western. The Trust incurred $355,266, $553,883 and $628,521 in total fees related to these agreements for the twelve months ended January 31, 2006, 2005 and 2004, respectively.

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

On July 27, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Mr. Wirth, for its appraised value of $5.1 million. The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing. The sale resulted in a gain of $1.8 million, with $1.3 million of the gain attributable to holders of Shares of Beneficial Interest.

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

Certain additional hotel property developments have been announced or have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenue of the Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The Trust has a concentration of assets in the southern Arizona market. In the markets in which the Trust operates, supply and demand rates have generally been balanced.

The Trust may also compete for investment opportunities with other entities that have greater financial resources. These entities also may generally accept more risk than the Trust can prudently manage. Competition may generally reduce the number of suitable future investment opportunities available to the Trust and increase the bargaining power of owners seeking to sell their properties.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been seasonal. The three southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those three southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the hotel business.

FINANCIAL INFORMATION

See “Item 6 - Selected Financial Data” herein for information regarding the Trust’s revenues, net income and losses, dividends, total assets, notes and advances payable to banks and others and notes and advances payable to related parties.

OTHER AVAILABLE INFORMATION

We also make available, free of charge, on our Internet website at www.innsuitestrust.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission (http://www.sec.gov).

Item 1A. RISK FACTORS

The material risks and uncertainties that management believes affect us are described below. You should consider carefully the risks and uncertainties described below together with all of the other information included or incorporated by reference in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This annual report on Form 10-K is qualified in its entirety by these risk factors.

If any of the following risks actually occur to any significant extent, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our Shares of Beneficial Interest could decline, perhaps significantly, and you could lose part or all of your investment.

We are subject to operating risks common in the hospitality industry.

Our business is subject, directly or through our franchisors, to the following risks common in the hospitality industry, among others:

•	changes in occupancy and room rates achieved by our hotels and by competitive area hotels;
•	desirability of a hotel's geographic location and changes in traffic patterns;
•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;
•	changes in the number of hotels operating under specific franchised brands;
•	increases in costs due to inflation may not be able to be totally offset by increases in room rates;
•
over-building in one or more sectors of the hotel industry and/or in one or more geographic regions, could lead to excess supply compared to demand, and to decreases in hotel occupancy and/or room rates;

•	changes in travel patterns and travel costs affected by fuel prices;
•	changes in governmental regulations that influence or determine wages, prices or construction costs;
•
other unpredictable external factors, such as natural disasters, war, terrorist attacks, epidemics, airline strikes, transportation and fuel price increases and severe weather, may reduce business and leisure travel;

•	the need to periodically repair and renovate our hotels at a cost in excess of our standard 4% reserve;

•	increases in the cost of labor, energy, healthcare, insurance and other operating expenses resulting in lower operating margins;
•	the financial condition of franchisors and travel related companies;
•	our ability to develop and maintain positive relations with current and potential franchisors; and
•	our ability to develop our own regional “InnSuites” brand.

Changes in any of these conditions could adversely impact hotel room demand and pricing and result in reduced occupancy and revenue which could adversely affect our results of operations and financial condition. We have a limited ability to pass through increased operating costs in the form of higher room rates, so that such increased costs could result in lower operating margins.

The hotel industry is highly competitive.

Each of the Hotels experiences competition primarily from other mid-market hotels in its immediate vicinity, but also competes with other hotel properties in its geographic market. Some of the competitors of the Hotels have substantially greater marketing and financial resources than us. A number of additional hotel rooms have been added, are under development or have been announced in a number of our markets, and additional hotel rooms may be developed in the future. Such additional hotel rooms have had, and may continue to have, an adverse effect on the revenues of the Hotels in such markets.

We may be competing for investment opportunities with entities that have substantially greater financial resources than us. These entities may generally be able to accept more risk than we prudently can manage. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell hotel properties.

We have concentrated our marketing resources on the InnSuites Hotels® brand.

All of the Hotels are marketed as InnSuites Hotels®, a southwestern U.S. regional brand owned by the Trust. Accordingly, we are subject to risks inherent in concentrating our investments in the InnSuites Hotels brand, such as a reduction in business following adverse publicity related to the brand, which could have an adverse effect on our results of operations. In addition, many of our Hotels are co-branded as Best Western® hotels. This brand is owned by its members and faces the same risks on an international scale.

We may not have sufficient resources to pursue our current growth strategy.

We may pursue a growth strategy, which includes acquiring, repositioning and improving hotel properties. We plan to pursue a strategy of converting some of our Hotels into condo-hotel units, and increased licensing of the InnSuites Hotels® brand. There is a risk that, due to market and other conditions beyond our control, we will not have access to sufficient equity or debt capital to pursue our growth strategies. Since the term and amount of our credit arrangements are limited, our ability to continue to pursue our growth strategy may depend on our ability to obtain additional private or public equity or debt financing. There can be no assurance that such financing is or will be available on acceptable terms when necessary.

We have engaged in, and may continue to engage in, transactions involving Mr. Wirth. These transactions pose conflict of interest issues for us.

A number of our prior transactions have involved dealings with Mr. Wirth, our founder, largest shareholder and Chief Executive Officer. We may also engage in similar transactions with Mr. Wirth in the future. Because of the direct and indirect ownership interests of Mr. Wirth in, and his positions with, the Trust and its affiliates, there were, and will continue to be, inherent conflicts of interest in connection with our acquisition or disposition of hotels from or to Mr. Wirth or other transactions, such as loans from Rare Earth Financial L.L.C., an affiliate of Mr. Wirth, or the condo-hotel conversions, in which Mr. Wirth has a significant interest. Accordingly, our management may have considered, and may in the future consider, their own interests above the interests of our other shareholders while negotiating these transactions.

Except as specifically provided in our governing documents or in certain provisions of Ohio law, nothing prohibits our officers and trustees from engaging in business activities for their own account. As a general principle of law, however, officers and trustees owe fiduciary duties to the shareholders of each company they represent. Those duties require them to deal with each company fairly. Additionally, all decisions involving the potential for conflict must be approved by a majority of trustees who do not have an interest in the transaction. We cannot guarantee, however, that the independent trustees will resolve all decisions involving conflict in favor of the Trust.

Certain affiliates of the Trust, including Mr. Wirth, may have unrealized gain in their investments in certain hotels acquired by us on January 31, 1998. A subsequent sale of these hotels by us may cause adverse tax consequences to such persons. Therefore, the interests of the Trust and certain of its affiliates, including Mr. Wirth, could be in opposition in connection with the disposition of any of these hotels. However, decisions with respect to the disposition of any of these hotels must be approved by a majority of the independent trustees.

We have significant debt obligations.

At January 31, 2006, our outstanding debt consisted of approximately $21.3 million in principal amount outstanding. There can be no assurance that the we will be able to meet our present or future debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to become unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more investments in the Hotels at times that may not permit realization of the maximum return on our investments.

We rely on key personnel.

Our future success is substantially dependent on the active participation of our executive officers, Mr. Wirth, Mr. Waters and Mr. Berg. In addition, Mr. Mazakis, Controller, and Mr. Green, Director of Operations, hold key positions with the Trust. The loss of the services of any of these individuals could have a material adverse effect on us.

Under certain circumstances, our franchisors may terminate our franchise contracts.

The continuation of our franchise contracts for the Hotels is subject to the maintenance of specified operating standards and other terms and conditions, and our Best Western franchise agreements are renewable annually. Our failure to maintain those operating standards or adhere to the other terms and conditions of the franchise contracts could result in the loss or cancellation of such franchise contracts. It is possible that a franchisor could condition the continuation of a franchise contract upon the completion of substantial capital improvements, which the Board of Trustees may determine to be too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected Hotel. Failure to complete improvements, when required, in a manner satisfactory to the franchisor could result in the cancellation of one or more franchise contracts. In any case, if a franchise contract is terminated, we may seek to obtain a suitable replacement franchise, or to operate the affected Hotel independent of a franchise contract. In addition, we may desire to operate additional hotels under franchise contracts, and such franchisors may require that significant capital expenditures be made at such hotels as a condition of granting a franchise contract. The loss or lack of a franchise contract could have a material adverse effect upon the operations or the underlying value of the Hotel covered by such contract because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a number of the franchise contracts for the Hotels could have a material adverse effect on our results of operations.

Due to the geographic concentration of the hotels in our system, our results of operations and financial condition are subject to fluctuations in regional economic conditions.

All of our Hotels are located in the southwestern United States. Therefore, our results of operations and financial condition may be significantly affected by the economy of this region. Other adverse events affecting the southwestern United States, such as economic recessions or natural disasters, could cause a loss of revenues for our Hotels in this region, which may be greater as a result of our concentration of assets in these areas.

Our expenses may remain constant even if revenues decline.

The expenses of owning property have some flexibility but are not necessarily materially reduced when circumstances such as market factors and competition cause a reduction in income from a hotel. Accordingly, a decrease in our revenues could result in a disproportionately higher decrease in our earnings because our expenses are unlikely to decrease proportionately or as rapidly. In such instances, our financial condition and results of operations could be adversely affected, not only by changes in occupancy rates, but also by:

•	fixed labor costs;
•	interest rate levels;
•	the availability of financing;
•	increases in real property tax rates;
•	the cost of compliance with government regulations, including zoning and tax laws; and
•	changes in government regulations, including those governing usage, zoning and taxes.

Our inability to sell real estate if and when desired may adversely affect our financial condition.

Real estate assets generally cannot be sold quickly. In general, we may not be able to vary our portfolio of hotels or other real estate promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our assets could adversely affect our financial condition. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell certain of our Hotels.

We are subject to governmental regulations affecting the hospitality industry; the costs of complying with governmental regulations, or our failure to comply with such regulations, could affect our financial condition and results of operations.

We are subject to numerous federal, state and local government laws and regulations affecting the hospitality industry, including usage, building and zoning requirements. A violation of any of those laws and regulations or increased government regulation could require us to make unplanned expenditures and result in higher operating costs. In addition, our success in expanding our hotel operations or engaging in condo-hotel conversions depends upon our ability to obtain necessary building permits and zoning variances from local authorities. Compliance with these laws is time intensive and costly and may reduce our revenues and operating income.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. In addition to ADA work to date, we may be required to remove access barriers or make unplanned, substantial modifications to our Hotels to comply with the ADA or to comply with other changes in governmental rules and regulations, which could reduce the number of total available rooms, increase operating costs and have a negative impact on our results of operations. Any failure to comply with ADA requirements or other governmental regulations could result in the U.S. government imposing fines or in private litigants winning damage awards against us.

Our Hotels, like all real property, are subject to governmental regulations designed to protect the environment.  However, if we fail to comply with such laws and regulations, we may become subject to significant liabilities, fines and/or penalties, which could adversely affect our financial condition and results of operations.

We are also subject to laws governing our relationship with employees, including minimum or living wage requirements, overtime, working conditions and work permit requirements. An increase in the state or federal minimum wage rate, employee benefit costs or other costs associated with employees could increase expenses and result in lower operating margins. Although none of our employees are currently represented by labor unions, labor union organizing activities may take place at our existing Hotels or at any new hotel property we open. A lengthy strike or other work stoppage at one of our Hotels, or the threat of such activity, could have an adverse effect on our business and results of operations.

If we fail to comply with privacy regulations, we could be subject to fines or other restrictions on our business.

We collect and maintain information relating to our guests for various business purposes, including maintaining guest preferences to enhance our customer service and for marketing and promotion purposes. The collection and use of personal data are governed by privacy laws and regulations. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) could result in fines or restrictions on our use or transfer of data.

Increasing use of internet reservation channels may decrease loyalty to our brands or otherwise adversely affect us.

As is the case with many other hotel operators, a growing percentage of our hotel rooms are booked through internet travel intermediaries. If such bookings continue to increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our franchisors or us. Moreover, some of these internet travel intermediaries are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations systems rather than to our lodging brands. If this happens our business and profitability may be significantly harmed.

Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.

Our business is seasonal in nature, with the first and fourth fiscal quarters generally accounting for a greater portion of annual revenues than the second and third fiscal quarters. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. The seasonal nature of our business increases our vulnerability to risks such as labor force shortages and cash flow problems. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, regional economic downturn or poor weather conditions should occur during the first or fourth fiscal quarters, the adverse impact to our revenues could likely be greater as a result of our southern Arizona seasonal business.

Our properties are subject to risks relating to natural disasters, terrorist activity and war and any such event could materially adversely affect our operating results.

Our financial and operating performance may be adversely affected by natural disasters particularly in locations where we own significant properties. Some types of losses, such as those from earthquake, wild fires, terrorism or environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to rely on insurance proceeds to replace property after that property has been damaged or destroyed. Under those circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to such property.

Similarly, war (including the potential for war) and terrorist activity (including threats of terrorist activity), epidemics (such as SARs and bird flu), travel-related accidents, as well as geopolitical uncertainty and international conflict, which impact domestic and international travel, may cause our results to differ materially from anticipated results. Terrorism incidents such as the events of September 11, 2001 and wars such as the ongoing Iraq war significantly impact travel and tourism and consequently the demand for hotel rooms.

Hospitality companies have been the target of class actions and other lawsuits alleging violations of federal and state law.

Our operating income and profits may be reduced by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We cannot assure you that we will not incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona. On January 31, 2006, the Partnership owned four Hotels and the Trust owned one Hotel. All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels. All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION (1)

InnSuites Hotel and Suites Airport Albuquerque Best Western	101	1975/1985	2004

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2005

InnSuites Hotels and Suites Yuma Best Western	166	1982/1984	2003

InnSuites Hotel and Suites Ontario Airport Best Western	150	1990	2005

InnSuites Hotels and Suites Tucson St. Mary’s	267	1960/1971	2004

Total suites	843

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - General” herein for a discussion of occupancy rates at the Hotels.

See Note 5 to the Trust’s Consolidated Financial Statements - “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

Item 3. LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust held its 2005 Annual Meeting of Shareholders on August 25, 2005. The nominees listed below were elected as Trustees of the Trust to hold office for a term expiring at the 2007 Annual Meeting of Shareholders and until their successors have been duly elected and qualified. Tabulated below is the number of Shares of Beneficial Interest cast for and withheld with respect to the election of the Trustee nominees:

Name	For	Against
Steven Robson	8,121,714	33,551
Larry Pelegrin	8,121,714	33,551

In addition to the election of Trustees, the security holders voted on the following matters at the Annual Meeting:

• Granting the Board of Trustees the authority to implement a reverse stock split up to a maximum ratio of 1-for-4:

For	Against	Abstain
7,065,769	1,044,674	44,822

The Trust has not taken any action and currently is not planning to take any action regarding a reverse stock split, although the possibility continues to be reviewed by the Board of Trustees.

PART II

Item 5.	MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST PURCHASES OF SHARES

The Trust’s Shares of Beneficial Interest are traded on the American Stock Exchange under the symbol “IHT.” On April 21, 2006, the Trust had 9,271,114 shares outstanding and 519 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the American Stock Exchange, as well as dividends declared thereon:

Fiscal Year 2006	High	Low	Dividends
First Quarter	1.52	1.11	—
Second Quarter	1.75	1.23	—
Third Quarter	1.50	1.24	—
Fourth Quarter	1.50	1.20	.01

Fiscal Year 2005	High	Low	Dividends
First Quarter	2.25	1.60	—
Second Quarter	2.25	1.48	—
Third Quarter	1.63	1.49	—
Fourth Quarter	1.95	1.12	.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth. In fiscal years 2006 and 2005, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended January 31, 2006, the Trust acquired 107,184 Shares of Beneficial Interest in open market transactions at an average price of $1.32 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust remains authorized to repurchase an additional 214,112 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 - November 30, 2005	43,606	$1.33	43,606	285,322
December 1 - December 31, 2005	62,378	$1.31	62,378	222,944
January 1 - January 31, 2006	1,200	$1.43	1,200	214,112	*

*During the January 2006, the Trust repurchased 7,632 Class A Units in the Partnership under the Plans at a price of $1.40.

See Part III, Item 12 for a description of our equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data of the Trust as of and for the five fiscal years ended January 31, 2006, has been derived from the audited consolidated financial statements of the Trust. The consolidated financial statements of the Trust as of and for the fiscal years ended January 31, 2006 and 2005 were audited by Epstein, Weber & Conover, P.L.C., independent public accountants. The consolidated financial statements of the Trust as of and for the two fiscal years ended January 31, 2004 and 2003 were audited by McGladrey & Pullen, LLP, independent public accountants. The consolidated financial statements of the Trust as of and for the fiscal year ended January 31, 2002 were audited by KPMG, LLP, independent public accountants.

	Year Ended January 31,
	2006	2005	2004	2003	2002

Total revenue	$21,248,839	$22,875,187	$24,211,328	$26,940,473	$27,656,009

Net income (loss) attributable to Shares of Beneficial Interest	$541,578	$240,442	$(2,594,317)	$(3,445,948)	$(3,539,402)

Income (loss) per share - basic	$0.06	$0.10	$(1.27)	$(1.67)	$(1.66)

Income (loss) per share - diluted	$0.02	$0.10	$(1.27)	$(1.67)	$(1.66)

Cash dividends paid and declared per share	$0.01	$0.01	$0.02	$0.01	$0.01

Total assets	$31,952,358	$36,455,521	$47,961,594	$61,494,579	$64,264,516

Notes and advances payable to banks and others	$20,736,859	$24,755,858	$31,974,992	$38,922,408	$38,598,106

Notes and advances payable to related parties	$514,706	$93,512	$6,852,241	$9,901,153	$8,666,360

See “Item 1 - Business” herein for a discussion of the change in the nature of the business of the Trust over the course of the years presented above. As a result, the information presented above is not comparative from year to year.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Trust is engaged in the ownership and operation of hotel properties. At January 31, 2006, the InnSuites system included five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through franchise agreements with Best Western. All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

Our operations consist of one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels. In addition, we receive management fees, trademark license fees and reservation fees.

Our results are significantly affected by occupancy and room rates at the Hotels, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which would reduce our profit margins on rented suites. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins.

We anticipate that improved economic conditions, both generally and specifically in the travel industry, will positively impact the operations of the Trust in fiscal year 2007. Better overall economic conditions are expected to result in increased business and leisure travel and support higher room rates, and therefore higher operating margins. We expect the major challenge for fiscal year 2007 to be strong competition for group business in the markets in which we operate that may affect the Trust’s ability to increase room rates while maintaining market share. We believe that we have positioned the hotels to remain competitive through selective refurbishment and carrying a relatively large number of two-room suites at each location.

Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders. As of January 31, 2006, the Trust has $14.0 million in federal net loss carryforward available to offset future federal tax liability.

GENERAL

The following discussion should be read in conjunction with the Trust’s consolidated financial statements and notes thereto.

The accounting policies that we believe are most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project hotel cash flows. Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts in the event management is required to test the asset for recoverability of its carrying value under Statement of Financial Accounting Standards No. 144. If the carrying amount of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset. Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions and committed future bookings. See “- Critical Accounting Policies and Estimates” below.

At January 31, 2006 and 2005, the Trust owned a 69.14% and 65.75%, respectively, interest in four of the Hotels through its sole general partner’s interest in the Partnership and owned a 99.9% interest in one Hotel. The Trust purchased 51,300, 532,077 and 57,509 Partnership units during the years ended January 31, 2006, 2005 and 2004, respectively.

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

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy increased 1.17% to 69.72% from 68.55% in the prior year. ADR decreased by $0.28 to $70.55 in fiscal year 2006 from $70.83 in fiscal year 2005. The increase in occupancy resulted in an increase in REVPAR of $0.64 to $49.19 in fiscal year 2006 from $48.55 in fiscal year 2005.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2006	2005	2004

Occupancy	69.72%	68.55%	62.79%

Average Daily Rate (ADR)	$70.55	$70.83	$66.27

Revenue Per Available Room (REVPAR)	$49.19	$48.55	$41.61

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

The Trust enters into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

• For a discussion of management and licensing agreements with certain related parties, see “Item 1 - Business - Management and Licensing Contracts.”

• For a discussion of acquisitions involving certain related parties, see “Item 1 - Business - Acquisition of InnSuites Hotels by the Trust.”

• For a discussion of the sales of the Trust’s Phoenix and Tempe, Arizona hotels to a related party during fiscal years 2005 and 2006, see “Item 1 - Business - Sale of Hotel Properties” and Note 19 to the Trust’s Consolidated Financial Statements - “Sale of Hotel Properties.”

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

Results of Operations of the Trust for the year ended January 31, 2006 compared to the year ended January 31, 2005.

Overview

A summary of operating results for the fiscal years ended January 31, 2006 and 2005 is:

	2006	2005	Change	% Change
Revenue	$21,248,839	$22,875,187	$(1,626,348)	(7.1)%
Operating Income (Loss)	$349,349	$(221,647)	$570,996	>100.0%
Net Income	$541,578	$240,442	$301,136	>100.0%
Income Per Share - Basic	$0.06	$0.10	$(0.04)	(40.0)%
Income Per Share - Diluted	$0.02	$0.10	$(0.08)	(80.0)%

The Trust’s overall results in 2006 were positively affected by the disposition of certain of its underperforming properties in the prior two fiscal years and the improved operating results of the remaining hotel properties due to the continued strengthening of the travel industry.

For the twelve months ended January 31, 2006, the Trust had total revenue of $21.2 million compared to $22.9 million for the twelve months ended January 31, 2005, a decrease of approximately $1.6 million. This decrease in total revenue is primarily due to the sale of the Tempe and Phoenix, Arizona and San Diego, California properties during the last two fiscal years and decreased occupancy at the Ontario, California location due to a conversion of the property to a new brand affiliation. The negative effects of this brand conversion are not expected to continue in fiscal year 2007. Total expenses of $22.8 million for the twelve months ended January 31, 2006 reflect a decrease of approximately $2.5 million compared to total expenses of $25.3 million for the twelve months ended January 31, 2005. The decrease is primarily due to the sales of the Tempe and Phoenix, Arizona and San Diego, California properties during the last two fiscal years, reduced depreciation due to a large portion of Trust assets reaching the end of their estimated lives, and expenses in the prior year related to the purchase of the management and licensing contracts.

For the twelve months ended January 31, 2006, the Trust had a net gain on disposition of hotels of $1.8 million, a decrease of $3.3 million, or 63.9%, from $5.1 million in fiscal year 2005. The fiscal year 2006 gain is primarily a result of the sale of the Phoenix, Arizona property during the second quarter. The fiscal year 2005 gain is primarily a result of the sale of the San Diego, California property during the first quarter.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the twelve months ended January 31, 2006 and 2005, these expenses decreased $497,000, or 11.2%, to $3.9 million in fiscal year 2006, from $4.4 million in fiscal year 2005. This decrease was primarily due to expenses of approximately $274,000 in fiscal year 2005 related to the purchase of the management and licensing contracts and the disposition of certain Trust properties, which resulted in a $340,000 decrease in expenses.

Total operating expenses for the twelve months ended January 31, 2006 were $20.9 million, a decrease of approximately $2.2 million, or 9.5%, from $23.1 million in the twelve months ended January 31, 2005. The decrease was primarily due to the sales of the Tempe and Phoenix, Arizona and San Diego, California properties during the last two fiscal years, reduced depreciation due to a large portion of Trust assets reaching the end of their estimated lives, and expenses in the prior year related to the purchase of the management and licensing contracts.

Total interest expense for the twelve months ended January 31, 2006 was $1.9 million, a decrease of $350,000, or 15.5%, from $2.3 million in the twelve months ended January 31, 2005. Interest on mortgage notes payable for the twelve months ended January 31, 2006 was $1.8 million, a decrease of $243,000, or 11.6%, from $2.1 million in the twelve months ended January 31, 2005. The decrease is primarily due to the satisfaction of the mortgage note payable secured by the Phoenix, Arizona property in connection with the disposition of that property. Interest on notes payable to related parties decreased 86.6%, or $109,000, to $17,000 from $125,000 during the years ended January 31, 2006 and 2005, respectively. The decrease is primarily due to interest incurred on notes totaling $6.2 million due to affiliates of Mr. Wirth which were outstanding during the first quarter of fiscal year 2005. These notes were paid off at the end of the first quarter of fiscal year 2005 in connection with the sales of the Tempe, Arizona and San Diego, California properties.

Real estate and personal property taxes, insurance and ground rent was $1.3 million for the twelve months ended January 31, 2006 and 2005. The decrease of  $71,000, or 5.3%, was primarily due to the sale of the Phoenix, Arizona property during the second quarter of fiscal year 2006, which resulted in a decrease of $64,000.

Hotel property depreciation for the twelve months ended January 31, 2006 compared to 2005 decreased approximately $637,000, or 23.1%, to $2.1 million from $2.8 million, respectively. The decrease was primarily due to the sale of the Phoenix, Arizona property, which accounted for a $239,000 decrease, and a large portion of the Trust’s furniture and equipment reaching the end of its useful life at the beginning of fiscal year 2006.

The Trust had other income of $60,000 for the twelve months ended January 31, 2006 relating to insurance proceeds received by the Ontario, California hotel.  There was no such income during the twelve months ended January 31, 2005.

The Trust had income before minority interest, income taxes and cumulative effect of adoption of accounting principle of $349,000 for the twelve months ended January 31, 2006, compared to $2.6 million in the prior year. After deducting the loss allocated to the minority interest of $267,000 and taxes of $75,000, the Trust had net income attributable to Shares of Beneficial Interest of approximately $541,000 for fiscal year 2006. This represented an increase of approximately $301,000 in net income attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2006 and 2005. Basic net income per share was $0.06 for the twelve months ended January 31, 2006, compared to $0.10 for 2005.

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

For the twelve months ended January 31, 2005, the Trust had a net gain on disposition of hotels of $5.1 million. The Trust had no gains reported in fiscal year 2004. The fiscal year 2005 gain is primarily a result of the sale of the San Diego, California property during the first quarter.

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

Total interest expense for the twelve months ended January 31, 2005 was $2.3 million, a decrease of $1.1 million, or 33.0%, from $3.4 million in the twelve months ended January 31, 2004. Interest on mortgage notes payable for the twelve months ended January 31, 2005 was $2.1 million, a decrease of $675,000, or 24.4%, from $2.8 million in the twelve months ended January 31, 2004. The decrease is primarily due to the satisfaction of the mortgage notes payable secured by the Tempe, Arizona and San Diego, California properties in connection with the disposition of those properties. Interest on notes payable to banks for the twelve months ended January 31, 2005 was $24,000,  a decrease of $30,000, or 56.2%, from $54,000 in the prior fiscal year, due to the Trust satisfying its term loan in full in March 2003 and its line of credit in full in August 2003. Interest on notes payable to related parties decreased 77.0%, or $419,000, to $125,000 from $544,000 during the years ended January 31, 2005 and 2004, respectively. The decrease is primarily due to payments totaling $6.2 million on notes due to affiliates of Mr. Wirth in connection with the sales of the Tempe, Arizona and San Diego, California properties during the first quarter of fiscal year 2005.

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

The Trust had income before minority interest, income taxes and cumulative effect of adoption of accounting principle of $2.6 million for the twelve months ended January 31, 2005, compared to a loss before minority interest of $3.6 million in the prior year. After deducting the income allocated to the minority interest of $1.4 million, taxes of $160,000 and the cumulative effect of adoption of accounting principle of $854,000, the Trust had net income attributable to Shares of Beneficial Interest of approximately $240,000. This represented an increase of approximately $2.7 million in net income attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2005 and 2004. Basic and diluted net income per share was $0.10 for the twelve months ended January 31, 2005, compared to a loss of $1.27 for 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is its share of the Partnership’s cash flow and its direct ownership of the Yuma, Arizona property. The Partnership’s principal source of revenue is hotel operations for the four hotel properties it owns. The Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the ability of itself and the Partnership to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates at the Hotels, which have improved over the prior three fiscal years, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing which would reduce our profit margins on rented suites.

We anticipate that better overall economic conditions will result in increased business and leisure travel and support higher room rates, and therefore higher operating margins. Challenges in fiscal year 2007 are expected to include continued competition for group business in the markets in which we operate and the Trust’s ability to increase room rates while maintaining market share.

Net cash provided by operating activities totaled $878,000, $660,000, and $88,000 for the years ended January 31, 2006, 2005 and 2004, respectively. The increase in 2006 as compared to 2005 was primarily due to increased operating income due to better hotel performance. The increase in 2005 as compared to 2004 was primarily due to the disposition of underperforming properties resulting in improved operating results.

Net cash (used in) provided by investing activities totaled $(65,000), $8.0 million, and $10.2 million for the years ended January 31, 2006, 2005 and 2004, respectively. The decrease in 2006 as compared to 2005 and 2004 was due to fewer dispositions during fiscal year 2006.

Net cash used in financing activities totaled $(780,000), $(8.6) million, and $(10.4) million for the years ended January 31, 2006, 2005 and 2004, respectively. The increase in 2006 as compared to 2005 was primarily due to the San Diego mortgage payoff in fiscal year 2005. The increase in 2005 as compared to 2004 was primarily due to reduced net payments on notes payable to Mr. Wirth and his affiliates during fiscal year 2005.

The Trust received $1.2 million in proceeds from the sales of hotel properties in fiscal year 2006. The Trust used these proceeds to fund operations and capital improvements.

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

As of January 31, 2006, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

The Trust is obligated under loan agreements relating to four of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. These accounts are restricted by the mortgage lenders. As of January 31, 2006, $226,294 was held in these accounts and is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” The accounts are required to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the twelve months ended January 31, 2006 and 2005, the Hotels spent approximately $1.2 million and $1.3 million, respectively, for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Trust plans to spend approximately $710,000 for capital expenditures in fiscal year 2007. The Hotels also spent approximately $1.4 million during both fiscal years 2006 and 2005 on repairs and maintenance and these amounts have been charged to expense as incurred.

The Trust has minimum debt payments of $1.9 million and $1.1 million due during fiscal years 2007 and 2008, respectively. The Trust plans to renew its bank line of credit when it matures during fiscal year 2007. The Trust believes it can satisfy its remaining obligations during fiscal years 2007 and 2008 using revenue generated by the Hotels’ operations.

Management believes that cash on hand, future cash receipts from operations, proceeds from condo-hotel conversions and borrowings from affiliates in fiscal year 2007 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months.

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

FUTURE POSITIONING

The Trust’s management has identified condo-hotel conversions and sales as an opportunity for the Trust. The condo-hotel concept has become increasingly popular throughout the country, and may have the potential to eclipse time-share or fractional ownership as the preferred vacation, second or third home ownership vehicle. The Trust, through its wholly-owned subsidiary, InnSuites Hotels, is currently pursuing condo-hotel ownership primarily for its Arizona locations. In the event this concept proves to be feasible for its current hotel properties, the Trust may realize condominium sales revenue and revenue from long-term management and trademark agreements with potential homeowners’ associations and/or future condominium owners.

CONTINUED LISTING WITH THE AMERICAN STOCK EXCHANGE

On June 13, 2003, the Trust received notice from the American Stock Exchange (“Amex”) indicating that the Trust failed to meet certain of Amex’s continued listing standards as set forth under Section 1003(a) of the Amex Company Guide. On December 10, 2004, the shareholders of the Trust approved several proposals relating to the Trust’s plan to return to compliance with Amex’s continued listing standards. On January 4, 2005, the Board of Trustees approved the implementation of the proposals. The proposals were consummated on January 31, 2005.

In total, on January 31, 2005, the Trust issued 13,005,089 Shares of Beneficial Interest in the Trust of which 6,602,695 returned to the Trust as treasury shares and 6,402,394 remained outstanding following implementation of the proposals. Mr. Wirth and his affiliates, through these transactions, received 5,182,186 Shares of Beneficial Interest in the Trust.

As of January 31, 2006, the Trust has total shareholders’ equity of $6.7 million and is compliant with Amex’s continued listing standards.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During fiscal year 2006, the Trust acquired 20,100 Shares of Beneficial Interest in open market transactions at an average price of $1.34 per share and 112,253 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.32. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at January 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

Mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties	$21,251,565	$1,923,896	$2,243,933	$6,016,982	$11,066,754

Operating leases	7,031,830	193,018	386,036	386,036	6,066,740

TOTAL	$28,283,395	$2,116,914	$2,629,969	$6,403,018	$17,133,494

The Trust expects to incur interest expense in relation to the notes included in the above table as summarized below:

TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

$7,973,947	$1,707,938	$3,086,963	$2,213,515	$965,531

InnSuites Hotels has entered into franchise arrangements with Best Western International, a third party, for four of the hotel properties. These agreements provide for fees to be paid by InnSuites Hotels based on revenues and reservations received, and contain no minimum payment provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Trust believes that the policies it follows for the valuation of its hotel properties, which constitute the majority of Trust assets, are its most critical policies. The Trust applies SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, the Trust reviews the carrying value of its hotel properties both held for use and held for sale. The Trust will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and/or a current appraisal of the property do not support its carrying value. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for use, it will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell. The Trust did not recognize impairment expense in fiscal year 2006 or 2005. For the twelve months ended January 31, 2004, the Trust recorded impairment losses of $458,000. As of January 31, 2006, the Trust management does not believe that the carrying values of any of its hotel properties are impaired.

ACCOUNTING MATTERS

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) was issued. This Statement is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity securities for goods and services. The Trust adopted this Statement during fiscal year 2006. The adoption of this Statement did not affect the Trust’s financial results.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” (“SFAS No. 153”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 153 replaces APB Opinion No. 29’s exceptions to recording these transfers at fair value. SFAS No. 153 is not expected to have a material impact on the Trust’s financial statements or results of operations.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicted,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s plans and expectations regarding condo-hotel conversions; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect the Trust’s current views in respect of future events and financial performance, but are subject to many risks and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such risks include, but are not limited to:

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates which may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in governmental regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in the Trust’s financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current growth strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters;
•	loss of key personnel;
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

	Fiscal
Debt Type	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed rate debt (1)	$1,313,116	984,505	1,008,190	1,061,041	1,125,978	11,066,754	16,559,584	17,437,083

Average interest rate	8.30%	7.95%	7.97%	7.98%	8.00%	8.02%	8.04%	7.50%

Variable rate debt (1)	$610,780	120,713	130,525	3,829,963	—	—	4,691,981	4,769,691

Interest rate available on January 31, 2006	8.53%	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%	8.53%

(1)	The fair value of fixed rate debt and variable rate debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

The table incorporates only those exposures that exist as of January 31, 2006 and does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Trust’s interest rate fluctuations will depend on the exposures that arise during any particular period and future interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III - Real Estate and Accumulated Depreciation.	50

Schedule IV - Mortgage Loans on Real Estate.	53

All other schedules are omitted, as the information is not required or is otherwise furnished.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, Arizona:

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona
April 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, Arizona:

Our audits on the 2006 and 2005 statements were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related consolidated supplemental schedules III and IV are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona
April 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees
InnSuites Hospitality Trust and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (the “Trust”) and Subsidiaries as of January 31, 2004 and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for the year ended January 31, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Phoenix, Arizona

Our audits on the 2004 financial statements were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related consolidated supplemental schedules III and IV are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic consolidated financial statements. The schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
March 12, 2004

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31
	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$34,251	1,343
Restricted Cash	226,294	250,642
Accounts Receivable, including $14,828 and $144,928 from related parties, net of Allowance for Doubtful Accounts of $112,000 and $278,000, respectively	531,961	969,751
Prepaid Expenses and Other Current Assets	494,829	510,864
Total Current Assets	1,287,335	1,732,600
Hotel Properties, net	30,215,391	31,190,139
Hotel Properties Held for Sale, net	—	3,121,235
Deferred Finance Costs, Long-Term Portion	175,645	226,560
Deposits, Long-Term	14,987	14,987
Deferred Income Tax Benefit	259,000	170,000
TOTAL ASSETS	$31,952,358	36,455,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses, including $95,418 and $153,811 accrued interest and payables to related parties as of January 31, 2006 and 2005, respectively	$2,594,733	2,762,693
Purchase Deposit from Related Party	—	700,000
Notes Payable to Banks	500,000	500,000
Current Portion of Mortgage Notes Payable	879,265	1,060,827
Current Portion of Other Notes Payable	121,558	78,975
Current Portion of Notes Payable to Related Parties	428,989	33,735
Total Current Liabilities	4,524,545	5,136,230
Mortgage Notes Payable	19,029,612	22,946,618
Notes Payable to Related Parties	85,717	59,777
Other Notes Payable	206,424	169,438

TOTAL LIABILITIES	23,846,298	28,312,063

MINORITY INTEREST IN PARTNERSHIP	1,388,132	1,878,824

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,145,365 and 8,719,649 shares issued and outstanding at January 31, 2006 and 2005, respectively	17,155,106	16,568,246
Treasury Stock, 7,494,578 and 7,391,825 shares held at January 31, 2006 and 2005, respectively	(10,437,178)	(10,303,612)
TOTAL SHAREHOLDERS’ EQUITY	6,717,928	6,264,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,952,358	36,455,521

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
	2006	2005	2004
REVENUE
Room	$16,029,694	$17,729,550	$22,026,498
Food and Beverage	1,122,191	1,238,808	1,363,216
Telecommunications	56,804	99,894	154,231
Other	462,462	736,873	667,383
Management and Trademark Fees, including $209,862, $115,105 and $0 from related parties for 2006, 2005 and 2004, respectively	382,260	278,888	—
Payroll Reimbursements, including $2,471,324, $2,191,474 and $0 from related parties for 2006, 2005 and 2004, respectively	3,195,428	2,791,174	—

TOTAL REVENUE	21,248,839	22,875,187	24,211,328

OPERATING EXPENSES
Room	4,222,369	5,010,738	6,019,634
Food and Beverage	1,168,246	1,226,074	1,323,480
Telecommunications	153,313	226,559	311,408
General and Administrative (includes $0, $0 and $741,537 of management and licensing fees to related parties for 2006, 2005 and 2004, respectively)	3,948,539	4,445,613	4,703,160
Sales and Marketing	1,362,805	1,642,232	2,109,528
Repairs and Maintenance	1,427,470	1,387,407	1,797,719
Hospitality	697,625	827,166	1,066,854
Utilities	1,166,233	1,232,940	1,686,040
Hotel Property Depreciation	2,118,492	2,755,499	2,977,583
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,258,380	1,329,463	1,669,510
Other	180,590	221,969	360,490
Payroll Costs Related to Management Contracts	3,195,428	2,791,174	—
Loss on Impairment of Hotel Property	—	—	458,401
TOTAL OPERATING EXPENSES (includes $0, $0 and $7,389,988 in contract labor expense to related party for 2006, 2005 and 2004, respectively)	20,899,490	23,096,834	24,483,307
OPERATING INCOME (LOSS)	349,349	(221,647)	(272,479)
Interest Income	2,134	7,517	981
Other Income	59,677	—	—
Gain on Disposition of Hotels	1,847,425	5,113,540	—
TOTAL OTHER INCOME	1,909,236	5,121,057	981
Interest on Mortgage Notes Payable	1,846,801	2,089,708	2,764,876
Interest on Notes Payable to Banks	28,322	23,659	53,984
Interest on Notes Payable and Advances Payable to Related Parties	16,769	125,336	544,069
Interest on Other Notes Payable	17,205	20,878	10,290
TOTAL INTEREST EXPENSE	1,909,097	2,259,581	3,373,219
INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	349,488	2,639,829	(3,644,717)
LESS MINORITY INTEREST	(267,265)	1,384,985	(1,050,400)
Income Tax Provision	(75,175)	(160,000)	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	541,578	1,094,844	(2,594,317)
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	(854,402)	—
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$541,578	$240,442	$(2,594,317)
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE- Basic	$0.06	$0.45	$(1.27)
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - Basic	—	(0.35)	—
NET INCOME (LOSS) PER SHARE - Basic	$0.06	$0.10	$(1.27)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	9,096,338	2,424,837	2,035,200
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE- Diluted	$0.02	$0.45	$(1.27)
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - Diluted	—	(0.35)	—
NET INCOME (LOSS) PER SHARE - Diluted	$0.02	$0.10	$(1.27)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	13,341,783	2,424,837	2,035,200
CASH DIVIDENDS PER SHARE	$.01	$.01	$.02

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

BALANCE, JANUARY 31, 2003	$(1,250,182)
Net Loss Attributable to Shares of Beneficial Interest	(2,594,317)
Dividends	(40,986)
Purchase of Treasury Stock	(29,095)
Issuance of Shares of Beneficial Interest for Compensation	99,680
Related Party Fees Forgiven	530,721
Accrued Rent Forgiven by the Partnership	1,518,834
Proceeds from Sale of Hotel Property to Related Party in Excess of Carrying Value	192,910
Distribution to Minority Interest Holders	(128,049)
Reallocation of Minority Interest	126,885

BALANCE, JANUARY 31, 2004	(1,573,599)
Net Income Attributable to Shares of Beneficial Interest	240,442
Dividends	(23,220)
Purchase of Treasury Stock	(225,917)
Shares of Beneficial Interest issued for Services Received	49,280
Shares of Beneficial Interest issued to Satisfy Notes Payable to Related Parties	690,820
Shares of Beneficial Interest issued to Purchase Management and Licensing Contracts	155,000
Shares of Beneficial Interest issued to Satisfy Advances Payable to the Partnership	3,661,659
Shares of Beneficial Interest issued to Purchase Yuma Hospitality Minority Interest	2,766,515
Purchase of Yuma Hospitality Minority Interest Above Carrying Value	1,177,425
Purchase of Partnership Units Above Carrying Value	98,684
Reallocation of Minority Interest	(752,455)

BALANCE, JANUARY 31, 2005	6,264,634
Net Income Attributable to Shares of Beneficial Interest	541,578
Dividends	(91,450)
Purchase of Treasury Stock	(175,442)
Shares of Beneficial Interest issued for Services Received	37,888
Partnership Interest Acquired with Shares of Beneficial Interest	213,202
Reallocation of Minority Interest	(72,482)

BALANCE, JANUARY 31, 2006	$6,717,928

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEARS ENDED JANUARY 31,
	2006	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Shares of Beneficial Interest	$541,578	$240,442	$(2,594,317)
Adjustments to Reconcile Net Income (Loss) Attributable to Shares of Beneficial Interest to Net Cash Provided by Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	—	854,402	—
Net Income from Variable Interest Entities	—	352,882	—
Issuance of Shares for Management and Licensing Contracts	—	155,000	—
Impairment of Hotel Property	—	—	458,401
Provision for Uncollectible Receivables	354,165	377,465	198,448
Minority Interest	(267,265)	1,032,103	(1,050,400)
Hotel Property Depreciation	2,118,492	2,755,499	2,977,583
Deferred Income Taxes	(89,000)	(170,000)	—
(Gain) Loss on Disposal Sale of Hotel Property	(1,834,080)	(4,999,797)	124,310
Amortization of Deferred Loan Fees	36,373	38,312	49,036
Capital Contribution from Waived Management and Licensing Fee Expense	—	—	530,721
Changes in Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses and Other Assets	(57,734)	311,781	126,318
Decrease (Increase) in Accounts Receivable	134,808	(439,814)	(507,907)
Increase in Purchase Deposit from Related Party	—	700,000	—
(Decrease) in Accounts Payable and Accrued Expenses	(59,451)	(547,850)	(224,509)
NET CASH PROVIDED BY OPERATING ACTIVITIES	877,886	660,425	87,684

CASH FLOW FROM INVESTING ACTIVITIES
Sale of Hotel Properties	1,190,192	9,377,138	12,150,503
Improvements and Additions to Hotel Properties	(1,272,259)	(1,308,008)	(1,863,893)
Change in Restricted Cash	17,311	(113,852)	(91,003)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(64,756)	7,955,278	10,195,607

CASH FLOW FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(931,386)	(6,087,771)	(4,306,890)
Payments on Notes Payable to Banks	(2,217,000)	(720,000)	(3,087,250)
Borrowings on Notes Payable to Banks	2,217,000	500,000	440,000
Repurchase of Partnership Units	(774)	(453,223)	(337)
Repurchase of Treasury Stock	(30,191)	(113,517)	(29,095)
Payment of Dividends	(91,450)	(23,220)	(40,986)
Distributions to Minority Interest Holders	—	(85,683)	—
Payments on Notes and Advances Payable to Related Parties	(35,806)	(1,740,299)	(4,773,927)
Borrowings on Notes and Advances Payable to Related Parties	400,000	198,000	1,507,750
Payments on Other Notes Payable	(90,615)	(88,647)	(81,075)

NET CASH USED IN FINANCING ACTIVITIES	(780,222)	(8,614,360)	(10,371,810)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,908	1,343	(88,519)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,343	—	88,519

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,251	$1,343	$—

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) owns, as of January 31, 2006, directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate as InnSuites Hotels.

Prior to February 1, 2004, the Trust operated as a self-managed and self-administered “umbrella partnership real estate investment trust (“REIT”),” with operations through an operating partnership, RRF Limited Partnership, a Delaware limited partnership (the “Partnership”). Effective February 1, 2004, the Trust terminated its election to be taxed as a REIT. The Trust is the sole general partner of the Partnership and owned 69.14% and 64.75% of the Partnership as of January 31, 2006 and 2005, respectively. The Trust’s weighted average ownership for the years ended January 31, 2006, 2005, and 2004 was 67.87%, 57.00% and 51.12%, respectively. The Partnership owns four of the hotel properties and incurs the related expenses. The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005. See Note 21 -“Compliance with the American Stock Exchange Continued Listing Standards.” Prior to May 1, 2004, the Hotels were leased to InnSuites Hotels, Inc. (“InnSuites Hotels”), a wholly-owned subsidiary of the Trust. Subsequent to May 1, 2004, the Trust and the Partnership operate the Hotels owned by each of them. Prior to June 8, 2004, InnSuites Hotels held the franchise agreement for each Hotel and contracted with Suite Hospitality Management, Inc. (the “Management Company”) for certain property management services and employment services. Until July 2, 2003, the Management Company was owned 9.8% by the James F. Wirth (“Mr. Wirth”), Chairman, President and Chief Executive Officer of the Trust. On June 8, 2004, the Trust purchased the “InnSuites” trademarks and tradenames and related licensing agreements and acquired the management agreements with the Management Company. See Note 20 - “Purchase of Management and Licensing Contracts.”

After June 8, 2004, InnSuites Hotels provides hotel management services to the Hotels, as well as four hotels featuring 544 suites owned by affiliates of Mr. Wirth and one unrelated hotel property featuring 131 suites. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations. All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation. InnSuites Hotels received 2.5% of total revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal year 2006 and 2.0% of room revenue during fiscal year 2005. During the second half of fiscal year 2006, InnSuites Hotels also received an accounting fee between $1,000 and $2,000 per month under these agreements. These agreements expire on January 31, 2008. InnSuites Hotels received between 1% and 2% of room revenue from the Hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal years 2006 and 2005 and between $1,000 and $2,000 per month for accounting services during fiscal year 2006. These agreements require that these hotels pay 2% of room revenue, unless these hotels fail to reach 80% of their budgeted profit, at which point the fees are reduced to 1% of room revenue. Effective February 1, 2006, these agreements are fixed at 2.0% of room revenue plus $2,000 per month for accounting services. These agreements expire on February 1, 2007 and may be cancelled by either party with 90-days notice or 30-days notice in the event the property changes ownership. InnSuites Hotels received 5% of total revenue from the unrelated hotel in San Diego, California in exchange for management services during fiscal year 2006. This agreement expires on March 31, 2007, and may be cancelled by either party with 90-days notice or 30-days notice in the event the property changes ownership.

After June 8, 2004, InnSuites Hotels owns the “InnSuites” trademark and holds trademark agreements with the Hotels, as well as four hotels featuring 544 suites owned by affiliates of Mr. Wirth and two unrelated hotel properties featuring 307 suites. InnSuites Hotels received 1.25% (2.5% for the hotel which does not carry a third-party franchise) of total revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal year 2006 and 1.0% (2.0% for the hotel without a third-party franchise) during fiscal year 2005. The revenue and expenses related to these contracts have been eliminated in consolidation. These agreements expire on January 31, 2007. InnSuites Hotels received between 1% and 2% of room revenue from the Hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal years 2006 and 2005. These agreements require that these hotels pay 2% of room revenue, unless these hotels fail to reach 80% of their budgeted profit, at which point the fees are reduced to 1% of room revenue. Effective February 1, 2006, these fees are fixed at 1.25% of room revenue. These agreements have no expiration date and may be cancelled by either  party with 12-months notice or 90-days notice in the event the property changes ownership. InnSuites Hotels received 2% of total revenue from the unrelated hotel in San Diego, California in exchange for trademark licensing services during fiscal years 2006 and 2005. This agreement may be cancelled by either party with 90-days notice. InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for trademark licensing services during fiscal years 2006 and 2005. This agreement has no expiration date and may be cancelled by either party with 30-days notice.

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary. On June 8, 2004, the management agreements of the Management Company were purchased by the Trust and the Trust began managing the Hotels, certain hotels owned by Mr. Wirth and an unrelated hotel. See Note 20 - “Purchase of Management and Licensing Contracts.”

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit shall be convertible into one newly-issued Share of Beneficial Interest of the Trust, at any time at the option of the particular limited partner. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion. As of January 31, 2006 and 2005, 669,617 and 1,189,386, respectively, Class A limited partnership units were issued and outstanding representing 5.1% and 9.0%, respectively, of the total partnership units. Additionally, as of January 31, 2006 and 2005, 3,407,938 and 3,467,938, respectively, Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 25.8% and 26.2%, respectively, of the total partnership units. If all of the Class A and B limited partnership units outstanding at January 31, 2006 were converted, the limited partners in the Partnership would receive 4,077,555 Shares of Beneficial Interest of the Trust. As of January 31, 2006 and 2005, the Trust owns 9,133,962 and 8,554,193, respectively, general partner units in the Partnership, representing 69.14% and 64.75%, respectively, of the total partnership units.

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

RECLASSIFICATIONS

The Trust has reclassified certain balances on the January 31, 2005 balance sheet to conform to the January 31, 2006 presentation of a classified balance sheet. The reclassifications had no effect on net income or total shareholders’ equity.

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

HOTEL PROPERTIES

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.

The Trust adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in accounting for its hotel properties effective the beginning of fiscal year 2003 and previously applied SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” in accounting for its hotel properties in fiscal year 2002. Properties held for sale at the beginning of fiscal year 2003 continued to be accounted for under SFAS No. 121. The adoption of SFAS No. 144 had no significant effect on the financial statements.

Management applies SFAS No. 144 to determine when it is required to test an asset for recoverability of its carrying value. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets. Fair value is determined by the most current third-party property appraisal obtained in 2005, if available. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no additional impairment of long-lived assets exists during fiscal years 2006 and 2005.

During fiscal year 2004, the Trust recorded impairment charges of $458,000 relating to its Buena Park, California and Tempe, Arizona properties. These charges were recorded to reduce the carrying value of the properties to the sales amount. The Trust recognized the impairment charges at the time it entered in to the sales contracts.

During fiscal years 2006 and 2005, events and circumstances indicated that one of the Trust’s properties held in use should be evaluated for impairment. However, the Trust’s estimated future undiscounted cash flows and the third-party appraisal obtained in fiscal year 2005 of the property both indicated that the value of the property exceeded its carrying value. However, it is possible that future changes in the economic climate or real estate markets may adversely impact the fair values of the hotel properties, resulting in the need for the Trust to recognize an impairment expense to adjust the carrying value of those properties to their fair values.

Gains and losses on sales of properties are recognized at the time of sale or deferred to the extent required by generally accepted accounting principles.

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

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees, and other revenue are recognized as earned as services are provided and items are sold. Payroll reimbursements are recorded as personnel services are provided and are not netted with the corresponding payroll expense.

RECEIVABLES

Accounts receivable are carried at original amounts less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management records an allowance for doubtful accounts for 50% of the balances over 90 days and 100% of the balances over 120 days. Accounts receivables are written off when deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances.

STOCK-BASED COMPENSATION

The Trust applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma net income (loss) disclosures for employee stock based compensation grants as if the fair-value-based method defined in Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation, had been applied. In accordance with APB Opinion No. 25, stock-based compensation expense is recorded in the statement of operations over the vesting period only if the current estimated market price on the underlying stock on the date an option is granted exceeds the exercise price.  The Trust adopted SFAS No. 123 during fiscal year 2006.

No stock-based compensation cost has been recognized for options granted to employees for the years ended January 31, 2006, 2005 and 2004. The following pro forma information presents pro forma net loss information as if compensation expense had been recognized for stock-based compensation as determined under the fair-value-based method prescribed by SFAS No. 123 using the Black-Scholes options pricing model:

	2005	2004
Net income (loss):
	$240,442	$(2,594,317)

Plus:
Stock compensation recorded in the statements of operations	$49,280	$—
Minus:
Total stock-based compensation expense as defined under the fair value method	$(49,280)	$—

Pro forma stock compensation expense	$—	(175)

Pro forma	$240,442	$(2,594,492)

Net income (loss) per share - basic
As reported	$0.10	$(1.27)

Pro forma	$0.10	$(1.27)

No stock options were issued during the fiscal years ended January 31, 2006, 2005 and 2004. During the second quarter of fiscal year 2006, the Trust accepted the voluntary surrender of all outstanding stock options. The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the American Stock Exchange. The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future. As of January 31, 2006, the Trust has no stock options outstanding.

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

Susequent to February 1, 2004, the Trust became subject to federal and state corporate income tax and accounts for deferred taxes utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it was determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2006, 2005 and 2004, the Trust paid dividends of $0.01, $0.01 and $0.02, respectively, per share in the fourth quarter. The Trust’s ability to pay dividends is largely dependent upon the operations of the hotels.

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

For the twelve months ended January 31, 2006, 2005 and 2004, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 4,245,445, 5,680,962 and 6,457,165 in addition to the basic shares outstanding for fiscal year 2006, 2005 and 2004, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units are anti-dilutive during fiscal years 2005 and 2004 due to the fact that the conversion of these units would result in increased earnings per share. Therefore, they have not been included in the number of issued and outstanding Shares of Beneficial Interest used in the calculation of diluted earnings per share for those years.

For the twelve months ended January 31, 2005 and 2004, 232,600 and 246,000 stock options, respectively, were not included in the computation of diluted earnings per share as their inclusion would have had an antidilutive effect because of the fact that the option exercise prices are greater than the average market price of the Trust’s Shares of Beneficial Interest. As of January 31, 2006, there are no stock options outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Due to their short maturities, cash and cash equivalents are carried at cost, which reasonably approximates fair value.

The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities. The carrying value of accounts payable and accrued expenses and other notes payable approximates fair value, due to their short-term nature. See Note 14 - “Fair Value of Financial Instruments.”

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) was issued. This Statement is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity securities for goods and services. The Trust adopted this Statement during fiscal year 2006. The adoption of this Statement did not affect the Trust’s financial results. The Trust adopted SFAS No. 123R subsequent to the surrender of all outstanding stock options. The Trust applied the modified prospective application.

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

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that owns five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $755,000, $785,000 and $2,110,000 for the years ended January 31, 2006, 2005, and 2004, respectively.

3. HOTEL PROPERTIES

As of January 31 of the respective years, hotel properties, and hotel properties held for sale, consisted of the following:

	2006	2005
Land	$2,824,520	$2,824,520
Building and improvements	33,520,145	32,958,443
Furniture, fixtures and equipment	7,213,866	6,913,030

Total hotel properties	43,558,531	42,695,993
Less accumulated depreciation	(13,343,140)	(11,505,854)

Hotel properties, net	$30,215,391	$31,190,139
Hotel properties, held for sale	$--	$3,121,235

4. ACQUISITIONS

During the second quarter of fiscal year 2005, the Trust acquired the management and licensing agreements. See Note 20 - “Purchase of Management and Licensing Contracts.”

5. MORTGAGE NOTES PAYABLE

At January 31, 2006, the Trust had mortgage notes payable outstanding with respect to each of the Hotels. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from July 29, 2009 to May 1, 2016. Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2006, 2005 and 2004 were 8.21%, 8.03% and 7.72%, respectively.

The following table summarized the Trust’s mortgage notes payable as of January 31:

	2006	2005
Mortgage note payable, due in variable monthly installments ($38,970 as of January 31, 2006), including interest at prime rate plus 1.0% per year (8.5% as of January 31, 2006), through July 29, 2009, secured by the Tucson St. Mary’s property with a carrying value of $9.3 million at January 31, 2006.	$4,191,981	$4,285,505

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through May 1, 2016, secured by the Tucson Oracle property with a carrying value of $5.2 million at January 31, 2006.	4,103,465	4,349,266

Mortgage note payable, due in monthly installments of $71,141, including interest at 8.28% per year, through May 11, 2011, secured by the Ontario property with a carrying value of $7.0 million at January 31, 2006.	8,448,212	8,586,467

Mortgage note payable, due in monthly installments of $15,858, including interest at 8.875% per year, through September 1, 2015, secured by the Albuquerque property with a carrying value of $1.8 million at January 31, 2006.	1,232,062	1,309,249

Mortgage note payable, due in monthly installments of $41,168, including interest at 9.25% per year, through August 1, 2011, secured by the Yuma property with a carrying value of $6.6 million at January 31, 2006.	1,933,157	2,186,099

Mortgage note payable, paid in full during fiscal year 2006 in connection with the sale of the Phoenix property.	—	3,290,859

Totals	$19,908,877	$24,007,445

Mr. Wirth and certain of his affiliates have guaranteed $1,966,579 and $3,738,479 of the mortgage notes payable as of January 31, 2006 and 2005, respectively. The net book value of the properties securing these mortgage notes payable at January 31, 2006 and 2005 was $15,862,000 and $19,441,000, respectively. See Note 9 - “Minimum Debt Payments” for scheduled minimum payments.

6. NOTES PAYABLE TO BANKS

On July 21, 2004, the Trust obtained a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership all dated July 21, 2004. The line of credit is secured by the assets of the Trust alone, which is comprised mainly of its investment in the subsidiaries. Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.5% (8.75% as of January 31, 2006) per annum, and is required to make monthly interest-only payments. The line of credit matured on July 20, 2005. The Trust renewed the line of credit through May 31, 2006. As of January 31, 2006 and 2005, the Trust had drawn the entire $500,000 available under the line of credit.

7. NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase additional general partnership units in the Partnership and to fund working capital and capital improvement needs. The aggregate amounts outstanding to related parties were approximately $515,000 and $94,000 as of January 31, 2006 and 2005, respectively. The notes and advances payable to related parties are as follows as of January 31 of the respective years:

	2006	2005

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, unsecured and bearing interest at 7% per annum. Due in one installment of accrued interest and unpaid principal on April 15, 2006.	$400,000	$—

Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	54,929	—

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	20,886	26,114

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	20,886	26,115

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	18,005	22,512

Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust. Paid in full during fiscal year 2006.	—	18,771

Totals	$514,706	$93,512

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

During the second quarter of fiscal year 2005, the Trust issued promissory notes totaling $83,000 to affiliates of Mason Anderson, who was Trustee of the Trust from January through August 2005, in exchange for 47,084 Shares of Beneficial Interest in the Trust.

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

During the third quarter of fiscal year 2006, the Partnership issued a promissory note in the amount of $400,000 to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. The full unpaid principal and accrued interest are due in one installment on April 15, 2006. Subsequent to year-end, this note was paid off using a new line of credit with Rare Earth Financial, L.L.C. (See Note 22 - “Subsequent Events”).

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $8,905, $443,959 and $205,101 for the twelve months ended January 31, 2006, 2005 and 2004, respectively. The Trust incurred interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $10,856, $122,314 and $515,214 for the twelve months ended January 31, 2006, 2005 and 2004, respectively.

8. OTHER NOTES PAYABLE

As of January 31, 2006, the Trust had $327,982 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 207,850 Class A limited partnership units in the Partnership and the repurchase of 84,312 Shares of Beneficial Interest in privately negotiated transactions. The promissory notes bear interest at 7% per year and are due in varying monthly payments through March 2011. The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes. As of January 31, 2005, the Trust had outstanding $248,413 in secured promissory notes to unrelated third parties arising from the repurchase of certain limited partnership units and Shares of Beneficial Interest.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2006 are as follows in the respective fiscal years indicated:

FISCAL YEAR ENDED	AMOUNT
2007	$1,923,896
2008	1,105,218
2009	1,138,715
2010	4,891,004
2011	1,125,978
Thereafter	11,066,754

$21,251,565

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During fiscal year 2006, the Trust acquired 20,100 Shares of Beneficial Interest in open market transactions at an average price of $1.34 per share and 112,253 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.32. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust is authorized to repurchase an additional 214,112 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

For the years ended January 31, 2006, 2005 and 2004, the Trust repurchased 132,353, 130,717 and 22,500 Shares of Beneficial Interest at an average price of $1.33, $1.73 and $1.29 per share, respectively. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ (Deficit) Equity.

11. FEDERAL INCOME TAXES

The Trust and subsidiaries had income tax net operating loss carryforwards of approximately $14.0 million and $15.2 million at January 31, 2006 and 2005, respectively.  The quarterly allocation of cash dividends paid per Share of Beneficial Interest and the characterization of dividends as either ordinary income or return of capital for an individual shareholder’s income tax purposes were as follows:

	CALENDAR 2005			CALENDAR 2004			CALENDAR 2003
Month Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid
January	$ .01	—	$.01	—	$.02	$.02	—	$.01	$.01
May	—	—	—	—	—	—	—	—	—
July	—	—	—	—	—	—	—	—	—
October	—	—	—	—	—	—	—	—	—
Total	$ .01	—	$.01	—	$.02	$.02	—	$.01	$.01

The tax status of distributions to shareholders in calendar 2006 will be dependent on the level of the Trust’s earnings in that year. If certain changes in the Trust’s ownership should occur, there could be an annual limitation on the amount of carryforwards that can be utilized, which could potentially impair the ability to utilize the full amount of the carryforwards.

The total dividends per Share of Beneficial Interest applicable to operating results for the years ended January 31, 2006, 2005 and 2004, amounted to $0.01 per share, $0.01 per share and $0.02 per share, respectively.
The Trust and subsidiaries have federal and state net operating loss carryforwards which are estimated to expire as follows:

	Amount
Year	Federal	State

2008	$—	$—
2009	—	—
2017	1,167,598	—
2018	3,883,556	—
2019	1,163,799	—
2020	1,979,025	—
2021	250,847	—
2022	1,580,590	—
2023	1,671,294	—
2024	2,302,410	—

	$13,999,119	$—

Total and net deferred income tax assets at January 31,	2006	2005
Net operating loss carryforwards	$5,600,000	$6,722,000
Book/Tax differences in operating assets	50,000	94,000
Total deferred income tax assets	5,650,000	6,816,000

Deferred income tax liability associated with book/tax differences in hotel properties	(2,900,000)	(3,425,000)
Net deferred income tax asset	2,750,000	3,391,000
Valuation allowance	(2,491,000)	(3,221,000)
Net deferred income tax asset	$259,000	$170,000

Income taxes for the year ended January 31,	2006	2005
Current income tax provision	$ 164,000	$ 330,000
Deferred income tax benefit	(89,000)	(170,000)
Net income tax provision	$75,000	$160,000

The differences between the statutory and effective tax rates is as follows for the year ended January 31, 2006:

Federal statutory rates	$ 210,000	34%
State income taxes	37,000	6%
Utilization of federal net operating loss carrfyforward and related recognition of tax benefit	(214,000)	(35)%
Alternative minimum tax	42,000	7%
Effective rate	$75,000	12%

The valuation allowance decreased by approximately $730,000 in the year ended January 31, 2006, primarily due to the utilization of approximately $2,607,185 of federal and state net operating loss carryforwards.

The Trust had income taxes payable of $241,000 and $330,000 recorded as of January 31, 2006 and 2005, respectively.

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

12. ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS

Mr. Wirth has an employment agreement with the Trust that expires in December 2007. The employment agreement provides that Mr. Wirth received no compensation from the Trust as long as a previously enforceable advisory agreement was in effect. However, pursuant to the terms of the employment agreement, since the Advisor (as defined in the advisory agreement) no longer provides services to the Partnership or the Trust, Mr. Wirth is to be compensated at an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect. Mr. Wirth is currently being compensated, however, at a lesser rate of $141,000 a year.

13. OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2006 and 2005, Mr. Wirth and his affiliates held 3,407,938 and 3,467,938 Class B limited partnership units, respectively, which represented 25.8% and 26.3% of the total outstanding partnership units. As of January 31, 2006 and 2005, Mr. Wirth and his affiliates held 5,569,624 and 5,817,869 Shares of Beneficial Interest in the Trust, respectively, which represented 60.9% and 66.8% of the total issued and outstanding Shares of Beneficial Interest.

At January 31, 2006 and 2005, the Trust owned a 69.14% interest and 64.75% interest, respectively, in the Hotels through its sole general partner’s interest in the Partnership.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust’s significant financial instruments at January 31, 2006 and 2005 are as follows:

	2006		2005
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$19,908,877	$20,867,605	$24,007,445	$25,675,971

Notes payable to banks	500,000	500,000	500,000	500,000

Notes and advances payable to related parties	514,706	513,500	93,512	94,713

Other notes payable	327,982	325,669	248,413	252,911

15. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2006	2005	2004
Cash paid for interest	$1,894,693	$2,514,975	$3,030,616

Promissory notes issued by the Trust to acquire Class A limited partnership units	81,933	179,500	87,800

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	145,251	112,400	—

Promissory notes issued by the Trust to acquire Class B limited partnership units	—	971,831	—

Shares issued to Trustees and Officers in exchange for services	37,888	49,280	43,680

Shares issued to affiliates to satisfy notes payable	—	690,821	—

Accrued interest reclassified to principal due on notes payable to related parties	—	—	417,264

Promissory notes assigned to satisfy notes payable to related parties	—	—	200,000

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

During the second quarter of fiscal year 2005, Rare Earth Financial, an affiliate of Mr. Wirth, assumed from the Management Company a note payable with a principal balance of $23,303.

The Trust issued 528,469, 113,048 and 40,000 Shares of Beneficial Interest during the years ended January 31, 2006, 2005 and 2004, respectively, in exchange for Class A limited partnership units. The issued Shares of Beneficial Interest were valued at $693,173, $205,747 and $56,000, respectively.

16. COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2006, 2005 and 2004 was $193,000, $190,000 and $188,000, respectively, plus a variable component based on gross revenues of each property that totaled approximately $90,000, $80,000 and $74,000, respectively.

Future minimum lease payments under these non-cancelable ground leases are as follows:

Fiscal Year Ending January 31,
2007	$193,018
2008	193,018
2009	193,018
2010	193,018
2010	193,018
Thereafter	6,066,740

Total	$7,031,830

The Trust is obligated under loan agreements relating to four of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the four hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into franchise arrangements with Best Western International for four of the hotel properties. These agreements provide for fees to be paid by the Hotels based on revenue and reservations received, and contain no minimum payment provisions.

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

There were no options granted in fiscal year 2006, 2005 or 2004, and no options outstanding as of January 31, 2006. The Plan currently has 1,000,000 options available to grant.

The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2006, have been issued.

The following table summarizes the stock option activity during fiscal years 2006, 2005 and 2004, and provides information about the stock options outstanding at January 31, 2006:

	Number of Options	Weighted- Average Exercise Price
Stock Option Activity

Outstanding, January 31, 2003	253,200	$2.50
Granted	—	—
Forfeited	(7,200)	2.50
Exercised	—	—
Outstanding, January 31, 2004	246,000	$2.50
Granted	—	—
Forfeited	(13,400)	2.50
Exercised	—	—

Outstanding, January 31, 2005	232,600	$2.50
Granted	—	—
Forfeited	(232,600)	2.50
Exercised	—	—

Outstanding, January 31, 2006	—	$—

Stock Option Information	January 31, 2006

Options exercisable	—
Weighted Average Exercise Price	—
Weighted Average Remaining Contractual Life	—

For stock options granted to non-employees of the Trust, compensation was recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model. The Trust did not grant any stock options to non-employees during fiscal years 2006, 2005, and 2004. The Trust had equity related compensation expense of $37,888, $49,280 and $43,680 for the years ended January 31, 2006, 2005, and 2004 respectively.

18. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the results of operations, by quarter, for the fiscal years ended January 31, 2006 and 2005. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included. The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

FISCAL 2006	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2006

Total revenue	$6,573,433	$4,852,780	$4,698,158	$5,124,468	$21,248,839

Total revenue less interest expense on mortgage loans and operating expenses	$419,576	(869,643)	(628,114)	(419,271)	$(1,497,452)

Net income (loss)	$404,301	658,129	(371,668)	(162,321)	$541,578

Income (loss) per share - basic	$.05	.07	(.04)	(.02)	$0.06

Income (loss) per share - diluted	$.03	.07	(.04)	(.02)	$0.02

Dividends declared per share	$—	—	—	.01	$.01

FISCAL 2005	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2005

Total revenue	$7,358,640	$4,922,554	$5,062,591	$5,531,402	$22,875,187

Total revenue less interest expense on mortgage loans and operating expenses	$421,304	(1,230,942)	(780,262)	(721,455)	$(2,311,355)

Net income (loss)	$2,028,243	(934,548)	(340,502)	(475,916)	$240,442

Income (loss) per share - basic	$.94	(.40)	(.14)	(.17)	$0.10

Income (loss) per share - diluted	$.56	(.40)	(.14)	(.17)	$0.10

Dividends declared per share	$—	—	—	.01	$.01

19. SALE OF HOTEL PROPERTIES

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

On July 27, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Mr. Wirth, for its appraised value of $5.1 million. The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing. The total gain on the sale was $1.8 million, with $1.3 million of the gain attributable to holders of Shares of Beneficial Interest.

None of the above-listed properties have been reported as discontinued operations in the Trust’s financial statements. Based on the criteria of EITF Abstract Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the Trust concluded it was not necessary to report hotels “held for sale” or “disposed of” when the Trust maintains significant continuing involvement. The Trust provides management, trademark, reservation and advertising services to all of the hotel properties listed above, which management believes provides the Trust the ability to significantly influence the operating and financial policies of these hotels.

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

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels. In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate. Following the acquisition, InnSuites Hotels will self-manage the Hotels. The Trust also manages one unrelated hotel in San Diego, California and four hotels owned by Mr. Wirth.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames. In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of Beneficial Interest of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate. The Trust also provides licensing services to two unrelated hotels in San Diego and Buena Park, California and four hotels owned by Mr. Wirth. The Trust paid $459,000 in cash to satisfy the Management Company’s line of credit. An additional $80,000 was paid to the Management Company to satisfy the Trust’s obligation for net liabilities of approximately the same amount. The Shares of Beneficial Interest issued by the Trust for both the management contracts and licensing agreements were valued at $155,000, which amount was recorded as an expense.

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

In total, on January 31, 2005, the Trust issued 13,005,089 Shares of Beneficial Interest in the Trust, of which 6,602,695 returned to the Trust as treasury stock and 6,402,394 remain outstanding. The transactions were valued at the closing price of a Trust Share of Beneficial Interest on January 24, 2005, which was $1.30. The Trust did not record a gain or loss, and did not increase the basis of consolidated assets as a result of the transactions, except for the acquisition of the minority interest ownership in Yuma Hospitality Properties. Mr. Wirth and his affiliates, through these transactions, received 5,182,186 Shares of Beneficial Interest in the Trust.

As of January 31, 2006, the Trust has total shareholders’ equity of $6.7 million and is compliant with Amex continued listing standards.

22. SUBSEQUENT EVENTS

On March 1, 2006, the Partnership established a $700,000 subordinated line of credit with Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. The line of credit will be available for borrowings from time to time, will expire on March 1, 2008, is secured by 49% of the Partnership’s interest in its Tucson St. Mary’s hotel property, and is subordinated to the Trust’s commercial bank line of credit. Outstanding borrowings under the line of credit will bear interest at 7.0% per year. The Trust borrowed $400,000 under the line of credit on March 1, 2006 in order to refinance an outstanding promissory note payable to Rare Earth Financial which was due on April 15, 2006.

On March 1, 2006, the Trust issued 21,600 Shares of Beneficial Interest, with a total value of $28,944, to the Trustees in exchange for their services during fiscal year 2006. The Trust also issued 36,000 Shares of Beneficial Interest, with a total value of $48,240, to the Trustees as prepayment for their services during fiscal year 2007.

On March 1, 2006, the Trust issued 41,700 Shares of Benefical Interest, with a total value of $55,878, as bonuses to its executive officers and other key employees.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2006

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$4,103,465	$—	$4,220,820	$—	$2,210,442	$—	$6,431,262
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	1,933,157	251,649	4,983,292	53,366	2,476,435	305,015	7,459,727
Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,448,212	1,633,064	5,450,872	—	1,694,576	1,633,064	7,145,448
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	4,191,981	900,000	9,166,549	(20,564)	975,673	879,436	10,152,222
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,232,062	—	1,903,970	—	351,854	—	2,255,824
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$19,908,877	$2,791,718	$25,801,165	$32,802	$7,718,980	$2,824,520	$33,520,145

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$6,431,262	$1,432,164	$4,999,098	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,764,742	1,560,406	6,204,336	1982	1998	5-40 years

Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,778,512	2,028,429	6,750,083	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	11,031,658	2,149,692	8,881,966	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,255,824	608,060	1,647,764	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	4,012	78,655	2004	2004	33 years

	$36,344,665	$7,782,763	$28,561,902

(See accompanying independent auditors report.)

(A) Aggregate cost for federal income tax purposes at January 31, 2006 and 2005 are as follows:

	2006	2005
Land	$1,856,788	2,275,007
Buildings and improvements	20,740,754	21,750,426
	$22,597,542	24,025,433

Reconciliation of Real Estate:

Balance at January 31, 2004	$48,825,009
Sale of Hotel Properties	(11,368,505)
Write-up of Assets	1,192,230
Improvement to Hotel Properties	546,762

Balance at January 31, 2005	$39,195,496
Sale of Hotel Properties	(3,456,490)
Improvement to Hotel Properties	605,659

Balance at January 31, 2006	$36,344,665

SCHEDULE IV

MORTGAGES LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/05 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	8.875%	9/1/2015	180 monthly installments	$1,575,000	$1,232,062
Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	120 monthly installments, with balloon payment of $7,498,458 due at maturity	9,000,000	8,448,212
Mortgage Note Secured by Yuma, AZ property	9.250%	8/1/2011	180 monthly installments	4,000,000	1,933,157
Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate plus 1% (8.5% as of 1/31/06)	7/29/2009	83 monthly installments, with balloon payment of $3,800,488 due at maturity	4,500,000	4,191,981
Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	5,100,000	4,103,465

				$24,175,000	$19,908,877

Mortgage Note Reconciliation

Balance at January 31, 2004	$31,805,715

Deductions during period:
Assumed by buyer of Tempe, AZ hotel	(1,710,499)
Principal payments	(6,087,771)

Balance at January 31, 2005	24,007,445

Deductions during period:
Assumed by buyer of Phoenix, AZ hotel	(3,167,182)
Principal payments	(931,386)

Balance at January 31, 2006	$19,908,877

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

The first reportable condition involved the lack of sufficient segregation of duties and responsibilities with respect to the recording and approval of financial information that occurred due to the departure of the Trust’s Controller. Effective January 31, 2005, the Trust rehired its former Controller who will oversee the recording of financial information while the Trust’s Chief Financial Officer will continue in his prior role of approving financial information. The second reportable condition involved the need for “numerous adjusting journal entries” and “significant financial statement presentation changes,” which resulted in McGladrey concluding that the Trust’s “monthly internal financial statements may not be reliable.” The Trust has hired additional accounting staff and implemented additional measures that will better ensure the reliability of the Trust’s internal financial statements.

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

ITEM 9B. OTHER INFORMATION

None.

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

Name	Principal Occupations During Past Five Years, Age as of April 21, 2006 And Directorships Held	Trustee Since
Nominee Whose Term Expires in 2009

Marc E. Berg(1)
Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President - Acquisitions of the Trust from December 16, 1998 to February 10, 1999. Consultant to InnSuites Hotels since 1989. Self-employed as a Registered Investment Advisor since 1985. Age: 53.
January 30, 1998

Trustees Whose Terms Expire in 2007

James F. Wirth(1)
Chairman, President and Chief Executive Officer of the Trust since January 30, 1998. President and owner (together with his affiliates) of Suite Hotels LLC, Rare Earth Financial L.L.C. and affiliated entities, owners and operators of hotels, since 1980. President of Rare Earth Development Company, a real estate investment company owned by Mr. Wirth and his affiliates, since 1973. Age: 60.
January 30, 1998

Peter A. Thoma(2),(3),(4)	Owner and operator of A&T Verleih, Hamburg, Germany, a hospitality service and rental company, since 1997. Age: 39.	April 13, 1999

Trustees For Terms Expiring in 2008

Larry Pelegrin(2),(3),(4)
Retired marketing executive with an extensive background in travel industry automation systems and call center sales. Director of Sales and Marketing of ARINC, a provider of transportation communications services, from 1994 to 2001. Previous employment included senior marketing positions with Best Western International and Ramada Inns. Age: 68.
August 25, 2005

Steven S. Robson(2),(3),(4)	President of Robson Communities, Inc. and Scott Homes and Scott Multifamily, Inc., residential real estate developers, since 1979. Age: 50.	June 16, 1998

(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.
(4)  Member of the Governance and Nominating Committee.

Other Executive Officers

Anthony B. Waters
Chief Financial Officer of the Trust since February 29, 2000. Controller of the Trust from June 17, 1999 to February 29, 2000. Accountant and auditor with Michael Maastricht, CPA from June 16, 1998 to June 15, 1999, performing audits for InnSuites Hotels, Inc. Self-employed, concentrating in computerized accounting and information systems, from 1990 to June 1998. Age: 59.

The Board of Trustees of the Trust has determined that Mr. Pelegrin, a member of the Trust’s Audit Committee, qualifies as a “financial expert” under applicable Commission rules, and that Messrs. Thoma, Robson and Pelegrin are “independent,” as such term is defined by Commission rules and Amex listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on Trust records and information, and upon representations from the reporting persons, the Trust believes that all Commission filing requirements applicable to Trustees, executive officers and beneficial owners of more than 10% of a registered class of equity securities of the Trust under Section 16(a) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended January 31, 2006, were complied with, except that Mr. Pelegrin's Form 3 was not timely filed on his behalf.

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

ITEM 11. EXECUTIVE COMPENSATION

On March 1, 2006, the Trust issued 7,200 unrestricted Shares of Beneficial Interest ("Shares") to Messrs. Robson and Thoma, 4,000 unrestricted Shares to Mr. Pelegrin, and 3,200 unrestricted Shares to Mr. Anderson as compensation for services rendered as a Trustee of the Trust during fiscal year 2006. The Trust has issued 12,000 restricted Shares to each Trustee, other than Messrs. Wirth and Berg, as compensation for services to be rendered during fiscal year 2007. The restricted Shares were issued on March 1, 2006 and will vest in 10% increments over a ten month period.

Summary Compensation Table

The table below shows individual compensation information for the Trust’s Chief Executive Officer and any other executive officer whose total annual salary and bonus for the fiscal year ended January 31, 2006 exceeded $100,000.

Name and Principal Position	Fiscal Year	Annual Salary		Restricted Stock Awards

James F. Wirth	2006	$141,000		—
President and Chief	2005	$130,000		—
Executive Officer (1)	2004	$95,231	(2)	—

Anthony B. Waters	2006	$141,000		$2,048	(3)
Chief Financial Officer	2005	$126,400		$3,200	(4)
	2004	$126,000		$6,240	(5)

(1)	The terms of Mr. Wirth’s Employment Agreement are summarized below. See “Item 13 - Certain Relationships and Related Transactions - Employment Agreement with Mr. Wirth.”
(2)	Although Mr. Wirth’s annual salary for fiscal year 2004 was set at $130,000, Mr. Wirth agreed to a salary reduction that resulted in an annual salary of $95,231 for fiscal year 2004.
(3)	Represents the fair market value on the date of grant of 1,600 Shares issued to Mr. Waters as a bonus on April 6, 2005.
(4)	Represents the fair market value on the date of grant of 2,000 Shares issued to Mr. Waters as a bonus on March 26, 2004.
(5)	Represents the fair market value on the date of grant of 4,800 Shares issued to Mr. Waters as a bonus on June 30, 2003.

During the second quarter of fiscal year 2006, the Trust accepted the voluntary surrender of all outstanding stock options. As a result, none of the Trust's executive officers hold any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about the Trust’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted - Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	0	$ N/A	477,200

Equity compensation plans not approved by security holders	None	None	None

The following table sets forth information as of April 21, 2006 in respect of any persons known to the Trust to be the beneficial owner of more than 5% of the Shares (of which there were none, other than Mr. Wirth) and the number of Shares owned beneficially by each Trustee, nominee and executive officer, and the Trustees, nominees and executive officers as a group.

Five Percent Beneficial Owners and
Beneficial Ownership of Trustees, Nominees and Executive Officers

Name	Shares Beneficially Owned	Percentage of Outstanding Shares

Trustees, Nominees and Executive Officers

James F. Wirth (1)	5,573,624	60.1%
Marc E. Berg	60,225	*
Steven S. Robson	212,723	2.3%
Peter A. Thoma	57,900	*
Larry Pelegrin	19,870	*
Anthony B. Waters	23,000	*

Trustees, Nominees and Executive Officers as a group (six persons)	5,947,342	64.2%

(1) All Shares are owned jointly by Mr. Wirth and his spouse, except for 150,000 Shares that are held individually by Mr. Wirth. Mr. Wirth and his spouse also own all 3,407,938 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of the Board of Trustees of the Trust. Mr. Wirth’s business address is 1615 E. Northern Avenue, Suite 102, Phoenix, Arizona 85020.

* Less than one percent (1.0%).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement with Mr. Wirth

James F. Wirth, Chairman, President and Chief Executive Officer of the Trust, has an Employment Agreement with the Trust expiring in December 2007. Pursuant to the terms of the Employment Agreement, upon the termination of the Advisory Agreement with Mid-America ReaFund Advisors, Inc. (“MARA”), a company owned by Mr. Wirth and his spouse, which termination occurred effective January 1, 1999, Mr. Wirth is to receive, each year through 2007, up to the amount MARA would have received for advisory and management services under the Advisory Agreement, but in no event will his compensation exceed $160,000 per year. Based upon a review of the performance of the Trust and upon the recommendation of the Compensation Committee, during fiscal year 2006, Mr. Wirth was paid an annual salary equal to $141,000, which is less than he is entitled to receive under the terms of his Employment Agreement. Mr. Wirth’s annual salary for fiscal year 2007 has been set at $141,000. The Compensation Committee does not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth.

Sale of Phoenix, Arizona Property

On July 27, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Mr. Wirth, for its appraised value of $5.1 million. The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing. The total gain on the sale was $1.8 million, with $1.3 million of the gain attributable to holders of Shares of Beneficial Interest.

Related Party Loans and Advances to the Trust

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase additional general partnership units in the Partnership and to fund working capital and capital improvement needs. The aggregate amounts outstanding to related parties were approximately $515,000 and $94,000 as of January 31, 2006 and 2005, respectively.

The notes and advances payable to related parties are as follows as of January 31 of the respective years:

	2006	2005

Note payable to Rare Earth Financial, LLC, an affiliate of Mr. Wirth, unsecured and bearing interest at 7% per annum. Due in one installment of accrued interest and unpaid principal on April 15, 2006.	$400,000	$—

Note payable to the Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	54,929	—

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	20,886	26,114

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	20,886	26,115

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	18,005	22,512

Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust. Paid in full during fiscal year 2006.	—	18,771

Totals	$514,706	$93,512

During the second quarter of fiscal year 2005, the Trust issued promissory notes totaling $83,000 to affiliates of Mason Anderson, who was Trustee of the Trust between January and August 2005, in exchange for 47,084 Shares of Beneficial Interest in the Trust.

During the third quarter of fiscal year 2006, the Partnership issued a promissory note in the amount of $400,000 to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. The full unpaid principal and accrued interest are due in one installment on April 15, 2006. Subsequent to year-end, this note was paid off using a new line of credit with Rare Earth Financial, L.L.C.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $8,905, $443,959 and $205,101 for the twelve months ended January 31, 2006, 2005 and 2004, respectively. The Trust incurred interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $10,856, $122,314 and $515,214 for the twelve months ended January 31, 2006, 2005 and 2004, respectively.

On March 1, 2006, the Partnership established a $700,000 subordinated line of credit with Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. The line of credit will be available for borrowings from time to time, will expire on March 1, 2008, is secured by 49% of the Partnership’s interest in its Tucson St. Mary’s hotel property, and is subordinated to the Trust’s commercial bank line of credit. Outstanding borrowings under the line of credit will bear interest at 7.0% per year. The Trust borrowed $400,000 under the line of credit on March 1, 2006 in order to refinance an outstanding promissory note payable to Rare Earth Financial which had been due on April 15, 2006.

Sales and Project Coordination Agreement

On March 1, 2006, the Trust entered into a Sales and Project Coordination Agreement (the “Project Agreement”) with Rare Earth Development Company, an affiliate of Mr. Wirth. The Project Agreement requires Rare Earth Development Company to coordinate the conversion of hotel properties, to be designated by the Trust, into condo-hotel units, including coordination of the construction, marketing and sales of such condo-hotel units. Rare Earth Development Company will receive a brokerage fee of 6% of the sales price of each condo-hotel unit (subject to the potential splitting of such brokerage fee with unaffiliated brokers) payable contingent upon the sale and closing of a condo-hotel unit. In the event that the sale of a unit is financed by the Trust, Rare Earth Development Company has agreed to defer the payment of its brokerage fee over a two-year period (with 1/3 payable at closing, 1/3 payable on the first anniversary of closing, and 1/3 payable on the second anniversary of closing, so long as the buyer is not in default of its obligations to the Trust).

All related party transactions are subject to appropriate review and oversight by the Audit Committee of the Board of Trustees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by EWC for the audit of the Trust’s annual financial statements for the fiscal years ended January 31, 2006 and January 31, 2005 were $63,500 and $61,000, respectively. The aggregate fees for professional services rendered by McGladrey for the audit of the Trust’s annual financial statements for the fiscal year ended January 31, 2005 were $78,130. The aggregate fees for professional services rendered by EWC for reviewing the interim financial statements included in the Trust’s quarterly reports on Form 10-Q filed during the fiscal year ended January 31, 2006 was $29,240. The aggregate fees for professional services rendered by McGladrey for reviewing the interim financial statements included in the Trust’s quarterly reports on Form 10-Q filed during the fiscal year ended January 31, 2005 was $60,220.

Audit-Related Fees

The Trust incurred no fees for audit-related services, such as comfort letters, consents and assistance with and review of documents filed with the Commission, for the fiscal years ended January 31, 2006 and January 31, 2005.

Tax Fees

The aggregate fees for EWC tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2006 and January 31, 2005 were $25,000 in each year. The aggregate fees for McGladrey tax compliance, tax advice and tax planning for the fiscal year ended January 31, 2005 were $2,935. The Audit Committee pre-approved all tax fees billed for the fiscal year ended January 31, 2006.

All Other Fees

The Trust incurred no fees for other services rendered during the fiscal years ended January 31, 2006 and January 31, 2005.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Reports of Independent Registered Public Accountants	26
2.	Consolidated Balance Sheets at January 31, 2006 and 2005	30
3.	Consolidated Statements of Operations for the years ended January 31, 2006, 2005 and 2004	31
4.	Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended January 31, 2006, 2005 and 2004	33
5.	Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004	34
6.	Notes to Consolidated Financial Statements for the years ended January 31, 2006, 2005 and 2004	35
7.	Schedule III - Real Estate and Accumulated Depreciation	50
8.	Schedule IV - Mortgage Loans on Real Estate	53

(a)(3)	Exhibit List

Exhibit No.	Exhibit
3.1
Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 filed with the Securities and Exchange Commission on May 16, 2005).

10.1
First Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated January 31, 1998 (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-2, filed with the Securities and Exchange Commission on September 8, 1998).

10.2*
Employment Agreement dated as of January 31, 1998, between InnSuites Hospitality Trust and James F. Wirth (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 filed with the Securities and Exchange Commission on May 16, 2005).

10.3*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer.

10.4
Promissory Note dated October 14, 2005 by RRF Limited Partnership in favor of Rare Earth Financial, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2005 filed with the Securities and Exchange Commission on December 6, 2005).

10.5	Promissory Note dated March 1, 2006 by RRF Limited Partnership in favor of Rare Earth Financial, L.L.C.

10.6	Sales and Project Coordination Agreement dated March 1, 2006 between Rare Earth Development Company and InnSuites Hospitality Trust.

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

INNSUITES HOSPITALITY TRUST

Dated: May 1, 2006	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2006	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 1, 2006	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2006	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: May 1, 2006	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 1, 2006	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 1, 2006	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: May 1, 2006	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee