Form 10-K/A
period 2006-01-31
INNSUITES HOSPITALITY TRUST
filed 2006-05-12
CIK 82473

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

InnSuites Hospitality Trust (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended January 31, 2006, filed with the Securities and Exchange Commission on May 1, 2006. This amendment is being filed (a) to update the Report of Independent Registered Public Accounting Firm issued by our former accountant, McGladrey & Pullen, LLP, in order to remove the reference therein to the Trust’s consolidated balance sheet as of January 31, 2004, which is not included in our Form 10-K, (b) to delete the Report of Independent Registered Public Accounting Firm relating to the financial statement schedules issued by our former accountant, McGladrey & Pullen, LLP, and (c) to reclassify the fees of $78,130 for professional services rendered by McGladrey & Pullen, LLP for the Registrant's annual proxy statement and the related audit of the Registrant's Yuma hotel financial statements for the fiscal year ended January 31, 2005, as disclosed under Item 14 - Principal Accountant Fees and Services, from Audit Fees to Audit - Related Fees.

There have been no changes from the originally filed Form 10-K other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III - Real Estate and Accumulated Depreciation.	49

Schedule IV - Mortgage Loans on Real Estate.	52

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
Phoenix, Arizona

We have audited the accompanying consolidated statements of operations, shareholders’ (deficit) equity and cash flows of InnSuites Hospitality Trust (the “Trust”) and Subsidiaries for the year ended January 31, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements of InnSuites Hospitality Trust and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended January 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2006

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$4,103,465	$—	$4,220,820	$—	$2,210,442	$—	$6,431,262
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	1,933,157	251,649	4,983,292	53,366	2,476,435	305,015	7,459,727
Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,448,212	1,633,064	5,450,872	—	1,694,576	1,633,064	7,145,448
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	4,191,981	900,000	9,166,549	(20,564)	975,673	879,436	10,152,222
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,232,062	—	1,903,970	—	351,854	—	2,255,824
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$19,908,877	$2,791,718	$25,801,165	$32,802	$7,718,980	$2,824,520	$33,520,145

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$6,431,262	$1,432,164	$4,999,098	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,764,742	1,560,406	6,204,336	1982	1998	5-40 years

Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,778,512	2,028,429	6,750,083	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	11,031,658	2,149,692	8,881,966	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,255,824	608,060	1,647,764	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	4,012	78,655	2004	2004	33 years

	$36,344,665	$7,782,763	$28,561,902

(See accompanying independent auditors report.)

(A) Aggregate cost for federal income tax purposes at January 31, 2006 and 2005 are as follows:

	2006	2005
Land	$1,856,788	2,275,007
Buildings and improvements	20,740,754	21,750,426
	$22,597,542	24,025,433

Reconciliation of Real Estate:

Balance at January 31, 2004	$48,825,009
Sale of Hotel Properties	(11,368,505)
Write-up of Assets	1,192,230
Improvement to Hotel Properties	546,762

Balance at January 31, 2005	$39,195,496
Sale of Hotel Properties	(3,456,490)
Improvement to Hotel Properties	605,659

Balance at January 31, 2006	$36,344,665

SCHEDULE IV

MORTGAGES LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/06 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	8.875%	9/1/2015	180 monthly installments	$1,575,000	$1,232,062
Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	120 monthly installments, with balloon payment of $7,498,458 due at maturity	9,000,000	8,448,212
Mortgage Note Secured by Yuma, AZ property	9.250%	8/1/2011	180 monthly installments	4,000,000	1,933,157
Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate plus 1% (8.5% as of 1/31/06)	7/29/2009	83 monthly installments, with balloon payment of $3,800,488 due at maturity	4,500,000	4,191,981
Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	5,100,000	4,103,465

				$24,175,000	$19,908,877

Mortgage Note Reconciliation

Balance at January 31, 2004	$31,805,715

Deductions during period:
Assumed by buyer of Tempe, AZ hotel	(1,710,499)
Principal payments	(6,087,771)

Balance at January 31, 2005	24,007,445

Deductions during period:
Assumed by buyer of Phoenix, AZ hotel	(3,167,182)
Principal payments	(931,386)

Balance at January 31, 2006	$19,908,877

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

Audit-Related Fees

The Trust incurred no fees for audit-related services, such as comfort letters, consents and assistance with and review of documents filed with the Commission, for the fiscal year ended January 31, 2006. The aggregate fees for professional services rendered by McGladrey for the Trust’s annual proxy statement and the related audit of the Trust’s Yuma hotel financial statements for the fiscal year ended January 31, 2005 were $78,130.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Reports of Independent Registered Public Accountants	26
2.	Consolidated Balance Sheets at January 31, 2006 and 2005	29
3.	Consolidated Statements of Operations for the years ended January 31, 2006, 2005 and 2004	30
4.	Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended January 31, 2006, 2005 and 2004	31
5.	Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004	32
6.	Notes to Consolidated Financial Statements for the years ended January 31, 2006, 2005 and 2004	33
7.	Schedule III - Real Estate and Accumulated Depreciation	49
8.	Schedule IV - Mortgage Loans on Real Estate	52

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

INNSUITES HOSPITALITY TRUST

Dated: May 12, 2006	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2006	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 12, 2006	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2006	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: May 12, 2006	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 12, 2006	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 12, 2006	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: May 12, 2006	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee