Form 10-Q
period 2006-04-30
INNSUITES HOSPITALITY TRUST
filed 2006-06-02
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of May 31, 2006: 9,275,599.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2006	JANUARY 31, 2006
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$55,355	34,251
Restricted Cash	300,826	226,294
Accounts Receivable, including $0 and $14,828 from related parties, net of Allowance for Doubtful Accounts of $30,000 and $112,000, as of April 30, and January 31, 2006, respectively	657,495	531,961
Prepaid Expenses and Other Current Assets	433,593	494,829
Total Current Assets	1,447,269	1,287,335
Hotel Properties, net	30,100,779	30,215,391
Deferred Finance Costs, Long-Term Portion	166,823	175,645
Deposits, Long-Term	14,987	14,987
Deferred Income Tax Benefit	259,000	259,000

TOTAL ASSETS	$31,988,858	31,952,358

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses, including $69,843 and $95,418 accrued interest and payables to related parties as of April 30, and January 31, 2006, respectively	$2,578,528	2,594,733
Notes Payable to Banks	—	500,000
Current Portion of Mortgage Notes Payable	896,300	879,265
Current Portion of Other Notes Payable	107,672	121,558
Current Portion of Notes Payable to Related Parties	29,500	428,989
Total Current Liabilities	3,612,000	4,524,545
Mortgage Notes Payable	18,796,440	19,029,612
Notes Payable to Related Parties	478,147	85,717
Other Notes Payable	209,143	206,424

TOTAL LIABILITIES	23,095,730	23,846,298

MINORITY INTEREST IN PARTNERSHIP	1,440,651	1,388,132

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,281,201 and 9,145,365 shares issued and outstanding at April 30, and January 31, 2006, respectively	17,764,700	17,155,106
Treasury Stock, 7,404,405 and 7,494,578 shares held at April 30, and January 31, 2006, respectively	(10,312,223)	(10,437,178)
TOTAL SHAREHOLDERS’ EQUITY	7,452,477	6,717,928
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,988,858	31,952,358

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2006	2005

REVENUE
Room	$4,953,212	5,255,107
Food and Beverage	353,577	297,342
Telecommunications	9,576	21,317
Other	125,732	199,314
Management and Trademark Fees, including $102,239 and $38,163 from related parties, for the three months ended April 30, 2006 and 2005, respectively	143,712	76,735
Payroll Reimbursements, including $733,700 and $543,501 from related parties, for the three months ended April 30, 2006 and 2005, respectively	926,246	723,618
TOTAL REVENUE	6,512,055	6,573,433

OPERATING EXPENSES
Room	1,124,915	1,205,113
Food and Beverage	303,299	292,357
Telecommunications	41,796	51,492
General and Administrative	849,904	1,256,244
Sales and Marketing	339,604	389,675
Repairs and Maintenance	338,439	368,408
Hospitality	200,710	200,404
Utilities	256,105	273,280
Hotel Property Depreciation	514,351	516,465
Real Estate and Personal Property Taxes, Insurance and Ground Rent	305,581	337,869
Other	36,331	49,463
Payroll Expenses	926,246	723,618
TOTAL OPERATING EXPENSES	5,237,281	5,664,388
OPERATING INCOME	1,274,774	909,045
Interest Income	1,213	472
TOTAL OTHER INCOME	1,213	472
Interest on Mortgage Notes Payable	425,881	489,469
Interest on Notes Payable to Banks	1,397	5,685
Interest on Notes Payable and Advances to Related Parties	8,888	3,798
Interest on Other Notes Payable	5,613	4,217
TOTAL INTEREST EXPENSE	441,779	503,169

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	834,208	406,348
LESS MINORITY INTEREST	70,198	(29,953)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	764,010	436,301
INCOME TAX PROVISION (Note 6)	(78,500)	(32,000)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$685,510	404,301
NET INCOME PER SHARE - BASIC	$0.07	0.05
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,273,133	8,838,189
NET INCOME PER SHARE - DILUTED	$0.06	0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,306,086	13,376,030

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$685,510	404,301
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided By (Used In) Operating Activities:
Minority Interest	70,198	(29,953)
Provision for Uncollectible Receivables	2,360	109,728
Deferred stock compensation expense	22,815	—
Depreciation and Amortization	523,252	525,828
Loss on Disposal	975	5,179
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
Increase in Accounts Receivable	(125,842)	(116,793)
Decrease (Increase) in Prepaid Expenses and Other Assets	61,157	(4,369)
Increase (Decrease) in Accounts Payable and Accrued Expenses	12,955	(221,508)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,253,380	672,413

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(74,532)	7,315
Improvements and Additions to Hotel Properties	(400,714)	(269,946)
NET CASH USED IN BY INVESTING ACTIVITIES	(475,246)	(262,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(216,137)	(260,265)
Payments on Notes Payable to Banks	(500,000)	(770,000)
Borrowings on Notes Payable to Banks	—	670,000
Repurchase of Partnership Units	(246)	—
Repurchase of Treasury Stock	(5,421)	(16,825)
Payments on Notes and Advances Payable to Related Parties	(7,059)	(10,580)
Borrowings on Notes and Advances Payable to Related Parties	—	—
Payments on Other Notes Payable	(28,167)	(23,455)
NET CASH USED IN FINANCING ACTIVITIES	(757,030)	(411,125)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,104	(1,343)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,251	1,343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,355	—

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at April 30, 2006 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Wirth”) and one unrelated hotel property with 131 suites. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Wirth with an aggregate of 544 suites and two unrelated hotel properties with an aggregate of 307 suites. Under the licensing agreements, InnSuites Hotels receives a percentage of revenue from the hotels in exchange for use of the “InnSuites” trademark. All significant intercompany transactions and balances have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 69.53% and 67.19% on April 30, 2006 and 2005, respectively, and the weighted average for the three months ended April 30, 2006 and 2005 was 69.47% and 65.65%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the particular limited partner. As of April 30, 2006, a total of 617,287 Class A limited partnership units were issued and outstanding. Additionally, a total of 3,407,938 Class B limited partnership units were held by Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 4,025,225 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K/A as of and for the year ended January 31, 2006.

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

For the three months ended April 30, 2006 and 2005, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 4,032,953 and 4,537,841 for the first three months of fiscal year 2007 and 2006, respectively.

For the three months ended April 30, 2005, 232,600 stock options are not included in the computation of diluted earnings (loss) per share as their inclusion would have an anti-dilutive effect because the option exercise prices were higher than the average market price of the Trust’s Shares of Beneficial Interest. As of April 30, 2006, the Trust has no stock options outstanding. During the second quarter of fiscal year of 2006, the Trust accepted the voluntary surrender of all outstanding stock options. The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the American Stock Exchange. The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future.

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

During the first quarter of fiscal year 2007, the Trust issued 99,300 restricted shares to its Trustees, Officers and other key employees with a total fair value of $134,055. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the first quarter of fiscal year 2007, the Trust recognized expense on these shares totaling $22,815. As of April 30, 2006, total unrecognized expense related to unvested stock awards totals $80,028, which will be recognized evenly over the next eight months. The following table summarizes restricted share activity during the three months ended April 30, 2006:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2006	—	—
Granted	99,300	$1.35
Vested	(40,020)	$1.35
Forfeited	—	—
Balance at April 30, 2006	59,280	$1.35

No cash was paid out or received by the Trust relating to restricted share awards during the three months ended April 30, 2006.

3. RELATED PARTY TRANSACTIONS

As of April 30, 2006 and 2005, Wirth and his affiliates held 3,407,938 and 3,467,938 Class B limited partnership units in the Partnership, respectively. As of April 30, 2006 and 2005, Wirth and his affiliates held 5,573,624 and 5,817,869 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $10,811 and $8,905 for the three months ended April 30, 2006 and 2005, respectively. The Trust recognized interest expense on related party notes to Wirth and his affiliates in the amounts of $6,922 and $2,223 for the three months ended April 30, 2006 and 2005, respectively. The Trust had accrued but unpaid interest on related party notes to Wirth and his affiliates in the amounts of $4,744 and $8,633 as of April 30, 2006 and January 31, 2006, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $1,966 and $1,575 for the three months ended April 30, 2006 and 2005, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of April 30, 2006 and January 31, 2006.

Notes and advances payable to related parties at April 30, 2006 and January 31, 2006 consist of notes payable to Rare Earth Financial, LLC, an affiliate of Wirth and notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $508,000 and $515,000 as of April 30, 2006 and January 31, 2006, respectively. The notes and advances payable to related parties consist of:

	April 30, 2006	January 31, 2006
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	$51,777	$54,929

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	19,521	20,886

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	19,521	20,886

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	16,828	18,005

Note payable to Rare Earth Financial, L.L.C., affiliate of Wirth. Fully satisfied in March 2006 using the line of credit established with Rare Earth Financial, L.L.C.	—	400,000

Revolving line of credit to Rare Earth Financial, L.L.C., affiliate of Wirth, bearing interest at 7% per annum, and secured by the Partnership’s ownership interest in Tucson St. Mary’s Hospitality LLC. Due in monthly interest installments with unpaid principal due in March 2008.	400,000	—

Totals	$507,647	$514,706

4. NOTES PAYABLE TO BANKS

The Trust has a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership, all dated July 21, 2004. The line of credit is secured by the assets of the Trust alone, which is comprised mainly of its investment in its subsidiaries. Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (9.25% as of April 30, 2006) per annum, and is required to make monthly interest-only payments. The line of credit was scheduled to mature on May 31, 2006. Subsequent to April 30, 2006, the Trust extended the line of credit until May 30, 2007. As of April 30, 2006, the Trust had no balance drawn under the line of credit and, of January 31, 2006, the Trust had $500,000 drawn under the line of credit.

5. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $443,476 and $504,047 in cash for interest for the three months ended April 30, 2006 and 2005, respectively.

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

During the first quarter of fiscal year 2007, the Trust issued 45,663 Shares of Beneficial Interest with an aggregate value of $61,746 in exchange for 45,663 Class A limited partnership units in the Partnership held by unrelated third parties.

During the first quarter of fiscal year 2007, the Trust issued 21,600 Shares of Beneficial Interest, with a total value of $29,160, to the Trustees in exchange for their services during fiscal year 2006. The Trust also issued 36,000 Shares of Beneficial Interest, with a total value of $48,600, to the Trustees as prepayment for their services in fiscal year 2007. As of April 30, 2006, 28,800 of these shares, with a total value of $38,880, remain unvested and are recorded as an offset to shareholders equity.

During the first quarter of fiscal year 2007, the Trust issued 41,700 Shares of Beneficial Interest, with a total value of $56,295, as bonuses to its executive officers and other key employees. As of April 30, 2006, 30,480 of these shares, with a total value of $41,148, remain unvested and are recorded as an offset to shareholders equity.

During the first quarter of fiscal year 2007, the Trust issued a promissory note to an unrelated third party for $17,000 in exchange for 6,667 Class A units in the Partnership and 5,827 Shares of Beneficial Interest.

During the first quarter of fiscal year 2007, the Trust satisfied its $400,000 note payable to Rare Earth Financial, LLC, an affiliate of Wirth, with the establishment of a line of credit with Rare Earth Financial. The $400,000 due and payable was converted to a balance due under the line of credit.

6. INCOME TAXES

The Trust has recorded income tax provisions of $78,500 and $32,000 for the three months ended April 30, 2006 and 2005, respectively. The Trust has a net deferred tax asset of $259,000 at both April 30, 2006 and January 31, 2006. The Trust has a current income tax liability of $182,000 and $241,000 as of April 30, 2006 and January 31, 2006, respectively.

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

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. The operating performance of the Trust is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the total number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy improved to 83.5%, an increase of 4.9% from the prior year period. ADR decreased $0.30 to $79.02 from $79.32 in the prior year period. REVPAR increased $3.67 to $66.02 from $62.35 in the prior year period due to the increased occupancy.

The following table shows certain historical financial and other information for the periods indicated:

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2006	2005
OCCUPANCY	83.5%	78.6%
AVERAGE DAILY RATE (ADR)	$79.02	79.32
REVENUE PER AVAILABLE ROOM (REVPAR)	$66.02	62.35

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED APRIL 30, 2006 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2005

A summary of the operating results for the three months ended April 30, 2006 and 2005 is:

	2006	2005	Change	% Change
Revenue	$6,512,055	$6,573,433	$(61,378)	(0.9)%
Operating Income	$1,274,774	$909,045	$365,729	40.2%
Net Income Attributable to Shares of Beneficial Interest	$685,510	$404,301	$281,209	69.6%
Net Income Per Share - Basic	$0.07	$0.05	$0.02	40.0%
Net Income Per Share - Diluted	$0.06	$0.03	$0.03	100.0%

Total Trust revenue was $6.5 million for the three months ended April 30, 2006, a decrease of $61,000, or 0.9%, from the prior year total.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 5.7% to $5.4 million from $5.8 million when comparing the three months ended April 30, 2006 and 2005, respectively, primarily due to the disposition of the Phoenix, Arizona property during the second quarter of fiscal year 2006.

Total expenses decreased $489,000, or 7.9%, to $5.7 million from $6.2 million when comparing the three months ended April 30, 2006 and 2005. Total operating expenses decreased $427,000, or 7.5%, to $5.2 million from $5.7 million for three months ended April 30, 2006 and 2005, respectively. The decreases in these totals is primarily due to the disposition of the Phoenix, Arizona hotel, which was partially offset by higher payroll expenses relating to management contracts with hotels outside the Trust.

General and administrative expenses decreased $406,000, or 32.3%, to $850,000 from $1.3 million when comparing the three months ended April 30, 2006 and 2005, respectively. This is primarily due to accounting and legal fees incurred in fiscal year 2006 relating to amendments to certain of the Trust’s filings with the Securities and Exchange Commission, reduced bad debt expense due to improved receivable collections in fiscal year 2007, and the disposition of the Phoenix, Arizona hotel in the prior year.

Total interest expense was $442,000 for the three months ended April 30, 2006, a decrease of $61,000, or 12.2%, from the prior year period total of $503,000. The decrease was primarily due to the disposition of the Phoenix, Arizona property, which had incurred $67,000 of mortgage interest expense during the first quarter of fiscal year 2006.

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

The Trust has principal of $661,262 due and payable for the remainder of fiscal year 2007 under mortgage notes payable. For the twelve months between May 1, 2006 and April 30, 2007, the Trust has principal of $896,300 due and payable under mortgage notes payable. The Trust anticipates that cash flows from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2007 under notes and advances payable to Wirth and his affiliates. The Trust had $400,000 due to Rare Earth Financial, L.L.C., an affiliate of Wirth, in March 2006. The Trust satisfied this note using the line of credit established with Rare Earth Financial in March 2006. For the twelve months between May 1, 2006 and April 30, 2007, the Trust has no principal due and payable under notes payable to Wirth and his affiliates.

The Trust’s bank line of credit was scheduled to mature on May 31, 2006. The Trust has extended the maturity date on the line of credit through May 30, 2007. As of April 30, 2006, there were no draws under the bank line of credit and $500,000 was available for future draws.

The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties. As of April 30, 2006, $300,826 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2006, the Hotels spent approximately $400,714 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent approximately $338,439 during the three months ended April 30, 2006 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2006, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust’s debt structure during the three months ended April 30, 2006.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 12, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2006, the Trust acquired 9,127 Shares of Beneficial Interest in open market and privately-negotiated transactions at an average price of $1.46 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust remains authorized to repurchase an additional 198,318 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 - February 28, 2006	500	$1.35	500	213,612
March 1 - March 31, 2006	7,427	$1.44	7,427	199,518	*
April 1 - April 30, 2006	1,200	$1.63	1,200	198,318

*The Trust purchased 6,667 Class A units in the Partnership for $1.40 under the repurchase program.

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

INNSUITES HOSPITALITY TRUST

Dated:	June 2, 2006	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	June 2, 2006	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer