Form 10-Q
period 2006-07-31
INNSUITES HOSPITALITY TRUST
filed 2006-09-05
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of August 25, 2006: 9,254,834.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2006	JANUARY 31, 2006
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,447	34,251
Restricted Cash	139,648	226,294
Accounts Receivable, including $0 and $14,828 from related parties, net of Allowance for Doubtful Accounts of $28,000 and $112,000, as of July 31, and January 31, 2006, respectively	662,407	531,961
Prepaid Expenses and Other Current Assets	511,526	494,829
Total Current Assets	1,317,028	1,287,335
Hotel Properties, net	30,123,906	30,215,391
Long-Term Portion of Deferred Finance Costs	157,843	175,645
Long-Term Deposits	14,987	14,987
Deferred Income Tax Benefit	259,000	259,000
TOTAL ASSETS	$31,872,764	31,952,358

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses, including $283,316 and $95,418 accrued interest and payables to related parties as of July 31, and January 31, 2006, respectively	$2,661,883	2,594,733
Notes Payable to Banks	500,000	500,000
Current Portion of Mortgage Notes Payable	887,002	879,265
Current Portion of Other Notes Payable	106,090	121,558
Current Portion of Notes Payable to Related Parties	30,020	428,989
Total Current Liabilities	4,184,995	4,524,545
Mortgage Notes Payable	18,407,929	19,029,612
Notes Payable to Related Parties	770,444	85,717
Other Notes Payable	181,922	206,424

TOTAL LIABILITIES	23,545,290	23,846,298

MINORITY INTEREST IN PARTNERSHIP	1,225,490	1,388,132

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,255,926 and 9,145,365 shares issued and outstanding at July 31, and January 31, 2006, respectively	17,453,914	17,155,106
Treasury Stock, 7,429,680 and 7,494,578 shares held at July 31, and January 31, 2006, respectively	(10,351,930)	(10,437,178)
TOTAL SHAREHOLDERS’ EQUITY	7,101,984	6,717,928
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,872,764	31,952,358

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2006	2005

REVENUE
Room	$8,396,340	8,881,798
Food and Beverage	601,386	555,945
Telecommunications	16,362	37,516
Other	228,374	317,760
Management and Trademark Fees, including $184,815 and $68,571 from related parties, respectively	276,945	165,345
Payroll Reimbursements, including $1,498,229 and $1,096,819 from related parties, respectively	1,915,816	1,467,849
TOTAL REVENUE	11,435,223	11,426,213

OPERATING EXPENSES
Room	2,136,766	2,281,293
Food and Beverage	565,647	582,355
Telecommunications	65,915	97,858
General and Administrative	1,570,664	2,292,894
Sales and Marketing	658,430	685,690
Repairs and Maintenance	716,922	710,773
Hospitality	371,907	377,822
Utilities	562,759	579,719
Hotel Property Depreciation	1,038,880	1,043,832
Real Estate and Personal Property Taxes, Insurance and Ground Rent	587,710	680,106
Other	75,124	94,138
Payroll Expenses	1,915,816	1,467,849
TOTAL OPERATING EXPENSES	10,266,540	10,894,329
OPERATING INCOME	1,168,683	531,884
Gain on Disposition of Hotels	—	1,847,425
Interest Income	1,246	873
TOTAL OTHER INCOME	1,246	1,848,298
Interest on Mortgage Notes Payable	854,442	981,951
Interest on Notes Payable to Banks	8,312	10,414
Interest on Notes Payable and Advances to Related Parties	18,352	5,187
Interest on Other Notes Payable	11,421	8,318
TOTAL INTEREST EXPENSE	892,527	1,005,870

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	277,402	1,374,312
LESS MINORITY INTEREST	(145,243)	239,993
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	422,645	1,134,319
INCOME TAX PROVISION (Note 6)	(77,650)	(82,000)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$344,995	1,052,319
NET INCOME PER SHARE - BASIC	$0.04	0.12
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,270,644	8,990,311
NET INCOME PER SHARE - DILUTED	$0.02	0.10
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,299,669	13,375,012

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2006	2005

REVENUE
Room	$3,443,128	3,626,691
Food and Beverage	247,809	258,603
Telecommunications	6,786	16,199
Other	102,642	118,446
Management and Trademark Fees, including $82,576 and $30,408 from related parties, respectively	133,233	88,610
Payroll Reimbursements, including $764,529 and $553,318 from related parties, respectively	989,570	744,231
TOTAL REVENUE	4,923,168	4,852,780

OPERATING EXPENSES
Room	1,011,851	1,076,180
Food and Beverage	262,348	289,998
Telecommunications	24,119	46,366
General and Administrative	720,760	1,036,650
Sales and Marketing	318,826	296,015
Repairs and Maintenance	378,483	342,365
Hospitality	171,197	177,418
Utilities	306,654	306,439
Hotel Property Depreciation	524,529	527,367
Real Estate and Personal Property Taxes, Insurance and Ground Rent	282,129	342,237
Other	38,793	44,675
Payroll Expenses	989,570	744,231
TOTAL OPERATING EXPENSES	5,029,259	5,229,941
OPERATING LOSS	(106,091)	(377,161)
Gain on Disposition of Hotels	—	1,847,425
Interest Income	33	401
TOTAL OTHER INCOME	33	1,847,826
Interest on Mortgage Notes Payable	428,561	492,482
Interest on Notes Payable to Banks	6,915	4,729
Interest on Notes Payable and Advances to Related Parties	9,464	1,389
Interest on Other Notes Payable	5,808	4,101
TOTAL INTEREST EXPENSE	450,748	502,701

(LOSS) INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	(556,806)	967,964
LESS MINORITY INTEREST	(215,346)	259,835
(LOSS) INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	(341,460)	708,129
INCOME TAX PROVISION (Note 6)	850	(50,000)
(LOSS) INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(340,610)	658,129
NET (LOSS) INCOME PER SHARE - BASIC	$(0.04)	0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,268,236	9,137,472
NET (LOSS) INCOME PER SHARE - DILUTED	$(0.04)	0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,268,236	13,374,027

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$344,995	1,052,319
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided By Operating Activities:
Minority Interest	(145,243)	239,993
Provision for Uncollectible Receivables	16,877	290,911
Deferred Stock Compensation Expense	49,747	—
Depreciation and Amortization	1,056,682	1,062,403
Loss (Gain) on Disposal	1,628	(1,839,656)
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
(Increase) Decrease in Accounts Receivable	(142,193)	16,233
(Increase) in Prepaid Expenses and Other Assets	(16,697)	(117,641)
Increase (Decrease) in Accounts Payable and Accrued Expenses	96,310	(627,048)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,262,106	77,514

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	86,646	119,936
Cash Received from Disposition of Hotel Properties	—	1,190,192
Improvements and Additions to Hotel Properties	(949,023)	(476,210)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(862,377)	833,918

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(613,946)	(523,312)
Payments on Notes Payable to Banks	(1,510,772)	(1,505,000)
Borrowings on Notes Payable to Banks	1,510,772	1,205,000
Repurchase of Partnership Units	(246)	—
Repurchase of Treasury Stock	(45,129)	(20,406)
Payments on Notes and Advances Payable to Related Parties	(14,242)	(21,347)
Borrowings on Notes and Advances Payable to Related Parties	300,000	—
Payments on Other Notes Payable	(56,970)	(46,393)
NET CASH USED IN FINANCING ACTIVITIES	(430,533)	(911,458)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,804)	(26)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,251	1,343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,447	1,317

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 2006 AND 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at July 31, 2006 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Wirth”), the Trust’s Chairman, President and Chief Executive Officer, and one unrelated hotel property with 131 suites. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Wirth with an aggregate of 544 suites and two unrelated hotel properties with an aggregate of 307 suites. Under the licensing agreements, InnSuites Hotels receives a percentage of revenue from the hotels in exchange for use of the “InnSuites” trademark. All significant intercompany transactions and balances have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 69.53% and 68.43% on July 31, 2006 and 2005, respectively, the weighted average for the six months ended July 31, 2006 and 2005 was 69.50% and 66.81%, respectively, and the weighted average for the three months ended July 31, 2006 and 2005 was 69.53% and 67.93%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of July 31, 2006, a total of 617,287 Class A limited partnership units were issued and outstanding. Additionally, a total of 3,407,938 Class B limited partnership units were held by Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 4,025,225 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ended January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K/A as of and for the year ended January 31, 2006.

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

For the three and six month periods ended July 31, 2006 and 2005, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 4,029,025 and 4,384,701 for the first six months of fiscal year 2007 and 2006, respectively. The weighted-average of the Shares of Beneficial Interest would be 4,025,225 and 4,236,555 for the three months ended July 31, 2006 and 2005, respectively. For the three months ended July 31, 2006, these units are not included in the diluted earnings per share calculation as their inclusion would have an anti-dilutive effect.

The following is a reconciliation of basic earnings per share to diluted earnings per share (there is no dilutive effect for the three months ended July 31, 2006):

	For the six months ended		For the three months ended
	July 31, 2006	July 31, 2005	July 31, 2005

Income attributable to Shares of Beneficial Interest	$344,995	1,052,319	658,129
Plus: Income (Loss) attributable to minority interest unit holders	(145,243)	239,993	259,835
Income attributable to Shares of Beneficial Interest after unit conversion	$199,752	1,292,312	917,964

Weighted average common shares outstanding	9,270,644	8,990,311	9,137,472
Plus: Weighted average incremental shares resulting from unit conversion	4,029,025	4,384,701	4,236,555
Weighted average common shares outstanding after unit conversion	13,299,669	13,375,012	13,374,027

Diluted Earnings Per Share	$0.02	0.10	0.07

During the second quarter of fiscal year 2006, the Trust accepted the voluntary surrender of all outstanding stock options, therefore no stock options are included in the computation of diluted income per share for the six months ended July 31, 2006 and 2005. The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the American Stock Exchange. The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future.

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

During the first quarter of fiscal year 2007, the Trust issued 99,300 restricted shares to its Trustees, officers and other key employees with a total fair value of $134,055. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the first six months of fiscal year 2007, the Trust recognized expense on these shares totaling $49,747. As of July 31, 2006, total unrecognized expense related to unvested stock awards totals $50,018, which will be recognized evenly over the next five months. The following table summarizes restricted share activity during the six months ended July 31, 2006:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2006	—	—
Granted	99,300	$1.35
Vested	(62,250)	$1.35
Forfeited	—	—
Balance of unvested awards at July 31, 2006	37,050	$1.35

No cash was paid out or received by the Trust relating to restricted share awards during the six months ended July 31, 2006.

3. RELATED PARTY TRANSACTIONS

As of July 31, 2006 and 2005, Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2006 and 2005, Wirth and his affiliates held 5,573,624 and 5,817,866 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $20,300 and $8,905 for the six months ended July 31, 2006 and 2005, respectively. The Trust recognized interest expense on related party notes to Wirth and his affiliates in the amounts of $14,544 and $2,223 for the six months ended July 31, 2006 and 2005, respectively. The Trust had accrued but unpaid interest on related party notes to Wirth and his affiliates in the amounts of $2,877 and $8,633 as of July 31, 2006 and January 31, 2006, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $3,808 and $2,964 for the six months ended July 31, 2006 and 2005, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of July 31, 2006 and January 31, 2006.

Notes and advances payable to related parties at July 31, 2006 and January 31, 2006 consist of notes payable to Rare Earth Financial, LLC, an affiliate of Wirth and notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $800,000 and $515,000 as of July 31, 2006 and January 31, 2006, respectively. The notes and advances payable to related parties consist of:

	July 31, 2006	January 31, 2006
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	$48,570	$54,929

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	18,132	20,886

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	18,132	20,886

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	15,630	18,005

Note payable to Rare Earth Financial, L.L.C., affiliate of Wirth. Fully satisfied in March 2006 using the line of credit established with Rare Earth Financial, L.L.C.	—	400,000

Revolving line of credit to Rare Earth Financial, L.L.C., affiliate of Wirth, bearing interest at 7% per annum, and secured by the Partnership’s ownership interest in Tucson St. Mary’s Hospitality LLC. Due in monthly interest installments with unpaid principal due in March 2008.	700,000	—

Totals	$800,464	$514,706

4. NOTES PAYABLE TO BANKS

The Trust has a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership, all dated July 21, 2004. The line of credit is secured by the assets of the Trust alone, which is comprised mainly of its investment in its subsidiaries. Under the terms of the line of credit, the Trust can draw up to $500,000, bearing interest at prime plus 1.0% (9.25% as of July 31, 2006) per annum, and is required to make monthly interest-only payments. The line of credit was to mature on May 31, 2006. During May 2006, the Trust extended the line of credit until May 30, 2007. As of July 31 and January 31, 2006, the Trust had $500,000 drawn under the line of credit. Subsequent to July 31, 2006, the Trust entered into an agreement for a new bank line of credit (See Note 7 - “Subsequent Event”).

5. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $887,876 and $1,018,964 in cash for interest for the six months ended July 31, 2006 and 2005, respectively.

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

During the first quarter of fiscal year 2007, the Trust issued 21,600 Shares of Beneficial Interest, with a total value of $29,160, to the Trustees in exchange for their services during fiscal year 2006. The Trust also issued 36,000 Shares of Beneficial Interest, with a total value of $48,600, to the Trustees as prepayment for their services in fiscal year 2007. As of July 31, 2006, 18,000 of these shares, with a total value of $24,300, remain unvested and are recorded as an offset to shareholders equity.

During the first quarter of fiscal year 2007, the Trust issued 41,700 Shares of Beneficial Interest, with a total value of $56,295, as bonuses to its executive officers and other key employees. As of July 31, 2006, 19,050 of these shares, with a total value of $25,718, remain unvested and are recorded as an offset to shareholders equity.

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

6. INCOME TAXES

The Trust has recorded income tax provisions of $77,650 and $82,000 for the six months ended July 31, 2006 and 2005, respectively. For the six months ended July 31, 2006 and 2005, the Trust recognized a tax benefit of $210,000 and $765,000, respectively, by utilizing its federal net operating loss carryforward. The Trust has recorded a tax benefit of $850 and a tax provision of $50,000 for the three months ended July 31, 2006 and 2005, respectively. For the three months ended July 31, 2006 and 2005, the Trust recognized a tax benefit of $0 and $552,000, respectively, by utilizing its federal net operating loss carryforward. The Trust has a net deferred tax asset of $259,000 at both July 31, 2006 and January 31, 2006. The Trust has a current income tax liability of $56,000 and $241,000 as of July 31, 2006 and January 31, 2006, respectively.

7. SUBSEQUENT EVENT

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.75% at the inception of the agreement), with interest-only payments due monthly. The line of credit matures on February 18, 2008. This line of credit will replace the $500,000 bank line of credit outstanding as of July 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the InnSuites Hospitality Trust unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

The Trust owns the sole general partner’s interest in the Partnership. The Trust’s principal source of cash flows is from the operations of the Hotels and management and licensing contracts with affiliated and third-party hotels outside of the Trust.

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

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. The operating performance of the Trust is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy improved to 75.0%, an increase of 2.9% from the prior year period. ADR increased $1.15 to $73.37 from $72.22 in the prior year period. These increases resulted in an increase of $2.92 in REVPAR to $55.03 from $52.11 in the prior year period.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2006	2005
OCCUPANCY	75.0%	72.1%
AVERAGE DAILY RATE (ADR)	$73.37	72.22
REVENUE PER AVAILABLE ROOM (REVPAR)	$55.03	52.11

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE SIX MONTHS ENDED JULY 31, 2006 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2005

A summary of the operating results for the six months ended July 31, 2006 and 2005 is:

	2006	2005	Change	% Change
Revenue	$11,435,223	$11,426,213	$9,010	0.1%
Operating Income	$1,168,683	$531,884	$636,799	>100.0%
Gain on Disposition of Hotels	$—	$1,847,425	$(1,847,425)	(100.0)%
Net Income Attributable to Shares of Beneficial Interest	$344,995	$1,052,319	$(707,324)	(67.2)%
Net Income Per Share - Basic	$0.04	$0.12	$(0.08)	(66.7)%
Net Income Per Share - Diluted	$0.02	$0.10	$(0.08)	(80.0)%

Total Trust revenue was $11.4 million for the six months ended July 31, 2006, consistent with the prior year period total. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 5.6% to $9.2 million from $9.8 million when comparing the six months ended July 31, 2006 and 2005, respectively, primarily due to the disposition of the Phoenix, Arizona property during the second quarter of fiscal year 2006. Increased management and trademark fees and payroll reimbursements, due to fees collected from the new ownership of the disposed Phoenix, Arizona property and increased fee structures for affiliated hotels, offset this decrease resulting in total revenue consistent with the prior year period.

On June 19, 2006, the Trust received written notice from Lafayette Hampstead, LLC ("Lafayette"), a third-party company that owns a hotel property in San Diego, California, that Lafayette will terminate the management, licensing, reservation and advertising agreements with InnSuites Hotels, Inc. effective September 20, 2006.  The Trust recorded approximately $520,000 of revenue and $419,000 of expense related to these agreements during the six months ended July 31, 2006, and $482,000 of revenue and $369,000 of expense during the six months ended July 31, 2005.

Total expenses decreased $741,000, or 6.2%, to $11.2 million from $11.9 million when comparing the six months ended July 31, 2006 and 2005. Total operating expenses decreased $628,000, or 5.8%, to $10.3 million from $10.9 million for six months ended July 31, 2006 and 2005, respectively. The decreases in these totals is primarily due to the disposition of the Phoenix, Arizona hotel, which was partially offset by higher payroll expenses relating to management contracts with hotels outside the Trust.

General and administrative expenses decreased $722,000, or 31.5%, to $1.6 million from $2.3 million when comparing the six months ended July 31, 2006 and 2005, respectively. This is primarily due to accounting and legal fees incurred in fiscal year 2006 relating to amendments to certain of the Trust’s filings with the Securities and Exchange Commission, reduced bad debt expense due to improved receivable collections in fiscal year 2007, and the disposition of the Phoenix, Arizona hotel in the prior year.

Total interest expense was $893,000 for the six months ended July 31, 2006, a decrease of $113,000, or 11.3%, from the prior year period total of $1.0 million. The decrease was primarily due to the disposition of the Phoenix, Arizona property, which had incurred $130,000 of mortgage interest expense during the first six months of fiscal year 2006.

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million. The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing. The sale resulted in a total gain of $1.8 million, with $1.2 million of the gain attributable to shareholders.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED JULY 31, 2006 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2005

A summary of the operating results for the three months ended July 31, 2006 and 2005 is:

	2006	2005	Change	% Change
Revenue	$4,923,168	$4,852,780	$70,388	1.5%
Operating Loss	$(106,091)	$(377,161)	$271,070	71.9%
Gain on Disposition of Hotels	$—	$1,847,425	$(1,847,425)	(100.0)%
Net (Loss) Income Attributable to Shares of Beneficial Interest	$(340,610)	$658,129	$(998,739)	>(100.0)%
Net (Loss) Income Per Share - Basic	$(0.04)	$0.07	$(0.11)	>(100.0)%
Net (Loss) Income Per Share - Diluted	$(0.04)	$0.07	$(0.11)	>(100.0)%

Total Trust revenue was $4.9 million for the three months ended July 31, 2006, an increase of $70,000 or 1.5% from the prior year period total. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 5.5% to $3.8 million from $4.0 million when comparing the three months ended July 31, 2006 and 2005, respectively, primarily due to the disposition of the Phoenix, Arizona property during the second quarter of fiscal year 2006. Increased management and trademark fees and payroll reimbursements, due to fees collected from the new ownership of the disposed Phoenix, Arizona property and increased fee structures for affiliated hotels, offset this decrease resulting in total revenue improving over the prior year period.

On June 19, 2006, the Trust received written notice from Lafayette Hampstead, LLC ("Lafayette"), a third-party company that owns a hotel property in San Diego, California, that Lafayette will terminate the management, licensing, reservation and advertising agreements with InnSuites Hotels, Inc. effective September 20, 2006.  The Trust recorded approximately $283,000 of revenue and $227,000 of expense related to these agreements during the three months ended July 31, 2006, and $257,000 of revenue and $189,000 of expense during the six months ended July 31, 2005.

Total expenses decreased $253,000, or 4.4%, to $5.5 million from $5.7 million when comparing the three months ended July 31, 2006 and 2005. Total operating expenses decreased $201,000, or 3.8%, to $5.0 million from $5.2 million for three months ended July 31, 2006 and 2005, respectively. The decreases in these totals is primarily due to the disposition of the Phoenix, Arizona hotel, which was partially offset by higher payroll expenses relating to management contracts with hotels outside the Trust.

General and administrative expenses decreased $316,000, or 30.5%, to $721,000 from $1.0 million when comparing the three months ended July 31, 2006 and 2005, respectively. This is primarily due to reduced bad debt expense due to improved receivable collections in fiscal year 2007, the disposition of the Phoenix, Arizona hotel in the prior year and reduced corporate overhead costs.

Total interest expense was $451,000 for the three months ended July 31, 2006, a decrease of $52,000, or 10.3%, from the prior year period total of $503,000. The decrease was primarily due to the disposition of the Phoenix, Arizona property, which had incurred $63,000 of mortgage interest expense during the three months ended July 31, 2005.

On July 28, 2005, the Trust sold its Phoenix, Arizona hotel to Phoenix Northern Resort LLC, an affiliate of Wirth, for its appraised value of $5.1 million. The buyer satisfied the purchase price by assuming the Trust’s $3.2 million mortgage note payable secured by the property, paying $1.7 million in cash prior to the closing, and paying $192,000 in cash at the closing. The sale resulted in a total gain of $1.8 million, with $1.2 million of the gain attributable to shareholders.

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

The Trust has principal of $429,033 due and payable for the remainder of fiscal year 2007 under mortgage notes payable. For the twelve months between August 1, 2006 and July 31, 2007, the Trust has principal of $887,002 due and payable under mortgage notes payable. The Trust anticipates that cash flows from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2007 under notes and advances payable to Wirth and his affiliates. The Trust had $400,000 due to Rare Earth Financial, LLC, an affiliate of Wirth, in March 2006. The Trust satisfied this note using the line of credit established with Rare Earth Financial in March 2006. The balance on the line of credit as of July 31, 2006 is $700,000. For the twelve months between August 1, 2006 and July 31, 2007, the Trust has no principal due and payable under notes payable to Wirth and his affiliates.

Subsequent to July 31, 2006, the Trust entered into an agreement for an unsecured bank line of credit, under which the Trust can draw up to $750,000. This line of credit will replace the Trust’s $500,000 line of credit outstanding on July 31, 2006.

The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for five of the Trust’s properties. As of July 31, 2006, $139,648 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2006, the Hotels spent $949,023 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $716,922 during the six months ended July 31, 2006 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2006, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

The Trust’s management has identified condo-hotel conversions as a potential opportunity for the Trust. The conversion concept has become increasingly popular throughout the country, and may have the potential to eclipse time-share or fractional ownership as the preferred vacation, second or third home ownership vehicle. The Trust, through its wholly-owned subsidiary, InnSuites Hotels, is currently preparing two of its Arizona hotel properties for potential condo-hotel ownership. The Trust has substantially increased capital improvement spending at these two properties, which has impacted the Trust’s liquidity during the six months ended July 31, 2006. The Trust believes the short-term liquidity impact will result in long-term benefits to the Trust by improving the quality of the suites at these properties, thereby increasing their appeal to our customers and allowing us to raise rates. The Trust has offset the short-term liquidity impact through an increase in loans and advances from related parties, specifically Mr. Wirth and his affiliated companies. If the Trust determines this concept to be feasible for its current hotel properties, the Trust may realize condominium sales revenue and revenue from long-term management and trademark agreements with potential homeowners’ associations and/or future condominium owners.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; and (vi) the Trust’s plans and expectations regarding condo-hotel conversions; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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
• seasonality of our business;
• interest rate fluctuations;
• changes in government regulations, including federal income tax laws and regulations;
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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust’s debt structure during the six months ended July 31, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002 and August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended July 31, 2006, the Trust acquired 25,275 Shares of Beneficial Interest in open market transactions at an average price of $1.57 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust remains authorized to repurchase an additional 173,043 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 - May 31, 2006	5,000	$1.64	5,000	193,318
June 1 - June 30, 2006	15,900	$1.54	15,900	177,418
July 1 - July 31, 2006	4,375	$1.59	4,375	173,043

.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust held its 2006 Annual Meeting of Shareholders on July 27, 2006. The nominee listed below was elected as a Trustee of the Trust to hold office for a term expiring at the 2009 Annual Meeting of Shareholders and until his successor has been duly elected and qualified. Tabulated below is the number of Shares of Beneficial Interest cast for and withheld with respect to the election of the Trustee nominee:

Name	For	Withheld
Marc E. Berg	8,093,500	114,817

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

INNSUITES HOSPITALITY TRUST

Dated:	September 5, 2006	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	September 5, 2006	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer