Form 10-Q
period 2006-10-31
INNSUITES HOSPITALITY TRUST
filed 2006-12-01
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of November 24, 2006:  9,207,784.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2006	JANUARY 31, 2006
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$183,470	34,251
Restricted Cash	41,488	226,294
Accounts Receivable, including $0 and $14,828 from related parties, net of Allowance for Doubtful Accounts of $68,000 and $112,000, as of October 31, and January 31, 2006, respectively	626,801	531,961
Prepaid Expenses and Other Current Assets	466,714	494,829
Total Current Assets	1,318,473	1,287,335
Hotel Properties, net	29,940,435	30,215,391
Long-Term Portion of Deferred Finance Costs	148,942	175,645
Long-Term Deposits	14,987	14,987
Deferred Income Tax Benefit	259,000	259,000
TOTAL ASSETS	$31,681,837	31,952,358

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses, including $127,246 and $95,418 accrued interest and payables to related parties as of October 31, and January 31, 2006, respectively	$2,692,299	2,594,733
Notes Payable to Banks	655,734	500,000
Current Portion of Mortgage Notes Payable	906,515	879,265
Current Portion of Other Notes Payable	107,809	121,558
Current Portion of Notes Payable to Related Parties	30,548	428,989
Total Current Liabilities	4,392,905	4,524,545
Mortgage Notes Payable	18,176,096	19,029,612
Notes Payable to Related Parties	762,606	85,717
Other Notes Payable	154,373	206,424

TOTAL LIABILITIES	23,485,980	23,846,298

MINORITY INTEREST IN PARTNERSHIP	1,103,254	1,388,132

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,228,936 and 9,145,365 shares issued and outstanding at October 31, and January 31, 2006, respectively	17,477,690	17,155,106
Treasury Stock, 7,456,670 and 7,494,578 shares held at October 31, and January 31, 2006, respectively	(10,385,087)	(10,437,178)
TOTAL SHAREHOLDERS’ EQUITY	7,092,603	6,717,928
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,681,837	31,952,358

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2006	2005

REVENUE
Room	$12,075,291	12,264,755
Food and Beverage	920,994	807,897
Telecommunications	25,567	49,050
Other	314,704	421,184
Management and Trademark Fees, including $265,409 and $124,720 from related parties, respectively	376,755	271,656
Payroll Reimbursements, including $2,238,005 and $1,740,913 from related parties, respectively	2,743,718	2,309,829
TOTAL REVENUE	16,457,029	16,124,371

OPERATING EXPENSES
Room	3,060,190	3,245,728
Food and Beverage	828,680	869,140
Telecommunications	84,745	124,525
General and Administrative	2,387,027	3,031,065
Sales and Marketing	941,298	1,020,336
Repairs and Maintenance	1,056,666	1,096,186
Hospitality	565,685	522,352
Utilities	905,560	902,851
Hotel Property Depreciation	1,538,747	1,570,473
Real Estate and Personal Property Taxes, Insurance and Ground Rent	847,414	954,293
Other	115,684	142,153
Payroll Expenses	2,743,718	2,309,829
TOTAL OPERATING EXPENSES	15,075,414	15,788,931
OPERATING INCOME	1,381,615	335,440
Gain on Disposition of Hotels	138,751	1,847,425
Interest Income	2,140	1,447
TOTAL OTHER INCOME	140,891	1,848,872
Interest on Mortgage Notes Payable	1,281,744	1,413,621
Interest on Notes Payable to Banks	26,160	19,649
Interest on Notes Payable and Advances to Related Parties	32,656	7,863
Interest on Other Notes Payable	16,314	12,800
TOTAL INTEREST EXPENSE	1,356,874	1,453,933

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	165,632	730,379
LESS MINORITY INTEREST	(267,512)	(55,333)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	433,144	785,712
INCOME TAX PROVISION (Note 6)	(94,350)	(89,175)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$338,794	696,537
NET INCOME PER SHARE - BASIC	$0.04	0.08
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,263,591	9,064,078
NET INCOME PER SHARE - DILUTED	$0.01	0.05
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,291,335	13,364,228

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2006	2005

REVENUE
Room	$3,678,951	3,382,957
Food and Beverage	319,608	251,952
Telecommunications	9,205	11,534
Other	86,330	103,424
Management and Trademark Fees, including $80,594 and $56,149 from related parties, respectively	99,810	106,311
Payroll Reimbursements, including $739,776 and $644,094 from related parties, respectively	827,902	841,980
TOTAL REVENUE	5,021,806	4,698,158

OPERATING EXPENSES
Room	923,424	964,435
Food and Beverage	263,033	286,785
Telecommunications	18,830	26,667
General and Administrative	816,363	738,171
Sales and Marketing	282,868	334,646
Repairs and Maintenance	339,744	385,413
Hospitality	193,778	144,530
Utilities	342,801	323,132
Hotel Property Depreciation	499,867	526,641
Real Estate and Personal Property Taxes, Insurance and Ground Rent	259,704	274,187
Other	40,560	48,015
Payroll Expenses	827,902	841,980
TOTAL OPERATING EXPENSES	4,808,874	4,894,602
OPERATING INCOME (LOSS)	212,932	(196,444)
Gain on Disposition of Hotels	138,751	—
Interest Income	894	574
TOTAL OTHER INCOME	139,645	574
Interest on Mortgage Notes Payable	427,303	431,670
Interest on Notes Payable to Banks	17,822	9,235
Interest on Notes Payable and Advances to Related Parties	14,305	2,676
Interest on Other Notes Payable	4,917	4,482
TOTAL INTEREST EXPENSE	464,347	448,063

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(111,770)	(643,933)
LESS MINORITY INTEREST	(122,240)	(279,440)
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	10,470	(364,493)
INCOME TAX PROVISION (Note 6)	(16,700)	(7,175)
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(6,230)	(371,668)
NET LOSS PER SHARE - BASIC	$(0.00)	(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,249,716	9,209,205
NET LOSS PER SHARE - DILUTED	$(0.00)	(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,249,716	9,209,205

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$338,794	696,537
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided By Operating Activities:
Minority Interest	(267,512)	(55,333)
Provision for Uncollectible Receivables	72,099	312,697
Deferred Stock Compensation Expense	77,733	—
Depreciation and Amortization	1,565,450	1,597,944
Loss (Gain) on Disposal	(137,097)	(1,835,279)
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
(Increase) Decrease in Accounts Receivable	(159,785)	46,751
Decrease (Increase) in Prepaid Expenses and Other Assets	28,115	(88,703)
Increase (Decrease) in Accounts Payable and Accrued Expenses	126,726	(320,915)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,644,523	353,699

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	184,806	8,000
Cash Received from Disposition of Hotel Properties	160,000	1,190,192
Improvements and Additions to Hotel Properties	(1,286,694)	(808,389)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(941,888)	389,803

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(826,266)	(725,032)
Payments on Notes Payable to Banks	(2,464,492)	(1,797,000)
Borrowings on Notes Payable to Banks	2,620,226	1,597,000
Repurchase of Partnership Units	(246)	(774)
Repurchase of Treasury Stock	(78,286)	(26,759)
Payments on Notes and Advances Payable to Related Parties	(21,552)	(29,896)
Borrowings on Notes and Advances Payable to Related Parties	300,000	400,000
Payments on Other Notes Payable	(82,800)	(67,621)
NET CASH USED IN FINANCING ACTIVITIES	(553,416)	(650,082)
NET INCREASE IN CASH AND CASH EQUIVALENTS	149,219	93,420
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,251	1,343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183,470	94,763

See Supplemental Disclosures at Note 5

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2006 AND 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at October 31, 2006 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Wirth with an aggregate of 544 suites and one unrelated hotel property with an aggregate of 176 suites. Under the licensing agreements, InnSuites Hotels receives a percentage of revenue from the hotels in exchange for use of the “InnSuites” trademark. All significant intercompany transactions and balances have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 69.53% and 69.08% on October 31, 2006 and 2005, respectively, the weighted average for the nine months ended October 31, 2006 and 2005 was 69.51% and 67.45%, respectively, and the weighted average for the three months ended October 31, 2006 and 2005 was 69.53% and 68.71%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of October 31, 2006, a total of 617,287 Class A limited partnership units were issued and outstanding. Additionally, a total of 3,407,938 Class B limited partnership units were held by Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 4,025,225 Shares of Beneficial Interest of the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ended January 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K/A as of and for the year ended January 31, 2006.

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

For the three and nine month periods ended October 31, 2006 and 2005, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would be 4,027,744 and 4,300,150 for the first nine months of fiscal year 2007 and 2006, respectively. The weighted-average of the Shares of Beneficial Interest would be 4,025,225 and 4,133,806 for the three months ended October 31, 2006 and 2005, respectively. For the three months ended October 31, 2006 and 2005, these units are not included in the diluted earnings per share calculation as their inclusion would have an anti-dilutive effect.

The following is a reconciliation of basic earnings per share to diluted earnings per share (there is no dilutive effect for the three months ended October 31, 2005):

	For the nine months ended
	October 31, 2006	October 31, 2005

Income attributable to Shares of Beneficial Interest	$338,794	696,537
Plus: Income (Loss) attributable to minority interest unit holders	(267,512)	(55,333)
Income attributable to Shares of Beneficial Interest after unit conversion	$71,282	641,204

Weighted average common shares outstanding	9,263,591	9,064,078
Plus: Weighted average incremental shares resulting from unit conversion	4,027,744	4,300,150
Weighted average common shares outstanding after unit conversion	13,291,335	13,364,228

Diluted Earnings Per Share	$0.01	0.05

During the second quarter of fiscal year 2006, the Trust accepted the voluntary surrender of all outstanding stock options, therefore no stock options are included in the computation of diluted income per share for the nine months ended October 31, 2006 and 2005. The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the American Stock Exchange. The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future.

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

During the first quarter of fiscal year 2007, the Trust issued 99,300 restricted shares to its Trustees, officers and other key employees with a total fair value of $134,055. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the first nine months of fiscal year 2007, the Trust recognized expense on these shares totaling $77,733. As of October 31, 2006, total unrecognized expense related to unvested stock awards totals $20,008, which will be recognized evenly over the next five months. The following table summarizes restricted share activity during the nine months ended October 31, 2006:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2006	—	—
Granted	99,300	$1.35
Vested	(84,480)	$1.35
Forfeited	—	—
Balance of unvested awards at October 31, 2006	14,820	$1.35

No cash was paid out or received by the Trust relating to restricted share awards during the nine months ended October 31, 2006.

3. RELATED PARTY TRANSACTIONS

As of October 31, 2006 and 2005, Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2006 and 2005, Wirth and his affiliates held 5,573,624 and 5,832,866 Shares of Beneficial Interest of the Trust, respectively.

The Trust paid interest on related party notes to Wirth and his affiliates in the amounts of $31,547 and $8,905 for the nine months ended October 31, 2006 and 2005, respectively. The Trust recognized interest expense on related party notes to Wirth and his affiliates in the amounts of $27,133 and $3,701 for the nine months ended October 31, 2006 and 2005, respectively. The Trust had accrued but unpaid interest on related party notes to Wirth and his affiliates in the amounts of $4,219 and $8,633 as of October 31, 2006 and January 31, 2006, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $5,523 and $4,162 for the nine months ended October 31, 2006 and 2005, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of October 31, 2006 and January 31, 2006.

Notes and advances payable to related parties at October 31, 2006 and January 31, 2006 consist of notes payable to Rare Earth Financial, L.L.C., an affiliate of Wirth and notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $793,000 and $515,000 as of October 31, 2006 and January 31, 2006, respectively. The notes and advances payable to related parties consist of:

	October 31, 2006	January 31, 2006
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	$45,306	$54,929

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	16,718	20,886

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	16,718	20,886

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	14,412	18,005

Note payable to Rare Earth Financial, L.L.C., affiliate of Wirth. Fully satisfied in March 2006 using the line of credit established with Rare Earth Financial, L.L.C.	—	400,000

Revolving line of credit to Rare Earth Financial, L.L.C., affiliate of Wirth, bearing interest at 7% per annum, and secured by the Partnership’s ownership interest in Tucson St. Mary’s Hospitality LLC. Due in monthly interest installments with unpaid principal due in March 2008.	700,000	—

Totals	$793,154	$514,706

4. NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.75% as of October 31, 2006), with interest-only payment due monthly. The line of credit matures on February 18, 2008. As of October 31, 2006, the Trust had drawn $655,734 of the funds available under the line or credit.

5. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,336,570 and $1,452,356 in cash for interest for the nine months ended October 31, 2006 and 2005, respectively.

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

During the third quarter of fiscal year 2006, the Trust issued promissory notes in the principal amount of $26,500 to an unrelated third party in exchange for 13,668 Class A limited partnership units in the Partnership and 5,324 Shares of Beneficial Interest.

During the first quarter of fiscal year 2007, the Trust issued 45,663 Shares of Beneficial Interest with an aggregate value of $61,746 in exchange for 45,663 Class A limited partnership units in the Partnership held by unrelated third parties.

During the first quarter of fiscal year 2007, the Trust issued 21,600 Shares of Beneficial Interest, with a total value of $29,160, to the Trustees in exchange for their services during fiscal year 2006. The Trust also issued 36,000 Shares of Beneficial Interest, with a total value of $48,600, to the Trustees as prepayment for their services in fiscal year 2007. As of October 31, 2006, 7,200 of these shares, with a total value of $9,720, remain unvested and are recorded as an offset to shareholders equity.

During the first quarter of fiscal year 2007, the Trust issued 41,700 Shares of Beneficial Interest, with a total value of $56,295, as bonuses to its executive officers and other key employees. As of October 31, 2006, 7,620 shares, with a total value of $10,288, remain unvested and are recorded as an offset to shareholders equity.

During the first quarter of fiscal year 2007, the Trust issued a promissory note to an unrelated third party for $17,000 in exchange for 6,667 Class A limited partnership units in the Partnership and 5,827 Shares of Beneficial Interest.

During the first quarter of fiscal year 2007, the Trust satisfied its $400,000 note payable to Rare Earth Financial, L.L.C., an affiliate of Wirth, with the establishment of a line of credit with Rare Earth Financial. The $400,000 due and payable was converted to a balance due under the line of credit.

6. INCOME TAXES

The Trust has recorded net income tax provisions of $94,350 and $89,175 for the nine months ended October 31, 2006 and 2005, respectively. For the nine months ended October 31, 2006 and 2005, respectively, the Trust utilized a federal net operating loss carryforward of $799,422 and $970,640, respectively. The Trust has recorded a tax provision of $16,700 and $7,175 for the three months ended October 31, 2006 and 2005, respectively. For the three months ended October 31, 2006 and 2005, the Trust utilized a federal net operating loss carryforward of $182,000 and $206,000, respectively.  The Trust has a net deferred tax asset of $259,000 at both October 31, 2006 and January 31, 2006. The Trust has a current income tax liability of $99,000 and $241,000 as of October 31, 2006 and January 31, 2006, respectively.

7. SUBSEQUENT EVENT

On December 1, 2006, the Partnership amended its line of credit agreement with Rare Earth Financial, L.L.C., an affiliate of Wirth, to increase the maximum amount the Partnership can borrow under the line of credit from $700,000 to $1.0 million. No other provisions of the agreement were amended. The Partnership increased the amount available under the line of credit to continue capital refurbishment at the Hotels relating to condo-hotel conversion projects.

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

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. The operating performance of the Trust is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy improved to 73.1%, an increase of 4.0% from the prior year period. ADR was consistent with the prior year period. The increased occupancy resulted in an increase of $3.01 in REVPAR to $52.47 from $49.46 in the prior year period.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2006	2005
OCCUPANCY	73.1%	69.1%
AVERAGE DAILY RATE (ADR)	$71.82	71.60
REVENUE PER AVAILABLE ROOM (REVPAR)	$52.47	49.46

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE NINE MONTHS ENDED OCTOBER 31, 2006 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2005

A summary of the operating results for the nine months ended October 31, 2006 and 2005 is:

	2006	2005	Change	% Change
Revenue	$16,457,029	$16,124,371	$332,658	2.1%
Operating Income	$1,381,615	$335,440	$1,046,175	>100.0%
Gain on Disposition of Hotels	$138,751	$1,847,425	$(1,708,674)	(92.5)%
Net Income Attributable to Shares of Beneficial Interest	$338,794	$696,537	$(357,743)	(51.4)%
Net Income Per Share - Basic	$0.04	$0.08	$(0.04)	(50.0)%
Net Income Per Share - Diluted	$0.01	$0.05	$(0.04)	(80.0)%

Total Trust revenue was $16.5 million for the nine months ended October 31, 2006, an increase of $333,000 from the prior year period amount of $16.1 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 1.5% to $13.3 million from $13.5 million when comparing the nine months ended October 31, 2006 and 2005, respectively, primarily due to the disposition of the Phoenix, Arizona property during the second quarter of fiscal year 2006. Increased management and trademark fees and payroll reimbursements, due to fees collected from the new ownership of the disposed Phoenix, Arizona property and increased fee structures for affiliated hotels, offset this decrease resulting in an increase in total revenue.

Total expenses decreased $811,000, or 4.7%, to $16.4 million from $17.2 million when comparing the nine months ended October 31, 2006 and 2005. Total operating expenses decreased $714,000, or 4.5%, to $15.1 million from $15.8 million for the nine months ended October 31, 2006 and 2005, respectively. The decreases in these totals is primarily due to the disposition of the Phoenix, Arizona hotel, which was partially offset by higher payroll expenses relating to management contracts with hotels outside the Trust.

General and administrative expenses decreased $644,000, or 21.3%, to $2.4 million from $3.0 million when comparing the nine months ended October 31, 2006 and 2005, respectively. This is primarily due to accounting and legal fees incurred in fiscal year 2006 relating to amendments to certain of the Trust’s filings with the Securities and Exchange Commission, reduced bad debt expense due to improved receivable collections in fiscal year 2007, and the disposition of the Phoenix, Arizona hotel in the prior year.

Total interest expense was $1.4 million for the nine months ended October 31, 2006, a decrease of $97,000, or 6.7%, from the prior year period total of $1.5 million. The decrease was primarily due to the disposition of the Phoenix, Arizona property, which had incurred $130,000 of mortgage interest expense during the first nine months of fiscal year 2006.

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

On September 21, 2006, the Trust sold the furniture and fixtures previously used at its San Diego, California location to Hampstead Partners, Inc., a third party, for $160,000, resulting in a gain of $139,000, with $96,000 of the gain attributable to shareholders. The buyer satisfied the sales price with cash payments.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2005

A summary of the operating results for the three months ended October 31, 2006 and 2005 is:

	2006	2005	Change	% Change
Revenue	$5,021,806	$4,698,158	$323,648	6.9%
Operating Income (Loss)	$212,932	$(196,444)	$409,376	>100.0%
Gain on Disposition of Hotels	$138,751	$—	$138,751	100.0%
Net Loss Attributable to Shares of Beneficial Interest	$(6,230)	$(371,668)	$365,438	98.3%
Net Loss Per Share - Basic	$(0.00)	$(0.04)	$0.04	100.0%
Net Loss Per Share - Diluted	$(0.00)	$(0.04)	$0.04	100.0%

Total Trust revenue was $5.0 million for the three months ended October 31, 2006, an increase of $324,000, or 6.9%, from the prior year period total. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 9.2% to $4.1 million from $3.7 million when comparing the three months ended October 31, 2006 and 2005, respectively, primarily due to increased sales resulting from improving market conditions, primarily at the Ontario, California property. Management and trademark fees and payroll reimbursements were consistent with the prior year period.

Total expenses decreased $69,000, or 1.3%, to $5.3 million when comparing the three months ended October 31, 2006 and 2005. Total operating expenses decreased $86,000, or 1.8%, to $4.8 million from $4.9 million for the three months ended October 31, 2006 and 2005, respectively. The decreases are primarily due to decreased operating expenses at the hotel properties resulting from tightened cost controls.

General and administrative expenses increased $78,000, or 10.6%, to $816,000 from $738,000 when comparing the three months ended October 31, 2006 and 2005, respectively. This is primarily due to the additional payroll and other administrative expenses at the corporate location.

Total interest expense was $464,000 for the three months ended October 31, 2006, an increase of $16,000, or 3.6%, from the prior year period total of $448,000. The increase was primarily due to the interest expense on the Trust’s line of credit with Rare Earth Financial, L.L.C., an affiliate of Wirth.

On September 21, 2006, the Trust sold the furniture and fixtures previously used at its San Diego, California location to Hampstead Partners, Inc., a third party, for $160,000, resulting in a gain of $139,000, with $96,000 of the gain attributable to shareholders. The buyer satisfied the sales price with cash payments.

FUNDS FROM OPERATIONS (FFO)

The Trust recognizes that industry analysts and investors use Funds From Operations ("FFO") as a financial measure to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, as amended January 1, 2000, which is calculated (in the Trust's case) as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP")), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2006	2005	2006	2005

Net Income (Loss) Attributable to Shares of Beneficial Interest	$338,794	696,537	(6,230)	(371,668)
Hotel Property Depreciation	1,538,747	1,570,473	499,867	526,641
(Gain) Loss on Disposition of Hotels	(138,751)	(1,847,425)	(138,751)	—
Minority Interest Share of Depreciation and (Gain) Loss on Dispositions	(324,749)	190,825	(75,322)	(133,528)
Funds from Operations	$1,414,041	610,410	279,564	21,445

Funds from Operations increased approximately $804,000 and $258,000 for the nine and three month periods ended October 31, 2006, respectively, reflecting an increase of over 100%, when compared to the prior year periods. The increases were due primarily to stronger operating results at the hotel properties, primarily the Ontario, California location.

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

The Trust has principal of $217,025 due and payable for the remainder of fiscal year 2007 under mortgage notes payable. For the twelve months between November 1, 2006 and October 31, 2007, the Trust has principal of $906,515 due and payable under mortgage notes payable. The Trust anticipates that cash flows from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2007 under notes and advances payable to Wirth and his affiliates. The Trust had $400,000 due to Rare Earth Financial, L.L.C., an affiliate of Wirth, in March 2006. The Trust satisfied this note using the line of credit established by the Partnership with Rare Earth Financial in March 2006. The balance on the line of credit as of October 31, 2006 is $700,000. On December 1, 2006, the Partnership amended this line of credit agreement to increase the maximum amount the Partnership can borrow under the line of credit from $700,000 to $1.0 million. For the twelve months between August 1, 2006 and October 31, 2007, the Trust has no principal due and payable under notes payable to Wirth and his affiliates.

The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of the Trust’s properties. As of October 31, 2006, $41,488 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2006, the Hotels spent $1,286,694 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $1,056,666 during the nine months ended October 31, 2006 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2006, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

The Trust’s management has identified condo-hotel conversions as a potential opportunity for the Trust. The conversion concept has become increasingly popular throughout the country, and may have the potential to eclipse time-share or fractional ownership as the preferred vacation, second or third home ownership vehicle. The Trust, through its wholly-owned subsidiary, InnSuites Hotels, is currently preparing two of its Arizona hotel properties for potential condo-hotel ownership. The Trust has substantially increased capital improvement spending at these two properties, which has impacted the Trust’s liquidity during the nine months ended October 31, 2006. The Trust believes the short-term liquidity impact will result in long-term benefits to the Trust by improving the quality of the suites at these properties, thereby increasing their appeal to our customers and allowing us to raise rates. The Trust has offset the short-term liquidity impact through an increase in loans and advances from Wirth and his affiliates. If the Trust ultimately determines this concept to be feasible for its current hotel properties, the Trust may realize condominium sales revenue and revenue from long-term management and trademark agreements with potential homeowners’ associations and/or future condominium owners.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust’s debt structure during the nine months ended October 31, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002 and August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended October 31, 2006, the Trust acquired 26,590 Shares of Beneficial Interest in open market transactions at an average price of $1.25 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust remains authorized to repurchase an additional 146,453 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 - August 31, 2006	690	$1.50	690	172,353
September 1 - September 30, 2006	10,600	$1.34	10,600	161,753
October 1 - October 31, 2006	15,300	$1.17	15,300	146,453

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On December 1, 2006, the Partnership amended its line of credit agreement with Rare Earth Financial, L.L.C., an affiliate of Wirth, to increase the maximum amount the Partnership can borrow under the line of credit from $700,000 to $1.0 million. No other provisions of the agreement were amended.

ITEM 6. EXHIBITS

a) Exhibits

10.1	Promissory Note dated December 1, 2006 by RRF Limited Partnership in favor of Rare Earth Financial, L.L.C.
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	December 1, 2006	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	December 1, 2006	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer