Form 10-K
period 2007-01-31
INNSUITES HOSPITALITY TRUST
filed 2007-05-02
CIK 82473

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-7062

InnSuites Hospitality Trust
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-6647590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre, 1615 E. Northern Avenue, Suite 102, Phoenix, Arizona	85020
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (602) 944-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Shares of Beneficial Interest, without par value	American Stock Exchange

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2006: $4,962,273.

Number of Shares of Beneficial Interest outstanding as of April 27, 2007: 9,183,904.

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for nine hotels, and provides trademark license services for ten hotels. On January 31, 2007, the Trust owned a 69.89% sole general partner interest in the Partnership, which owned four InnSuites® hotels located in Arizona, New Mexico and southern California. The Trust also owned one InnSuites® hotel located in Yuma, Arizona (all five InnSuites® hotels are hereinafter referred to as the (“Hotels”). InnSuites Hotels, a wholly owned subsidiary of the Trust, provides management services for the Hotels and four hotels owned by affiliates of James F. Wirth, the Trust’s Chairman, President and Chief Executive Officer. InnSuites Hotels also provides trademark and licensing services to the Hotels, four hotels owned by affiliates of Mr. Wirth and one unrelated hotel property. The Trust has 422 employees.

The Hotels have an aggregate of 843 hotel suites and operate as moderate and full-service hotels, which apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth. The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high-speed hard wired and wireless internet access and coffee makers in each studio or two-room suite.

The Trust believes that a significant opportunity for revenue growth and profitability will arise from the skillful management and repositioning of the Trust’s Hotels or managed hotel properties for both increased occupancy and rates. The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders. The Trust seeks to achieve these objectives through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites® hotels brand in the southwestern region of the United States. At this time, however, the Trust does not plan to acquire any additional hotels. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Positioning” for a further discussion of the Trust’s current strategic plans.

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

Until February 1, 2004, the Trust elected to be taxed as a real estate investment trust (“REIT”), as that term is defined and used in the Internal Revenue Code of 1986, and the regulations thereunder (all as amended, the “Code”). Effective February 1, 2004, the Trust relinquished its REIT tax status enabling greater operating flexibility and is now taxed as a C corporation under the Code.

MANAGEMENT AND LICENSING CONTRACTS

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary. Following the acquisition of InnSuites Hotels by the Trust effective February 1, 2001, InnSuites Hotels operated and managed the Hotels with the assistance of Suite Hospitality Management, Inc. (the “Management Company”), an entity in which Mr. Wirth, until July 1, 2003, held a 9.8% ownership interest, pursuant to management agreements that provided for an annual management fee of 2.5% of gross revenues. On December 31, 2003, the Trust agreed to extend the current management agreements through January 31, 2008 in exchange for the Management Company forgiving $183,248 of accrued but unpaid fees. The Trust incurred management fee expenses related to these contracts during fiscal year 2005 of $177,742 for the period from February 1, 2004 through June 8, 2004 (the date the Trust acquired the management agreements). The Trust incurred no expense related to these contracts for the twelve months ended January 31, 2007 and 2006. Due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), which resulted in the consolidation of the Management Company with the Trust, these expenses have been eliminated in the consolidation for the twelve months ended January 31, 2005.

Prior to June 8, 2004, InnSuites Hotels paid InnSuites Licensing Corp. (the “Licensing Corp.”), an entity owned by Mr. Wirth and his spouse until February 2, 2004, an annual licensing fee of 2.0% of gross room revenues (1.0% for those hotel properties which also carried a third-party franchise, such as Best Western® or Holiday Inn®) for trademark and licensing services relating to the use of the InnSuites® name and marks. On December 31, 2003, the Trust agreed to extend the trademark and licensing services agreements through January 31, 2007 in exchange for the Licensing Corp. forgiving $347,473 of accrued but unpaid fees. The Management Company purchased the Licensing Corp. from Mr. and Mrs. Wirth on February 2, 2004. The Trust incurred licensing fees during fiscal year 2005 of $94,703 for the period from February 1, 2004 through June 8, 2004 (the date the Trust acquired the license agreements). The Trust incurred no expense related to these contracts for the twelve months ended January 31, 2007 and 2006. Due to the adoption of FIN 46R, which resulted in the consolidation of the Licensing Corp. with the Trust, these expenses have been eliminated in the consolidation for the twelve months ended January 31, 2005.

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

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels. In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate. Following the acquisition, InnSuites Hotels now self-manages the Hotels. InnSuites Hotels also manages four hotels owned by affiliates of Mr. Wirth.

Under the management agreements, InnSuites Hotels provides the personnel for the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations. All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation. InnSuites Hotels received 2.5% of gross revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal years 2007 and 2006, and 2.0% of room revenue during fiscal year 2005. During fiscal year 2007 and the second half of fiscal year 2006, InnSuites Hotels also received an accounting fee between $1,000 and $2,000 per month under these agreements. All expenses and reimbursements relating to these agreements have been eliminated in consolidation. These agreements expire on January 31, 2008. InnSuites Hotels received between 1% and 2% of room revenue (depending on results) from the four hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal years 2006 and 2005, and an additional monthly accounting fee of between $1,000 and $2,000 during fiscal year 2006. These agreements required these four hotels to pay 2% of room revenue, unless these hotels failed to reach 80% of their budgeted profit, at which point the fees were reduced to 1% of room revenue. During fiscal year 2007, the management fees for these four hotels was set at 2% of room revenue and the monthly accounting fee was set at $2,000 per month. Effective February 1, 2007, the management fees for these four hotels is set at 2.5% of room revenue. These agreements have no expiration date and may be cancelled by either party with 90-days written notice, or 30-days written notice in the event the property changes ownership. InnSuites Hotels received 5% of total revenue for managing an unrelated hotel in San Diego, California during fiscal year 2007, 2006 and 2005. This agreement was cancelled by the hotel owners effective September 20, 2006.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames. In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of Beneficial Interest of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate. The Shares of Beneficial Interest issued by the Trust for both the management contracts and the licensing agreements were valued at $155,000, which amount was recorded as an expense. Following the acquisition, the Trust provides licensing services to the Hotels, one unrelated hotel in Buena Park, California and four hotels owned by affiliates of Mr. Wirth.

InnSuites Hotels received 1.25% (2.50% for the Hotel which does not carry a third-party franchise) of total revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal years 2007 and 2006 and 1.0% (2.0% for the hotel which does not carry a third-party franchise) of room revenue in fiscal year 2005. The revenue and expenses related to these contracts have been eliminated in consolidation. These agreements have no expiration date. InnSuites Hotels received between 1% and 2% of room revenue (depending on results) from the four hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal years 2006 and 2005. These agreements required that these hotels pay 2% of room revenue, unless these hotels failed to reach 80% of their budgeted profit, at which point the fees were reduced to 1% of room revenue. During fiscal year 2007, these fees were fixed at 1.25% of room revenue. Effective February 1, 2007, the fees are fixed at 1.25% for two hotels owned by affiliates of Mr. Wirth which carry a third party franchise and 2.0% for the two hotels which do not carry a third-party franchise. These agreements have no expiration date and may be cancelled by either party with 12-months written notice, or 90-days written notice in the event the property changes ownership. InnSuites Hotels received 2% of total revenue from the unrelated hotel in San Diego, California in exchange for licensing services during fiscal years 2007, 2006 and 2005. This agreement was cancelled by the hotel owners effective September 20, 2006. InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2007, 2006 and 2005. This agreement has no expiration date and may be cancelled by either party with 30-days written notice.

FRANCHISE AGREEMENTS

InnSuites Hotels has entered into franchise arrangements with Best Western International with respect to four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and are cancelable at the option of either party. Best Western requires that the participating Hotels meet certain requirements for room quality, and such Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party franchise agreements received significant reservations through the Best Western reservation system. Until February 2005, InnSuites Hotels also had a franchise agreement with Holiday Inn relating to its Ontario, California hotel. InnSuites Hotels terminated this agreement and the property now holds a franchise agreement with Best Western. The Trust incurred $310,687, $355,266 and $553,883 in total fees related to these agreements for the twelve months ended January 31, 2007, 2006 and 2005, respectively.

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

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The Trust has a concentration of assets in southern Arizona market. In the markets in which the Trust operates, supply and demand rates have generally been balanced.

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

We are subject to operating risks common in the hospitality industry.

Our business is subject, directly or through our franchisors, to the following risks common in the hospitality industry, among others:

•	changes in occupancy and room rates achieved by our hotels and by competitive area hotels;
•	desirability of a hotel’s geographic location and changes in traffic patterns;

•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;
•	changes in the number of hotels operating under specific franchised brands;
•	increases in costs due to inflation may not be able to be totally offset by increases in room rates;
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

We have significant debt obligations.

At January 31, 2007, our outstanding debt and capital lease obligations consisted of approximately $20.9 million in principal amount outstanding. There can be no assurance that we will be able to meet our present or future debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure. Adverse economic conditions could cause the terms on which borrowings are available to become unfavorable to us. In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more investments in the Hotels at times that may not permit realization of the maximum return on our investments.

We rely on key personnel.

Our future success is substantially dependent on the active participation of our executive officers, Mr. Wirth, Mr. Waters and Mr. Berg. In addition, Mr. Bauer, Controller, and Mr. Green, Director of Operations, hold key positions with the Trust. The loss of the services of any of these individuals could have a material adverse effect on us.

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

We are exploring strategic alternatives for the Trust, including the possible sale of some or all of the Hotels; however we cannot provide assurance that any transactions will be successfully completed, that our financial results will not be adversely effected by the potential loss of management and/or trademark licensing revenue or that the pursuit of these strategic alternatives will have a positive effect on our share price.

The Board of Trustees is evaluating potential strategic alternatives, including the sale of some or all of the Hotels. This process may or may not result in an agreement to sell some or all of the Hotels. In addition, the Trust’s ability to complete a sale of any of the Hotels, if the Board of Trustees decides to pursue such a strategy, will depend on numerous factors, some of which are outside the Trust’s control. If any or all of the Hotels were sold, our future management and/or licensing fees could be reduced if the purchaser did not continue to retain us to provide those services. Such a reduction could have an adverse effect on our financial results.

There are various uncertainties and risks relating to the exploration of strategic alternatives, including:

•	diversion of management resources;

•	the process may be time consuming and expensive and may result in the loss of business opportunities;

•	the Trust may not be able to successfully achieve the benefits of any strategic alternatives; and

•	perceived uncertainties as to the Trust’s future direction may result in increased difficulties in recruiting and retaining employees, particularly senior management.

Even if a transaction is completed, there can be no assurance that it will have a positive effect on the price of the Trust’s Shares of Beneficial Interest. The market price of the Trust’s Shares of Beneficial Interest could be highly volatile during the period while the Board of Trustees explores strategic alternatives and may continue to be more volatile if the Trust announces the sale of one of its Hotels.

We may not have sufficient resources to pursue our current strategies.

We may pursue a growth strategy, which includes acquiring, repositioning and improving hotel properties, and may also pursue a strategy of converting some of our Hotels into condo-hotel units. We also plan to pursue a strategy of increased licensing of the InnSuites Hotels® brand. There is a risk that, due to market and other conditions beyond our control, we will not have access to sufficient equity or debt capital to pursue these strategies. Since the term and amount of our credit arrangements are limited, our ability to continue to pursue these strategies may depend on our ability to obtain additional private or public equity or debt financing. There can be no assurance that such financing is or will be available on acceptable terms when necessary.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona. On January 31, 2007, the Partnership owned four Hotels and the Trust owned one Hotel. All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels. All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION (1)

InnSuites Hotel and Suites Airport Albuquerque Best Western	101	1975/1985	2004

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2005

InnSuites Hotels and Suites Yuma Best Western	166	1982/1984	2006

InnSuites Hotel and Suites Ontario Airport Best Western	150	1990	2005

InnSuites Hotels and Suites Tucson St. Mary’s	267	1960/1971	2006

Total suites	843

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites.

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - General” herein for a discussion of occupancy rates at the Hotels.

See Note 7 to the Trust’s Consolidated Financial Statements - “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

Item 3. LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST PURCHASES OF SHARES

The Trust’s Shares of Beneficial Interest are traded on the American Stock Exchange under the symbol “IHT.” On April 27, 2007, the Trust had 9,183,904 shares outstanding and 503 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the American Stock Exchange, as well as dividends declared thereon:

Fiscal Year 2007	High	Low	Dividends
First Quarter	1.75	1.30	—
Second Quarter	1.75	1.45	—
Third Quarter	1.54	1.10	—
Fourth Quarter	1.75	1.00	.01

Fiscal Year 2006	High	Low	Dividends
First Quarter	1.52	1.11	—
Second Quarter	1.75	1.23	—
Third Quarter	1.50	1.24	—
Fourth Quarter	1.50	1.20	.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth. In fiscal years 2007 and 2006, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended January 31, 2007, the Trust acquired 80,300 Shares of Beneficial Interest in open market transactions at an average price of $1.30 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust remains authorized to repurchase an additional 66,153 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 - November 30, 2006	21,700	$1.20	21,700	124,753
December 1 - December 31, 2006	25,900	$1.20	25,900	98,853
January 1 - January 31, 2007	32,700	$1.44	32,700	66,153

See Part III, Item 12 for a description of our equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data of the Trust as of and for the five fiscal years ended January 31, 2007, has been derived from the audited consolidated financial statements of the Trust. The consolidated financial statements of the Trust as of and for the fiscal year ended January 31, 2007 was audited by Moss Adams, LLP, independent public accountants (successor to Epstein, Weber & Conover, P.L.C.) The consolidated financial statements of the Trust as of and for the fiscal years ended January 31, 2006 and 2005 were audited by Epstein, Weber & Conover, P.L.C., independent public accountants. The consolidated financial statements of the Trust as of and for the two fiscal years ended January 31, 2004 and 2003 were audited by McGladrey & Pullen, LLP, independent public accountants.

	Year Ended January 31,
	2007	2006	2005	2004	2003

Total revenue	$21,790,634	$21,248,839	$22,875,187	$24,211,328	$26,940,473

Net income (loss) from continuing operations	$(46,430)	$541,578	$240,442	$(2,594,317)	$(3,445,948)

Income (loss) per share - basic	$(0.01)	$0.06	$0.10	$(1.27)	$(1.67)

Income (loss) per share - diluted	$(0.01)	$0.02	$0.10	$(1.27)	$(1.67)

Cash dividends paid and declared per share	$0.01	$0.01	$0.01	$0.02	$0.01

Total assets	$31,379,017	$31,952,358	$36,455,521	$47,961,594	$61,494,579

Notes and advances payable to banks and others	$19,851,327	$20,736,859	$24,755,858	$31,974,992	$38,922,408

Notes and advances payable to related parties	$1,085,717	$514,706	$93,512	$6,852,241	$9,901,153

See “Item 1 - Business” herein for a discussion of the change in the nature of the business of the Trust over the course of the years presented above. As a result, the information presented above is not comparative from year to year.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Trust is engaged in the ownership and operation of hotel properties. At January 31, 2007, the InnSuites system included five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through franchise agreements with Best Western. All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

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

Improved economic conditions, both generally and specifically in the travel industry, had a positive impact on the operations of the Trust in fiscal year 2007. We anticipate the positive trend in the travel industry to continue in 2008. Better overall economic conditions are expected to result in increased business and leisure travel and support higher room rates, and therefore higher operating margins. We expect the major challenge for fiscal year 2008 to be strong competition for group business in the markets in which we operate that may affect the Trust’s ability to increase room rates while maintaining market share. We believe that we have positioned the hotels to remain competitive through selective refurbishment and carrying a relatively large number of two-room suites at each location.

Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders. As of January 31, 2007, the Trust has $11.4 million in federal net loss carryforwards available to offset future federal tax liability and $1.5 million in state net loss carryforwards.

GENERAL

The following discussion should be read in conjunction with the Trust’s consolidated financial statements and notes thereto.

The accounting policies that we believe are most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project hotel cash flows. Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts in the event management is required to test the asset for recoverability of its carrying value under Statement of Financial Accounting Standards (“SFAS”) No. 144. If the carrying amount of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset. Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions and committed future bookings. See “- Critical Accounting Policies and Estimates” below.

At January 31, 2007 and 2006, the Trust owned a 69.89% and 69.14%, respectively, interest in four of the Hotels through its sole general partner’s interest in the Partnership and owned a 99.9% interest in one Hotel. The Trust purchased 6,667, 51,300 and 532,077 Partnership units during the years ended January 31, 2007, 2006 and 2005, respectively.

Prior to May 1, 2004, the Partnership leased its hotel properties to InnSuites Hotels. The corresponding rent expense for InnSuites Hotels and rent revenue for the Partnership, as well as the resulting rent receivable and payable, eliminate in consolidation. On May 1, 2004, the percentage lease agreements between the Partnership and InnSuites Hotels were terminated.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy increased 1.82% to 71.54% from 69.72% in the prior year. ADR increased by $2.40 to $72.95 in fiscal year 2007 from $70.55 in fiscal year 2006. These increases resulted in an increase in REVPAR of $3.00 to $52.19 in fiscal year 2007 from $49.19 in fiscal year 2006.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2007	2006	2005

Occupancy	71.54%	69.72%	68.55%

Average Daily Rate (ADR)	$72.95	$70.55	$70.83

Revenue Per Available Room (REVPAR)	$52.19	$49.19	$48.55

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

• For a discussion of the sales of the Trust’s Phoenix and Tempe, Arizona hotels to a related party during fiscal years 2005 and 2006, see “Item 1 - Business - Sale of Hotel Properties” and Note 21 to the Trust’s Consolidated Financial Statements - “Sale of Hotel Properties.”

• For a discussion of guarantees of the Trust’s mortgage notes payable by certain related parties, see Note 7 to the Trust’s Consolidated Financial Statements - “Mortgage Notes Payable.”

• For a discussion of notes and advances payable by the Trust to certain related parties, see Note 9 to the Trust’s Consolidated Financial Statements - “Notes and Advances Payable to Related Parties.”

• For a discussion of the Trust’s employment agreement with Mr. Wirth, see Note 14 to the Trust’s Consolidated Financial Statements - “Advisory Agreement/Employment Agreements.”

Results of operations of the Trust for the year ended January 31, 2007 compared to the year ended January 31, 2006.

Overview

A summary of operating results for the fiscal years ended January 31, 2007 and 2006 is:

	2007	2006	Change	% Change
Revenue	$21,790,634	$21,248,839	$541,795	2.6%
Operating Income	$1,515,068	$349,349	$1,165,719	>100.0%
Net Income (Loss)	$(46,430)	$541,578	$(588,008)	>(100.0)%
Income Per Share - Basic	$(0.01)	$0.06	$(0.07)	>(100.0)%
Income Per Share - Diluted	$(0.01)	$0.02	$(0.03)	>(100.0)%

The Trust’s overall results in 2007 were positively affected by the disposition of certain of its underperforming properties and the improved operating results of the remaining hotel properties due to the continued strengthening of the travel industry.

For the twelve months ended January 31, 2007, the Trust had total revenue of $21.8 million compared to $21.2 million for the twelve months ended January 31, 2006, an increase of approximately $542,000. This increase in total revenue is primarily due to increased occupancy and room rates. Total expenses of $22.1 million for the twelve months ended January 31, 2007 reflect a decrease of approximately $717,000 compared to total expenses of $22.8 million for the twelve months ended January 31, 2006. The decrease is primarily due to reduced general and administrative expense attributable to reduced bad debt expense on the Hotels as a result of improved receivable collections in fiscal year 2007 and reduced professional fees as a result of costs incurred during fiscal year 2006 relating to the filing of amendments of certain of the Trust’s filings with the Securities and Exchange Commission.

For the twelve months ended January 31, 2007, the Trust disposed of the furniture, fixtures and equipment previously used in the operation of the San Diego, California property for a gain of $139,000. During fiscal year 2006, the Trust had a net gain on disposition of hotels of $1.8 million resulting primarily from the sale of the Phoenix, Arizona property during the second quarter of that year.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust. In comparing general and administrative expenses for the twelve months ended January 31, 2007 and 2006, these expenses decreased $653,000, or 16.5%, to $3.3 million in fiscal year 2007, from $3.9 million in fiscal year 2006. This decrease was primarily due to reduced bad debt expense on the Hotels as a result of improved receivable collections in fiscal year 2007 and reduced professional fees as a result of costs incurred during fiscal year 2006 relating to the filing of amendments of certain of the Trust’s filings with the Securities and Exchange Commission.

Total operating expenses for the twelve months ended January 31, 2007 were $20.3 million, a decrease of approximately $624,000, or 3.0%, from $20.9 million in the twelve months ended January 31, 2006. The decrease was primarily due to reduced general and administrative expenses as discussed above.

Total interest expense for the twelve months ended January 31, 2007 was $1.8 million, a decrease of $93,000, or 4.9%, from $1.9 million in the twelve months ended January 31, 2006. Interest on mortgage notes payable for the twelve months ended January 31, 2007 was $1.7 million, a decrease of $143,000, or 7.7%, from $1.8 million in the twelve months ended January 31, 2006. The decrease is primarily due to interest incurred on the mortgage note payable secured by the Phoenix, Arizona property during the period of fiscal year 2006 before its disposition. Interest on notes payable to related parties increased $33,000, or over 100%, to $50,000 from $17,000 during the years ended January 31, 2007 and 2006, respectively. The increase is primarily due to increased borrowings on the Trust’s line of credit with Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth.

Real estate and personal property taxes, insurance and ground rent decreased $119,000, or 9.4%, to $1.1 million in the twelve months ended January 31, 2007. Real estate and personal property taxes and property insurance decreased due to expenses relating to the Phoenix, Arizona property during the period of fiscal year 2006 before its disposition and decreased insurance expense on the Tucson St. Mary’s property.

Hotel property depreciation for the twelve months ended January 31, 2006 compared to 2005 decreased approximately $86,000, or 4.0%, to $2.0 million from $2.1 million, respectively. The decrease was primarily due to the disposition of the furniture, fixtures and equipment previously used at the San Diego, California location, which were not sold as part of the sale of the San Diego property in fiscal year 2005 but were sold for $160,000 in fiscal year 2007, and the furniture, fixtures and equipment purchased with the Albuquerque, New Mexico hotel reaching the end of its useful life during the last half of fiscal year 2006.

The Trust had other income of $60,000 for the twelve months ended January 31, 2006 relating to insurance proceeds received by the Ontario, California hotel.  There was no such income during the twelve months ended January 31, 2007.

The Trust had a loss before minority interest and income taxes of $159,000 for the twelve months ended January 31, 2007, compared to income of $349,000 in the prior year. After deducting the loss allocated to the minority interest of $429,000 and taxes of $316,000, the Trust had net loss attributable to Shares of Beneficial Interest of approximately ($46,000) for fiscal year 2007. This represented a decrease of approximately $588,000 in net income (loss) attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2007 and 2006. Basic net loss per share was ($0.01) for the twelve months ended January 31, 2007, compared to basic net income per share of $0.06 for 2006.

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

The Trust’s overall results in 2006 were positively affected by the disposition of certain of its underperforming properties in the two prior fiscal years and the improved operating results of the remaining hotel properties due to the continued strengthening of the travel industry.

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

Real estate and personal property taxes, insurance and ground rent decreased $71,000, or 5.3%, to $1.3 million in the twelve months ended January 31, 2006. Real estate and personal property taxes and property insurance decreased due to the sale of the Phoenix, Arizona property during the second quarter of fiscal year 2006, which resulted in a decrease of $64,000.

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

We anticipate that better overall economic conditions will result in increased business and leisure travel and support higher room rates, and therefore higher operating margins. Challenges in fiscal year 2008 are expected to include continued competition for group business in the markets in which we operate and the Trust’s ability to increase room rates while maintaining market share.

Net cash provided by operating activities totaled $2.0 million, $878,000, and $660,000 for the years ended January 31, 2007, 2006 and 2005, respectively. The increases during the three-year period were primarily due to increased operating income due to better hotel performance.

Net cash (used in) provided by investing activities totaled $(1.2) million, $(65,000), and $8.0 million for the years ended January 31, 2007, 2006 and 2005, respectively. The decrease in 2007 as compared to 2006 was a result of the proceeds from the disposition of the Phoenix, AZ hotel in fiscal year 2006. The decrease in 2006 as compared to 2005 was due to fewer dispositions during fiscal year 2006.

Net cash used in financing activities totaled $(607,000), $(780,000), and $(8.6) million for the years ended January 31, 2007, 2006 and 2005, respectively. The decrease in 2006 as compared to 2005 was primarily due to the San Diego mortgage payoff in fiscal year 2005.

The Trust received $160,000 in proceeds from the sale of the furniture, fixtures and equipment at the San Diego, California property. The Trust did not sell these items as part of the sale of the hotel during fiscal year 2005.

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

As of January 31, 2007, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

The Trust is obligated under loan agreements relating to four of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. These accounts are restricted by the mortgage lenders. As of January 31, 2007, $128,284 was held in these accounts and is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” The accounts are required to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the twelve months ended January 31, 2007 and 2006, the Hotels spent approximately $1.5 million and $1.2 million, respectively, for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Trust plans to spend approximately $730,000 for capital expenditures in fiscal year 2008. The Hotels also spent approximately $1.5 and $1.4 million during fiscal years 2007 and 2006, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

The Trust has minimum debt payments of $1.1 million and $2.8 million due during fiscal years 2008 and 2009, respectively. On February 23, 2007, Tucson St. Mary’s Suite Hospitality, an entity owned by the Partnership, established a $2 million non-revolving line of credit. The unpaid principal balance bears interest at the prime rate, as published in the Wall Street Journal, plus 0.75% (currently 9.00%) and is secured by a second mortgage on the Tucson St. Mary’s Hotel. The line of credit matures on February 23, 2008. As of April 30, 2007, $1.5 million was drawn on the line of credit and used to pay down debt and to pay for renovations to that Hotel. The Trust believes it can satisfy its remaining obligations during fiscal years 2008 and 2009 using revenue generated by the Hotels’ operations.

Management believes that cash on hand, future cash receipts from operations, and borrowings from affiliates in fiscal year 2008 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months.

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

FUTURE POSITIONING

The Board of Trustees is exploring potential strategic alternatives, including the possibility of selling some or all of the Hotels. In addition, the Trust has been informed by Mr. Wirth that one of the four hotels owned by his affiliates for which the Trust provides management and trademark licensing services has been listed for sale with a real estate broker and that the three remaining hotels owned by his affiliates may also be listed for sale. If any or all of these properties were sold, the Trust’s future management and/or licensing fees could be reduced if the purchaser did not continue to retain InnSuites Hotels to provide those services. In the past, when the Trust has sold hotel properties to unrelated third parties, the Trust has continued to provide management and/or trademark licensing services after a sale, although there can be no assurance that the Trust will be able to successfully do so in the future.

Management believes that the market value of each of the Trust’s Hotels exceeds that Hotel’s net book value and outstanding debt, and the Trust intends to sell a Hotel only if the sale price were to exceed the Hotel’s net book value and outstanding debt. Such a sale would result in a profit to the extent the sale price exceeded the net book value and cash flow to the extent the sale price exceeded the outstanding debt. The cash generated from any Hotel sales will be used initially to reduce the Trust’s outstanding debt.

The Trust will list its Yuma, Arizona Hotel for sale with a real estate broker in May 2007. The Trust can provide no assurances that it will be able to sell the Yuma, Arizona Hotel or any of its other Hotels or that, if the Trust did sell a Hotel, that it would be able to sell the Hotel at the advertised listing price. In addition, in connection with any real estate sales the Trust will incur real estate commissions and other closing costs.

Management continues to explore the condo-hotel concept as an opportunity for the Trust.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During fiscal year 2007, the Trust acquired 134,865 Shares of Beneficial Interest in open market transactions at an average price of $1.35 per share and 6,427 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.38. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, the Trust does not have any off-balance sheet financing arrangements or liabilities. The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounting Matters” below for a discussion of accounting interpretations with respect to variable interest entities and the impact of such interpretations on the Trust.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at January 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

Mortgage notes payable, notes payable to banks, other notes payable and notes and advances payable to related parties	$20,937,044	$1,067,036	$7,741,722	$1,842,886	$10,285,400

Operating leases	6,795,212	198,133	396,266	396,266	5,984,547

TOTAL	$27,912,256	$1,265,169	$8,137,988	$2,239,152	$16,269,947

The Trust expects to incur interest expense in relation to the notes included in the above table as summarized below:

TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	THEREAFTER

$6,482,183	$1,754,436	$2,789,863	$1,227,532	$710,352

InnSuites Hotels has entered into franchise arrangements with Best Western International, a third party, for four of the Hotels. These agreements provide for fees to be paid by InnSuites Hotels based on revenues and reservations received, and contain no minimum payment provisions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Trust believes that the policies it follows for the valuation of its hotel properties, which constitute the majority of Trust assets, are its most critical policies. The Trust applies SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, the Trust reviews the carrying value of its hotel properties both held for use and held for sale. The Trust will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and/or a current appraisal of the property do not support its carrying value. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for use, it will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell. The Trust did not recognize impairment expense in fiscal years 2007, 2006 or 2005. As of January 31, 2007, the Trust management does not believe that the carrying values of any of its hotel properties are impaired.

ACCOUNTING MATTERS

In December 2004, SFAS No. 123 (revised 2004), “Share Based Payment,” was issued. This Statement is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for accounting for transactions in which an entity exchanges its equity securities for goods and services. The Trust adopted this Statement during fiscal year 2006. The Trust adopted SFAS 123R using the modified prospective method. The adoption of this Statement had no effect on the Trust’s results of operations in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” which is effective for fiscal years beginning after June 15, 2005. SFAS No. 153 replaces APB Opinion No. 29’s exceptions to recording these transfers at fair value. SFAS No. 153 is not expected to have a material impact on the Trust’s financial statements or results of operations.

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

After June 8, 2004, consolidation of the financial results of the Management Company and Licensing Corp. is no longer required by FIN 46R since InnSuites Hotels acquired the management contracts and licensing agreements from the Management Company on that date. See Note 22 to the Trust’s Consolidated Financial Statements - “Purchase of Management and Licensing Contracts.”

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Trust’s financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Trust’s fiscal year ending January 31, 2008. The Trust is currently evaluating the impact FIN No. 48 will have on the Trust’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Trust’s fiscal year ending January 31, 2009. The Trust is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Trust does not have any defined benefit postretirement plans, and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Trust’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Trust on February 1, 2008. The Trust is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.

In June 2006, the FASB issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)” which permits entities to present certain taxes assessed by a governmental authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority but may choose to do so. EITF issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Trust reports it revenue net of sales taxes. Management plans to continue to report revenue net of sales tax.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “will be,” “should be,” “looking ahead” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s plans and expectations regarding future sales of hotel properties or condo-hotel conversions; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect the Trust’s current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels which may cause the actual results of the Trust to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates which may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in governmental regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in the Trust’s financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategies;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters;
•	loss of key personnel;
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

	Fiscal
Debt Type	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt (1)	$958,139	1,979,181	1,029,124	1,086,687	756,199	10,285,400	16,094,730	16,589,474

Average interest rate	8.23%	8.23%	8.31%	8.30%	8.27%	8.26%	8.27%	8.25%

Variable rate debt (1)	$108,897	868,491	3,864,926	—	—	—	4,842,314	4,880,271

Interest rate available on January 31, 2007	9.50%	9.50%	9.50%	—	—	—	9.50%	9.50%

(1)	The fair value of fixed rate debt and variable rate debt were determined based on current rates offered for fixed rate debt and variable rate LIBOR debt with similar risks and maturities.

The table incorporates only those exposures that exist as of January 31, 2007 and does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Trust’s interest rate fluctuations will depend on the exposures that arise during any particular period and future interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, Arizona:

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiaries at January 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedules III and IV are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Moss Adams LLP
Scottsdale, Arizona

May 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, Arizona:

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries as of January 31, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2006, and the results of their operations and their cash flows for the each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona
April 24, 2006

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$202,691	$34,251
Restricted Cash	128,284	226,294
Accounts Receivable, including $0 and $14,828 from related parties, net of Allowance for Doubtful Accounts of $115,000 and $112,000, respectively	752,232	531,961
Prepaid Expenses and Other Current Assets	485,636	494,829
Total Current Assets	1,568,843	1,287,335
Hotel Properties, net	29,654,942	30,215,391
Deferred Finance Costs, Long-Term Portion	140,245	175,645
Deposits, Long-Term	14,987	14,987
Deferred Income Tax Benefit	—	259,000
TOTAL ASSETS	$31,379,017	$31,952,358

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses, including $518,206 and $95,418 accrued interest and payables to related parties as of January 31, 2007 and 2006, respectively	$2,970,080	$2,594,733
Notes Payable to Banks	749,777	500,000
Current Portion of Mortgage Notes Payable	926,464	879,265
Current Portion of Other Notes Payable	109,486	121,558
Current Portion of Notes Payable to Related Parties	31,086	428,989
Total Current Liabilities	4,786,893	4,524,545
Mortgage Notes Payable	17,939,187	19,029,612
Notes Payable to Related Parties	1,054,631	85,717
Other Notes Payable	126,413	206,424

TOTAL LIABILITIES	23,907,124	23,846,298

MINORITY INTEREST IN PARTNERSHIP	930,192	1,388,132

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,195,856 and 9,145,365 shares issued and outstanding at January 31, 2007 and 2006, respectively	17,030,891	17,155,106
Treasury Stock, 7,536,970 and 7,494,578 shares held at January 31, 2007 and 2006, respectively	(10,489,190)	(10,437,178)
TOTAL SHAREHOLDERS’ EQUITY	6,541,701	6,717,928
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,379,017	$31,952,358

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
	2007	2006	2005
REVENUE
Room	$16,057,900	$16,029,694	$17,729,550
Food and Beverage	1,273,608	1,122,191	1,238,808
Telecommunications	38,163	56,804	99,894
Other	396,535	462,462	736,873
Management and Trademark Fees, including $350,233, $209,862 and $115,105 from related parties for 2007, 2006 and 2005, respectively	461,579	382,260	278,888
Payroll Reimbursements, including $3,057,136, $2,471,324 and $2,191,474 from related parties for 2007, 2006 and 2005, respectively	3,562,849	3,195,428	2,791,174

TOTAL REVENUE	21,790,634	21,248,839	22,875,187

OPERATING EXPENSES
Room	4,110,342	4,222,369	5,010,738
Food and Beverage	1,123,206	1,168,246	1,226,074
Telecommunications	106,438	153,313	226,559
General and Administrative	3,295,554	3,948,539	4,445,613
Sales and Marketing	1,299,082	1,362,805	1,642,232
Repairs and Maintenance	1,471,239	1,427,470	1,387,407
Hospitality	771,701	697,625	827,166
Utilities	1,224,063	1,166,233	1,232,940
Hotel Property Depreciation	2,032,955	2,118,492	2,755,499
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,139,869	1,258,380	1,329,463
Other	138,268	180,590	221,969
Payroll Costs Related to Management Contracts	3,562,849	3,195,428	2,791,174

TOTAL OPERATING EXPENSES	20,275,566	20,899,490	23,096,834
OPERATING INCOME (LOSS)	1,515,068	349,349	(221,647)
Interest Income	3,431	2,134	7,517
Other Income	—	59,677	—
Gain on Disposition of Hotels and Property	138,751	1,847,425	5,113,540
TOTAL OTHER INCOME	142,182	1,909,236	5,121,057
Interest on Mortgage Notes Payable	1,704,169	1,846,801	2,089,708
Interest on Notes Payable to Banks	41,531	28,322	23,659
Interest on Notes Payable and Advances Payable to Related Parties	49,891	16,769	125,336
Interest on Other Notes Payable	20,780	17,205	20,878
TOTAL INTEREST EXPENSE	1,816,371	1,909,097	2,259,581
INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(159,121)	349,488	2,639,829
LESS MINORITY INTEREST	(428,855)	(267,265)	1,384,985
Income Tax Provision	(316,164)	(75,175)	(160,000)
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	(46,430)	541,578	1,094,844
CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE	—	—	(854,402)
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(46,430)	$541,578	$240,442
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE- Basic	$(0.01)	$0.06	$0.45
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - Basic	—	—	(0.35)
NET INCOME (LOSS) PER SHARE - Basic	$(0.01)	$0.06	$0.10
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	9,251,420	9,096,338	2,424,837
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE- Diluted	$(0.01)	$0.02	$0.45
NET LOSS FROM CUMULATIVE EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE - Diluted	—	—	(0.35)
NET INCOME (LOSS) PER SHARE - Diluted	$(0.01)	$0.02	$0.10
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	9,251,420	13,341,783	2,424,837
CASH DIVIDENDS PER SHARE	$.01	$.01	$.01
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

BALANCE, JANUARY 31, 2004	$(1,573,599)
Net Income Attributable to Shares of Beneficial Interest	240,442
Dividends	(23,220)
Purchase of Treasury Stock	(225,917)
Shares of Beneficial Interest issued for Services Received	49,280
Shares of Beneficial Interest issued to Satisfy Notes Payable to Related Parties	690,820
Shares of Beneficial Interest issued to Purchase Management and Licensing Contracts	155,000
Shares of Beneficial Interest issued to Satisfy Advances Payable to the Partnership	3,661,659
Shares of Beneficial Interest issued to Purchase Yuma Hospitality Minority Interest	2,766,515
Purchase of Yuma Hospitality Minority Interest Above Carrying Value	1,177,425
Purchase of Partnership Units Above Carrying Value	98,684
Reallocation of Minority Interest	(752,455)

BALANCE, JANUARY 31, 2005	6,264,634
Net Income Attributable to Shares of Beneficial Interest	541,578
Dividends	(91,450)
Purchase of Treasury Stock	(175,442)
Shares of Beneficial Interest issued for Services Received	37,888
Partnership Interest Acquired with Shares of Beneficial Interest	213,202
Reallocation of Minority Interest	(72,482)

BALANCE, JANUARY 31, 2006	$6,717,928
Net Loss Attributable to Shares of Beneficial Interest	(46,430)
Dividends	(93,302)
Purchase of Treasury Stock	(190,301)
Shares of Beneficial Interest issued for Services Received	134,055
Partnership Interest Acquired with Shares of Beneficial Interest	24,560
Reallocation of Minority Interest	(4,809)

BALANCE, JANUARY 31, 2007	$6,541,701

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEARS ENDED JANUARY 31,
	2007	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Shares of Beneficial Interest	$(46,430)	$541,578	$240,442
Adjustments to Reconcile Net Income (Loss) Attributable to Shares of Beneficial Interest to Net Cash Provided by Operating Activities:
Cumulative Effect of Adoption of Accounting Principle	—	—	854,402
Net Income from Variable Interest Entities	—	—	352,882
Issuance of Shares for Management and Licensing Contracts	—	—	155,000
Stock Compensation Expense	96,390	36,436	40,580
Provision for Uncollectible Receivables	146,340	354,165	377,465
Minority Interest	(428,855)	(267,265)	1,032,103
Hotel Property Depreciation	2,032,955	2,118,492	2,755,499
Deferred Income Taxes	259,000	(89,000)	(170,000)
(Gain) Loss on Disposal of Hotel Property	(135,791)	(1,834,080)	(4,999,797)
Amortization of Deferred Loan Fees	35,400	36,373	38,312
Changes in Assets and Liabilities:
Decrease (Increase) in Prepaid Expenses and Other Assets	9,193	(57,734)	311,781
(Increase) Decrease in Accounts Receivable	(358,106)	134,808	(439,814)
Increase in Purchase Deposit from Related Party	—	—	700,000
Increase (Decrease) in Accounts Payable and Accrued Expenses	404,507	(95,887)	(588,430)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,014,603	877,886	660,425

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds From Sale of Hotel Properties	160,000	1,190,192	9,377,138
Improvements and Additions to Hotel Properties	(1,496,715)	(1,272,259)	(1,308,008)
Change in Restricted Cash	98,010	17,311	(113,852)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,238,705)	(64,756)	7,955,278

CASH FLOW FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(1,043,226)	(931,386)	(6,087,771)
Payments on Notes Payable to Banks	(2,755,839)	(2,217,000)	(720,000)
Borrowings on Notes Payable to Banks	3,005,616	2,217,000	500,000
Repurchase of Partnership Units	(246)	(774)	(453,223)
Repurchase of Treasury Stock	(182,389)	(30,191)	(113,517)
Payment of Dividends	(93,302)	(91,450)	(23,220)
Distributions to Minority Interest Holders	—	—	(85,683)
Payments on Notes and Advances Payable to Related Parties	(28,989)	(35,806)	(1,740,299)
Borrowings on Notes and Advances Payable to Related Parties	600,000	400,000	198,000
Payments on Other Notes Payable	(109,083)	(90,615)	(88,647)

NET CASH USED IN FINANCING ACTIVITIES	(607,458)	(780,222)	(8,614,360)

NET INCREASE IN CASH AND CASH EQUIVALENTS	168,440	32,908	1,343

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,251	1,343	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$202,691	$34,251	$1,343

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) owns, as of January 31, 2007, directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate as InnSuites Hotels.

Prior to February 1, 2004, the Trust operated as a self-managed and self-administered “umbrella partnership real estate investment trust (“REIT”),” with operations through an operating partnership, RRF Limited Partnership, a Delaware limited partnership (the “Partnership”). Effective February 1, 2004, the Trust terminated its election to be taxed as a REIT. The Trust is the sole general partner of the Partnership and owned 69.89% and 69.14% of the Partnership as of January 31, 2007 and 2006, respectively. The Trust’s weighted average ownership for the years ended January 31, 2007, 2006, and 2005 was 69.56%, 67.87% and 57.00%, respectively. The Partnership owns four of the hotel properties and incurs the related expenses. The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005. Prior to May 1, 2004, the Hotels were leased to InnSuites Hotels, Inc. (“InnSuites Hotels”), a wholly-owned subsidiary of the Trust. Subsequent to May 1, 2004, the Trust and the Partnership operate the Hotels owned by each of them. Prior to June 8, 2004, InnSuites Hotels held the franchise agreement for each Hotel and contracted with Suite Hospitality Management, Inc. (the “Management Company”) for certain property management services and employment services. Until July 2, 2003, the Management Company was owned 9.8% by the James F. Wirth (“Mr. Wirth”), Chairman, President and Chief Executive Officer of the Trust. On June 8, 2004, the Trust purchased the “InnSuites” trademarks and tradenames and related licensing agreements and acquired the management agreements with the Management Company. See Note 22 - “Purchase of Management and Licensing Contracts.”

As of January 31, 2007, InnSuites Hotels provides hotel management services to the Hotels, as well as four hotels featuring 544 suites owned by affiliates of Mr. Wirth. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations. All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation. InnSuites Hotels received 2.5% of gross revenue from the hotels owned by the Partnership and the Trust in exchange for management services during fiscal years 2007 and 2006, and 2.0% of room revenue during fiscal year 2005. During fiscal year 2007 and the second half of fiscal year 2006, InnSuites Hotels also received an accounting fee between $1,000 and $2,000 per month under these agreements. These agreements expire on January 31, 2008. InnSuites Hotels received between 1% and 2% of room revenue from the hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal years 2006 and 2005 and between $1,000 and $2,000 per month for accounting services during fiscal year 2006. These agreements required that these hotels pay 2% of room revenue, unless these hotels failed to reach 80% of their budgeted profit, at which point the fees were reduced to 1% of room revenue. During fiscal year 2007, these management fees were fixed at 2.0% of room revenue plus $2,000 per month for accounting services. Effective February 1, 2007, the management fees are fixed at 2.5% of room revenue. These agreements have no expiration date and may be cancelled by either party with 90-days notice or 30-days notice in the event the property changes ownership. InnSuites Hotels received 5% of total revenue from an unrelated hotel in San Diego, California in exchange for management services during fiscal years 2007, 2006and 2005. This agreement was cancelled by the hotel owners effective September 20, 2006.

As of January 31, 2007, InnSuites Hotels owns the “InnSuites” trademark and holds trademark agreements with the Hotels, as well as four hotels featuring 544 suites owned by affiliates of Mr. Wirth and one unrelated hotel property featuring 175 suites. InnSuites Hotels received 1.25% (2.5% for the hotel which does not carry a third-party franchise) of total revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal year 2006 and 1.0% (2.0% for the hotel without a third-party franchise) during fiscal year 2005. The revenue and expenses related to these contracts have been eliminated in consolidation. These agreements have no expiration date. InnSuites Hotels received between 1% and 2% of room revenue from the Hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal years 2006 and 2005. These agreements required that these hotels pay 2% of room revenue, unless these hotels failed to reach 80% of their budgeted profit, at which point the fees were reduced to 1% of room revenue. During fiscal year 2007, these fees were fixed at 1.25% of room revenue. Effective February 1, 2007, the fees are fixed at 1.25% for the two hotels owned by affiliates of Mr. Wirth which carry a third party franchise and 2.0% for the two hotels which do not carry a third-party franchise. These agreements have no expiration date and may be cancelled by either party with 12-months notice or 90-days notice in the event the property changes ownership. InnSuites Hotels received 2% of total revenue from the unrelated hotel in San Diego, California in exchange for trademark licensing services during fiscal years 2007, 2006 and 2005. This agreement was cancelled by the hotel owners effective September 20, 2006. InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for trademark licensing services during fiscal years 2007, 2006 and 2005. This agreement has no expiration date and may be cancelled by either party with 30-days notice.

As a REIT, through January 31, 2004, the Trust was prohibited from operating its properties other than through an independent management company or a taxable REIT subsidiary. On June 8, 2004, the management agreements of the Management Company were purchased by the Trust and the Trust began managing the Hotels, certain hotels owned by Mr. Wirth and an unrelated hotel. See Note 22 - “Purchase of Management and Licensing Contracts.”

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B. Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit shall be convertible into one newly-issued Share of Beneficial Interest of the Trust, at any time at the option of the particular limited partner. The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion. As of January 31, 2007 and 2006, 570,067 and 669,617 Class A limited partnership units were issued and outstanding representing 4.3% and 5.1%, respectively, of the total partnership units. Additionally, as of January 31, 2007 and 2006, 3,407,938 and 3,407,938, respectively, Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 25.8% as of January 31, 2007 and 2006, of the total partnership units. If all of the Class A and B limited partnership units were converted as of January 31, 2007, the limited partners in the Partnership would receive 3,978,005 Shares of Beneficial Interest of the Trust. As of January 31, 2007 and 2006, the Trust owns 9,233,512 and 9,133,962 general partner units in the Partnership, representing 69.89% and 69.14%, respectively, of the total partnership units. The Trust purchased 6,667, 51,300 and 532,077 Partnership units during the years ended January 31, 2007, 2006 and 2005 at an average price of  $1.40, $1.61 and $2.17 per unit, respectively.

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

RECLASSIFICATIONS
Certain reclassifications have been made to the cash flow statement to conform to current year presentation. This change has no affect on operations.

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

The Trust adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in accounting for its hotel properties effective the beginning of fiscal year 2003 and previously applied SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” in accounting for its hotel properties in fiscal year 2002. The adoption of SFAS No. 144 had no significant effect on the financial statements.

Management applies SFAS No. 144 to determine when it is required to test an asset for recoverability of its carrying value. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets. Fair value is determined by the most current third-party property appraisal, which was performed in fiscal year 2005. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no additional impairment of long-lived assets exists during fiscal years 2005, 2006 and 2007.

During fiscal years 2006 and 2005, events and circumstances indicated that one of the Trust’s properties held in use should be evaluated for impairment. However, the Trust’s estimated future undiscounted cash flows and the third-party appraisal of the property obtained in fiscal year 2005 both indicated that the value of the property exceeded its carrying value. However, it is possible that future changes in the economic climate or real estate markets may adversely impact the fair values of the hotel properties, resulting in the need for the Trust to recognize an impairment expense to adjust the carrying value of those properties to their fair values.

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

RESTRICTED CASH

Restricted cash consists of amounts held in reserve by lenders to pay property taxes and fund capital improvements to the properties.

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees, and other revenue are recognized as earned as services are provided and items are sold. Payroll reimbursements are recorded as personnel services are provided and are not netted with the corresponding payroll expense. Sales taxes collected are excluded from gross revenues.

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

The amounts charged to the allowance for doubtful accounts are as follows for the years ended January 31:

	Balance at the
	Beginning of	Charged to		Balance at the
Year	Year	Expense	Deductions	End of Year
2005	$106,773	$377,465	$(206,145)	$278,093
2006	278,093	354,165	(519,835)	112,423
2007	112,423	146,340	(143,793)	114,970

STOCK-BASED COMPENSATION

Prior to February 1, 2006, the Trust applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma net income (loss) disclosures for employee stock-based compensation grants as if the fair-value-based method defined in SFAS No. 123R, “Share Based Payment,” had been applied. In accordance with APB Opinion No. 25, stock-based compensation expense is recorded in the statement of operations over the vesting period only if the current estimated market price on the underlying stock on the date an option is granted exceeds the exercise price. The Trust adopted SFAS 123R during fiscal year 2006. The Trust adopted SFAS 123R using the modified prospective method. The adoption of this Statement had no effect on the Trust’s results of operations in 2006.

No compensation cost has been recognized for options granted to employees for the years ended January 31, 2007, 2006 and 2005. The following pro forma information presents pro forma net loss information as if compensation expense had been recognized for stock-based compensation as determined under the fair-value-based method prescribed by SFAS No. 123R using the Black-Scholes options pricing model:

2005
Net income:	$240,442

Plus:
Stock compensation recorded in the statements of operations	49,280
Minus:
Total stock-based compensation expense as defined under the fair value method	(49,280)

Pro forma stock compensation expense	—

Pro forma	$240,442

Net income per share - basic
As reported	$0.10

Pro forma	$0.10

No stock options were issued during the fiscal years ended January 31, 2007, 2006 and 2005. During the second quarter of fiscal year 2006, the Trust accepted the voluntary surrender of all outstanding stock options. The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the American Stock Exchange. The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future. As of January 31, 2007, the Trust has no stock options outstanding.

During the year ended January 31, 2007, the Trust granted restricted stock awards.  All were fully vested in  fiscal year 2007 resulting in stock based compensation expense of $96,390 net of amounts reimbursed through the payroll reimbursement under the management contracts of $8,505 and amounts accrued as bonuses at January 31, 2006 of $29,160.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2006	—	—
Granted	99,300	$1.35
Vested	(99,300)	$1.35
Forfeited	—	—
Balance of unvested awards at January 31, 2007	—	—

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

Subsequent to February 1, 2004, the Trust became subject to federal and state corporate income tax and accounts for deferred taxes utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it was determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2007, 2006 and 2005, the Trust paid dividends of $0.01 per share in the fourth quarter of each year. The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

MINORITY INTEREST

The Trust accounts for minority interest in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-2 “Treatment of Minority Interests in Certain Real Estate Investments” and EITF Issue No. 95-7 “Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Investment Trusts.”

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

For the twelve months ended January 31, 2007, 2006 and 2005, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 4,021,840, 4,245,445 and 5,680,962 in addition to the basic shares outstanding for fiscal year 2007, 2006 and 2005, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units were anti-dilutive during fiscal years 2007 and 2005 due to the fact that the conversion of these units would result in decreased loss per share and increased earnings per share for the two years respectively. Therefore, they have not been included in the number of issued and outstanding Shares of Beneficial Interest used in the calculation of diluted earnings per share for that year.

For the twelve months ended January 31, 2005, 232,600 stock options were not included in the computation of diluted earnings per share as their inclusion would have had an antidilutive effect because of the fact that the option exercise prices are greater than the average market price of the Trust’s Shares of Beneficial Interest. As of January 31, 2007, there are no stock options outstanding.

The following is a reconciliation of basic earnings per share to diluted earnings per share:

	For the Twelve Months Ended January 31,
	2007	2006	2005
Income (Loss) attributable to Shares of Beneficial Interest	$(46,430)	$ 541,578	$ 240,442
Plus: Income (Loss) attributable to minority interest unit holders	—	(267,265)	1,384,985
Income attributable to Shares of Beneficial Interest after unit conversion	$(46,430)	$ 274,313	$ 1,625,427

Weighted average common shares outstanding, basic	9,251,420	9,096,338	2,424,837
Plus: Weighted average incremental shares resulting from unit conversion	—	4,245,445	—
Weighted average common shares outstanding after unit conversion	9,251,420	13,341,783	2,424,837

Diluted Earnings Per Share	$(0.01)	$ 0.02	$ 0.10

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Due to their short maturities, cash and cash equivalents are carried at cost, which reasonably approximates fair value.

The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities. The carrying value of accounts payable and accrued expenses and other notes payable approximates fair value, due to their short-term nature. See Note 16 - “Fair Value of Financial Instruments.”

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle (unless a different method is prescribed by the new standard) and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Trust’s financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Trust’s fiscal year ending January 31, 2008. The Trust is currently evaluating the impact FIN No. 48 will have on the Trust’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Trust’s fiscal year ending January 31, 2009. The Trust is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Trust does not have any defined benefit postretirement plans, and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Trust’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Trust on February 1, 2008. The Trust is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.

In June 2006, the FASB issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation)” which permits entities to present certain taxes assessed by a governmental authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority but may choose to do so. EITF issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Trust reports it revenue net of sales taxes. Management plans to continue to report revenue net of sales tax.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that owns five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred. Advertising expense totaled approximately $823,000, $755,000 and $785,000 for the years ended January 31, 2007, 2006, and 2005, respectively.

3. HOTEL PROPERTIES

As of January 31 of the respective years, hotel properties, and hotel properties held for sale, consisted of the following:

	2007	2006
Land	$2,824,520	$2,824,520
Building and improvements	34,101,584	33,520,145
Furniture, fixtures and equipment	7,413,834	7,213,866

Total hotel properties	44,339,938	43,558,531
Less accumulated depreciation	(14,684,996)	(13,343,140)

Hotel properties, net	$29,654,942	$30,215,391

4. ACQUISITIONS

During the second quarter of fiscal year 2005, the Trust acquired the management and licensing agreements. See Note 22 - “Purchase of Management and Licensing Contracts.”

5. PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at face value and expect to be consumed within one year. Prepaid expenses and other current assets consisted of the following:

	January 31,
	2007	2006
Prepaid Insurance	$125,108	121,964
Deferred Financing Costs, Current Portion	35,683	35,683
Tax and Insurance Escrow	310,159	320,017
Other Prepaid Expenses and Current Assets	14,686	17,165
Total Prepaid Expenses and Current Assets	$485,636	494,829

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The carrying value of accounts payable and accrued expenses approximates fair value, due to their short-term nature. The carrying value of accounts payable and accrued liabilities was $2.97 million and $2.60 million at January 31, 2007 and 2006 respectively. Accounts payable and accrued liabilities consisted of the following:

	January 31,
	2007	2006
Accounts Payable	$845,413	863,723
Accrued Salaries and Wages	503,447	368,288
Accrued Vacation	208,706	188,965
Sales Tax Payable	240,468	169,702
Accrued Interest Payable	95,550	102,363
Advanced Customer Deposits	46,248	33,637
Income Tax Liability	31,805	240,671
Accrued Property Taxes	266,619	282,043
Accrued Land Lease	106,393	97,750
Accrued Other	113,745	189,149
Advances From Related Parties, net	511,686	58,442
Total Accounts Payable and Accrued Liabilities	$2,970,080	2,594,733

7. MORTGAGE NOTES PAYABLE

At January 31, 2007, the Trust had mortgage notes payable outstanding with respect to each of the Hotels. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from July 29, 2009 to May 1, 2016. Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2007, 2006 and 2005 were 8.56%, 8.21% and 8.03%, respectively.

The following table summarizes the Trust’s mortgage notes payable as of January 31:

	2007	2006
Mortgage note payable, due in variable monthly installments ($41,521 as of January 31, 2007), including interest at prime rate plus 1.0% per year (9.5% as of January 31, 2007), through July 29, 2009, secured by the Tucson St. Mary’s property with a carrying value of $9.3 million at January 31, 2007.	$4,092,537	$4,191,981

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through May 1, 2016, secured by the Tucson Oracle property with a carrying value of $5.1 million at January 31, 2007.	3,837,263	4,103,465

Mortgage note payable, due in monthly installments of $71,141, including interest at 8.28% per year, through May 11, 2011, secured by the Ontario property with a carrying value of $6.8 million at January 31, 2007.	8,297,893	8,448,212

Mortgage note payable, due in monthly installments of $15,858, including interest at 8.875% per year, through September 1, 2015, secured by the Albuquerque property with a carrying value of $1.7 million at January 31, 2007.	1,147,738	1,232,062

Mortgage note payable, due in monthly installments of $41,168, including interest at 9.25% per year, through August 1, 2011, secured by the Yuma property with a carrying value of $6.4 million at January 31, 2007.	1,490,220	1,933,157

Totals	$18,865,651	$19,908,877

Mr. Wirth and certain of his affiliates have guaranteed $1,745,110 and $1,966,579 of the mortgage notes payable as of January 31, 2007 and 2006, respectively. The net book value of the properties securing these mortgage notes payable at January 31, 2007 and 2006 was $15,776,000 and $15,862,000, respectively. See Note 11 - “Minimum Debt Payments” for scheduled minimum payments.

8. NOTES PAYABLE TO BANKS

On July 21, 2004, the Trust obtained a bank line of credit secured by a security agreement, business loan agreement and commercial guaranty of the Partnership all dated July 21, 2004. As of January 31, 2006, the Trust had drawn the entire $500,000 available under the line of credit. The Trust satisfied the line with a new bank line of credit on August 18, 2006.

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.75% as of January 31, 2007), with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. The line of credit matures on February 18, 2008. As of January 31, 2007 the Trust had drawn $749,777 of the funds available under the line of credit.

9. NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase additional general partnership units in the Partnership and to fund working capital and capital improvement needs. The aggregate amounts outstanding to related parties were approximately $1.1 million and $515,000 as of January 31, 2007 and 2006, respectively. The notes and advances payable to related parties are as follows as of January 31 of the respective years:

	2007	2006

Line of credit payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, unsecured and bearing interest at 7% per annum. Due in one installment of accrued interest and unpaid principal on March 1, 2008.	$1,000,000	$—

Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	41,985	54,929

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	15,280	20,886

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	15,280	20,886

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	13,172	18,005

Note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, unsecured and bearing interest at 7% per annum. Satisfied in full during fiscal year 2007 with proceeds from the line of credit with Rare Earth Financial.	—	400,000

Totals	$1,085,717	$514,706

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

As of February 2, 2004, J. R. Chase, the sole stockholder of the Management Company, agreed to transfer 32,363 Shares of Beneficial Interest in the Trust to the Management Company in order to facilitate the Management Company’s acquisition of Licensing Corp. from Mr. Wirth. In consideration of the transfer of those Shares, the Management Company agreed to pay Mr. Chase $72,817. The Management Company fully satisfied this obligation during June 2004. See Note 22, “Purchase of Management and Licensing Contracts.”

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

During the third quarter of fiscal year 2006, the Partnership issued a promissory note in the amount of $400,000 to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. The full unpaid principal and accrued interest was due in one installment on April 15, 2006. This note was paid off during fiscal year 2007 using a new line of credit with Rare Earth Financial, L.L.C.

During the first quarter of fiscal year 2007, the Partnership established a $700,000 subordinated line of credit with Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth. The line of credit is secured by 49% of the Partnership’s interest in its Tucson St. Mary’s hotel property, and is subordinated to the Trust’s commercial bank line of credit. Outstanding borrowings under the line of credit will bear interest at 7.0% per year. The Trust borrowed $400,000 under the line of credit during the first quarter of fiscal year 2007 in order to refinance an outstanding promissory note payable to Rare Earth Financial. During the fourth quarter of fiscal year 2007, the line of credit limit was increased to $1.0 million. As of January 31, 2007, $1.0 million was outstanding on the line of credit.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $45,644, $8,905 and $443,959 for the twelve months ended January 31, 2007, 2006 and 2005, respectively. The Trust incurred interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $42,782, $10,856 and $122,314 for the twelve months ended January 31, 2007, 2006 and 2005, respectively.

10. OTHER NOTES PAYABLE

As of January 31, 2007, the Trust had $235,899 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 187,008 Class A limited partnership units in the Partnership and the repurchase of 91,222 Shares of Beneficial Interest in privately negotiated transactions. The promissory notes bear interest at 7% per year and are due in varying monthly payments through March 2011. The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes. As of January 31, 2006, the Trust had $327,982 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 207,850 Class A limited partnership units in the Partnership and the repurchase of 84,312 Shares of Beneficial Interest in privately negotiated transactions.

11. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2007 are as follows in the respective fiscal years indicated:

FISCAL YEAR ENDED	RELATED PARTIES	MORTGAGES	OTHER NOTES PAYABLE	TOTAL
2008	$31,086	$926,464	$109,486	$1,067,036
2009	1,033,333	1,007,403	806,936	2,847,672
2010	21,298	4,834,138	37,614	4,894,050
2011	—	1,057,051	29,636	1,086,687
2012	—	754,195	2,004	756,199
Thereafter	—	10,285,400	—	10,285,400

	$1,085,717	$18,865,651	$985,676	$20,937,044

12. DESCRIPTION OF CAPITAL STOCK

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During fiscal year 2007, the Trust acquired 134,865 Shares of Beneficial Interest in open market transactions at an average price of $1.35 per share and 6,427 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.38. During fiscal year 2006, the Trust acquired 20,100 Shares of Beneficial Interest in open market transactions at an average price of $1.34 per share and 112,253 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.32. During fiscal year 2005, the Trust acquired 130,717 Shares of Beneficial Interest in open market and privately negotiated transactions at an average price of $1.73 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust is authorized to repurchase an additional 66,153 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

For the years ended January 31, 2007, 2006 and 2005, the Trust repurchased 141,292, 132,353 and 130,717 Shares of Beneficial Interest at an average price of $1.35, $1.33 and $1.73 per share, respectively. Repurchased Shares of Beneficial Interest are accounted for as treasury stock at its cost in the Trust’s Consolidated Statements of Shareholders’ Equity (Deficit).

13. FEDERAL INCOME TAXES

The Trust and subsidiaries have an income tax net operating loss carryforward of approximately $11.4 million at January 31, 2007.  The quarterly allocation of cash dividends paid per Share of Beneficial Interest and the characterization of dividends as either ordinary income or return of capital for an individual shareholder’s income tax purposes were as follows:

	CALENDAR 2006			CALENDAR 2005			CALENDAR 2004
Month Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid	Ordinary Income	Return of Capital	Total Paid
January	—	$.01	$.01	—	$.01	$.01	—	$.02	$.02
May	—	—	—	—	—	—	—	—	—
July	—	—	—	—	—	—	—	—	—
October	—	—	—	—	—	—	—	—	—
Total	—	$.01	$.01	—	$.01	$.01	—	$.02	$.02

The tax status of distributions to shareholders in calendar 2007 will be dependent on the level of the Trust’s earnings in that year. If certain changes in the Trust’s ownership should occur, there could be an annual limitation on the amount of carryforwards that can be utilized, which could potentially impair the ability to utilize the full amount of the carryforwards.

On January 31, 2005 the Trust underwent an ownership change under Internal Revenue Code section 382. As a result the utilization of future NOLs will be limited to $452,000 annually (accumulative if not used) plus any realized "built in gains." The Trust estimates built in gains exceeded the total NOL carryforward at the change date. However, unless built in gains are realized prior to January 31, 2010 there will be a limitation on the amount of carryforwards that can be utilized. Therfore, the ability to utilize the full amount of the carryforwards could be permanently impaired.

The total dividends per Share of Beneficial Interest applicable to operating results for the years ended January 31, 2007, 2006 and 2005, amounted to $0.01 per share, $0.01 per share and $0.01 per share, respectively.

The Trust and subsidiaries have federal and state net operating loss carryforwards which are estimated to expire as follows at January 31, 2007:

	Amount
Year	Federal	State

2008	$—	$ 197,657
2009	—	1,143,958
2012	2,468,326	46,602
2019	1,163,799	93,962
2020	1,979,025	—
2021	250,847	—
2022	1,580,590	—
2023	1,671,294	—
2024	2,302,410	—

	$11,416,291	$1,482,179

Total and net deferred income tax assets at January 31,	2007	2006
Net operating loss carryforwards	$3,944,000	$5,600,000
Bad debt allowance	31,000	50,000
Alternative minimum tax credit	43,000	—
Total deferred income tax assets	4,018,000	5,650,000

Deferred income tax liability associated with book/tax differences in hotel properties	(2,791,000)	(2,900,000)
Net deferred income tax asset	1,227,000	2,750,000
Valuation allowance	(1,227,000)	(2,491,000)
Net deferred income tax asset	$—	$259,000

Income taxes for the year ended January 31,	2007	2006	2005
Current income tax provision	$57,000	$164,000	$330,000
Deferred income tax provision (benefit)	259,000	(89,000)	(170,000)
Net income tax provision	$316,000	$75,000	$160,000

  The differences between the statutory and effective tax rates is as follows for the year ended January 31, 2007:
Federal statutory rates	$92,000	34%
State income taxes (net of federal benefit)	12,000	5%
Utilization of federal net operating loss carryforward and related recognition of tax benefit	(1,264,000)	(469)%
True up of prior year net operating loss carryforward	1,443,000	535%
Other	33,000	12%
Effective rate	$316,000	117%

The differences between the statutory and effective tax rates is as follows for the year ended January 31, 2006:

Federal statutory rates	$210,000	34%
State income taxes	37,000	6%
Utilization of federal net operating loss carryforward and related recognition of tax benefit	(214,000)	(35)%
Alternative minimum tax	42,000	7%
Effective rate	$75,000	12%

The differences between the statutory and effective tax rates is as follows for the year ended January 31, 2005:

Federal statutory rates	$426,000	34%
State income taxes	75,000	6%
Utilization of federal net operating loss carryforward and related recognition of tax benefit	(341,000)	(27)%
Effective rate	$160,000	13%

In accordance with SFAS No. 109 "Accounting for Income Taxes", the Trust has established a valuation allowance against its net deferred income tax assets at January, 31, 2007. As defined by the standard, Mangement believes it is more likely than not that its deferred income tax assets may not be realized due to a history of losses sustained by the Trust. Realization of a deferred tax asset is dpendent on whether or not there will be sufficient taxable income in future periods in which operating loss carryforwards can be utilized.

The valuation allowance decreased by approximately $1,264,000 in the year ended January 31, 2007, primarily due to the utilization of approximately $2,580,000 of federal and $130,000 of state net operating loss carryforwards. The valuation allowance decreased by approximately $730,000 in the year ended January 31, 2006, primarily due to the utilization of approximately $2,607,185 of federal and state net operating loss carryforwards.

The Trust had income taxes payable of $32,000 and $241,000 recorded as of January 31, 2007 and 2006, respectively.

14. ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS

Mr. Wirth has an employment agreement with the Trust that expires in December 2007. The employment agreement provides that Mr. Wirth will receive no compensation from the Trust as long as a previously enforceable advisory agreement is in effect. However, pursuant to the terms of the employment agreement, since the Advisor (as defined in the advisory agreement) no longer provides services to the Partnership or the Trust, Mr. Wirth is to be compensated at an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect. However, during fiscal years 2007 and 2006, Mr. Wirth was compensated at a lesser rate of $141,000 a year.

15. OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2007 and 2006, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units, which represented 25.8% of the total outstanding partnership units. As of January 31, 2007 and 2006, Mr. Wirth and his affiliates held 5,573,624 and 5,569,624 Shares of Beneficial Interest in the Trust, respectively, which represented 60.6% and 60.9% of the total issued and outstanding Shares of Beneficial Interest.

At January 31, 2007 and 2006, the Trust owned a 69.89% interest and 69.14% interest, respectively, in the Hotels through its sole general partner’s interest in the Partnership.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust’s significant financial instruments at January 31, 2007 and 2006 are as follows:

	2007		2006
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$18,865,651	$19,405,055	$19,908,877	$20,867,605

Notes payable to banks	749,777	749,777	500,000	500,000

Notes and advances payable to related parties	1,085,717	1,079,918	514,706	513,500

Other notes payable	235,899	234,995	327,982	325,669

17. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2007	2006	2005
Cash paid for interest	$1,787,785	$1,894,693	$2,514,975

Cash paid for income taxes	26,867	120,698	433,572

Promissory notes issued by the Trust to acquire Class A limited partnership units	8,842	81,933	179,500

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	8,158	145,251	112,400

Promissory notes issued by the Trust to acquire Class B limited partnership units	—	—	971,831

Shares issued to Trustees and Officers in exchange for services	37,665	37,888	49,280

Shares issued to affiliates to satisfy notes payable	—	—	690,821

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

The Trust issued 92,883, 528,469 and 113,048 Shares of Beneficial Interest during the years ended January 31, 2007, 2006 and 2005, respectively, in exchange for Class A limited partnership units. The issued Shares of Beneficial Interest were valued at $117,186, $693,173 and $205,747, respectively.

18. COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033. Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2007, 2006 and 2005 was $196,234, $193,018 and $190,378, respectively, plus a variable component based on gross revenues of each property that totaled approximately $98,000, $90,000 and $80,000, respectively.

Future minimum lease payments under these non-cancelable ground leases are as follows:

Fiscal Year Ending
2008	$198,133
2009	198,133
2010	198,133
2011	198,133
2012	198,133
Thereafter	5,984,547

Total	$6,975,212

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

There were no options granted in fiscal year 2007, 2006 or 2005, and no options outstanding as of January 31, 2007. The Plan currently has 1,000,000 options available to grant.

The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2007, have been issued.

The following table summarizes the stock option activity during fiscal years 2007, 2006 and 2005, and provides information about the stock options outstanding at January 31, 2007:
	Number of Options	Weighted- Average Exercise Price
Stock Option Activity

Outstanding, January 31, 2004	246,000	$2.50
Granted	—	—
Forfeited	(13,400)	2.50
Exercised	—	—
Outstanding, January 31, 2005	232,600	$2.50
Granted	—	—
Forfeited	(232,600)	2.50
Exercised	—	—

Outstanding, January 31, 2006	—	$—
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding, January 31, 2007	—	$—

Stock Option Information	January 31, 2007 and 2006

Options exercisable	—
Weighted Average Exercise Price	—
Weighted Average Remaining Contractual Life	—

For stock options granted to non-employees of the Trust, compensation was recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model. The Trust did not grant any stock options to non-employees during fiscal years 2007, 2006 and 2005. The Trust had equity related compensation expense of $96,390, $36,436 and $40,580 for the years ended January 31, 2007, 2006, and 2005, respectively.

20. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the results of operations, by quarter, for the fiscal years ended January 31, 2007 and 2006. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such interim results have been included. The results of operations for any interim period are not necessarily indicative of those for the entire fiscal year.

FISCAL 2007	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2007

Total revenue	$6,512,055	$4,923,168	$5,021,806	$5,333,605	$21,790,634

Total revenue less interest expense on mortgage loans and operating expenses	$848,893	(534,652)	(214,370)	(288,972)	$(189,101)

Net income (loss)	$685,510	(340,610)	6,230	(385,477)	$(46,430)

Income (loss) per share - basic	$0.07	(0.04)	0.00	(0.04)	$(0.01)

Income (loss) per share - diluted	$0.06	(0.04)	0.00	(0.04)	$(0.01)

Dividends declared per share	$—	—	—	.01	$.01

FISCAL 2006	APRIL 30	JULY 31	OCTOBER 31	JANUARY 31	FISCAL 2006

Total revenue	$6,573,433	$4,852,780	$4,698,158	$5,124,468	$21,248,839

Total revenue less interest expense on mortgage loans and operating expenses	$419,576	(869,643)	(628,114)	(419,271)	$(1,497,452)

Net income (loss)	$404,301	658,129	(371,668)	(162,321)	$541,578

Income (loss) per share - basic	$.05	.07	(.04)	(.02)	$0.06

Income (loss) per share - diluted	$.03	.07	(.04)	(.02)	$0.02

Dividends declared per share	$—	—	—	.01	$.01

21. SALE OF HOTEL PROPERTIES

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

22. PURCHASE OF MANAGEMENT AND LICENSING CONTRACTS

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

In connection with the Trust’s relinquishment of its REIT status, the Trust no longer required the services of a separate management company. The Trust determined it was in its best interest to buy out the management contracts and licensing agreements and directly manage the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels. As a result of this buy out, the Management Company (which was the Trust’s variable interest entity under FIN 46R) was no longer consolidated in the second quarter. As of June 8, 2004, all of the Trust’s obligations were satisfied, and the Management Company has subsequently been liquidated.

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels. In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate. Following the acquisition, InnSuites Hotels has self-managed the Hotels. The Trust also managed one unrelated hotel in San Diego, California until September 20, 2006 and manages four hotels owned by Mr. Wirth.

Effective June 8, 2004, InnSuites Hotels acquired the license agreements under which Licensing Corp. provided licensing services to the Hotels, and the related registered and unregistered InnSuites trademarks and tradenames. In consideration of the acquisitions, the Management Company (as the sole stockholder of Licensing Corp.) received $60,000 and 10,000 Shares of Beneficial Interest of the Trust and InnSuites Hotels satisfied Licensing Corp.’s line of credit in the amount of $459,000, reflecting a transaction value of approximately $534,500 in the aggregate. The Trust also provided licensing services to one unrelated hotel in San Diego, California until September 20, 2006 and provides licensing services to one unrelated hotel in Buena Park, California and to four hotels owned by Mr. Wirth. The Trust paid $459,000 in cash to satisfy Licensing Corp.’s line of credit. An additional $80,000 was paid to the Management Company to satisfy the Trust’s obligation for net liabilities of approximately the same amount. The Shares of Beneficial Interest issued by the Trust for both the management contracts and licensing agreements were valued at $155,000, which amount was recorded as an expense.

23. SUBSEQUENT EVENTS

On February 23, 2007, Tucson Saint Mary’s Suite Hospitality, an entity owned by the Partnership, established a $2 million non-revolving line of credit. The interest rate applied to the unpaid principal balance is the prime rate as published by the Wall Street Journal plus 0.75%. The initial interest rate is 9.00%. The line of credit is secured by the Tucson Saint Mary’s hotel property and matures on February 23, 2008. As of April 30, 2007, $1.5 million was borrowed under the line of credit to pay down debt and to pay for renovations to that hotel.

On February 26, 2007, the Trust’s Board of Trustees decided to explore potential strategic alternatives for the Trust in order to maximize shareholder value. Strategic alternatives the Trust may pursue could include, but are not limited to, the sale of some or all of the Trust’s Hotels. The Trust has been informed by Mr. Wirth that one of the four hotels owned by his affiliates for which the Trust provides management and trademark licensing services has been listed for sale with a real estate broker and that the three remaining hotels owned by his affiliates may also be listed for sale.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2007

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$3,837,263	$—	$4,220,820	$—	$2,283,686	$—	$6,504,506
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	1,490,220	251,649	4,983,292	53,366	2,600,747	305,015	7,584,039
Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,297,893	1,633,064	5,450,872	—	1,757,633	1,633,064	7,208,505
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	4,092,537	900,000	9,166,549	(20,564)	1,275,001	879,436	10,441,550
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,147,738	—	1,903,970	—	383,352	—	2,287,322
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$18,865,651	$2,791,718	$25,801,165	$32,802	$8,300,419	$2,824,520	$34,101,584

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2007
(CONTINUED)

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$6,504,506	$1,641,888	$4,862,618	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,889,054	1,854,797	6,034,257	1982	1998	5-40 years

Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,841,569	2,307,105	6,534,464	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	11,320,986	2,535,590	8,785,396	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,287,322	711,449	1,575,873	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	6,305	76,362	2004	2004	33 years

	$36,926,104	$9,057,134	$27,868,970

(See accompanying independent auditors report.)

(A) Aggregate cost for federal income tax purposes at January 31, 2007 and 2006 are as follows:

	2007	2006
Land	$1,856,788	1,856,788
Buildings and improvements	19,352,224	20,740,754
	$21,389,012	22,597,542

Reconciliation of Real Estate:

Balance at January 31, 2005	$39,195,496
Sale of Hotel Properties	(3,456,490)
Improvement to Hotel Properties	605,659

Balance at January 31, 2006	$36,344,665
Improvement to Hotel Properties	581,439

Balance at January 31, 2007	$36,926,104

SCHEDULE IV

MORTGAGES LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/07 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	8.875%	9/1/2015	180 monthly installments	$1,575,000	$1,147,738
Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	120 monthly installments, with balloon payment of $7,498,458 due at maturity	9,000,000	8,297,893
Mortgage Note Secured by Yuma, AZ property	9.250%	8/1/2011	180 monthly installments	4,000,000	1,490,220
Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate plus 1% (9.5% as of 1/31/07)	7/29/2009	83 monthly installments, with balloon payment of $3,810,435 due at maturity	4,500,000	4,092,537
Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	5,100,000	3,837,263

				$24,175,000	$18,865,651

Mortgage Note Reconciliation

Balance at January 31, 2005	$24,007,445

Deductions during period:
Assumed by buyer of Phoenix, AZ hotel	(3,167,182)
Principal payments	(931,386)

Balance at January 31, 2006	19,908,877

Deductions during period:
Principal payments	(1,043,226)

Balance at January 31, 2007	$18,865,651

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management of the Trust, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Trust identified three reportable conditions under standards established by the American Institute of Certified Public Accountants, two that constituted material weakness and one that constituted a significant deficiency. The first material weakness involved several instances of accounts receivable transactions not being properly recorded in a Hotel’s property management system and of inadequate files being maintained to support these transactions. Management and the auditor agreed that this is a material weakness in internal controls. Management has implemented new internal control procedures at the Hotel property level in order to improve and re-establish effective control over its accounts receivable procedures. The second material weakness relates to errors noted in the Trust's income tax provision calculation. Management and the auditors agree that this is a material weakness in internal controls. Management intends to retain additional third party advisors to provide additional technical expertise and to assist the Trust in calculating its income tax provisions. The significant deficiency involved several instances of capital additions being recorded without detail postings that could result in future errors upon the disposal of the affected capital additions. Management and the auditor agreed that a significant deficiency exists in the recording of capital additions. Management has implemented new internal control procedures that require adequate detail be maintained for all new capital additions.

Except as described above, there was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter (the fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to the Trustees and Executive Officers of the Trust is incorporated herein by reference to the information set forth under the caption “Election of Trustees—Nominees, Trustees and Executive Officers” in the Trust’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after the end of the Trust’s fiscal year.

The information regarding the Audit Committee of the Board of Trustees and the information regarding the “audit committee financial expert” are incorporated herein by reference to the information set forth under the caption “Board Committees— Audit Committee” in the Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth under the caption “Certain Information Concerning the Trust—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption “Compensation of Trustees and Executive Officers” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption “Certain Information Concerning the Trust—Ownership of Shares” in the Proxy Statement.

The following table provides information about the Trust’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2007:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted - Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	0	$ N/A	1,000,000

Equity compensation plans not approved by security holders	None	None	None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Transactions” and “Election of Trustees” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption “Certain Information Concerning the Trust—Audit Fees & Services” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Reports of Independent Registered Public Accountants	24
2.	Consolidated Balance Sheets at January 31, 2007 and 2006	26
3.	Consolidated Statements of Operations for the years ended January 31, 2007, 2006 and 2005	27
4.	Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended January 31, 2007, 2006 and 2005	28
5.	Consolidated Statements of Cash Flows for the years ended January 31, 2007, 2006 and 2005	29
6.	Notes to Consolidated Financial Statements for the years ended January 31, 2007, 2006 and 2005	30
7.	Schedule III - Real Estate and Accumulated Depreciation	50
8.	Schedule IV - Mortgage Loans on Real Estate	53

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

10.3*
Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006 filed with the Securities and Exchange Commission on May 12, 2006).

10.4
Amended and Restated Promissory Note dated December 1, 2006 by RRF Limited Partnership in favor of Rare Earth Financial, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 filed with the Securities and Exchange Commission on December 1, 2006).

10.5
Sales and Project Coordination Agreement dated March 1, 2006 between Rare Earth Development Company and InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006 filed with the Securities and Exchange Commission on May 12, 2006).

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

INNSUITES HOSPITALITY TRUST

Dated: May 1, 2007	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2007	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 1, 2007	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2007	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: May 1, 2007	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 1, 2007	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 1, 2007	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: May 1, 2007	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee