Form 10-Q
period 2007-04-30
INNSUITES HOSPITALITY TRUST
filed 2007-06-14
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

Large Accelerated Filer ☐   Accelerated Filer  ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of June 8, 2007:  9,187,304.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2007	JANUARY 31, 2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$155,356	$202,691
Restricted Cash	137,579	128,284
Accounts Receivable, including $350,194 and $0 from related parties, net of Allowance for Doubtful Accounts of $118,000 and $115,000, as of April 30, and January 31, 2007, respectively	1,229,686	752,232
Prepaid Expenses and Other Current Assets	442,526	485,636
Total Current Assets	1,965,147	1,568,843
Hotel Properties, net	29,318,898	29,654,942
Long-Term Portion of Deferred Finance Costs	131,344	140,245
Long-Term Deposits	14,987	14,987
TOTAL ASSETS	$31,430,376	$31,379,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses, including $17,856 and $518,206 accrued interest and payables to related parties as of April 30, and January 31, 2007, respectively	$2,323,185	$2,970,080
Notes Payable to Banks	1,687,255	749,777
Current Portion of Mortgage Notes Payable	905,889	926,464
Current Portion of Other Notes Payable	105,148	109,486
Current Portion of Notes Payable to Related Parties	31,633	31,086
Total Current Liabilities	5,053,110	4,786,893
Mortgage Notes Payable	17,737,633	17,939,187
Notes Payable to Related Parties	46,514	1,054,631
Other Notes Payable	104,002	126,413

TOTAL LIABILITIES	22,941,259	23,907,124

MINORITY INTEREST IN PARTNERSHIP	1,067,093	930,192

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,180,806 and 9,195,856 shares issued and outstanding at April 30, and January 31, 2007, respectively	17,930,319	17,030,891
Treasury Stock, 7,552,020 and 7,536,970 shares held at April 30, and January 31, 2007, respectively	(10,508,295)	(10,489,190)
TOTAL SHAREHOLDERS’ EQUITY	7,422,024	6,541,701
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,430,376	$31,379,017

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2007	2006

REVENUE
Room	$5,196,910	$4,953,212
Food and Beverage	333,772	353,577
Telecommunications	11,477	9,576
Other	94,063	125,732
Management and Trademark Fees, including $109,112 and $102,239 from related parties, for the three months ended April 30, 2007 and 2006, respectively	109,111	143,712
Payroll Reimbursements, including $760,010 and $773,700 from related parties, for the three months ended April 30, 2007 and 2006, respectively	760,010	926,246
TOTAL REVENUE	6,505,343	6,512,055

OPERATING EXPENSES
Room	1,101,270	1,124,915
Food and Beverage	299,039	303,299
Telecommunications	35,420	41,796
General and Administrative	806,160	849,904
Sales and Marketing	310,110	339,604
Repairs and Maintenance	354,638	338,439
Hospitality	195,538	200,710
Utilities	266,301	256,105
Hotel Property Depreciation	490,427	514,351
Real Estate and Personal Property Taxes, Insurance and Ground Rent	305,308	305,581
Other	6,681	36,331
Payroll Expenses	760,010	926,246
TOTAL OPERATING EXPENSES	4,930,902	5,237,281
OPERATING INCOME	1,574,441	1,274,774
Interest Income	46	1,213
TOTAL OTHER INCOME	46	1,213
Interest on Mortgage Notes Payable	429,804	425,881
Interest on Notes Payable to Banks	15,448	1,397
Interest on Notes Payable and Advances to Related Parties	13,541	8,888
Interest on Other Notes Payable	3,972	5,613
TOTAL INTEREST EXPENSE	462,765	441,779

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	1,111,722	834,208
LESS MINORITY INTEREST	136,901	70,198
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	974,821	764,010
INCOME TAX PROVISION (Note 7)	(75,393)	(78,500)
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$899,428	$685,510
NET INCOME PER SHARE - BASIC	$0.10	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,190,557	9,273,133
NET INCOME PER SHARE - DILUTED	$0.08	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,168,562	13,306,086

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$899,428	$685,510
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided By Operating Activities:
Minority Interest	136,901	70,198
Provision for Uncollectible Receivables	16,374	2,360
Deferred Stock Compensation Expense	—	22,815
Depreciation and Amortization	499,328	523,252
Loss on Disposal	773	975
Changes in Assets and Liabilities, net of effect of consolidation of Suite Hospitality Management and InnSuites Licensing Corp:
(Increase) in Accounts Receivable	(493,828)	(125,842)
Decrease in Prepaid Expenses and Other Assets	43,110	61,157
(Decrease) Increase in Accounts Payable and Accrued Expenses	(646,895)	12,955
NET CASH PROVIDED BY OPERATING ACTIVITIES	455,192	1,253,380

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(9,295)	(74,532)
Cash Received from Sale of Hotel Properties	1,800	—
Improvements and Additions to Hotel Properties	(156,956)	(400,714)
NET CASH USED IN INVESTING ACTIVITIES	(164,451)	(475,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(222,129)	(216,137)
Borrowings on Mortgage Notes Payable	—	—
Payments on Notes Payable to Banks	(1,333,508)	(500,000)
Borrowings on Notes Payable to Banks	2,270,986	—
Repurchase of Partnership Units	—	(246)
Repurchase of Treasury Stock	(19,105)	(5,421)
Payments on Notes and Advances Payable to Related Parties	(1,007,570)	(7,059)
Payments on Other Notes Payable	(26,749)	(28,167)
NET CASH USED IN FINANCING ACTIVITIES	(338,075)	(757,030)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,335)	21,104
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,691	34,251
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,356	$55,355

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at April 30, 2007 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Mr. Wirth with an aggregate of 544 suites and two unrelated hotel properties with an aggregate of 255 suites. Under the licensing agreements, InnSuites Hotels receives a percentage of revenue from the hotels in exchange for use of the “InnSuites” trademark. All significant intercompany transactions and balances have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 69.89% and 69.53% on April 30, 2007 and 2006, respectively, the weighted average for the three months ended April 30, 2007 and 2006 was 69.89% and 69.47%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of April 30, 2007 and January 31, 2007, a total of 570,067 Class A limited partnership units were issued and outstanding for both periods. Additionally, as of April 30, 2007 and January 31, 2007, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted on April 30, 2007 or January 31, 2007, the limited partners in the Partnership would receive 3,978,005 Shares of Beneficial Interest of the Trust. As of April 30, 2007 and January 31, 2007, the Trust held 9,233,512 general partner units in the Partnership.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ended January 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2007. The condensed balance sheet as of January 31, 2007 has been derived from audited financial statements.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards No. 144. If the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees and other revenue are recognized as earned as services are provided and items are sold. Payroll reimbursements are recorded as personnel services are provided and are not netted with the corresponding payroll expense.

INCOME PER SHARE

Basic and diluted income per share have been computed based on the weighted-average number of Shares of Beneficial Interest outstanding during the periods and potentially dilutive securities.

For the three month periods ended April 30, 2007 and 2006, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,978,005 and 4,032,953 for the first three months of fiscal year 2008 and 2007, respectively.

The following are the components of the calculation of diluted earnings per share:

	For the three months ended
	April 30, 2007	April 30, 2006

Income attributable to Shares of Beneficial Interest	$899,428	$685,510
Plus: Income attributable to minority interest unit holders	136,901	70,198
Income attributable to Shares of Beneficial Interest after unit conversion	$1,036,329	$755,708

Weighted average common shares outstanding	9,190,557	9,273,133
Plus: Weighted average incremental shares resulting from unit conversion	3,978,005	4,032,953
Weighted average common shares outstanding after unit conversion	13,168,562	13,306,086

Diluted Earnings Per Share	$0.08	$0.06

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Trust’s fiscal year ending January 31, 2008. The Trust is currently evaluating the impact FIN No. 48 will have on the Trust’s financial condition and results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Trust’s consolidated financial statements.

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

3. STOCK-BASED COMPENSATION

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

During the first quarter of fiscal year 2007, the Trust issued 99,300 restricted shares to its Trustees, officers and other key employees with a total fair value of $134,055. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the first three months of fiscal year 2007, the Trust recognized expense on these shares totaling $22,815. The shares became fully vested on December 31, 2006. No such expense was recognized during the three months ended April 30, 2007. The following table summarizes restricted share activity during the first quarter of fiscal year 2007.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2006	—	—
Granted	99,300	$1.35
Vested	(40,020)	$1.35
Forfeited	—	—
Balance of unvested awards at April 30, 2006	59,280	$1.35

No cash was paid out or received by the Trust relating to restricted share awards during the three months ended April 30, 2007 or 2006.

4. RELATED PARTY TRANSACTIONS

As of April 30, 2007 and 2006, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of April 30, 2007 and 2006, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $0 and $10,811 for the three months ended April 30, 2007 and 2006, respectively. The Trust recognized interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $12,085 and $6,922 for the three months ended April 30, 2007 and 2006, respectively. The Trust had accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $17,856 and $5,771 as of April 30, 2007 and January 31, 2007, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $1,456 and $1,966 for the three months ended April 30, 2007 and 2006, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of April 30, 2007 and January 31, 2007.

Notes and advances payable to related parties at April 30, 2007 and January 31, 2007 consist of notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth and notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $78,000 and $1.1 million as of April 30, 2007 and January 31, 2007, respectively. The note payable to Rare Earth Financial, L.L.C. was paid down to zero during the first quarter of fiscal year 2008. The notes and advances payable to related parties consist of:

	April 30, 2007	January 31, 2007
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	$38,605	$ 41,985

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	13,816	15,280

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	13,816	15,280

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	11,910	13,172

Revolving line of credit to Rare Earth Financial, L.L.C., affiliate of Mr. Wirth, bearing interest at 7% per annum, and secured by the Partnership’s ownership interest in Tucson St. Mary’s Hospitality LLC. Due in monthly interest installments with unpaid principal due in March 2008.	—	1,000,000

Totals	$78,147	$ 1,085,717

5. NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.75% as of April 30, 2007), with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. During the first quarter of fiscal year 2008, the Trust paid down the line of credit to zero and maintained a zero balance for a period of 30 days. The line of credit matures on February 18, 2008. As of April 30, 2007, the Trust had drawn $172,548 of the funds available under the line or credit.

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

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $426,836 and $443,476 in cash for interest for the three months ended April 30, 2007 and 2006, respectively.

During the first quarter of fiscal year 2007, the Trust issued 45,663 Shares of Beneficial Interest with an aggregate value of $61,746 in exchange for 45,663 Class A limited partnership units in the Partnership held by unrelated third parties.

During the first quarter of fiscal year 2007, the Trust issued 21,600 Shares of Beneficial Interest, with a total value of $29,160, to the Trustees in exchange for their services during fiscal year 2006. The Trust also issued 36,000 Shares of Beneficial Interest, with a total value of $48,600, to the Trustees as payment for their services in fiscal year 2007.

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

During the first quarter of fiscal year 2007, the Trust satisfied its $400,000 note payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, with the establishment of a line of credit with Rare Earth Financial. The $400,000 due and payable was converted to a balance due under the line of credit.

7. INCOME TAXES

The Trust’s income tax provision for the interim periods is determined using the estimated effective tax rate for the year. The income tax provision for the period ended April 30, 2007 and 2006 is based on the expected effective tax rate for state income taxes only. All taxable income for federal purposes is offset by utilization of net operating loss carryforwards.

The Trust has recorded net income tax provisions of $75,393 and $78,500 for the three months ended April 30, 2007 and 2006, respectively. For the three months ended April 30, 2007, the Trust utilized a federal net operating loss carryforward of $363,575. The Trust has a current income tax liability of $89,652 and $31,805 as of April 30, 2007 and January 31, 2007, respectively. At April 30, 2007 and January 31, 2007, the Trust maintained a valuation allowance of $886,841 and $1,227,000, respectively, against its net deferred income tax assets.

 On February 1, 2007 the Trust adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. Pursuant to FIN 48, the Trust identified, evaluated and measured the amount of income tax benefits to be recognized for the Trust’s income tax positions. The Trust has concluded that there are no material uncertain tax positions requiring recognition in the financial statements. As a result of the adoption of FIN 48, the Trust has not recognized any change to the January 31, 2007 balance in retained earnings. At January 31, 2007 and April 30, 2007, the Trust had no unrecognized tax benefits that, if recognized, would affect the Trust’s effective income tax rate in future periods other than the benefits from net operating loss carryforwards that are offset by a valuation allowance..

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at January 31, 2007 and no accrued interest or penalties at April 30, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Trust’s fiscal year ending January 31, 2008. The effect of implementing FIN 48 did not have a material effect on the Trust's financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Trust’s consolidated financial statements.

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

Occupancy was 82.3%, a decrease of 1.2% from the prior year period. ADR increased $5.12, or 6.5%, to $84.14. The sharp increase in ADR resulted in an increase of $3.25, or 4.9%, in REVPAR to $69.27 from $66.02 in the prior year period.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2007	2006
OCCUPANCY	82.3%	83.5%
AVERAGE DAILY RATE (ADR)	$84.14	$79.02
REVENUE PER AVAILABLE ROOM (REVPAR)	$69.27	$66.02

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED APRIL 30, 2007 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2006

A summary of the operating results for the three months ended April 30, 2007 and 2006 is:

	2007	2006	Change	% Change
Revenue	$6,505,343	$6,512,055	$(6,712)	<(1.0)%
Operating Income	$1,574,441	$1,274,774	$299,667	23.5%
Net Income Attributable to Shares of Beneficial Interest	$899,428	$685,510	$213,918	31.2%
Net Income Per Share - Basic	$0.10	$0.07	$0.03	42.9%
Net Income Per Share - Diluted	$0.08	$0.06	$0.02	33.3%

Total Trust revenue was $6.5 million for the three months ended April 30, 2007, consistent with the prior year period. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 3.6% to $5.6 million from $5.4 million when comparing the three months ended April 30, 2007 and 2006, respectively, primarily due to higher average rates realized through the Trust’s rate management efforts.

Room revenue increased by $244,000, or 5.0%, from $5.0 million to $5.2 million when comparing the three months ended April 30, 2007 and 2006. This increase is the result of the Trust's focus on rate management, which also increased ADR by $5.12.

Total expenses decreased $285,000, or 5.0%, to $5.4 million when comparing the three months ended April 30, 2007 and 2006. Total operating expenses decreased $306,000, or 5.8%, to $4.9 million from $5.2 million for the three months ended April 30, 2007 and 2006, respectively. The decreases are primarily due to decreased operating expenses at the hotel properties resulting from tightened cost controls.

Rooms expense decreased slightly by $24,000 when comparing the three months ended April 30, 2007 and 2006, reflecting the slight 1.2% decrease in occupancy.

General and administrative expenses decreased $44,000, or 5.1%, to $806,000 from $850,000 when comparing the three months ended April 30, 2007 and 2006, respectively. This is primarily due to administrative expenses at the corporate location in the first quarter of fiscal year 2007.

Total interest expense was $463,000 for the three months ended April 30, 2007, an increase of $21,000, or 4.8%, from the prior year period total of $442,000. The increase was primarily due to the interest expense on the Trust’s line of credit with Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth.

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

	For the Three Months Ended April 30,
	2007	2006

Net Income Attributable to Shares of Beneficial Interest	$899,428	$685,510
Hotel Property Depreciation	490,427	514,351
Loss on Disposition of Hotels	773	95
Minority Interest Share of Depreciation and Loss on Dispositions	(113,800)	(124,248)
Funds from Operations	$1,276,828	$1,076,588

Funds from Operations increased approximately $200,000 for the three month period ended April 30, 2007, reflecting an increase of 18.6%, when compared to the prior year period. The increases were due primarily to stronger operating results at the hotel properties.

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

The Trust has principal of $704,335 due and payable for the remainder of fiscal year 2008 under mortgage notes payable. For the twelve months between May 1, 2007 and April 30, 2008, the Trust has principal of $905,889 due and payable under mortgage notes payable. The Trust anticipates that cash flows from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2008 under notes and advances payable to Mr. Wirth and his affiliates. The Trust had $400,000 due to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, in March 2006. The Trust satisfied this note using the line of credit established by the Partnership with Rare Earth Financial in March 2006. On December 1, 2006, the Partnership amended this line of credit agreement to increase the maximum amount the Partnership can borrow under the line of credit from $700,000 to $1.0 million. The Trust has no balance due on the line of credit as of April 30, 2007; however, the balance was $1.0 million as of January 31, 2007. For the twelve months between May 1, 2007 and April 30, 2008, the Trust has no principal due and payable under notes payable to Mr. Wirth and his affiliates.

The Trust has no principal due and payable in fiscal 2008 on the $2.0 million non-revolving line of credit secured by the Tucson Saint Mary’s hotel property. As of April 30, 2007, the Trust has borrowed $1.5 million which is due and payable in the first quarter of fiscal 2009. The Trust anticipates that cash flows from operations will be sufficient to satisfy this obligation when it becomes due.

The Trust entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.75% as of April 30, 2007), with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. During the first quarter, the Trust paid down the line of credit to zero and maintained a zero balance for a period of 30 days. The line of credit matures on February 18, 2008. As of April 30, 2007, the Trust had drawn $172,548 of the funds available under the line or credit.

The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of the Trust’s properties. As of April 30, 2007, $137,579 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2007, the Hotels spent $156,956 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $354,638 during the three months ended April 30, 2007 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2007, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and an employment contract with Mr. Wirth, the Trust does not have any off-balance sheet financing arrangements or liabilities. The Trust does not have any majority-owned subsidiaries that are not included in the consolidated financial statements. (See Note 2 - “Summary of Significant Accounting Policies.”)

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
•  changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. The exposure to interest rate changes in the Trust’s debt structure had no material effect during the three months ended April 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Trust conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the management of the Trust, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

At January 31, 2007, the Trust identified three reportable conditions under standards established by the American Institute of Certified Public Accountants, two that constituted material weaknesses and one that constituted a significant deficiency. The first material weakness involved several instances of accounts receivable transactions not being properly recorded in a Hotel’s property management system and of inadequate files being maintained to support these transactions. Management has implemented new internal control procedures at the Hotel property level and hired additional personnel in order to improve and re-establish effective control over its accounts receivable procedures. The second material weakness related to errors noted in the Trust's income tax provision calculation. Management has retained additional third party advisors to provide additional technical expertise and to assist the Trust in calculating its income tax provisions. The significant deficiency involved several instances of capital additions recorded without detail postings that could result in future errors upon the disposal of the affected capital additions. Management has implemented new internal control procedures that require adequate detail be maintained for all new capital additions.

Other than as described above, there was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002 and August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2007, the Trust acquired 15,050 Shares of Beneficial Interest in open market transactions at an average price of $1.27 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust remains authorized to repurchase an additional 51,103 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 - February 28, 2007	3,700	$1.36	3,700	62,453
March 1 - March 31, 2007	1,650	$1.26	1,650	60,803
April 1 - April 30, 2007	9,700	$1.24	9,700	51,103

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

INNSUITES HOSPITALITY TRUST

Dated:	June 14, 2007	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	June 14, 2007	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer