Form 10-Q
period 2007-07-31
INNSUITES HOSPITALITY TRUST
filed 2007-09-14
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of September 7, 2007: 9,186,654

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2007	JANUARY 31, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$165,799	$202,691
Restricted Cash	103,136	128,284
Accounts Receivable, including $240,691 and $0 from related parties, net of Allowance for Doubtful Accounts of $66,000 and $115,000, as of July 31, and January 31, 2007, respectively	602,000	752,232
Prepaid Expenses and Other Current Assets	556,258	485,636
Total Current Assets	1,427,193	1,568,843
Hotel Properties, net	29,085,194	29,654,942
Long-Term Portion of Deferred Finance Costs	122,433	140,245
Long-Term Deposits	14,987	14,987
TOTAL ASSETS	$30,649,807	$31,379,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses, including $486 and $518,206 accrued interest and payables to related parties as of July 31, and January 31, 2007, respectively	$1,780,407	$2,970,080
Notes Payable to Banks	2,117,203	749,777
Current Portion of Mortgage Notes Payable	925,584	926,464
Current Portion of Other Notes Payable	104,238	109,486
Current Portion of Notes Payable to Related Parties	232,189	31,086
Total Current Liabilities	5,159,621	4,786,893
Mortgage Notes Payable	17,497,257	17,939,187
Notes Payable to Related Parties	38,255	1,054,631
Other Notes Payable	112,694	126,413

TOTAL LIABILITIES	22,807,827	23,907,124

MINORITY INTEREST IN PARTNERSHIP	842,383	930,192

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,188,716 and 9,195,856 shares issued and outstanding at July 31, and January 31, 2007, respectively	17,554,204	17,030,891
Treasury Stock, 7,585,960 and 7,536,970 shares held at July 31, and January 31, 2007, respectively	(10,554,607)	(10,489,190)
TOTAL SHAREHOLDERS’ EQUITY	6,999,597	6,541,701
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,649,807	$31,379,017

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2007	2006

REVENUE
Room	$8,904,328	$8,396,340
Food and Beverage	568,310	601,386
Telecommunications	17,299	16,362
Other	193,587	228,374
Management and Trademark Fees, including $198,381 and $184,815 from related parties, for the six months ended July 31, 2007 and 2006, respectively	207,353	276,945
Payroll Reimbursements, including $1,552,761 and $1,498,229 from related parties, for the six months ended July 31, 2007 and 2006, respectively	1,552,761	1,915,816
TOTAL REVENUE	11,443,638	11,435,223

OPERATING EXPENSES
Room	2,174,852	2,136,766
Food and Beverage	544,746	565,647
Telecommunications	49,171	65,915
General and Administrative	1,774,237	1,570,664
Sales and Marketing	653,381	658,430
Repairs and Maintenance	708,016	716,922
Hospitality	390,078	371,907
Utilities	593,204	562,759
Hotel Property Depreciation	978,453	1,038,880
Real Estate and Personal Property Taxes, Insurance and Ground Rent	586,803	587,710
Other	22,616	75,124
Payroll Expenses	1,552,761	1,915,816
TOTAL OPERATING EXPENSES	10,028,318	10,266,540
OPERATING INCOME	1,415,320	1,168,683
Interest Income	679	1,246
TOTAL OTHER INCOME	679	1,246
Interest on Mortgage Notes Payable	812,885	854,442
Interest on Notes Payable to Banks	60,778	8,312
Interest on Notes Payable and Advances to Related Parties	15,350	18,352
Interest on Other Notes Payable	7,495	11,421
TOTAL INTEREST EXPENSE	896,508	892,527

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	519,491	277,402
PLUS MINORITY INTEREST	72,315	145,243
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	591,806	422,645
INCOME TAX PROVISION (Note 7)	(44,286)	(77,650)
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$547,520	$344,995
NET INCOME PER SHARE - BASIC	$0.06	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,198,141	9,270,644
NET INCOME PER SHARE - DILUTED	$0.04	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,147,977	13,299,669

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2007	2006

REVENUE
Room	$3,707,418	$3,443,128
Food and Beverage	234,538	247,809
Telecommunications	5,822	6,786
Other	99,524	102,642
Management and Trademark Fees, including $89,269 and $82,576 from related parties, for the three months ended July 31, 2007 and 2006, respectively	98,242	133,233
Payroll Reimbursements, including $792,751 and $764,529 from related parties, for the three months ended July 31, 2007 and 2006, respectively	792,751	989,570
TOTAL REVENUE	4,938,295	4,923,168

OPERATING EXPENSES
Room	1,073,582	1,011,851
Food and Beverage	245,707	262,348
Telecommunications	13,751	24,119
General and Administrative	968,077	720,760
Sales and Marketing	343,271	318,826
Repairs and Maintenance	353,378	378,483
Hospitality	194,540	171,197
Utilities	326,903	306,654
Hotel Property Depreciation	488,026	524,529
Real Estate and Personal Property Taxes, Insurance and Ground Rent	281,495	282,129
Other	15,935	38,793
Payroll Expenses	792,751	989,570
TOTAL OPERATING EXPENSES	5,097,416	5,029,259
OPERATING LOSS	(159,121)	(106,091)
Interest Income	633	33
TOTAL OTHER INCOME	633	33
Interest on Mortgage Notes Payable	383,081	428,561
Interest on Notes Payable to Banks	45,330	6,915
Interest on Notes Payable and Advances to Related Parties	1,809	9,464
Interest on Other Notes Payable	3,523	5,808
TOTAL INTEREST EXPENSE	433,743	450,748

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES	(592,231)	(556,806)
LESS MINORITY INTEREST	(206,813)	(215,346)
LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	(385,418)	(341,460)
INCOME TAX BENEFIT (Note 7)	31,107	850
NET LOSS ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(354,311)	$(340,610)
NET LOSS PER SHARE - BASIC	$(0.04)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,205,478	9,268,236
NET LOSS PER SHARE - DILUTED	$(0.04)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,205,478	9,268,236

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$547,520	$344,995
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided By Operating Activities:
Minority Interest	(72,315)	(145,243)
Provision for Uncollectible Receivables	10,723	16,877
Deferred Stock Compensation Expense	23,040	49,747
Depreciation and Amortization	996,255	1,056,682
Loss on Disposal of Hotel Properties	773	1,628
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	139,509	(142,193)
(Decrease) in Prepaid Expenses and Other Assets	(47,572)	(16,697)
(Decrease) Increase in Accounts Payable and Accrued Expenses	(1,189,669)	96,310
NET CASH PROVIDED BY OPERATING ACTIVITIES	408,264	1,262,106

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	25,148	86,646
Cash Received from Sale of Hotel Properties	1,800	—
Improvements and Additions to Hotel Properties	(411,278)	(949,023)
NET CASH USED IN INVESTING ACTIVITIES	(384,330)	(862,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(442,810)	(613,946)
Payments on Notes Payable to Banks	(2,431,640)	(1,510,772)
Borrowings on Notes Payable to Banks	3,799,066	1,510,772
Repurchase of Partnership Units	(650)	(246)
Repurchase of Treasury Stock	(115,552)	(45,129)
Payments on Notes and Advances Payable to Related Parties	(1,015,273)	(14,242)
Borrowings on Notes and Advances Payable to Related Parties	200,000	300,000
Payments on Other Notes Payable	(53,967)	(56,970)
NET CASH USED IN FINANCING ACTIVITIES	(60,826)	(430,533)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,892)	(30,804)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,691	34,251
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,799	$3,447

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND JANUARY 31, 2007
AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2007 AND 2006

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at July 31, 2007 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Mr. Wirth with an aggregate of 544 suites and two unrelated hotel property with an aggregate of 255 suites. Under the licensing agreements, InnSuites Hotels receives a percentage of revenue from the hotels in exchange for use of the “InnSuites” trademark. All significant intercompany transactions and balances have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 70.42% and 69.89% on July 31, 2007 and January 31, 2007, respectively. The weighted average for the six months ended July 31, 2007 and 2006 was 70.10% and 69.50%, respectively. The weighted average for the three months ended July 31, 2007 and 2006 was 70.31% and 69.53%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of July 31, 2007 and January 31, 2007, a total of 500,581 and 570,067, respectively, Class A limited partnership units were issued and outstanding. Additionally, as of July 31, 2007 and January 31, 2007, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,908,519 Shares of Beneficial Interest of the Trust. As of July 31, 2007 and January 31, 2007, 9,302,998 and 9,233,512 General Partner Units were held by the Trust, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ended January 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2007.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards No. 144. If the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available or the present value of future undiscounted cash flows over the remaining life of the asset. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

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

For the six month periods ended July 31, 2007 and 2006, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,949,836 and 4,029,025 for the first six months of fiscal year 2008 and 2007, respectively.

The following is a reconciliation of basic earnings per share to diluted earnings per share (there is no dilutive effect for the three month periods ended July 31, 2007 and 2006):

	For the six months ended
	July 31, 2007	July 31, 2006

Income attributable to Shares of Beneficial Interest	$547,520	$344,995
Less: Income attributable to minority interest unit holders	(72,315)	(145,243)
Income attributable to Shares of Beneficial Interest after unit conversion	$475,205	$199,752

Weighted average common shares outstanding	9,198,141	9,270,644
Plus: Weighted average incremental shares resulting from unit conversion	3,949,836	4,029,025
Weighted average common shares outstanding after unit conversion	13,147,977	13,299,699

Basic Earnings Per Share	$0.06	$0.04
Diluted Earnings Per Share	$0.04	$0.02

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Trust’s fiscal year ending January 31, 2008. See Income Taxes at Note 7.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Trust’s consolidated financial statements.

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

During the first six months of fiscal year 2007, the Trust issued 99,300 restricted shares to its Trustees, officers and other key employees with a total fair value of $134,055. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the first six months of fiscal year 2007, the Trust recognized expense on these shares totaling $49,747. The shares became fully vested on December 31, 2006.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2006	—	—
Granted	99,300	$1.35
Vested	(62,250)	$1.35
Forfeited	—	—
Balance of unvested awards at July 31, 2006	37,050	$1.35

During the second quarter of fiscal year 2008, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $46,080. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock
. During the second quarter of fiscal year 2008, the Trust recognized expense on these shares totaling $23,040. As of July 31, 2007, the Trust maintains a prepaid balance on these shares of $23,040. The following tables summarize restricted share activity during the six months ended July 31, 2007:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2007	—	—
Granted	36,000	$1.28
Vested	(36,000)	$1.28
Forfeited	—	—
Balance of unvested awards at July 31, 2007	0	NA

No cash was paid out or received by the Trust relating to restricted share awards during the six months ended July 31, 2007 or 2006.

4. RELATED PARTY TRANSACTIONS

As of July 31, 2007 and 2006, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2007 and 2006, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $17,856 and $20,300 for the six months ended July 31, 2007 and 2006, respectively. The Trust recognized interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $12,571 and $14,544 for the six months ended July 31, 2007 and 2006, respectively. The Trust had accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $486 and $5,771 as of July 31, 2007 and January 31, 2007, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $2,779 and $3,808 for the six months ended July 31, 2007 and 2006, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of July 31, 2007 and January 31, 2007.

Notes and advances payable to related parties at July 31, 2007 and January 31, 2007 consist of notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, and notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $270,000 and $1.1 million as of July 31, 2007 and January 31, 2007, respectively. The notes and advances payable to related parties consist of:

	July 31, 2007	January 31, 2007
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	$35,166	$41,985

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	12,326	15,280

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	12,326	15,280

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	10,626	13,172

Revolving line of credit to Rare Earth Financial, L.L.C., affiliate of Mr. Wirth, bearing interest at 7% per annum, and secured by the Partnership’s ownership interest in Tucson St. Mary’s Hospitality LLC. Due in monthly interest installments with unpaid principal due in March 2008.	200,000	1,000,000

Totals	$270,444	$1,085,717

5. NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.75% as of July 31, 2007), with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. During the first quarter, the Trust paid down the line of credit to zero and maintained a zero balance for a period of 30 days. The line of credit matures on February 18, 2008. As of July 31, 2007 and January 31, 2007, the Trust had drawn $602,407 and $749,777 of the funds available under the line or credit, respectively.

On February 23, 2007, Tucson Saint Mary’s Suite Hospitality, an entity owned by the Partnership, established a $2 million non-revolving line of credit. The interest rate applied to the unpaid principal balance is the prime rate as published by the Wall Street Journal plus 0.75%. The initial interest rate was 9.00%. The line of credit is secured by the Tucson Saint Mary’s hotel property and matures on February 23, 2008. As of July 31, 2007, $1.5 million was borrowed under the line of credit to pay down debt and to pay for renovations to that hotel. The interest rate at July 31, 2007 was 9.00%.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $891,946 and $887,876 in cash for interest for the six months ended July 31, 2007 and 2006, respectively.

During the second quarter of fiscal year 2008, the Trust issued 36,000 Shares of Beneficial Interest, with a total value of $46,080, to the Trustees as payment for their services for fiscal year 2008.

During the second quarter of fiscal year 2008, the Trust issued a promissory note to an unrelated third party for $35,000 in exchange for 27,636 Class A limited partnership units in the Partnership.

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

7. INCOME TAXES

The Trust has recorded net income tax provisions of $44,286 and $77,650 for the six months ended July 31, 2007 and 2006, respectively, which included a tax benefit of $233,638 and $210,000, respectively, from the utilization of federal net operating loss carryforwards. The Trust has recorded net income tax benefits of $31,107 and $850 for the three months ended July 31, 2007 and 2006. The Trust has a current income tax receivable of $2,901 as of July 31, 2007 and a current income tax payable of $31,805 as of January 31, 2007.  At July 31, 2007 and January 31, 2007, the Trust maintained a 100% valuation allowance of $1,036,225 and $1,227,000, respectively, against its net deferred income tax assets. On July 31, 2007 the Trust has net operating loss carryforwards of $11.3 and $1.3 million for federal and state, respectively.

On February 1, 2007 the Trust adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. Pursuant to FIN 48, the Trust identified, evaluated and measured the amount of income tax benefits to be recognized for the Trust’s income tax positions. The Trust has concluded that there are no material uncertain tax positions requiring recognition in the financial statements. As a result of the adoption of FIN 48, the Trust has not recognized any change to the January 31, 2007 balance in retained earnings. At January 31, 2007 and July 31, 2007, the Trust had no unrecognized tax benefits that, if recognized, would affect the Trust’s effective income tax rate in future periods other than the benefits from net operating loss carryforwards that are offset by a valuation allowance.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at January 31, 2007 and no accrued interest or penalties at July 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. See Income Taxes at Note 7.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Trust’s consolidated financial statements.

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

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. The operating performance of the Trust is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 74.6%, relatively consistent with the prior year period. ADR increased $5.11, or 7.0%, to $78.48. The sharp increase in ADR resulted in an increase of $3.53, or 6.4%, in REVPAR to $58.56 from $55.03 in the prior year period.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2007	2006
OCCUPANCY	74.6%	75.0%
AVERAGE DAILY RATE (ADR)	$78.48	$73.37
REVENUE PER AVAILABLE ROOM (REVPAR)	$58.56	$55.03

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE SIX MONTHS ENDED JULY 31, 2007 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2006

A summary of the operating results for the six months ended July 31, 2007 and 2006 is:

	2007	2006	Change	% Change
Revenue	$11,443,638	$11,435,223	$8,415	<1.0%
Operating Income	$1,415,320	$1,168,683	$246,637	21.1%
Net Income Attributable to Shares of Beneficial Interest	$547,520	$344,995	$202,525	58.7%
Net Income Per Share - Basic	$0.06	$0.04	$0.02	50.0%
Net Income Per Share - Diluted	$0.04	$0.02	$0.02	100.0%

Total Trust revenue was $11.4 million for the six months ended July 31, 2007, consistent with the prior year period. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 4.8% to $9.7 million from $9.2 million when comparing the six months ended July 31, 2007 and 2006, respectively, primarily due to higher average rates realized through the Trust’s rate management efforts.

Total expenses decreased $235,000, or 2.1%, to $10.9 million when comparing the six months ended July 31, 2007 and 2006. Total operating expenses decreased $238,000, or 2.3%, to $10.0 million from $10.3 million for the six months ended July 31, 2007 and 2006, respectively. The decreases are primarily due to decreased payroll expenses resulting from the termination on the San Diego, California management agreement during the third quarter of fiscal year 2007.

General and administrative expenses increased $204,000, or 13.0%, to $1.8 million from $1.6 million when comparing the six months ended July 31, 2007 and 2006, respectively. This is primarily due to $85,000 of workers’ compensation expense incurred by InnSuites Hotels, Inc. relating to a prior year policy audit and additional payroll and other administrative expenses at the corporate location.

Hotel property depreciation expenses decreased $60,000, or 5.8%, to $978,000 from $1.0 million when comparing the six months ended July 31, 2007 and 2006, respectively. This is primarily due to depreciation incurred in fiscal year 2007 related to fixtures, furniture and equipment at the San Diego, California location that was sold during the third quarter of fiscal year 2007.

Total interest expense was $897,000 for the six months ended July 31, 2007, consistent with the prior year period total of $893,000.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED JULY 31, 2007 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2006

A summary of the operating results for the three months ended July 31, 2007 and 2006 is:

	2007	2006	Change	% Change
Revenue	$4,938,295	$4,923,168	$15,127	<1.0%
Operating Loss	$(159,121)	$(106,091)	$(53,030)	(50.0)%
Net Loss Attributable to Shares of Beneficial Interest	$(354,311)	$(340,610)	$(13,701)	(4.0)%
Net Loss Per Share - Basic	$(0.04)	$(0.04)	$0.00	0.0%
Net Loss Per Share - Diluted	$(0.04)	$(0.04)	$0.00	0.0%

Total Trust revenue was $4.9 million for the three months ended July 31, 2007, consistent with the prior year period. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 6.5% to $4.0 million from $3.8 million when comparing the three months ended July 31, 2007 and 2006, respectively, primarily due to higher average rates realized through the Trust’s rate management efforts.

Total expenses were $5.5 million for the three months ended July 31, 2007, an increase of $51,000, or less than 1.0%, compared to the prior year period. Total operating expenses increased $68,000, or 1.4%, to $5.1 million from $5.0 million for the three months ended July 31, 2007 and 2006, respectively.

General and administrative expenses increased $247,000, or 34.3%, to $968,000 from $721,000 when comparing the three months ended July 31, 2007 and 2006, respectively. This is primarily due to $85,000 of workers’ compensation expense incurred by InnSuites Hotels, Inc. relating to a prior year policy audit and additional professional fees incurred at the corporate location.

Hotel property depreciation expenses decreased $37,000, or 7.0%, to $488,000 from $525,000 when comparing the six months ended July 31, 2007 and 2006, respectively. This is primarily due to depreciation incurred in fiscal year 2007 related to fixtures, furniture and equipment at the San Diego, California location that was sold during the third quarter of fiscal year 2007.

Total interest expense was $433,000 for the three months ended July 31, 2007, a decrease of $17,000, or 3.8%, from the prior year period total of $451,000.

FUNDS FROM OPERATIONS (FFO)

The Trust recognizes that industry analysts and investors use Funds From Operations ("FFO") as a financial measure to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, as amended January 1, 2000, which is calculated (in the Trust's case) as net income or loss (computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	For the Six Months Ended July 31,		For the Three Months Ended July 31,
	2007	2006	2007	2006

Net Income (Loss) Attributable to Shares of Beneficial Interest	$547,520	$344,995	$(354,311)	$(340,610)
Hotel Property Depreciation	978,453	1,038,880	488,026	524,529
Loss on Disposition of Hotels	773	1,628	—	652
Minority Interest Share of Depreciation and (Gain) Loss on Dispositions	(226,399)	(249,908)	(112,632)	(125,658)
Funds from Operations	$1,300,347	$1,135,595	$21,083	$58,913

Funds from Operations increased approximately $165,000 for the six month period ended July 31, 2007, reflecting an increase of 14.5%, when compared to the prior year period. The increase was due primarily to stronger operating results at the hotel properties. Funds from Operations decreased approximately $38,000 for the three month period ended July 31, 2007, reflecting a decrease of 64.2% from the prior year period. The decrease was due primarily to increased administrative costs at the corporate level.

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

The Trust has principal of $483,654 due and payable for the remainder of fiscal year 2008 under mortgage notes payable. For the twelve months between August 1, 2007 and July 31, 2008, the Trust has principal of $925,582 due and payable under mortgage notes payable. The Trust anticipates that cash flows from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2008 under notes and advances payable to Mr. Wirth and his affiliates. The Trust had $400,000 due to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, in March 2006. The Trust satisfied this note using the line of credit established by the Partnership with Rare Earth Financial in March 2006. On December 1, 2006, the Partnership amended this line of credit agreement to increase the maximum amount the Partnership can borrow under the line of credit from $700,000 to $1.0 million. The Trust has $200,000 due on the line of credit as of July 31, 2007. For the twelve months between August 1, 2007 and July 31, 2008, the Trust has principal due and payable under notes payable of $200,000 to Mr. Wirth and his affiliates.

The Trust has no principal due and payable in fiscal 2008 on the $2.0 million non-revolving line of credit secured by the Tucson Saint Mary’s hotel property. As of July 31, 2007, the Trust has borrowed $1.5 million, which is due and payable in the first quarter of fiscal 2009. The Trust anticipates that cash flows from operations will be sufficient to satisfy this obligation when it becomes due.

The Trust entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.75% as of July 31, 2007), with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. During the first quarter, the Trust paid down the line of credit to zero and maintained a zero balance for a period of 30 days. The line of credit matures on February 18, 2008. As of July 31, 2007, the Trust had drawn $602,407 of the funds available under the line or credit.

The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of the Trust’s properties. As of July 31, 2007, $103,136 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2007, the Hotels spent $411,278 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $708,016 and $716,922 during the six-month periods ended July 31, 2007 and July 31, 2006, respectively and spent $353,378 and $378,483 during the three-month periods ended July 31, 2007 and July 31, 2006, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2007, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust’s debt structure during the six months ended July 31, 2007.

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

The Trust identified one reportable condition under standards established by the American Institute of Certified Public Accountants that constituted a material weakness. The material weakness involved two instances of equity transactions not being timely recorded in the Trust’s accounting records. Management and the auditor agreed that this is a material weakness in internal controls. Management has implemented new internal control procedures at its main office in order to improve and re-establish effective control over its recording of equity transactions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the six months ended July 31, 2007, the Trust acquired 84,990 Shares of Beneficial Interest in open market transactions at an average price of $1.36 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust remains authorized to repurchase an additional 350,000 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 - May 31, 2007	29,500	$1.27	29,500	21,603
June 1 - June 30, 2007	34,200	$1.45	30,400	0	(1)
July 1 - July 31, 2007	6,240	$1.51	6,240	0	(1)

(1) On September 10, 2007, the Board of Trustees ratified and approved the limited partnership unit and Share of Beneficial Interest repurchases that occurred during the period from June 1, 2007 through September 10, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust held its 2007 Annual Meeting of Shareholders on July 12, 2007. The nominees listed below were elected as Trustees of the Trust to hold office for a term expiring at the 2010 Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified. Tabulated below is the number of Shares of Beneficial Interest cast for and withheld with respect to the election of the Trustee nominees:

Name	For	Withheld
James F. Wirth	8,023,861	150,705
Peter A. Thoma	8,085,282	89,284

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

INNSUITES HOSPITALITY TRUST

Dated:	September 14, 2007	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	September 14, 2007	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer