Form 10-Q
period 2007-10-31
INNSUITES HOSPITALITY TRUST
filed 2007-12-14
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of December 10, 2007: 9,172,454

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2007	JANUARY 31, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$362,945	$202,691
Restricted Cash	119,035	128,284
Accounts Receivable, including $260,210 and $0 from related parties, net of Allowance for Doubtful Accounts of $41,000 and $115,000, as of October 31, and January 31, 2007, respectively	681,344	752,232
Prepaid Expenses and Other Current Assets	465,225	485,636
Total Current Assets	1,628,549	1,568,843
Property, Plant and Equipment, net	221,444	183,240
Hotel Properties, net	-	29,471,702
Hotel Properties Held for Sale, net	29,120,170	-
Long-Term Portion of Deferred Finance Costs	113,542	140,245
Long-Term Deposits	14,987	14,987
TOTAL ASSETS	$31,098,692	$31,379,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses, including $1,754 and $518,206 accrued interest and payables to related parties as of October 31, and January 31, 2007, respectively	$1,963,270	$2,970,080
Notes Payable to Banks	2,124,488	749,777
Current Portion of Mortgage Notes Payable	903,652	926,464
Current Portion of Other Notes Payable	85,638	109,486
Current Portion of Notes Payable to Related Parties	327,756	31,086
Total Current Liabilities	5,404,804	4,786,893
Mortgage Notes Payable	17,167,554	17,939,187
Notes Payable to Related Parties	29,849	1,054,631
Other Notes Payable	99,815	126,413

TOTAL LIABILITIES	22,702,022	23,907,124

MINORITY INTEREST IN PARTNERSHIP	874,716	930,192

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,169,956 and 9,195,856 shares issued and outstanding at October 31, and January 31, 2007, respectively	18,101,621	17,030,891
Treasury Stock, 7,604,720 and 7,536,970 shares held at October 31, and January 31, 2007, respectively	(10,579,667)	(10,489,190)
TOTAL SHAREHOLDERS’ EQUITY	7,521,954	6,541,701
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,098,692	$31,379,017

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2007	2006

REVENUE
Room	$12,997,086	$12,075,291
Food and Beverage	922,857	920,994
Telecommunications	26,769	25,567
Other	309,511	314,704
Management and Trademark Fees, including $293,941 and $265,409 from related parties, for the nine months ended October 31, 2007 and 2006, respectively	305,841	376,755
Payroll Reimbursements, including $2,388,206 and $2,238,005 from related parties, for the nine months ended October 31, 2007 and 2006, respectively	2,388,206	2,743,718
TOTAL REVENUE	16,950,270	16,457,029

OPERATING EXPENSES
Room	3,264,537	3,060,190
Food and Beverage	807,250	828,680
Telecommunications	62,336	84,745
General and Administrative	2,457,785	2,387,027
Sales and Marketing	1,004,318	941,298
Repairs and Maintenance	1,045,304	1,056,666
Hospitality	575,961	565,685
Utilities	934,556	905,560
Hotel Property Depreciation	993,981	1,538,747
Real Estate and Personal Property Taxes, Insurance and Ground Rent	870,745	847,414
Other	44,568	115,684
Payroll Expenses	2,388,206	2,743,718
TOTAL OPERATING EXPENSES	14,449,547	15,075,414
OPERATING INCOME	2,500,723	1,381,615
Gain on Disposition of Hotels	-	138,751
Interest Income	1,028	2,140
TOTAL OTHER INCOME	1,028	140,891
Interest on Mortgage Notes Payable	1,211,573	1,281,744
Interest on Notes Payable to Banks	109,240	26,160
Interest on Notes Payable and Advances to Related Parties	22,429	32,656
Interest on Other Notes Payable	11,406	16,314
TOTAL INTEREST EXPENSE	1,354,648	1,356,874

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	1,147,103	165,632
PLUS MINORITY INTEREST	39,502	267,512
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	1,186,605	433,144
INCOME TAX PROVISION (Note 7)	(92,144)	(94,350)
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$1,094,461	$338,794
NET INCOME PER SHARE - BASIC	$0.12	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,191,881	9,263,591
NET INCOME PER SHARE - DILUTED	$0.08	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,127,793	13,291,335

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2007	2006

REVENUE
Room	$4,092,758	$3,678,951
Food and Beverage	354,547	319,608
Telecommunications	9,470	9,205
Other	115,924	86,330
Management and Trademark Fees, including $95,560 and $80,594 from related parties, for the three months ended October 31, 2007 and 2006, respectively	98,488	99,810
Payroll Reimbursements, including $835,445 and $739,776 from related parties, for the three months ended October 31, 2007 and 2006, respectively	835,445	827,902
TOTAL REVENUE	5,506,632	5,021,806

OPERATING EXPENSES
Room	1,089,685	923,424
Food and Beverage	262,504	263,033
Telecommunications	13,165	18,830
General and Administrative	683,548	816,363
Sales and Marketing	350,937	282,868
Repairs and Maintenance	337,288	339,744
Hospitality	185,883	193,778
Utilities	341,352	342,801
Hotel Property Depreciation	15,528	499,867
Real Estate and Personal Property Taxes, Insurance and Ground Rent	283,942	259,704
Other	21,952	40,560
Payroll Expenses	835,445	827,902
TOTAL OPERATING EXPENSES	4,421,229	4,808,874
OPERATING INCOME	1,085,403	212,932
Gain on Disposition of Hotels	-	138,751
Interest Income	349	894
TOTAL OTHER INCOME	349	139,645
Interest on Mortgage Notes Payable	398,688	427,303
Interest on Notes Payable to Banks	48,462	17,822
Interest on Notes Payable and Advances to Related Parties	7,079	14,305
Interest on Other Notes Payable	3,911	4,917
TOTAL INTEREST EXPENSE	458,140	464,347

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	627,612	(111,770)
(LESS) PLUS MINORITY INTEREST	(32,332)	122,240
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	595,280	10,470
INCOME TAX PROVISION (Note 7)	(47,858)	(16,700)
NET INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$547,422	$(6,230)
NET INCOME (LOSS) PER SHARE - BASIC	$0.06	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,180,360	9,249,716
NET INCOME (LOSS) PER SHARE - DILUTED	$0.04	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,088,879	9,249,716

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$1,094,461	$338,794
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided By Operating Activities:
Minority Interest	(39,502)	(267,512)
Provision for Uncollectible Receivables	(7,386)	72,099
Deferred Stock Compensation Expense	34,560	77,733
Depreciation and Amortization	1,020,684	1,565,450
Loss (Gain) on Disposal of Hotel Properties	4,182	(137,097)
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	78,274	(159,785)
Increase in Prepaid Expenses and Other Assets	31,931	28,115
(Decrease) Increase in Accounts Payable and Accrued Expenses	(1,006,810)	126,726
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,210,394	1,644,523

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	9,249	184,806
Cash Received from Sale of Hotel Properties	3,500	160,000
Improvements and Additions to Hotel Properties	(688,335)	(1,286,694)
NET CASH USED IN INVESTING ACTIVITIES	(675,586)	(941,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(794,445)	(826,266)
Payments on Notes Payable to Banks	(4,595,871)	(2,464,492)
Borrowings on Notes Payable to Banks	5,970,582	2,620,226
Repurchase of Partnership Units	(650)	(246)
Repurchase of Treasury Stock	(140,612)	(78,286)
Payments on Notes and Advances Payable to Related Parties	(1,228,112)	(21,552)
Borrowings on Notes and Advances Payable to Related Parties	500,000	300,000
Payments on Other Notes Payable	(85,446)	(82,800)
NET CASH USED IN FINANCING ACTIVITIES	(374,554)	(553,416)
NET INCREASE IN CASH AND CASH EQUIVALENTS	160,254	149,219
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,691	34,251
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$362,945	$183,470

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007 AND JANUARY 31, 2007
AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at October 31, 2007 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

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

The Trust’s general partnership interest in the Partnership was 70.42% and 69.89% on October 31, 2007 and January 31, 2007, respectively. The weighted average for the nine months ended October 31, 2007 and 2006 was 70.21% and 69.51%, respectively. The weighted average for the three months ended October 31, 2007 and 2006 was 70.42% and 69.53%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of October 31, 2007 and January 31, 2007, a total of 500,581 and 570,067, respectively, Class A limited partnership units were issued and outstanding. Additionally, as of October 31, 2007 and January 31, 2007, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,908,519 Shares of Beneficial Interest of the Trust. As of October 31, 2007 and January 31, 2007, 9,302,998 and 9,233,512 General Partner Units were held by the Trust, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ended January 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” For hotel properties held for use, if the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available or the present value of future undiscounted cash flows over the remaining life of the asset. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

HOTEL PROPERTIES HELD FOR SALE

The Trust will classify a hotel property as “held for sale” in the period (generally not to exceed one year) in which (1) it has made the decision to actively seek a buyer of the property and (2) it is reasonable to expect the sale of a hotel property to be completed in one year and/or (3) a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of refundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner. If these criteria are met, the Trust will record an impairment loss if the fair value less the costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation.

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

For the nine month periods ended October 31, 2007 and 2006, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,935,912 and 4,027,744 for the first nine months of fiscal year 2008 and 2007, respectively and the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,908,519 and 4,025,225 for the three months ended October 31, 2007 and 2006, respectively. For the three months ended October 31, 2006, these units are not included in diluted earnings per share as their inclusion would have an anti-dilutive effect.

The following is a reconciliation of basic earnings per share to diluted earnings per share (there is no dilutive effect for the three month period ended October 31, 2006):

	For the nine months ended
	October 31, 2007	October 31, 2006

Income attributable to Shares of Beneficial Interest	$1,094,461	$338,794
Less: Income attributable to minority interest unit holders	(39,502)	(267,512)
Income attributable to Shares of Beneficial Interest after unit conversion	$1,054,959	$71,282

Weighted average common shares outstanding	9,191,881	9,263,591
Plus: Weighted average incremental shares resulting from unit conversion	3,935,912	4,027,744
Weighted average common shares outstanding after unit conversion	13,127,793	13,291,335

Basic Earnings Per Share	$0.12	$0.04
Diluted Earnings Per Share	$0.08	$0.01

For the three months ended
October 31, 2007

Income attributable to Shares of Beneficial Interest	$547,422
Plus: Income attributable to minority interest unit holders	32,332
Income attributable to Shares of Beneficial Interest after unit conversion	$579,754

Weighted average common shares outstanding	9,180,360
Plus: Weighted average incremental shares resulting from unit conversion	3,908,519
Weighted average common shares outstanding after unit conversion	13,088,879

Basic Earnings Per Share	$0.06
Diluted Earnings Per Share	$0.04

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Trust’s consolidated financial statements.

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

In June 2006, the FASB issued the Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation),” which permits entities to present certain taxes assessed by a governmental authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority but may choose to do so. EITF Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Trust reports it revenue net of sales taxes. Management plans to continue to report revenue net of sales tax.

3. STOCK-BASED COMPENSATION

In December 2004, SFAS No. 123 (revised 2004) was issued. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement establishes standards for accounting for transactions in which an entity exchanges its equity securities for goods and services. The Trust adopted this Statement during fiscal year 2006.

During the first nine months of fiscal year 2007, the Trust issued 99,300 restricted shares to its Trustees, officers and other key employees with a total fair value of $134,055. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the first nine months of fiscal year 2007, the Trust recognized expense on these shares totaling $77,733. The shares became fully vested on December 31, 2006.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2006	—	—
Granted	99,300	$1.35
Vested	99,300	$1.35
Forfeited	—	—
Balance of unvested awards at January 31, 2007	—	NA

During the second quarter of fiscal year 2008, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $46,080. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the second quarter of fiscal year 2008, the Trust recognized expense on these shares totaling $23,040.

During the third quarter of fiscal year 2008, the Trust recognized expense on these shares totaling $11,520. The following table summarizes restricted share activity during the nine months ended October 31, 2007:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2007	—	—
Granted	36,000	$1.28
Vested	(36,000)	$1.28
Forfeited	—	—
Balance of unvested awards at October 31, 2007	—	NA

No cash was paid out or received by the Trust relating to restricted share awards during the nine months ended October 31, 2007 or 2006.

4. RELATED PARTY TRANSACTIONS

As of October 31, 2007 and 2006, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2007 and 2006, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $22,480 and $31,547 for the nine months ended October 31, 2007 and 2006, respectively. The Trust recognized interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $18,463 and $27,133 for the nine months ended October 31, 2007 and 2006, respectively. The Trust had accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $1,754 and $5,771 as of October 31, 2007 and January 31, 2007, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $3,966 and $5,523 for the nine months ended October 31, 2007 and 2006, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of October 31, 2007 and January 31, 2007.

Notes and advances payable to related parties at October 31, 2007 and January 31, 2007 consist of notes payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, and notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $358,000 and $1.1 million as of October 31, 2007 and January 31, 2007, respectively. The notes and advances payable to related parties consist of:

	October 31, 2007	January 31, 2007
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	$31,666	$41,985

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	10,810	15,280

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	10,810	15,280

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	9,319	13,172

Revolving line of credit to Rare Earth Financial, L.L.C., affiliate of Mr. Wirth, bearing interest at 7% per annum, and secured by the Partnership’s ownership interest in Tucson St. Mary’s Hospitality LLC. Due in monthly interest installments with unpaid principal due in March 2008.	295,000	1,000,000

Totals	$357,605	$1,085,717

5. NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.25% as of October 31, 2007), with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. During the first quarter, the Trust paid down the line of credit to zero and maintained a zero balance for a period of 30 days. The line of credit matures on February 18, 2008. As of October 31, 2007 and January 31, 2007, the Trust had drawn $124,488 and $749,777 of the funds available under the line or credit, respectively.

On February 23, 2007, Tucson Saint Mary’s Suite Hospitality, an entity owned by the Partnership, established a $2 million non-revolving line of credit. The interest rate applied to the unpaid principal balance is the prime rate as published by the Wall Street Journal plus 0.75%. The initial interest rate was 9.00%. The line of credit is secured by the Tucson Saint Mary’s hotel property and matures on February 23, 2008. As of October 31, 2007, $2.0 million was borrowed under the line of credit to pay down debt and to pay for renovations to that hotel. The interest rate at October 31, 2007 was 8.5%.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,342,102 and $1,336,570 in cash for interest for the nine months ended October 31, 2007 and 2006, respectively.

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

7. INCOME TAXES

The Trust has recorded income tax provisions of $92,144 and $94,350 for the nine months ended October 31, 2007 and 2006, respectively, which included a tax benefit of $381,631 and $271,803, respectively, from the utilization of federal net operating loss carryforwards. The Trust recorded income tax provisions of $47,858 and $16,700 for the three months ended October 31, 2007 and 2006, respectively, which included a tax benefit of $147,933 and $61,803, respectively, from the utilization of federal net operating loss carryforwards. The Trust has a current income tax payable of $44,957 and $31,805 as of October 31, 2007 and January 31, 2007.  At October 31, 2007 and January 31, 2007, the Trust maintained a 100% valuation allowance of $784,993 and $1,226,980, respectively, against its net deferred income tax assets. On October 31, 2007 the Trust has federal net operating loss carryforwards of $9.9 million. There are no state net operating loss carryforwards as of October 31, 2007.

On February 1, 2007 the Trust adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Pursuant to FIN 48, the Trust identified, evaluated and measured the amount of income tax benefits to be recognized for the Trust’s income tax positions. The Trust has concluded that there are no material uncertain tax positions requiring recognition in the financial statements. As a result of the adoption of FIN 48, the Trust has not recognized any change to the January 31, 2007 balance in retained earnings. At January 31, 2007 and October 31, 2007, the Trust had no unrecognized tax benefits that, if recognized, would affect the Trust’s effective income tax rate in future periods other than the benefits from net operating loss carryforwards that are offset by a valuation allowance.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at January 31, 2007 and no accrued interest or penalties at October 31, 2007.

8. HOTEL PROPERTIES HELD FOR SALE

On August 1, 2007, the Trust determined it was appropriate to classify the five Hotels it owns as “Held for Sale.” The Trust is actively seeking buyers for its properties and it is reasonable to expect all five Hotels will be sold within one year. The Trust has engaged the services of several hotel brokers and is independently advertising its Hotels for sale.

The sale of the Hotels is part of the Trust’s long-term strategic plan to migrate the focus of the Trust from a hotel owner and operator to a hospitality service company by expanding its trademark license, management, reservation and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have been reducing real estate holdings and concentrating on hospitality services. The Trust began its long-term corporate strategy when it relinquished its REIT status in January 2004, which prevented the Trust from providing hospitality services to hotels. Then, in June 2004, the Trust acquired its trademark license and management agreements and began providing services to its Hotels. On July12, 2007, the Board of Trustees voted to list and/or present for sale all five of the Trust’s hotel properties.

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of October 31, 2007
Hotel Property	Book Value	Mortgage Balance (Tucson City Center, Total)	Listed Sales Price
Albuquerque	$1,706,122	$1,079,419	$6,750,000
Ontario	6,824,640	8,175,180	24,900,000
Tucson Oracle	5,097,052	3,623,210	14,400,000
Tucson City Center	9,173,784	6,034,814	12,500,000
Yuma	6,318,572	1,158,583	15,500,000
	$29,120,170	$20,071,206	$74,050,000

There is no assurance that the listed sales price for the individual hotel properties will be realized, however the Trust’s management believes that these sales prices are reasonable based on local market conditions and comparable sales. Changes in market conditions may result in the Trust changing one or all of the sales prices.

None of the above-listed properties are reported as discontinued operations in the Trust’s financial statements. Based on criteria of EITF Abstract Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the Trust concluded that reporting any of the above-listed properties as discontinued operations is not necessary when the Trust reasonably expects to maintain significant continuing involvement. The Trust provides trademark licensing, management, reservation and advertising services to all the hotel properties listed above and expects to continue the trademark licensing services, which include the reservation and advertising services, and/or continue the management services, which also includes the reservation and advertising services, after the Hotels are sold. The Trust believes either of these services provide the Trust with the ability to significantly influence the operating and financial policies of these Hotels.

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

HOTEL PROPERTIES HELD FOR SALE

The Trust classified its five Hotels as “Held for Sale” as of August 1, 2007, which is part of the Trust’s long-term strategic plan to migrate the focus of the Trust from a hotel owner to a hospitality service company by expanding its trademark license, management, reservation and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have been reducing real estate holdings and concentrating on hospitality services. The Trust began its long-term corporate strategy when it relinquished its REIT status in January 2004, which prevented the Trust from providing hospitality services to hotels. Then, in June 2004, the Trust acquired its trademark license and management agreements and began providing services to its Hotels. On July12, 2007, the Board of Trustees voted to list and/or present for sale all five of the Trust’s hotel properties. The sale of the Hotels will provide the Trust with additional capital, some of which will be needed to complete the transformation to a hospitality service company following the lead of other hotel chains.

Proceeds from the sale of the Hotels will be used as needed to support hospitality service operations as cash flows from current operations, primarily the sale of hotel rooms, declines with sale of the Hotels. With the acquisition of additional contracts for services and the reduction of expenses in other areas, additional capital from the sale of the Hotels will be marginal. The Trust estimates that the transformation to a hospitality service company will add approximately $200,000 in salary and travel expenses to its current annual administrative expenses of approximately $1.0 million, partially offset over time by a reduction in operations. The additional expense is for sales personal to market trademark license, management, reservation and advertising services.

Initially, the Trust will focus its sales efforts in the western region of the United States and concentrate its marketing efforts on unbranded hotels and hotels that are changing brands. The Trust expects the fees for its trademark license and management services to range from 1/2% to 4% of room revenue depending on the services provided. In addition to the trademark license and management services, advertising services will be required at a fee ranging from 1/2% to 1% of room revenue. Reservation fees are expected to range from $5.00 to $15.00 per reservation depending on the number of room nights included in the reservation. Each hotel will also be expected to sign up with an independent global distribution system to receive domestic and international reservations from travel agents, airlines and the internet reservation services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. (See Note 7 - "Income Taxes.")

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

    In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Trust’s consolidated financial statements.

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

In June 2006, the FASB issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation),” which permits entities to present certain taxes assessed by a governmental authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority but may choose to do so. EITF Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Trust reports it revenue net of sales taxes. Management plans to continue to report revenue net of sales tax.

RESULTS OF OPERATIONS

The expenses of the Trust consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. The operating performance of the Trust is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 73.7%, relatively consistent with the prior year period. ADR increased $5.13, or 7.1%, to $76.95. The sharp increase in ADR resulted in an increase of $4.24, or 8.1%, in REVPAR to $56.71 from $52.47 in the prior year period.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	For The Nine Months Ended
	October 31,
	2007	2006
OCCUPANCY	73.7%	73.1%
AVERAGE DAILY RATE (ADR)	$76.95	71.82
REVENUE PER AVAILABLE ROOM (REVPAR)	$56.71	52.47

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS OF THE TRUST FOR THE NINE MONTHS ENDED OCTOBER 31, 2007 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2006

A summary of the operating results for the nine months ended October 31, 2007 and 2006 is:

	2007	2006	Change	% Change
Revenue	$16,950,270	$16,457,029	$493,241	3.0%
Operating Income	$2,500,723	$1,381,615	$1,119,108	81.0%
Gain on Disposition of Hotels	$-	$138,751	$(138,751)	(100.0)%
Net Income Attributable to Shares of Beneficial Interest	$1,094,461	$338,794	$755,667	>100.0%
Net Income Per Share - Basic	$0.12	$0.04	$0.08	>100.0%
Net Income Per Share - Diluted	$0.08	$0.01	$0.07	>100.0%

Total Trust revenue was $17.0 million for the nine months ended October 31, 2007, an increase of $493,000, or 3.0%, from the prior year period. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 6.9% to $14.3 million from $13.3 million when comparing the nine months ended October 31, 2007 and 2006, respectively, primarily due to higher average rates realized through the Trust’s rate management efforts.

Total expenses decreased $628,000, or 3.8%, to $15.8 million when comparing the nine months ended October 31, 2007 and 2006. Total operating expenses decreased $626,000, or 4.2%, to $14.4 million from $15.1 million for the nine months ended October 31, 2007 and 2006, respectively. The decreases are primarily due to decreased depreciation due to cessation of depreciation on the hotel properties held for sale beginning August 1, 2007, decreased payroll expenses resulting from the termination on the San Diego, California management agreement during the third quarter of fiscal year 2007, partially offset by increased hotel operating expenses related to higher revenues.

General and administrative expenses increased $71,000, or 3.0%, to $2.5 million from $2.4 million when comparing the nine months ended October 31, 2007 and 2006, respectively. This is primarily due to $85,000 of workers’ compensation expense incurred by InnSuites Hotels, Inc. relating to a prior year policy audit and additional payroll and other administrative expenses at the corporate location.

Hotel property depreciation expenses decreased $545,000, or 35.4%, to $994,000 when comparing the nine months ended October 31, 2007 and 2006, respectively. This is primarily due to the cessation of depreciation on the hotel properties that were reclassified as “Held for Sale” on August 1, 2007, and depreciation incurred in fiscal year 2007 related to fixtures, furniture and equipment at the San Diego, California location that was sold during the third quarter of fiscal year 2007.

Total interest expense was $1.4 million for the nine months ended October 31, 2007, consistent with the prior year period total.

RESULTS OF OPERATIONS OF THE TRUST FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2006

A summary of the operating results for the three months ended October 31, 2007 and 2006 is:

	2007	2006	Change	% Change
Revenue	$5,506,632	$5,021,806	$484,826	9.7%
Operating Income	$1,085,403	$212,932	$872,471	>100.0%
Gain on Disposition of Hotels	$-	$138,751	$(138,751)	100.0%
Net Income (Loss) Attributable to Shares of Beneficial Interest	$547,422	$(6,230)	$553,652	>100.0%
Net Income (Loss) Per Share - Basic	$0.06	$(0.00)	$0.06	>100.0%
Net Income (Loss) Per Share - Diluted	$0.04	$(0.00)	$0.04	>100.0%

Total Trust revenue was $5.5 million for the three months ended October 31, 2007, an increase of $485,000, or 9.7%, when compared with the prior year period total of $5.0 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 11.7% to $4.6 million from $4.1 million when comparing the three months ended October 31, 2007 and 2006, respectively, primarily due to higher occupancy and average rates, primarily at the southern Arizona properties.

Total expenses were $4.9 million for the three months ended October 31, 2007, a decrease of $394,000, or 7.5%, compared to the prior year period. Total operating expenses decreased $388,000, or 8.1%, to $4.4 million from $4.8 million for the three months ended October 31, 2007 and 2006, respectively. The decreases were primarily a result of the cessation of depreciation on the hotel properties held for sale.

General and administrative expenses decreased $133,000, or 16.3%, to $684,000 from $816,000 when comparing the three months ended October 31, 2007 and 2006, respectively. This is primarily due to a decrease of $73,000 in bad debt expense at the Hotels due to more effective collection efforts and decreased corporate office expenses.

Hotel property depreciation expense was $16,000 for the three months ended October 31, 2007, a decrease of $484,000, or 96.9%, from the prior year period. The decrease was a result of the cessation of depreciation on the hotel properties held for sale.

Total interest expense was $458,000 for the three months ended October 31, 2007, consistent with prior year period total of $464,000.

FUNDS FROM OPERATIONS (FFO)

The Trust recognizes that industry analysts and investors use Funds From Operations (“FFO”) as a financial measure to evaluate and compare equity REITs. The Trust also believes it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about the Trust's cash available for distributions, debt service and capital expenditures. The Trust follows the March 1995 interpretation of the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended January 1, 2000, which is calculated (in the Trust's case) as net income or loss (computed in accordance with GAAP, excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Trust's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, the Trust's FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2007	2006	2007	2006

Net Income (Loss) Attributable to Shares of Beneficial Interest	$1,094,461	$338,794	$547,422	$(6,230)
Hotel Property Depreciation	993,981	1,538,747	15,528	499,867
Loss (Gain) on Disposition of Hotels	4,182	(138,751)	3,409	(138,751)
Minority Interest Share of Depreciation and (Gain) Loss on Dispositions	(230,511)	(324,749)	(4,872)	(75,322)
Funds from Operations	$1,862,113	$1,414,041	$561,487	$279,564

FFO increased approximately $448,000 for the nine month period ended October 31, 2007, reflecting an increase of 31.7%, when compared to the prior year period. FFO increased approximately $282,000 for the three month period ended October 31, 2007, reflecting an increase of more than 100.0% from the prior year period. The increases were primarily due to stronger operating results at the hotel properties.

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

The Trust has principal of $222,458 due and payable for the remainder of fiscal year 2008 under mortgage notes payable. For the twelve months between November 1, 2007 and October 31, 2008, the Trust has principal of $903,652 due and payable under mortgage notes payable. The Trust anticipates that cash flows from operations will be sufficient to satisfy these obligations as they become due.

The Trust has no principal due and payable in fiscal year 2008 under notes and advances payable to Mr. Wirth and his affiliates. The Trust had $400,000 due to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, in March 2006. The Trust satisfied this note using the line of credit established by the Partnership with Rare Earth Financial in March 2006. On December 1, 2006, the Partnership amended this line of credit agreement to increase the maximum amount the Partnership can borrow under the line of credit from $700,000 to $1.0 million. The Trust has $295,000 due on this line of credit as of October 31, 2007. For the twelve months between November 1, 2007 and October 31, 2008, the Trust has principal due and payable under notes payable of $295,000 to Mr. Wirth and his affiliates.

The Trust has no principal due and payable in fiscal 2008 on the $2.0 million non-revolving line of credit secured by the Tucson Saint Mary’s hotel property. As of October 31, 2007, the Trust has borrowed $2.0 million, which is due and payable in the first quarter of fiscal 2009. The Trust anticipates that cash flows from operations will be sufficient to satisfy this obligation when it becomes due.

The Trust entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (8.25% as of October 31, 2007), with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. During the first quarter, the Trust paid down the line of credit to zero and maintained a zero balance for a period of 30 days. The line of credit matures on February 18, 2008. As of October 31, 2007, the Trust had drawn $124,487 of the funds available under the line or credit.

The Trust may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of the Trust’s properties. As of October 31, 2007, $119,035 was held in restricted capital expenditure funds and is included on the Trust’s Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2007, the Hotels spent $688,335 for capital expenditures. The Trust considers the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. As of August 1, 2007, the Trust ceased depreciation on “Hotels Held for Sale.” The Hotels also spent $1,045,304 and $1,056,666 during the nine-month periods ended October 31, 2007 and October 31, 2006, respectively and spent $337,288 and $339,744 during the three-month periods ended October 31, 2007 and October 31, 2006, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2007, the Trust has no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s plans and expectations regarding future sales of hotel properties; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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
•  competition;
•  any changes in the Trust’s financial condition or operating results due to dispositions of hotel properties;
•  insufficient resources to pursue our current hotel services strategies;
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

The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Trust borrows using fixed rate debt, when possible. There have been no significant changes in the Trust’s debt structure during the nine months ended October 31, 2007.

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

During its evaluation for the quarterly period ended July 31, 2007, the Trust identified one reportable condition under standards established by the American Institute of Certified Public Accountants that constituted a material weakness. The material weakness involved two instances of equity transactions not being timely recorded in the Trust’s accounting records. Management has corrected this weakness by hiring an additional accountant and by implementing new internal control procedures at its main office in order to improve and re-establish effective control over its recording of equity transactions.

Other than as described above, there was no change in the Trust’s internal control over financial reporting during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are actively seeking to sell all of the Hotels; however, we cannot provide assurance that any transactions will be successfully completed, that our financial results will not be adversely effected by the potential loss of management and/or trademark licensing revenue or that the pursuit of these sales of some or all of our Hotels will have a positive effect on our share price.

The Board of Trustees has evaluated the sale of some or all of the Hotels and has approved the listing for sale of all the Hotels. This process may or may not result in an agreement to sell some or all of the Hotels. In addition, the Trust’s ability to complete a sale of any of the Hotels will depend on numerous factors, some of which are outside the Trust’s control. If any or all of the Hotels are sold, our future management and/or licensing fees could be reduced if the purchaser did not continue to retain us to provide those services. Such a reduction could have an adverse effect on our financial results.

There are various uncertainties and risks relating to the potential sale of the Hotels, including:

•	diversion of management resources and disruption of our business;

•	the process may be time consuming and expensive and may result in the loss of business opportunities;

•	the Trust may not be able to successfully achieve the benefits of the sale of any of the Hotels; and

•	perceived uncertainties as to the Trust’s future direction may result in increased difficulties in recruiting and retaining employees, particularly senior management.

Even if a sale of a Hotel is completed, there can be no assurance that it will have a positive effect on the price of the Trust’s Shares of Beneficial Interest. The market price of the Trust’s Shares of Beneficial Interest could be highly volatile during the period while the Board of Trustees explores the sale of the Hotels and may continue to be more volatile if the Trust announces the sale of one of its Hotels.

We may be unable to sell any of the Hotels on terms that are acceptable to us, or at all.

Real estate investments generally cannot be sold quickly. Our ability to sell the Hotels may be limited by the availability of interested purchasers. We face competition for buyers of our Hotels. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would not accept. If we cannot find buyers for the Hotels that are designated for sale, we will not be able to implement our disposition strategy. In the event that we cannot fully execute the sale of the Hotels or realize the benefits therefrom, we will not be able to fully execute our long-term strategic plan.

We might fail to execute our long-term strategic plan or to operate successfully under our hospitality service company business model.

As of August 1, 2007, the Trust classified its five Hotels as “Held of Sale.” This was part of the Trust’s long-term strategic plan to migrate its focus from owning hotels to that of a hospitality service company. The modification of the Trust’s business model entails significant risks and costs, and the Trust might not succeed in operating within this model or under its long-term strategic plan for many reasons. These reasons include the risks that the Trust might not be able to earn adequate revenues from its hospitality service business or achieve sustained profitability. To accommodate its new business model, the Trust may need to hire new employees, but may have difficulty satisfying those needs. Employee concern about the transition of the Trust’s business or the effect of such changes on their workloads or continued employment might cause the current employees to seek or accept other employment, depriving the Trust of the human capital that it needs in order to succeed. The implementation of the Trust’s long-term strategic plan and the transition to the hospitality service business might also create uncertainties, causing the market price of the Trust’s Shares of  Beneficial Interest to fall and impairing the Trust’s ability to raise additional capital, if needed.

There are no other material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the nine months ended October 31, 2007, the Trust acquired 103,750 Shares of Beneficial Interest in open market transactions at an average price of $1.36 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. The Trust remains authorized to repurchase an additional 334,500 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 - August 31, 2007	3,260	$1.41	3,260	0	(1)
September 1 - September 30, 2007	9,600	$1.30	9,600	340,400
October 1 - October 31, 2007	5,900	$1.35	5,900	334,500

(1) On September 10, 2007, the Board of Trustees ratified and approved the limited partnership unit and Share of Beneficial Interest repurchases that occurred during the period from June 1, 2007 through September 10, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None. 3

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

INNSUITES HOSPITALITY TRUST

Dated:	December 14, 2007	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	December 14, 2007	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer