Form 10-K
period 2008-01-31
INNSUITES HOSPITALITY TRUST
filed 2008-05-15
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008.

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):.

Large Accelerated Filer ☐                                                      Accelerated Filer  ☐                                Non-Accelerated Filer  ☐                                                         Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2008, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the American Stock Exchange:  $4,936,273.

Number of Shares of Beneficial Interest outstanding as of April 28, 2008:   9,123,846.

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2008 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof)

PART I

Item 1.                      BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., an Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for nine hotels, and provides trademark license services for eleven hotels.  On January 31, 2008, the Trust owned a 70.66% sole general partner interest in the Partnership, which owned four InnSuites® hotels located in Arizona, New Mexico and southern California.  The Trust also owned one InnSuites® hotel located in Yuma, Arizona (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly owned subsidiary of the Trust, provides management services for the Hotels, four hotels owned by affiliates of James F. Wirth, the Trust’s Chairman, President and Chief Executive Officer, and one unrelated hotel property.  InnSuites Hotels also provides trademark and licensing services to the Hotels, four hotels owned by affiliates of Mr. Wirth and two unrelated hotel properties.  The Trust has 450 employees.

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

The Trust believes that a significant opportunity for revenue growth and profitability will arise from the skillful management and repositioning of the Trust’s Hotels or managed hotel properties for both increased occupancy and rates.  The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders.  The Trust seeks to achieve these objectives through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites® hotels brand in the southwestern region of the United States.  At this time, however, the Trust does not plan to acquire any additional hotels.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Positioning” for a more detailed discussion of the Trust’s strategic plans.

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

MANAGEMENT AND LICENSING CONTRACTS

In connection with the Trust’s relinquishment of its REIT status, the Trust no longer required the services of a separate management company. The Trust determined it was in its best interest to buy out the management contracts and licensing agreements in place with Suite Hospitality Management, Inc. (the “Management Company”) and directly manage the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels.  As a result of this buy out, the Management Company (which was the Trust’s variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”)) was no longer consolidated subsequent to the second quarter of fiscal year 2005.

Effective June 8, 2004, InnSuites Hotels acquired the management agreements under which the Management Company provided management services to the Hotels. In consideration of the acquisition, the stockholder of the Management Company received $20,000 and 90,000 Shares of Beneficial Interest of the Trust, reflecting a transaction value of approximately $159,500 in the aggregate. Following the acquisition, InnSuites Hotels now self-manages the Hotels.  InnSuites Hotels also manages four hotels owned by Mr. Wirth and his affiliates of Mr. Wirth.

Under the management agreements, InnSuites Hotels provides the personnel for the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels received 2.5% of gross revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal years 2008 and 2007.  Effective February 1, 2008, the management fees for InnSuites Hotels and the Partnership are set at 2.5% of room revenue and an additional monthly accounting fee of $2,000. These agreements expire on January 31, 2009.  InnSuites Hotels received 2% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal year 2007 and an additional monthly accounting fee of $2,000.  During fiscal year 2008, the management fees for these four hotels are set at 2.5% of room revenue.  Effective for fiscal 2009, the management fees for these four hotels will remain at 2.5% of room revenue and a monthly accounting fee of $2,000.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice, or 30-days written notice in the event the property changes ownership.  InnSuites Hotels received 5% of total revenue for managing the unrelated hotel in San Diego, California during fiscal year 2007.  This agreement was cancelled by the hotel owners giving 90-days written notice effective September 20, 2006.

InnSuites Hotels received 1.25% (2.50% for the hotel that does not carry a third-party franchise) of total revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal years 2008 and 2007 .  Effective February 1, 2008, the trademark license fees for the Hotels owned by the Partnership and the Trust are set at 1.25% of room revenue. The revenue and expenses related to these contracts have been eliminated in consolidation.  These agreements have no expiration date.  InnSuites Hotels received 1.25% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal year 2007.  Beginning February 1, 2007, the fees were fixed at 1.25% for two hotels owned by affiliates of Mr. Wirth that carry a third party franchise and 2.0% for the two hotels that do not carry a third-party franchise. Effective February 1, 2008, the fees for hotels owned by affiliates of Mr. Wirth is set at 1.25% of room revenue. These agreements have no expiration date and may be cancelled by either party with 12-months written notice, or 90-days written notice in the event the property changes ownership.  InnSuites Hotels received 2% of total revenue from the unrelated hotel in San Diego, California in exchange for licensing services during fiscal year 2007.  This agreement was cancelled by the hotel owners giving 90-days written notice effective September 20, 2006.   InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2008 and 2007.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice.  InnSuites Hotels received 30% of revenues generated from reservations provided by InnSuites Reservation Center to the unrelated hotel in Oceanside, California in exchange for licensing services during fiscal year 2008.  This agreement had no expiration date and could be cancelled by either party with 30-days written notice. This agreement was cancelled May 1, 2008.

FRANCHISE AGREEMENTS

InnSuites Hotels has entered into franchise arrangements with Best Western International with respect to four of the Hotels.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and are cancelable at the option of either party.  Best Western requires that the participating Hotels meet certain requirements for room quality, and such Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party franchise agreements received significant reservations through the Best Western reservation system.  Until February, 2005, InnSuites Hotels also had a franchise agreement with Holiday Inn relating to its Ontario, California hotel.  InnSuites Hotels terminated this agreement and the property now holds a franchise agreement with Best Western.  The Trust incurred $304,299 and $310,687 in total fees related to these agreements for the twelve months ended January 31, 2008 and 2007, respectively.

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

OTHER AVAILABLE INFORMATION

We also make available, free of charge, on our Internet website at www.innsuitestrust.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”).  The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission (http://www.sec.gov).

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

    A number of our prior transactions have involved dealings with Mr. Wirth, our founder, largest shareholder and Chief Executive Officer.  We may also engage in similar transactions with Mr. Wirth in the future.  Because of the direct and indirect ownership interests of Mr. Wirth in, and his positions with, the Trust and its affiliates, there were, and will continue to be, inherent conflicts of interest in connection with our acquisition or disposition of hotels from or to Mr. Wirth or other transactions, such as loans from Rare Earth Financial L.L.C., an affiliate of Mr. Wirth.  Accordingly, our management may have considered, and may in the future consider, their own interests above the interests of our other shareholders while negotiating these transactions.

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

We have significant debt obligations.

    At January 31, 2008, our outstanding debt and capital lease obligations consisted of approximately $21.0 million in principal amount outstanding.  There can be no assurance that we will be able to meet our present or future debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure.  Adverse economic conditions could cause the terms on which borrowings become available to become unfavorable to us.  In such circumstances, if we are in need of capital to repay indebtedness in accordance with its terms or otherwise, we could be required to liquidate one or more investments in the Hotels at times that may not permit realization of the maximum return on our investments.

We rely on key personnel.

    Our future success is substantially dependent on the active participation of our executive officers, Mr. Wirth, Mr. Waters and Mr. Berg.  In addition, Mr. Green, Director of Operations, holds a key position with the Trust.  The loss of the services of any of these individuals could have a material adverse effect on us.

Under certain circumstances, our franchisors may terminate our franchise contracts.

    The continuation of our franchise contracts for the Hotels is subject to the maintenance of specified operating standards and other terms and conditions, and our Best Western franchise agreements renewable annually.  Our failure to maintain those operating standards or adhere to the other terms and conditions of the franchise contracts could result in the loss or cancellation of such franchise contracts.  It is possible that a franchisor could condition the continuation of a franchise contract upon the completion of substantial capital improvements, which the Board of Trustees may determine to be too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected Hotel.  Failure to complete improvements, when required, in a manner satisfactory to the franchisor could result in the cancellation of one or more franchise contracts.  In any case, if a franchise contract is terminated, we may seek to obtain a suitable replacement franchise, or to operate the affected Hotel independent of a franchise contract.  In addition, we may desire to operate additional hotels under franchise contracts, and such franchisors may require that significant capital expenditures be made at such hotels as a condition of granting a franchise contract.  The loss or lack of a franchise contract could have a material adverse effect upon the operations or the underlying value of the Hotel covered by such contract because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a number of the franchise contracts for the Hotels could have a material adverse effect on our results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

Item 2.                      PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona.  On January 31, 2008, the Partnership owned four Hotels and the Trust owned one Hotel.  All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels.  All of the Hotels operate in the following locations:

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

See Note 6 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

Item 3.                      LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings.

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST PURCHASES OF SHARES

The Trust’s Shares of Beneficial Interest are traded on the American Stock Exchange under the symbol “IHT.” On April 28, 2008, the Trust had 9,123,846 shares outstanding and 475 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the American Stock Exchange, as well as dividends declared thereon:

Fiscal Year 2008	High	Low	Dividends
First Quarter	1.64	1.04	—
Second Quarter	1.69	1.00	—
Third Quarter	1.64	0.77	—
Fourth Quarter	1.65	0.79	.01

Fiscal Year 2007	High	Low	Dividends
First Quarter	1.75	1.30	—
Second Quarter	1.75	1.45	—
Third Quarter	1.54	1.10	—
Fourth Quarter	1.75	1.00	.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2008 and 2007, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2008, the Trust acquired 18,650 Shares of Beneficial Interest in open market transactions at an average price of $1.47 per share and 20,000 Class A Limited Partnership Units in a privately negotiated transaction at a price of $1.52 per unit.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust remains authorized to repurchase an additional 295,850 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 – November 30, 2007	—	$—	—	334,500
December 1 – December 31, 2007	11,700	$1.53	11,700	302,800	*
January 1 – January 31, 2008	6,950	$1.35	6,950	295,850

*The Trust also purchased 20,000 Class A Limited Partnership Units at an average price of $1.52 during December 2007.  This purchase reduced the number of securities that may be purchased under the plan.

See Part III, Item 12 for a description of our equity compensation plans.

Item 6.                      SELECTED FINANCIAL DATA

    Not required for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Trust is engaged in the ownership and operation of hotel properties. At January 31, 2008, the InnSuites system included five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through franchise agreements with Best Western.  All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

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

Improved economic conditions, both generally and specifically in the travel industry, had a positive impact on the operations of the Trust in fiscal years 2007 and 2008.  We anticipate the positive trend in the travel industry to continue well into calendar year 2008. Better overall economic conditions are expected to result in increased business and leisure travel and support higher room rates, and therefore higher operating margins.  We expect the major challenge for fiscal year 2009 to be strong competition for group business in the markets in which we operate that may affect the Trust’s ability to increase room rates while maintaining market share.  We believe that we have positioned the hotels to remain competitive through selective refurbishment and carrying a relatively large number of two-room suites at each location. While the downturn in the economy did not significantly affect the hospitality industry during fiscal year 2008, the Trust believes that it is prepared for such an event by continuing to maintain tight costs controls and high labor efficiency throughout fiscal year 2009.

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

Proceeds from the sale of the Hotels will be used as needed to support hospitality service operations as cash flows from current operations, primarily the sale of hotel rooms, declines with sale of the Hotels. With the acquisition of additional contracts for services and the reduction of expenses in other areas, additional capital from the sale of the Hotels will be marginal. The Trust estimates that the transformation to a hospitality service company will add approximately $200,000 in salary and travel expenses to its current annual administrative expenses, partially offset over time by a reduction in operations. The additional expense is for sales personnel to market trademark license, management, reservation, and advertising services.

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

The Trust has listed all of its properties for sale. Our sales efforts were slowed by sub-prime finance concerns but have recently picked up as a result of lower prime rates.  We have received several offers. No earnest money has been received and we have not entered into any definitive or binding agreements to sell any of the properties as of the date of this report.

Effective February 1, 2004, the Trust relinquished its REIT status. As of that date, any distributions to its shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders. As of January 31, 2008, the Trust has $10.1 million in federal net loss carryforward available to offset future federal tax liability.

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

At January 31, 2008 and 2007, the Trust owned a 70.66% and 69.89%, respectively, interest in four of the Hotels through its sole general partner’s interest in the Partnership and owned a 99.9% interest in one Hotel.  The Trust purchased 47,636 and 6,667 Partnership units during the years ended January 31, 2008 and 2007, respectively.

The expenses of the Trust consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse the Trust for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  Occupancy decreased 0.68% to 70.86% from 71.54% in the prior year.  ADR increased by $4.42 to $77.37 in fiscal year 2008 from $72.95 in fiscal year 2007, which resulted in an increase in REVPAR of $2.64 to $54.83 in fiscal year 2008 from $52.19 in fiscal year 2007.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2008	2007

Occupancy	70.86%	71.54%

Average Daily Rate (ADR)	$ 77.37	$ 72.95

Revenue Per Available Room (REVPAR)	$ 54.83	$ 52.19

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR and REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

The Trust enters into transactions with certain related parties from time to time.  For information relating to such related party transactions see the following:

•           For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

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

•           For a discussion of the Trust’s employment agreement with Mr. Wirth, see Note 13 to the Trust’s Consolidated Financial Statements – “Advisory Agreement/Employment Agreements.”

Results of Operations of the Trust for the year ended January 31, 2008 compared to the year ended January 31, 2007.

Overview

A summary of operating results for the fiscal years ended January 31, 2008 and 2007 is:

	2008	2007	Change	% Change
Revenue	$22,100,135	$21,790,634	$309,501	1.4%
Operating Income	$2,981,795	$1,515,068	$1,466,727	96.8%
Net Income (Loss)	$1,119,160	$(46,430)	$1,165,590	>100.0%
Income (Loss) Per Share – Basic	$0.12	$(0.01)	$0.13	>100.0%
Income (Loss) Per Share – Diluted	$0.07	$(0.01)	$0.08	>100.0%

The Trust’s overall results in 2008 were positively affected by the positive results from increased rate management efforts as well as the suspension of depreciation of assets held for sale as discussed below.

For the twelve months ended January 31, 2008, the Trust had total revenue of $22.1 million compared to $21.8 million for the twelve months ended January 31, 2007, an increase of approximately $310,000. This increase in total revenue is primarily due to increased rates at the Hotels resulting in increased room revenues, partially offset by reduced payroll reimbursements due to the termination of the management contract with the San Diego, California property during the third quarter of fiscal year 2007.  Total expenses of $20.9 million for the twelve months ended January 31, 2008 reflect a decrease of approximately $1.2 million compared to total expenses of $22.1 million for the twelve months ended January 31, 2007.  The decrease was primarily due to a $1.0 million reduction in depreciation expenses due to the suspension of depreciation on assets held for sale as of August 1, 2007 and reduced payroll expenses due to the termination of the management contract with the San Diego, California property.

For the twelve months ended January 31, 2007, the Trust disposed of the furniture, fixtures and equipment previously used in the operation of the San Diego, California property for a gain of $139,000.  The Trust had no such disposition activity in fiscal year 2008.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services for the Trust.  General and administrative expenses of $3.3 million for the twelve months ended January 31, 2008 was consistent with the prior year total.

Total operating expenses for the twelve months ended January 31, 2008 were $19.1 million, a decrease of approximately $1.2 million, or 5.7%, from $20.3 million in the twelve months ended January 31, 2007.  The decrease was primarily due to a $1.0 million reduction in depreciation expenses due to the suspension of depreciation on assets held for sale as of August 1, 2007 and reduced payroll expenses due to the termination of the management contract with the San Diego, California property.

Total interest expense for the twelve months ended January 31, 2008 was $1.8 million, consistent with the prior year total.  Interest on mortgage notes payable for the twelve months ended January 31, 2008 was $1.6 million, a decrease of $88,000, or 5.2%, from $1.7 million in the twelve months ended January 31, 2007. The decrease is primarily due to reduced mortgage balances and a reduced rate on the Tucson St. Mary’s variable rate note.  Interest on notes payable to banks increased $121,000, or over 100%, to $163,000 from $42,000 during the years ended January 31, 2008 and 2007, respectively. The increase is due to the line of credit secured by the Tucson St. Mary’s property that was funded during the first quarter of fiscal year 2008.

Hotel property depreciation for the twelve months ended January 31, 2008 was $1.0 million, a decrease of approximately $1.0 million, or 50.3%, from $2.0 million in the twelve months ended January 31, 2007.  The decrease was primarily due to the suspension of depreciation on the hotel properties, which were reclassified as held for sale at the beginning of the third quarter of fiscal year 2008. The reduction in depreciation expense is the single most significant matter that increased profitability for the year ended January 31, 2008.

The Trust had income before minority interest and income taxes of $1.2 million for the twelve months ended January 31, 2008, compared to a loss of $(159,000) in the prior year.  After deducting the loss allocated to the minority interest of $147,000 and taxes of $192,000, the Trust had net income attributable to Shares of Beneficial Interest of approximately $1.1 million for fiscal year 2008.  This represented an increase of approximately $1.2 million in net income (loss) attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2008 and 2007.  Basic and diluted net income per share was $0.12 and $0.07, respectively, for the twelve months ended January 31, 2008, compared to a basic and diluted net loss per share of $(0.01) for 2007.   The change since the prior year is partially attributable to placing assets as held for sale and, as a result, ceasing depreciation as of August 1, 2007.  Depreciation expense decreased by approximately $1.0M in the current year of which, approximately $737,000 is attributable to Shares of Beneficial Interest.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels, which have improved over the prior three fiscal years, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

We anticipate a slowing of the overall economic conditions that could result in increased competition for business and leisure travel and that may not support the higher room rates of fiscal 2008, and therefore could lower operating margins.  Challenges in fiscal year 2009 are expected to include continued competition for group business in the markets in which we operate and the Trust’s ability to increase room rates while maintaining market share.

Net cash provided by operating activities totaled $1.6 million and $2.0 million for the years ended January 31, 2008 and 2007, respectively.  The decrease in fiscal year 2008 compared to fiscal year 2007 was due to the aggressive reduction of the Trust’s payables during the year.

Net cash used in investing activities totaled $(989,000) and $(1.2) million for the years ended January 31, 2008, and 2007, respectively.  The decrease in 2008 as compared to 2007 was due to reduced spending on capital improvements.

Net cash used in financing activities totaled $(518,000) and $(607,000) for the years ended January 31, 2008 and 2007, respectively.  The increases year to year were primarily due to increased bank borrowings.

The Trust received $160,000 in proceeds from the sale of the furniture, fixtures and equipment at the San Diego, California property in fiscal year 2007.  The Trust had no such sales in fiscal year 2008.

As of January 31, 2008, the Trust has no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

The Trust continues to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of the Trust’s properties.  As of January 31, 2008, $142,495 was held in these accounts and is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2008 and 2007, the Hotels spent approximately $978,000 and $1.5 million, respectively, for capital expenditures.  The Trust considers the majority of these improvements to be revenue producing.  Therefore, these amounts were capitalized and depreciated over their estimated useful lives until they were classified as held for sale at August 1, 2007.  The Trust plans to spend approximately $700,000 for capital expenditures in fiscal year 2009.  The Hotels also spent approximately $1.4 and $1.5 million during fiscal years 2008 and 2007, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

The Trust has minimum debt payments of $1.8 million and $1.1 million due during fiscal years 2009 and 2010, respectively.  The Trust plans to renew its bank line of credit when it matures during fiscal year 2009.  The Trust believes it can satisfy its remaining obligations during fiscal years 2009 and 2010 using revenue generated by the Hotels’ operations.

Management believes that cash on hand, future cash receipts from operations, and borrowings from affiliates in fiscal year 2009 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months.

The Trust may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by the Trust may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as the Trust considers prudent.

FUTURE POSITIONING

The Board of Trustees in viewing the hotel industry cycles determined that 2008-2009 may be a high point of the current hotel industry cycle and further determined it was appropriate to classify the five Hotels owned by the Trust as “Held for Sale.” The Trust is now actively seeking buyers for its properties.  The Trust has engaged the services of several hotel brokers and is independently advertising its Hotels for sale.

The Trust’s long-term strategic plan is to obtain full benefit of its real estate equity to migrate the focus of the Trust from a hotel owner to a hospitality service company by expanding its trademark license, management, reservation, and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. The Trust began its long-term corporate strategy when it relinquished its REIT status in January 2004, which had previously prevented the Trust from providing management services to hotels. In June 2004, the Trust acquired its trademark license and management agreements and began providing management, trademark and reservations services to its Hotels. In July 2007, the Board of Trustees voted to list and/or present for sale all five of the Trust’s hotel properties based on substantial equity not readily seen by investors or then reflected in stock prices.

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of January 31, 2008
Hotel Property	Book Value	Mortgage Balance	Sales Price
Albuquerque	$1,724,250	$1,055,619	$6,750,000
Ontario	6,876,408	8,134,458	24,900,000
Tucson Oracle	5,191,539	3,548,967	13,750,000
Tucson City Center	9,249,558	6,050,000	14,400,000
Yuma	6,360,261	985,368	15,500,000
Totals	$29,402,016	$19,774,412	$75,300,000

There is no assurance that the listed sales price for the individual hotel properties will be realized, however the Trust’s management believes that these sales prices are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part and may in the future result in the Trust changing one or all of the sales prices.

The Trust provides trademark licensing, management, reservation and advertising services to all the hotel properties listed above and expects to continue the trademark licensing services, which include the reservation and advertising services, and/or continue the management services, which also includes the reservation and advertising services, after the Hotels are sold. The Trust believes either of these services provides the Trust with the ability to significantly influence the operating and financial policies of these Hotels.  If any or all of these hotel properties are sold, the Trust’s future management and/or licensing fees could be reduced if the purchaser did not continue to retain InnSuites Hotels to provide those services. In the past, when the Trust has sold hotel properties to unrelated third parties, the Trust has continued to provide management and/or trademark licensing services after a sale, although there can be no assurance that the Trust will be able to successfully do so in the future.

As part of the Board study for 2008-2009, greater emphasis has been placed on priority for additional management, trademark and reservations fee income. The Trust has determined that it is easier to sell management contracts when the trademark services are also provided. Therefore the primary emphasis is on trademark and reservation services. As part of the emphasis on trademark services, the Trust is developing two trademark packages. The first is the “Traditional InnSuites Hotels & Suites” regional package and the second is the “InnSuites Boutique Collection,” which now includes two affiliate hotels managed by the Trust. The Trust plans to add two additional affiliate hotels to the Boutique Collection. Marketing of our new products is being handled by a third party vendor, while sales are being handled internally.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During fiscal year 2008, the Trust acquired 114,000 Shares of Beneficial Interest in open market transactions at an average price of $1.37 per share and 8,400 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.43.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Trust believes that the policies it follows for the valuation of its hotel properties, which constitute the majority of Trust assets, are its most critical policies.  The Trust applies SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, the Trust reviews the carrying value of its hotel properties both held for use and held for sale.  The Trust will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and/or a current appraisal of the property do not support its carrying value.  In cases where the Trust does not expect to recover the carrying cost of hotel properties held for use, it will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal.  In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell.  The Trust did not recognize impairment expense in fiscal years 2008 or 2007.  As of January 31, 2008, the Trust management does not believe that the carrying values of any of its hotel properties are impaired.

ACCOUNTING MATTERS

In June 2006, the FASB issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 10”  ( “FIN 48”), which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Trust must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Trust is subject to U.S federal income taxes as well as numerous state tax jurisdictions. The Trust's assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While the Trust does not have any interest and penalties related to income taxes, the Trust's policy is to recognize such expenses as tax expense.

The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which the Trust is subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Trust will adopted SFAS No. 157 on February 1, 2008 and such adoption is not expected to have a material impact on financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” This pronouncement requires an employer to make certain recognitions, measurements and disclosures regarding defined benefit postretirement plans. The Trust does not have any defined benefit postretirement plans, and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Trust on February 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Trust’s consolidated financial statements.

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation),” which permits entities to present certain taxes assessed by a governmental authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority but may choose to do so. EITF issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Trust reports it revenue net of sales taxes. Management plans to continue to report revenue net of sales tax.

In December 2007, the FASB issued Statement No. 141(Revised 2007), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. Management is presently evaluating the effect of adopting these statements.

INFLATION

The Trust’s revenue is based on the underlying Hotel revenue.  Therefore, the Trust relies entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates faster than inflation.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding the intent, belief or current expectations of the Trust, its Trustees or its officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) the Trust’s financing plans; (v) the Trust’s position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) the Trust’s plans and expectations regarding future sales of hotel properties; and (vii) trends affecting the Trust’s or any Hotel’s financial condition or results of operations.

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
•
local or national economic and business conditions, including, without limitation, conditions that may affect public securities markets generally, the hospitality industry or the markets in which the Trust operates or will operate.

The Trust does not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.  Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-K relating to the operations of the Partnership.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III – Real Estate and Accumulated Depreciation	44

Schedule IV - Mortgage Loans on Real Estate	47

All other schedules are omitted, as the information is not required or is otherwise furnished.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, Arizona:

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated supplemental schedule III and IV are presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/MOSS ADAMS LLP

Scottsdale, Arizona
May 14, 2008

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$299,698	$202,691
Restricted Cash	142,495	128,284
Accounts Receivable, including $194,491 and $0 from related parties, net of Allowance for Doubtful Accounts of $29,000 and $115,000, as of January 31, 2008 and 2007, respectively	663,278	752,232
Prepaid Expenses and Other Current Assets	486,438	485,636
Total Current Assets	1,591,909	1,568,843
Hotel Properties Held for Sale, net	29,402,016	—
Hotel Properties, net	—	29,471,702
Property, Plant and Equipment, net	211,958	183,240
Deferred Finance Costs, Long-Term Portion	113,618	140,245
Deposits, Long-Term	14,987	14,987
TOTAL ASSETS	$31,334,488	$31,379,017

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses, including $0 and $518,206 accrued interest and payables to related parties as of January 31, 2008 and 2007, respectively	$2,408,087	$2,970,080
Notes Payable to Banks	750,000	749,777
Current Portion of Mortgage Notes Payable	967,289	926,464
Current Portion of Other Notes Payable	74,582	109,486
Current Portion of Notes Payable to Related Parties	33,336	31,086
Total Current Liabilities	4,233,294	4,786,893
Mortgage Notes Payable	18,807,123	17,939,187
Notes Payable to Related Parties	21,297	1,054,631
Other Notes Payable	108,362	126,413

TOTAL LIABILITIES	23,170,076	23,907,124

MINORITY INTEREST IN PARTNERSHIP	761,219	930,192

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,163,378 and 9,195,856 shares issued and outstanding at January 31, 2008 and 2007, respectively	18,010,184	17,030,891
Treasury Stock, 7,623,370 and 7,536,970 shares held at January 31, 2008 and 2007, respectively	(10,606,991)	(10,489,190)
TOTAL SHAREHOLDERS’ EQUITY	7,403,193	6,541,701
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,334,488	$31,379,017

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
	2008	2007
REVENUE
Room	$16,870,899	$16,057,900
Food and Beverage	1,226,909	1,273,608
Telecommunications	32,875	38,163
Other	418,567	396,535
Management and Trademark Fees, including $395,059 and $350,233 from related parties for 2008 and 2007, respectively	410,257	461,579
Payroll Reimbursements, including $3,140,628 and $3,057,136 from related parties for 2008 and 2007, respectively	3,140,628	3,562,849

TOTAL REVENUE	22,100,135	21,790,634

OPERATING EXPENSES
Room	4,420,226	4,110,342
Food and Beverage	1,080,035	1,123,206
Telecommunications	72,598	106,438
General and Administrative	3,339,502	3,295,554
Sales and Marketing	1,391,838	1,299,082
Repairs and Maintenance	1,389,767	1,471,239
Hospitality	788,877	771,701
Utilities	1,269,694	1,224,063
Hotel Property Depreciation	1,009,978	2,032,955
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,159,916	1,139,869
Other	55,281	138,268
Payroll Costs Related to Management Contracts	3,140,628	3,562,849

TOTAL OPERATING EXPENSES	19,118,340	20,275,566
OPERATING INCOME	2,981,795	1,515,068
Interest Income	1,565	3,431
Gain on Disposition of Hotels	—	138,751
TOTAL OTHER INCOME	1,565	142,182
Interest on Mortgage Notes Payable	1,616,462	1,704,169
Interest on Notes Payable to Banks	162,534	41,531
Interest on Notes Payable and Advances Payable to Related Parties	25,978	49,891
Interest on Other Notes Payable	14,212	20,780
TOTAL INTEREST EXPENSE	1,819,186	1,816,371
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	1,164,174	(159,121)
PLUS MINORITY INTEREST	147,077	428,855
Income Tax Provision	(192,091)	(316,164)
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$1,119,160	$(46,430)
NET INCOME (LOSS) PER SHARE – Basic	$0.12	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	9,185,474	9,251,420
NET INCOME (LOSS) PER SHARE – Diluted	$0.07	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Diluted	13,111,541	9,251,420
CASH DIVIDENDS PER SHARE	$0.01	$0.01

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2008 and 2007

BALANCE, JANUARY 31, 2006	$6,717,928
Net Loss Attributable to Shares of Beneficial Interest	(46,430)
Dividends	(93,302)
Purchase of Treasury Stock	(190,301)
Shares of Beneficial Interest issued for Services Received	134,055
Partnership Interest Acquired with Shares of Beneficial Interest	24,560
Reallocation of Minority Interest	(4,809)

BALANCE, JANUARY 31, 2007	$6,541,701
Net Income Attributable to Shares of Beneficial Interest	1,119,160
Dividends	(91,657)
Purchase of Treasury Stock	(167,937)
Shares of Beneficial Interest issued for Services Received	46,080
Purchase of Partnership Units above Carrying Value	(42,302)
Reallocation of Minority Interest	(1,852)

BALANCE, JANUARY 31, 2008	$7,403,193

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEARS ENDED JANUARY 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Shares of Beneficial Interest	$1,119,160	$(46,430)
Adjustments to Reconcile Net Income (Loss) Attributable to Shares of Beneficial Interest to Net Cash Provided by Operating Activities:
Stock Compensation Expense	46,080	96,390
Provision for (Recovery of) Uncollectible Receivables	(13,045)	146,340
Minority Interest	(147,077)	(428,855)
Hotel Property Depreciation	1,009,978	2,032,955
Deferred Income Taxes	—	259,000
(Gain) Loss on Disposal Sale of Hotel Property	5,529	(135,791)
Amortization of Deferred Loan Fees	51,692	35,400
Changes in Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses and Other Assets	(9,074)	9,193
Decrease (Increase) in Accounts Receivable	101,999	(358,106)
(Decrease) Increase in Accounts Payable and Accrued Expenses	(561,721)	404,507
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,603,521	2,014,603

CASH FLOW FROM INVESTING ACTIVITIES
Cash Received from Disposition of Hotel Properties	3,500	160,000
Improvements and Additions to Hotel Properties	(978,039)	(1,496,715)
Change in Restricted Cash	(14,211)	98,010
NET CASH USED IN INVESTING ACTIVITIES	(988,750)	(1,238,705)

CASH FLOW FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(1,123,139)	(1,043,226)
Net Proceeds from Refinancings of Mortgage Notes Payable	15,107	—
Payments on Notes Payable to Banks	(5,434,175)	(2,755,839)
Borrowings on Notes Payable to Banks	7,434,126	3,005,616
Repurchase of Partnership Units	(1,050)	(246)
Repurchase of Treasury Stock	(167,937)	(182,389)
Payment of Dividends	(91,657)	(93,302)
Payments on Notes and Advances Payable to Related Parties	(1,830,084)	(28,989)
Borrowings on Notes and Advances Payable to Related Parties	799,000	600,000
Payments on Other Notes Payable	(117,955)	(109,083)

NET CASH USED IN FINANCING ACTIVITIES	(517,764)	(607,458)

NET INCREASE IN CASH AND CASH EQUIVALENTS	97,007	168,440

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	202,691	34,251

CASH AND CASH EQUIVALENTS AT END OF YEAR	$299,698	$202,691

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2008 and 2007

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) owns, as of January 31, 2008, directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate as InnSuites Hotels.

Prior to February 1, 2004, the Trust operated as a self-managed and self-administered “umbrella partnership real estate investment trust (“REIT”),” with operations through an operating partnership, RRF Limited Partnership, a Delaware limited partnership (the “Partnership”).  Effective February 1, 2004, the Trust terminated its election to be taxed as a REIT.  The Trust is the sole general partner of the Partnership and owned 70.66% and 69.89% of the Partnership as of January 31, 2008 and 2007, respectively.  The Trust’s weighted average ownership for the years ended January 31, 2008 and 2007 was 70.28% and 69.56%, respectively.  The Partnership owns four of the hotel properties and incurs the related expenses.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005.

From June 8, 2004, InnSuites Hotels has provided hotel management services to the Hotels, as well as four hotels featuring 544 suites owned by affiliates of Mr. Wirth and one unrelated hotel property featuring 131 suites.  Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels received 2.5% of gross revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal years 2008 and 2007.   Effective February 1, 2008, the management fees for InnSuites Hotels and the Partnership are set at 2.5% of room revenue and an additional monthly accounting fee of $2,000. These agreements expire on January 31, 2009. InnSuites Hotels received 2% of room revenue (depending on results) from the four hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal year 2007 and an additional monthly accounting fee of $2,000.  During fiscal year 2008, the management fees for these four hotels are set at 2.5% of room revenue and an accounting fee of $2,000.  Effective for fiscal 2009, the management fees for these four hotels will remain at 2.5% of room revenue. These agreements have no expiration date and may be cancelled by either party with 90-days written notice, or 30-days written notice in the event the property changes ownership.  InnSuites Hotels received 5% of total revenue for managing the unrelated hotel in San Diego, California during fiscal year 2007.  This agreement was cancelled by the hotel owners giving 90-days written notice effective September 20, 2006.

As of January 31, 2008, InnSuites Hotels owned the “InnSuites” trademark and holds trademark agreements with the Hotels, as well as four hotels featuring 544 suites owned by affiliates of Mr. Wirth and two unrelated hotel properties featuring 255 suites.  InnSuites hotels received 1.25% (2.50% for the hotel that does not carry a third-party franchise) of total revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal years 2008 and 2007 .  Effective February 1, 2008, the trademark license fees for the Hotels owned by the Partnership and the Trust are set at 1.25% of room revenue.  The revenue and expenses related to these contracts have been eliminated in consolidation.  These agreements have no expiration date.  InnSuites Hotels received 1.25% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal years 2008 and 2007. These agreements have no expiration date and may be cancelled by either party with 12-months written notice, or 90-days written notice in the event the property changes ownership.  InnSuites Hotels received 2% of total revenue from the unrelated hotel in San Diego, California in exchange for licensing services during fiscal year 2007.  This agreement was cancelled by the hotel owners giving 90-days written notice effective September 20, 2006.   InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2008 and 2007.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice. InnSuites Hotels received 30% of revenues generated from reservations provided by InnSuites Reservation Center to the unrelated hotel in Oceanside, California in exchange for licensing services during fiscal year 2008.  This agreement had no expiration date and could be cancelled by either party with 30-days written notice. This agreement was cancelled May 1, 2008.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B.  Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit shall be convertible into one newly-issued Share of Beneficial Interest of the Trust, at any time at the option of the particular limited partner.  The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  As of January 31, 2008 and 2007, 468,509 and 570,067 Class A limited partnership units were issued and outstanding representing 3.55% and 4.31%, respectively, of the total partnership units. Additionally, as of January 31, 2008 and 2007, 3,407,938 and 3,407,938, respectively, Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 25.8% as of January 31, 2008 and 2007, of the total partnership units. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,876,447 Shares of Beneficial Interest of the Trust.  As of January 31, 2008 and 2007, the Trust owns 9,335,070 and 9,233,512 general partner units in the Partnership, representing 70.66% and 69.89%, respectively, of the total partnership units. The Trust purchased 47,636 and 6,667 Partnership units during the year ended January 31, 2008 and 2007, respectively, at an average price of $1.39 and $1.40 per unit, respectively.

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

RECLASSIFICATIONS

Certain reclassifications have been made to previously reported figures on the balance sheet in order to conform to current year presentations.

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

PROPERTY, PLANT AND EQUIPMENT, HOTEL PROPERTIES AND HOTEL PROPERTIES HELD FOR SALE

Property, plant, and equipment and hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.  Hotel properties held for sale are stated at cost, less accumulated depreciation as of the date that they were determined to be held for sale.  No further depreciation expense is taken on the hotel properties held for sale.

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

Management applies SFAS No. 144 to determine when it is required to test an asset for recoverability of its carrying value.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets.  Fair value is determined by the most current third-party property appraisal, which was performed in fiscal year 2005.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no additional impairment of long-lived assets exists during fiscal years 2008 and 2007.

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

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees, and other revenue are recognized as earned as services are provided and items are sold.  Payroll reimbursements are recorded as personnel services are provided and are not netted with the corresponding payroll expense.  Sales taxes collected are excluded from gross revenue.

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

The amounts charged to the allowance for doubtful accounts are as follows for the years ended January 31:

	Balance at the
	Beginning of	Charged to		Balance at the
Year	Year	Expense	Deductions	End of Year
2007	$112,423	146,340	(143,793)	$114,970
2008	$114,970	(13,045)	(72,455)	$29,470

STOCK-BASED COMPENSATION

Prior to February 1, 2006, the Trust applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provided pro forma net income (loss) disclosures for employee stock-based compensation grants as if the fair-value-based method defined in SFAS No. 123R, “Share Based Payment,” had been applied. In accordance with APB Opinion No. 25, stock-based compensation expense was recorded in the statement of operations over the vesting period only if the current estimated market price on the underlying stock on the date an option is granted exceeds the exercise price. The Trust adopted SFAS 123R during fiscal year 2006 using the modified prospective method. The adoption of this Statement had no effect on the Trust’s results of operations in 2006.

No stock options were issued and no compensation cost has been recognized during the fiscal years ended January 31, 2008 and 2007. During the second quarter of fiscal year 2006, the Trust accepted the voluntary surrender of all outstanding stock options. The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the American Stock Exchange. The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future. As of January 31, 2008, the Trust has no stock options outstanding.

During the year ended January 31, 2008, the Trust granted restricted stock awards of 36,000 shares with a weighted-average grant date fair value of $1.28.  All were fully vested in fiscal year 2008 resulting in stock-based compensation expense of $46,080.  During the year ended January 31, 2007, the Trust granted restricted stock awards of 99,300 shares at a weighted-average grant date fair value of $1.35.  All were fully vested in fiscal year 2007 resulting in stock-based compensation expense of $96,390 net of amounts reimbursed through the payroll reimbursement under the management contracts of $8,505 and amounts accrued as bonuses at January 31, 2006 of $29,160.

The following table summarizes restricted share activity during fiscal years 2007 and 2008.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2006	—	—
Granted	99,300	$1.35
Vested	(99,300)	$1.35
Forfeited	—	—
Balance of unvested awards at January 31, 2007	—	$—
Granted	36,000	$1.28
Vested	(36,000)	$1.28
Forfeited	—	—
Balance of unvested awards at January 31, 2008	—	—

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

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2008 and 2007, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

For the twelve months ended January 31, 2008 and 2007, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,926,067 and 4,021,840 in addition to the basic shares outstanding for fiscal year 2008 and 2007, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units were anti-dilutive during fiscal year 2007 due to the fact that the conversion of these units would result in increased earnings per share.  Therefore, they have not been included in the number of issued and outstanding Shares of Beneficial Interest used in the calculation of diluted earnings per share for that year.

As of January 31, 2008 and 2007, there were no stock options outstanding.

The following is a reconciliation of basic earnings per share to diluted earnings per share:

	For the Twelve Months Ended
	January 31, 2008	January 31, 2007
Income (Loss) attributable to Shares of Beneficial Interest	$1,119,160	$(46,430)
Plus: Income (Loss) attributable to minority interest unit holders	(147,077)	—
Income (Loss) attributable to Shares of Beneficial Interest after unit conversion	$972,083	$(46,430)

Weighted average common shares outstanding	9,185,474	9,251,420
Plus: Weighted average incremental shares resulting from unit conversion	3,926,067	—
Weighted average common shares outstanding after unit conversion	13,111,541	9,251,420

Diluted Earnings (Loss) Per Share	$0.07	$(0.01)

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies.  Due to their short maturities, cash and cash equivalents are carried at cost, which reasonably approximates fair value.

The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities.  The carrying value of accounts payable and accrued expenses and other notes payable approximates fair value, due to their short-term nature.  See Note 15 – “Fair Value of Financial Instruments.”

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”   ( “FIN 48” ),  which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Trust must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Trust is subject to U.S federal income taxes as well as numerous state tax jurisdictions. The Trust's assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While the Trust does not have any interest and penalties related to income taxes, the Trust's policy is to recognize such expenses as tax expense.  The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which the Trust is subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Trust will adopt SFAS No. 157 on January 1, 2008 and such adoption will not have a material impact on financial condition, results of operations or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Trust on February 1, 2008. The adoption of SFAS No. 159 is not expected to have an impact on the Trust’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141(Revised 2007), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. Management is presently evaluating the effect of adopting these statements.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that owns five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $860,000 and $823,000 for the years ended January 31, 2008 and 2007, respectively.

3.   PROPERTY, PLANT, AND EQUIPMENT, HOTEL PROPERTIES HELD FOR SALE

    As of January 31 of the respective years, property, plant and equipment consisted of the following:

	2008	2007
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	369,849	287,599
Total property, plant and equipment	452,516	370,266
Less accumulated depreciation	(240,558)	(187,026)
Property, Plant and Equipment, net	$211,958	$183,240

    The Trust classified its five Hotels as “Held for Sale” as of August 1, 2007, which is part of the Trust’s long-term strategic plan to migrate the focus of the Trust primary business from a hotel owner to a hospitality service company by expanding its trademark license, management, reservation and advertising services. Since August 1, 2007, the Trust has suspended depreciation of these assets held for sale. Approximately $1.0 million of depreciation expense has not been recorded in the Trust’s financial statements.

As of January 31 of the respective years, hotel properties, and hotel properties held for sale, consisted of the following:

	2008	2007
Land	$2,817,515	$2,817,515
Building and improvements	34,143,848	34,025,922
Furniture, fixtures and equipment	7,121,243	7,126,234
Total hotel properties	44,082,606	43,969,671
Less accumulated depreciation	(14,680,590)	(14,497,969)
Hotel properties, net	$29,402,016	$29,471,702

The properties have not been reported as discontinued operations in the Trust’s financial statements.  Based on the criteria of EITF Abstract Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the Trust concluded it was not necessary to report hotels “held for sale” or “disposed of” when the Trust maintains significant continuing involvement.  The Trust provides management, trademark, reservation, and advertising services to the hotel property listed above, which management believes provides the Trust the ability to significantly influence the operating and financial policies of the hotel.

4. PREPAIDS AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets are carried at face value and expect to be consumed within one year. Prepaid expenses and other current assets consisted of the following:

	January 31,
	2008	2007
Prepaid Insurance	$117,413	$125,108
Deferred Financing Costs, Current Portion	27,411	35,683
Tax and Insurance Escrow	298,765	310,159
Other Prepaid Expenses and Current Assets	42,849	14,686
Total Prepaid Expenses and Current Assets	$486,438	$485,636

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        The carrying value of accounts payable and accrued expenses approximates fair value, due to their short-term nature. The carrying value of accounts payable and accrued liabilities was $2.41 million and $2.97 million at January 31, 2008 and 2007 respectively. Accounts payable and accrued liabilities consisted of the following:

	January 31,
	2008	2007
Accounts Payable	$715,753	$845,413
Accrued Salaries and Wages	458,172	503,447
Accrued Vacation	219,039	208,706
Sales Tax Payable	188,214	240,468
Accrued Interest Payable	79,734	95,550
Advanced Customer Deposits	79,968	46,248
Income Tax Liability	62,154	31,805
Accrued Property Taxes	260,661	266,619
Accrued Land Lease	113,933	106,393
Accrued Other	230,459	113,745
Advances From Related Parties, net	-	511,686
Total Accounts Payable and Accrued Liabilities	$2,408,087	$2,970,080

6.  MORTGAGE NOTES PAYABLE

At January 31, 2008, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from May 11, 2011 to May 1, 2016.  Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2008 and 2007 were 8.41% and 8.56%, respectively.

The following table summarized the Trust’s mortgage notes payable as of January 31:

	2008	2007
Mortgage note payable, due in variable monthly installments including interest at prime rate plus 1.0% per year, secured by the Tucson St. Mary’s property. The note was satisfied in full on January 30, 2008 with a new mortgage note secured by the property.	$—	$4,092,537

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through May 1, 2016, secured by the Tucson Oracle property with a carrying value of $5.2 million at January 31, 2008.	3,548,967	3,837,263

Mortgage note payable, due in monthly installments of $71,141, including interest at 8.28% per year, through May 11, 2011, secured by the Ontario property with a carrying value of $6.9 million at January 31, 2008.	8,134,458	8,297,893

Mortgage note payable, due in monthly installments of $15,858, including interest at 8.875% per year, through September 1, 2015, secured by the Albuquerque property with a carrying value of $1.7 million at January 31, 2008.	1,055,619	1,147,738

Mortgage note payable, due in monthly installments of $27,010, including interest at 9.25% per year, through August 1, 2011, secured by the Yuma property with a carrying value of $6.4 million at January 31, 2008.	985,368	1,490,220

Mortgage note payable, due in variable monthly installments ($39,302 as of January 31, 2008) including interest at prime rate (6.0% as of January 31, 2008), through January 28, 2015, secured by the Tucson St. Mary’s property with a carrying value of $9.2 million at January 31, 2008.	6,050,000	—

Totals	$19,774,412	$18,865,651

Mr. Wirth and certain of his affiliates have guaranteed $6,542,684 and $1,745,110 of the mortgage notes payable as of January 31, 2008 and 2007, respectively.  The net book value of the properties securing these mortgage notes payable at January 31, 2008 and 2007 was $15,609,819 and $15,776,000, respectively.  See Note 10 – “Minimum Debt Payments” for scheduled minimum payments.

On January 30, 2008 the Trust refinanced the Tucson St. Mary’s property with a mortgage note of $6,050,000. The mortgage note is due in monthly variable installments including interest at Wall Street Journal prime rate through January 28, 2015. The prime rate at January 31, 2008 was 6.0%. The mortgage note is secured by the Tucson St. Mary’s property with a carrying value of $9.2 million at January 31, 2008. The proceeds from the mortgage note were used to pay in full the current mortgage note on the Tucson St. Mary’s property of $4.0 million and to pay in full a $2.0 million non-revolving line of credit discussed below. See Note 7 - “Notes Payable to Banks.”

7.  NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit.  Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (6.50% as of January 31, 2008), with interest-only payment due monthly.  The line of credit matures on February 18, 2008. On February 13, 2008, the maturity date was extended to May 18, 2008. As of January 31, 2008, the Trust had drawn $750,000 of the funds available under the line or credit. On March 3, 2008 the Trust established a new $850,000 revolving line of credit to replace the $750,000 line of credit when it matures on May 18, 2008. The new line of credit bears interest at WSJ prime and matures on July 15, 2009.

 On February 23, 2007, Tucson Saint Mary’s Suite Hospitality, an entity owned by the Partnership, established a $2 million non-revolving line of credit. The interest rate applied to the unpaid principal balance is the prime rate as published by the Wall Street Journal plus 0.75 percentage points. The line of credit was secured by the Tucson Saint Mary’s hotel property.  The line was paid in full on January 30, 2008 with proceeds from the refinancing of the Tucson Saint Mary’s mortgage note.

8.  NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase additional general partnership units in the Partnership and to fund working capital and capital improvement needs.  The aggregate amounts outstanding to related parties were approximately $55,000 and $1.1 million as of January 31, 2008 and 2007, respectively.  The notes and advances payable to related parties are as follows as of January 31 of the respective years:

	2008	2007

Line of credit payable to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, unsecured and bearing interest at 7% per annum. Due in one installment of accrued interest and unpaid principal on March 1, 2008.	$—	$1,000,000

Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	28,105	41,985

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	9,271	15,280

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	9,268	15,280

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	7,989	13,172

Totals	$54,633	$1,085,717

During the first quarter of fiscal year 2007, the Partnership established a $700,000 subordinated line of credit with Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth.  The line of credit was secured by 49% of the Partnership’s interest in its Tucson St. Mary’s hotel property, and was subordinated to the Trust’s commercial bank line of credit.  Outstanding borrowings under the line of credit had an interest will bear interest at 7.0% per year.  The Trust borrowed $400,000 under the line of credit during the first quarter of fiscal year 2007 in order to refinance an outstanding promissory note payable to Rare Earth Financial.  During the fourth quarter of fiscal year 2007, the line of credit limit was increased to $1.0 million.  As of January 31, 2007, $1.0 million was outstanding on the line of credit. As of January 31, 2008, there was no balance outstanding on the line.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $26,730 and $45,644 for the twelve months ended January 31, 2008 and 2007, respectively.  The Trust incurred interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $20,959 and $42,782 for the twelve months ended January 31, 2008 and 2007, respectively.

9.  OTHER NOTES PAYABLE

As of January 31, 2008, the Trust had $182,944 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 204,644 Class A limited partnership units in the Partnership and the repurchase of 90,139 Shares of Beneficial Interest in privately negotiated transactions.  The promissory notes bear interest at 7% per year and are due in varying monthly payments through March 2011.  The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2007, the Trust had $235,899 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 187,008 Class A limited partnership units in the Partnership and the repurchase of 91,222 Shares of Beneficial Interest in privately negotiated transactions.

10.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2008 are as follows in the respective fiscal years indicated:

FISCAL YEAR ENDED	RELATED PARTIES	MORTGAGES	OTHER NOTES PAYABLE	TOTAL
2009	$33,336	$967,289	$824,582	$1,825,207
2010	21,297	1,037,475	59,660	1,118,432
2011	—	1,125,258	46,697	1,171,955
2012	—	8,411,179	2,005	8,413,184
2013	—	723,901	—	723,901
Thereafter	—	7,509,310	—	7,509,310

	$54,633	$19,744,412	$932,944	$20,761,989

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On August 18, 2005, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.   Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During fiscal year 2008, the Trust acquired 114,000 Shares of Beneficial Interest in open market transactions at an average price of $1.37 per share and 8,400 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.43.  During fiscal year 2007, the Trust acquired 134,865 Shares of Beneficial Interest in open market transactions at an average price of $1.35 per share and 6,427 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.38.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements.  The Trust is authorized to repurchase an additional 295,850 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program.

For the years ended January 31, 2008 and 2007, the Trust repurchased 122,400 and 141,292 Shares of Beneficial Interest at an average price of $1.37 and $1.35 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

12.  FEDERAL INCOME TAXES

The Trust and subsidiaries have an income tax net operating loss carryforward of approximately $10.1 million at January 31, 2008.

The total dividends per Share of Beneficial Interest applicable to operating results for the years ended January 31, 2008 and 2007 amounted to $0.01 per share and $0.01 per share, respectively.

The Trust and subsidiaries have no state net operating loss carryforwards.  Federal net operating loss carryforwards are estimated to expire as follows:

Year	Federal

2012	$1,147,858
2019	1,163,799
2020	1,979,025
2021	250,847
2022	1,580,590
2023	1,671,294
2024	2,302,410

$10,095,823

Total and net deferred income tax assets at January 31,	2008	2007
Net operating loss carryforwards	$3,433,000	$3,944,000
Bad debt allowance	9,000	31,000
Alternative minimum tax credit	61,000	43,000
Total deferred income tax assets	3,503,000	4,018,000

Deferred income tax liability associated with book/tax differences in hotel properties	(2,779,000)	(2,791,000)
Net deferred income tax asset	724,000	1,227,000
Valuation allowance	(724,000)	(1,227,000)
Net deferred income tax asset	$—	$—

Income taxes for the year ended January 31,	2008	2007
Current income tax provision	$192,000	$57,000
Deferred income tax benefit	—	259,000
Net income tax provision	$192,000	$316,000

    The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2008:

Federal statutory rates	$453,000	34%
State income taxes	61,000	5%
Utilization of federal net operating loss carryforward and related recognition of tax benefit	(503,000)	(38)%
True-ups to prior year return	155,000	11%
Permanent differences and other	26,000	2%
Effective rate	$192,000	14%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2007:

Federal statutory rates	$92,000	34%
State income taxes	12,000	5%
Utilization of federal net operating loss carryforward and related recognition of tax benefit	(1,264,000)	(469)%
True up of prior year net operating loss carryforward	1,443,000	535%
Other	33,000	2%
Effective rate	$316,000	117%

In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Trust has established a valuation allowance against its net deferred income tax assets at January, 31, 2008. As defined by the standard, Management believes it is more likely than not that its deferred income tax assets may not be realized due to a history of losses sustained by the Trust. Realization of a deferred tax asset is dependent on whether or not there will be sufficient taxable income in future periods in which operating loss carryforwards can be utilized.

The valuation allowance decreased by approximately $503,000 in the year ended January 31, 2008, primarily due to the utilization of approximately $864,000 of federal net operating loss carryforwards.  The valuation allowance decreased by approximately $1,264,000 in the year ended January 31, 2008, primarily due to the utilization of approximately $2,580,000 of federal and $130,000 of state net operating loss carryforwards.

The Trust had income taxes payable of $62,000 and $32,000 recorded as of January 31, 2008 and 2007, respectively.

In June 2006, the FASB issued FIN 48, which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Trust must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Trust is subject to U.S federal income taxes as well as numerous state tax jurisdictions. The Trust's assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While the Trust does not have any interest and penalties related to income taxes, the Trust's policy is to recognize such expenses as tax expense.

The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which the Trust Company is subject.

13.  ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS

Mr. Wirth had an employment agreement with the Trust that expired in December 2007.  The employment agreement provided that Mr. Wirth received no compensation from the Trust as long as a previously enforceable advisory agreement was in effect.  However, pursuant to the terms of the employment agreement, since the Advisor (as defined in the advisory agreement) no longer provides services to the Partnership or the Trust, Mr. Wirth is to be compensated at an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect.  Mr. Wirth was being compensated at a lesser rate of $146,000 a year during fiscal year 2008 and compensated at a rate of $141,000 for fiscal year 2007. Mr. Wirth currently does not have an employment agreement with the Trust.

14.  OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2008 and 2007, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units, which represented 25.8% of the total outstanding partnership units.  As of January 31, 2008 and 2007, Mr. Wirth and his affiliates held 5,573,624 and 5,573,624 Shares of Beneficial Interest in the Trust, respectively, which represented 60.8% and 60.6% of the total issued and outstanding Shares of Beneficial Interest.

At January 31, 2008 and 2007, the Trust owned a 70.66% interest and 69.89% interest, respectively, in the Hotels through its sole general partner’s interest in the Partnership.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Trust’s significant financial instruments at January 31, 2008 and 2007 are as follows:

	2008		2007
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$19,774,412	$20,898,875	$18,865,651	$19,405,055

Notes payable to banks	750,000	750,000	749,777	749,777

Notes and advances payable to related parties	54,633	57,809	1,085,717	1,079,818

Other notes payable	182,944	193,198	235,899	234,995

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2008	2007
Cash paid for interest	$1,783,309	$1,787,785

Cash paid for income taxes	161,749	26,867

Promissory notes issued by the Trust to acquire Class A limited partnership units	65,000	8,842

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	—	8,158

Shares issued to Trustees and Officers in exchange for services	46,080	37,665

The Trust issued 53,922 and 92,883 Shares of Beneficial Interest during the years ended January 31, 2008 and 2007, respectively, in exchange for Class A limited partnership units.  The issued Shares of Beneficial Interest were valued at $63,870 and $117,186, respectively.

17.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2008 and 2007 was $199,154 and $196,234, respectively, plus a variable component based on gross revenues of each property that totaled approximately $105,000 and $98,000, respectively.

Future minimum lease payments under these non-cancelable ground leases are as follows:

Fiscal Year Ending
2009	$202,360
2010	202,360
2011	202,360
2012	202,360
2013	202,360
Thereafter	5,873,772

Total	$6,885,572

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

.

18.  STOCK OPTION PLAN

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

There were no options granted in fiscal year 2008 or 2007, and no options outstanding as of January 31, 2008.  The Plan currently has 1,000,000 options available to grant.

The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2008, have been issued.

For stock options granted to non-employees of the Trust, compensation was recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model.   The Trust did not grant any stock options to non-employees during fiscal years 2008 and 2007.  The Trust had equity related compensation expense of $46,080 and $96,390 for the years ended January 31, 2008 and 2007, respectively.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2008

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$3,548,967	$—	$4,220,820	$—	$2,356,566	$—	$6,577,386
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	985,368	251,649	4,983,292	53,366	2,535,989	305,015	7,519,281
Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,134,458	1,633,064	5,450,872	—	1,790,261	1,633,064	7,241,133
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	6,050,000	900,000	9,166,549	(20,564)	1,338,465	879,436	10,505,014
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,055,619	—	1,903,970	—	397,064	—	2,301,034
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$19,774,412	$2,791,718	$25,801,165	$32,802	$8,418,345	$2,824,520	$34,219,510

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$6,577,386	$1,692,907	$4,884,479	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,824,296	1,877,089	5,947,207	1982	1998	5-40 years

Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,874,197	2,407,977	6,466,220	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	11,384,450	2,677,294	8,707,156	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,301,034	760,837	1,540,197	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	8,598	74,069	2004	2004	33 years

	$37,044,030	$9,424,702	$27,619,328

(See accompanying independent auditors report.)

(A)           Aggregate cost for federal income tax purposes at January 31, 2008 and 2007 are as follows:

	2008	2007
Land	$1,856,788	$1,856,788
Buildings and improvements	19,825,174	19,352,224
	$21,681,962	$21,209,012

Reconciliation of Real Estate:

Balance at January 31, 2006	$36,344,665
Improvement to Hotel Properties	581,439

Balance at January 31, 2007	$36,926,104
Improvement to Hotel Properties	400,562
Disposal of Property Improvements	(282,636)

Balance at January 31, 2008	$37,044,030

(See accompanying independent auditors report.)

SCHEDULE IV

MORTGAGES LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/08 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	8.875%	9/1/2015	180 monthly installments	$1,575,000	$1,055,619
Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	120 monthly installments, with balloon payment of $7,498,458 due at maturity	9,000,000	8,134,458
Mortgage Note Secured by Yuma, AZ property	9.250%	8/1/2011	180 monthly installments	4,000,000	985,368
Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate (6.0% as of 1/31/08)	1/28/2015	83 monthly installments, with balloon payment of $5,079,399 due at maturity	6,050,000	6,050,000
Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	5,100,000	3,548,967

				$25,725,000	$19,774,412

Mortgage Note Reconciliation

Balance at January 31, 2006	$19,908,877

Deductions during period:
Principal payments	(1,043,226)

Balance at January 31, 2007	18,865,651

Deductions during period:
Net refinancings	2,031,900
Principal payments	(1,123,139)

Balance at January 31, 2008	$19,774,412

(See accompanying independent auditor’s report)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures of our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.           As of January 31, 2008, we had an entity-level material weakness in our control environment related to an insufficient number of accounting and finance personnel.  This material weakness resulted in adjustments to several of our significant accounts, specifically, Accounts Payable and Accrued Expenses. As a result, management’s controls over financial close and reporting procedures are insufficient and in some cases lack proper review and approval procedures.

2.           As of January 31, 2008, we did not maintain effective controls over the period end accrual process.  Specifically, controls were not designed and in place to ensure that goods and services received prior to period end but not yet invoiced were appropriately recognized.  This material weakness resulted in errors in the accounting for accrued expenses. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, our management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2008, based on the criteria established in “Internal Control -Integrated Framework” issued by the COSO.

This annual report on Form 10-K does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  The Trust’s internal controls over financial reporting were not subject to attestation by the Trust’s independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Trust to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter (the fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In our efforts to continuously improve our internal controls, our management has taken steps to enhance the following controls and procedures subsequent to the end of fiscal 2008 as part of our remediation efforts:

Management plans to hire a full-time Controller.  Hiring a full-time Controller will both provide a secondary review for key analysis and the capacity to allow for the implementation of new financial reporting internal controls.

Management intends to create a vendor checklist to assist in identifying goods or services that have been received or incurred but not yet invoiced as of the end of a reporting period.

Item  9B.  OTHER INFORMATION

None.
PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to the Trustees and Executive Officers of the Trust is incorporated herein by reference to the information set forth under the caption “Election of Trustees—Nominees, Trustees and Executive Officers” in the Trust’s definitive proxy statement for its 2008 Annual Meeting of Shareholders to be held on July 17, 2008 (the “Proxy Statement”), which is expected to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the end of the Trust’s fiscal year.

The information regarding the Audit Committee of our Board of Trustees and the information regarding the “audit committee financial expert” are incorporated herein by reference to the information set forth under the caption “Board Committees— Audit Committee” in the Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth under the caption “Certain Information Concerning the Trust—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics for Senior Financial Officers

The Trust has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and principal accounting officer and persons performing similar functions.  The Trust has posted its Code of Ethics on its website at www.innsuitestrust.com.  The Trust intends to satisfy all Commission and American Stock Exchange disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to its Chief Executive Officer, Chief Financial Officer and principal accounting officer, and persons performing similar functions, by posting such information on its website.  In addition, the Trust has adopted a Code of Conduct and Ethics that applies to all of its employees, officers and Trustees.  It is also available on the Trust’s website at www.innsuitestrust.com.

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

The following table provides information about the Trust’s equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2008:

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Transactions,” “Election of Trustees” and “Board Committees” in the Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information set forth under the caption “Certain Information Concerning the Trust—Audit Fees & Services” in the Proxy Statement.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)                                                                                      Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Report of Independent Registered Public Accounting Firm – January 31, 2008 and 2007	21
2.	Consolidated Balance Sheets – January 31, 2008 and 2007	22
3.	Consolidated Statements of Operations – Years Ended January 31, 2008 and 2007	23
4.	Consolidated Statements of Shareholders’ Equity – Years Ended January 31, 2008 and 2007	24
5.	Consolidated Statements of Cash Flows – Years Ended January 31, 2008 and 2007	25
6.	Notes to Consolidated Financial Statements – Years Ended January 31, 2008 and 2007	26
7.	Schedule III – Real Estate and Accumulated Depreciation	44
8.	Schedule IV – Mortgage Loans on Real Estate	47

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

10.3
Amended and Restated Promissory Note dated December 1, 2006 by RRF Limited Partnership in favor of Rare Earth Financial, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 filed with the Securities and Exchange Commission on December 1, 2006).

10.4
Sales and Project Coordination Agreement dated March 1, 2006 between Rare Earth Development Company and InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006 filed with the Securities and Exchange Commission on May 12, 2006).

10.5
InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 19, 2000).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 15, 2008	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2008	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 15, 2008	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2008	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: May 15, 2008	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 15, 2008	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 15, 2008	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: May 15, 2008	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee