Form 10-Q
period 2008-04-30
INNSUITES HOSPITALITY TRUST
filed 2008-06-16
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐              Accelerated filer   ☐            Non-accelerated filer ☐              Smaller reporting company  ☒
                                                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of June 9, 2008: 9,094,676

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2008	JANUARY 31, 2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$407,621	$299,698
Restricted Cash	219,182	142,495
Accounts Receivable, including $266,851 and $194,491 from related parties, net of Allowance for Doubtful Accounts of $38,000 and $29,000, as of April 30, and January 31, 2008, respectively	842,444	663,278
Prepaid Expenses and Other Current Assets	453,534	486,438
Total Current Assets	1,922,781	1,591,909
Property, Plant and Equipment, net	203,273	211,958
Hotel Properties Held for Sale, net	29,657,422	29,402,016
Long-Term Portion of Deferred Finance Costs	106,850	113,618
Long-Term Deposits	14,987	14,987
TOTAL ASSETS	$31,905,313	$31,334,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,010,544	$2,408,087
Current Portion of Notes Payable to Banks	279,312	750,000
Current Portion of Mortgage Notes Payable	968,167	967,289
Current Portion of Other Notes Payable	63,769	74,582
Current Portion of Notes Payable to Related Parties	33,923	33,336
Total Current Liabilities	3,355,715	4,233,294
Mortgage Notes Payable	18,573,541	18,807,123
Notes Payable to Related Parties	12,594	21,297
Other Notes Payable	93,576	108,362

TOTAL LIABILITIES	22,035,426	23,170,076

MINORITY INTEREST IN PARTNERSHIP	1,081,163	761,219

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,112,898 and 9,163,378 shares issued and outstanding at April 30, and January 31, 2008, respectively	19,474,402	18,010,184
Treasury Stock, 7,673,850 and 7,536,970 shares held at April 30, and January 31, 2008, respectively	(10,685,678)	(10,606,991)
TOTAL SHAREHOLDERS’ EQUITY	8,788,724	7,403,193
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,905,313	$31,334,488

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2008	2007

REVENUE
Room	$5,372,299	$5,196,910
Food and Beverage	414,704	333,772
Telecommunications	7,749	11,477
Other	96,363	94,063
Management and Trademark Fees, including $125,869 and $109,112 from related parties, for the three months ended April 30, 2008 and 2007, respectively	128,297	109,111
Payroll Reimbursements, including $753,066 and $760,010 from related parties, for the three months ended April 30, 2008 and 2007, respectively	753,066	760,010
TOTAL REVENUE	6,772,478	6,505,343

OPERATING EXPENSES
Room	1,128,858	1,101,270
Food and Beverage	280,551	299,039
Telecommunications	23,690	35,420
General and Administrative	836,400	806,160
Sales and Marketing	344,344	310,110
Repairs and Maintenance	364,006	354,638
Hospitality	243,672	195,538
Utilities	269,856	266,301
Hotel Property Depreciation	16,037	490,427
Real Estate and Personal Property Taxes, Insurance and Ground Rent	298,125	305,308
Other	2,652	6,681
Payroll Expenses	753,066	760,010
TOTAL OPERATING EXPENSES	4,561,257	4,930,902
OPERATING INCOME	2,211,221	1,574,441
Interest Income	253	46
TOTAL OTHER INCOME	253	46
Interest on Mortgage Notes Payable	376,371	429,804
Interest on Notes Payable to Banks	5,051	15,448
Interest on Notes Payable and Advances to Related Parties	909	13,541
Interest on Other Notes Payable	2,739	3,972
TOTAL INTEREST EXPENSE	385,070	462,765

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	1,826,404	1,111,722
LESS MINORITY INTEREST	(319,944)	(136,901)
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	1,506,460	974,821
INCOME TAX PROVISION (Note 7)	—	(75,393)
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$1,506,460	$899,428
NET INCOME PER SHARE - BASIC	$0.16	$0.10
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,130,105	9,190,557
NET INCOME PER SHARE - DILUTED	$0.14	$0.08
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,006,552	13,168,562

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$1,506,460	$899,428
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided By Operating Activities:
Minority Interest	319,944	136,901
Provision for Uncollectible Receivables	8,964	16,374
Stock Compensation Expense	9,810	—
Depreciation and Amortization	22,891	499,328
Loss on Disposal of Hotel Properties	2,720	773
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(188,130)	(493,828)
Decrease in Prepaid Expenses and Other Assets	32,818	43,110
Decrease in Accounts Payable and Accrued Expenses	(399,505)	(646,895)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,315,972	455,191

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(76,687)	(9,295)
Cash Received from Sale of Hotel Properties	—	1,800
Improvements and Additions to Hotel Properties	(265,478)	(156,956)
NET CASH USED IN INVESTING ACTIVITIES	(342,165)	(164,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(232,704)	(222,129)
Payments on Notes Payable to Banks	(1,980,420)	(1,333,508)
Borrowings on Notes Payable to Banks	1,509,732	2,270,986
Repurchase of Treasury Stock	(128,777)	(19,105)
Payments on Notes and Advances Payable to Related Parties	(8,116)	(1,007,570)
Payments on Other Notes Payable	(25,599)	(26,749)
NET CASH USED IN FINANCING ACTIVITIES	(865,884)	(338,075)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,923	(47,335)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,698	202,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$407,621	$155,356

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008 AND JANUARY 31, 2008
AND FOR THE THREE MONTHS ENDED APRIL 30, 2008 AND 2007

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at April 30, 2008 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Mr. Wirth with an aggregate of 544 suites and one unrelated hotel property with a total of 175 suites. Under the licensing agreements, InnSuites Hotels receives a percentage of revenue from the hotels in exchange for use of the “InnSuites” trademark. All significant intercompany transactions and balances have been eliminated in consolidation.

The Trust’s general partnership interest in the Partnership was 70.66% on both April 30, 2008 and January 31, 2008. The weighted average for the three months ended April 30, 2008 and 2007 was 70.66% and 69.89%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of April 30, 2008 and January 31, 2008, a total of 468,509 Class A limited partnership units were issued and outstanding. Additionally, as of April 30, 2008 and January 31, 2008, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,876,447 Shares of Beneficial Interest of the Trust. As of April 30, 2008 and January 31, 2008, 9,335,070 General Partner Units were held by the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2008.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” For hotel properties “Held and Used” or “Held for Sale”, if the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available or the present value of future undiscounted cash flows over the remaining life of the asset. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

HOTEL PROPERTIES HELD FOR SALE

The Trust will classify a hotel property as “held for sale” in the period (generally not to exceed one year) in which (1) it has made the decision to actively seek a buyer of the property and (2) it is reasonable to expect the sale of a hotel property to be completed in one year and/or (3) a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of refundable cash and no significant financing contingencies exist that could cause the transaction not to be completed in a timely manner.  If these criteria are met, the Trust will record an impairment loss if the fair value less the costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not the sell the hotel properties classified as held for sale, they will be reclassified as held and used assets.  In such an event, the hotel properties will be carried at the lower of the carrying amount prior to being classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as “Held and Used,” or the fair value at the date of the subsequent decision not to sell.

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees and other revenue are recognized as earned as services are provided and items are sold. Payroll reimbursements are recorded as personnel services are provided and are not netted with the corresponding payroll expense.

INCOME PER SHARE

Basic and diluted income (loss) per share have been computed based on the weighted-average number of Shares of Beneficial Interest outstanding during the periods and potentially dilutive securities.

For the three month periods ended April 30, 2008 and 2007, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,876,447 and 3,978,005 for the first three months of fiscal year 2009 and 2008, respectively.

The following is a reconciliation of basic income per share to diluted income per share:

	For the three months ended
	April 30, 2008	April 30, 2007

Income attributable to Shares of Beneficial Interest	$1,506,460	$899,428
Plus: Income attributable to minority interest unit holders	319,944	136,901
Income attributable to Shares of Beneficial Interest after unit conversion	$1,826,404	$1,036,329

Weighted average common shares outstanding	9,130,105	9,190,557
Plus: Weighted average incremental shares resulting from unit conversion	3,876,447	3,978,005
Weighted average common shares outstanding after unit conversion	13,006,552	13,168,562

Basic Income Per Share	$0.16	$0.10
Diluted Income Per Share	$0.14	$0.08

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”   ( “FIN 48” ),  which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Trust must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Trust is subject to U.S federal income taxes as well as numerous state tax jurisdictions. The Trust's assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While the Trust does not have any interest and penalties related to income taxes, the Trust's policy is to recognize such expenses as tax expense.  The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which the Trust is subject.  See Income Taxes at Note 7.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Trust adopted SFAS No. 157 on February 1, 2008 and such adoption did not have a material impact on financial condition, results of operations or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for the Trust on February 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Trust’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141(Revised 2007), Business Combinations (“SFAS 141(R)”) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. Management is presently evaluating the effect of adopting these statements.

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

During the first quarter of fiscal year 2009, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $39,240.  Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock.  During the first quarter of fiscal year 2009, the Trust recognized expense on these shares totaling $9,810. No such expense was recognized during the first quarter of fiscal year 2008.

The following table summarizes restricted share activity during the three months ended April 30, 2008:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2008	—	—
Granted	36,000	$1.09
Vested	(7,200)	$1.09
Forfeited	—	—
Balance of unvested awards at April 30, 2008	28,800	$1.09

No cash was paid out or received by the Trust relating to restricted share awards during the three months ended April 30, 2008 and 2007. The restricted shares issued to the Trustees will be fully vested on December 31, 2008 and 2007.

4. RELATED PARTY TRANSACTIONS

As of April 30, 2008 and 2007, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of April 30, 2008 and 2007, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust paid no interest on related party notes to Mr. Wirth and his affiliates for the three months ended April 30, 2008 and 2007. The Trust recognized no interest expense on related party notes to Mr. Wirth and his affiliates during the three months ended April 30, 2008 and recognized interest expense of $12,085 for the three months ended April 30, 2007. The Trust had no accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates as of April 30, 2008 and January 31, 2008, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $909 and $1,456 for the three months ended April 30, 2008 and 2007, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of April 30, 2008 and January 31, 2008.

Notes and advances payable to related parties at April 30, 2008 and January 31, 2008 consist of notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $47,000 and $55,000 as of April 30, 2008 and January 31, 2008, respectively. The notes and advances payable to related parties consist of:

	April 30, 2008	January 31, 2008
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	$24,481	$28,105

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	7,701	9,271

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	7,698	9,268

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	6,637	7,989
	$46,517	$54,633

5. NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% (5.5% as of April 30, 2008), with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. The line of credit matures on May 18, 2008. As of April 30, 2008 and January 31, 2008, the Trust had drawn $129,312 and $750,000 of the funds available under the line or credit, respectively.

On March 3, 2008, the Trust established a new unsecured $850,000 revolving line of credit to replace the $750,000 line of credit when it matured on May 18, 2008. The new line of credit bears interest at Wall Street Journal prime (5.0% as of April 30, 2008) and matures on July 15, 2009.  The new line of credit carries no financial covenants. As of April 30, 2008, the Trust had drawn $150,000 of the funds available under the line of credit.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $379,354 and $426,836 in cash for interest for the three months ended April 30, 2008 and 2007, respectively.

7. INCOME TAXES

The Trust has recorded income tax provisions of $0 and $75,393 for the three months ended April 30, 2008 and 2007, respectively, which included a tax benefit of $0 and $363,575, respectively, from the utilization of federal net operating loss carry forwards.  The Trust has a current income tax payable of $28,452 and $62,154 as of April 30, 2008 and January 31, 2008.  At April 30, 2008 and January 31, 2008, the Trust maintained a 100% valuation allowance of $722,011 and $723,885, respectively, against its net deferred income tax assets.   The Trust has calculated an annual effective tax rate of  0% for purposes of calculating the income tax provision for the three months ended April 30, 2008.  The Trust anticipates a net loss for the full fiscal year and would not anticipate recognizing any tax benefit in the fiscal year for that loss.  On April 30, 2008 the Trust has federal net operating loss carryforwards of $9.4 million.  There are no state net operating loss carryforwards as of April 30, 2008.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at April 30, 2008 and January 31, 2008.

8. HOTEL PROPERTIES HELD FOR SALE

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

The Trust’s long-term strategic plan is to obtain full benefit of its real estate equity to migrate the focus of the Trust’s primary business from a hotel owner to a hospitality service company by expanding its trademark license, management, reservation, and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. The Trust began its long-term corporate strategy when it relinquished its REIT status in January 2004, which had previously prevented the Trust from providing management services to hotels. In June 2004, the Trust acquired its trademark license and management agreements and began providing management, trademark and reservations services to its Hotels. In July 2007, the Board of Trustees agreed to list and/or present for sale all five of the Trust’s hotel properties based on substantial equity not readily seen by investors or then reflected in stock prices.

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of April 30, 2008
Hotel Property	Book Value	Mortgage Balance	Listed Sales Price
Albuquerque	$1,746,032	$1,031,289	$6,450,000
Ontario	6,980,085	8,090,986	23,900,000
Tucson Oracle	5,241,840	3,473,228	13,750,000
Tucson City Center	9,275,538	6,019,531	14,400,000
Yuma	6,413,927	926,674	15,500,000
	$29,657,422	$19,541,708	$74,000,000

There is no assurance that the listed sales price for the individual hotel properties will be realized, however the Trust’s management believes that these sales prices are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part and may in the future result in the Trust changing one or all of the sales prices. If we are not successful selling one or more of our properties, we may reclassify our properties as “Held and Used” and would record all unrecorded depreciation expense on that date. The unrecorded depreciation expense as of April 30, 2008 for all our hotel properties is $1.4 million.

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

As part of the Board study for 2008-2009, greater emphasis has been placed on hiring additional management personnel, trademark and reservations fee income. The Trust has determined that it is easier to sell management contracts when the trademark services are also provided. Therefore the primary emphasis is on trademark and reservation services. As part of the emphasis on trademark services, the Trust is developing two trademark packages. The first is the “Traditional InnSuites Hotels & Suites” regional package and the second is the “InnSuites Boutique Collection,” which now includes two affiliate hotels managed by the Trust. The Trust plans to add two additional affiliate hotels to the Boutique Collection. Marketing of our new products is being handled by a third party vendor, while sales are being handled internally.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We own the sole general partner’s interest in the Partnership. Our principal source of cash flows is from the operations of the Hotels and management and licensing contracts with affiliated and third-party hotels.

HOTEL PROPERTIES HELD FOR SALE

We classified our five Hotels as “Held for Sale” as of August 1, 2007, which is part of our long-term strategic plan to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have been reducing real estate holdings and concentrating on hospitality services. We began our long-term corporate strategy when we relinquished our REIT status in January 2004, which prevented us from providing hospitality services to hotels. Then, in June 2004, we acquired our trademark license and management agreements and began providing services to our Hotels. On July 12, 2007, our Board of Trustees voted to list and/or present for sale all five of our hotel properties. The sale of the Hotels will provide us with additional capital, some of which will be needed to complete the transformation to a hospitality service company, following the lead of other hotel chains.

We will use the proceeds from the sale of the Hotels as needed to support hospitality service operations as cash flows from current operations, primarily hotel room revenue, decline with sale of the Hotels. With the acquisition of additional contracts for services and the reduction of expenses in other areas, additional capital from the sale of the Hotels will be marginal. We estimate that the transformation to a hospitality service company will add approximately $200,000 in salary and travel expenses to our current annual administrative expenses, partially offset over time by a reduction in operations. The additional expense is for sales personnel to market trademark license, management, reservation and advertising services.

Initially, we will focus our sales efforts in the western region of the United States and concentrate our marketing efforts on unbranded hotels and hotels that are changing brands. We expect the fees for our trademark license and management services to range from 1/2% to 4% of room revenue depending on the services provided. In addition to the trademark license and management services, advertising services will be required at a fee ranging from 1/2% to 1% of room revenue. Reservation fees are expected to range from $5.00 to $15.00 per reservation depending on the number of room nights included in the reservation. Each hotel will also be expected to sign up with an independent global distribution system to receive domestic and international reservations from travel agents, airlines and the internet reservation services.

We have listed all of our properties for sale. Our sales efforts were slowed by sub-prime finance concerns, but have recently picked up as a result of lower prime rates.  We have received several offers. No earnest money has been received and we have not entered into any definitive or binding agreements to sell any of the properties as of the date of this report. If we are not successful selling one or more of our properties, we may reclassify our properties as “Held and Used” and would record all unrecorded depreciation expense on that date. The unrecorded depreciation expense as of April 30, 2008 for all our hotel properties is $1.4 million.

Effective February 1, 2004, we relinquished our REIT status. As of that date, any distributions to our shareholders are not deductible for purposes of computing our taxable income and we are subject to income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, without offset for distributions of such income to our shareholders. As of January 31, 2008, we had $10.1 million in federal net loss carryforward available to offset future federal tax liability.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 10”  (“FIN 48”), which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  We are subject to U.S federal income taxes as well as numerous state tax jurisdictions. Our assessments of our tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While we do not have any interest and penalties related to income taxes, our policy is to recognize such expenses as tax expense.

The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 on February 1, 2008 and such adoption did not have a material impact on financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” This pronouncement requires an employer to make certain recognitions, measurements and disclosures regarding defined benefit postretirement plans. We do not have any defined benefit postretirement plans, and SFAS No. 158 will not have any impact on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on February 1, 2008. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation),” which permits entities to present certain taxes assessed by a governmental authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority, but may choose to do so. EITF issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. We report our revenue net of sales taxes and our management plans to continue to report revenue net of sales tax.

In December 2007, the FASB issued Statement No. 141(Revised 2007), Business Combinations (“SFAS 141(R)”) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. Our management is presently evaluating the effect of adopting these statements.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 78.9%, a decrease of 3.4% from the prior year period. ADR increased $5.56, or 6.6%, to $89.70. The increase in ADR, offset by reduced occupancy, resulted in an increase of $1.54, or 2.2%, in REVPAR to $70.81 from $69.27 in the prior year period.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2008	2007
OCCUPANCY	78.9%	82.3%
AVERAGE DAILY RATE (ADR)	$89.70	$84.14
REVENUE PER AVAILABLE ROOM (REVPAR)	$70.81	$69.27

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions, including seasonality specific to the locations of the Hotels. See “Seasonality.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2008 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2007

A summary of the operating results for the three months ended April 30, 2008 and 2007 is:

	2008	2007	Change	% Change
Revenue	$6,772,478	$6,505,343	$267,135	4.1%
Operating Income	$2,211,221	$1,574,441	$636,780	40.4%
Net Income Attributable to Shares of Beneficial Interest	$1,506,460	$899,428	$607,032	67.5%
Net Income Per Share - Basic	$0.16	$0.10	$0.06	60.0%
Net Income Per Share - Diluted	$0.14	$0.08	$0.06	75.0%

Our total revenue was $6.8 million for the three months ended April 30, 2008, an increase of $267,000, or 4.1%, when compared with the prior year period total of $6.5 million.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 4.5% to $5.9 million from $5.6 million when comparing the three months ended April 30, 2008 and 2007, respectively, primarily due to higher average rates, primarily at the Southern Arizona properties.

Total expenses were $4.9 million for the three months ended April 30, 2008, a decrease of $447,000, or 8.3%, compared to the prior year period. Total operating expenses decreased $370,000, or 7.5%, to $4.6 million from $4.9 million for the three months ended April 30, 2008 and 2007, respectively.  The decreases were primarily a result of the cessation of depreciation on the hotel properties held for sale.

General and administrative expenses totaled $836,000, which was relatively consistent with the prior period total of $806,000.

Hotel property depreciation expense was $16,000 for the three months ended April 30, 2008, a decrease of $474,000, or 96.7%, from the prior year period.  The decrease was a result of the cessation of depreciation on the hotel properties held for sale.

Total interest expense was $385,000 for the three months ended April 30, 2008, a decrease of $78,000, or 16.8%, compared to prior year period total of $463,000.  Interest expense on mortgage notes decreased $53,000, or 12.4%, to $376,000 for the three months ended April 30, 2008, due primarily to the effect of the reduced prime rate on the Tucson St. Mary’s mortgage.  Interest expense on notes payable to banks decreased $10,000, or 67.3%, to $5,000 for the three months ended April 30, 2008, due primarily to the refinancing of the bank line of credit secured by the Tucson St. Mary’s property with the mortgage secured by that property.  Interest expense on related party notes payable decreased $13,000, or 93.3%, to $1,000 for the three months ended April 30, 2008, due primarily to the line of credit due to Rare Earth Financial, LLC, an affiliate of Wirth, being satisfied before the beginning of fiscal year 2009.

FUNDS FROM OPERATIONS (FFO)

We recognize that industry analysts and investors use Funds From Operations (“FFO”) as a financial measure to evaluate and compare equity REITs. We also believe it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about our cash available for distributions, debt service and capital expenditures. We follow the March 1995 interpretation of the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended January 1, 2000, which is calculated (in our case) as net income or loss (computed in accordance with GAAP, excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of our cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, our FFO may not be comparable to other companies’ FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	For the Three Months Ended April 30,
	2008	2007

Net Income Attributable to Shares of Beneficial Interest	$1,506,460	$899,428
Hotel Property Depreciation	16,037	490,427
Loss on Disposition of Hotels	2,720	773
Minority Interest Share of Depreciation and Loss on Dispositions	(5,046)	(113,800)
Funds from Operations	$1,520,171	$1,276,828

Funds from Operations increased approximately $243,000 for the three month period ended April 30, 2008, reflecting an increase of 19.1%, when compared to the prior year period.  The increases were primarily due to stronger operating results at the hotel properties.

LIQUIDITY AND CAPITAL RESOURCES

Through our ownership interest in the Partnership, Yuma Hospitality LP and InnSuites Hotels, we have our proportionate share of the benefits and obligations of the Partnership’s and Yuma Hospitality LP’s ownership interests, as well as InnSuites Hotels’ operational interests, in the Hotels. Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of these cash flows. Our liquidity, including our ability to make distributions to our shareholders, will depend upon the ability to generate sufficient cash flows from hotel operations.

We have principal of $724,633 due and payable for the remainder of fiscal year 2009 under mortgage notes payable. For the period between May 1, 2008 and October 31, 2009, we have principal of $968,167 due and payable under mortgage notes payable. We anticipate that cash flows from operations will be sufficient to satisfy these obligations as they become due.

We entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, we can draw $750,000, bearing interest at prime plus 0.5% (5.5% as of April 30, 2008), with interest-only payments due monthly. During specified times over the duration of the line of credit, we must pay the line of credit down to zero and are unable to borrow against the line of credit for a period of 30 days.  The line of credit matured on May 18, 2008 and was replaced by a new $850,000 revolving line of credit, as discussed below. As of April 30, 2008, we had drawn $129,312 of the funds available under this line or credit.

On March 3, 2008, we established a new unsecured $850,000 revolving line of credit. The new line of credit bears interest at WSJ prime (5.0% as of April 30, 2008) and matures on July 15, 2009.  The new line of credit carries no financial covenants. As of April 30, 2008, we had drawn $150,000 of the funds available under the line of credit.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties. As of April 30, 2008, $219,182 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2008, the Hotels spent $265,478 for capital expenditures of which $258,126 related to "Hotels Held for Sale."  We consider the majority of these improvements to be revenue producing. These amounts have been capitalized and are depreciated over their estimated useful lives. As of August 1, 2007, we ceased depreciation on “Hotels Held for Sale.” The Hotels also spent $364,006 and $354,638 during the three-month periods ended April 30, 2008 and April 30, 2007, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2008, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and an employment contract with Mr. Wirth, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. (See Note 2 - “Summary of Significant Accounting Policies.”)

SEASONALITY

The Hotels’ operations historically have been seasonal. The three southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest period of occupancy at those three southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in our quarterly revenue. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of our hotel business. To the extent that cash flows from operations are insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, we may utilize other cash on hand or borrowings to make distributions to our shareholders or to meet operating needs. We can give no assurance that we will make distributions in the future.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations, our Trustees or our officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) our plans and expectations regarding future sales of hotel properties; and (vii) trends affecting our or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in government regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters;
•	loss of key personnel; and
•
local or national economic and business conditions, including, without limitation, conditions which may affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate.

We do not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-Q relating to the operations of the Partnership.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

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

As of April 30, 2008, we had an entity-level material weakness in our control environment related to an insufficient number of accounting and finance personnel. This material weakness resulted in non-material errors in several of our significant accounts, specifically Accrued Expenses and Equity Transactions. As a result, management’s controls over financial close and reporting procedures are insufficient. Management is in the process of hiring a full-time controller. Hiring a full-time controller will both provide a secondary review for key analysis and the capacity for the implementation of new financial reporting internal controls.

Other than as described above, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, our Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, our Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2008, we acquired 86,480 Shares of Beneficial Interest in open market transactions at an average price of $1.49 per share. We intend to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. We remain authorized to repurchase an additional 209,370 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 – February 29, 2008	72,950	$1.51	72,950	222,900
March 1 – March 31, 2008	3,050	$1.27	3,050	219,850
April 1 – April 30, 2008	10,480	$1.37	10,480	209,370

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

INNSUITES HOSPITALITY TRUST

Dated:	June 16, 2008	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	June 16, 2008	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer