Form 10-Q
period 2008-07-31
INNSUITES HOSPITALITY TRUST
filed 2008-09-23
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2008

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of September 15, 2008: 9,065,406

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2008	JANUARY 31, 2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$64,821	$299,698
Restricted Cash	147,262	142,495
Accounts Receivable, including $312,544 and $194,491 from related parties, net of Allowance for Doubtful Accounts of $62,000 and $29,000, as of July 31, and January 31, 2008, respectively	931,043	663,278
Prepaid Expenses and Other Current Assets	585,074	486,438
Deferred Tax Asset	209,606	—
Total Current Assets	1,937,806	1,591,909
Property, Plant and Equipment, net	219,326	211,958
Hotel Properties Held for Sale, net	30,091,883	29,402,016
Long-Term Portion of Deferred Finance Costs	99,907	113,618
Long-Term Deposits	14,987	14,987
TOTAL ASSETS	$32,363,909	$31,334,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,137,693	$2,408,087
Current Portion of Notes Payable to Banks	850,000	750,000
Current Portion of Mortgage Notes Payable	986,497	967,289
Current Portion of Other Notes Payable	59,025	74,582
Current Portion of Notes Payable to Related Parties	32,876	33,336
Total Current Liabilities	4,066,091	4,233,294
Mortgage Notes Payable	18,317,869	18,807,123
Notes Payable to Related Parties	5,381	21,297
Other Notes Payable	78,534	108,362

TOTAL LIABILITIES	22,467,875	23,170,076

MINORITY INTEREST IN PARTNERSHIP	1,021,196	761,219

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,081,108 and 9,163,378 shares issued and outstanding at July 31, and January 31, 2008, respectively	19,608,916	18,010,184
Treasury Stock, 7,705,640 and 7,536,970 shares held at July 31, and January 31, 2008, respectively	(10,734,078)	(10,606,991)
TOTAL SHAREHOLDERS’ EQUITY	8,874,838	7,403,193
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,363,909	$31,334,488

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2008	2007

REVENUE
Room	$9,027,550	$8,904,328
Food and Beverage	778,813	568,310
Telecommunications	13,877	17,299
Other	178,471	193,587
Management and Trademark Fees, including $245,638 and $198,381 from related parties, for the six months ended July 31, 2008 and 2007, respectively	252,335	207,353
Payroll Reimbursements, including $1,520,195 and $1,552,761 from related parties, for the six months ended July 31, 2008 and 2007, respectively	1,520,195	1,552,761
TOTAL REVENUE	11,771,241	11,443,638

OPERATING EXPENSES
Room	2,234,022	2,174,852
Food and Beverage	575,439	544,746
Telecommunications	31,166	49,171
General and Administrative	1,666,169	1,774,237
Sales and Marketing	676,936	653,381
Repairs and Maintenance	750,283	708,016
Hospitality	444,024	390,078
Utilities	606,848	593,204
Hotel Property Depreciation	34,991	978,453
Real Estate and Personal Property Taxes, Insurance and Ground Rent	576,070	586,803
Other	6,320	22,616
Payroll Expenses	1,520,195	1,552,761
TOTAL OPERATING EXPENSES	9,122,463	10,028,318
OPERATING INCOME	2,648,778	1,415,320
Interest Income	484	679
TOTAL OTHER INCOME	484	679
Interest on Mortgage Notes Payable	742,096	812,885
Interest on Notes Payable to Banks	10,218	60,778
Interest on Notes Payable and Advances to Related Parties	1,675	15,350
Interest on Other Notes Payable	6,094	7,495
TOTAL INTEREST EXPENSE	760,083	896,508

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES	1,889,179	519,491
(LESS) PLUS MINORITY INTEREST	(259,977)	72,315
INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	1,629,202	591,806
INCOME TAX PROVISION (Note 7)	—	(44,286)
NET INCOME ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$1,629,202	$547,520
NET INCOME PER SHARE - BASIC	$0.18	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,110,826	9,198,141
NET INCOME PER SHARE - DILUTED	$0.15	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,987,273	13,147,977

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2008	2007

REVENUE
Room	$3,655,251	$3,707,418
Food and Beverage	364,109	234,538
Telecommunications	6,128	5,822
Other	82,108	99,524
Management and Trademark Fees, including $119,769 and $89,269 from related parties, for the three months ended July 31, 2008 and 2007, respectively	124,038	98,242
Payroll Reimbursements, including $767,129 and $792,751 from related parties, for the three months ended July 31, 2008 and 2007, respectively	767,129	792,751
TOTAL REVENUE	4,998,763	4,938,295

OPERATING EXPENSES
Room	1,105,164	1,073,582
Food and Beverage	294,888	245,707
Telecommunications	7,476	13,751
General and Administrative	829,769	968,077
Sales and Marketing	332,592	343,271
Repairs and Maintenance	386,277	353,378
Hospitality	200,352	194,540
Utilities	336,992	326,903
Hotel Property Depreciation	18,954	488,026
Real Estate and Personal Property Taxes, Insurance and Ground Rent	277,945	281,495
Other	3,668	15,935
Payroll Expenses	767,129	792,751
TOTAL OPERATING EXPENSES	4,561,206	5,097,416
OPERATING INCOME (LOSS)	437,557	(159,121)
Interest Income	231	633
TOTAL OTHER INCOME	231	633
Interest on Mortgage Notes Payable	365,725	383,081
Interest on Notes Payable to Banks	5,167	45,330
Interest on Notes Payable and Advances to Related Parties	766	1,809
Interest on Other Notes Payable	3,355	3,523
TOTAL INTEREST EXPENSE	375,013	433,743

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	62,775	(592,231)
PLUS MINORITY INTEREST	60,017	206,813
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	122,792	(385,418)
INCOME TAX BENEFIT (Note 7)	—	31,107
NET INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$122,792	$(354,311)
NET INCOME (LOSS) PER SHARE - BASIC	$0.01	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,091,547	9,205,478
NET INCOME (LOSS) PER SHARE - DILUTED	$0.00	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,967,994	9,205,478

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shares of Beneficial Interest	$1,629,202	$547,520
Adjustments to Reconcile Net Income Attributable to Shares of Beneficial Interest to Net Cash Provided By Operating Activities:
Minority Interest	259,977	(72,315)
Provision for Uncollectible Receivables	32,324	10,723
Stock Compensation Expense	19,620	23,040
Depreciation and Amortization	48,698	996,255
Deferred Income Taxes	(209,606)	—
(Gain) Loss on Disposal of Hotel Properties	(33,813)	773
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(300,089)	139,509
(Increase) in Prepaid Expenses and Other Assets	(98,632)	(47,572)
(Decrease) in Accounts Payable and Accrued Expenses	(270,394)	(1,189,669)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,077,287	408,264

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(4,767)	25,148
Cash Received from Sale of Hotel Properties	1,400	1,800
Improvements and Additions to Hotel Properties	(699,813)	(411,278)
NET CASH USED IN INVESTING ACTIVITIES	(703,180)	(384,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(470,046)	(442,810)
Payments on Notes Payable to Banks	(2,460,441)	(2,431,640)
Borrowings on Notes Payable to Banks	2,560,441	3,799,066
Repurchase of Partnership Units	—	(650)
Repurchase of Treasury Stock	(177,177)	(115,552)
Payments on Notes and Advances Payable to Related Parties	(16,376)	(1,015,273)
Borrowings on Notes and Advances Payable to Related Parties	—	200,000
Payments on Other Notes Payable	(45,385)	(53,967)
NET CASH USED IN FINANCING ACTIVITIES	(608,984)	(60,826)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(234,877)	(36,892)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,698	202,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,821	$165,799

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND JANUARY 31, 2008
AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2008 AND 2007

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at July 31, 2008 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

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

The Trust’s general partnership interest in the Partnership was 70.66% on both July 31, 2008 and January 31, 2008. The weighted average for the six months ended July 31, 2008 and 2007 was 70.66% and 70.10%, respectively. The weighted average for the three months ended July 31, 2008 and July 31, 2007 was 70.60% and 70.31%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of July 31, 2008 and January 31, 2008, a total of 468,509 Class A limited partnership units were issued and outstanding. Additionally, as of July 31, 2008 and January 31, 2008, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,876,447 Shares of Beneficial Interest of the Trust. As of July 31, 2008 and January 31, 2008, 9,335,070 General Partner Units were held by the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2008.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” For hotel properties held for use, if the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Hotels properties held for saleare carried at the lower of the cost or estimated disposal value. Fair value is determined by either the most current third-party property appraisal, if available or the present value of future undiscounted cash flows over the remaining life of the asset. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

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

For the six-month periods ended July 31, 2008 and 2007, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,876,447 and 3,949,836 for the first six months of fiscal year 2009 and 2008, respectively. During the three-month period ended July 31, 2008, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,876,447.

The following is a reconciliation of basic income per share to diluted income per share:
	For the six months ended			For the three months ended
	July 31, 2008	July 31, 2007		July 31, 2008

Income attributable to Shares of Beneficial Interest	$1,629,202	$547,520		$122,792
Plus (Minus): Income attributable to minority interest unit holders	259,977	(72,315)	(60,017)
Income attributable to Shares of Beneficial Interest after unit		$475,205	$
conversion	$1,889,179			62,775

Weighted average common shares outstanding	9,110,826	9,198,141		9,091,547
Plus: Weighted average incremental shares resulting from unit
conversion	3,876,447	3,949,836		3,876,447
Weighted average common shares outstanding after unit
conversion	12,987,273	13,147,977		12,967,994

Basic Income Per Share	$0.18	$0.06		$0.01
Diluted Income Per Share	$0.15	$0.04		$0.00

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”   ( “FIN 48” ),  which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Trust must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Trust is subject to U.S federal income taxes as well as numerous state tax jurisdictions. The Trust adopted FIN 48 on February 1, 2007. The Trust's assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While the Trust does not have any interest and penalties related to income taxes, the Trust's policy is to recognize such expenses as tax expense.  The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which the Trust is subject.  See Income Taxes at Note 7.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Trust adopted SFAS No. 157 on February 1, 2008 and such adoption did not have a material impact on the Trust's financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 became effective for the Trust on February 1, 2008 and did not have an impact on the Trust’s consolidated financial statements.

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

During the first quarter of fiscal year 2009, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $39,240.  Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock.  For the three and six months ended July 31, 2008, the Trust recognized expenses of $9,810 and $19,620, respectively. During the remainder of fiscal 2009, the Trust will recognize additional expense on these shares of  $19,620. The Trust did not issue any restricted shares during the second quarter of fiscal year 2009.

The following table summarizes restricted share activity during the six months ended July 31, 2008:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2008	—	—
Granted	36,000	$1.09
Vested	(18,000)	$1.09
Forfeited	—	—
Balance of unvested awards at July 31, 2008	18,000	$1.09

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

No cash was paid out or received by the Trust relating to restricted share awards during the six months ended July 31, 2008 or 2007.

4. RELATED PARTY TRANSACTIONS

As of July 31, 2008 and 2007, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2008 and 2007, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $0 and $17,856 for the six months ended July 31, 2008 and 2007, respectively. The Trust recognized no interest expense on related party notes to Mr. Wirth and his affiliates during the six months ended July 31, 2008 and recognized interest expense of $12,571 for the six months ended July 31, 2007. The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $0 and $17,856 for the three months ended July 31, 2008 and 2007, respectively. The Trust recognized no interest expense on related party notes to Mr. Wirth and his affiliates during the three months ended July 31, 2008 and recognized interest expense of $486 for the three months ended July 31, 2007. The Trust had no accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates as of July 31, 2008 and January 31, 2008, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $1,675 and $2,779 for the six months ended July 31, 2008 and 2007, respectively, which was paid during the same time periods. The Trust recognized interest expense on other related party notes in the amounts of $766 and $1,323 for the three months ended July 31, 2008 and 2007, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of July 31, 2008 and January 31, 2008.

Notes and advances payable to related parties at July 31, 2008 and January 31, 2008 consist of notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $38,000 and $55,000 as of July 31, 2008 and January 31, 2008, respectively. The notes and advances payable to related parties consist of:

	July 31, 2008	January 31, 2008
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	$20,793	$28,105

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	6,104	9,271

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	6,101	9,268
Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	5,259	7,989
Totals	$38,257	$54,633

5. NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust can draw $750,000, bearing interest at prime plus 0.5% with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. The line of credit matured on May 18, 2008 and was paid in full.

On March 3, 2008, the Trust established a new $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The new line of credit has no financial covenants, bears interest at Wall Street Journal prime (5.0% as of July 31, 2008) and matures on July 15, 2009.  As of July 31, 2008, the Trust had drawn $850,000 of the funds available under the line of credit.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $746,376 and $891,946 in cash for interest for the six months ended July 31, 2008 and 2007, respectively.

7. INCOME TAXES

The Trust recorded net income tax provisions of $-0- and $44,286 for the six months ended July 31, 2008 and 2007, respectively.  The provisions include deferred tax benefits of $209,606 and $233,638, respectively, from the recognition of a deferred income tax asset at July 31, 2008 and the utilization of federal net operating loss carry forwards at July 31, 2007.  The Trust recorded a net income tax provision/(benefit) of $-0- and $(31,107) for the three months ended July 31, 2008 and 2007, respectively.  The provisions include deferred tax benefits of $209,606 and $-0-, respectively, from the recognition of a deferred income tax asset at July 31, 2008.  The Trust has a current income tax payable of $238,058 and $62,154 as of July 31, 2008 and January 31, 2008.  At July 31, 2008 and January 31, 2008, the Trust maintained a valuation allowance of $722,011 and $723,885, respectively, against its net deferred income tax assets.   The net deferred income tax assets at July 31, 2008 and January 31, 2008 were $209,606 and $-0-, respectively.  The Trust has utilized projections of income or loss for the year ended January 31, 2009 in calculating an effective tax rate and the related income tax provision for the six months ended July 31, 2008.  The Trust anticipates a net loss for the full fiscal year and would not anticipate recognizing any tax benefit in the full fiscal year for that loss.  The loss projected is primarily related to an unusual item in that the Trust will recognize a catch up adjustment of depreciation for hotel properties held for sale.  On July 31, 2008 the Trust has federal net operating loss carryforwards of $9.4 million.  There are no state net operating loss carryforwards as of July 31, 2008.

On February 1, 2007 the Trust adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Pursuant to FIN 48, the Trust identified, evaluated and measured the amount of income tax benefits to be recognized for the Trust’s income tax positions. The Trust has concluded that there are no material uncertain tax positions requiring recognition in the financial statements. As a result of the adoption of FIN 48, the Trust has not recognized any change to the January 31, 2007 balance in retained earnings. At January 31, 2008 and July 31, 2008, the Trust had no unrecognized tax benefits that, if recognized, would affect the Trust’s effective income tax rate in future periods other than the benefits from net operating loss carryforwards that are offset by a valuation allowance.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at January 31, 2008 and no accrued interest or penalties at July 31, 2008.

8. HOTEL PROPERTIES HELD FOR SALE

The Board of Trustees, in viewing the hotel industry cycles, determined that 2008-2009 may be a high point of the current hotel industry cycle and further determined it was appropriate to classify the five Hotels owned by the Trust as “Held for Sale.” The Trust is now actively seeking buyers for its properties.  The Trust has engaged the services of several hotel brokers and is independently advertising its Hotels for sale.

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

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of July 31, 2008
Hotel Property	Book Value	Mortgage Balance	Listed Sales Price
Albuquerque	$1,778,781	$1,006,414	$6,750,000
Ontario	7,107,000	8,046,600	23,500,000
Tucson Oracle	5,262,861	3,395,965	12,700,000
Tucson City Center	9,345,438	5,988,775	14,400,000
Yuma	6,597,803	866,612	15,500,000
	$30,091,883	$19,304,366	$72,850,000

There is no assurance that the listed sales price for the individual hotel properties will be realized, however the Trust’s management believes that these sales prices are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part and may in the future result in the Trust changing one or all of the sales prices. If the Trust is not successful selling one or more of its properties during the third quarter of fiscal 2009, the Trust will reclassify our properties as "held and used" and will record all unrecorded depreciation. The unrecorded depreciation expense as of July 31, 2008 for all hotel properties is $1.9 million.

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

As part of the Board study for 2008-2009, greater emphasis has been placed on hiring additional management personnel, trademark and reservations fee income. The Trust has determined that it is easier to sell management contracts when the trademark services are also provided. Therefore the primary emphasis is on trademark and reservation services. As part of the emphasis on trademark services, the Trust has developed two trademark packages. The first is the “Traditional InnSuites Hotels & Suites” regional package and the second is the “InnSuites Boutique Collection,” which now includes two affiliate hotels managed by the Trust. The Trust plans to add two additional affiliate hotels to the Boutique Collection. Marketing of our new products is being handled by a third party vendor, while sales are being handled internally.

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

HOTEL PROPERTIES HELD FOR SALE

We classified our five Hotels as “Held for Sale” as of August 1, 2007, which is part of our long-term strategic plan to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have been reducing real estate holdings and concentrating on hospitality services. We began our long-term corporate strategy when we relinquished our REIT status in January 2004, which prevented us from providing hospitality services to hotels. Then, in June 2004, we acquired our trademark license and management agreements and began providing services to our Hotels. On July12, 2007, our Board of Trustees voted to list and/or present for sale all five of our hotel properties. The sale of the Hotels will provide us with additional capital, some of which will be needed to complete the transformation to a hospitality service company, following the lead of other hotel chains.

We will use the proceeds from the sale of the Hotels as needed to support hospitality service operations as cash flows from current operations, primarily hotel room revenue, declines with sale of the Hotels. With the acquisition of additional contracts for services and the reduction of expenses in other areas, additional capital from the sale of the Hotels will be marginal. We estimate that the transformation to a hospitality service company will add approximately $200,000 in salary and travel expenses to our current annual administrative expenses, partially offset over time by a reduction in operations. The additional expense is for sales personnel to market trademark license, management, reservation and advertising services.

Initially, we have focused our sales efforts in the western region of the United States and concentrated our marketing efforts on unbranded hotels and hotels that are changing brands. We expect the fees for our trademark license and management services to range from 1/2% to 4% of room revenue depending on the services provided. In addition to the trademark license and management services, advertising services will be required at a fee ranging from 1/2% to 1% of room revenue. Reservation fees are expected to range from $5.00 to $15.00 per reservation depending on the number of room nights included in the reservation. Each hotel will also be expected to sign up with an independent global distribution system to receive domestic and international reservations from travel agents, airlines and the internet reservation services.

We have listed all of our properties for sale. Our sales efforts were slowed by sub-prime finance concerns, but have recently picked up as a result of lower prime rates.  We have received several offers. No earnest money has been received and we have not entered into any definitive or binding agreements to sell any of the properties as of the date of this report. In the near term, we expect financing to be an obstacle to selling our Hotels due to the downward trend of the economy and the banking crisis we are now experiencing. If we are not successful selling one or more of our properties during the third quarter of fiscal 2009, we will reclassify our properties as "held and used" and will record all unrecorded depreciation. The unrecorded depreciation expense as of July 31, 2008 for all hotel properties is $1.9 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 10”  ( “FIN 48”), which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  We are subject to U.S federal income taxes as well as numerous state tax jurisdictions. We adopted FIN 48 on February 1, 2007. Our assessments of our tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While we do not have any interest and penalties related to income taxes, our policy is to recognize such expenses as tax expense.

The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which the we are subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS No. 157 on February 1, 2008 and such adoption did not have a material impact on our financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on February 1, 2008 and did not have an impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 69.9%, a decrease of 4.7% from the six month prior year period. ADR increased $5.74, or 7.3%, to $84.22. The increase in ADR, offset by reduced occupancy, resulted in an increase of $0.28, or 0.5%, in REVPAR to $58.84 from $58.56 in the six month prior year period.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE SIX MONTHS ENDED
	July 31,
	2008	2007
OCCUPANCY	69.9%	74.6%
AVERAGE DAILY RATE (ADR)	$84.22	78.48
REVENUE PER AVAILABLE ROOM (REVPAR)	$58.84	58.56

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2008 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2007

A summary of the operating results for the six months ended July 31, 2008 and 2007 is:

	2008	2007	Change	% Change
Revenue	$11,771,241	$11,443,638	$327,603	2.9%
Operating Income	$2,648,778	$1,415,320	$1,233,458	87.2%
Net Income Attributable to Shares of Beneficial Interest	$1,629,202	$547,520	$1,081,682	>100%
Net Income Per Share - Basic	$0.18	$0.06	$0.12	>100%
Net Income Per Share - Diluted	$0.15	$0.04	$0.11	>100%

Our total revenue was $11.8 million for the six months ended July 31, 2008, an increase of $328,000, or 2.9%, when compared with the prior year period total of $11.4 million.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 3.3% to $9.9 million from $9.7 million when comparing the six months ended July 31, 2008 and 2007, respectively, primarily due to higher average rates at the Southern Arizona properties.

Total expenses were $9.9 million for the six months ended July 31, 2008, a decrease of $1.0 million, or 9.5%, compared to the prior year period. Total operating expenses decreased $906,000, or 9.0%, to $9.1 million from $10.0 million for the six months ended July 31, 2008 and 2007, respectively.  The decreases were primarily a result of the cessation of depreciation on the hotel properties held for sale.

General and administrative expenses totaled $1.7 million for the six months ended July 31, 2008, a decrease of $108,000 from the prior year period of $1.8 million.

Hotel property depreciation expense was $35,000 for the six months ended July 31, 2008, a decrease of $944,000, or 96.4%, from the prior year period.  The decrease was a result of the cessation of depreciation on the hotel properties held for sale.

Total interest expense was $760,000 for the six months ended July 31, 2008, a decrease of $136,000, or 15.2%, compared to prior year period total of $897,000.  Interest expense on mortgage notes decreased $71,000, or 8.7%, to $742,000 for the six months ended July 31, 2008, due primarily to the effect of the reduced prime rate on the Tucson St. Mary’s mortgage.  Interest expense on notes payable to banks decreased $51,000, or 83.2%, to $10,000 for the six months ended July 31, 2008, due primarily to the refinancing of the bank line of credit secured by the Tucson St. Mary’s property with the mortgage secured by that property.  Interest expense on related party notes payable decreased $14,000, or 89.1%, to $2,000 for the six months ended July 31, 2008, due primarily to the line of credit due to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, being satisfied before the beginning of fiscal year 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2007

A summary of the operating results for the three months ended July 31, 2008 and 2007 is:

	2008	2007	Change	% Change
Revenue	$4,998,763	$4,938,295	$60,468	1.2%
Operating Income (Loss)	$437,557	$(159,121)	$596,678	>100%
Net Loss Attributable to Shares of Beneficial Interest	$122,792	$(354,311)	$477,103	>100%
Net Loss Per Share - Basic	$0.01	$(0.04)	$0.05	>100%
Net Loss Per Share - Diluted	$0.00	$(0.04)	$0.04	>100%

Total Trust revenue was $5.0 million for the three months ended July 31, 2008, consistent with the prior year period of $4.9 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 1.5% to $4.1 million from $4.0 million when comparing the three months ended July 31, 2008 and 2006, respectively, primarily due to higher average rates realized through the Trust’s rate management efforts.

Total expenses were $4.9 million for the three months ended July 31, 2008, a decrease of $595,000, or 10.8%, compared to the prior year period. Total operating expenses decreased $536,000, or 10.5%, to $4.6 million from $5.1 million for the three months ended July 31, 2008 and 2007, respectively.

General and administrative expenses decreased $138,000, or 14.38%, to $830,000 from $968,000 when comparing the three months ended July 31, 2008 and 2007, respectively. This is primarily due to $85,000 of workers’ compensation expense incurred by InnSuites Hotels, Inc. relating to a prior year policy audit and additional professional fees incurred at the corporate location.

Hotel property depreciation expenses decreased $469,000, or 96.1%, to $19,000 from $488,000 when comparing the three months ended July 31, 2008 and 2007, respectively. This is primarily due to the cessation of depreciation on hotel properties held for sale.

Total interest expense was $375,000 for the three months ended July 31, 2008, a decrease of $59,000, or 13.5%, from the prior year period total of $433,000, due primarily to the effect of the reduced prime rate on the Tucson St. Mary’s mortgage.

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

We have principal of $489,565 due and payable for the remainder of fiscal year 2009 under mortgage notes payable. For the period between August 1, 2008 and July 31, 2009, we have principal of $986,497 due and payable under mortgage notes payable. We anticipate that cash flows from operations will be sufficient to satisfy these obligations as they become due.

We entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, we can draw $750,000, bearing interest at prime plus 0.5% with interest-only payments due monthly. During specified times over the duration of the line of credit, we must pay the line of credit down to zero and are unable to borrow against the line of credit for a period of 30 days.  The line of credit matured on May 18, 2008 and was replaced by a new $850,000 revolving line of credit, as discussed below.

On March 3, 2008, we established a new $850,000 revolving line of credit. The new line of credit has no financial covenants, bears interest at Wall Street Journal prime (5.0% as of July 31, 2008) and matures on July 15, 2009.  As of July 31, 2008, we had drawn $850,000 of the funds available under the line of credit.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties. As of July 31, 2008, $147,262 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2008, the Hotels spent $699,813 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. As of August 1, 2007, we ceased depreciation on “Hotels Held for Sale.” The Hotels also spent $750,283 and $708,016 during the six-month periods ended July 31, 2008 and July 31, 2007, respectively, and spent $386,277 and $353,378 during the three-month periods ended July 31, 2008 and July 31, 2007, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2008, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. (See Note 2 - “Summary of Significant Accounting Policies.”)

SEASONALITY

The Hotels’ operations historically have been seasonal. The three southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest period of occupancy at those three southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in our quarterly revenue. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of our hotel business. To the extent that cash flows from operations are insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, we may utilize other cash on hand or borrowings to make distributions to our shareholders or to meet operating needs. No assurance can be given that we will make distributions in the future.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) our plans and expectations regarding future sales of hotel properties; and (vii) trends affecting our or any Hotel’s financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2008, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During our evaluation for the quarterly period ended July 31, 2008 we determined we had an entity-level material weakness in our control environment related to a shortage of accounting staff. This material weakness caused procedures outlined in our policies not to be followed and delays in issuing internal and external reports. To correct this issue, we are in the process of hiring additional accounting staff.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, our Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, our Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the six months ended July 31, 2008, we acquired 118,270 Shares of Beneficial Interest in open market transactions at an average price of $1.50 per share. We intend to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and American Stock Exchange requirements. We remain authorized to repurchase an additional 177,580 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 – May 31, 2008	14,520	$1.55	14,520	194,850
June 1 – June 30, 2008	16,450	$1.51	16,450	178,400
July 1 – July 31, 2008	820	$1.37	820	177,580

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2008 Annual Meeting of Shareholders on July 17, 2008. The nominees listed below were elected as our Trustees to hold office for a term expiring at the 2011 Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified. Tabulated below is the number of Shares of Beneficial Interest cast for and withheld with respect to the election of the Trustee nominees:

Name	For	Withheld
Larry Pelegrin	7,422,024	7,364
Steven S. Robson	7,423,024	6,364

       After our 2008 Annual Meeting of Shareholders, James F. Wirth, Marc E. Berg and Peter A. Thoma continued their respective terms in office as Trustees.

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

INNSUITES HOSPITALITY TRUST

Dated:	September 22, 2008	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	September 22, 2008	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer