Form 10-Q
period 2008-10-31
INNSUITES HOSPITALITY TRUST
filed 2008-12-15
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2008

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of December 8, 2008: 9,028,256

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2008	JANUARY 31, 2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$12,615	$299,698
Restricted Cash	108,297	142,495
Accounts Receivable, including $136,945 and $194,491 from related parties, net of Allowance for Doubtful Accounts of $67,000 and $29,000, as of October 31, and January 31, 2008, respectively	550,656	663,278
Prepaid Expenses and Other Current Assets	536,140	486,438
Total Current Assets	1,207,708	1,591,909
Property, Plant and Equipment, net	223,585	211,958
Hotel Properties Held and Used, net	28,067,464	29,402,016
Long-Term Portion of Deferred Finance Costs	93,314	113,618
Long-Term Deposits	14,987	14,987
TOTAL ASSETS	$29,607,058	$31,334,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,046,319	$2,408,087
Outstanding Checks in Excess of Account Balance	170,788	—
Current Portion of Notes Payable to Banks	850,000	750,000
Current Portion of Mortgage Notes Payable	1,005,266	967,289
Current Portion of Other Notes Payable	80,084	74,582
Current Portion of Notes Payable to Related Parties	453,037	33,336
Total Current Liabilities	4,605,494	4,233,294
Mortgage Notes Payable	18,059,662	18,807,123
Notes Payable to Related Parties	1,357	21,297
Other Notes Payable	132,733	108,362

TOTAL LIABILITIES	22,799,246	23,170,076

MINORITY INTEREST IN PARTNERSHIP	319,412	761,219

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,019,346 and 9,163,378 shares issued and outstanding at October 31, and January 31, 2008, respectively	17,303,008	18,010,184
Treasury Stock, 7,767,402 and 7,623,370 shares held at October 31, and January 31, 2008, respectively	(10,814,608)	(10,606,991)
TOTAL SHAREHOLDERS’ EQUITY	6,488,400	7,403,193
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,607,058	$31,334,488

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2008	2007

REVENUE
Room	$12,174,531	$12,997,086
Food and Beverage	970,688	922,857
Telecommunications	18,184	26,769
Other	260,037	309,511
Management and Trademark Fees, including $306,898 and $293,941 from related parties, for the nine months ended October 31, 2008 and 2007, respectively	316,343	305,841
Payroll Reimbursements, Related Party	2,276,587	2,388,206
TOTAL REVENUE	16,016,370	16,950,270

OPERATING EXPENSES
Room	3,216,838	3,264,537
Food and Beverage	774,783	807,250
Telecommunications	45,756	62,336
General and Administrative	2,528,593	2,457,785
Sales and Marketing	970,359	1,004,318
Repairs and Maintenance	1,129,404	1,045,304
Hospitality	628,611	575,961
Utilities	911,497	934,556
Hotel Property Depreciation	2,412,974	993,981
Real Estate and Personal Property Taxes, Insurance and Ground Rent	847,423	870,745
Other	15,035	44,568
Payroll Expenses, Related Party	2,276,587	2,388,206
TOTAL OPERATING EXPENSES	15,757,860	14,449,547
OPERATING INCOME	258,510	2,500,723
Interest Income	597	1,028
TOTAL OTHER INCOME	597	1,028
Interest on Mortgage Notes Payable	1,099,497	1,211,573
Interest on Notes Payable to Banks	21,385	109,240
Interest on Notes Payable and Advances to Related Parties	3,877	22,429
Interest on Other Notes Payable	7,397	11,406
TOTAL INTEREST EXPENSE	1,132,156	1,354,648

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	(873,049)	1,147,103
PLUS (LESS) MINORITY INTEREST	437,442	39,502
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	(435,607)	1,186,605
INCOME TAX PROVISION (Note 7)	(209,606)	(92,144)
NET INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(645,213)	$1,094,461
NET INCOME (LOSS) PER SHARE - BASIC	$(0.07)	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,090,560	9,191,881
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.07)	$0.08
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,090,560	13,127,793

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2008	2007

REVENUE
Room	$3,146,981	$4,092,758
Food and Beverage	191,875	354,547
Telecommunications	4,307	9,470
Other	81,566	115,924
Management and Trademark Fees, including $61,260 and $95,560 from related parties, for the three months ended October 31, 2008 and 2007, respectively	64,008	98,488
Payroll Reimbursements, Related Party	756,392	835,445
TOTAL REVENUE	4,245,129	5,506,632

OPERATING EXPENSES
Room	982,816	1,089,685
Food and Beverage	199,344	262,504
Telecommunications	14,590	13,165
General and Administrative	862,424	683,548
Sales and Marketing	293,423	350,937
Repairs and Maintenance	379,121	337,288
Hospitality	184,587	185,883
Utilities	304,649	341,352
Hotel Property Depreciation	2,377,983	15,528
Real Estate and Personal Property Taxes, Insurance and Ground Rent	271,353	283,942
Other	8,715	21,952
Payroll Expenses, Related Party	756,392	835,445
TOTAL OPERATING EXPENSES	6,635,397	4,421,229
OPERATING INCOME (LOSS)	(2,390,268)	1,085,403
Interest Income	113	349
TOTAL OTHER INCOME	113	349
Interest on Mortgage Notes Payable	357,401	398,688
Interest on Notes Payable to Banks	11,167	48,462
Interest on Notes Payable and Advances to Related Parties	2,202	7,079
Interest on Other Notes Payable	1,303	3,911
TOTAL INTEREST EXPENSE	372,073	458,140

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	(2,762,228)	627,612
PLUS (LESS) MINORITY INTEREST	681,100	(32,332)
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST BEFORE INCOME TAXES	(2,081,128)	595,280
INCOME TAX PROVISION (Note 7)	(209,606)	(47,858)
NET INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(2,290,734)	$547,422
NET INCOME (LOSS) PER SHARE - BASIC	$(0.25)	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,046,540	9,180,360
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.25)	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,046,540	13,088,879

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) Income Attributable to Shares of Beneficial Interest	$(645,213)	$1,094,461
Adjustments to Reconcile Net Income (Loss) Attributable to Shares of Beneficial Interest to Net Cash Provided By Operating Activities:
Minority Interest	(437,442)	(39,502)
Provision for Uncollectible Receivables	59,225	(7,386)
Stock Compensation Expense	29,430	34,560
Depreciation and Amortization	2,433,535	1,020,684
Loss on Disposal of Hotel Properties	31,493	4,182
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	(47,997)	78,274
Decrease in Prepaid Expenses and Other Assets	53,397	31,931
Decrease in Accounts Payable and Accrued Expenses	(361,414)	(1,006,810)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1, 115,014	1,210,394

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	34,198	9,249
Cash Received from Sale of Hotel Properties	1,400	3,500
Improvements and Additions to Hotel Properties	(1,122,942)	(688,335)
NET CASH USED IN INVESTING ACTIVITIES	(1,087,344)	(675,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(709,484)	(794,445)
Outstanding checks in excess of account balances	170,788	—
Payments on Notes Payable to Banks	(2,786,816)	(4,595,871)
Borrowings on Notes Payable to Banks	2,886,816	5,970,582
Repurchase of Partnership Units	—	(650)
Repurchase of Treasury Stock	(215,766)	(140,612)
Payments on Notes and Advances Payable to Related Parties	(84,239)	(1,228,112)
Borrowings on Notes and Advances Payable to Related Parties	484,000	500,000
Payments on Other Notes Payable	(60,052)	(85,446)
NET CASH USED IN FINANCING ACTIVITIES	(314,753)	(374,554)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(287,083)	160,254
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,698	202,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,615	$362,945

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 AND JANUARY 31, 2008
AND FOR THREE AND NINE MONTHS ENDED OCTOBER 31, 2008 AND 2007

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at October 31, 2008 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

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

The Trust’s general partnership interest in the Partnership was 70.94% on October 31, 2008 and 70.66% on January 31, 2008. The weighted average for the nine months ended October 31, 2008 and 2007 was 70.75% and 70.21%, respectively. The weighted average for the three months ended October 31, 2008 and October 31, 2007 was 70.94% and 70.42%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of October 31, 2008 and January 31, 2008, a total of 431,598 and 468,509, respectively, Class A limited partnership units were issued and outstanding. Additionally, as of October 31, 2008 and January 31, 2008, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,839,536 Shares of Beneficial Interest of the Trust as of October 31, 2008. As of October 31, 2008 and January 31, 2008, 9,371,981 and 9,335,070, respectively, General Partner Units were held by the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2008.

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

On August 1, 2007, the Trust classified its hotel properties as held for sale. On August 1, 2008, the Trust reclassified its hotel properties from “held for sale” to “held and used.” The Trust, after one year of efforts, failed to find any qualified buyers for its hotel properties. As a result of this reclassification, the Trust recorded $1.9 million in depreciation expense in the third quarter ended October 31, 2008.

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees and other revenue are recognized as earned as services are provided and items are sold. Payroll reimbursements are recorded as personnel services are provided and are not netted with the corresponding payroll expense.

INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share have been computed based on the weighted-average number of Shares of Beneficial Interest outstanding during the periods and potentially dilutive securities.

For the nine-month periods ended October 31, 2008 and 2007, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,864,008 and 3,935,912 for the first nine months of fiscal year 2009 and 2008, respectively. During the three-month periods ended October 31, 2008 and October 31, 2007, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,839,536 and 3,908,519, respectively. These shares have been excluded from the calculations below as they would be anti-dilutive.

The following is a reconciliation of basic income per share to diluted income per share:
	For the nine months ended		For the three months ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007

Income (Loss) attributable to Shares of Beneficial Interest	$(645,213)	$1,094,461	$(2,290,734)	$547,422
Plus (Minus): Income attributable to minority interest unit holders	—	(39,502)	—	32,332
Income (Loss) attributable to Shares of Beneficial Interest after unit conversion	$(645,213)	$1,054,959	$(2,290,734)	$579,754
Weighted average common shares outstanding	9,090,560	9,191,881	9,046,540	9,180,360
Plus: Weighted average incremental shares resulting from unit conversion	—	3,935,912	—	3,908,519
Weighted average common shares outstanding after unit conversion	9,090,560	13,127,793	9,046,540	13,088,879
Basic Income Per Share	$(0.07)	$0.12	$(0.25)	$0.06
Diluted Income Per Share	$(0.07)	$0.08	$(0.25)	$0.04

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”   ( “FIN 48” ),  which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Trust must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Trust is subject to U.S. federal income taxes as well as numerous state tax jurisdictions. The Trust adopted FIN 48 on February 1, 2008. The Trust's assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While the Trust does not have any interest and penalties related to income taxes, the Trust's policy is to recognize such expenses as tax expense.  The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which the Trust is subject.  See Income Taxes at Note 7.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Trust adopted SFAS No. 157 on January 1, 2008 and such adoption did not have a material impact on financial condition, results of operations or liquidity.

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

During the first quarter of fiscal year 2009, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $39,240.  Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock.  For the three and nine months ended October 31, 2008, the Trust recognized expenses of $9,810 and $29,430, respectively. The Trust did not issue any restricted shares during the second and third quarters of fiscal year 2009.

The following table summarizes restricted share activity during the nine months ended October 31, 2008:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2008	—	—
Granted	36,000	$1.09
Vested	(27,000)	$1.09
Forfeited	—	—
Balance of unvested awards at October 31, 2008	9,000	$1.09

        During the second quarter of fiscal year 2008, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $46,080. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the three and nine months ended October 31, 2008, the Trust recognized expenses of $11,520 and $34,560, respectively. The following table summarizes restricted share activity during the nine months ended October 31, 2007:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2007	—	—
Granted	36,000	$1.28
Vested	(36,000)	$1.28
Forfeited	—	—
Balance of unvested awards at October 31, 2007	—	NA

No cash was paid out or received by the Trust relating to restricted share awards during the nine months ended October 31, 2008 or 2007.

4. RELATED PARTY TRANSACTIONS

As of October 31, 2008 and 2007, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2008 and 2007, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $2,276,587 and $2,388,206 for the nine months ended October 31, 2008 and 2007, respectively. The Trust recognized related party payroll reimbursement revenue and related party payroll expense to Mr. Wirth and his affiliates in the amounts of $756,392 and $835,445 for the three months ended October 31, 2008 and 2007, respectively.

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $0 and $22,480 for the nine months ended October 31, 2008 and 2007, respectively. The Trust recognized interest expense of $1,614 and $18,463 on related party notes to Mr. Wirth and his affiliates during the nine months ended October 31, 2008 and October 31, 2007, respectively. The Trust recognized interest expense of $1,614 and $5,892 on related party notes to Mr. Wirth and his affiliates during the three months ended October 31, 2008 and October 31, 2007, respectively. The Trust had accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates of $1,614 and $0 as of October 31, 2008 and January 31, 2008, respectively.

The Trust recognized interest expense on other related party notes in the amounts of $2,263 and $3,966 for the nine months ended October 31, 2008 and 2007, respectively, which was paid during the same time periods. The Trust recognized interest expense on other related party notes in the amounts of $588 and $1,187 for the three months ended October 31, 2008 and 2007, respectively, which was paid during the same time periods. The Trust had no unpaid interest on these notes as of October 31, 2008 and January 31, 2008.

Notes and advances payable to related parties at October 31, 2008 and January 31, 2008 consist of notes payable to Mason Anderson, former Trustee of the Trust, and his affiliates to repurchase Shares of Beneficial Interest in the Trust. The aggregate amounts outstanding were approximately $454,000 and $55,000 as of October 31, 2008 and January 31, 2008, respectively. The notes and advances payable to related parties consist of:

	October 31, 2008	January 31, 2008
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.
	$ 17,040	$ 28,105

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	5,020	9,271

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	4,476	9,268

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	3,858	7,989

Revolving line of credit payable to Rare Earth Financial, L.L.C., affiliate of Mr. Wirth, bearing interest at 7% per annum, and secured by the Partnership’s ownership interest in Tucson St. Mary’s Hospitality LLC. Due in monthly interest installments with unpaid principal due in March 2009.	424,000	—
Total related party debt	454,394	54,633
Less: current portion of related party debt	(453,037)	(33,336)
Long-term portion of related party debt	$ 1,357	$ 21,297

5. NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust could draw $750,000, bearing interest at prime plus 0.5%, with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust must pay the line of credit down to zero and is unable to borrow against the line of credit for a period of 30 days. The line of credit matured on May 18, 2008 and was paid in full.

On March 3, 2008, the Trust established a new $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The new line of credit has no financial covenants, bears interest at Wall Street Journal prime (4.0% as of October 31, 2008) and matures on July 15, 2009.  As of October 31, 2008, the Trust had drawn $850,000 of the funds available under the line of credit.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,113,468 and $1,342,012 in cash for interest for the nine months ended October 31, 2008 and 2007, respectively.

During the first quarter of fiscal 2009, The Trust issued 36,000 Shares of Beneficial Interest, with a total value of $39,240, to the Trustees as payment for their services for fiscal year 2009. See Note 3.

During the third quarter of fiscal year 2009, the Trust issued a promissory note to an unrelated third party for $89,925 in exchange for 32,262 Shares of Beneficial Interest valued at $41,941 and 36,911 Class A limited partnership units in the partnership valued at $47,984.

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

7. INCOME TAXES

The Trust has recorded income tax provisions of $209,606 and $92,144 for the nine months ended October 31, 2008 and 2007, respectively.  The provisions include deferred tax benefits of $-0- and $381,631, respectively, from the utilization of federal net operating loss carry forwards at October 31, 2007. The Trust recorded a net income tax provision of $209,606 and $47,858 for the three months ended October 31, 2008 and 2007, respectively.  The Trust has a current income tax payable of $238,058 and $62,154 as of October 31, 2008 and January 31, 2008, respectively.  At October 31, 2008 and January 31, 2008, the Trust maintained a valuation allowance of $760,203 and $723,885, respectively, against its net deferred income tax assets.   There was no net deferred income tax assets or liabilities at October 31, 2008 and January 31, 2008.  The Trust has utilized projections of taxable income for the year ended January 31, 2009 in calculating an effective tax rate and the related income tax provision for the nine months ended October 31, 2008.  The Trust anticipates a net loss for the full fiscal year and would not anticipate recognizing any tax benefit in the fiscal year for that loss but rather a current expense due to the inability to utilize net operating loss carry forwards due to limitations imposed under Section 382 of the Internal Revenue Code of 1986, as amended.  On October 31, 2008 the Trust has federal net operating loss carryforwards of $9.8 million.  There are no state net operating loss carryforwards as of October 31, 2008.

On February 1, the Trust adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Trust identified, evaluated and measured the amount of income tax benefits to be recognized for the Trust’s income tax positions. The Trust has concluded that there are no material uncertain tax positions requiring recognition in the financial statements. As a result of the adoption of FIN 48, the Trust has not recognized any change to the January 31, 2007 balance in retained earnings. At January 31, 2007 and October 31, 2008, the Trust had no unrecognized tax benefits that, if recognized, would affect the Trust’s effective income tax rate in future periods other than the benefits from net operating loss carryforwards that are offset by a valuation allowance.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at October 31, 2008 or January 31, 2008.

8.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the three and nine months ended October 31, 2008 was $50,590 and $151,770, respectively, plus a variable component based on gross revenues of each property that totaled approximately $18,000 and $64,239, respectively. Total expense associated with the non-cancelable ground leases for the three and nine months ended October 31, 2007 was $49,533 and $148,668, respectively, plus a variable component based on gross revenues of each property that totaled approximately $21,000 and $78,000, respectively.

Future minimum lease payments under these non-cancelable ground leases are as follows:

Twelve Months Ended October 31,
2009	$202,360
2010	202,360
2011	202,360
2012	202,360
2013	202,360
Thereafter	5,722,002

Total	$6,733,802

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

HOTEL PROPERTIES HELD FOR SALE

We reclassified all of our hotel properties from “held for sale” to “held and used” in the third quarter ended October 31, 2008. Due to the economic conditions, the funds were not available to potential buyers to finance a purchase of one or more of our hotels. As a result of this reclassification, we recorded $1.9 million depreciation expense.

We continue to seek qualified buyers for our hotels and will continue to migrate our primary business from a hotel owner to a hospitality service company providing trademark licensing and management services.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 10”  (“FIN 48”), which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  We are subject to U.S. federal income taxes as well as numerous state tax jurisdictions. We adopted FIN 48 on February 1, 2008. Our assessments of our tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While we do not have any interest and penalties related to income taxes, our policy is to recognize such expenses as tax expense.

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

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 64.6% for the nine months ended October 31, 2008, a decrease of 9.1% from the prior year same period. ADR increased $4.74, or 6.2%, to $81.69. The increase in ADR, offset by reduced occupancy, resulted in a decrease of $3.97, or 7.0%, in REVPAR to $52.74 from $56.71 in the prior year period. The current decrease in occupancy is due to the downward trend in our economy causing less vacation and business travelers. We project that this trend will continue through late 2009.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE NINE MONTHS ENDED
	October 31,
	2008		2007
OCCUPANCY		64.6%	73.7%
AVERAGE DAILY RATE (ADR)	$	81.69	$76.95
REVENUE PER AVAILABLE ROOM (REVPAR)	$	52.74	$56.71

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. The current global recession that we are experiencing is expected to negatively affect our business through late 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2008 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2007

A summary of the operating results for the nine months ended October 31, 2008 and 2007 is:

	2008	2007	Change	% Change
Revenue	$16,016,370	$16,950,270	$(933,900)	(5.5)%
Operating Income	$258,510	$2,500,723	$(2,242,213)	(89.7)%
Net Income (Loss) Attributable to Shares of Beneficial Interest	$(645,213)	$1,094,461	$(1,739,674)	>(100)%
Net Income (Loss) Per Share - Basic	$(0.07)	$0.12	$(0.19)	>(100)%
Net Income (Loss) Per Share - Diluted	$(0.07)	$0.08	$(0.15)	>(100)%

Our total revenue was $16.0 million for the nine months ended October 31, 2008, a decrease of $934,000, or 5.5%, when compared with the prior year period total of $17.0 million.  Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 5.8% to $13.4 million from $14.3 million when comparing the nine months ended October 31, 2008 and 2007, respectively, primarily due to lower occupancy at our hotels. Hotel operations, including Food and Beverage operations, experienced a significant decrease in revenues during the third quarter due to lower occupancy. Due to a high degree of operational and financial leverage in our hotel business, expenses may not decline proportionately with a decline in revenues.

Total expenses were $16.9 million for the nine months ended October 31, 2008, an increase of $1.1 million, or 6.9%, compared to the prior year period. Total operating expenses increased $1.3 million, or 9.1%, to $15.8 million from $14.4 million for the nine months ended October 31, 2008 and 2007, respectively.  The increases were primarily a result of recording one year’s depreciation of $1.9 million on hotels reclassified from “held for sale” to “held and used.”

General and administrative expenses of $2.5 million were consistent with the prior year nine-month period.

Hotel property depreciation expense was $2.4 million for the nine months ended October 31, 2008, an increase of $1.4 million, or 143%, from the prior year period.  The increases were primarily a result of recording one year’s depreciation of $1.9 million on hotels reclassified from “held for sale” to “held and used.” The increase was a result of the the catch-up of unbooked depreciation on the hotel properties that were held for sale.

Total interest expense was $1.1 million for the nine months ended October 31, 2008, a decrease of $222,000, or 16.4%, compared to prior year period total of $1.4 million.  Interest expense on mortgage notes decreased $112,000, or 9.3%, to $1.1 million for the nine months ended October 31, 2008, due primarily to the effect of the reduced prime rate on the Tucson St. Mary’s variable rate mortgage.  Interest expense on notes payable to banks decreased $88,000, or 80.4%, to $21,000 for the nine months ended October 31, 2008, due primarily to consolidating and refinancing of the bank line of credit with the Tucson St. Mary’s mortgage discussed above.  Interest expense on related party notes payable decreased $19,000, or 82.7%, to $3,000 for the nine months ended October 31, 2008, due primarily to the line of credit due to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, being satisfied before the beginning of fiscal year 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2007

A summary of the operating results for the three months ended October 31, 2008 and 2007 is:

	2008	2007	Change	% Change
Revenue	$4,245,129	$5,506,632	$(1,261,503)	(22.9)%
Operating Income (Loss)	$(2,390,268)	$1,085,403	$(3,475,671)	>(100)%
Net Income (Loss) Attributable to Shares of Beneficial Interest	$(2,290,734)	$547,442	$(2,838,176)	>(100)%
Net Income (Loss) Per Share - Basic	$(0.25)	$0.06	$(0.31)	>(100)%
Net Income (Loss) Per Share - Diluted	$(0.25)	$0.04	$(0.29)	>(100)%

Our total revenue was $4.2 million for the three months ended October 31, 2008, a decrease of $1.3 million or 22.9% compared with the prior year period of $5.5 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 25.1% to $3.4 million from $4.6 million when comparing the three months ended October 31, 2008 and 2007, respectively, primarily due to lower occupancy at our hotels. Hotel operations, including Food and Beverage operations, experienced a significant decrease in revenues during the third quarter due to lower occupancy. Due to a high degree of operational and financial leverage in our hotel business, expenses may not decline proportionately with a decline in revenues.

Total expenses were $7.0 million for the three months ended October 31, 2008, an increase of $2.1 million, or 43.6%, compared to the prior year period of $4.9 million. Total operating expenses increased $2.2 million, or 50.1%, to $6.6 million from $4.4 million for the three months ended October 31, 2008 and 2007, respectively. The increases were primarily a result of recording one year’s depreciation of $1.9 million on hotels reclassified from “held for sale” to “held and used.”

General and administrative expenses increased $179,000, or 26.2%, to $862,000 from $684,000 when comparing the three months ended October 31, 2008 and 2007, respectively. This is primarily due to $85,000 of workers’ compensation expense incurred by InnSuites Hotels, Inc. relating to a prior year policy audit and additional professional fees incurred at the corporate location.

Hotel property depreciation expenses was $2.4 million the three months ended October 31, 2008 compared to $16,000 for the prior year period. The increase of $2.4 million was a result of recording one year’s depreciation of $1.9 million on hotels reclassified from “held for sale” to “held and used.

Total interest expense was $372,000 for the three months ended October 31, 2008, a decrease of $86,000, or 18.8%, from the prior year period total of $458,000. The decrease in interest expense is primarily due to the refinancing of our Tucson St. Mary’s property at a lower interest rate, decreases in principal balances on our hotels and the payoff of the Rare Earth Financial line of credit in January 2008.

FUNDS FROM OPERATIONS (FFO)

We recognize that industry analysts and investors use Funds From Operations (“FFO”) as a financial measure to evaluate and compare equity REITs. We also believe it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about our cash available for distributions, debt service and capital expenditures. We follow the March 1995 interpretation of the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended January 1, 2000, which is calculated (in our case) as net income or loss (computed in accordance with GAAP, excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of our cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, our FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2008	2007	2008	2007

Net Income (Loss) Attributable to Shares of Beneficial Interest	$(645,213)	$1,094,461	$(2,290,734)	$547,422
Hotel Property Depreciation	2,412,974	993,981	2,377,983	15,528
Loss (Gain) on Disposition of Hotels	31,493	4,182	(65,306)	3,409
Minority Interest Share of Depreciation and (Gain) Loss on Dispositions	(566,923)	(230,511)	(558,716)	(4,872)
Funds from Operations	$1,232,331	$1,862,113	$(406,161)	$561,487

        Funds from Operations decreased approximately $630,000 for the nine month period ended October 31, 2008 reflecting a decrease of 33.8%, when compared to the prior year period. Funds from Operations decreased approximately $968,000 for the three month period ended October 31, 2008 reflecting a decrease of more than 100.0% from the prior year period.  The decreases were primarily due to lower occupancies resulting in less revenue during the third quarter.

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

We have principal of $249,336 due and payable for the remainder of fiscal year 2009 under mortgage notes payable. For the period between November 1, 2008 and October 31, 2009, we have principal of $1,005,266 due and payable under mortgage notes payable. We anticipate that cash flows from operations will be sufficient to satisfy these obligations as they become due. In the event cash flows from operations is insufficient to satisfy these obligations as they become due, we may seek to negotiate additional credit facilities or issue debt instruments. We are currently in negotiations to refinance our mortgage note payable on our Yuma hotel. See below.

We have no principal due and payable for the remainder of fiscal year 2009 under notes and advances payable to Mr. Wirth and his affiliates. The Trust had $400,000 due to Rare Earth Financial, L.L.C., an affiliate of Mr. Wirth, in March 2006. The Trust satisfied this note using the line of credit established by the Partnership with Rare Earth Financial in March 2006. On December 1, 2006, the Partnership amended this line of credit agreement to increase the maximum amount the Partnership can borrow under the line of credit from $700,000 to $1.0 million. The Trust has $424,000 due on this line of credit as of October 31, 2008. For the twelve months between November 1, 2008 and October 31, 2009, the Trust has principal due and payable under notes payable of $424,000 to Mr. Wirth and his affiliates.

We entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, we could draw $750,000, bearing interest at prime plus 0.5%, with interest-only payments due monthly. During specified times over the duration of the line of credit, we must pay the line of credit down to zero and are unable to borrow against the line of credit for a period of 30 days.  The line of credit matured on May 18, 2008 and was replaced by a new $850,000 revolving line of credit, as discussed below. As of October 31, 2008, this $750,000 line of credit was paid in full.

On March 3, 2008, we established a new $850,000 revolving line of credit. The new line of credit has no financial covenants, bears interest at Wall Street Journal prime (4.0% as of October 31, 2008) and matures on July 15, 2009.  As of October 31, 2008, we had drawn $850,000 of the funds available under the line of credit.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

Due to the current economic conditions, we are in negotiations to refinance our mortgage note payable on our Yuma hotel in the amount of $4.0 million to supplement our cash flows from operations during fiscal year 2010. If our cash flows from operations are not sufficient to meet our obligations during fiscal year 2010, we project that the proceeds from this refinancing will be sufficient to satisfy our obligations as they become due during fiscal year 2010.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties. As of October 31, 2008, $108,297 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2008, the Hotels spent $1,122,942 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $1,129,404 and $1,045,304 during the nine-month periods ended October 31, 2008 and October 31, 2007, respectively, and spent $379,121 and $337,288 during the three-month periods ended October 31, 2008 and October 31, 2007, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2008, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; and (vi) trends affecting our or any Hotel’s financial condition or results of operations.

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

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in government regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters; and
•	loss of key personnel;

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2008, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During our evaluation for the quarterly period ended October 31, 2008, we determined we had an entity-level material weakness in our control environment related to a shortage of accounting staff. This material weakness caused procedures outlined in our policies not to be followed and delays in issuing internal and external reports. Subsequent to October 31, 2008, we corrected our staffing shortage by hiring an experienced controller. At this time due to current economic conditions, we believe that additional staff is not needed to adequately follow procedures and issue internal and external reports in a timely manner.

Other than as described above, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
ITEMS 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, our Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, our Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the nine months ended October 31, 2008, we acquired 180,032 Shares of Beneficial Interest in open market transactions at an average price of $1.43 per share. We intend to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Alternext US LLC requirements. We remain authorized to repurchase an additional 115,818 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 – August 31, 2008	35,362	$1.30	35,362	142,218
September 1 – September 30, 2008	12,600	$1.45	12,600	129,618
October 1 – October 31, 2008	13,800	$1.17	13,800	115,818

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

INNSUITES HOSPITALITY TRUST

Dated:	December 15, 2008	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	December 15, 2008	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer