Form 10-K
period 2009-01-31
INNSUITES HOSPITALITY TRUST
filed 2009-04-30
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-7062

InnSuites Hospitality Trust
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-6647590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre, 1615 E. Northern Avenue, Suite 102, Phoenix, Arizona	85020
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, including area code: (602) 944-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Shares of Beneficial Interest, without par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):.

Large Accelerated Filer ☐        Accelerated Filer  ☐             Non-Accelerated Filer  ☐        Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2008, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE Amex:  $3,337,325.

Number of Shares of Beneficial Interest outstanding as of April 24, 2009:  8,974,204.

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2009 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof)

PART I

Item 1.                      BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for nine hotels, and provides trademark license services for eleven hotels.  On January 31, 2009, the Trust owned a 70.94% sole general partner interest in the Partnership, which owned four InnSuites® hotels located in Arizona, New Mexico and southern California.  The Trust also owned one InnSuites® hotel located in Yuma, Arizona (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly owned subsidiary of the Trust, provides management services for the Hotels and four hotels owned by affiliates of James F. Wirth, the Trust’s Chairman, President and Chief Executive Officer.  InnSuites Hotels also provides trademark and licensing services to the Hotels, four hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.  The Trust has 419 employees.

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

The Trust has a single class of Shares of Beneficial Interest, without par value, that are traded on the NYSE Amex under the symbol “IHT.”  The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects.  Each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust and each Class B limited partnership unit is convertible, upon approval of the Board of Trustees of the Trust, into one newly-issued Share of Beneficial Interest of the Trust.  The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

MANAGEMENT AND LICENSING CONTRACTS

In connection with the Trust’s relinquishment of its REIT status in February 2004, the Trust no longer required the services of a separate management company. The Trust determined it was in its best interest to buy out the management contracts and licensing agreements in place with Suite Hospitality Management, Inc. (the “Management Company”) and directly manage the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels.  As a result of this buy out, the Management Company (which was the Trust’s variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”)) was no longer consolidated subsequent to the second quarter of fiscal year 2005.

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

Under the management agreements, InnSuites Hotels provides the personnel for the Hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels received 2.5% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal years 2009 and 2008.  Effective February 1, 2009, the management fees for InnSuites Hotels and the Partnership are set at 2.5% of room revenue and an additional monthly accounting fee of $2,000. These agreements expire on January 31, 2010.  InnSuites Hotels received 2.5% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal year 2009 and 2008 and an additional monthly accounting fee of $2,000. Effective for fiscal 2010, the management fees for these four hotels will remain at 2.5% of room revenue and a monthly accounting fee of $2,000.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

InnSuites Hotels received 1.25% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal years 2009 and 2008.  Effective February 1, 2010, the trademark license fees for the Hotels owned by the Partnership and the Trust will remain at 1.25% of room revenue. The revenue and expenses related to these contracts have been eliminated in consolidation.  These agreements have no expiration date.  InnSuites Hotels received 1.25% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal year 2009 and 2008.  Effective February 1, 2010, the fees for hotels owned by affiliates of Mr. Wirth will remain at 1.25% of room revenue. These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership.   InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2009 and 2008.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice.  InnSuites Hotels received 30% of revenues generated from reservations provided by InnSuites Reservation Center to the unrelated hotel in Oceanside, California in exchange for licensing services during fiscal year 2009.  This agreement had no expiration date and could be cancelled by either party with 30-days written notice. This agreement was cancelled May 1, 2008.

FRANCHISE AGREEMENTS

InnSuites Hotels has entered into franchise arrangements with Best Western International with respect to four of the Hotels.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party franchise agreements received significant reservations through the Best Western reservation system.  Until February, 2005, InnSuites Hotels also had a franchise agreement with Holiday Inn relating to its Ontario, California hotel.  InnSuites Hotels terminated this agreement and the property now holds a franchise agreement with Best Western.  The Trust incurred $297,393 and $304,299 in total fees related to these agreements for the twelve months ended January 31, 2009 and 2008, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive.  The Trust expects the major challenge for fiscal year 2010 to be strong competition for group business in the markets in which it operates, which may affect the Trust’s ability to increase room rates while maintaining market share.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors have greater marketing and financial resources than the Trust.

Certain additional hotel property developments have been announced or have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of the Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States.   The Trust has a concentration of assets in the southern Arizona market.  In the markets in which the Trust operates, in particular, the Yuma, Arizona and Ontario, California markets, supply has increased.  In the Tucson, Arizona market demand has declined.  Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on the revenue of the Hotels in their respective markets.

The Trust may also compete for investment opportunities with other entities that have greater financial resources.  These entities also may generally accept more risk than the Trust can prudently manage.  Competition may generally reduce the number of suitable future investment opportunities available to the Trust and increase the bargaining power of owners seeking to sell their properties.

REGULATION

The Trust is subject to numerous federal, state and local government laws and regulations affecting the hospitality industry, including usage, building and zoning requirements.  A violation of any of those laws and regulations or increased government regulation could require the Trust to make unplanned expenditures and result in higher operating costs.  In addition, the Trust’s success in expanding our hotel operations depends upon its ability to obtain necessary building permits and zoning variances from local authorities.  Compliance with these laws is time intensive and costly and may reduce the Trust’s revenues and operating income.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons.  In addition to ADA work completed to date, the Trust may be required to remove access barriers or make unplanned, substantial modifications to its Hotels to comply with the ADA or to comply with other changes in governmental rules and regulations, which could reduce the number of total available rooms, increase operating costs and have a negative impact on the Trust’s results of operations.

In addition, our Hotels, like all real property, are subject to governmental regulations designed to protect the environment.  If the Trust fails to comply with such laws and regulations, it may become subject to significant liabilities, fines and/or penalties, which could adversely affect its financial condition and results of operations.

The Trust is also subject to laws governing our relationship with employees, including minimum or living wage requirements, overtime, working conditions and work permit requirements. Additional increases to the state or federal minimum wage rate, employee benefit costs or other costs associated with employees could increase expenses and result in lower operating margins.

Lastly, the Trust collects and maintains information relating to its guests for various business purposes, including maintaining guest preferences to enhance the Trust’s customer service and for marketing and promotion purposes.  The collection and use of personal data are governed by privacy laws and regulations.  Compliance with applicable privacy regulations may increase the Trust’s operating costs and/or adversely impact its ability to service its guests and market its products, properties and services to its guests. In addition, non-compliance with applicable privacy regulations by the Trust (or in some circumstances non-compliance by third parties engaged by the Trust) could result in fines or restrictions on its use or transfer of data.

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

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow problems.  Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, regional economic downturn or poor weather conditions should occur during the first or fourth fiscal quarters, the adverse impact to the Trust’s revenues could likely be greater as a result of its southern Arizona seasonal business.

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

Item 1A.  RISK FACTORS

Not required for smaller reporting companies.

Item 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

Item 2.                      PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre in Phoenix, Arizona.  On January 31, 2009, the Partnership owned four Hotels and the Trust owned one Hotel.  All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels.  All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION (1)

InnSuites Hotel and Suites Airport Albuquerque Best Western	101	1975/1985	2004

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2005

InnSuites Hotels and Suites Yuma Best Western	166	1982/1984	2008

InnSuites Hotel and Suites Ontario Airport Best Western	150	1990	2005

InnSuites Hotels and Suites Tucson St. Mary’s	267	1960/1971	2006

Total suites	843

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

The Trust’s Shares of Beneficial Interest are traded on the NYSE Amex under the symbol “IHT.” On April 24, 2009, the Trust had 8,974,204 shares outstanding and 459 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the NYSE Amex, as well as dividends declared thereon:

Fiscal Year 2009	High	Low	Dividends
First Quarter	1.64	1.01	—
Second Quarter	1.59	1.00	—
Third Quarter	1.65	1.03	—
Fourth Quarter	1.40	0.46	.01

Fiscal Year 2008	High	Low	Dividends
First Quarter	1.64	1.04	—
Second Quarter	1.69	1.00	—
Third Quarter	1.64	0.77	—
Fourth Quarter	1.65	0.79	.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2009 and 2008, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, the Board of Trustees approved the purchase of up to 300,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2009, the Trust acquired 39,810 Shares of Beneficial Interest in open market transactions at an average price of $0.90 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Amex requirements.  The Trust remains authorized to repurchase an additional 287,190 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 – November 30, 2008	23,350	$0.80	23,350	92,468
December 1 – December 31, 2008	3,650	$0.78	3,650	88,818
January 1 – January 31, 2009	12,810	$1.13	12,810	287,190
Total	39,810		39,810

See Part III, Item 12 for a description of our equity compensation plans.

Item 6.                      SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2009, the InnSuites system included five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through franchise agreements with Best Western.  All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

Our operations consist of one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels.  In addition, we receive management fees, trademark license fees and reservation fees from four hotels owned by Mr. Wirth and his affiliates and trademark license fees from one hotel owned by a non-related third party.

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

Improved economic conditions, both generally and specifically in the travel industry, had a positive impact on our operations in fiscal year 2008 and in most of fiscal year 2009.  We anticipate the negative trend in the travel industry, which began in the fourth quarter of fiscal year 2009, to continue through fiscal year 2010. Declining overall economic conditions are expected to result in decreased business and leisure travel and lower room rates, and therefore lower operating margins.  We expect the major challenge for fiscal year 2010 to be strong competition for group business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.  We believe that we have positioned the hotels to remain competitive through selective refurbishment and carrying a relatively large number of two-room suites at each location. While the downturn in the economy did not significantly affect the hospitality industry during fiscal year 2009, we believe that we will be prepared for such an event by continuing to maintain tight costs controls and high labor efficiency throughout fiscal year 2010.

HOTEL PROPERTIES HELD FOR SALE

We reclassified all of our hotel properties from “held for sale” to “held and used” in the third quarter ended October 31, 2008. Due to the economic conditions and credit market restraints, the funds were not available to potential buyers to finance a purchase of one or more of our hotels. As a result of this reclassification, we recorded $1.9 million in depreciation expense that was previously suspended while the assets were “held for sale.”

We continue to seek qualified buyers for our hotels and will continue to migrate our primary business from a hotel owner to a hospitality service company providing trademark licensing and management services.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

The accounting policies that we believe are most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project hotel cash flows.  Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts in the event management is required to test the asset for recoverability of its carrying value under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the carrying amount of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available or the present value of future undiscounted cash flows over the remaining life of the asset.  Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions and committed future bookings.  See “- Critical Accounting Policies and Estimates” below.

At January 31, 2009 and 2008, we owned a 70.94% and 70.66%, respectively, interest in four of the Hotels through our sole general partner’s interest in the Partnership and owned a 99.9% interest in one Hotel.  We purchased 36,911 and 47,636 Partnership units during the years ended January 31, 2009 and 2008, respectively.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  Occupancy decreased 8.44% to 62.42% from 70.86% in the prior year.  ADR increased by $3.18 to $80.55 in fiscal year 2009 from $77.37 in fiscal year 2008, which resulted in a decrease in REVPAR of $4.55 to $50.28 in fiscal year 2009 from $54.83 in fiscal year 2008.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2009	2008

Occupancy	62.42%	70.86%

Average Daily Rate (ADR)	$ 80.55	$ 77.37

Revenue Per Available Room (REVPAR)	$ 50.28	$ 54.83

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time.  For information relating to such related party transactions see the following:

•           For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

•           For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

•           For a discussion of notes and advances payable by us to certain related parties, see Note 8 to our Consolidated Financial Statements – “Notes and Advances Payable to Related Parties.”

•           For a discussion of our employment agreement with Mr. Wirth, see Note 13 to our Consolidated Financial Statements – “Advisory Agreement/Employment Agreements.”

Results of Operations of the Trust for the year ended January 31, 2009 compared to the year ended January 31, 2008.

Overview

A summary of operating results for the fiscal years ended January 31, 2009 and 2008 is:

	2009	2008	Change	% Change
Revenue	$20,391,835	$22,100,135	$(1,708,300)	(7.7)%
Operating Income	$274,487	$2,981,795	$(2,707,308)	(90.8)%
Net Income (Loss)	$(630,526)	$1,119,160	$(1,749,686)	>(100.0)%
Income (Loss) Per Share – Basic	$(0.07)	$0.12	$(0.19)	>(100.0)%
Income (Loss) Per Share – Diluted	$(0.07)	$0.07	$(0.14)	>(100.0)%

Our overall results in 2009 were positively affected by the results from increased rate management efforts and were offset by the recording of $1.9 million of depreciation on assets reclassified from “held for sale” to “held and used,” as discussed below.

For the twelve months ended January 31, 2009, we had total revenue of $20.4 million compared to $22.1 million for the twelve months ended January 31, 2008, a decrease of approximately $1.7 million. This decrease in total revenue is primarily due to lower occupancies at the Hotels, resulting in decreased room revenues. During 2010, we expect lower occupancy and revenue levels compared to prior years. Total expenses of $21.6 million for the twelve months ended January 31, 2009 reflects an increase of approximately $680,000 compared to total expenses of $20.9 million for the twelve months ended January 31, 2008.  The increase was primarily due to recording deferred depreciation on assets previously classified as “held for sale” of $1.9 million in the third quarter of fiscal year 2009.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services.  General and administrative expenses of $3.4 million for the twelve months ended January 31, 2009 was consistent with the prior year total of $3.3 million.

Total operating expenses for the twelve months ended January 31, 2009 were $20.1 million, an increase of approximately $1.0 million, or 5.2%, from $19.1 million in the twelve months ended January 31, 2008.  The increase was primarily due to recording deferred depreciation on assets “held for sale” of $1.9 million in the third quarter of fiscal year 2009.

Total interest expense for the twelve months ended January 31, 2009 was $1.5 million compared to $1.8 million in the prior year, a decrease of  $315,000, or 17.3%, due to lower interest rates on variable rate debt and maintaining lower balances of debt. Interest on mortgage notes payable for the twelve months ended January 31, 2009 was $1.5 million, a decrease of $165,000, or 10.2%, from $1.6 million in the twelve months ended January 31, 2008. The decrease is primarily due to reduced mortgage balances and a reduced rate on the Tucson St. Mary’s variable rate note.  Interest on notes payable to banks decreased $132,000, or over 81.2%, to $30,000 from $163,000 during the years ended January 31, 2009 and 2008, respectively. The decrease is due to less borrowings on our lines of credit.

Hotel property depreciation for the twelve months ended January 31, 2009 was $2.9 million, an increase of approximately $1.9 million from $1.0 million in the twelve months ended January 31, 2008.  The increase was due to the recording of $1.9 million of deferred depreciation on assets previously classified as “held for sale” when they were reclassified to “held and used” in the third quarter of fiscal 2009.

We had a net loss before minority interest and income taxes of $1.2 million for the twelve months ended January 31, 2009, compared to net income of $1.2 million in the prior year.  After deducting the loss allocated to the minority interest of $630,519 and taxes of $34,692, we had a net loss attributable to Shares of Beneficial Interest of approximately $631,000 for fiscal year 2009.  This represented a decrease of approximately $1.7 million in net income (loss) attributable to Shares of Beneficial Interest comparing the twelve months ended January 31, 2009 and 2008.  Basic and diluted net loss per share was $(0.07) and $(0.07), respectively, for the twelve months ended January 31, 2009, compared to a basic and diluted net income per share of $0.12 and $0.07, respectively, for fiscal year 2008.   The change since the prior year is attributable to reclassifying assets as “held for sale” to “held and used” and recording $1.9 million of depreciation in the third quarter of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal source of cash to meet our cash requirements, including distributions to its shareholders, is our share of the Partnership’s cash flow and its direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the four hotel properties it owns.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy, which decreased from fiscal year 2008 to 2009, and room rates at the Hotels, which improved over the prior fiscal year, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

We anticipate a continuation of the slowing of the overall economic conditions that occurred late in fiscal 2009, which could result in increased competition for business and leisure travel and that may not support the higher room rates of fiscal 2009, and therefore could lower operating margins.  Challenges in fiscal year 2010 are expected to include continued competition for group business in the markets in which we operate and our ability to increase room rates while maintaining market share.

Net cash provided by operating activities totaled $1.2 million and $1.6 million for the years ended January 31, 2009 and 2008, respectively.  The decrease in fiscal year 2009 compared to fiscal year 2008 was due to the aggressive reduction of our payables and an increase in prepaid expenses during the year.

Net cash used in investing activities totaled $(1.2) million and $(989,000) for the years ended January 31, 2009, and 2008, respectively.  The increase in 2009 as compared to 2008 was due to increased spending on capital improvements.

Net cash provided in financing activities totaled $900,000 for the year ended January 31, 2009 and net cash used in financing activities was $(518,000) for the year ended January 31, 2008.  The increases year to year were primarily due to mortgage refinance of the Yuma hotel property.

As of January 31, 2009, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of January 31, 2009, $96,262 was held in these accounts and is reported on our Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2009 and 2008, the Hotels spent approximately $1.3 million and $978,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives. Depreciation was suspended on the Hotel’s capitalized assets between August 1, 2007 until August 1, 2008 while the Hotels were classified as “held for sale.”  We plan to spend approximately $527,000 for capital expenditures in fiscal year 2010.  The Hotels also spent approximately $1.4 million during both fiscal years 2009 and 2008 on repairs and maintenance and these amounts have been charged to expense as incurred.

We have minimum debt payments of $852,000 and $1.8 million due during fiscal years 2010 and 2009, respectively. On March 3, 2008, we established an $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The new $850,000 line of credit has no financial covenants, bears interest at Wall Street Journal prime (3.5% as of January 31, 2009) and matures on July 15, 2009.  As of January 31, 2009,we had not drawn any funds available under the line of credit.  We plan to renew our bank line of credit when it matures during fiscal year 2010.  We had projected that we may not be able to satisfy our remaining obligations during fiscal year 2010 by using only revenue generated by the Hotels’ operations.  Based on that projection, we refinanced our Yuma hotel property for $4.0 million and used the proceeds to pay down accounts payable, debt, prepaying worker’s compensation premiums and holding approximately $1.0 million in reserve.

As of January 31, 2009, we had mortgage notes payable of $22.0 million outstanding with respect to the Hotels, $85,776 in secured promissory notes outstanding to unrelated third parties arising from the Share of Beneficial Interest and Partnership unit repurchases, and no principal due and payable under notes and advances payable to Mr. Wirth and his affiliates.

Management believes that cash on hand and future cash receipts from operations in fiscal year 2010 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months.

We may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

FUTURE POSITIONING

The Board of Trustees in viewing the hotel industry cycles determined that 2008-2009 may have been the high point of the current hotel industry cycle and further determined it was appropriate to classify the five Hotels owned by the Trust as “Held for Sale.” We began actively seeking buyers for our properties.  We engaged the services of several hotel brokers and began independently advertising our Hotels for sale. On August 1, 2008, the Trust reclassified its hotel properties from “held for sale” to “held and used.” After one year of efforts, we failed to find any qualified buyers for our hotel properties. As a result of this reclassification, we recorded $1.9 million in depreciation expense that was previously suspended during the period in which the assets were classified as “held for sale.” We continue to independently advertise our Hotels for sale.

Our long-term strategic plan is to obtain full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. We began our long-term corporate strategy when we relinquished our REIT status in January 2004, which had previously prevented us from providing management services to hotels. In June 2004, we acquired our trademark license and management agreements and began providing management, trademark and reservations services to our Hotels. In July 2007, the Board of Trustees voted to list and/or present for sale all five of our hotel properties.

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of January 31, 2009
Hotel Property	Book Value	Mortgage Balance	Listed Sales Price
Albuquerque	$1,559,243	$954,984	$6,750,000
Ontario	6,684,786	7,958,765	23,500,000
Tucson Oracle	4,822,624	3,236,741	12,700,000
Tucson City Center	8,441,360	5,920,075	14,400,000
Yuma	6,242,512	4,000,000	15,500,000
Totals	$27,750,525	$22,070,565	$72,850,000

There is no assurance that the listed sales price for the individual hotel properties will be realized, however our management believes that these sales prices are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part and may in the future result in our changing one or all of the sales prices.

We provide trademark licensing, management, reservation and advertising services to all the hotel properties listed above and expect to continue the trademark licensing services, which includes the reservation and advertising services, and/or continue the management services, which also includes the reservation and advertising services, after the Hotels are sold. If any or all of these hotel properties are sold, our future management and/or licensing fees could be reduced if the purchaser did not continue to retain InnSuites Hotels to provide those services. In the past, when we have sold hotel properties to unrelated third parties, we have continued to provide management and/or trademark licensing services after a sale, although there can be no assurance that we will be able to successfully do so in the future.

As part of the Board study for 2008-2009, greater emphasis has been placed on priority for additional management, trademark and reservations fee income. We have determined that it is easier to sell management contracts when the trademark services are also provided. Therefore, the primary emphasis is on trademark and reservation services. As part of the emphasis on trademark services, we have developed two trademark packages. The first is the “Traditional InnSuites Hotels & Suites” regional package and the second is the “InnSuites Boutique Collection,” which now includes four affiliate hotels managed by us.  Sales and marketing are being handled internally.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2008, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, the Board of Trustees approved the purchase of up to 300,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During fiscal year 2009, we acquired 184,680 Shares of Beneficial Interest in open market transactions at an average price of $1.34 per share and 35,162 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.30 per share.  Also, we acquired 36,911 RRF Limited Partnership Units at an average price of $1.30 per unit. We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements.  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Matters” below for a discussion of new accounting interpretations with respect to variable interest entities and the impact of such interpretations on us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies.  We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, we review the carrying value of our hotel properties both “held for use” and “held for sale.”  We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value.  In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods.  In cases where we do not expect to recover the carrying cost of hotel properties “held for sale,” we will reduce the carrying value to the sales price less costs to sell.  We did not recognize impairment loss in fiscal years 2009 or 2008.  As of January 31, 2009, our management does not believe that the carrying values of any of its hotel properties are impaired.

ACCOUNTING MATTERS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 10”  (“FIN 48”), which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  We are subject to U.S. federal income taxes as well as numerous state tax jurisdictions. We adopted FIN 48 on February 1, 2008. Our assessments of our tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  It is our policy to recognize any interest and penalties related to income taxes as tax expense.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for financial assets and liabilities at February 1, 2008 and did not have an impact on our consolidated financial statements.

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

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates faster than inflation.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  The Trust intends that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding our intent, belief or current expectations, those of our  Trustees or our officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) our plans and expectations regarding future sales of hotel properties; and (vii) trends affecting tour or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements.  Examples of such uncertainties include, but are not limited to:

•
local or national economic and business conditions, including, without limitation, conditions that may affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in governmental regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters; and
•	loss of key personnel.

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

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III – Real Estate and Accumulated Depreciation	36

Schedule IV - Mortgage Loans on Real Estate	39

All other schedules are omitted, as the information is not required or is otherwise furnished.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, Arizona:

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MOSS ADAMS LLP

Scottsdale, Arizona
April 30, 2009

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,141,520	$299,698
Restricted Cash	96,262	142,495
Accounts Receivable, including $32,295 and $194,491 from related parties, net of Allowance for Doubtful Accounts of $34,000 and $29,000, as of January 31, 2009 and 2008, respectively	510,942	663,278
Prepaid Expenses and Other Current Assets	577,767	486,438
Total Current Assets	2,326,491	1,591,909
Hotel Properties Held for Sale, net	—	29,402,016
Hotel Properties Held and Used, net	27,750,525	—
Property, Plant and Equipment, net	209,896	211,958
Deferred Finance Costs, Long-Term Portion	134,905	113,618
Deposits, Long-Term	14,987	14,987
TOTAL ASSETS	$30,436,804	$31,334,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses	$1,769,735	$2,408,087
Notes Payable to Banks	—	750,000
Current Portion of Mortgage Notes Payable	831,793	967,289
Current Portion of Other Notes Payable	20,201	74,582
Current Portion of Notes Payable to Related Parties	—	33,336
Total Current Liabilities	2,621,729	4,233,294
Mortgage Notes Payable	21,238,772	18,807,123
Notes Payable to Related Parties	—	21,297
Other Notes Payable	65,575	108,362

TOTAL LIABILITIES	23,926,076	23,170,076

MINORITY INTEREST IN PARTNERSHIP	127,040	761,219

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 9,015,536 and 9,163,378 shares issued and outstanding at January 31, 2009 and 2008, respectively	17,184,251	18,010,184
Treasury Stock, 7,771,212 and 7,623,370 shares held at January 31, 2009 and 2008, respectively	(10,800,563)	(10,606,991)
TOTAL SHAREHOLDERS’ EQUITY	6,383,688	7,403,193
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,436,804	$31,334,488

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED JANUARY 31,
	2009	2008
REVENUE
Room	$15,514,709	$16,870,899
Food and Beverage	1,194,069	1,226,909
Telecommunications	22,039	32,875
Other	350,709	418,567
Management and Trademark Fees, including $397,199 and $395,059 from related parties for 2009 and 2008, respectively	410,366	410,257
Payroll Reimbursements, including $2,899,943 and $3,140,628 from related parties for 2009 and 2008, respectively	2,899,943	3,140,628

TOTAL REVENUE	20,391,835	22,100,135

OPERATING EXPENSES
Room	4,070,606	4,420,226
Food and Beverage	977,756	1,080,035
Telecommunications	56,430	72,598
General and Administrative	3,414,546	3,339,502
Sales and Marketing	1,317,123	1,391,838
Repairs and Maintenance	1,358,918	1,389,767
Hospitality	817,024	788,877
Utilities	1,164,154	1,269,694
Hotel Property Depreciation	2,913,328	1,009,978
Real Estate and Personal Property Taxes, Insurance and Ground Rent	1,110,950	1,159,916
Other	16,570	55,281
Payroll Costs Related to Management Contracts	2,899,943	3,140,628

TOTAL OPERATING EXPENSES	20,117,348	19,118,340
OPERATING INCOME	274,487	2,981,795
Interest Income	2,604	1,565
TOTAL OTHER INCOME	2,604	1,565
Interest on Mortgage Notes Payable	1,451,882	1,616,462
Interest on Notes Payable to Banks	30,493	162,534
Interest on Notes Payable and Advances Payable to Related Parties	10,313	25,978
Interest on Other Notes Payable	10,756	14,212
TOTAL INTEREST EXPENSE	1,503,444	1,819,186
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	(1,226,353)	1,164,174
PLUS MINORITY INTEREST	630,519	147,077
Income Tax Provision	(34,692)	(192,091)
INCOME (LOSS) ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST	$(630,526)	$1,119,160
NET INCOME (LOSS) PER SHARE – Basic	$(0.07)	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	9,069,760	9,185,474
NET INCOME (LOSS) PER SHARE – Diluted	$(0.07)	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Diluted	9,069,760	13,111,541
CASH DIVIDENDS PER SHARE	$0.01	$0.01
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2009 and 2008

BALANCE, JANUARY 31, 2007	$6,541,701
Net Income Attributable to Shares of Beneficial Interest	1,119,160
Dividends	(91,657)
Purchase of Treasury Stock	(167,937)
Shares of Beneficial Interest issued for Services Received	46,080
Purchase of Partnership Units above Carrying Value	(42,302)
Reallocation of Minority Interest	(1,852)

BALANCE, JANUARY 31, 2008	$7,403,193
Net Loss Attributable to Shares of Beneficial Interest	(630,526)
Dividends	(90,537)
Purchase of Treasury Stock	(293,710)
Shares of Beneficial Interest issued for Services Received	39,240
Purchase of Partnership Units above Carrying Value	(40,736)
Reallocation of Minority Interest	(3,236)

BALANCE, JANUARY 31, 2009	$6,383,688

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	YEARS ENDED JANUARY 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (Loss) Attributable to Shares of Beneficial Interest	$(630,526)	$1,119,160
Adjustments to Reconcile Net Income (Loss) Attributable to Shares of Beneficial Interest to Net Cash Provided by Operating Activities:
Stock Compensation Expense	39,240	46,080
Provision for (Recovery of) Uncollectible Receivables	30,575	(13,045)
Minority Interest	(630,519)	(147,077)
Hotel Property Depreciation	2,913,328	1,009,978
Loss on Disposal Sale of Hotel Property	31,493	5,529
Amortization of Deferred Loan Fees	28,541	51,692
Changes in Assets and Liabilities:
(Increase) in Prepaid Expenses and Other Assets	(78,984)	(9,074)
Decrease in Accounts Receivable	121,761	101,999
(Decrease) Increase in Accounts Payable and Accrued Expenses	(637,999)	(561,721)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,186,910	1,603,521

CASH FLOW FROM INVESTING ACTIVITIES
Cash Received from Disposition of Hotel Properties	1,400	3,500
Improvements and Additions to Hotel Properties	(1,292,668)	(978,039)
Change in Restricted Cash	46,233	(14,211)
NET CASH USED IN INVESTING ACTIVITIES	(1,245,035)	(988,750)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	(62,173)	—
Principal Payments on Mortgage Notes Payable	(1,703,847)	(1,123,139)
Net Proceeds from Refinancings of Mortgage Notes Payable	4,000,000	15,107
Payments on Notes Payable to Banks	(4,406,003)	(5,434,175)
Borrowings on Notes Payable to Banks	3,656,003	7,434,126
Repurchase of Partnership Units	(494)	(1,050)
Repurchase of Treasury Stock	(252,201)	(167,937)
Payment of Dividends	(90,537)	(91,657)
Payments on Notes and Advances Payable to Related Parties	(878,633)	(1,830,084)
Borrowings on Notes and Advances Payable to Related Parties	824,000	799,000
Payments on Other Notes Payable	(186,168)	(117,955)

NET CASH USED IN FINANCING ACTIVITIES	899,947	(517,764)

NET INCREASE IN CASH AND CASH EQUIVALENTS	841,822	97,007

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	299,698	202,691

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,141,520	$299,698

See Note 16 for Supplemental Cash Flow Disclosures
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2009 and 2008

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) owns, as of January 31, 2009, directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate as InnSuites Hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”) and owned 70.94% and 70.66% of the Partnership as of January 31, 2009 and 2008, respectively.  The Trust’s weighted average ownership for the years ended January 31, 2009 and 2008 was 70.78% and 70.28%, respectively.  The Partnership owns four of the hotel properties and incurs the related expenses.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005.

From June 8, 2004, InnSuites Hotels has provided hotel management services to the Hotels, as well as four hotels featuring 544 suites owned by affiliates of Mr. Wirth.  Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels received 2.5% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for management services during fiscal years 2009 and 2008.   Effective February 1, 2009, the management fees for InnSuites Hotels and the Partnership are set at 2.5% of room revenue and an additional monthly accounting fee of $2,000. These agreements expire on January 31, 2010. InnSuites Hotels received 2.5% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for management services during fiscal year 2009 and 2008 and an additional monthly accounting fee of $2,000.  Effective for fiscal 2010, the management fees for these four hotels will remain at 2.5% of room revenue and an additional monthly accounting fee of $2,000. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

As of January 31, 2009, InnSuites Hotels owned the “InnSuites” trademark and holds trademark agreements with the Hotels, as well as four hotels featuring 544 suites owned by affiliates of Mr. Wirth and two unrelated hotel properties featuring 255 suites.  InnSuites hotels received 1.25% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal years 2009 and 2008.  Effective February 1, 2009, the trademark license fees for the Hotels owned by the Partnership and the Trust will remain at 1.25% of room revenue.  The revenue and expenses related to these contracts have been eliminated in consolidation.  These agreements have no expiration date.  InnSuites Hotels received 1.25% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark during fiscal years 2009 and 2008. These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership. InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2009 and 2008.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice. InnSuites Hotels received 30% of revenues generated from reservations provided by InnSuites Reservation Center to the unrelated hotel in Oceanside, California in exchange for licensing services during fiscal year 2008.  This agreement had no expiration date and could be cancelled by either party with 30-days written notice. This agreement was cancelled May 1, 2008.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B.  Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit shall be convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  As of January 31, 2009 and 2008, 431,598 and 468,509 Class A limited partnership units were issued and outstanding representing 3.27% and 3.55%, respectively, of the total partnership units. Additionally, as of January 31, 2009 and 2008, 3,407,938 and 3,407,938, respectively, Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 25.8% as of January 31, 2009 and 2008, of the total partnership units. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,839,536 Shares of Beneficial Interest of the Trust.  As of January 31, 2009 and 2008, the Trust owns 9,371,981 and 9,335,070 general partner units in the Partnership, representing 70.94% and 70.66%, respectively, of the total partnership units. The Trust purchased 36,911 and 47,636 Partnership units during the year ended January 31, 2009 and 2008, respectively, at an average price of $1.30 and $1.39 per unit, respectively.

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

PROPERTY, PLANT AND EQUIPMENT, HOTEL PROPERTIES AND HOTEL PROPERTIES HELD FOR SALE

Property, plant, and equipment and hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.  Hotel properties “held for sale” are stated at cost, less accumulated depreciation as of the date that they were determined to be “held for sale.”  Depreciation expense is suspended on the hotel properties “held for sale.”

Management applies SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” to determine when it is required to test an asset for recoverability of its carrying value.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets.  In the decision-making process to determine fair value of long-lived assets and to test an asset for impairment, third party property appraisals are used as one of the indicators (benchmarks) to determine the necessity for testing for impairment.  Other indicators include a drop in the performance of a long-lived asset, a decline in the hospitality industry and a decline in the economy.  Third party property appraisals are useful because they consider historical occupancy and average rate levels in determining fair value.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no impairment of long-lived assets exists during fiscal years 2009 and 2008.

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

On August 1, 2007, the Trust classified its hotel properties as “held for sale.” On August 1, 2008, the Trust reclassified its hotel properties from “held for sale” to “held and used.” The Trust, after one year of efforts, failed to find any qualified buyers for its hotel properties. As a result of this reclassification, the Trust recorded $1.9 million in depreciation expense in the third quarter ended October 31, 2008.

 CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value.

RESTRICTED CASH

Restricted cash consists of amounts held in reserve by lenders to fund capital improvements to the properties.

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

The amounts charged to the allowance for doubtful accounts are as follows for the years ended January 31:

	Balance at the
	Beginning of	Charged to		Balance at the
Year	Year	Expense	Deductions	End of Year
2008	$114,970	(13,045)	(72,455)	$29,470
2009	$29,470	30,575	(26,004)	$34,041

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

No stock options were issued and no compensation related to stock option grants cost was recognized during the fiscal years ended January 31, 2009 and 2008. During the second quarter of fiscal year 2006, the Trust accepted the voluntary surrender of all outstanding stock options. The options were surrendered in order to reduce costs and simplify the Trust’s reporting and compliance obligations to the Securities and Exchange Commission and the NYSE Amex. The Trust made no payments to the holders of the options for their surrender. The Trust has no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future. As of January 31, 2009, the Trust has no stock options outstanding.

During the year ended January 31, 2009, the Trust granted restricted stock awards of 72,000 Shares to members of the Board of Trustees with a weighted-average grant date fair value of $0.87.  In fiscal year 2009, 36,000 of these shares with a weighted average grant date fair value of $1.09 vested over a ten-month period at 10% per month from March 2008 through December 2008 resulting in stock-based compensation expense of $39,240.  The remaining 36,000 Shares were issued at a price of $0.65 per share to the Trustees for compensation during fiscal year 2010 and will vest over the 12 month period starting February 2009. The Shares will be fully vested in January 2010. The Trust will recognize compensation expense during fiscal year 2010 of $23,400.  During the year ended January 31, 2008, the Trust granted restricted stock awards of 36,000 shares at a weighted-average grant date fair value of $1.28.  All were fully vested in fiscal year 2008 resulting in stock-based compensation expense of $46,080.

    The following table summarizes restricted share activity during fiscal years 2008 and 2009.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2007	—	—
Granted	36,000	$1.28
Vested	(36,000)	$1.28
Forfeited	—	—
Balance of unvested awards at January 31, 2008	—	$—
Granted	72,000	$0.87
Vested	(36,000)	$1.09
Forfeited	—	—
Balance of unvested awards at January 31, 2009	36,000	0.65

INCOME TAXES

Any distributions to the Trust’s shareholders are not deductible for purposes of computing the Trust’s taxable income and the Trust will be subject to income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, without offset for distributions of such income to its shareholders.

The Trust is subject to federal and state corporate income tax and accounts for deferred taxes utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it was determined to be more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2009 and 2008, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

For the twelve months ended January 31, 2009 and 2008, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,860,815 and 3,926,067 in addition to the basic shares outstanding for fiscal year 2009 and 2008, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units were anti-dilutive during fiscal year 2009.  Therefore, they have not been included in the number of issued and outstanding Shares of Beneficial Interest used in the calculation of diluted earnings per share for that year.

As of January 31, 2009 and 2008, there were no stock options outstanding.

The following is a reconciliation of basic earnings per share to diluted earnings per share:

	For the Twelve Months Ended
	January 31, 2009	January 31, 2008
Income (Loss) attributable to Shares of Beneficial Interest	$(630,526)	$1,119,160
Plus: Income (Loss) attributable to minority interest unit holders		(147,077)
Income (Loss) attributable to Shares of Beneficial Interest after unit conversion	$(630,526)	$972,083

Weighted average common shares outstanding	9,069,760	9,185,474
Plus: Weighted average incremental shares resulting from unit conversion	—	3,926,067
Weighted average common shares outstanding after unit conversion	9,069,760	13,111,541

Net Income (Loss) Per Share - Basic	$(0.07)	$0.12

Net Income (Loss) Per Share - Diluted	$(0.07)	$0.07

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies.  Due to their short maturities, cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which reasonably approximates fair value.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48,  “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 10”  (“FIN 48”), which became effective for years beginning on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Trust must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Trust is subject to U.S. federal income taxes as well as numerous state tax jurisdictions. The Trust adopted FIN 48 on February 1, 2008. The Trust’s assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  It is the Trust’s policy to recognize any interest and penalties related to income taxes as tax expense.

The tax years 2005 through 2009 remain open to examination by the federal and state taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Trust adopted SFAS No. 157 on February 1, 2008 and such adoption did not have a material impact on financial condition, results of operations or liquidity. The Trust did not elect the option to adjust to reporting at fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for financial assets and liabilities at February 1, 2008 and did not have an impact on the Trust’s consolidated financial statements.

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation),” which permits entities to present certain taxes assessed by a governmental authority on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority but may choose to do so. EITF issue No. 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006. The Trust reports its revenue net of sales taxes and its management plans to continue to report revenue net of sales tax.

In December 2007, the FASB issued Statement No. 141(Revised 2007), Business Combinations (“SFAS 141(R)”) and Statement No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. The Trust’s management is presently evaluating the effect of adopting these statements.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that owns five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust has a concentration of assets in the southern Arizona market.  In the markets in which the Trust operates, in particular, the Yuma, Arizona and Ontario, California markets, supply has increased. In the Tucson, Arizona market demand has declined.  Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on the revenue of the Hotels in their respective markets.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $810,000 and $860,000 for the years ended January 31, 2009 and 2008, respectively.

3.   PROPERTY, PLANT, AND EQUIPMENT, HOTEL PROPERTIES

As of January 31 of the respective years, property, plant and equipment consisted of the following:

	2009	2008
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	291,018	369,849
Total property, plant and equipment	373,685	452,516
Less accumulated depreciation	(163,789)	(240,558)
Property, Plant and Equipment, net	$209,896	$211,958

 The Trust classified its five Hotels as “Held for Sale” as of August 1, 2007, which is part of the Trust’s long-term strategic plan to migrate the focus of the Trust primary business from a hotel owner to a hospitality service company by expanding its trademark license, management, reservation and advertising services. On August 1, 2007, the Trust suspended depreciation of these assets “held for sale.” On August 1, 2008, the Trust reclassified its five Hotels from “Held for Sale” to “Held and Used.” As a result of this reclassification, the Trust recorded approximately $1.9 million of depreciation expense in the year ended January 31, 2009 that had been suspended through August 1, 2008.

As of January 31, 2009 the Hotels are classified as “Held and Used” and as of January 31, 2008, the Hotels are classified as “Held for Sale,” consisted of the following:

	2009	2008
Land	$2,817,515	$2,817,515
Building and improvements	33,964,259	34,143,848
Furniture, fixtures and equipment	4,516,551	7,121,243
Work in progress	3,950	—
Total hotel properties	41,302,275	44,082,606
Less accumulated depreciation	(13,551,750)	(14,680,590)
Hotel properties, net	$27,750,525	$29,402,016

The Hotels were classified as “Held for Sale” from August 1, 2007 until August 1, 2008. During this period, the Hotels were not reported as discontinued operations in the Trust’s financial statements.  Based on the criteria of EITF Abstract Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the Trust concluded it was not necessary to report hotels “held for sale” or “disposed of” when the Trust maintains significant continuing involvement.  Based on its previous experience in selling hotels, the Trust expects to provide management and/or trademark services to the hotels after they are sold. The Trust reasonably expects to obtain management or trademark licensing agreements because a buyer entering into an agreement with the Trust 1) can avoid the expense of replacing literature and signage, which can cost as much as $200,000, 2) has access to the Trust’s reservation services for booking reservations online or by telephone, which are significant market channels, 3) has immediate advertising services including web sites and printed media, 4) has available an experienced management service providing all staffing, and 5) has the goodwill that the Trust has gained over many years of operations that would be lost if a buyer changed the name of the purchased hotel property. The Trust’s management believes that it is highly likely, as in the past, that buyers of the type of hotels we have for sale will be small hotel chains or individual buyers who would not immediately replace all the services the Trust offers upon purchase of a property. The Trust’s management believes a management and/or a trademark service agreement provides the Trust with the ability to significantly influence the operating and financial policies of the hotel.

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

 Prepaid expenses and other current assets are carried at face value and expect to be consumed within one year. Prepaid expenses and other current assets consisted of the following:

	January 31,
	2009	2008
Prepaid Insurance	$188,640	$117,413
Deferred Financing Costs, Current Portion	39,846	27,411
Tax and Insurance Escrow	303,872	298,765
Other Prepaid Expenses and Current Assets	45,409	42,849
Total Prepaid Expenses and Current Assets	$577,767	$486,438

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The carrying value of accounts payable and accrued expenses approximates fair value, due to their short-term nature. The carrying value of accounts payable and accrued liabilities was $1.77 million and $2.41 million at January 31, 2009 and 2008 respectively. Accounts payable and accrued liabilities consisted of the following:

	January 31,
	2009	2008
Accounts Payable	$340,538	$715,753
Accrued Salaries and Wages	360,830	458,172
Accrued Vacation	205,936	219,039
Sales Tax Payable	154,971	188,214
Accrued Interest Payable	88,585	79,734
Advanced Customer Deposits	147,455	79,968
Income Tax Liability	61,355	62,154
Accrued Property Taxes	174,687	260,661
Accrued Land Lease	101,454	113,933
Accrued Other	133,924	230,459
Total Accounts Payable and Accrued Liabilities	$1,769,735	$2,408,087

6.  MORTGAGE NOTES PAYABLE

At January 31, 2009, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from May 11, 2011 to May 1, 2016.  Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2009 and 2008 were 7.94% and 8.41%, respectively.

The following table summarized the Trust’s mortgage notes payable as of January 31:

	2009	2008
Mortgage note payable, due in 7.0% interest only monthly payments of $23,333 at 7.0% per year, through December 30, 2013 when principal is due in full, secured by the Yuma property with a carrying value of $6.2 million at January 31, 2009.	$4,000,000	$—

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through May 1, 2016, secured by the Tucson Oracle property with a carrying value of $4.8 million at January 31, 2009.	3,236,741	3,548,967

Mortgage note payable, due in monthly installments of $71,141, including interest at 8.28% per year, through May 11, 2011, secured by the Ontario property with a carrying value of $6.7 million at January 31, 2009.	7,958,765	8,134,458

Mortgage note payable, due in monthly installments of $15,858, including interest at 8.875% per year, through September 1, 2015, secured by the Albuquerque property with a carrying value of $1.6 million at January 31, 2009.	954,984	1,055,619

Mortgage note payable, due in monthly installments of $27,010, including interest at 9.25% per year, through August 1, 2011, secured by the Yuma property. Note was paid in full by refinancing the property December 30, 2008.	—	985,368

Mortgage note payable, due in variable monthly installments ($29,776 as of January 31, 2009) including interest at prime rate (3.25% as of January 31, 2009), through January 28, 2015, secured by the Tucson St. Mary’s property with a carrying value of $8.4 million at January 31, 2009.	5,920,075	6,050,000

Totals	$22,070,565	$19,774,412

Mr. Wirth and certain of his affiliates have guaranteed 100% of the Tucson St. Mary’s mortgage note payable of $5,920,075 and 100% of the Tucson St. Mary’s and 50% of the Yuma mortgage notes payable of $6,542,684 as of January 31, 2009 and 2008, respectively. The net book value of the properties securing these mortgage notes payable at January 31, 2009 and 2008 was $8,441,360 and $15,609,819, respectively.  See Note 10 – “Minimum Debt Payments” for scheduled minimum payments.

On January 30, 2008 the Trust refinanced the Tucson St. Mary’s property with a mortgage note of $6,050,000. The mortgage note is due in monthly variable installments including interest at Wall Street Journal prime rate through January 28, 2015. The prime rate at January 31, 2009 was 3.25%. The mortgage note is secured by the Tucson St. Mary’s property. The proceeds from the mortgage note were used to pay in full the current mortgage note on the Tucson St. Mary’s property of $4.0 million and to pay in full a $2.0 million non-revolving line of credit discussed below. See Note 7 - “Notes Payable to Banks.”

On December 30, 2008 the Trust refinanced the Yuma property with a mortgage note of $4,000,000. The mortgage note is due December 30, 2013. The note requires 7% interest only monthly payments. The proceeds from the mortgage note were used to pay in full the current mortgage note on the Yuma property of $760,000, pay down other debt, pay down trade payables, prepay insurance premiums and to establish reserves for future operating needs.

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

On March 3, 2008, the Trust established a new $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The new line of credit is unsecured, has no financial covenants, bears interest at Wall Street Journal prime rate (3.5% as of January 31, 2009) and matures on July 15, 2009.  As of January 31, 2009, the Trust had drawn $0 of the funds available under the line of credit.

8.  NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

Notes and advances payable to related parties consist of funds provided by Mr. Wirth, certain of his affiliates and other related parties to permit the Trust to repurchase its Shares of Beneficial Interest and additional general partnership units in the Partnership and to fund working capital and capital improvement needs.  The aggregate amounts outstanding to related parties were approximately $0 and $55,000 as of January 31, 2009 and 2008, respectively.  The notes and advances payable to related parties are as follows as of January 31 of the respective years:

	2009	2008
Note payable to The Anderson Charitable Remainder Unitrust, an affiliate of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $1,365 through November 2009.	—	28,105

Note payable to Wayne Anderson, son of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	—	9,271

Note payable to Karen Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $574 through June 2009.	—	9,268

Note payable to Kathy Anderson, daughter of Mason Anderson, former Trustee of the Trust, bearing interest at 7% per annum, and secured by Shares of Beneficial Interest in the Trust. Due in monthly principal and interest payments of $495 through June 2009.	—	7,989

Totals	$—	$54,633

The Trust paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $7,475 and $26,730 for the twelve months ended January 31, 2009 and 2008, respectively.  The Trust incurred interest expense on related party notes to Mr. Wirth and his affiliates in the amounts of $7,475 and $20,959 for the twelve months ended January 31, 2009 and 2008, respectively. All related party notes were paid in full as of January 31, 2009.

9.  OTHER NOTES PAYABLE

As of January 31, 2009, the Trust had $85,776 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 36,911 Class A limited partnership units in the Partnership and the repurchase of 32,262 Shares of Beneficial Interest in privately negotiated transactions.  The promissory notes bear interest at 7% per year and are due in varying monthly payments through August 2013.  The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2008, the Trust had $182,944 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 204,644 Class A limited partnership units in the Partnership and the repurchase of 90,139 Shares of Beneficial Interest in privately negotiated transactions.

10.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2009 are as follows in the respective fiscal years indicated:

FISCAL YEAR ENDED	MORTGAGES	OTHER NOTES PAYABLE	TOTAL
2010	$831,793	$20,201	$851,994
2011	896,845	21,692	918,537
2012	8,291,057	23,239	8,314,296
2013	786,678	20,644	807,322
2014	4,843,227	—	4,843,227
Thereafter	6,420,965	—	6,420,965

	$22,070,565	$85,776	$22,156,341

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2008, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, the Board of Trustees approved the purchase of up to 300,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During fiscal year 2009, the Trust acquired 184,680 Shares of Beneficial Interest in open market transactions at an average price of $1.34 per share and 35,162 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.30 per share.  Also, the Trust acquired 36,911 RRF Limited Partnership Units at an average price of $1.30 per unit. The Trust intends to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements.

For the years ended January 31, 2009 and 2008, the Trust repurchased 219,842 and 122,400 Shares of Beneficial Interest at an average price of $1.34 and $1.37 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

12.  FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carry forwards of approximately $10.3 million at January 31, 2009.  In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382.  However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust and subsidiaries have no state net operating loss carryforwards.  Federal net operating loss carryforwards are estimated to expire as follows:

Year	Federal

2012	$1,147,858
2019	1,163,799
2020	1,979,025
2021	250,847
2022	1,580,590
2023	1,671,294
2024	2,496,557
2029	15,948

$10,305,918

Total and net deferred income tax assets at January 31,	2009	2008
Net operating loss carryforwards	$3,504,000	$3,433,000
Bad debt allowance	10,000	9,000
Accrued vacation	97,000	-
Alternative minimum tax credit	61,000	61,000
Total deferred income tax assets	3,672,000	3,503,000

Deferred income tax liability associated with book/tax differences in hotel properties	(2,607,000)	(2,779,000)
Net deferred income tax asset	1,065,000	724,000
Valuation allowance	(1,065,000)	(724,000)
Net deferred income tax asset	$-	$-

Income taxes for the year ended January 31,	2009	2008
Current income tax provision	$35,000	$192,000
Deferred income tax benefit	-	-
Net income tax provision	$35,000	$192,000

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2009:
Federal statutory rates	$(203,000)	(34)%
State income taxes	(35,000)	(6)%
Change in valuation allowance	341,000	58%
True-ups to prior year return	(68,000)	(12)%
Effective rate	$35,000	6%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2008:
Federal statutory rates	$453,000	34%
State income taxes	61,000	5%
Utilization of federal net operating loss carryforward and related recognition of tax benefit	(503,000)	(38)%
True-ups to prior year return	155,000	11%
Permanent differences and other	26,000	2%
Effective rate	$192,000	14%

In accordance with SFAS No. 109 “Accounting for Income Taxes,” the Trust has established a valuation allowance against its net deferred income tax assets at January 31, 2009. As defined by the standard, management believes it is more likely than not that its deferred income tax assets may not be realized due to a history of losses sustained by the Trust. Realization of a deferred tax asset is dependent on whether or not there will be sufficient taxable income in future periods in which operating loss carryforwards can be utilized.

The valuation allowance increased by approximately $341,000 in the year ended January 31, 2009, primarily due to a reduction in deferred tax liabilities associated with hotel properties due to timing differences in depreciation recognition. The valuation allowance decreased by approximately $503,000 in the year ended January 31, 2008, primarily due to the utilization of approximately $864,000 of federal net operating loss carryforwards.

The Trust had income taxes payable of $61,000 and $62,000 recorded as of January 31, 2009 and 2008, respectively.

In June 2006, the FASB issued FIN 48, which became effective for years beginning on January 1, 2008.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Trust must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The Trust is subject to U.S. federal income taxes as well as numerous state tax jurisdictions. The Trust's assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.  While the Trust does not have any interest and penalties related to income taxes, the Trust's policy is to recognize such expenses as tax expense.

The tax years 2005 through 2008 remain open to examination by the federal and state taxing jurisdictions to which the Trust is subject.

13.  ADVISORY AGREEMENT/EMPLOYMENT AGREEMENTS

Mr. Wirth had an employment agreement with the Trust that expired in December 2007.  The employment agreement provided that Mr. Wirth received no compensation from the Trust as long as a previously enforceable advisory agreement was in effect.  However, pursuant to the terms of the employment agreement, since the Advisor (as defined in the advisory agreement) no longer provided services to the Partnership or the Trust, Mr. Wirth was to be compensated at an amount up to the same annual basis as the Advisor would have been compensated under the terms of the advisory agreement had it remained in effect.  Mr. Wirth was being compensated at a lesser rate of $146,000 for fiscal year 2008. Mr. Wirth currently does not have an employment agreement with the Trust.

14.  OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2009 and 2008, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units, which represented 25.8% of the total outstanding partnership units.  As of January 31, 2009 and 2008, Mr. Wirth and his affiliates held 5,573,624 and 5,573,624 Shares of Beneficial Interest in the Trust, respectively, which represented 61.8% and 60.8% of the total issued and outstanding Shares of Beneficial Interest.

At January 31, 2009 and 2008, the Trust owned a 70.94% interest and 70.66% interest, respectively, in the Hotels through its sole general partner’s interest in the Partnership.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Trust adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the year.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2
Observable inputs other than Level I prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Trust has no financial assets or liabilities measured at fair value in the accompanying balance sheets at January 31, 2009 and 2008.  For footnote disclosure purposes, the fair value of notes payable and long-term debt was estimated based on the borrowing rates currently available to the Trust for bank loans with similar terms and maturities.

The following table presents the estimated fair values of the Trust’s debt instruments not recognized in the accompanying consolidated balance sheets at January 31, 2009 and 2008:

	2009		2008
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$22,070,565	$22,585,371	$19,774,412	$20,898,875

Notes payable to banks	—	—	750,000	750,000

Notes and advances payable to related parties	—	—	54,633	57,809

Other notes payable	85,776	85,776	182,944	193,198

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2009	2008
Cash paid for interest	$1,466,143	$1,783,309

Cash paid for income taxes	35,911	161,749

Promissory notes issued by the Trust to acquire Class A limited partnership units	47,491	65,000

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	41,509	—

Shares issued to Trustees and Officers in exchange for services	39,240	46,080

The Trust issued 0 and 53,922 Shares of Beneficial Interest during the years ended January 31, 2009 and 2008, respectively, in exchange for Class A limited partnership units.  The issued Shares of Beneficial Interest were valued at $0 and $63,870, respectively.

17.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2009 and 2008 was $202,360 and $199,154, respectively, plus a variable component based on gross revenues of each property that totaled approximately $93,000 and $105,000, respectively.

Future minimum lease payments under these non-cancelable ground leases are as follows:

Fiscal Year Ending
2010	$202,360
2011	202,360
2012	202,360
2013	202,360
2014	202,360
Thereafter	5,469,052

Total	$6,480,852

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

There were no options granted in fiscal year 2009 or 2008, and no options outstanding as of January 31, 2009.  The Plan currently has 1,000,000 options available to grant.

The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2009, have been issued.

For stock options granted to non-employees of the Trust, compensation was recognized over the respective vesting period based upon the fair value of the options as calculated using the Black-Scholes pricing model.   The Trust did not grant any stock options to non-employees during fiscal years 2009 and 2008.  The Trust had equity related compensation expense of $39,240 and $46,080 for the years ended January 31, 2009 and 2008, respectively.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2009

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$3,236,741	$—	$4,220,820	$—	$2,387,931	$—	$6,608,751
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	4,000,000	251,649	4,983,292	53,366	2,598,686	305,015	7,581,978
Best Western
Airport Ontario Hotel and Suites
Ontario, California	7,958,765	1,633,064	5,450,872	—	1,540,256	1,633,064	6,991,128
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	5,920,075	900,000	9,166,549	(20,564)	1,406,429	879,436	10,572,978
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	954,984	—	1,903,970	—	305,454	—	2,209,424
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$22,070,565	$2,791,718	$25,801,165	$32,802	$8,238,756	$2,824,520	$34,039,921

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$6,608,751	$2,028,113	$4,580,638	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,886,993	2,132,727	5,754,266	1982	1998	5-40 years

Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,624,192	2,292,916	6,331,276	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	11,452,414	3,293,145	8,159,269	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,209,424	795,215	1,414,209	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	10,891	71,776	2004	2004	33 years

	$36,864,441	$10,553,007	$26,311,434

(See accompanying independent auditors report.)

(A)           Aggregate cost for federal income tax purposes at January 31, 2009 and 2008 are as follows:

	2009	2008
Land	$1,856,788	$1,856,788
Buildings and improvements	19,612,124	19,825,174
	$21,468,912	$21,681,962

Reconciliation of Real Estate:

Balance at January 31, 2007	$36,926,104
Improvement to Hotel Properties	400,562
Disposal of Property Improvements	(282,636)

Balance at January 31, 2008	$37,044,030
Improvement to Hotel Properties	543,742
Disposal of Property Improvements	(723,331)

Balance at January 31, 2009	$36,864,441

(See accompanying independent auditors report.)

SCHEDULE IV

MORTGAGES LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/09 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	8.875%	9/1/2015	180 monthly installments	$1,575,000	$954,984
Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	120 monthly installments, with balloon payment of $7,498,458 due at maturity	9,000,000	7,958,765
Mortgage Note Secured by Yuma, AZ property	7.0%	12/30/2013	60 monthly installments interest only balloon $4,000,000	4,000,000	4,000,000
Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate (3.25% as of 1/31/09)	1/28/2015	83 monthly installments, with balloon payment of $4,688,522 due at maturity	6,050,000	5,920,075
Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	5,100,000	3,236,741

				$25,725,000	$22,070,565

Mortgage Note Reconciliation

Balance at January 31, 2007	$18,865,651

Deductions during period:
Net refinancings	2,031,900
Principal payments	(1,123,139)

Balance at January 31, 2008	19,774,412

Deductions during period:
Net refinancings	4,000,000
Principal payments	(1,703,847)

Balance at January 31, 2009	$22,070,565

(See accompanying independent auditor’s report)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

We had an entity-level material weakness related to certain of our employees who had incompatible responsibilities within our accounting systems.  Management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2009, based on the criteria described above, because we did not have evidence of effective processes to ensure that all journal entries and reconciliations were properly reviewed.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In our efforts to continuously improve our internal controls, subsequent to the end of fiscal 2009, management took steps to enhance controls and procedures by hiring a full-time Controller.  This addition will provide both a secondary review for key analysis and the capacity to allow for the implementation of new financial reporting internal controls.

Other than as described above, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter (the fourth quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  OTHER INFORMATION

None.
PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to our Trustees and Executive Officers is incorporated herein by reference to the information set forth under the caption “Election of Trustees—Nominees, Trustees and Executive Officers” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders to be held on June 18, 2009 (the “Proxy Statement”), which is expected to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the end of the Trust’s fiscal year.

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

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and principal accounting officer and persons performing similar functions.  We have posted our Code of Ethics on our website at www.innsuitestrust.com.  We intend to satisfy all Commission and NYSE Amex disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to our Chief Executive Officer, Chief Financial Officer and principal accounting officer, and persons performing similar functions, by posting such information on our website.  In addition, we have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and Trustees.  It is also available on our website at www.innsuitestrust.com.

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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$ N/A	1,000,000	(1)

Equity compensation plans not approved by security holders	None	None	None
______________
(1)  We have 1,000,000 options available for future grants under our 1997 Stock Incentive and Option Plan.

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)                                                                                      Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Report of Independent Registered Public Accounting Firm – January 31, 2009 and 2008	15
2.	Consolidated Balance Sheets – January 31, 2009 and 2008	16
3.	Consolidated Statements of Operations – Years Ended January 31, 2009 and 2008	17
4.	Consolidated Statements of Shareholders’ Equity – Years Ended January 31, 2009 and 2008	18
5.	Consolidated Statements of Cash Flows – Years Ended January 31, 2009 and 2008	19
6.	Notes to Consolidated Financial Statements – Years Ended January 31, 2009 and 2008	20
7.	Schedule III – Real Estate and Accumulated Depreciation	36
8.	Schedule IV – Mortgage Loans on Real Estate	39

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

10.3*
InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 19, 2000).

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

INNSUITES HOSPITALITY TRUST

Dated: April 30, 2009	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2009	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 30, 2009	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2009	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 30, 2009	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 30, 2009	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 30, 2009	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: April 30, 2009	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee