Form 10-Q
period 2009-04-30
INNSUITES HOSPITALITY TRUST
filed 2009-06-04
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer   ☐ Non-accelerated filer  ☐   Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of May 26, 2009: 8,965,964

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2009	JANUARY 31, 2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,503,616	$1,141,520
Restricted Cash	163,635	96,262
Accounts Receivable, including $142,470 and $32,295 from related parties and net of Allowance for Doubtful Accounts of $59,000 and $34,000, as of April 30, and January 31, 2009, respectively	637,597	510,942
Prepaid Expenses and Other Current Assets	525,374	577,767
Total Current Assets	2,830,222	2,326,491
Property, Plant and Equipment, net	192,402	209,896
Hotel Properties Held and Used, net	27,526,472	27,750,525
Long-Term Portion of Deferred Finance Costs	124,943	134,905
Long-Term Deposits	14,987	14,987
TOTAL ASSETS	$30,689,026	$30,436,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,483,387	$1,769,735
Current Portion of Notes Payable to Banks	227,515	—
Current Portion of Mortgage Notes Payable	820,482	831,793
Current Portion of Other Notes Payable	20,076	20,201
Total Current Liabilities	2,551,460	2,621,729
Mortgage Notes Payable	21,051,129	21,238,772
Other Notes Payable	60,278	65,575

TOTAL LIABILITIES	23,662,867	23,926,076

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,972,741 and 9,015,536 shares issued and outstanding at April 30, and January 31, 2009, respectively	17,721,767	17,184,251
Treasury Stock, 7,814,007 and 7,771,212 shares held at April 30, and January 31, 2009, respectively	(10,857,126)	(10,800,563)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,864,641	6,383,688
NON-CONTROLLING INTEREST	161,518	127,040
TOTAL SHAREHOLDERS’ EQUITY	7,026,159	6,510,728
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,689,026	$30,436,804

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	FOR THE THREE MONTHS ENDED APRIL 30,
	2009	2008

REVENUE
Room	$4,338,687	$5,372,299
Food and Beverage	322,226	414,704
Telecommunications	4,866	7,749
Other	95,422	96,363
Management and Trademark Fees, including $104,734 and $125,869 from related parties, for the three months ended April 30, 2009 and 2008, respectively	105,981	128,297
Payroll Reimbursements, Related Party	620,079	753,066
TOTAL REVENUE	5,487,261	6,772,478

OPERATING EXPENSES
Room	941,082	1,128,858
Food and Beverage	230,213	280,551
Telecommunications	10,858	23,690
General and Administrative	851,072	836,400
Sales and Marketing	340,931	344,344
Repairs and Maintenance	288,190	364,006
Hospitality	215,468	243,672
Utilities	268,110	269,856
Hotel Property Depreciation	494,903	16,037
Real Estate and Personal Property Taxes, Insurance and Ground Rent	282,139	298,125
Other	2,327	2,652
Payroll Expenses, Related Party	620,079	753,066
TOTAL OPERATING EXPENSES	4,545,372	4,561,257
OPERATING INCOME	941,889	2,211,221
Interest Income	6,337	253
TOTAL OTHER INCOME	6,337	253
Interest on Mortgage Notes Payable	376,805	376,371
Interest on Notes Payable to Banks	4,305	5,051
Interest on Notes Payable and Advances to Related Parties	—	909
Interest on Other Notes Payable	972	2,739
TOTAL INTEREST EXPENSE	382,082	385,070

CONSOLIDATED INCOME BEFORE INCOME TAX PROVISION	566,144	1,826,404
INCOME TAX PROVISION (Note 7)	—	—
CONSOLIDATED NET INCOME	566,144	1,826,404
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	34,478	319,944
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$531,666	$1,506,460
NET INCOME PER SHARE - BASIC	$0.06	$0.16
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,993,752	9,130,105
NET INCOME PER SHARE - DILUTED	$0.04	$0.14
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,833,288	13,006,552

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Controlling Interest	$531,666	$1,506,460
Adjustments to Reconcile Net Income Attributable to Controlling Interest to Net Cash Provided By Operating Activities:
Non-Controlling Interest	34,478	319,944
Provision for Uncollectible Receivables	24,689	8,964
Stock Compensation Expense	5,850	9,810
Depreciation and Amortization	504,865	22,891
Loss on Disposal of Hotel Properties	590	2,720
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(151,344)	(188,130)
Decrease in Prepaid Expenses and Other Assets	52,393	32,818
Decrease in Accounts Payable and Accrued Expenses	(286,348)	(399,505)
NET CASH PROVIDED BY OPERATING ACTIVITIES	716,839	1,315,972

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(67,373)	(76,687)
Improvements and Additions to Hotel Properties	(253,946)	(265,478)
NET CASH USED IN INVESTING ACTIVITIES	(321,319)	(342,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(198,954)	(232,704)
Payments on Notes Payable to Banks	(853,921)	(1,980,420)
Borrowings on Notes Payable to Banks	1,081,436	1,509,732
Repurchase of Treasury Stock	(56,563)	(128,777)
Payments on Notes and Advances Payable to Related Parties	—	(8,116)
Payments on Other Notes Payable	(5,422)	(25,599)
NET CASH USED IN FINANCING ACTIVITIES	(33,424)	(865,884)
NET INCREASE IN CASH AND CASH EQUIVALENTS	362,096	107,923
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,141,520	299,698
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,503,616	$407,621

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30 AND JANUARY 31, 2009
AND FOR THREE MONTHS ENDED APRIL 30, 2009 AND 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at April 30, 2009 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

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

The Trust’s general partnership interest in the Partnership was 70.94% on both April 30, 2009 and January 31, 2009.  The weighted average for the three months ended April 30, 2009 and April 30, 2008 was 70.94% and 70.66%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. As of April 30, 2009 and January 31, 2009, a total of 431,598 Class A limited partnership units were issued and outstanding. Additionally, as of April 30, 2009 and January 31, 2009, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,839,536 Shares of Beneficial Interest of the Trust as of April 30, 2009. As of April 30, 2009 and January 31, 2009, 9,371,981 General Partner Units were held by the Trust.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ended January 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2009.

Effective February 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51” (“SFAS No. 160”).  SFAS No. 160, which was retroactively applied, requires the noncontrolling interest to be separately presented as a component of shareholders’ equity on the condensed consolidated statement of shareholders’ equity.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” For hotel properties held for use, if the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

HOTEL PROPERTIES HELD FOR SALE

On August 1, 2007, the Trust classified its hotel properties as “held for sale.” On August 1, 2008, the Trust reclassified its hotel properties from “held for sale” to “held and used.” The Trust, after one year of efforts, failed to find any qualified buyers for its hotel properties. Although the hotel properties are not classified as “held for sale” as of April 30, 2009 and January 31, 2009, we continue to seek qualified buyers for our hotels and will continue to migrate our primary business from a hotel owner to a hospitality service company providing trademark licensing and management services.

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

For the three-month periods ended April 30, 2009 and 2008, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,839,536 and 3,876,447 for the first three months of fiscal year 2010 and 2009, respectively.

The following is a reconciliation of basic income per share to diluted income per share:

	For the three months ended
	April 30, 2009	April 30, 2008

Income attributable to Controlling Interest	$531,666	$1,506,460
Plus: Income attributable to non-controlling interests	34,478	319,944
Income attributable to Controlling Interest after unit conversion	$566,144	$1,826,404

Weighted average common shares outstanding	8,993,752	9,130,105
Plus: Weighted average incremental shares resulting from unit conversion	3,839,536	3,876,447
Weighted average common shares outstanding after unit conversion	12,833,288	13,006,552

Basic Income Per Share	$0.06	$0.16
Diluted Income Per Share	$0.04	$0.14

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”).  This statement provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements.  The statement requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date.  The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events.  Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading.  The statement is effective for financial reporting periods ending after June 15, 2009.  The Trust does not expect the adoption of SFAS 165 to have a material effect on its consolidated financial statements.

3. STOCK-BASED COMPENSATION

For the three months ended April 30, 2009, the Trust recognized expenses of $5,850. The Trust did not issue any restricted shares during the first quarter of fiscal year 2010.

The following table summarizes restricted share activity during the three months ended April 30, 2009:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2009	36,000	$0.65
Granted	—	—
Vested	(9,000)	$0.65
Forfeited	—	—
Balance of unvested awards at April 30, 2009	27,000	$0.65

During the first quarter of fiscal year 2009, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $39,240 that vest over one year. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the three months ended April 30, 2008, the Trust recognized expense of $9,810.

The following table summarizes restricted share activity during the three months ended April 30, 2008:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2008	—	—
Granted	36,000	$1.09
Vested	(7,200)	$1.09
Forfeited	—	—
Balance of unvested awards at April 30, 2008	28,800	$1.09

No cash was paid out or received by the Trust relating to restricted share awards during the three months ended April 30, 2009 or 2008.

4. RELATED PARTY TRANSACTIONS

As of April 30, 2009 and 2008, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of April 30, 2009 and 2008, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $620,079 and $753,066 for the three months ended April 30, 2009 and 2008, respectively.

The Trust paid no interest and recognized no interest expense on related party notes to Mr. Wirth and his affiliates for the three months ended April 30, 2009 and 2008, respectively. The Trust had no accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates as of April 30, 2009 and January 31, 2009, respectively.

The Trust recognized no interest expense on other related party notes for the three months ended April 30, 2009 and $909 for the three months ended April 30, 2008, which was paid during the same time period. The Trust had no unpaid interest on these notes as of April 30, 2009 and January 31, 2009.

The Trust had no notes and advances payable to related parties at April 30, 2009 and January 31, 2009.

5. NOTES PAYABLE TO BANKS

On March 3, 2008, the Trust established a new $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The new line of credit has no financial covenants, bears interest at Wall Street Journal prime (3.25% as of April 30, 2009) and matures on July 15, 2009.  As of April 30, 2009, the Trust had drawn $227,515 of the funds available under the line of credit.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $372,863 and $379,354 in cash for interest for the three months ended April 30, 2009 and 2008, respectively.

During the first quarter of fiscal 2009, The Trust issued 36,000 Shares of Beneficial Interest, with a total value of $39,240, to the Trustees as payment for their services for fiscal year 2009. See Note 3.

7. INCOME TAXES

The Trust has recorded income tax provisions of $0 and $0 for the three months ended April 30, 2009 and 2008, respectively.  The Trust has a current income tax payable of $10,639 and $61,355 as of April 30, 2009 and January 31, 2009, respectively.  At April 30, 2009 and January 31, 2009, the Trust maintained a valuation allowance of $975,357 and $1,065,414, respectively, against its net deferred income tax assets.   There were no net deferred income tax assets or liabilities at April 30, 2009 and January 31, 2009.  The Trust has utilized projections of taxable income and the utilization of net operating losses for the year ended January 31, 2010 in calculating an effective tax rate and the related income tax provision for the three months ended April 30, 2009.   On April 30, 2009, the Trust has federal net operating loss carryforwards of $9.9 million.  There are no state net operating loss carryforwards as of April 30, 2009.

The Trust's practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Trust had no accrued interest or penalties at April 30, 2009 and January 31, 2009.

8.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the three months ended April 30, 2009 was $51,046, plus a variable component based on gross revenues of each property that totaled approximately $27,967. Total expense associated with the non-cancelable ground leases for the three months ended April 30, 2008 was $50,590, respectively, plus a variable component based on gross revenues of each property that totaled approximately $36,421.

Future minimum lease payments under these non-cancelable ground leases are as follows:

Fiscal Year Ending
Remainder of 2010	$152,591
2011	203,455
2012	203,455
2013	203,455
2014	203,455
Thereafter	5,489,492

Total	$6,455,903

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

9.  CHANGE IN ACCOUNTING PRINCIPLE

The required adoption of SFAS 160 resulted in a change in accounting principle under the provisions of SFAS 154, “Accounting Changes and Error Corrections.”  SFAS 160 resulted in changes to the presentation of the Trust’s consolidated financial statements.  As a result of these changes, total shareholders’ equity increased $161,518 and $127,040 as of April 30, 2009 and January 31, 2009, respectively, due to the reclassification of the non-controlling interest to shareholders’ equity.  The adoption had no effect on net income attributable to controlling interests, basic net income per share, or diluted net income per share for the three-month periods ended April 30, 2009 and 2008.  There were no transactions between the Trust and non-controlling interest holders, including purchases, sales, distribution or contributions, during the three-month periods ended April 30, 2009 and 2008.

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

HOTEL PROPERTIES HELD FOR SALE

We reclassified all of our hotel properties from “held for sale” to “held and used” in the quarter ended October 31, 2008. Due to the economic conditions and credit market restraints, the funds were not available to potential buyers to finance a purchase of one or more of our hotels. As a result of this reclassification, we recorded $1.9 million in depreciation expense during the quarter ended October 31, 2008 that was previously suspended while the assets were “held for sale.”

We continue to seek qualified buyers for our hotels and will continue to migrate our primary business from a hotel owner to a hospitality service company providing trademark licensing and management services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended January 31, 2009, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for property, plant and equipment, cash and cash equivalents, restricted cash, revenue recognition, receivables and allowance for doubtful accounts, stock based compensation, income taxes, dividends and distributions, minority interest, income (loss) per share and fair value of financial instruments, new accounting pronouncements, segment reporting and advertising cost. We have not changed these policies from those previously disclosed in our Annual Report.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 70.2% for the three months ended April 30, 2009, a decrease of 8.7% from the prior year same period. ADR decreased $7.35, or 8.2%, to $82.35. The decreases in ADR and reduced occupancy resulted in a decrease of $12.98, or 18.3%, in REVPAR to $57.83 from $70.81 in the prior year period. The decrease in occupancy is due to the downward trend in our economy causing less vacation and fewer business travelers. We project that this trend will continue through late 2009.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE THREE MONTHS ENDED
	April 30,
	2009	2008
OCCUPANCY	70.2%	78.9%
AVERAGE DAILY RATE (ADR)	$82.35	$89.70
REVENUE PER AVAILABLE ROOM (REVPAR)	$57.83	$70.81

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the current global recession to negatively affect our business through late 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2009 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2008

A summary of the operating results for the three months ended April 30, 2009 and 2008 is:

	2009	2008	Change	% Change
Revenue	$5,487,261	$6,772,478	$(1,285,217)	(19.0)%
Operating Income	$941,889	$2,211,221	$(1,269,332)	(57.4)%
Net Income Attributable to Controlling Interest	$531,666	$1,506,460	$(974,794)	(64.7)%
Net Income Per Share - Basic	$0.06	$0.16	$(0.10)	(62.5)%
Net Income Per Share - Diluted	$0.04	$0.14	$(0.10)	(71.4)%

For the three months ended April 30, 2009, our total revenue was $5.5 million, a decrease of $1.3 million, or 19.0%, compared with the prior year period of $6.8 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 19.2% to $4.8 million for the three months ended April 30, 2009, from $5.9 million for the three months ended April 30, 2008. Hotel operations, including Food and Beverage operations, experienced a significant decrease in revenues during the first quarter of fiscal 2010 due to lower occupancy and increased rate pressure. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in our hotel business.

Total expenses of $4.9 million for the three months ended April 30, 2009 were consistent with the prior year period total of $4.9 million.  Total operating expenses of $4.5 million were also consistent with the prior year period total operating expenses.  The majority of the hotel operating expenses decreased due to lower occupancy, offset by an increase of $479,000 in hotel property depreciation expense for the current quarter, due to the reclassification of the hotel properties from “held for sale” to “held and used” during the third quarter of fiscal year 2009.

General and administrative expenses was $851,000 for the three months ended April 30, 2009, consistent with the prior year period total of $836,000.

Total interest expense was $382,000 for the three months ended April 30, 2009, consistent with the prior year period total of $385,000.

FUNDS FROM OPERATIONS (FFO)

We recognize that industry analysts and investors use Funds From Operations (“FFO”) as a financial measure to evaluate and compare equity REITs. We also believe it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about our cash available for distributions, debt service and capital expenditures. We follow the March 1995 interpretation of the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended January 1, 2000, which is calculated (in our case) as net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of our cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, our FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.  The following table shows the reconciliation of FFO to Net Income Attributable to Shares of Beneficial Interest:

	For the Three Months Ended April 30,
	2009	2008

Net Income Attributable to Controlling Interest	$531,666	$1,506,460
Hotel Property Depreciation	494,903	16,037
Loss on Disposition of Hotels	590	2,720
Non-Controlling Interest Share of Depreciation and Loss on Dispositions	(109,965)	(5,046)
Funds from Operations	$917,194	$1,520,171

FFO decreased approximately $603,000 for the three month period ended April 30, 2009, reflecting a decrease of 39.7% when compared to the prior year period. The decrease was primarily due to lower occupancies and room rates resulting in less revenue during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Through our ownership interest in the Partnership, Yuma Hospitality LP and InnSuites Hotels, we have a proportionate share of the benefits and obligations of the Partnership’s and Yuma Hospitality LP’s ownership interests, as well as InnSuites Hotels’ operational interests, in the Hotels. Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of these cash flows. Our liquidity, including our ability to make distributions to our shareholders, will depend upon the ability to generate sufficient cash flows from hotel operations.

We have principal of $606,886 due and payable for the remainder of fiscal year 2010 under mortgage notes payable. For the period between May 1, 2009 and April 30, 2010, we have principal of $820,482 due and payable under mortgage notes payable. We anticipate that current cash balances and future cash flows from operations will be sufficient to satisfy these obligations as they become due. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to negotiate additional credit facilities or issue debt instruments.

We have no principal due and payable for the remainder of fiscal year 2010 or thereafter under notes and advances payable to Mr. Wirth and his affiliates.

We entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, we could draw $750,000, bearing interest at prime plus 0.5%, with interest-only payments due monthly. During specified times over the duration of the line of credit, we must pay the line of credit down to zero and are unable to borrow against the line of credit for a period of 30 days.  The line of credit matured on May 18, 2008, was paid in full, and was replaced by a new $850,000 revolving line of credit, as discussed below.

On March 3, 2008, we established a new $850,000 revolving line of credit. The new line of credit has no financial covenants, bears interest at Wall Street Journal prime (3.25% as of April 30, 2009) and matures on July 15, 2009.  As of April 30, 2009, we had drawn $227,515 of the funds available under the line of credit.  On April 6, 2009, the revolving line of credit was lowered to $650,000 due to the bank’s lending limits.  We are currently in negotiations with the bank to renew this line of credit.  .

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties. As of April 30, 2009, $163,635 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2009, the Hotels spent $253,946 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $288,190 and $364,006 during the three-month periods ended April 30, 2009 and April 30, 2008, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2009, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

ITEM 4(T). CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed in our Annual Report on Form 10-K, at January 31, 2009, management concluded that we had an entity-level material weakness related to certain of our employees who had incompatible responsibilities within our accounting systems.  Management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2009, based on the criteria described under Item 9A(T) of our Annual Report on Form 10-K for the year ended January 31, 2009, because we did not have evidence of effective processes to ensure that all journal entries and reconciliations were properly reviewed. During the period ended April 30, 2009, management implemented processes to document evidence of our controls and procedures and we are currently evaluating these processes for effectiveness. We expect that these steps, when taken, will correct the material weakness described above.

Other than as described above , there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, our Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, our Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, the Board of Trustees approved the purchase of up to 300,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2009, we acquired 42,795 Shares of Beneficial Interest in open market transactions at an average price of $1.32 per share. We intend to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 244,395 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 – February 28, 2009	9,845	$1.25	9,845	277,345
March 1 – March 31, 2009	29,145	$1.33	29,145	248,200
April 1 – April 30, 2009	3,805	$1.42	3,805	244,395

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

INNSUITES HOSPITALITY TRUST

Dated:	June 4, 2009	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	June 4, 2009	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer