Form 10-Q
period 2009-07-31
INNSUITES HOSPITALITY TRUST
filed 2009-09-04
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

Commission File Number 1-7062

INNSUITES HOSPITALITY TRUST
(Exact name of registrant as specified in its charter)

Ohio	34-6647590
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

InnSuites Hotels Centre
1625 E. Northern Avenue, Suite 105
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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of August 28, 2009: 8,963,754

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2009	JANUARY 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$872,844	$1,141,520
Restricted Cash	125,438	96,262
Accounts Receivable, including $191,998 and $32,295 from related parties and net of Allowance for Doubtful Accounts of $51,000 and $34,000, as of July 31, and January 31, 2009, respectively	487,119	510,942
Prepaid Expenses and Other Current Assets	603,081	577,767
Total Current Assets	2,088,482	2,326,491
Property, Plant and Equipment, net	205,562	209,896
Hotel Properties Held and Used, net	27,252,342	27,750,525
Long-Term Portion of Deferred Finance Costs	114,981	134,905
Long-Term Deposits	18,295	14,987
TOTAL ASSETS	$29,679,662	$30,436,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,698,111	$1,769,735
Notes Payable to Banks	135,047	—
Current Portion of Mortgage Notes Payable	835,461	831,793
Current Portion of Other Notes Payable	55,612	20,201
Total Current Liabilities	2,724,231	2,621,729
Mortgage Notes Payable	20,835,948	21,238,772
Other Notes Payable	212,687	65,575

TOTAL LIABILITIES	23,772,866	23,926,076

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,910,414 and 9,015,536 shares issued and outstanding at July 31, and January 31, 2009, respectively	16,978,607	17,184,251
Treasury Stock, 7,876,334 and 7,771,212 shares held at July 31, and January 31, 2009, respectively	(10,962,345)	(10,800,563)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,016,262	6,383,688
NON-CONTROLLING INTEREST	(109,466)	127,040
TOTAL SHAREHOLDERS’ EQUITY	5,906,796	6,510,728
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,679,662	$30,436,804

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY 31,
	2009	2008

REVENUE
Room	$7,244,351	$9,027,550
Food and Beverage	516,522	778,813
Telecommunications	7,928	13,877
Other	161,171	178,471
Management and Trademark Fees, including $187,724 and $245,638 from related parties, for the six months ended July 31, 2009 and 2008, respectively	191,082	252,335
Payroll Reimbursements, Related Party	1,347,521	1,520,195
TOTAL REVENUE	9,468,575	11,771,241

OPERATING EXPENSES
Room	1,838,299	2,234,022
Food and Beverage	413,807	575,439
Telecommunications	20,382	31,166
General and Administrative	1,585,294	1,666,169
Sales and Marketing	716,066	676,936
Repairs and Maintenance	595,322	750,283
Hospitality	398,724	444,024
Utilities	622,333	606,848
Hotel Property Depreciation	982,305	34,991
Real Estate and Personal Property Taxes, Insurance and Ground Rent	542,822	576,070
Other	4,971	6,320
Payroll Expenses, Related Party	1,347,521	1,520,195
TOTAL OPERATING EXPENSES	9,067,846	9,122,463
OPERATING INCOME	400,729	2,648,778
Interest Income	9,926	484
TOTAL OTHER INCOME	9,926	484
Interest on Mortgage Notes Payable	752,347	742,096
Interest on Notes Payable to Banks	1,255	10,218
Interest on Notes Payable and Advances to Related Parties	—	1,675
Interest on Other Notes Payable	5,151	6,094
TOTAL INTEREST EXPENSE	758,753	760,083

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX PROVISION	(348,098)	1,889,179
INCOME TAX PROVISION (Note 7)	—	—
CONSOLIDATED NET INCOME (LOSS)	(348,098)	1,889,179
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(236,985)	259,977
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$(111,113)	$1,629,202
NET INCOME (LOSS) PER SHARE - BASIC	$(0.01)	$0.18
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,961,151	9,110,826
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.01)	$0.15
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	8,961,151	12,987,273

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2009	2008

REVENUE
Room	$2,905,664	$3,655,251
Food and Beverage	194,296	364,109
Telecommunications	3,062	6,128
Other	65,749	82,108
Management and Trademark Fees, including $82,989 and $119,769 from related parties, for the three months ended July 31, 2009 and 2008, respectively	85,101	124,038
Payroll Reimbursements, Related Party	727,442	767,129
TOTAL REVENUE	3,981,314	4,998,763

OPERATING EXPENSES
Room	897,217	1,105,164
Food and Beverage	183,594	294,888
Telecommunications	9,524	7,476
General and Administrative	734,222	829,769
Sales and Marketing	375,135	332,592
Repairs and Maintenance	307,132	386,277
Hospitality	183,256	200,352
Utilities	354,223	336,992
Hotel Property Depreciation	487,402	18,954
Real Estate and Personal Property Taxes, Insurance and Ground Rent	260,683	277,945
Other	2,643	3,668
Payroll Expenses, Related Party	727,442	767,129
TOTAL OPERATING EXPENSES	4,522,473	4,561,206
OPERATING INCOME (LOSS)	(541,159)	437,557
Interest Income	3,589	231
TOTAL OTHER INCOME	3,589	231
Interest on Mortgage Notes Payable	375,542	365,725
Interest on Notes Payable to Banks	(3,050)	5,167
Interest on Notes Payable and Advances to Related Parties	—	766
Interest on Other Notes Payable	4,179	3,355
TOTAL INTEREST EXPENSE	376,671	375,013

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX PROVISION	(914,241)	62,775
INCOME TAX PROVISION (Note 7)	—	—
CONSOLIDATED NET INCOME (LOSS)	(914,241)	62,775
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(269,686)	(60,017)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$(644,555)	$122,792
NET INCOME (LOSS) PER SHARE - BASIC	$(0.07)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,930,901	9,091,547
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.07)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	8,930,901	12,967,994

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$(348,098)	$1,889,179
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash Provided By Operating Activities:
Provision for Uncollectible Receivables	18,421	32,324
Stock Compensation Expense	11,700	19,620
Depreciation and Amortization	1,002,229	48,698
Deferred Income Taxes	—	(209,606)
(Gain) Loss on Disposal of Hotel Properties	690	(33,813)
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	5,402	(300,089)
Increase in Prepaid Expenses and Other Assets	(28,622)	(98,632)
Decrease in Accounts Payable and Accrued Expenses	(71,624)	(270,394)
NET CASH PROVIDED BY OPERATING ACTIVITIES	590,098	1,077,287

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(29,176)	(4,767)
Cash Received from Sale of Hotel Properties	—	1,400
Improvements and Additions to Hotel Properties	(480,478)	(699,813)
NET CASH USED IN INVESTING ACTIVITIES	(509,654)	(703,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(399,156)	(470,046)
Payments on Notes Payable to Banks	(2,660,473)	(2,460,441)
Borrowings on Notes Payable to Banks	2,795,520	2,560,441
Repurchase of Treasury Stock	(69,436)	(177,177)
Repurchase of Partnership Units	(98)	—
Payments on Notes and Advances Payable to Related Parties	—	(16,376)
Payments on Other Notes Payable	(15,477)	(45,385)
NET CASH USED IN FINANCING ACTIVITIES	(349,120)	(608,984)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(268,676)	(234,877)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,141,520	299,698
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$872,844	$64,821

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31 AND JANUARY 31, 2009
AND FOR THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at July 31, 2009 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

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

The Trust’s general partnership interest in the Partnership was 71.41% and 70.94% as of July 31, 2009 and January 31, 2009, respectively.  The weighted average for the six months ended July 31, 2009 and 2008 was 71.06% and 70.66%, respectively. The weighted average for the three months ended July 31, 2009 and 2008 was 71.27% and 70.60%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 369,391and 431,598 Class A limited partnership units were issued and outstanding as of July 31, 2009 and January 31, 2009, respectively. Additionally, as of July 31, 2009 and January 31, 2009, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,777,329 Shares of Beneficial Interest of the Trust as of July 31, 2009. The Trust held 9,434,188 and 9,371,981 General Partner Units as of July 31, 2009 and January 31, 2009, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ended January 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2009.

Effective February 1, 2009 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS No. 160”).  SFAS No. 160, which was retroactively applied, requires the noncontrolling interest to be separately presented as a component of shareholders’ equity on the condensed consolidated statement of equity.

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

HOTEL PROPERTIES HELD FOR SALE

On August 1, 2007, the Trust classified its hotel properties as “held for sale.” On August 1, 2008, the Trust reclassified its hotel properties from “held for sale” to “held and used.” The Trust, after one year of efforts, failed to find any qualified buyers for its hotel properties. Although the hotel properties are not classified as “held for sale” as of July 31, 2009 and January 31, 2009, we continue to be willing to discuss potential sales with qualified buyers for our hotels and will continue to migrate our primary business from a hotel owner to a hospitality service company providing trademark licensing and management services.

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

For the six months ended July 31, 2009 and 2008, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,817,540 and 3,876,447 for the first six months of fiscal year 2010 and 2009, respectively.  The aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,796,262 and 3,876,447 for the three months ended July 31, 2009 and 2008, respectively.  For the three-month and six-month periods ended July 31, 2009, the Class A and Class B limited partnership units were anti-dilutive.

The following is a reconciliation of basic income per share to diluted income per share for the three and six month periods ended July 31, 2008.  A reconciliation for the three and six-month periods ended July 31, 2009 is not included as the limited partnership units were anti-dilutive for those periods:

	For the six months ended	For the three months ended
	July 31, 2008	July 31, 2008

Income attributable to Controlling Interest	$1,629,202	$122,792
Plus (Less): Income attributable to non-controlling interests	259,977	(60,017)
Income attributable to Controlling Interest after unit conversion	$1,889,179	$62,775

Weighted average common shares outstanding	9,110,826	9,091,547
Plus: Weighted average incremental shares resulting from unit conversion	3,876,447	3,876,447
Weighted average common shares outstanding after unit conversion	12,987,273	12,967,994

Basic Income Per Share	$0.18	$0.01
Diluted Income Per Share	$0.15	$0.00

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Trust adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Trust’s consolidated financial statements. The Trust evaluated subsequent events through the date the accompanying financial statements were issued, which was September 3, 2009.

3. STOCK-BASED COMPENSATION

For the three and six months ended July 31, 2009, the Trust recognized expenses of $5,850 and $11,700, respectively, related to stock-based compensation. The Trust did not issue any restricted shares during the first six months of fiscal year 2010.

The following table summarizes restricted share activity during the six months ended July 31, 2009:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2009	36,000	$0.65
Granted	—	—
Vested	(18,000)	$0.65
Forfeited	—	—
Balance of unvested awards at July 31, 2009	18,000	$0.65

During the first quarter of fiscal year 2009, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $39,240, vesting over one year. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the three months and six months ended July 31, 2008, the Trust recognized expense of $9,810 and $19,620, respectively.  The Trust did not issue any restricted shares during the second quarter of fiscal year 2009.

The following table summarizes restricted share activity during the six months ended July 31, 2008:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2008	—	—
Granted	36,000	$1.09
Vested	(18,000)	$1.09
Forfeited	—	—
Balance of unvested awards at July 31, 2008	18,000	$1.09

No cash was paid out or received by the Trust relating to restricted share awards during the six months ended July 31, 2009 or 2008.

As of July 31, 2009, the Trust had 8,910,414 Shares of Beneficial Interest outstanding.

4. RELATED PARTY TRANSACTIONS

As of July 31, 2009 and 2008, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2009 and 2008, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $1,347,521 and $1,520,195 for the six months ended July 31, 2009 and 2008, respectively.  The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $727,422 and $767,129 for the three months ended July 31, 2009 and 2008, respectively.

The Trust paid no interest and recognized no interest expense on related party notes to Mr. Wirth and his affiliates for the six months ended July 31, 2009 and 2008, respectively. The Trust had no accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates as of July 31, 2009 and January 31, 2009, respectively.

The Trust recognized no interest expense on other related party notes for the six months ended July 31, 2009 and $1,675 for the six months ended July 31, 2008, which was paid during the same time period. The Trust recognized no interest expense on other related party notes for the three months ended July 31, 2009 and $766 for the three months ended July 31, 2008, which was paid during the same time period.  The Trust had no unpaid interest on these notes as of July 31, 2009 and January 31, 2009.

The Trust had no notes and advances payable to related parties at July 31, 2009 and January 31, 2009.

5. NOTES PAYABLE TO BANKS

On March 3, 2008, the Trust established an $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The line of credit has no financial covenants, bore interest at Wall Street Journal prime (3.25% as of July 31, 2009) and had an original maturity date of July 15, 2009. During the second quarter of fiscal year 2010, the Trust extended the maturity date of the line of credit to June 30, 2010.  In addition, the extension agreement implemented an interest rate floor of 6.25%, which was the effective rate as of July 31, 2009, and granted additional security to the lender through a junior lien on the Yuma, Arizona property.  As of July 31, 2009, the Trust had drawn $135,047 of the funds available under the line of credit.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $740,331 and $746,376 in cash for interest for the six months ended July 31, 2009 and 2008, respectively.

During the second quarter of fiscal year 2010, the Trust issued  a promissory note for $198,000 to an unrelated third party for the purchase of 62,207 limited partnership units in the Partnership and 54,372 Shares of Beneficial Interest.  The note is due in 60 monthly principal and interest installments of $3,921 and matures on May 28, 2015.

During the first quarter of fiscal year 2009, The Trust issued 36,000 Shares of Beneficial Interest, with a total value of $39,240, to the Trustees as payment for their services for fiscal year 2009. See Note 3.

7. INCOME TAXES

The Trust has recorded income tax provisions of $0 and $0 for the six months ended July 31, 2009 and 2008, respectively.  The Trust has a current income tax receivable of $22,361 as of July 31, 2009 and an income tax payable of $61,355 as of January 31, 2009.  At July 31, 2009 and January 31, 2009, the Trust maintained a valuation allowance of $1,121,787 and $1,065,414, respectively, against its net deferred income tax assets.  There were no net deferred income tax assets or liabilities at July 31, 2009 and January 31, 2009.  The Trust has utilized projections of taxable income and the utilization of net operating losses for the year ended January 31, 2010 in calculating an effective tax rate and the related income tax provision for the six months ended July 31, 2009.  On July 31, 2009, the Trust has federal net operating loss carryforwards of $10.1 million.  There are no state net operating loss carryforwards as of July 31, 2009.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Trust had no accrued interest or penalties at July 31, 2009 and January 31, 2009.

8.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the six months ended July 31, 2009 was $101,910, plus a variable component based on gross revenues of each property that totaled approximately $43,934. Total expense associated with the non-cancelable ground leases for the six months ended July 31, 2008 was $101,180, plus a variable component based on gross revenues of each property that totaled approximately $46,435.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded no expense related to the lease during the three-month or six-month periods ended July 31, 2009 and 2008.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year, with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2010	$113,728
2011	227,455
2012	231,855
2013	236,255
2014	244,255
Thereafter	5,511,092

Total	$6,564,640

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

9.  CHANGE IN ACCOUNTING PRINCIPLE

The required adoption of SFAS 160 resulted in a change in accounting principle under the provisions of SFAS 154, “Accounting Changes and Error Corrections.”  SFAS 160 resulted in changes to the presentation of the Trust’s consolidated financial statements.  As a result of these changes, total shareholders’ equity decreased to $109,466 and increased to $127,040 as of July 31, 2009 and January 31, 2009, respectively, due to the reclassification of the non-controlling interest to shareholders’ equity.  The adoption had no effect on net income attributable to controlling interests, basic net income per share, or diluted net income per share for the three-month and six-month periods ended July 31, 2009 and 2008.  During the second quarter of fiscal year 2010, the Trust repurchased 62,207 limited partnership units in the Partnership and 54,372 Shares of Beneficial Interest from a non-controlling interest holder at $1.70 per unit and share using a $198,000 promissory note.  There were no other transactions between the Trust and non-controlling interest holders, including purchases, sales, distribution or contributions, during the three-month and six-month periods ended July 31, 2009 and 2008.

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

We continue to be willing to discuss potential sales with qualified buyers for our hotels and will continue to migrate our primary business from a hotel owner to a hospitality service company providing trademark licensing and management services.

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

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 63.0% for the six months ended July 31, 2009, a decrease of 6.9% from the prior year same period. ADR decreased $8.86, or 10.5%, to $75.36. The decreases in ADR and reduced occupancy resulted in a decrease of $11.36, or 19.3%, in REVPAR to $47.48 from $58.84 in the prior year period. The decrease in occupancy is due to the downward trend in our economy causing less vacation and fewer business travelers. We project that this trend will continue through late 2009.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE SIX MONTHS ENDED
	July 31,
	2009	2008
OCCUPANCY	63.0%	69.9%
AVERAGE DAILY RATE (ADR)	$75.36	$84.22
REVENUE PER AVAILABLE ROOM (REVPAR)	$47.48	$58.84

No assurance can be given that the trends reflected in this data will continue or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the current global recession to negatively affect our business through late 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2009 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2008

A summary of the operating results for the six months ended July 31, 2009 and 2008 is:

	2009	2008	Change	% Change
Revenue	$9,468,575	$11,771,241	$(2,302,666)	(19.6)%
Operating Income	$400,729	$2,648,778	$(2,248,049)	(84.9)%
Net (Loss) Income Attributable to Controlling Interest	$(111,113)	$1,629,202	$(1,740,315)	< (100.0)%
Net Income Per Share - Basic	$(0.01)	$0.18	$(0.19)	< (100.0)%
Net Income Per Share - Diluted	$(0.01)	$0.15	$(0.16)	< (100.0)%

For the six months ended July 31, 2009, our total revenue was $9.5 million, a decrease of $2.3 million, or 19.6%, compared with the prior year period of $11.8 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 20.7% to $7.9 million for the six months ended July 31, 2009, from $10.0 million for the six months ended July 31, 2008. Hotel operations, including Food and Beverage operations, experienced a significant decrease in revenues during the first six months of fiscal 2010 due to lower occupancy and increased rate pressure. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in our hotel business.

Total expenses of $9.8 million for the six months ended July 31, 2009 were consistent with the prior year period total of $9.8 million.  Total operating expenses of $9.0 million were also consistent with the prior year period total operating expenses of $9.1 million.  The majority of the hotel operating expenses decreased due to lower occupancy, offset by an increase of $947,000 in hotel property depreciation expense for the current six month period, due to the reclassification of the hotel properties from “held for sale” to “held and used” during the third quarter of fiscal year 2009.

General and administrative expense was $1.6 million for the six months ended July 31, 2009, a decrease of $81,000, or 4.9%, from prior year period total of $1.7 million.  The decrease was primarily due to reduced professional fees incurred by the Trust.

Total interest expense was $759,000 for the six months ended July 31, 2009, consistent with the prior year period total of $760,000.  The Trust expects future interest expense to increase due to the interest rate floor implemented on its $850,000 line of credit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2009 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2008

A summary of the operating results for the three months ended July 31, 2009 and 2008 is:

	2009	2008	Change	% Change
Revenue	$3,981,314	$4,998,763	$(1,017,449)	(20.4)%
Operating (Loss) Income	$(541,159)	$437,557	$(978,716)	< (100.0)%
Net (Loss) Income Attributable to Controlling Interest	$(644,555)	$122,792	$(767,347)	< (100.0)%
Net (Loss) Income Per Share - Basic	$(0.07)	$0.01	$(0.08)	< (100.0)%
Net (Loss) Income Per Share - Diluted	$(0.07)	$0.00	$(0.07)	< (100.0)%

For the three months ended July 31, 2009, our total revenue was $4.0 million, a decrease of $1.0 million, or 20.4%, compared with the prior year period of $5.0 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 22.9% to $3.2 million for the three months ended July 31, 2009, from $4.1 million for the three months ended July 31, 2008. Hotel operations, including Food and Beverage operations, experienced a significant decrease in revenues during the second quarter of fiscal 2010 due to lower occupancy and increased rate pressure. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in the hotel industry.

Total expenses of $4.9 million for the three months ended July 31, 2009 were consistent with the prior year period total of $4.9 million.  Total operating expenses of $4.5 million were also consistent with the prior year period total operating expenses of $4.6 million.  The majority of the hotel operating expenses decreased due to lower occupancy, offset by an increase of $468,000 in hotel property depreciation expense for the current quarter, due to the reclassification of the hotel properties from “held for sale” to “held and used” during the third quarter of fiscal year 2009.

General and administrative expense was $734,000 for the three months ended July 31, 2009, a decrease of $96,000, or 11.5%, from the prior year period total of $830,000. The decrease was primarily due to reduced professional fees incurred by the Trust.

Total interest expense was $376,000 for the three months ended July 31, 2009, consistent with the prior year period total of $375,000.

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

	For the Six Months Ended July 31,		For the Three Months Ended July 31,
	2009	2008	2009	2008

Net (Loss) Income Attributable to Controlling Interest	$(113,113)	$1,629,202	$(644,555)	$122,792
Hotel Property Depreciation	982,305	34,991	487,402	18,954
Loss (Gain) on Disposition of Hotels	690	(20,755)	101	(23,475)
Non-Controlling Interest Share of Depreciation and Loss on Dispositions	(216,609)	(7,772)	(107,258)	(2,727)
Funds from Operations	$655,273	$1,635,666	$(264,310)	$115,544

FFO decreased approximately $980,000 for the six month period ended July 31, 2009, reflecting a decrease of 59.9% when compared to the prior year period. FFO decreased approximately $380,000 for the three month period ended July 31, 2009, reflecting a decrease of over 100% when compared to the prior year period.  The decreases were primarily due to lower occupancies and room rates resulting in less revenue during the period.

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

We have principal of $406,683 due and payable for the remainder of fiscal year 2010 under mortgage notes payable. For the period between August 1, 2009 and July 31, 2010, we have principal of $835,461 due and payable under mortgage notes payable. We anticipate that current cash balances and future cash flows from operations will be sufficient to satisfy these obligations as they become due. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to negotiate additional credit facilities or issue debt instruments.

We have no principal due and payable for the remainder of fiscal year 2010 or thereafter under notes and advances payable to Mr. Wirth and his affiliates.

We entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, we could draw $750,000, bearing interest at prime plus 0.5%, with interest-only payments due monthly. During specified times over the duration of the line of credit, we must pay the line of credit down to zero and are unable to borrow against the line of credit for a period of 30 days.  The line of credit matured on May 18, 2008, was paid in full, and was replaced by an $850,000 revolving line of credit, as discussed below.

On March 3, 2008, we established an $850,000 revolving line of credit. The line of credit has no financial covenants, bore interest at Wall Street Journal prime (3.25% as of July 31, 2009) and originally matured on July 15, 2009.  During the second quarter of fiscal year 2010, we entered into an agreement to extend the maturity date of the line of credit to June 30, 2010.  This extension agreement implemented an interest rate floor of 6.25%, which was the effective rate as of July 31, 2009. The extension also granted additional security to the lender through a junior lien on the Yuma, Arizona property.  As of July 31, 2009, we had drawn $135,047 of the funds available under the line of credit.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties. As of July 31, 2009, $125,438 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2009, the Hotels spent $480,478 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $595,322 and $750,283 during the six-month periods ended July 31, 2009 and July 31, 2008, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred. The Hotels also spent $307,132 and $386,277 during the three-month periods ended July 31, 2009 and July 31, 2008, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2009, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

ITEM 4(T). CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed in our Annual Report on Form 10-K, at January 31, 2009, management concluded that we had an entity-level material weakness related to certain of our employees who had incompatible responsibilities within our accounting systems.  Management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2009, based on the criteria described under Item 9A(T) of our Annual Report on Form 10-K for the year ended January 31, 2009, because we did not have evidence of effective processes to ensure that all journal entries and reconciliations were properly reviewed. During the period ended July 31, 2009, management implemented processes to document evidence of our controls and procedures and we are currently evaluating these processes for effectiveness. We expect that these steps, when taken, will correct the material weakness described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, our Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, our Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, the Board of Trustees approved the purchase of up to 300,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended July 31, 2009, we acquired 62,327 Shares of Beneficial Interest in open market and privately-negotiated transactions at an average price of $1.69 per share and 62,607 limited partnership units in the Partnership at in a privately-negotiated transaction at an average price of $1.70 per unit.  We intend to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 119,861 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 – May 31, 2009	61,157	$1.69	61,157	*121,031
June 1 – June 30, 2009	950	$1.23	950	120,081
July 1 – July 31, 2009	220	$1.79	220	119,861

*The Trust additionally purchased 62,207 limited partnership units in the Partnership under the repurchase plan during May 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Shareholders on July 16, 2009. The nominee listed below was elected our Trustee to hold office for a term expiring at the 2012 Annual Meeting of Shareholders and until his successor has been duly elected and qualified. Tabulated below is the number of Shares of Beneficial Interest cast for and withheld with respect to the election of the Trustee nominee:

Name	For	Withheld
Marc E. Berg	3,785,775	37,536

After our 2009 Annual Meeting of Shareholders, James F. Wirth, Peter A. Thoma, Larry Pelegrin and Steven S. Robson continued their respective terms in office as Trustees.

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

INNSUITES HOSPITALITY TRUST

Dated:	September 3, 2009	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	September 3, 2009	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer

16