Form 10-Q
period 2009-10-31
INNSUITES HOSPITALITY TRUST
filed 2009-12-01
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of November 20, 2009: 8,590,318

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2009	JANUARY 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$279,260	$1,141,520
Restricted Cash	74,648	96,262
Accounts Receivable, including $189,078 and $32,295 from related parties and net of Allowance for Doubtful Accounts of $42,000 and $34,000, as of October 31, and January 31, 2009, respectively	531,427	510,942
Prepaid Expenses and Other Current Assets	555,811	577,767
Total Current Assets	1,441,146	2,326,491
Property, Plant and Equipment, net	195,651	209,896
Hotel Properties Held and Used, net	27,002,122	27,750,525
Long-Term Portion of Deferred Finance Costs	103,415	134,905
Long-Term Deposits	20,295	14,987
TOTAL ASSETS	$28,762,629	$30,436,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,252,765	$1,769,735
Notes Payable to Banks	20,738	—
Current Portion of Mortgage Notes Payable	805,404	831,793
Current Portion of Other Notes Payable	155,287	20,201
Total Current Liabilities	2,234,194	2,621,729
Mortgage Notes Payable	21,291,071	21,238,772
Other Notes Payable	516,521	65,575

TOTAL LIABILITIES	24,041,786	23,926,076

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,593,220 and 9,015,536 shares issued and outstanding at October 31, and January 31, 2009, respectively	16,462,260	17,184,251
Treasury Stock, 8,193,528 and 7,771,212 shares held at October 31, and January 31, 2009, respectively	(11,388,728)	(10,800,563)
TOTAL TRUST SHAREHOLDERS’ EQUITY	5,073,532	6,383,688
NON-CONTROLLING INTEREST	(352,689)	127,040
TOTAL SHAREHOLDERS’ EQUITY	4,720,843	6,510,728
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,762,629	$30,436,804

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2009	2008
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$9,910,061	$12,174,531
Food and Beverage	668,429	970,688
Telecommunications	11,109	18,184
Other	226,051	260,037
Management and Trademark Fees, including $267,131 and $306,898 from related parties, for the nine months ended October 31, 2009 and 2008, respectively	271,301	316,343
Payroll Reimbursements, Related Party	1,999,574	2,276,587
TOTAL REVENUE	13,086,525	16,016,370

OPERATING EXPENSES
Room	2,607,857	3,216,838
Food and Beverage	577,441	774,783
Telecommunications	30,334	45,756
General and Administrative	2,240,594	2,528,593
Sales and Marketing	1,007,895	970,359
Repairs and Maintenance	891,619	1,129,404
Hospitality	558,857	628,611
Utilities	923,500	911,497
Hotel Property Depreciation	1,460,517	2,412,974
Real Estate and Personal Property Taxes, Insurance and Ground Rent	771,981	847,423
Other	6,373	15,035
Payroll Expenses, Related Party	1,999,574	2,276,587
TOTAL OPERATING EXPENSES	13,076,542	15,757,860
OPERATING INCOME	9,983	258,510
Interest Income	11,279	597
TOTAL OTHER INCOME	11,279	597
Interest on Mortgage Notes Payable	1,151,811	1,099,497
Interest on Notes Payable to Banks	9,040	21,385
Interest on Notes Payable and Advances to Related Parties	—	3,877
Interest on Other Notes Payable	9,759	7,397
TOTAL INTEREST EXPENSE	1,170,610	1,132,156

CONSOLIDATED LOSS BEFORE INCOME TAX BENEFIT	(1,149,348)	(873,049)
INCOME TAX BENEFIT	35,828	(209,606)
CONSOLIDATED NET LOSS	(1,113,520)	(1,082,655)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(481,007)	(437,442)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(632,513)	$(645,213)
NET LOSS PER SHARE - BASIC	$(0.07)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,910,921	9,090,560
NET LOSS PER SHARE - DILUTED	$(0.07)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	8,910,921	9,090,560

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2009	2008
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$2,665,710	$3,146,981
Food and Beverage	151,907	191,875
Telecommunications	3,181	4,307
Other	64,880	81,566
Management and Trademark Fees, including $79,408 and $61,260 from related parties, for the three months ended October 31, 2009 and 2008, respectively	80,219	64,008
Payroll Reimbursements, Related Party	652,053	756,392
TOTAL REVENUE	3,617,950	4,245,129

OPERATING EXPENSES
Room	769,558	982,816
Food and Beverage	163,634	199,344
Telecommunications	9,952	14,590
General and Administrative	655,300	862,424
Sales and Marketing	291,829	293,423
Repairs and Maintenance	296,297	379,121
Hospitality	160,133	184,587
Utilities	301,167	304,649
Hotel Property Depreciation	478,212	2,377,983
Real Estate and Personal Property Taxes, Insurance and Ground Rent	229,159	271,353
Other	1,401	8,715
Payroll Expenses, Related Party	652,053	756,392
TOTAL OPERATING EXPENSES	4,008,695	6,635,397
OPERATING INCOME (LOSS)	(390,745)	(2,390,268)
Interest Income	1,353	113
TOTAL OTHER INCOME	1,353	113
Interest on Mortgage Notes Payable	399,465	357,401
Interest on Notes Payable to Banks	7,785	11,167
Interest on Notes Payable and Advances to Related Parties	—	2,202
Interest on Other Notes Payable	4,608	1,303
TOTAL INTEREST EXPENSE	411,858	372,073

CONSOLIDATED LOSS BEFORE INCOME TAX BENEFIT	(801,250)	(2,762,228)
INCOME TAX BENEFIT	35,828	(209,606)
CONSOLIDATED NET LOSS	(765,422)	(2,971,834)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(243,222)	(681,100)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(522,200)	$(2,290,734)
NET LOSS PER SHARE - BASIC	$(0.06)	$(0.25)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,813,565	9,046,540
NET LOSS PER SHARE - DILUTED	$(0.06)	$(0.25)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	8,813,565	9,046,540

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2009	2008
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,113,520)	$(1,082,655)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided By (Used In) Operating Activities:
Provision for Uncollectible Receivables	9,401	59,225
Stock Compensation Expense	17,550	29,430
Depreciation and Amortization	1,514,063	2,433,535
Loss on Disposal of Hotel Properties	1,100	31,493
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(29,886)	(47,997)
Increase (Decrease) in Prepaid Expenses and Other Assets	(5,408)	53,397
Decrease in Accounts Payable and Accrued Expenses	(516,968)	(361,414)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(123,668)	1,115,014

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	21,614	34,198
Cash Received from Sale of Hotel Properties	—	1,400
Improvements and Additions to Hotel Properties	(698,969)	(1,122,942)
NET CASH USED IN INVESTING ACTIVITIES	(677,355)	(1,087,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(591,314)	(709,484)
Net Proceeds from Refinancings of Mortgage Notes Payable	617,224	—
Outstanding Checks in Excess of Account Balances	—	170,788
Payments on Notes Payable to Banks	(4,222,254)	(2,786,816)
Borrowings on Notes Payable to Banks	4,242,992	2,886,816
Repurchase of Treasury Stock	(78,762)	(215,766)
Repurchase of Partnership Units	(98)	—
Payments on Notes and Advances Payable to Related Parties	—	(84,239)
Borrowings on Notes and Advances Payable to Related Parties	—	484,000
Payments on Other Notes Payable	(29,025)	(60,052)
NET CASH USED IN FINANCING ACTIVITIES	(61,237)	(314,753)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(862,260)	(287,083)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,141,520	299,698
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$279,260	$12,615

See Supplemental Disclosures at Note 6

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31 AND JANUARY 31, 2009
AND FOR THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at October 31, 2009 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Mr. Wirth with an aggregate of 544 suites and three unrelated hotel properties with an aggregate of 242 suites. Under the licensing agreements, InnSuites Hotels receives a percentage of revenue from the hotels in exchange for use of the “InnSuites” trademark. During the third quarter of fiscal year 2010, Mr. Wirth gave notice cancelling the existing revenue-based licensing agreements with the four hotels owned by affiliates of Mr. Wirth with an aggregate of 544 suites,  effective December 31, 2009.  New agreements based on a per-room fee will be effective for these four hotels commencing January 1, 2010.

The Trust’s general partnership interest in the Partnership was 71.41% and 70.94% as of October 31, 2009 and January 31, 2009, respectively.  The weighted average for the nine months ended October 31, 2009 and 2008 was 71.21% and 70.75%, respectively. The weighted average for the three months ended October 31, 2009 and 2008 was 71.41% and 70.94%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 369,391and 431,598 Class A limited partnership units were issued and outstanding as of October 31, 2009 and January 31, 2009, respectively. Additionally, as of October 31, 2009 and January 31, 2009, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,777,329 Shares of Beneficial Interest of the Trust as of October 31, 2009. The Trust held 9,434,188 and 9,371,981 General Partner Units as of October 31, 2009 and January 31, 2009, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ended January 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2009.

In August 2007, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which required non-controlling interests to be separately presented as a component of shareholders’ equity on the condensed consolidated statement of equity. Effective February 1, 2009, we adopted this guidance.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under FASB authoritative guidance related to the impairment or disposal of long-lived assets.  For hotel properties held for use, if the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available or the present value of future undiscounted cash flows over the remaining life of the asset. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the sales price less costs to sell. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is the Trust’s share of the Partnership’s cash flow and its direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the four hotel properties it owns.  The Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the Trust’s ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates, which decreased from fiscal year 2009 to fiscal year 2010. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2010 (November 1, 2009 through January 31, 2010), the Trust’s management had projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due in the last quarter of the fiscal year 2010. Based on this projection, the Trust refinanced its Yuma and Albuquerque hotel properties during the last twelve months, netting enough cash for management to believe that it will meet all of its financial obligations as they come due during fiscal year 2010 and fiscal year 2011.

In addition, the Trust has an established $850,000 line of credit, of which approximately $830,000 was available at October 31, 2009. Also, management of the Trust is currently exploring the possibility of refinancing certain hotel properties.

HOTEL PROPERTIES HELD FOR SALE

On August 1, 2007, the Trust classified its hotel properties as “held for sale.” On August 1, 2008, the Trust reclassified its hotel properties from “held for sale” to “held and used.” The Trust, after one year of efforts, failed to find any qualified buyers for its hotel properties. Although the hotel properties are not classified as “held for sale” as of October 31, 2009 and January 31, 2009, we continue to be willing to discuss potential sales with qualified buyers for our hotels and will continue to migrate our primary business from a hotel owner to a hospitality service company providing trademark licensing and management services.

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

For the nine months ended October 31, 2009 and 2008, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,803,989 and 3,864,008 for the first nine months of fiscal year 2010 and 2009, respectively.  The aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,777,329 and 3,839,536 for the three months ended October 31, 2009 and 2008, respectively.  For the three-month and nine-month periods ended October 31, 2009 and 2008, the Class A and Class B limited partnership units were anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). The Codification is effective for interim and annual reporting periods ending after September 15, 2009. The Trust adopted Statement of Financial Accounting Standards No. 168 (codified in ASC Topic 105) on August 1, 2009, which did not have a material impact on the Trust’s financial position or results of operations.

3. STOCK-BASED COMPENSATION

For the three and nine months ended October 31, 2009, the Trust recognized expenses of $5,850 and $17,550, respectively, related to stock-based compensation. The Trust did not issue any restricted shares during the first nine months of fiscal year 2010.

The following table summarizes restricted share activity during the nine months ended October 31, 2009:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2009	36,000	$0.65
Granted	—	—
Vested	(27,000)	$0.65
Forfeited	—	—
Balance of unvested awards at October 31, 2009	9,000	$0.65

During the first quarter of fiscal year 2009, the Trust issued 36,000 restricted shares to its Trustees with a total fair value of $39,240, vesting over one year. Fair value was calculated using the closing share price on the date of the grant. The shares were issued from the Trust’s treasury stock. During the three months and nine months ended October 31, 2008, the Trust recognized expense of $9,810 and $29,430, respectively.  The Trust did not issue any restricted shares during the second or third quarters of fiscal year 2009.

The following table summarizes restricted share activity during the nine months ended October 31, 2008:

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2008	—	—
Granted	36,000	$1.09
Vested	(27,000)	$1.09
Forfeited	—	—
Balance of unvested awards at October 31, 2008	9,000	$1.09

No cash was paid out or received by the Trust relating to restricted share awards during the nine months ended October 31, 2009 or 2008.

As of October 31, 2009, the Trust had 8,593,220 Shares of Beneficial Interest outstanding.

4. RELATED PARTY TRANSACTIONS

As of October 31, 2009 and 2008, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2009 and 2008, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $1,999,574 and $2,276,587 for the nine months ended October 31, 2009 and 2008, respectively.  The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $652,053 and $756,392 for the three months ended October 31, 2009 and 2008, respectively.

The Trust had no notes and advances payable to Mr. Wirth and his affiliates and, therefore, paid no interest on and recognized no interest expense to these parties for the nine months ended October 31, 2009.  The Trust paid no interest and recognized $1,614 of interest expense on related party notes to Mr. Wirth and his affiliates for both the three and nine month periods ended October 31, 2008, respectively. The Trust had no accrued but unpaid interest on related party notes to Mr. Wirth and his affiliates as of October 31, 2009 and January 31, 2009, respectively.

The Trust had no notes and advances payable to related parties other than Mr. Wirth and his affiliates and, therefore, recognized no interest expense to these parties  for the nine months ended October 31, 2009 and $2,263 for the nine months ended October 31, 2008, which was paid during the same time period. The Trust recognized no interest expense on other related party notes for the three months ended October 31, 2009 and $588 for the three months ended October 31, 2008, which was paid during the same time period.  The Trust had no unpaid interest on these notes as of October 31, 2009 and January 31, 2009.

5. NOTES PAYABLE TO BANKS

On March 3, 2008, the Trust established an $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The line of credit, with an original maturity date of July 15, 2009, had no financial covenants and bore interest at Wall Street Journal prime. During the second quarter of fiscal year 2010, the Trust extended the maturity date of the line of credit to June 30, 2010.  In addition, the extension agreement implemented an interest rate floor of 6.25%, which was the effective rate as of October 31, 2009, and granted additional security to the lender through a junior lien on the Yuma, Arizona property.  As of October 31, 2009, the Trust had drawn $20,738 of the funds available under the line of credit.

6. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,126,870 and $1,113,468 in cash for interest for the nine months ended October 31, 2009 and 2008, respectively.

During the second quarter of fiscal year 2010, the Trust issued a promissory note for $198,000 to an unrelated third party in exchange for 62,207 limited partnership units in the Partnership and 54,372 Shares of Beneficial Interest.  The note is due in 60 monthly principal and interest installments of $3,921 and matures on May 28, 2015.

During the third quarter of fiscal year 2010, the Trust refinanced its mortgage note payable secured by the Albuquerque, New Mexico property.  The new mortgage note payable is $1.5 million, bears interest at 7.75% and matures on November 1, 2021.  The note is due in 144 monthly principal and interest installments of $16,032.  The Trust used the $1.5 million to fully satisfy its $882,776 mortgage note payable secured by the property and received $617,224 in net cash proceeds from the refinancing.

During the third quarter of fiscal year 2010, the Trust issued a promissory note for $25,000 to an unrelated third party in exchange for 18,740 Shares of Beneficial Interest.  The note is due in 36 monthly principal and interest installments of $772 and matures on October 10, 2012.

During the third quarter of fiscal year 2010, the Trust issued a promissory note for $33,000 to an unrelated third party in exchange for 24,000 Shares of Beneficial Interest.  The note is due in 24 monthly principal and interest installments of $1,433 and matures on October 20, 2011.

During the third quarter of fiscal year 2010, the Trust issued a promissory note for $358,000 to an unrelated third party in exchange for 267,864 Shares of Beneficial Interest.  The note is due in 48 monthly principal and interest installments of $8,573 and matures on December 15, 2013.

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

7.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the nine months ended October 31, 2009 was $152,774, plus a variable component based on gross revenues of each property that totaled approximately $57,578. Total expense associated with the non-cancelable ground leases for the nine months ended October 31, 2008 was $151,770, plus a variable component based on gross revenues of each property that totaled approximately $64,302.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $6,156 of general and administrative expense related to the lease during the three-month and nine-month periods ended October 31, 2009.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2010	$56,864
2011	227,455
2012	231,855
2013	236,255
2014	244,255
Thereafter	5,511,092

Total	$6,507,776

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

8.  CHANGE IN ACCOUNTING PRINCIPLE

On February 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements. This resulted in a change in accounting principle and in changes to the presentation of the Trust’s consolidated financial statements.  As a result of these changes, total shareholders’ equity decreased by $352,689 and increased by $127,040 as of October 31, 2009 and January 31, 2009, respectively, due to the reclassification of the non-controlling interest to shareholders’ equity.  The adoption had no effect on net income attributable to controlling interests, basic net income per share, or diluted net income per share for the three-month and nine-month periods ended October 31, 2009 and 2008.

9.  SUBSEQUENT EVENTS

In preparing these financial statements, the Trust evaluated subsequent events through the time the financial statements were issued on December 1, 2009. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC. In conjunction with applicable accounting standards, all material subsequent events have either been recognized in the financial statements or disclosed in the notes to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We own the sole general partner’s interest in the Partnership. Our principal source of cash flows is from the operations of the Hotels and management and licensing contracts with affiliated and third-party hotels.

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow and its direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the four hotel properties it owns.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates, which decreased from fiscal year 2009 to fiscal year 2010. Our results of operations are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

In past years, we have relied on cash flows from operations to meet our financial obligations as they come due. However, for  the remainder of fiscal year 2010 (November 1, 2009 through January 31, 2010), our management had projected that cash flows from operations alone may not be sufficient to meet all of our financial obligations as they come due in the last quarter of fiscal year 2010. Based on this projection, we refinanced our Yuma and Albuquerque hotel properties during the last twelve months, netting enough cash for management to believe that we will meet all of our financial obligations as they come due during fiscal year 2010 and fiscal year 2011.

In addition, we have an established $850,000 line of credit, of which approximately $830,000 was available at October 31, 2009. Also, we are currently exploring the possibility of refinancing certain hotel properties.

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

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 58.6% for the nine months ended October 31, 2009, a decrease of 6.0% from the prior year same period. ADR decreased $8.21, or 10.1%, to $73.48. The decreases in ADR and reduced occupancy resulted in a decrease of $9.68, or 18.4%, in REVPAR to $43.06 from $52.74 in the prior year period. The decrease in occupancy is due to the downward trend in our economy causing less vacation and fewer business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE NINE MONTHS ENDED
	October 31,
	2009	2008
OCCUPANCY	58.6%	64.6%
AVERAGE DAILY RATE (ADR)	$73.48	$81.69
REVENUE PER AVAILABLE ROOM (REVPAR)	$43.06	$52.74

During each fiscal quarter of fiscal year 2010, each of these operating statistics has decreased as compared to the corresponding fiscal quarter in fiscal year 2009. No assurance can be given that the trends reflected in this data will improve or that occupancy, ADR or REVPAR will not continue to decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the current global recession to negatively affect our business through the end of this year. During calendar year 2010, we expect small improvements in occupancy and ADR during the first half of the year as compared to prior year periods, with more improvement in growth during the last half of the calendar year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2008

A summary of the operating results for the nine months ended October 31, 2009 and 2008 is:

	2009	2008	Change	% Change
Revenue	$13,086,525	$16,016,370	$(2,929,845)	(18.3)%
Operating Income	$9,983	$258,510	$(248,527)	(96.1)%
Total Expenses	$14,247,152	$16,890,016	$(2,642,864)	(15.6)%
Net Loss Attributable to Controlling Interest	$(632,513)	$(645,213)	$12,700	2.0%
Net Loss Per Share - Basic	$(0.07)	$(0.07)	$(0.00)	0.0%
Net Loss Per Share - Diluted	$(0.07)	$(0.07)	$(0.00)	0.0%

For the nine months ended October 31, 2009, our total revenue was $13.1 million, a decrease of $2.9 million, or 18.3%, compared with the prior year period of $16.0 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 19.7% to $10.8 million for the nine months ended October 31, 2009, from $13.4 million for the nine months ended October 31, 2008. Hotel operations, including Food and Beverage operations, experienced a significant decrease in revenues during the first nine months of fiscal year 2010 due to lower occupancy and increased rate pressure. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in our hotel business.

Total expenses of $14.2 million for the nine months ended October 31, 2009 decreased $2.6 million, or 15.6%, from the prior year period total of $16.9 million.  Total operating expenses of $13.1 million for the nine months ended October 31, 2009 decreased $2.7 million, or 17.0%, from the prior year period total of $15.8 million.  The majority of the hotel operating expenses decreased due to lower occupancy. Hotel property depreciation decreased $952,000 for the current nine-month period compared to the prior year nine-month period  due to the reclassification of the hotel properties from “held for sale” to “held and used” during the third quarter of fiscal year 2009, which resulted in additional depreciation expense recognized for prior periods during which depreciation had been suspended.

General and administrative expense was $2.2 million for the nine months ended October 31, 2009, a decrease of $288,000, or 11.4%, from the prior year period total of $2.5 million. The decrease was primarily due to reduced professional fees and salary expenses incurred by the Trust.

Total interest expense was $1.2 million for the nine months ended October 31, 2009, an increase of $38,000, or 3.4%, from the prior year period.  Mortgage interest expense was $1.2 million, an increase of $52,000, or 4.8%, from the prior year period.  The increase was primarily due to increased mortgage borrowings as a result of the refinancing of the Yuma hotel property.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2008

A summary of the operating results for the three months ended October 31, 2009 and 2008 is:

	2009	2008	Change	% Change
Revenue	$3,617,950	$4,245,129	$(627,179)	(14.8)%
Operating Loss	$(390,745)	$(2,390,268)	$1,999,523	83.7%
Total Expenses	$4,420,554	$7,007,470	$(2,586,916)	(36.9)%
Net Loss Attributable to Controlling Interest	$(522,200)	$(2,290,734)	$1,768,534	77.2%
Net Loss Per Share - Basic	$(0.06)	$(0.25)	$0.19	76.0%
Net Loss Per Share - Diluted	$(0.06)	$(0.25)	$0.19	76.0%

For the three months ended October 31, 2009, our total revenue was $3.6 million, a decrease of $627,000, or 14.8%, compared with the prior year period of $4.2 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 15.7% to $2.9 million for the three months ended October 31, 2009, from $3.4 million for the three months ended October 31, 2008. Hotel operations, including Food and Beverage operations, experienced a significant decrease in revenues during the third quarter of fiscal year 2010 due to lower occupancy and increased rate pressure. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in the hotel industry.

Total expenses were $4.4 million for the three months ended October 31, 2009, a decrease of $2.6 million, or 36.9%, from the prior year period total of $7.0 million. Total operating expenses were $4.0 million for the three months ended October 31, 2009, a decrease of $2.6 million, or 39.6%, from the prior year period total of $6.6 million. The majority of the hotel operating expenses decreased due to lower occupancy. Hotel property depreciation decreased $1.9 million for the current three-month period compared to the prior year three-month period  due to the reclassification of the hotel properties from “held for sale” to “held and used” during the third quarter of fiscal year 2009, which resulted in additional depreciation expense recognized for prior periods during which depreciation had been suspended.

General and administrative expense was $655,000 for the three months ended October 31, 2009, a decrease of $207,000, or 24.0%, from the prior year period total of $862,000. The decrease was primarily due to reduced professional fees and salary expenses incurred by the Trust.

Total interest expense was $412,000 for the three months ended October 31, 2009, an increase of $40,000, or 10.7%, from the prior year period.  Mortgage interest expense was $399,000, an increase of $42,000, or 11.8%, from the prior year period.  The increase was primarily due to increased mortgage borrowings as a result of the refinancing of the Yuma hotel property.

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

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2009	2008	2009	2008
Net Loss Attributable to Controlling Interest	$(632,513)	$(645,213)	$(522,200)	$(2,290,734)
Hotel Property Depreciation	1,460,517	2,412,974	478,212	2,377,983
Loss on Disposition of Hotels	1,100	31,493	410	65,306
Non-Controlling Interest Share of Depreciation and Loss on Dispositions	(320,526)	(566,923)	(104,014)	(558,716)
Funds from Operations	$508,578	$1,232,331	$(147,592)	$(406,161)

FFO decreased approximately $724,000 for the nine month period ended October 31, 2009, reflecting a decrease of 58.7% when compared to the prior year period. The decrease was primarily due to lower occupancies and room rates resulting in less revenue during the period.  FFO increased approximately $259,000 for the three month period ended October 31, 2009, reflecting an increase of 63.7% when compared to the prior year period.  The increase was primarily due to lower corporate-level expenses during the period.

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

We have principal of $189,523 due and payable for the remainder of fiscal year 2010 under mortgage notes payable. For the period between November 1, 2009 and October 31, 2010, we have principal of $805,404 due and payable under mortgage notes payable. We anticipate that current cash balances, future cash flows from operations and available credit will be sufficient to satisfy these obligations as they become due. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to negotiate additional credit facilities or issue debt instruments.

We have no principal due and payable for the remainder of fiscal year 2010 or thereafter under notes and advances payable to Mr. Wirth and his affiliates.

We entered into an agreement for an unsecured bank line of credit on August 18, 2006. Under the agreement, we could draw $750,000, bearing interest at prime plus 0.5%, with interest-only payments due monthly. During specified times over the duration of the line of credit, we were required to pay the line of credit down to zero and are unable to borrow against the line of credit for a period of 30 days.  The line of credit matured on May 18, 2008, was paid in full, and was replaced by an $850,000 revolving line of credit, as discussed below.

On March 3, 2008, we established an $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The line of credit, with an original maturity date of July 15, 2009, had no financial covenants and bore interest at Wall Street Journal prime. During the second quarter of fiscal year 2010, we extended the maturity date of the line of credit to June 30, 2010.  In addition, the extension agreement implemented an interest rate floor of 6.25%, which was the effective rate as of October 31, 2009, and granted additional security to the lender through a junior lien on the Yuma, Arizona property.  As of October 31, 2009,we had drawn $20,738 of the funds available under the line of credit.

During the third quarter of fiscal year 2010, we refinanced our mortgage note payable secured by the Albuquerque, New Mexico property.  The new mortgage note payable is $1.5 million, bears interest at 7.75% and matures on November 1, 2021.  The note is due in 144 monthly principal and interest installments of $16,032.  We used the $1.5 million to fully satisfy our $882,776 mortgage note payable secured by the property and received $617,224 in net cash proceeds from the refinancing.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties. As of October 31, 2009, $74,648 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2009, the Hotels spent $698,969 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $891,619 and $1,129,404 during the nine-month periods ended October 31, 2009 and October 31, 2008, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred. The Hotels also spent $296,297 and $379,121 during the three-month periods ended October 31, 2009 and July 31, 2008, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2009, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

ITEM 4(T). CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed in our Annual Report on Form 10-K, at January 31, 2009, management concluded that we had an entity-level material weakness related to certain of our employees who had incompatible responsibilities within our accounting systems.  Management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2009, based on the criteria described under Item 9A(T) of our Annual Report on Form 10-K for the year ended January 31, 2009, because we did not have evidence of effective processes to ensure that all journal entries and reconciliations were properly reviewed. For the period ended October 31, 2009, management implemented processes to document evidence of our controls and procedures which corrected the material weakness described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, our Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on September 10, 2002, August 18, 2005 and September 10, 2007, our Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, the Board of Trustees approved the purchase of up to 300,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on September 15, 2009, the Board of Trustees approved the purchase of up to 250,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended October 31, 2009, we acquired 317,194 Shares of Beneficial Interest in open market and privately-negotiated transactions at an average price of $1.34 per share.  We intend to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 52,667 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 – August 31, 2009	1,430	$1.38	1,430	118,431
September 1 – September 30, 2009	271,784	$1.34	271,784	196,647
October 1 – October 31, 2009	43,980	$1.37	43,980	52,667

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

INNSUITES HOSPITALITY TRUST

Dated:	December 1, 2009	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	December 1, 2009	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer