Form 10-K
period 2010-01-31
INNSUITES HOSPITALITY TRUST
filed 2010-04-21
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-7062

InnSuites Hospitality Trust
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-6647590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona	85020
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, including area code: (602) 944-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Shares of Beneficial Interest, without par value	NYSE Amex

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

Large Accelerated Filer ☐        Accelerated Filer  ☐             Non-Accelerated Filer  ☐        Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2009, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE Amex:  $3,597,391.

Number of Shares of Beneficial Interest outstanding as of April 9, 2010:  8,597,273.

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2010 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof)

PART I

Item 1.                      BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for nine hotels, and provides trademark license services for eleven hotels.  On January 31, 2010, the Trust owned a 71.41% sole general partner interest in the Partnership, which owned four InnSuites® hotels located in Arizona, New Mexico and southern California.  The Trust also owned one InnSuites® hotel located in Yuma, Arizona (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly owned subsidiary of the Trust, provides management services for the Hotels and four hotels owned by affiliates of James F. Wirth, the Trust’s Chairman, President and Chief Executive Officer.  InnSuites Hotels also provides trademark and licensing services to the Hotels, four hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.  The Trust has 366 employees.

The Hotels have an aggregate of 843 hotel suites and operate as moderate and full-service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth.  The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high-speed hard wired and wireless internet access and coffee makers in each studio or two-room suite.

The Trust believes that a significant opportunity for revenue growth and profitability will arise from the skillful management of the Trust’s Hotels or managed hotel properties for both increased occupancy and rates.  The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders.  The Trust seeks to achieve these objectives through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites® hotels and the “InnSuites Boutique Hotel Collection” brands in the southwestern region of the United States.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Positioning” for a more detailed discussion of the Trust’s strategic plans.

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

MANAGEMENT AND LICENSING CONTRACTS

In connection with the Trust’s relinquishment of its REIT income tax status in February 2004, the Trust no longer required the services of a separate management company. The Trust determined it was in its best interest to buy out the management contracts and licensing agreements in place with Suite Hospitality Management, Inc. (the “Management Company”) and directly manage the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels.

Under the management agreements, InnSuites Hotels provides the personnel for the Hotels, the expenses of which are reimbursed at cost, and manages the Hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels received 2.5% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for management services, plus $2,000 per month for accounting services, during fiscal years 2010 and 2009.   These agreements expire on January 31, 2011.  During the first eleven months of fiscal year 2010 and all of fiscal year 2009, InnSuites Hotels received 2.5% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for management services and an additional monthly accounting fee of $2,000. Effective for January 1, 2010, the management fees for these four hotels remain at 2.5% of room revenue and the annual accounting fee was adjusted to $27,000, payable $1,000 per month with an additional payment of $15,000 due at year end for annual accounting closing activities.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

InnSuites Hotels received 1.25% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal years 2010 and 2009, and will continue to receive this fee in fiscal year 2011.  The revenue and expenses related to these contracts have been eliminated in consolidation.  These agreements have no expiration date.  During the first eleven months of fiscal year 2010 and all of fiscal year 2009, InnSuites Hotels received 1.25% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark.  Effective January 1, 2010, the fees for hotels owned by affiliates of Mr. Wirth were amended to a per-room calculation, with fees equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the amount above 100 rooms. These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership.   InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2010 and 2009.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice.  InnSuites Hotels received 30% of revenues generated from reservations provided by InnSuites Reservation Center to the unrelated hotel in Oceanside, California in exchange for licensing services during fiscal year 2009.  This agreement had no expiration date and could be cancelled by either party with 30-days written notice. This agreement was cancelled May 1, 2008.

FRANCHISE AGREEMENTS

InnSuites Hotels has entered into franchise arrangements with Best Western International with respect to four of the Hotels.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party franchise agreements received significant reservations through the Best Western reservation system.  The Trust incurred $290,224 and $297,393 in total fees related to these agreements for the twelve months ended January 31, 2010 and 2009, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive.  The Trust expects the major challenge for fiscal year 2011 to be the overall economy and strong competition for all business in the markets in which it operates, which may affect the Trust’s ability to increase room rates while maintaining market share.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors have greater marketing and financial resources than the Trust.

Certain additional hotel property developments have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of the Hotels in their respective markets.

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

OTHER AVAILABLE INFORMATION

We also make available, free of charge, on our Internet website at www.innsuitestrust.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

Item 1A.  RISK FACTORS

Not required for smaller reporting companies.

Item 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

Item 2.                      PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020.  On January 31, 2010, the Partnership owned four Hotels and the Trust owned one Hotel.  All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels.  All of the Hotels operate in the following locations:

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

Item 4.                      RESERVED

PART II

Item 5.	MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST PURCHASES OF SHARES

The Trust’s Shares of Beneficial Interest are traded on the NYSE Amex under the symbol “IHT.” On April 9, 2010, the Trust had 8,597,273 shares outstanding and 450 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the NYSE Amex, as well as dividends declared thereon:

Fiscal Year 2010	High	Low	Dividends
First Quarter	1.53	0.79	—
Second Quarter	2.00	1.01	—
Third Quarter	1.40	1.00	—
Fourth Quarter	1.85	0.97	.01

Fiscal Year 2009	High	Low	Dividends
First Quarter	1.64	1.01	—
Second Quarter	1.59	1.00	—
Third Quarter	1.65	1.03	—
Fourth Quarter	1.40	0.46	.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2010 and 2009, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust has paid dividends each fiscal year since its inception in 1971.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2010, the Trust acquired 16,335 Shares of Beneficial Interest in open market transactions at an average price of $1.26 per share and 7,460 Shares of Beneficial Interest in a privately-negotiated transaction at a price of $1.25 per share. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Amex requirements.  The Trust remains authorized to repurchase an additional 378,872 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 – November 30, 2009	10,360	$1.30	10,360	42,307
December 1 – December 31, 2009	10,865	$1.20	10,865	31,442
January 1 – January 31, 2010	2,570	$1.34	2,570	378,872
Total	23,795		23,795

See Part III, Item 12 for a description of our equity compensation plans.

Item 6.                      SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2010, the InnSuites system included five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through franchise agreements with Best Western.  All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

Our operations consist of one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels.  In addition, we receive management fees, trademark license fees and reservation fees from four hotels owned by Mr. Wirth and his affiliates and trademark license fees from one hotel owned by a non-related third party.

Our results are significantly affected by occupancy and room rates at the Hotels, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.  Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins.  Supply of hotels has increased in the markets we operate, particularly in the Yuma, Arizona and Ontario, California markets.  Market demand has declined in the Tucson, Arizona market.  Either a further increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on the revenue of the Hotels in their respective markets.

Declining economic conditions, both generally and specifically in the travel industry, had a negative impact on our operations beginning late in fiscal year 2009 and through fiscal year 2010.  We do not anticipate significant improvement in these conditions during fiscal year 2011. We expect difficult overall economic conditions to result in continued reduced business and leisure travel and room rates, and therefore lower operating margins.  We expect the major challenge for fiscal year 2011 to be the continuation of strong competition for group and other business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.  We believe that we have positioned the hotels to remain competitive through selective refurbishment and by carrying a relatively large number of two-room suites at each location.

HOTEL PROPERTIES HELD FOR SALE

           We reclassified all of our hotel properties from “held for sale” to “held and used” in the third quarter ended October 31, 2008. Due to the economic conditions and credit market restraints at that time, the funds were not available to potential buyers to finance a purchase of one or more of our hotels. As a result of this reclassification, we recorded $1.9 million in depreciation expense during the third quarter of fiscal year 2009 that was previously suspended while the assets were “held for sale.”

We continue to seek qualified buyers for our hotels and/or our hotel system and will continue to migrate our primary business from a hotel owner to a hospitality service company providing trademark licensing and management services.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

The accounting policies that we believe are most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project hotel cash flows.  Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts in the event management is required to test the asset for recoverability of its carrying value under guidance codified in ASC Topic 360-10-35 related to accounting for the impairment or disposal of long-lived assets.  If the carrying amount of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset.  Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions and committed future bookings.  See “– Critical Accounting Policies and Estimates” below.

At January 31, 2010 and 2009, we owned a 71.41% and 70.94%, respectively, interest in four of the Hotels through our sole general partner’s interest in the Partnership and owned a 99.9% interest in one Hotel.  We purchased 62,207 and 36,911 Partnership units during the years ended January 31, 2010 and 2009, respectively.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  In fiscal year 2010, occupancy decreased 5.93% to 56.49% from 62.42% in the prior year.  ADR decreased by $7.19 to $73.36 in fiscal year 2010 from $80.55 in fiscal year 2009, which resulted in a decrease in REVPAR of $8.84 to $41.44 in fiscal year 2010 from $50.28 in fiscal year 2009.  The decreased occupancy and rates reflect the softened economy and travel industry during fiscal year 2010.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2010	2009

Occupancy	56.49%	62.42%

Average Daily Rate (ADR)	$ 73.36	$ 80.55

Revenue Per Available Room (REVPAR)	$ 41.44	$ 50.28

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

Results of Operations of the Trust for the year ended January 31, 2010 compared to the year ended January 31, 2009.

Overview

A summary of operating results for the fiscal years ended January 31, 2010 and 2009 is:

	2010	2009	Change	% Change
Revenue	$16,924,494	$20,391,835	$(3,467,341)	(17.0)%
Operating Income (Loss)	$(247,794)	$274,487	$(522,281)	>(100.0)%
Net Loss	$(1,061,419)	$(630,526)	$(430,893)	(68.3)%
Loss Per Share – Basic	$(0.12)	$(0.07)	$(0.05)	(71.4)%
Loss Per Share – Diluted	$(0.12)	$(0.07)	$(0.05)	(71.4)%

Our overall results in fiscal year 2010 were negatively affected by the challenging overall economic environment and the hospitality industry in particular.

For the twelve months ended January 31, 2010, we had total revenue of $16.9 million compared to $20.4 million for the twelve months ended January 31, 2009, a decrease of approximately $3.5 million. This decrease in total revenue is primarily due to lower occupancies and rates at the Hotels, resulting in decreased room revenues. During fiscal year 2011, we expect reduced occupancy and revenue levels to continue. Total expenses of $18.7 million for the twelve months ended January 31, 2010 reflects a decrease of approximately $2.9 million compared to total expenses of $21.6 million for the twelve months ended January 31, 2009.  The decrease was primarily due to recording deferred depreciation on assets previously classified as “held for sale” of $1.9 million in the third quarter of fiscal year 2009, but recording no such depreciation expense in fiscal year 2010, and reduced operating expenses as a result of lower business levels.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services.  General and administrative expenses of $2.9 million for the twelve months ended January 31, 2010 represented a decrease of $497,000, or 14.6%, from the prior year total of $3.4 million.  The decrease resulted primarily from lower overhead costs, specifically payroll and professional expenses, and lower hotel-level costs as a result of lower business levels.

Total operating expenses for the twelve months ended January 31, 2010 were $17.2 million, a decrease of approximately $2.9 million, or 14.6%, from $20.1 million in the twelve months ended January 31, 2009.  The decrease was primarily due to recording deferred depreciation on assets “held for sale” of $1.9 million in the third quarter of fiscal year 2009, but recording no such depreciation expense in fiscal year 2010, and reduced operating expenses as a result of lower business levels.

Total interest expense for the twelve months ended January 31, 2010 was $1.6 million compared to $1.5 million in the prior year, an increase of $57,000, or 3.8%, due primarily to higher mortgage debt levels after the refinance of the Yuma property at the end of fiscal year 2009. Interest on mortgage notes payable for the twelve months ended January 31, 2010 was $1.5 million, an increase of $80,000, or 5.5%, from $1.5 million in the twelve months ended January 31, 2009. The increase is primarily due to higher mortgage debt levels after the refinance of the Yuma property at the end of fiscal year 2009.  Interest on notes payable to banks decreased $22,000, or 70.6%, to $9,000 from $30,000 during the years ended January 31, 2010 and 2009, respectively. The decrease is due to less borrowings on our lines of credit as a result of the liquidity provided by the Yuma and Albuquerque mortgage refinancings.

Hotel property depreciation for the twelve months ended January 31, 2010 was $1.9 million, a decrease of approximately $979,000 from $2.9 million in the twelve months ended January 31, 2009.  The decrease was due to the recording of $1.9 million of deferred depreciation on assets previously classified as “held for sale” when they were reclassified to “held and used” in the third quarter of fiscal 2009.

We had a consolidated net loss before income taxes of $1.8 million for the twelve months ended January 31, 2010, compared to $1.2 million in the prior year.  After deducting the loss allocated to the minority interest of $698,270 and adding the income tax benefit of $35,828, we had a net loss attributable to controlling interests of approximately $1.1 million for fiscal year 2010, which represented approximately $431,000 in additional net loss attributable to controlling interests as compared to the twelve months ended January 31, 2009.  Basic and diluted net loss per share was $(0.12) for the twelve months ended January 31, 2010, compared to $(0.07) for fiscal year 2009.   The change from the prior year is primarily attributable to reduced business levels at the hotel properties.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels, both of which decreased from fiscal year 2009 to 2010, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors negatively impact hotel room demand and pricing, which reduces our profit margins on rented suites.

In past years, we have relied on our cash flows from operations to meet our financial obligations as they come due. For  the remainder of fiscal year 2011 (April 1, 2010 through January 31, 2011), our management has projected that cash flows from operations alone may not be sufficient  to meet all of our financial obligations as they become due during  fiscal year 2011. Based on this projection, we began the process of refinancing our Yuma hotel property, bringing in enough cash for management to believe that we will now meet all of our financial obligations as they become due during fiscal 2011. The new loan, for an additional $1 million on Yuma, closed in mid April 2010, resulting in net proceeds to us of $975,000

With the proceeds from the new loan on Yuma, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due. In the event that our cash on hand is insufficient to meet all of our obligations during fiscal 2011, we have an established $350,000 line of credit with Sonoran Bank that is available if additional funds are needed.  In addition, due to the economy, our management has analyzed other strategic options available to us, including the refinancing of another property or raising additional funds through equity financing.

We anticipate a possible continuation of the weak overall economic situation that negatively affected results in fiscal year 2011, which could result in continued increased competition for business and leisure travel.  Challenges in fiscal year 2011 are expected to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by operating activities totaled $449,000 and $1.2 million for the years ended January 31, 2010 and 2009, respectively.  The decrease in fiscal year 2010 compared to fiscal year 2009 was due to reduced business levels and rates at the hotel properties, reflecting the slow economy and its impact on the travel industry.

Net cash used in investing activities totaled $(861,000) and $(1.2) million for the years ended January 31, 2010, and 2009, respectively. The decrease in 2010 as compared to 2009 was due to decreased spending on capital improvements.

Net cash used in financing activities totaled $(323,000) for the year ended January 31, 2010 and net cash provided by financing activities was $900,000 for the year ended January 31, 2009.  The decreases year to year were primarily due to the mortgage refinance of the Yuma hotel property during fiscal year 2009.

As of January 31, 2010, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of January 31, 2010, $81,421 was held in these accounts and is reported on our Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2010 and 2009, the Hotels spent approximately $876,000 and $1.3 million, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives. Depreciation was suspended on the Hotel’s capitalized assets between August 1, 2007 until August 1, 2008 while the Hotels were classified as “held for sale.” We plan to spend approximately $550,000 for capital expenditures in fiscal year 2011.  The Hotels also spent approximately $1.2 million and $1.4 million during fiscal years 2010 and 2009, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

We have minimum debt payments of $992,000 and $8.4 million due during fiscal years 2011 and 2012, respectively. On March 3, 2008, we established an $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The new line of credit matured in July 2009, at which time the Trust extended the term.  The line of credit has no financial covenants, bears interest at Wall Street Journal prime and has an interest floor of 6.25% (which was the effective rate as of January 31, 2010) and matures on June 30, 2010.  As of January 31, 2010, we had drawn $110,137 of the funds available under the line of credit.  We plan to renew our bank line of credit when it matures during fiscal year 2011.  To provide additional liquidity during fiscal year 2010 and for fiscal year 2011, the Trust refinanced its mortgage note payable on the Albuquerque property in October 2009, resulting in net proceeds of $617,000.

As of January 31, 2010, we had mortgage notes payable of $21.9 million outstanding with respect to the Hotels, $646,000 in secured promissory notes outstanding to unrelated third parties arising from the Share of Beneficial Interest and Partnership unit repurchases, and no principal due and payable under notes and advances payable to Mr. Wirth and his affiliates.

Management believes that cash on hand, available funds on its bank line of credit and future cash receipts from operations in fiscal year 2011 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months.

We may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that 2008 may have been the high point of the current hotel industry cycle and further determined it was appropriate at that time to classify the five Hotels owned by the Trust as “Held for Sale.” We began actively seeking buyers for our properties.  We engaged the services of several hotel brokers and began independently advertising our Hotels for sale. On August 1, 2008, the Trust reclassified its hotel properties from “held for sale” to “held and used.” After one year of efforts, we failed to find any qualified buyers for our hotel properties. As a result of this reclassification, we recorded $1.9 million in depreciation expense that was previously suspended during the period in which the assets were classified as “held for sale.” We continue to independently advertise our Hotels for sale.

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. We began our long-term corporate strategy when we relinquished our REIT income tax status in January 2004, which had previously prevented us from providing management services to hotels. In June 2004, we acquired our trademark license and management agreements and began providing management, trademark and reservations services to our Hotels. In July 2007, the Board of Trustees voted to list and/or present for sale all five of our hotel properties.

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of January 31, 2010
Hotel Property	Book Value	Mortgage Balance	Listed Terms Sales Price
Albuquerque	$1,512,695	$1,487,270	$5,900,000
Ontario	6,495,335	7,765,740	19,900,000
Tucson Oracle	4,602,841	2,898,601	12,400,000
Tucson City Center	8,188,997	5,755,343	10,800,000
Yuma	5,922,964	4,000,000	12,650,000
Totals	$26,722,832	$21,906,954	$61,650,000

There is no assurance that the listed sales price for the individual hotel properties will be realized, however our management believes that these sales prices are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part and may in the future result in our changing one or all of the sales prices.

We provide trademark licensing, management, reservation and advertising services to all the hotel properties listed above and expect to continue the trademark licensing services, which includes the reservation and advertising services, and/or continue the management services, which also includes the reservation and advertising services, after the Hotels are sold. If any or all of these hotel properties are sold, our future management and/or licensing fees could be reduced if the purchaser did not continue to retain InnSuites Hotels to provide those services. In the past, when we have sold hotel properties to unrelated third parties, we have continued to provide management and/or trademark licensing and reservation services after a sale, although there can be no assurance that we will be able to successfully do so in the future.

As part of the Board study for 2008-2009, greater emphasis has been placed on priority for additional management, trademark and reservations fee income. We have determined that it is easier to sell management contracts when the trademark services are also provided.  As part of the emphasis on trademark services, we have developed two trademark packages. The first is the “Traditional InnSuites Hotels & Suites” regional package and the second is the “InnSuites Boutique Hotel Collection,” which now includes four affiliate hotels managed by us.  Sales and marketing are being handled internally.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2008, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During fiscal year 2010, we acquired 73,275 Shares of Beneficial Interest in open market transactions at an average price of $1.35 per share and 372,836 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.39 per share.  Also, we acquired 62,207 RRF Limited Partnership Units at an average price of $1.70 per unit. We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments, legal contingencies incurred in the normal course of business and employment contracts for key employees, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements.  See “– Accounting Matters” below for a discussion of new accounting interpretations with respect to variable interest entities and the impact of such interpretations on us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. FASB has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, we review the carrying value of our hotel properties.  We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value.  In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods.  In cases where we do not expect to recover the carrying cost of hotel properties “held for sale,” we will reduce the carrying value to the sales price less costs to sell.  We did not recognize impairment loss in fiscal years 2010 or 2009.  As of January 31, 2010, our management does not believe that the carrying values of any of its hotel properties are impaired.

ACCOUNTING MATTERS

In June 2009, FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). The Codification is effective for interim and annual reporting periods ending after September 15, 2009. We adopted Statement of Financial Accounting Standards No. 168 (codified in ASC Topic 105) on August 1, 2009, which did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued guidance, codified in ASC Topic 855-10-50, on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this guidance during the second quarter of 2009, and its application had no impact on our consolidated financial statements.

In December 2007, the FASB issued guidance, codified in ASC Topic 810-10-45, on accounting and reporting of non-controlling interests in consolidated financial statements. This guidance requires the noncontrolling interest to be separately presented as a component of shareholders’ equity.  Effective February 1, 2009, we adopted this guidance and it was applied retroactively to fiscal year 2009.

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast or faster than inflation.  Room rates declined in the most recent fiscal year ended January 31, 2010.

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

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in governmental regulations, including federal income tax laws and regulations;
•	increased competition resulting from further increases in supply or reductions in demand;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters; and
•	loss of key personnel.

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

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III – Real Estate and Accumulated Depreciation	34

Schedule IV – Mortgage Loans on Real Estate	37

All other schedules are omitted, as the information is not required or is otherwise furnished.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees of
InnSuites Hospitality Trust

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements and financial statement schedules listed in Item 15(a) are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP
Scottsdale, Arizona
April 20, 2010

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2010	JANUARY 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$406,385	$1,141,520
Restricted Cash	81,421	96,262
Accounts Receivable, including $179,818 and $32,295 from related parties and net of Allowance for Doubtful Accounts of $39,000 and $34,000, as of January 31, 2009 and 2010, respectively	439,167	510,942
Prepaid Expenses and Other Current Assets	495,537	537,921
Total Current Assets	1,422,510	2,286,645
Hotel Properties, net	26,722,832	27,750,525
Property, Plant and Equipment, net	177,183	209,896
Deferred Finance Costs and Other Assets	151,791	189,738
TOTAL ASSETS	$28,474,316	$30,436,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,846,455	$1,769,735
Notes Payable to Banks	110,137	—
Current Portion of Mortgage Notes Payable	826,249	831,793
Current Portion of Other Notes Payable	165,326	20,201
Total Current Liabilities	2,948,167	2,621,729
Mortgage Notes Payable	21,080,705	21,238,772
Other Notes Payable	480,553	65,575

TOTAL LIABILITIES	24,509,425	23,926,076

COMMITMENTS AND CONTINGENCIES (SEE NOTE 16)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,605,426 and 9,015,536 shares issued and outstanding at January 31, 2010 and 2009, respectively	15,903,170	17,184,251
Treasury Stock, 8,181,323 and 7,771,212 shares held at January 31, 2010 and 2009, respectively	(11,368,630)	(10,800,563)
TOTAL TRUST SHAREHOLDERS’ EQUITY	4,534,540	6,383,688
NON-CONTROLLING INTEREST	(569,649)	127,040
TOTAL SHAREHOLDERS’ EQUITY	3,964,891	6,510,728
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,474,316	$30,436,804

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED JANUARY 31,
	2010	2009
REVENUE
Room	$12,751,208	$15,514,709
Food and Beverage	873,678	1,194,069
Telecommunications	13,369	22,039
Other	294,940	350,709
Management and Trademark Fees, including $337,570 and $397,199 from related parties for 2010 and 2009, respectively	343,089	410,366
Payroll Reimbursements from Related Parties	2,648,210	2,899,943

TOTAL REVENUE	16,924,494	20,391,835

OPERATING EXPENSES
Room	3,423,816	4,070,606
Food and Beverage	766,564	977,756
Telecommunications	44,013	56,430
General and Administrative	2,917,205	3,414,546
Sales and Marketing	1,318,508	1,317,123
Repairs and Maintenance	1,212,838	1,358,918
Hospitality	726,047	817,024
Utilities	1,175,443	1,164,154
Hotel Property Depreciation	1,934,227	2,913,328
Real Estate and Personal Property Taxes, Insurance and Ground Rent	995,101	1,110,950
Other	10,316	16,570
Payroll Costs Related to Management Contracts	2,648,210	2,899,943

TOTAL OPERATING EXPENSES	17,172,288	20,117,348
OPERATING INCOME (LOSS)	(247,794)	274,487
Interest Income	12,291	2,604
TOTAL OTHER INCOME	12,291	2,604
Interest on Mortgage Notes Payable	1,531,708	1,451,882
Interest on Notes Payable to Banks	8,962	30,493
Interest on Notes Payable and Advances Payable to Related Parties	—	10,313
Interest on Other Notes Payable	19,344	10,756
TOTAL INTEREST EXPENSE	1,560,014	1,503,444
CONSOLIDATED LOSS BEFORE INCOME TAX BENEFIT (PROVISION)	(1,795,517)	(1,226,353)
Income Tax Benefit (Provision)	35,828	(34,692)
CONSOLIDATED NET LOSS	$(1,759,689)	$(1,261,045)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(698,270)	(630,519)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,061,419)	$(630,526)
NET LOSS PER SHARE – Basic and Diluted	$(0.12)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	8,825,931	9,069,760
CASH DIVIDENDS PER SHARE	$0.01	$0.01
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2010 and 2009

	Controlling Interest	Non-Controlling Interest	Total
BALANCE, JANUARY 31, 2008	$7,403,193	$761,219	$8,164,412
Net Loss	(630,526)	(630,519)	(1,261,045)
Dividends	(90,537)	—	(90,537)
Purchase of Treasury Stock	(293,710)	—	(293,710)
Shares of Beneficial Interest issued for Services Rendered	39,240	—	39,240
Purchase of Partnership Unites above Carrying Value	(40,736)	(7,248)	(47,984)
Reallocation of Non-Controlling Interests	(3,236)	3,588	352

BALANCE, JANUARY 31, 2009	6,383,688	127,040	6,510,728
Net Loss	(1,061,419)	(698,270)	(1,759,689)
Dividends	(85,704)	—	(85,704)
Purchase of Treasury Stock	(618,092)	—	(618,092)
Shares of Beneficial Interest issued for Services Rendered	23,400	—	23,400
Purchase of Partnership Unites above Carrying Value	(103,694)	(2,058)	(105,752)
Reallocation of Non-Controlling Interests	(3,639)	3,639	—

BALANCE, JANUARY 31, 2010	$4,534,540	$(569,649)	$3,964,891

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,759,689)	$(1,261,045)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	23,400	39,240
Provision for Uncollectible Receivables	50,436	30,575
Hotel Property Depreciation	1,934,227	2,913,328
Loss on Disposal Sale of Hotel Property	2,452	31,493
Amortization of Deferred Loan Fees	62,908	28,541
Changes in Assets and Liabilities:
Prepaid Expenses and Other Assets	37,077	(78,984)
Accounts Receivable	21,339	121,761
Accounts Payable and Accrued Expenses	76,720	(637,999)
NET CASH PROVIDED BY OPERATING ACTIVITIES	448,870	1,186,910

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from Disposition of Hotel Properties	—	1,400
Improvements and Additions to Hotel Properties	(876,273)	(1,292,668)
Change in Restricted Cash	14,841	46,233
NET CASH USED IN INVESTING ACTIVITIES	(861,432)	(1,245,035)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	(19,654)	(62,173)
Principal Payments on Mortgage Notes Payable	(1,663,611)	(1,703,847)
Net Proceeds from Refinancings of Mortgage Notes Payable	1,500,000	4,000,000
Payments on Notes Payable to Banks	(4,916,018)	(4,406,003)
Borrowings on Notes Payable to Banks	5,026,155	3,656,003
Repurchase of Partnership Units	(98)	(494)
Repurchase of Treasury Stock	(101,732)	(252,201)
Payment of Dividends	(85,704)	(90,537)
Payments on Notes and Advances Payable to Related Parties	—	(878,633)
Borrowings on Notes and Advances Payable to Related Parties	—	824,000
Payments on Other Notes Payable	(61,911)	(186,168)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(322,573)	899,947

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(735,135)	841,822

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,141,520	299,698

CASH AND CASH EQUIVALENTS AT END OF YEAR	$406,385	$1,141,520

See Note 15 for Supplemental Cash Flow Disclosures
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2010 and 2009

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) owns, as of January 31, 2010, directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the tradename “InnSuites Hotels.”

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”) and owned 71.41% and 70.94% of the Partnership as of January 31, 2010 and 2009, respectively.  The Trust’s weighted average ownership for the years ended January 31, 2010 and 2009 was 71.26% and 70.78%, respectively.  The Partnership owns four of the hotel properties and incurs the related expenses.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005.

Under the management agreements, InnSuites Hotels provides the personnel for the Hotels, the expenses of which are reimbursed at cost, and manages the Hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.  InnSuites Hotels received 2.5% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for management services, plus $2,000 per month for accounting services, during fiscal years 2010 and 2009.   These agreements expire on January 31, 2011.  During the first eleven months of fiscal year 2010 and all of fiscal year 2009, InnSuites Hotels received 2.5% of room revenue from the four hotels owned by affiliates of Mr. Wirth, who is CEO of the Trust, in exchange for management services and an additional monthly accounting fee of $2,000. Effective January 1, 2010, the management fees for these four hotels remain at 2.5% of room revenue and the annual accounting fee was adjusted to $27,000, payable $1,000 per month with an additional payment of $15,000 due at year end for annual accounting closing activities.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

InnSuites Hotels received 1.25% of room revenue from the Hotels owned by the Partnership and the Trust in exchange for use of the “InnSuites” trademark during fiscal years 2010 and 2009, and will continue to receive this fee in fiscal year 2011.  The revenue and expenses related to these contracts have been eliminated in consolidation.  These agreements have no expiration date.  During the first eleven months of fiscal year 2010 and all of fiscal year 2009, InnSuites Hotels received 1.25% of room revenue from the four hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark.  Effective January 1, 2010, the fees for hotels owned by affiliates of Mr. Wirth were amended to a per-room calculation, with fees equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the amount above 100 rooms. These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership.   InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2010 and 2009.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice.  InnSuites Hotels received 30% of revenues generated from reservations provided by InnSuites reservation center to the unrelated hotel in Oceanside, California in exchange for licensing services during fiscal year 2009.  This agreement had no expiration date and could be cancelled by either party with 30-days written notice. This agreement was cancelled May 1, 2008.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B.  Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit shall be convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  As of January 31, 2010 and 2009, 369,391 and 431,598 Class A limited partnership units were issued and outstanding representing 2.80% and 3.27%, respectively, of the total partnership units. Additionally, as of both January 31, 2010 and 2009, 3,407,938 Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 25.8% as of January 31, 2010 and 2009, of the total partnership units. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,777,329 Shares of Beneficial Interest of the Trust.  As of January 31, 2010 and 2009, the Trust owns 9,434,188 and 9,371,981 general partner units in the Partnership, representing 71.41% and 70.94%, respectively, of the total partnership units. The Trust purchased 62,207 and 36,911 Partnership units during the year ended January 31, 2010 and 2009, respectively, at an average price of $1.70 and $1.30 per unit, respectively.

LIQUIDITY

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels, both of which decreased from fiscal year 2009 to 2010, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors negatively impact hotel room demand and pricing, which reduces our profit margins on rented suites.

In past years, we have relied on our cash flows from operations to meet our financial obligations as they come due. For  the remainder of fiscal year 2011 (through January 31, 2011), our management has projected that cash flows from operations alone may not be sufficient  to meet all of our financial obligations as they become due during fiscal year 2011. Based on this projection, we began the process of refinancing the mortgage loan obligations on our Yuma hotel property. The new mortgage loan, for an additional $1 million on Yuma, closed in April 2010, and resulted in the Trust receiving net proceeds of $975,000.  See Note 18 – “Subsequent Events.”

With the proceeds from the new mortgage loan on Yuma, management believes that the Trust will have be able to meet its financial obligations as they become due. In the event that our cash on hand is insufficient to meet all of our obligations during fiscal 2011, we have an established $350,000 line of credit with Sonoran Bank that is available if additional funds are needed.  In addition, due to the continuing difficulties in the United States economy, the Trust’s management is considering other strategic options available to us, including the refinancing of another property or raising additional funds through equity financing.

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

In August 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which required non-controlling interests to be separately presented as a component of shareholders’ equity on the condensed consolidated statement of equity.  Effective February 1, 2009, we adopted this guidance.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries.  The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows.  Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and estimates of future cash flows used to test a long-lived asset for recoverability and the fair values of the long-lived assets.

PROPERTY, PLANT AND EQUIPMENT, HOTEL PROPERTIES AND HOTEL PROPERTIES HELD FOR SALE

Property, plant, and equipment and hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.  Hotel properties “held for sale” are stated at cost, less accumulated depreciation as of the date that they were determined to be “held for sale.”  Depreciation expense is suspended on the hotel properties “held for sale.”  As of January 31, 2010, the Trust did not have any properties classified as “held for sale.”

Management applies guidance issued by FASB, codified in ASC Topic 360-10-35, to determine when it is required to test an asset for recoverability of its carrying value.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets.  In the decision-making process to determine fair value of long-lived assets and to test an asset for impairment, third party property appraisals are used as one of the indicators (benchmarks) to determine the necessity for testing for impairment.  Other indicators include a drop in the performance of a long-lived asset, a decline in the hospitality industry and a decline in the economy.  Third party property appraisals are useful because they consider historical occupancy and average rate levels in determining fair value.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no impairment of long-lived assets exists as of fiscal year ended 2010 and 2009.

 CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value.

RESTRICTED CASH

Restricted cash consists of amounts held in reserve by lenders to fund capital improvements to the properties.  The carrying amount approximates fair value.

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees, and other revenue are recognized as earned as services are provided and items are sold.  Payroll reimbursements are recorded as the Trust provides its personnel to the hotels under management and are not netted with the corresponding payroll expense.  Sales taxes collected are excluded from gross revenue.

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

The amounts charged to the allowance for doubtful accounts are as follows for the years ended January 31:

	Balance at the
	Beginning of	Charged to		Balance at the
Year	Year	Expense	Deductions	End of Year
2009	$29,470	30,575	(26,004)	$34,041
2010	$34,041	50,436	(45,409)	$39,068

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 17: “Stock Option Plan.”  Restricted shares are measured based on the fair market value of the underlying shares on the date of grant.  We use the straight-line attribution method to recognize share-based compensation over the service period of the award.

For both fiscal year 2010 and 2009, the Trust has paid the annual fees due to its Trustees using Shares of Beneficial Interest issued from treasury stock.  Upon issuance, the Trust reclassifies the shares from held in treasury to outstanding.  The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of issuance and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2010, the Trust granted restricted stock awards of 36,000 Shares to members of the Board of Trustees.  These shares will vest in equal monthly amounts during the twelve month period ending January 31, 2011.  As such, the Trust will recognize share-based compensation expense of $48,600 in fiscal year 2011.  No stock-based compensation expense was recognized during fiscal year 2010 related to this grant.

During fiscal year 2009, the Trust granted restricted stock awards of 72,000 Shares to members of the Board of Trustees.  In fiscal year 2010, 36,000 of these shares vested in equal monthly amounts resulting in stock-based compensation of $23,400.  In fiscal year 2009, 36,000 of these shares vested over a ten-month period at 10% per month from March 2008 through December 2008 resulting in stock-based compensation expense of $39,240.

The following table summarizes restricted share activity during fiscal years 2009 and 2010.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance at January 31, 2008	—	—
Granted	72,000	$0.87
Vested	(36,000)	$1.09
Forfeited	—	—
Balance of unvested awards at January 31, 2009	36,000	$0.65
Granted	36,000	$1.35
Vested	(36,000)	$0.65
Forfeited	—	—
Balance of unvested awards at January 31, 2010	36,000	$1.35

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions, paid to repurchase the shares.  Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against common stock as an adjustment to additional paid in capital.

INCOME TAXES

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

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2010 and 2009, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

NON-CONTROLLING INTEREST

The Trust accounts for non-controlling interest in accordance with guidance issued by FASB and codified in ASC Topic 810.

Non-controlling interest in the Partnership represents the limited partners’ proportionate share of the capital and earnings of the Partnership.  Income or loss is allocated to the minority interest based on its weighted average ownership percentage in the Partnership throughout the period, and capital is allocated based on its ownership percentage at year-end.  Any difference is recorded as a reallocation of non-controlling interest as a component of shareholders’ equity.

INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per Share of Beneficial Interest have been computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the periods.

For the twelve months ended January 31, 2010 and 2009, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,797,269 and 3,860,815 in addition to the basic shares outstanding for fiscal year 2010 and 2009, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units were anti-dilutive during both fiscal year 2010 and 2009 and are excluded from the calculation of diluted earnings per share for those years and no reconciliation of basic earnings per share to diluted earnings per share.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that owns five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust has a concentration of assets in the southern Arizona market.  In the markets in which the Trust operates, particularly in the Yuma, Arizona and Ontario, California markets, supply has increased. In the Tucson, Arizona market, demand has declined.  Either a further increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on the revenue of the Hotels in their respective markets.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $907,000 and $810,000 for the years ended January 31, 2010 and 2009, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies.  Due to their short maturities, cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable to banks are carried at cost, which reasonably approximates fair value.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued guidance, codified in ASC Topic 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Accordingly, fair value measurements should be determined based on the assumptions that market participants would use in pricing an asset or liability. In February 2008, the FASB partially deferred the effective date of this guidance to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, the Trust adopted those applicable provisions on February 1, 2009, which did not have a material impact on the Trust’s financial position or results of operations.

In June 2009, FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification is topically based with topics organized by ASC number and updated with Accounting Standards Updates (“ASUs”). The Codification is effective for interim and annual reporting periods ending after September 15, 2009. The Trust adopted Statement of Financial Accounting Standards No. 168 (codified in ASC Topic 105) in its third quarter ended October 31, 2009, which did not have a material impact on the Trust’s financial position or results of operations.

3.   PROPERTY, PLANT, AND EQUIPMENT, HOTEL PROPERTIES

As of January 31, property, plant and equipment consisted of the following:

	2010	2009
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	342,930	291,018
Total property, plant and equipment	425,597	373,685
Less accumulated depreciation	(248,414)	(163,789)
Property, Plant and Equipment, net	$177,183	$209,896

As of January 31, and the hotel properties consisted of the following:

	2010	2009
Land	$2,817,515	$2,817,515
Building and improvements	34,260,699	33,964,259
Furniture, fixtures and equipment	4,783,497	4,516,551
Work in progress	44,142	3,950
Total hotel properties	41,905,853	41,302,275
Less accumulated depreciation	(15,183,021)	(13,551,750)
Hotel properties, net	$26,722,832	$27,750,525

The Trust classified its five Hotels as “Held for Sale” as of August 1, 2007, which is part of the Trust’s long-term strategic plan to migrate the focus of the Trust’s primary business from a hotel owner to a hospitality service company by expanding its trademark license, management, reservation and advertising services. On August 1, 2008, the Trust reclassified its five Hotels from “Held for Sale” to “Held and Used.” As a result of this reclassification, the Trust recorded approximately $1.9 million of depreciation expense in the year ended January 31, 2009 that had been suspended through August 1, 2008.

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at face value and expect to be consumed within one year. As of January 31, 2010 and 2009, prepaid expenses and other current assets consisted of the following:

	2010	2009
Prepaid Insurance	$73,386	$188,640
Tax and Insurance Escrow	357,726	303,872
Other Prepaid Expenses and Current Assets	64,425	45,409
Total Prepaid Expenses and Current Assets	$495,537	$537,921

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of January 31, 2010 and 2009, accounts payable and accrued liabilities consisted of the following:

	2010	2009
Accounts Payable	$378,143	$340,538
Accrued Salaries and Wages	390,229	360,830
Accrued Vacation	248,623	205,936
Sales Tax Payable	149,470	154,971
Accrued Interest Payable	87,726	88,585
Advanced Customer Deposits	137,491	147,455
Income Tax Liability	—	61,355
Accrued Property Taxes	247,219	174,687
Accrued Land Lease	85,825	101,454
Accrued Other	121,729	133,924
Total Accounts Payable and Accrued Liabilities	$1,846,455	$1,769,735

6.  MORTGAGE NOTES PAYABLE

At January 31, 2010, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from May 11, 2011 to November 1, 2021.  Weighted average interest rates on the mortgage notes payable for the years ended January 31, 2010 and 2009 were 6.65% and 7.94%, respectively.

The following table summarizes the Trust’s mortgage notes payable as of January 31:

	2010	2009
Mortgage note payable, due in interest only monthly payments of $23,333 at an interest rate of 7.0% per year, through December 30, 2013, plus a balloon payment of $4,023,333 in December 2013, secured by the Yuma property with a carrying value of $5.9 million at January 31, 2010.	$4,000,000	$4,000,000

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through May 1, 2016, secured by the Tucson Oracle property with a carrying value of $4.6 million at January 31, 2010.	2,898,601	3,236,741

Mortgage note payable, due in monthly installments of $71,141, including interest at 8.28% per year, through May 11, 2011, plus a balloon payment of $7,550,198 in May 2011,secured by the Ontario property with a carrying value of $6.5 million at January 31, 2010.	7,765,740	7,958,765

Mortgage note payable, due in monthly installments of $15,858, including interest at 8.875% per year, through September 1, 2015, secured by the Albuquerque property. Note was paid in full by refinancing the property October 2, 2009.	—	954,984

Mortgage note payable, due in monthly installments of $16,032, including interest at 7.75% per year, through November 1, 2021, secured by the Albuquerque with a carrying value of $1.5 million at January 31, 2010. At the discretion of the lender, the interest rate can be increased to the market rate, as determined by lender, on November 1, 2014.	1,487,270	—

Mortgage note payable, due in variable monthly installments ($29,776 as of January 31, 2010) including interest at prime rate (3.25 % as of January 31, 2010), through January 28, 2015, plus a balloon payment of $4,874,599 in January 2015, secured by the Tucson St. Mary’s property with a carrying value of $8.2 million at January 31, 2010.	5,755,343	5,920,075

Totals	$21,906,954	$22,070,565

Both the Partnership and the Trust are guarantors of the mortgage notes payable secured by the hotel properties.

Mr. Wirth and certain of his affiliates have guaranteed 100% of the Tucson St. Mary’s mortgage note payable of $5,755,343 and $5,920,075 as of January 31, 2010 and 2009, respectively.

Subsequent to the end of fiscal year 2010, the Trust increased its mortgage note payable secured by its Yuma property by $1,000,000.  See Note 18 – “Subsequent Events.”

On October 2, 2009, the Trust refinanced the Albuquerque property with a mortgage note of $1,500,000. The proceeds from the mortgage note were used to pay in full the previous mortgage note on the Albuquerque property of $883,000 and to establish reserves for future operating needs.

On December 30, 2008, the Trust refinanced the Yuma property with a mortgage note of $4,000,000. The proceeds from the mortgage note were used to pay in full the previous mortgage note on the Yuma property of $760,000, pay down other debt, pay down trade payables, prepay insurance premiums and to establish reserves for future operating needs.

See Note 10 – “Minimum Debt Payments” for scheduled minimum payments.

7.  NOTES PAYABLE TO BANKS

On August 18, 2006, the Trust entered into an agreement for an unsecured bank line of credit. Under the agreement, the Trust could draw $750,000, bearing interest at prime plus 0.5%, with interest-only payments due monthly. During specified times over the duration of the line of credit, the Trust was required to pay the line of credit down to zero and was unable to borrow against the line of credit for a period of 30 days. The line of credit matured on May 18, 2008 and was paid in full.

On March 3, 2008, the Trust established a new $850,000 revolving line of credit to replace the $750,000 line of credit that matured on May 18, 2008. The new line of credit matured in July 2009, at which time the Trust extended the term.  The line of credit has no financial covenants, bears interest at Wall Street Journal prime and has an interest floor of 6.25% (which was the effective rate as of  January 31, 2010) and matures on June 30, 2010.  As of January 31, 2010, we had drawn $110,137 of the funds available under the line of credit.  Subsequent to the end of fiscal year 2010, the Trust increased its mortgage note payable secured by its Yuma property, which resulted in the lender on this line of credit reducing the funds available from $850,000 to $350,000.

8.  NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

The Trust incurred and paid interest on related party notes to Mr. Wirth and his affiliates in the amounts of $0 and $7,475 in fiscal year 2010 and 2009, respectively.  The Trust had no related party notes payable as of January 31, 2010 or 2009.

9.  OTHER NOTES PAYABLE

As of January 31, 2010, the Trust had $645,879 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 99,118 Class A limited partnership units in the Partnership and the repurchase of 404,698 Shares of Beneficial Interest in privately negotiated transactions.  The promissory notes bear interest at 7% per year and are due in varying monthly payments through May 2014.  The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2009, the Trust had $85,776 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 36,911 Class A limited partnership units in the Partnership and the repurchase of 32,262 Shares of Beneficial Interest in privately negotiated transactions.

10.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2010 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	TOTAL
2011	$826,249	$165,326	$991,575
2012	8,214,761	172,938	8,387,699
2013	704,125	164,848	868,973
2014	4,753,834	127,310	4,881,144
2015	5,652,522	15,457	5,667,979
Thereafter	1,755,463	—	1,755,463

	$21,906,954	$645,879	$22,552,833

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During fiscal year 2010, we acquired 73,275 Shares of Beneficial Interest in open market transactions at an average price of $1.35 per share and 372,836 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.39 per share.  Also, we acquired 62,207 RRF Limited Partnership Units at an average price of $1.70 per unit. We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements.

For the years ended January 31, 2010 and 2009, the Trust repurchased 446,111 and 219,842 Shares of Beneficial Interest at an average price of $1.39 and $1.34 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

12.  FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carry forwards of approximately $11.7 million at January 31, 2010.  In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382.  However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust and subsidiaries have no state net operating loss carryforwards.  Federal net operating loss carryforwards are estimated to expire as follows:

Year	Federal
2012	$2,846,215
2019	1,163,799
2020	1,979,025
2021	250,847
2022	1,580,590
2023	1,671,294
2024	697,877
2028	100,323
2029	354,667
2030	1,076,951
$11,721,588

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2010:

Total and net deferred income tax assets at January 31,	2010	2009
Net operating loss carryforwards	$4,071,000	$3,504,000
Bad debt allowance	23,000	10,000
Accrued vacation	92,000	97,000
Alternative minimum tax credit	61,000	61,000
Total deferred income tax assets	4,247,000	3,672,000
Deferred income tax liability associated with book/tax difference in hotel properties	(2,658,000)	(2,607,000)
Net deferred income tax asset	1,589,000	1,065,000
Valuation allowance	(1,589,000)	(1,065,000)
Net deferred income tax asset	$—	$—

Income taxes for the year ended January 31,	2010	2009
Current income tax provision (benefit)	$(31,000)	$35,000
Deferred income tax benefit (provision)	—	—
Net income tax provision (benefit)	$(31,000)	$35,000

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2009:

Federal statutory rates	$(361,000)	(34)%
State income taxes	(50,000)	(5)%
Change in valuation allowance	523,000	49%
True-ups to prior year return	(94,000)	(9)%
Other	(49,000)	(4)%
Effective rate	$(31,000)	(3)%

The valuation allowance increased by approximately $523,000 and $341,000 in the years ended January 31, 2010 and 2009, respectively, primarily due to a reduction in deferred tax liabilities associated with hotel properties due to timing differences in depreciation recognition.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Trust had no accrued interest or penalties at January 31, 2010 and 2009.

13.  OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2010 and 2009, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units, which represented 25.8% of the total outstanding partnership units.  As of January 31, 2010 and 2009, Mr. Wirth and his affiliates held 5,573,624 and 5,573,624 Shares of Beneficial Interest in the Trust, respectively, which represented 65.0% and 61.8%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

At January 31, 2010 and 2009, the Trust owned a 71.41% interest and 70.94% interest, respectively, in the Hotels through its sole general partner’s interest in the Partnership.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB has issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1                   Quoted prices in active markets for identical assets or liabilities;

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Trust has no financial assets or liabilities measured at fair value in the accompanying balance sheets at January 31, 2010 and 2009.  For footnote disclosure purposes, the fair value of notes payable and long-term debt was estimated based on the borrowing rates currently available to the Trust for bank loans with similar terms and maturities.

The following table presents the estimated fair values of the Trust’s debt instruments not recognized in the accompanying consolidated balance sheets at January 31, 2010 and 2009:

	2010		2009
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$21,906,954	$20,907,254	$22,070,565	$22,585,371

Notes payable to banks	110,137	110,137	—	—

Other notes payable	645,879	649,251	85,776	85,776

15.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2010	2009
Cash paid for interest	$1,497,965	$1,466,143

Cash refunded from (paid for) income taxes	58,189	(35,911)

Promissory notes issued by the Trust to acquire Class A limited partnership units	105,654	47,491

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	516,360	41,509

Shares issued to Trustees and Officers in exchange for services	23,400	39,240

16.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2010 and 2009 was $203,638 and $202,360, respectively, plus a variable component based on gross revenues of each property that totaled approximately $77,000 and $93,000, respectively.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $12,312 of general and administrative expense related to the lease during fiscal year 2010 and no such expense during fiscal year 2009.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under these non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
2011	$229,356
2012	233,756
2013	238,155
2014	246,156
2015	226,956
Thereafter	5,319,614

Total	$6,493,993

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

There were no options granted in fiscal year 2010 or 2009, and no options outstanding as of January 31, 2010.  The Plan currently has 1,000,000 options available to grant.  The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2010, have been issued.

18.  SUBSEQUENT EVENTS

On April 7, 2010, the Trust increased its mortgage note payable secured by its Yuma property from $4.0 million to $5.0 million, resulting in net cash proceeds of $975,000.  The additional funds bear interest at 8.0% per annum, with interest-only payments due monthly.  This mortgage note payable shares the same terms as the initial loan and is due on December 30, 2013.

As a result of the increase in the Yuma mortgage, the lender on the Trust’s bank line of credit, which is secured by a junior position on the property, reduced the funds available under the line of credit from $850,000 to $350,000.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2010

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$2,898,601	$—	$4,220,820	$—	$2,400,057	$—	$6,620,877
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	4,000,000	251,649	4,983,292	53,366	2,617,569	305,015	7,600,861
Best Western
Airport Ontario Hotel and Suites
Ontario, California	7,765,740	1,633,064	5,450,872	—	1,655,155	1,633,064	7,106,027
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	5,755,343	900,000	9,166,549	(20,564)	1,510,603	879,436	10,677,152
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,487,270	—	1,903,970	—	351,812	—	2,255,782
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$21,906,954	$2,791,718	$25,801,165	$32,802	$8,535,196	$2,824,520	$34,336,361

(See accompanying independent auditor's report.)

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$6,620,877	$2,247,515	$4,373,362	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,905,876	2,391,247	5,514,629	1982	1998	5-40 years

Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,739,091	2,550,866	6,188,225	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	11,556,588	3,671,394	7,885,194	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,255,782	888,009	1,367,773	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	13,184	69,483	2004	2004	33 years

	$37,160,881	$11,762,215	$25,398,666

(See accompanying independent auditor's report.)

(A)           Aggregate cost for federal income tax purposes at January 31, 2010 and 2009 are as follows:

	2010	2009
Land	$1,856,788	$1,856,788
Buildings and improvements	19,930,009	19,612,124
	$21,786,797	$21,468,912

Reconciliation of Real Estate:

Balance at January 31, 2008	$37,044,030
Improvement to Hotel Properties	543,742
Disposal of Property Improvements	(723,331)

Balance at January 31, 2009	$36,864,441
Improvement to Hotel Properties	307,162
Disposal of Property Improvements	(10,722)

Balance at January 31, 2010	$37,160,881

(See accompanying independent auditor's report.)

SCHEDULE IV

MORTGAGES LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/10 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	7.75%	11/1/2021	144 monthly installments	$1,500,000	$1,487,270

Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	120 monthly installments, with balloon payment of $7,498,458 due at maturity	9,000,000	7,765,740

Mortgage Note Secured by Yuma, AZ property	7.0%	12/30/2013	60 monthly interest only installments, with balloon payment of $4,000,000 at maturity	4,000,000	4,000,000

Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate, with 6.25% floor	1/28/2015	83 monthly installments, with balloon payment of $4,861,870 due at maturity	6,050,000	5,755,343

Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	5,100,000	2,898,601

				$25,650,000	$21,906,954

Mortgage Note Reconciliation

Balance at January 31, 2008	$19,774,412

Deductions during period:
Net refinancings	4,000,000
Principal payments	(1,703,847)

Balance at January 31, 2009	22,070,565

Deductions during period:
Net refinancings	1,500,000
Principal payments	(1,663,611)

Balance at January 31, 2010	$21,906,954

(See accompanying independent auditor’s report.)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting ~~(~~as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of January 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting.    In our efforts to continuously improve our internal controls, we have made some improvements to our internal control structure effective for the preparation of our financial statements for the year ended January 31, 2010, including increased documentation surrounding certain authorization and review controls.

Item  9B.  OTHER INFORMATION

None.

PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to our Trustees and Executive Officers is incorporated herein by reference to the information set forth under the caption “Election of Trustees—Nominees, Trustees and Executive Officers” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be held on July 15, 2010 (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the end of our fiscal year.

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

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and principal accounting officer and persons performing similar functions.  We have posted our Code of Ethics on our website at www.innsuitestrust.com.  We intend to satisfy all SEC and NYSE Amex disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to our Chief Executive Officer, Chief Financial Officer and principal accounting officer, and persons performing similar functions, by posting such information on our website.  In addition, we have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and Trustees.  It is also available on our website at www.innsuitestrust.com.

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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2010:

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)                                                                                      Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Report of Independent Registered Public Accounting Firm – January 31, 2010 and 2009	15
2.	Consolidated Balance Sheets – January 31, 2010 and 2009	16
3.	Consolidated Statements of Operations – Years Ended January 31, 2010 and 2009	17
4.	Consolidated Statements of Shareholders’ Equity – Years Ended January 31, 2010 and 2009	18
5.	Consolidated Statements of Cash Flows – Years Ended January 31, 2010 and 2009	19
6.	Notes to Consolidated Financial Statements – Years Ended January 31, 2010 and 2009	20
7.	Schedule III – Real Estate and Accumulated Depreciation	34
8.	Schedule IV – Mortgage Loans on Real Estate	37

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

INNSUITES HOSPITALITY TRUST

Dated: April 20, 2010	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 20, 2010	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 20, 2010	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: April 20, 2010	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: April 20, 2010	By:	/s/ Robert R. Mazakis
Robert R. Mazakis, Controller (Principal Accounting Officer)

Dated: April 20, 2010	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 20, 2010	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 20, 2010	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: April 20, 2010	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee