Form 10-Q
period 2010-04-30
INNSUITES HOSPITALITY TRUST
filed 2010-06-03
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of May 25, 2010: 8,588,273

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2010	JANUARY 31, 2010
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$888,538	$406,385
Restricted Cash	128,935	81,421
Accounts Receivable, including $252,997 and $179,818 from related parties and net of Allowance for Doubtful Accounts of $33,000 and $39,000, as of April 30, and January 31, 2010, respectively	452,960	439,167
Prepaid Expenses and Other Current Assets	419,658	495,537
Total Current Assets	1,890,091	1,422,510
Hotel Properties, net	26,517,559	26,722,832
Property, Plant and Equipment, net	163,235	177,183
Deferred Finance Costs and Other Assets	170,735	151,791
TOTAL ASSETS	$28,741,620	$28,474,316

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,390,228	$1,846,455
Notes Payable to Banks	—	110,137
Current Portion of Mortgage Notes Payable	840,942	826,249
Current Portion of Other Notes Payable	168,235	165,326
Total Current Liabilities	2,399,405	2,948,167
Mortgage Notes Payable	21,862,057	21,080,705
Other Notes Payable	437,391	480,553

TOTAL LIABILITIES	24,698,853	24,509,425

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,594,676 and 8,605,426 shares issued and outstanding at April 30, and January 31, 2010, respectively	16,012,558	15,903,170
Treasury Stock, 8,192,073 and 8,181,323 shares held at April 30, and January 31, 2010, respectively	(11,384,426)	(11,368,630)
TOTAL TRUST SHAREHOLDERS’ EQUITY	4,628,132	4,534,540
NON-CONTROLLING INTEREST	(585,365)	(569,649)
TOTAL SHAREHOLDERS’ EQUITY	4,042,767	3,964,891
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,741,620	$28,474,316

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2010	2009

REVENUE
Room	$3,776,265	$4,338,687
Food and Beverage	325,367	322,226
Telecommunications	6,942	4,866
Other	55,651	95,422
Management and Trademark Fees, including $73,519 and $104,734 from related parties for the three months ended April 30, 2010 and 2009, respectively	74,912	105,981
Payroll Reimbursements, Related Party	680,568	620,079
TOTAL REVENUE	4,919,705	5,487,261

OPERATING EXPENSES
Room	902,435	941,082
Food and Beverage	228,871	230,213
Telecommunications	20,341	10,858
General and Administrative	804,385	851,072
Sales and Marketing	304,614	340,931
Repairs and Maintenance	327,014	288,190
Hospitality	194,759	215,468
Utilities	265,940	268,110
Hotel Property Depreciation	469,744	494,903
Real Estate and Personal Property Taxes, Insurance and Ground Rent	244,661	282,139
Other	5,828	2,327
Payroll Expenses, Related Party	680,568	620,079
TOTAL OPERATING EXPENSES	4,449,160	4,545,372
OPERATING INCOME	470,545	941,889
Interest Income	464	6,337
TOTAL OTHER INCOME	464	6,337
Interest on Mortgage Notes Payable	378,418	376,805
Interest on Notes Payable to Banks	—	4,305
Interest on Other Notes Payable	11,069	972
TOTAL INTEREST EXPENSE	389,487	382,082

CONSOLIDATED INCOME BEFORE INCOME TAX PROVISION	81,522	566,144
INCOME TAX PROVISION	—	—
CONSOLIDATED NET INCOME	81,522	566,144
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(15,716)	34,478
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$97,238	$531,666
NET INCOME PER SHARE - BASIC	$0.01	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,601,163	8,993,752
NET INCOME PER SHARE - DILUTED	$0.01	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,378,492	12,833,288

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$81,522	$566,144
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
Provision for Uncollectible Receivables	(6,320)	24,689
Stock-Based Compensation	12,150	5,850
Hotel Property Depreciation	469,744	494,903
Loss on Disposal of Hotel Properties	201	590
Amortization of Deferred Loan Fees	10,004	9,962
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(7,473)	(151,344)
Decrease in Prepaid Expenses and Other Assets	75,879	52,393
Decrease in Accounts Payable and Accrued Expenses	(456,227)	(286,348)
NET CASH PROVIDED BY OPERATING ACTIVITIES	179,480	716,839

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(47,514)	(67,373)
Improvements and Additions to Hotel Properties	(250,724)	(253,946)
NET CASH USED IN INVESTING ACTIVITIES	(298,238)	(321,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	(28,948)	—
Principal Payments on Mortgage Notes Payable	(203,955)	(198,954)
Net Proceeds from Refinancings of Mortgage Notes Payable	1,000,000	—
Payments on Notes Payable to Banks	(226,022)	(853,921)
Borrowings on Notes Payable to Banks	115,885	1,081,436
Repurchase of Treasury Stock	(15,796)	(56,563)
Payments on Other Notes Payable	(40,253)	(5,422)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	600,911	(33,424)
NET INCREASE IN CASH AND CASH EQUIVALENTS	482,153	362,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	406,385	1,141,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$888,538	$1,503,616

See Supplemental Disclosures at Note 7

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30 AND JANUARY 31, 2010
AND FOR THREE MONTHS ENDED APRIL 30, 2010 AND 2009

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at April 30, 2010 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as four hotels with an aggregate of 544 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the four hotels owned by affiliates of Mr. Wirth with an aggregate of 544 suites and one unrelated hotel property with 176 suites. Under the licensing agreements with affiliates of Mr. Wirth, InnSuites Hotels receives a fixed monthly fee based on the number of units in the hotel property in exchange for use of the “InnSuites” trademark. Under the licensing agreement with the unrelated property, InnSuites Hotels receives a revenue-based monthly fee in exchange for the use of the trademark.

The Trust’s general partnership interest in the Partnership was 71.41% as of both April 30 and January 31, 2010.  The weighted average for the three months ended April 30, 2010 and 2009 was 71.41% and 70.94%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 369,391 Class A limited partnership units were issued and outstanding as of both April 30 and January 31, 2010. Additionally, as of April 30 and January 31, 2010, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,777,329 Shares of Beneficial Interest of the Trust as of April 30, 2010. The Trust held 9,434,188 General Partner Units as of both April 30 and January 31, 2010.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ended January 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2010.

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

Hotel operations are significantly affected by occupancy and room rates, which decreased from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2011 (May 1, 2010 through January 31, 2010), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due in the last two quarters of  fiscal year 2011. Based on this projection, the Trust refinanced its Yuma  hotel property, netting enough cash for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2011.

In addition, the Trust has an established $350,000 line of credit, of which approximately all was available at April 30, 2010. Also, management of the Trust is currently exploring the possibility of refinancing certain hotel properties.

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

For the three months ended April 30, 2010 and 2009, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,777,329 and 3,839,536 for the first three months of fiscal year 2011 and 2010, respectively.

	For the three months ended
	April 30, 2010	April 30, 2009

Income attributable to Controlling Interest	$97,238	$531,666
Plus: Income attributable to non-controlling interests	(15,716)	34,478
Income attributable to Controlling Interest after unit conversion	$81,522	$566,144

Weighted average common shares outstanding	8,601,163	8,993,752
Plus: Weighted average incremental shares resulting from unit conversion	3,777,329	3,839,536
Weighted average common shares outstanding after unit conversion	12,378,492	12,833,288

Basic Income Per Share	$0.01	$0.06
Diluted Income Per Share	$0.01	$0.04

3. STOCK-BASED COMPENSATION

For the three months ended April 30, 2010, the Trust recognized expenses of $12,150 related to stock-based compensation. During the three months ended April 30, 2009, the Trust recognized expense of $5,850.The Trust did not issue any restricted shares during the first three months of fiscal year 2011.

The following table summarizes restricted share activity during the three months ended April 30, 2010:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2010	36,000	$1.35
Granted	—	—
Vested	(9,000)	$1.35
Forfeited	—	—
Balance of unvested awards at April 30, 2010	27,000	$1.35

The following table summarizes restricted share activity during the three months ended April 30, 2009:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2009	36,000	$0.65
Granted	—	—
Vested	(9,000)	$0.65
Forfeited	—	—
Balance of unvested awards at April 30, 2009	27,000	$0.65

No cash was paid out or received by the Trust relating to restricted share awards during the three months ended April 30, 2010 or 2009.

As of April 30, 2010, the Trust had 8,594,676 Shares of Beneficial Interest outstanding.

4. RELATED PARTY TRANSACTIONS

As of April 30, 2010 and 2009, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of April 30, 2010 and 2009, Mr. Wirth and his affiliates held 5,089,632 and 5,573,624 Shares of Beneficial Interest of the Trust, respectively.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $680,568 and $620,079 for the three months ended April 30, 2010 and 2009, respectively.

5. NOTES PAYABLE TO BANKS

On March 3, 2008, we established an $850,000 revolving line of credit, replacing a $750,000 line of credit that matured on May 18, 2008. The line of credit, with an original maturity date of July 15, 2009, had no financial covenants and bore interest at Wall Street Journal prime. During the second quarter of fiscal year 2010, we extended the maturity date of the line of credit to June 30, 2010.  In addition, the extension agreement implemented an interest rate floor of 6.25%, which was the effective rate as of April 30, 2010, and granted additional security to the lender through a junior lien on the Yuma, Arizona property.  On April 7, 2010, in connection with the increase in the amount of the first mortgage on the Yuma property, the amount available under the line of credit was reduced to $350,000.  As of April 30, 2010, we had not drawn any of the funds available under the line of credit.

6.  MORTGAGE NOTES PAYABLE

On April 7, 2010, we increased our mortgage note payable secured by the Yuma, Arizona property.  The new balance of the mortgage note payable is $5.0 million.  The additional $1.0 million borrowed bears interest at 8.0% and matures on December 31, 2013.  The note is due in monthly interest-only installments of $30,000, an increase of $6,667 from the previous monthly interest-only installments of $23,333.  We used the $1.0 million to build operating reserves and reduce payables.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $380,111 and $372,863 in cash for interest for the three months ended April 30, 2010 and 2009, respectively.

8.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the three months ended April 30, 2010 was $51,656, plus a variable component based on gross revenues of each property that totaled approximately $27,636.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $6,156 of general and administrative expense related to the lease during the three-month period ended April 30, 2010.  The Trust recorded no such expense in the prior year period.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2011	$172,017
2012	233,756
2013	238,156
2014	246,155
2015	226,955
Thereafter	5,319,615

Total	$6,436,654

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

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the four hotel properties it owns.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates, which decreased from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2011 (May 1, 2010 through January 31, 2010), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due in the last two quarters of  fiscal year 2011. Based on this projection, the Trust refinanced its Yuma hotel property, netting enough cash for management to believe that the  Trust will meet all of its financial obligations as they come due during fiscal year 2011.

In addition, the Trust has an established $350,000 line of credit, of which approximately all was available at April 30, 2010. Also, management of the Trust is currently exploring the possibility of refinancing certain hotel properties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended January 31, 2010, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our hotel properties assets. There have been no material changes to our critical accounting policies since January 31, 2010.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 62.2% for the three months ended April 30, 2010, a decrease of 8.0% from the prior year same period. ADR decreased $1.46, or 1.8%, to $80.89. The decrease in ADR and reduced occupancy resulted in a decrease of $7.50, or 13.0%, in REVPAR to $50.33 from $57.83 in the prior year period. The decrease in occupancy is due to the downward trend in our economy, which caused less vacation and fewer business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE THREE MONTHS ENDED
	April 30,
	2010	2009
OCCUPANCY	62.2%	70.2%
AVERAGE DAILY RATE (ADR)	$80.89	$82.35
REVENUE PER AVAILABLE ROOM (REVPAR)	$50.33	$57.83

No assurance can be given that the trends reflected in this data will improve or that occupancy, ADR or REVPAR will not continue to decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the current global recession to negatively affect our business at least through the end of this current fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2010 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2009

A summary of the operating results for the three months ended April 30, 2010 and 2009 is:

	2010	2009	Change	% Change
Revenue	$4,919,705	$5,487,261	$(567,556)	(10.3)%
Operating Income	$470,545	$941,889	$(471,344)	(50.0)%
Total Expenses	$4,838,647	$4,927,454	$(88,807)	(1.8)%
Net Income Attributable to Controlling Interest	$97,238	$531,666	$(434,428)	(81.7)%
Net Income Per Share - Basic	$0.01	$0.06	$(0.05)	(83.3)%
Net Income Per Share - Diluted	$0.01	$0.04	$(0.03)	(75.0)%

For the three months ended April 30, 2010, our total revenue was $4.9 million, a decrease of $568,000, or 10.3%, compared with the prior year period total of $5.5 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 12.5% to $4.2 million for the three months ended April 30, 2010, from $4.8 million for the three months ended April 30, 2009. Hotel operations, including Food and Beverage operations, experienced decreases in revenues during the first quarter of fiscal year 2011 due to lower occupancy and increased rate pressure, most prominently at our Yuma, Arizona location as a result of increased supply in the area. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in the hotel industry.

Total expenses were $4.8 million for the three months ended April 30, 2010, a decrease of $89,000, or 1.8%, from the prior year period total of $4.9 million.  Total operating expenses were $4.4 million for the three months ended April 30, 2010, a decrease of $96,000, or 2.1%, from the prior year period total of $4.5 million.  The majority of the hotel operating expenses decreased due to lower occupancy.

General and administrative expense was $804,000 for the three months ended April 30, 2010, a decrease of $47,000, or 5.5%, from the prior year period total of $851,000. The decrease was primarily due to reduced professional fees and salary expenses incurred by the Trust.

Total interest expense was $389,000 for the three months ended April 30, 2010, consistent with the prior year period total of $382,000.

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

	For the Three Months Ended April 30,
	2010	2009
Net Income Attributable to Controlling Interest	$97,238	$531,666
Hotel Property Depreciation	469,744	494,903
Loss on Disposition of Hotels	201	590
Non-Controlling Interest Share of Depreciation and Loss on Disposition	(103,473)	(109,965)
Funds from Operations	$463,710	$917,194

FFO decreased approximately $453,000 for the three month period ended April 30, 2010, reflecting a decrease of 49.4% when compared to the prior year period. The decrease was primarily due to lower occupancies and room rates resulting in less revenue during the period.

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

We have principal of $622,286 due and payable for the remainder of fiscal year 2011 under mortgage notes payable. For the period between May 1, 2010 and April 30, 2011, we have principal of $840,942 due and payable under mortgage notes payable. We anticipate that current cash balances, future cash flows from operations and available credit will be sufficient to satisfy these obligations as they become due. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

We have no principal due and payable for the remainder of fiscal year 2011 or thereafter under notes and advances payable to Mr. Wirth and his affiliates.

On March 3, 2008, we established an $850,000 revolving line of credit, replacing a $750,000 line of credit that matured on May 18, 2008. The line of credit, with an original maturity date of July 15, 2009, had no financial covenants and bore interest at Wall Street Journal prime. During the second quarter of fiscal year 2010, we extended the maturity date of the line of credit to June 30, 2010.  In addition, the extension agreement implemented an interest rate floor of 6.25%, which was the effective rate as of April 30, 2010, and granted additional security to the lender through a junior lien on the Yuma, Arizona property.  On April 7, 2010, in connection with the increase in the amount of the first mortgage on the Yuma property, the amount available under the line of credit was reduced to $350,000.  As of April 30, 2010, we had not drawn any of the funds available under the line of credit.

During the first quarter of fiscal year 2011, we increased our mortgage note payable secured by the Yuma, Arizona property.  The new balance of the mortgage note payable is $5.0 million.  The additional $1.0 million borrowed bears interest at 8.0% and matures on December 31, 2013.  The note is due in monthly interest-only installments of $30,000, an increase of $6,667 from the previous monthly interest-only installments of $23,333.  We used the $1.0 million to build operating reserves and reduce payables.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the Hotels’ room revenues. The Fund is restricted by the mortgage lender for four of our properties. As of April 30, 2010, $128,935 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2010, the Hotels spent $250,724 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $327,014 and $288,190 during the three-month periods ended April 30, 2010 and 2009, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2010, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

ITEM 4(T). CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 to the notes to unaudited consolidated financial statements.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended April 30, 2010, we acquired 10,750 Shares of Beneficial Interest in open market transactions at an average price of $1.47 per share. We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 368,122 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 – February, 2010	300	$1.35	300	378,572
March 1 – March 31, 2010	7,850	$1.45	7,850	370,722
April 1 – April 30, 2010	2,600	$1.55	2,600	368,122

.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

INNSUITES HOSPITALITY TRUST

Dated:	June 3, 2010	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	June 3, 2010	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer