Form 10-Q
period 2010-07-31
INNSUITES HOSPITALITY TRUST
filed 2010-09-03
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of August 31, 2010: 8,576,018

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2010	JANUARY 31, 2010
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$413,617	$406,385
Restricted Cash	82,536	81,421
Accounts Receivable, including $151,790 and $179,818 from related parties and net of Allowance for Doubtful Accounts of $47,000 and $39,000, as of July 31, and January 31, 2010, respectively	393,394	439,167
Prepaid Expenses and Other Current Assets	518,739	495,537
Total Current Assets	1,408,286	1,422,510
Hotel Properties, net	26,242,009	26,722,832
Property, Plant and Equipment, net	149,552	177,183
Deferred Finance Costs and Other Assets	164,444	151,791
TOTAL ASSETS	$27,964,291	$28,474,316

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,521,295	$1,846,455
Notes Payable to Banks	—	110,137
Current Portion of Mortgage Notes Payable	8,297,564	826,249
Current Portion of Other Notes Payable	171,197	165,326
Total Current Liabilities	9,990,056	2,948,167
Mortgage Notes Payable	14,200,157	21,080,705
Other Notes Payable	393,468	480,553

TOTAL LIABILITIES	24,583,681	24,509,425

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,578,618 and 8,605,426 shares issued and outstanding at July 31, and January 31, 2010, respectively	15,530,301	15,903,170
Treasury Stock, 8,208,128 and 8,181,323 shares held at July 31, and January 31, 2010, respectively	(11,409,725)	(11,368,630)
TOTAL TRUST SHAREHOLDERS’ EQUITY	4,120,576	4,534,540
NON-CONTROLLING INTEREST	(739,966)	(569,649)
TOTAL EQUITY	3,380,610	3,964,891
TOTAL LIABILITIES AND EQUITY	$27,964,291	$28,474,316

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JULY31,
	2010	2009

REVENUE
Room	$6,302,693	$7,244,351
Food and Beverage	477,622	516,522
Telecommunications	10,906	7,928
Other	116,387	161,171
Management and Trademark Fees, including $134,188 and $187,724 from related parties for the six months ended July 31, 2010 and 2009, respectively	137,488	191,082
Payroll Reimbursements, Related Party	1,374,126	1,347,521
TOTAL REVENUE	8,419,222	9,468,575

OPERATING EXPENSES
Room	1,681,241	1,838,299
Food and Beverage	408,273	413,807
Telecommunications	38,318	20,382
General and Administrative	1,512,555	1,585,294
Sales and Marketing	585,049	716,066
Repairs and Maintenance	625,050	595,322
Hospitality	370,950	398,724
Utilities	574,270	622,333
Hotel Property Depreciation	935,238	982,305
Real Estate and Personal Property Taxes, Insurance and Ground Rent	480,088	542,822
Other	10,822	4,971
Payroll Expenses, Related Party	1,374,126	1,347,521
TOTAL OPERATING EXPENSES	8,595,980	9,067,846
OPERATING INCOME (LOSS)	(176,758)	400,729
Interest Income	1,233	9,926
TOTAL OTHER INCOME	1,233	9,926
Interest on Mortgage Notes Payable	770,531	752,347
Interest on Notes Payable to Banks	—	1,255
Interest on Other Notes Payable	21,429	5,151
TOTAL INTEREST EXPENSE	791,960	758,753

CONSOLIDATED LOSS BEFORE INCOME TAX PROVISION	(967,485)	(348,098)
INCOME TAX PROVISION	—	—
CONSOLIDATED NET LOSS	(967,485)	(348,098)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(279,277)	(236,985)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(688,208)	$(111,113)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.08)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,591,977	8,961,151

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JULY 31,
	2010	2009

REVENUE
Room	$2,526,428	$2,905,664
Food and Beverage	152,255	194,296
Telecommunications	3,964	3,062
Other	60,736	65,749
Management and Trademark Fees, including $60,669 and $82,989 from related parties for the three months ended July 31, 2010 and 2009, respectively	62,576	85,101
Payroll Reimbursements, Related Party	693,558	727,442
TOTAL REVENUE	3,499,517	3,981,314

OPERATING EXPENSES
Room	778,806	897,217
Food and Beverage	179,402	183,594
Telecommunications	17,977	9,524
General and Administrative	708,170	734,222
Sales and Marketing	280,435	375,135
Repairs and Maintenance	298,036	307,132
Hospitality	176,191	183,256
Utilities	308,330	354,223
Hotel Property Depreciation	465,494	487,402
Real Estate and Personal Property Taxes, Insurance and Ground Rent	235,427	260,683
Other	4,994	2,643
Payroll Expenses, Related Party	693,558	727,442
TOTAL OPERATING EXPENSES	4,146,820	4,522,473
OPERATING LOSS	(647,303)	(541,159)
Interest Income	769	3,589
TOTAL OTHER INCOME	769	3,589
Interest on Mortgage Notes Payable	392,113	375,542
Interest on Notes Payable to Banks	—	(3,050)
Interest on Other Notes Payable	10,360	4,179
TOTAL INTEREST EXPENSE	402,473	376,671

CONSOLIDATED LOSS BEFORE INCOME TAX PROVISION	(1,049,007)	(914,241)
INCOME TAX PROVISION	—	—
CONSOLIDATED NET LOSS	(1,049,007)	(914,241)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(263,561)	(269,686)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(785,446)	$(644,555)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,583,359	8,930,901

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(967,485)	$(348,098)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided By Operating Activities:
Provision for Uncollectible Receivables	8,127	18,421
Stock-Based Compensation	24,300	11,700
Hotel Property Depreciation	935,238	982,305
Loss on Disposal of Hotel Properties	450	690
Amortization of Deferred Loan Fees	21,295	19,924
Changes in Assets and Liabilities:
Accounts Receivable	37,646	5,402
Prepaid Expenses and Other Assets	(28,203)	(28,622)
Accounts Payable and Accrued Expenses	(325,160)	(71,624)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(293,792)	590,098

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investment Interest	400,000	—
Change in Restricted Cash	(1,115)	(29,176)
Improvements and Additions to Hotel Properties	(427,234)	(480,478)
NET CASH USED IN INVESTING ACTIVITIES	(28,349)	(509,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	(28,948)	—
Principal Payments on Mortgage Notes Payable	(409,233)	(399,156)
Net Proceeds from Refinancings of Mortgage Notes Payable	1,000,000	—
Payments on Notes Payable to Banks	(483,930)	(2,660,473)
Borrowings on Notes Payable to Banks	373,793	2,795,520
Repurchase of Treasury Stock	(41,095)	(69,436)
Repurchase of Partnership Units	—	(98)
Payments on Other Notes Payable	(81,214)	(15,477)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	329,373	(349,120)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,232	(268,676)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	406,385	1,141,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$413,617	$872,844

See Supplemental Disclosures at Note 7

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31 AND JANUARY 31, 2010
AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2010 AND 2009

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at July 31, 2010 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as three hotels with an aggregate of 439 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the three hotels owned by affiliates of Mr. Wirth with an aggregate of 439 suites and two unrelated hotel properties with 288 suites.  During the second quarter of fiscal year 2011, one of Mr. Wirth’s hotels was sold to an unrelated third party which signed a licensing agreement with InnSuites Hotels on substantially the same terms, except that fees for the first year were waived.  Under the licensing agreements with affiliates of Mr. Wirth and that unrelated property, InnSuites Hotels receives a fixed monthly fee based on the number of units in the hotel property in exchange for use of the “InnSuites” trademark. Under the licensing agreement with the other unrelated property, InnSuites Hotels receives a revenue-based monthly fee in exchange for the use of the trademark.

The Trust’s general partnership interest in the Partnership was 71.41% as of both July 31 and January 31, 2010. The weighted average for the six months ended July 31, 2010 and 2009 was 71.41% and 71.06%, respectively.  The weighted average for the three months ended July 31, 2010 and 2009 was 71.41% and 71.27%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 369,391 Class A limited partnership units were issued and outstanding as of both July 31 and January 31, 2010. Additionally, as of July 31 and January 31, 2010, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates on that date, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees of the Trust, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,777,329 Shares of Beneficial Interest of the Trust as of July 31, 2010. The Trust held 9,434,188 General Partner Units as of both July 31 and January 31, 2010.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ended January 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2010.

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

Hotel operations are significantly affected by occupancy and room rates, which decreased from the first six months of fiscal year 2010 to the first six months of fiscal year 2011. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

We have principal of $417,008 due and payable for the remainder of fiscal year 2011 under mortgage notes payable. For the period between August 1, 2010 and July 31, 2011, we have principal of $8,297,564 due and payable under mortgage notes payable. The mortgage note payable secured by the Ontario, California property matures in May 2011, at which time a final principal payment of approximately $7.5 million will be due.  We will actively seek to either extend our current loan agreement or refinance the balance with another lender.  Our ability to extend or refinance the Ontario note will depend on several factors, including the condition of credit markets and economic trends in both the hospitality industry in general and at the property specifically.  We anticipate that current cash balances, future cash flows from operations and available credit will be sufficient to satisfy obligations related to the other four mortgages as they become due. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2011 (August 1, 2010 through January 31, 2011), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due in the last two quarters of  fiscal year 2011. Based on this projection, the Trust negotiated a new $1.0 million line of credit with Rare Earth Financial, LLC, an affiliate of Mr. Wirth, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2011.  See Note 9 – “Subsequent Event”.

In addition, the Trust’s management is currently negotiating a new bank line of credit to replace the line of credit that expired on June 30, 2010.

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

For the three and six month periods ended July 31, 2010 and 2009, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,777,329 and 3,796,262 for the second quarter of fiscal year 2011 and 2010, respectively.  The aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,777,329 and 3,817,540 for the first six months of fiscal year 2011 and 2010, respectively.  For the three-month and six-month periods ended July 31, 2010 and 2009, the Class A and Class B limited partnership units were antidilutive.  Therefore, a reconciliation of basic and diluted loss per share is not included.

3. STOCK-BASED COMPENSATION

For the six months ended July 31, 2010, the Trust recognized expenses of $24,300 related to stock-based compensation. During the six months ended July 31, 2009, the Trust recognized expense of $11,700.  The Trust did not issue any restricted shares during the first six months of fiscal year 2011.

The following table summarizes restricted share activity during the six months ended July 31, 2010:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2010	36,000	$1.35
Granted	—	—
Vested	(18,000)	$1.35
Forfeited	—	—
Balance of unvested awards at July 31, 2010	18,000	$1.35

No cash was paid out or received by the Trust relating to restricted share awards during the six months ended July 31, 2010 or 2009.

4. RELATED PARTY TRANSACTIONS

As of July 31, 2010 and 2009, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2010 and 2009, Mr. Wirth and his affiliates held 5,089,632 and 5,573,624 Shares of Beneficial Interest of the Trust, respectively.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $1.4 million and $1.3 million for the six months ended July 31, 2010 and 2009, respectively.  The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $694,000 and $727,000 for the three months ended July 31, 2010 and 2009, respectively.

See Note 6 – “Sale of Partial Interest in Albuquerque Suite Hospitality, LLC” and Note 9 – “Subsequent Event” for additional information on related party transactions.

5. NOTES PAYABLE TO BANKS

On March 3, 2008, we established an $850,000 revolving line of credit, replacing a $750,000 line of credit that matured on May 18, 2008. The line of credit, with an original maturity date of July 15, 2009, had no financial covenants and bore interest at Wall Street Journal prime. During the second quarter of fiscal year 2010, we extended the maturity date of the line of credit to June 30, 2010.  The line of credit agreement was not extended by the bank and therefore expired on June 30, 2010.  The Trust’s management is currently negotiating a new bank line of credit.

6.  SALE OF PARTIAL INTEREST IN ALBUQUERQUE SUITE HOSPITALITY, LLC

On July 29, 2010, the Partnership sold approximately 12% of its sole membership interest in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico property, for $400,000.  The buyer was Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  The Partnership’s carrying value of the 12% investment at the time of the sale was $(7,562), resulting in an increase in the Partnership’s equity of $407,562 due to the sale of the membership interest.  The transaction was a reduction in the Partnership’s controlling interest, therefore no gain or loss was reflected in the income statements.

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth to sell additional units in the Albuquerque entity.  On August 30, 2010, an agreement was executed.  Under the agreement, Rare Earth will either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity.  Additionally, if more than 51% of the membership interests are sold, Rare Earth will receive a $320,000 syndication fee.  If less than 51% of the membership interests are sold, Rare Earth will receive a syndication fee equal to 8% of the actual membership interests sold.  Rare Earth will receive its fee in either cash, to be paid from new member subscriptions, or additional units in the Albuquerque entity.  The Partnership is making available for sale all of its 295 membership units in the Albuquerque entity for $10,000 per unit.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $765,590 and $740,331 in cash for interest for the six months ended July 31, 2010 and 2009, respectively.

During the second quarter of fiscal year 2010, the Trust issued a promissory note for $198,000 to an unrelated third party for the purchase of 62,207 limited partnership units in the Partnership and 54,372 Shares of Beneficial Interest.  The note is due in 60 monthly principal and interest installments of $3,921 and matures on May 28, 2015.

8.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the six months ended July 31, 2010 was $102,976, plus a variable component based on gross revenues of each property that totaled approximately $42,439.  Total expense associated with the non-cancelable ground leases for the six months ended July 31, 2009 was $101,910, plus a variable component based on gross revenues of each property that totaled approximately $43,934.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $10,260 of general and administrative expense related to the lease during the six-month period ended July 31, 2010.  The Trust recorded no such expense in the prior year period.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2011	$108,298
2012	234,156
2013	238,556
2014	246,555
2015	226,955
Thereafter	5,319,615

Total	$6,374,135

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

9.  SUBSEQUENT EVENT

On August 1, 2010, the Partnership established a $1.0 million line of credit with Rare Earth Financial, LLC, an affiliate of Mr. Wirth.  The line of credit bears interest of 7.0% per annum on advances, with monthly interest-only payments, and matures on March 1, 2012.  At the option of the lender, the Partnership will be required to grant the lender a security interest in 51% of its membership units in Tucson St. Mary’s Suite Hospitality, LLC, which owns and operates the Tucson City Center hotel property.  The agreement requires the Partnership to repay 50% of any principal outstanding under the line of credit on March 1, 2011, with the remaining 50% due on April 1, 2011.  Beginning on June 1, 2011, the Partnership may resume receiving advances under the line of credit through the maturity date.

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

Hotel operations are significantly affected by occupancy and room rates, which decreased from the first six months of fiscal year 2010 to the first six months of fiscal year 2011. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2011 (August 1, 2010 through January 31, 2011), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due in the last two quarters of  fiscal year 2011. Based on this projection, on August 1, 2010, the Trust negotiated a new $1.0 million line of credit with Rare Earth Financial, LLC, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2011.

In addition, the Trust’s management is currently negotiating a new bank line of credit to replace the bank line of credit that expired on June 30, 2010.

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

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 55.8% for the six months ended July 31, 2010, a decrease of 7.2% from the prior year same period. ADR decreased $1.30, or 1.7%, to $74.06. The decrease in ADR and reduced occupancy resulted in a decrease of $6.17, or 13.0%, in REVPAR to $41.31 from $47.48 in the prior year period. The decrease in occupancy is due to the downward trend in our economy, which caused less vacation and fewer business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE SIX MONTHS ENDED
	July 31,
	2010	2009
OCCUPANCY	55.8%	63.0%
AVERAGE DAILY RATE (ADR)	$74.06	$75.36
REVENUE PER AVAILABLE ROOM (REVPAR)	$41.31	$47.48

No assurance can be given that the trends reflected in this data will improve or that occupancy, ADR or REVPAR will not continue to decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the current global economic conditions to negatively affect our business at least through the end of this current fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2010 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2009

A summary of the operating results for the six months ended July 31, 2010 and 2009 is:

	2010	2009	Change	% Change
Revenue	$8,419,222	$9,468,575	$(1,049,353)	(11.1)%
Operating Income (Loss)	$(176,758)	$400,729	$(577,487)	>(100.0)%
Total Expenses	$9,387,940	$9,826,599	$(438,659)	(4.5)%
Net Loss Attributable to Controlling Interest	$(688,208)	$(111,113)	$(577,095)	>(100.0)%
Net Loss Per Share – Basic and Diluted	$(0.08)	$(0.01)	$(0.07)	>(100.0)%

For the six months ended July 31, 2010, our total revenue was $8.4 million, a decrease of $1.0 million, or 11.1%, compared with the prior year period total of $9.5 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 12.9% to $6.9 million for the six months ended July 31, 2010, from $7.9 million for the six months ended July 31, 2009. Hotel operations, including Food and Beverage operations, experienced decreases in revenues during the first six months of fiscal year 2011 due to lower occupancy and increased rate pressure, most prominently at our Yuma, Arizona location as a result of increased supply in the area. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in the hotel industry.

Total expenses were $9.4 million for the six months ended July 31, 2010, a decrease of $439,000, or 4.5%, from the prior year period total of $9.8 million.  Total operating expenses were $8.6 million for the six months ended July 31, 2010, a decrease of $472,000, or 5.2%, from the prior year period total of $9.1 million.  The majority of the hotel operating expenses decreased due to lower occupancy.

General and administrative expense was $1.5 million for the six months ended July 31, 2010, a decrease of $73,000, or 4.6%, from the prior year period total of $1.6 million. The decrease was primarily due to reduced professional fees and salary expenses incurred by the Trust.

Sales and marketing expense was $585,000 for the six months ended July 31, 2010, a decrease of $131,000, or 18.3%, from the prior year period total of $716,000.  The decrease was primarily due to reduced centralized marketing expenditures, including internet-based marketing.

Total interest expense was $792,000 for the six months ended July 31, 2010, an increase of $33,000, or 4.4%, from the prior year period total of $759,000.  Interest on mortgage notes payable increased $18,000, or 2.4%, to $771,000 for the six months ended July 31, 2010, due primarily to higher loan balances due to the refinancing of the Albuquerque and Yuma property mortgages.  Interest on other notes payable increased $16,000, or over 100.0%, to $21,000 for the six months ended July 31, 2010, due primarily to notes payable entered into during the last half of fiscal year 2010 to repurchase shares of beneficial interest.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2009

A summary of the operating results for the three months ended July 31, 2010 and 2009 is:

	2010	2009	Change	% Change
Revenue	$3,499,517	$3,981,314	$(481,797)	(12.1)%
Operating Loss	$(647,303)	$(541,159)	$(106,144)	(19.6)%
Total Expenses	$4,549,293	$4,899,144	$(349,851)	(7.1)%
Net Loss Attributable to Controlling Interest	$(785,446)	$(644,555)	$(140,891)	(21.9)%
Net Loss Per Share – Basic and Diluted	$(0.09)	$(0.07)	$(0.02)	(28.6)%

For the three months ended July 31, 2010, our total revenue was $3.5 million, a decrease of $482,000, or 12.1%, compared with the prior year period total of $4.0 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 13.4% to $2.7 million for the three months ended July 31, 2010, from $3.2 million for the three months ended July 31, 2009. Hotel operations, including Food and Beverage operations, experienced decreases in revenues during the second quarter of fiscal year 2011 due to lower occupancy and increased rate pressure, most prominently at our Yuma, Arizona location as a result of increased supply in the area. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in the hotel industry.

Total expenses were $4.5 million for the three months ended July 31, 2010, a decrease of $350,000, or 7.1%, from the prior year period total of $4.9 million.  Total operating expenses were $4.1 million for the three months ended July 31, 2010, a decrease of $376,000, or 8.3%, from the prior year period total of $4.5 million.  The majority of the hotel operating expenses decreased due to lower occupancy.

General and administrative expense was $708,000 for the three months ended July 31, 2010, a decrease of $26,000, or 3.5%, from the prior year period total of $734,000. The decrease was primarily due to reduced professional fees and salary expenses incurred by the Trust.

Sales and marketing expense was $280,000 for the three months ended July 31, 2010, a decrease of $95,000, or 25.2%, from the prior year period total of $375,000.  The decrease was primarily due to reduced centralized marketing expenditures, including internet-based marketing.

Total interest expense was $402,000 for the three months ended July 31, 2010, an increase of $26,000, or 6.9%, from the prior year period total of $377,000.  Interest on mortgage notes payable increased $17,000, or 4.4%, to $392,000 for the three months ended July 31, 2010, due primarily to higher loan balances due to the refinancing of the Albuquerque and Yuma property mortgages.

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

	For the Six Months Ended July 31,		For the Three Months Ended July 31,
	2010	2009	2010	2009
Net Loss Attributable to Controlling Interest	$(688,208)	$(111,113)	$(785,446)	$(644,555)
Hotel Property Depreciation	935,238	982,305	465,494	487,402
Loss on Disposition of Hotels	450	690	249	101
Non-Controlling Interest Share of Depreciation and Loss on Dispositions	(205,642)	(216,609)	(102,170)	(106,627)
Funds from Operations	$41,838	$655,273	$(421,873)	$(263,679)

FFO decreased approximately $613,000 for the six month period ended July 31, 2010, reflecting a decrease of 93.6% when compared to the prior year period. The decrease was primarily due to lower occupancies and room rates resulting in less revenue during the period.

FFO decreased approximately $158,000 for the three month period ended July 31, 2010, reflecting a decrease of 60.0% when compared to the prior year period. The decrease was primarily due to lower occupancies and room rates resulting in less revenue during the period.

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

We have principal of $417,008 due and payable for the remainder of fiscal year 2011 under mortgage notes payable. For the period between August 1, 2010 and July 31, 2011, we have principal of $8,297,564 due and payable under mortgage notes payable. The mortgage note payable secured by the Ontario, California property matures in May 2011, at which time a final principal payment of approximately $7.5 million will be due.  We will actively seek to either extend our current loan agreement or refinance the balance with another lender.  Our ability to extend or refinance the Ontario note will depend on several factors, including the condition of credit markets and economic trends in both the hospitality industry in general and at the property specifically.  We anticipate that current cash balances, future cash flows from operations and available credit will be sufficient to satisfy obligations related to the other four mortgages as they become due. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

On August 1, 2010, the Partnership established a $1.0 million line of credit with Rare Earth Financial, LLC, an affiliate of Mr. Wirth.  The line of credit bears interest of 7.0% per annum on advances, with monthly interest-only payments, and matures on March 1, 2012.  The agreement requires the Partnership to repay 50% of any principal outstanding under the line of credit on March 1, 2011, with the remaining 50% due on April 1, 2011.  Beginning on June 1, 2011, the Partnership may resume receiving advances under the line of credit through the maturity date.

On March 3, 2008, we established an $850,000 revolving line of credit, replacing a $750,000 line of credit that matured on May 18, 2008. The line of credit, with an original maturity date of July 15, 2009, had no financial covenants and bore interest at Wall Street Journal prime. During the second quarter of fiscal year 2010, we extended the maturity date of the line of credit to June 30, 2010.  The line of credit agreement was not extended by the bank and therefore expired on June 30, 2010.  The Trust’s management is currently negotiating a new bank line of credit.

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

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the Hotels’ room revenues. The Fund is restricted by the mortgage lender for four of our properties. As of July 31, 2010, $82,536 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2010, the Hotels spent $427,234 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $625,050 and $595,322 during the six-month periods ended July 31, 2010 and 2009, respectively, on repairs and maintenance.  The Hotels spent $298,036 and $307,132 during the three-month periods ended July 31, 2010 and 2009, respectively, on repairs and maintenance.  These amounts have been charged to expense as incurred.

As of July 31, 2010, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, and other matters; and (vi) trends affecting our or any Hotel’s financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended July 31, 2010, we acquired 16,055 Shares of Beneficial Interest in open market transactions at an average price of $1.58 per share. We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 352,067 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 – May 31, 2010	6,720	$1.58	6,720	361,402
June 1 – June 30, 2010	7,320	$1.60	7,320	354,082
July 1 – July 31, 2010	2,015	$1.45	2,015	352,067

.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. James F. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth Financial, LLC ("Rare Earth") to sell additional units in Albuquerque Suite Hospitality, LLC ("Albuquerque").  Rare Earth is an affiliate of Mr. Wirth, the Trust's Chairman, President and Chief Executive Officer.  On August 30, 2010, an agreement was executed by and among the Partnership, the Trust, Rare Earth, Albuquerque and Mr. Wirth.  Under the agreement, Rare Earth will either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity.  Additionally, if more than 51% of the membership interests are sold, Rare Earth will receive a $320,000 syndication fee.  If less than 51% of the membership interests are sold, Rare Earth will receive a syndication fee equal to 8% of the actual membership interests sold.  Rare Earth will receive its fee in either cash, to be paid from new member subscriptions, or additional units in the Albuquerque entity.  The Partnership is making available for sale all of its 295 membership units in the Albuquerque entity for $10,000 per unit.

ITEM 6. EXHIBITS

a)	Exhibits

10.1	Line of Credit Agreement, dated August 1, 2010, between RRF Limited Partnership and Rare Earth Financial, LLC
10.2
Albuquerque Suite Hospitality, LLC Restructuring Agreement , dated as of August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC

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

INNSUITES HOSPITALITY TRUST

Dated:	September 3, 2010	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	September 3, 2010	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer