Form 10-Q
period 2010-10-31
INNSUITES HOSPITALITY TRUST
filed 2010-12-09
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of November 30, 2010: 8,557,763

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2010	JANUARY 31, 2010
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$87,213	$406,385
Restricted Cash	66,898	81,421
Accounts Receivable, including $103,202 and $179,818 from related parties and net of Allowance for Doubtful Accounts of $27,000 and $39,000, as of October 31, and January 31, 2010, respectively	293,754	439,167
Prepaid Expenses and Other Current Assets	347,833	495,537
Total Current Assets	795,698	1,422,510
Hotel Properties, net	26,056,955	26,722,832
Property, Plant and Equipment, net	156,457	177,183
Deferred Finance Costs and Other Assets	153,154	151,791
TOTAL ASSETS	$27,162,264	$28,474,316

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,431,408	$1,846,455
Notes Payable to Banks	—	110,137
Current Portion of Mortgage Notes Payable	8,256,621	826,249
Current Portion of Other Notes Payable	174,210	165,326
Total Current Liabilities	9,862,239	2,948,167
Mortgage Notes Payable	14,034,459	21,080,705
Other Notes Payable	348,772	480,553

TOTAL LIABILITIES	24,245,470	24,509,425

Commitments and Contingencies (See Note 8)	—	—

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,562,008 and 8,605,426 shares issued and outstanding at October 31, and January 31, 2010, respectively	15,177,932	15,903,170
Treasury Stock, 8,224,738 and 8,181,323 shares held at October 31, and January 31, 2010, respectively	(11,431,757)	(11,368,630)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,746,175	4,534,540
NON-CONTROLLING INTEREST	(829,381)	(569,649)
TOTAL EQUITY	2,916,794	3,964,891
TOTAL LIABILITIES AND EQUITY	$27,162,264	$28,474,316

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2010	2009

REVENUE
Room	$8,953,276	$9,910,061
Food and Beverage	601,953	668,429
Telecommunications	13,183	11,109
Other	156,199	226,051
Management and Trademark Fees, including $179,738 and $267,131 from related parties for the nine months ended October 31, 2010 and 2009, respectively	184,411	271,301
Payroll Reimbursements, Related Party	1,844,845	1,999,574
TOTAL REVENUE	11,753,867	13,086,525

OPERATING EXPENSES
Room	2,474,675	2,607,857
Food and Beverage	581,977	577,441
Telecommunications	48,006	30,334
General and Administrative	2,177,047	2,240,594
Sales and Marketing	878,471	1,007,895
Repairs and Maintenance	884,216	891,619
Hospitality	536,457	558,857
Utilities	892,948	923,500
Hotel Property Depreciation	1,400,263	1,460,517
Real Estate and Personal Property Taxes, Insurance and Ground Rent	693,116	771,981
Other	11,990	6,373
Payroll Expenses, Related Party	1,844,845	1,999,574
TOTAL OPERATING EXPENSES	12,424,011	13,076,542
OPERATING INCOME (LOSS)	(670,144)	9,983
Interest Income	1,289	11,279
TOTAL OTHER INCOME	1,289	11,279
Interest on Mortgage Notes Payable	1,161,497	1,151,811
Interest on Notes Payable to Banks	—	9,040
Interest on Other Notes Payable	31,068	9,759
TOTAL INTEREST EXPENSE	1,192,565	1,170,610

CONSOLIDATED LOSS BEFORE INCOME TAX PROVISION	(1,861,420)	(1,149,348)
INCOME TAX (PROVISION) BENEFIT	—	35,828
CONSOLIDATED NET LOSS	(1,861,420)	(1,113,520)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(498,390)	(481,007)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,363,030)	$(632,513)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.16)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,585,841	8,910,921

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2010	2009

REVENUE
Room	$2,650,583	$2,665,710
Food and Beverage	124,331	151,907
Telecommunications	2,277	3,181
Other	39,812	64,880
Management and Trademark Fees, including $45,551 and $79,408 from related parties for the three months ended October 31, 2010 and 2009, respectively	46,923	80,219
Payroll Reimbursements, Related Party	470,719	652,053
TOTAL REVENUE	3,334,645	3,617,950

OPERATING EXPENSES
Room	793,434	769,558
Food and Beverage	173,704	163,634
Telecommunications	9,688	9,952
General and Administrative	664,492	655,300
Sales and Marketing	293,422	291,829
Repairs and Maintenance	259,166	296,297
Hospitality	165,507	160,133
Utilities	318,678	301,167
Hotel Property Depreciation	465,025	478,212
Real Estate and Personal Property Taxes, Insurance and Ground Rent	213,028	229,159
Other	1,168	1,401
Payroll Expenses, Related Party	470,719	652,053
TOTAL OPERATING EXPENSES	3,828,031	4,008,695
OPERATING LOSS	(493,386)	(390,745)
Interest Income	56	1,353
TOTAL OTHER INCOME	56	1,353
Interest on Mortgage Notes Payable	390,966	399,465
Interest on Notes Payable to Banks	—	7,785
Interest on Other Notes Payable	9,639	4,608
TOTAL INTEREST EXPENSE	400,605	411,858

CONSOLIDATED LOSS BEFORE INCOME TAX PROVISION	(893,935)	(801,250)
INCOME TAX (PROVISION) BENEFIT	—	35,828
CONSOLIDATED NET LOSS	(893,935)	(765,422)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(219,113)	(243,222)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(674,822)	$(522,200)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.08)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,573,949	8,813,565

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,861,420)	$(1,113,520)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided By Operating Activities:
Provision for Uncollectible Receivables	(12,361)	9,401
Stock-Based Compensation	36,450	17,550
Hotel Property Depreciation	1,400,263	1,460,517
Loss on Disposal of Hotel Properties	675	1,100
Amortization of Deferred Loan Fees	32,585	53,546
Changes in Assets and Liabilities:
Accounts Receivable	157,774	(29,886)
Prepaid Expenses and Other Assets	142,704	(5,408)
Accounts Payable and Accrued Expenses	(415,047)	(516,968)
NET CASH USED IN OPERATING ACTIVITIES	(518,377)	(123,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Investment Interest	840,000	—
Change in Restricted Cash	14,523	21,614
Improvements and Additions to Hotel Properties	(714,335)	(698,969)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	140,188	(677,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	(28,948)	—
Principal Payments on Mortgage Notes Payable	(615,874)	(1,474,090)
Net Proceeds from Refinancings of Mortgage Notes Payable	1,000,000	1,500,000
Payments on Notes Payable to Banks	(483,930)	(4,222,254)
Borrowings on Notes Payable to Banks	373,793	4,242,992
Repurchase of Treasury Stock	(63,127)	(78,762)
Repurchase of Partnership Units	—	(98)
Payments on Other Notes Payable	(122,897)	(29,025)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	59,017	(61,237)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(319,172)	(862,260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	406,385	1,141,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,213	$279,260

See Supplemental Disclosures at Note 7

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31 AND JANUARY 31, 2010
AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at October 31, 2010 owned four hotels through a partnership interest in RRF Limited Partnership (the “Partnership”) and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as three hotels with an aggregate of 439 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the three hotels owned by affiliates of Mr. Wirth with an aggregate of 439 suites and two unrelated hotel properties with 288 suites.  During the second quarter of fiscal year 2011, one of Mr. Wirth’s hotels was sold to an unrelated third party which signed a licensing agreement with InnSuites Hotels on substantially the same terms, except that fees for the first year were waived.  Under the licensing agreements with affiliates of Mr. Wirth and one of the unrelated properties, InnSuites Hotels receives a fixed monthly fee based on the number of units in the hotel property in exchange for use of the “InnSuites” trademark. Under the licensing agreement with the other unrelated property, InnSuites Hotels receives a revenue-based monthly fee in exchange for the use of the trademark.

The Trust’s general partnership interest in the Partnership was 71.41% as of both October 31 and January 31, 2010.  The weighted average for the nine months ended October 31, 2010 and 2009 was 71.41% and 71.21%, respectively.  The weighted average for the three months ended October 31, 2010 and 2009 was 71.41% and 71.41%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 369,391 Class A limited partnership units were issued and outstanding as of both October 31 and January 31, 2010. Additionally, as of October 31 and January 31, 2010, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees of the Trust, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,777,329 Shares of Beneficial Interest of the Trust as of October 31, 2010. The Trust held 9,434,188 General Partner Units as of both October 31 and January 31, 2010.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ended January 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2010.

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

Hotel operations are significantly affected by occupancy and room rates, which decreased from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

We have principal of $210,368 due and payable for the remainder of fiscal year 2011 under mortgage notes payable. For the period between November 1, 2010 and October 31, 2011, we have principal of $8,256,621 due and payable under mortgage notes payable. The mortgage note payable secured by the Ontario, California property matures in May 2011, at which time a final principal payment of approximately $7.5 million will be due.  We will actively seek to either extend our current loan agreement or refinance the balance with another lender.  Our ability to extend or refinance the Ontario note will depend on several factors, including the condition of credit markets and economic trends in both the hospitality industry in general and at the property specifically.  We anticipate that current cash balances, future cash flows from operations and available credit will be sufficient to satisfy obligations related to the other four mortgages as they become due. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2011 (November 1, 2010 through January 31, 2011), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due in the last quarter of  fiscal year 2011. Based on this projection, the Trust negotiated a new $500,000 bank line of credit subsequent to October 31, 2010, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2011.  See Note 5 – “Note payable to bank”.

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

For the three and nine month periods ended October 31, 2010 and 2009, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,777,329 and 3,803,989 for the third quarter of fiscal year 2011 and 2010, respectively.  The aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,777,329 for the first nine months of both fiscal year 2011 and 2010.  For the three-month and nine-month periods ended October 31, 2010 and 2009, the Class A and Class B limited partnership units were antidilutive.  Therefore, a reconciliation of basic and diluted loss per share is not included.

3. STOCK-BASED COMPENSATION

For the nine months ended October 31, 2010, the Trust recognized expenses of $36,450 related to stock-based compensation. During the nine months ended October 31, 2009, the Trust recognized expense of $17,550.  The Trust did not issue any restricted shares during the first nine months of fiscal year 2011.

The following table summarizes restricted share activity during the nine months ended October 31, 2010:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2010	36,000	$1.35
Granted	—	—
Vested	(27,000)	$1.35
Forfeited	—	—
Balance of unvested awards at October 31, 2010	9,000	$1.35

No cash was paid out or received by the Trust relating to restricted share awards during the nine months ended October 31, 2010 or 2009.

4. RELATED PARTY TRANSACTIONS

As of October 31, 2010 and 2009, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2010 and 2009, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $1.8 million and $2.0 million for the nine months ended October 31, 2010 and 2009, respectively.  The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $471,000 and $652,000 for the three months ended October 31, 2010 and 2009, respectively.

On August 1, 2010, the Partnership established a $1.0 million line of credit with Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth.  The line of credit bears interest of 7.0% per annum on advances, with monthly interest-only payments, and terminates on March 1, 2012.  The agreement requires the Partnership to repay 50% of any principal outstanding under the line of credit on March 1, 2011, with the remaining 50% due on April 1, 2011.  Beginning on June 1, 2011, the Partnership may resume receiving advances under the line of credit through the termination date.  As of October 31, 2010, the Partnership had drawn no funds under the line of credit.  On November 29, 2010, the Partnership terminated its line of credit agreement with Rare Earth Financial, LLC.

See Note 6 – “Sale of Partial Interest in Albuquerque Suite Hospitality, LLC” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

On March 3, 2008, we established an $850,000 revolving line of credit, which was amended during the second quarter of fiscal year 2010 to extend the maturity date of the line of credit to June 30, 2010.  The line of credit agreement was not further extended by the bank and therefore expired on June 30, 2010.

On November 23, 2010, the Trust established a new revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 2.75% per annum with a 6.0% rate floor, has no financial covenants and matures on May 23, 2011.  If the Trust maintains bank balances of at least $250,000 with the lender, the line of credit bears interest at the prime rate plus 1.0% with a 6.0% rate floor.  The line is secured by a junior security interest in the Yuma, Arizona property and by the Trust's accounts receivable.  Mr. Wirth is a guarantor on the new line of credit.

6.  SALE OF MEMBERSHIP INTERESTS IN ALBUQUERQUE SUITE HOSPITALITY, LLC

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth, an affiliate of Mr. Wirth, to sell additional units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico property.  Under the agreement, Rare Earth will either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity and the parties agreed to restructure the current operating agreement of the Albuquerque entity.  A total of 400 units are available for sale for $10,000 per unit, with a two unit minimum subscription, which sales will be made solely through private transactions in accordance with the federal securities laws.  On October 29, 2010, the parties revised the operating agreement.

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing distribution preference rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Albuquerque entity.  Rare Earth is also entitled to a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, if at least 160 units are sold.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

On July 29, 2010, the Partnership sold approximately 12% of its membership interests in the Albuquerque entity for $400,000.  The buyer was Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  During the third quarter ended October 31, 2010, the Partnership sold approximately 12% of its membership interests in the Albuquerque entity for $420,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  These dispositions were accounted for as equity transactions in these consolidated financial statements. Therefore, no gain or loss was recognized as a result of these transactions.  As of October 31, 2010, the Partnership holds 74.93%, Mr. Wirth and his affiliates hold 11.94%, and other parties hold 13.13% of the membership interests in the Albuquerque entity.  Also, through December 7, 2010, the Partnership sold an additional 21.0% of its membership interests in the Albuquerque entity to unrelated third parties in exchange for additional cash proceeds of $705,000.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,155,651 and $1,126,870 in cash for interest for the nine months ended October 31, 2010 and 2009, respectively.

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

8.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the nine months ended October 31, 2010 was $154,313, plus a variable component based on gross revenues of each property that totaled approximately $58,130.  Total expense associated with the non-cancelable ground leases for the nine months ended October 31, 2009 was $152,774, plus a variable component based on gross revenues of each property that totaled approximately $57,578.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $17,647 and $6,156 of general and administrative expense related to the lease during the nine-month period ended October 31, 2010 and 2009, respectively.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2011	$58,539
2012	234,156
2013	238,556
2014	246,555
2015	226,955
Thereafter	5,319,615

Total	$6,324,376

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

LIQUIDITY AND CAPITAL RESOURCES

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

Hotel operations are significantly affected by occupancy and room rates, which decreased from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

We have principal of $210,368 due and payable for the remainder of fiscal year 2011 under mortgage notes payable. For the period between November 1, 2010 and October 31, 2011, we have principal of $8,256,621 due and payable under mortgage notes payable. The mortgage note payable secured by the Ontario, California property matures in May 2011, at which time a final principal payment of approximately $7.5 million will be due.  We will actively seek to either extend our current loan agreement or refinance the balance with another lender.  Our ability to extend or refinance the Ontario note will depend on several factors, including the condition of credit markets and economic trends in both the hospitality industry in general and at the property specifically.  We anticipate that current cash balances, future cash flows from operations and available credit will be sufficient to satisfy obligations related to the other four mortgages as they become due. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

On August 1, 2010, the Partnership established a $1.0 million line of credit with Rare Earth Financial, LLC, an affiliate of Mr. Wirth.  The line of credit bears interest of 7.0% per annum on advances, with monthly interest-only payments, and terminates on March 1, 2012.  The agreement requires the Partnership to repay 50% of any principal outstanding under the line of credit on March 1, 2011, with the remaining 50% due on April 1, 2011.  Beginning on June 1, 2011, the Partnership may resume receiving advances under the line of credit through the termination date.  As of October 31, 2010, the Partnership had drawn no funds under the line of credit.  On November 29, 2010, the Partnership terminated the line of credit agreement.

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

On November 23, 2010, the Trust established a new revolving bank line of credit agreement, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 2.75% per annum, has no financial covenants and matures on May 23, 2011.  If the Trust maintains bank balances of at least $250,000 with the lender, the line of credit bears interest at the prime rate plus 1.0% with a 6.0% rate floor.  The line is secured by a junior security interest in the Yuma, Arizona property and by the Trust's accounts receivable.  Mr. Wirth is a guarantor on the new line of credit.

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

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the Hotels’ room revenues. The Fund is restricted by the mortgage lender for four of our properties. As of October 31, 2010, $66,898 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2010, the Hotels spent $714,335 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $884,216 and $891,619 during the nine-month periods ended October 31, 2010 and 2009, respectively, on repairs and maintenance.  The Hotels spent $259,166 and $296,297 during the three-month periods ended October 31, 2010 and 2009, respectively, on repairs and maintenance.  These amounts have been charged to expense as incurred.

As of October 31, 2010, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMEX

On September 30, 2010, the Trust received a letter from the NYSE Amex LLC (the "NYSE Amex") informing the Trust that the staff of the NYSE Amex's Corporate Compliance Department has determined that the Trust is not in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide due to the Trust having stockholders' equity of less than $4.0 million.

The NYSE Amex's letter informed the Trust that, to maintain its listing, it must submit a plan of compliance by November 1, 2010, addressing how it intends to regain compliance with the NYSE Amex's continued listing standards within a maximum of 18 months.  The NYSE Amex's letter provides that if the plan submitted by the Trust is accepted by the NYSE Amex, the Trust may be able to continue its listing during the 18-month plan period, during which time it will be subject to periodic review to determine whether it is making progress consistent with the Trust's plan.

The Trust submitted its plan on November 1, 2010.  The plan includes improved hotel operating profits as the economy and hospitality industry continue to recover, the sale of membership interests in the Albuquerque entity above carrying value, and the potential sale of membership interests in other hotel properties owned by the Trust and Partnership above carrying value.  The Trust expects to regain compliance within the 18-month plan period.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 54.5% for the nine months ended October 31, 2010, a decrease of 4.1% from the prior year same period. ADR decreased $2.07, or 2.8%, to $71.41. The decrease in ADR and reduced occupancy resulted in a decrease of $4.16, or 9.7%, in REVPAR to $38.90 from $43.06 in the prior year period. The decrease in occupancy is due to the downward trend in our economy, which caused less vacation and fewer business travelers.

The following table shows occupany, ADR and REVPAR for the periods indicated:

	FOR THE NINE MONTHS ENDED
	October 31, 2010
	2010	2009
OCCUPANCY	54.5%	58.6%
AVERAGE DAILY RATE (ADR)	$71.41	$73.48
REVENUE PER AVAILABLE ROOM (REVPAR)	$38.90	$43.06

No assurance can be given that the trends reflected in this data will improve or that occupancy, ADR or REVPAR will not continue to decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the current global economic conditions to negatively affect our business at least through the end of this current fiscal year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2010 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2009

A summary of the operating results for the nine months ended October 31, 2010 and 2009 is:

	2010	2009	Change	% Change
Revenue	$11,753,867	$13,086,525	$(1,332,658)	(10.2)%
Operating Income (Loss)	$(670,144)	$9,983	$(680,127)	>(100.0)%
Total Expenses	$13,616,576	$14,247,152	$(630,576)	(4.4)%
Net Loss Attributable to Controlling Interest	$(1,363,030)	$(632,513)	$(730,517)	>(100.0)%
Net Loss Per Share – Basic and Diluted	$(0.16)	$(0.07)	$(0.09)	>(100.0)%

For the nine months ended October 31, 2010, our total revenue was $11.8 million, a decrease of $1.3 million, or 10.2%, compared with the prior year period total of $13.1 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 10.1% to $9.7 million for the nine months ended October 31, 2010, from $10.8 million for the nine months ended October 31, 2009. Hotel operations, including Food and Beverage operations, experienced decreases in revenues during the first nine months of fiscal year 2011 due to lower occupancy and increased rate pressure, most prominently at our Yuma, Arizona location as a result of increased supply in the area. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in the hotel industry.

Total expenses were $13.6 million for the nine months ended October 31, 2010, a decrease of $631,000, or 4.4%, from the prior year period total of $14.2 million.  Total operating expenses were $12.4 million for the nine months ended October 31, 2010, a decrease of $653,000, or 5.0%, from the prior year period total of $13.1 million.  The majority of the hotel operating expenses decreased due to lower occupancy.

General and administrative expense was $2.2 million for the nine months ended October 31, 2010, consistent with the prior year period.

Total interest expense was $1.2 million for the nine months ended October 31, 2010, consistent with the prior year period.  Interest on other notes payable increased $21,000, or over 100.0%, to $31,000 for the nine months ended October 31, 2010, due primarily to notes payable entered into during the last half of fiscal year 2010 to repurchase shares of beneficial interest.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2009

A summary of the operating results for the three months ended October 31, 2010 and 2009 is:

	2010	2009	Change	% Change
Revenue	$3,334,645	$3,617,950	$(283,305)	(7.8)%
Operating Loss	$(493,386)	$(390,745)	$(102,640)	(26.3)%
Total Expenses	$4,228,636	$4,420,554	$(191,917)	(4.3)%
Net Loss Attributable to Controlling Interest	$(674,822)	$(522,200)	$(152,622)	(29.2)%
Net Loss Per Share – Basic and Diluted	$(0.08)	$(0.06)	$(0.02)	(33.3)%

For the three months ended October 31, 2010, our total revenue was $3.3 million, a decrease of $283,000, or 7.8%, compared with the prior year period total of $3.6 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 2.4% to $2.8 million for the three months ended October 31, 2010, from $2.9 million for the three months ended October 31, 2009. Hotel operations, including Food and Beverage operations, experienced decreases in revenues during the third quarter of fiscal year 2011, although to a lesser extent then in the previous two quarters, due to lower occupancy and increased rate pressure, most prominently at our Yuma, Arizona location as a result of increased supply in the area. Expenses may not decline proportionately with a decline in revenues due to a high degree of operational and financial leverage in the hotel industry.

Total expenses were $4.2 million for the three months ended October 31, 2010, a decrease of $192,000, or 4.3%, from the prior year period total of $4.4 million.  Total operating expenses were $3.8 million for the three months ended October 31, 2010, a decrease of $181,000, or 4.5%, from the prior year period total of $4.0 million.  The majority of the hotel operating expenses decreased due to lower occupancy.

General and administrative expense was $664,000 for the three months ended October 31, 2010, consistent with the prior year period.

Total interest expense was $401,000 for the three months ended October 31, 2010, consistent with the prior year period.

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

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2010	2009	2010	2009
Net Loss Attributable to Controlling Interest	$(1,363,030)	$(632,513)	$(674,822)	$(522,200)
Hotel Property Depreciation	1,400,263	1,460,517	465,025	478,212
Loss on Disposition of Hotels	675	1,100	225	410
Non-Controlling Interest Share of Depreciation and Loss on Dispositions	(307,468)	(320,526)	(101,826)	(104,014)
Funds from Operations	$(269,560)	$508,578	$(311,398)	$(147,592)

FFO decreased approximately $778,000 for the nine month period ended October 31, 2010, reflecting a decrease of over 100% when compared to the prior year period. The decrease was primarily due to lower occupancies and room rates resulting in less revenue during the period.

FFO decreased approximately $164,000 for the three month period ended October 31, 2010, reflecting a decrease of over 100.0% when compared to the prior year period. The decrease was primarily due to lower occupancies and room rates resulting in less revenue during the period.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. (See Note 2 - “Summary of Significant Accounting Policies.”)

SEASONALITY

The Hotels’ operations historically have been seasonal. The three southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest period of occupancy at those three southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in our quarterly revenue. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of our hotel business. To the extent that cash flows from operations are insufficient during any quarter, because of temporary or seasonal fluctuations in revenue, we may utilize cash on hand or borrowings to make distributions to our shareholders or to meet operating needs. No assurance can be given that we will make distributions in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended October 31, 2010, we acquired 16,610 Shares of Beneficial Interest in open market transactions at an average price of $1.33 per share. We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 335,457 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 – August 31, 2010	2,600	$1.27	2,600	349,467
September 1 – September 30, 2010	3,410	$1.34	3,410	346,057
October 1 – October 31, 2010	10,600	$1.34	10,600	335,457

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

10.1	Revolving Bank Line of Credit Promissory Note Dated November 23, 2010
10.2	Revolving Bank Line of Credit Business Loan Agreement Dated November 23, 2010
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	December 9, 2010	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	December 9, 2010	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer