Form 10-K
period 2011-01-31
INNSUITES HOSPITALITY TRUST
filed 2011-04-29
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011.

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

Large Accelerated Filer ☐        Accelerated Filer  ☐             Non-Accelerated Filer  ☐        Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 30, 2010, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE Amex:  $2,628,546.

Number of Shares of Beneficial Interest outstanding as of April 15, 2011:  8,577,583.

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2011 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof)

PART I

Item 1.                      BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for eight hotels, and provides trademark license services for ten hotels.  On January 31, 2011, the Trust owned a 71.41% sole general partner interest in the Partnership, which wholly-owned three InnSuites® hotels located in Arizona and southern California and owned a 33.32% interest in one InnSuites® hotel located in New Mexico.  The Trust also owned one InnSuites® hotel located in Yuma, Arizona (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly owned subsidiary of the Trust, provides management services for the Hotels and three hotels owned by affiliates of James F. Wirth, the Trust’s Chairman, President and Chief Executive Officer.  InnSuites Hotels also provides trademark and licensing services to the Hotels, three hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.  The Trust has 368 employees.

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

The Trust believes that a significant opportunity for revenue growth and profitability will arise from the skillful management of the Trust’s Hotels or managed hotel properties for both increased occupancy and rates.  The Trust’s primary business objectives are to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders.  The Trust seeks to achieve these objectives through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites® hotels and the “InnSuites Boutique Hotel Collection” brands in the southwestern region of the United States.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels provides the personnel for the Hotels, the expenses of which are reimbursed at cost, and manages the Hotels’ daily operations.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.    During the first eleven months of fiscal year 2010, InnSuites Hotels received 2.5% of room revenue from the four hotels (reduced to three as of July 28, 2010) owned by affiliates of Mr. Wirth in exchange for management services and an additional monthly accounting fee of $2,000. Beginning January 1, 2010 and effective through January 31, 2011, the management fees for these hotels remained at 2.5% of room revenue and the annual accounting fee was adjusted to $27,000, payable $1,000 per month with an additional payment of $15,000 due at year end for annual accounting closing activities.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels.  All such fees between InnSuites Hotels and the Partnership have been eliminated in consolidation.  During the first eleven months of fiscal year 2010, InnSuites Hotels received 1.25% of room revenue from the four hotels (reduced to three as of July 28, 2010) owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark.  Effective January 1, 2010 and through January 31, 2011, the fees for hotels owned by affiliates of Mr. Wirth were amended to a per-room calculation, with fees equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the amount above 100 rooms. These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership.   InnSuites Hotels received 0.5% of room revenue from the unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2011 and 2010.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice.

FRANCHISE AGREEMENTS

InnSuites Hotels has entered into franchise arrangements with Best Western International with respect to four of the Hotels.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party franchise agreements received significant reservations through the Best Western reservation system.  The Trust incurred $324,084 and $290,224 in total fees related to these agreements for the twelve months ended January 31, 2011 and 2010, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive.  The Trust expects the major challenge for fiscal year 2012 to be the overall economy and strong competition for all business in the markets in which it operates, which may affect the Trust’s ability to increase room rates while maintaining market share.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

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

REGULATION

The Trust is subject to numerous federal, state and local government laws and regulations affecting the hospitality industry, including usage, building and zoning requirements.  A violation of any of those laws and regulations or increased government regulation could require the Trust to make unplanned expenditures which may result in higher operating costs.  In addition, the Trust’s success in expanding our hotel operations depends upon its ability to obtain necessary building permits and zoning variances from local authorities.  Compliance with these laws is time intensive and costly and may reduce the Trust’s revenues and operating income.

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

Lastly, the Trust collects and maintains information relating to its guests for various business purposes, including maintaining guest preferences to enhance the Trust’s customer service and for marketing and promotional purposes.  The collection and use of personal data are governed by privacy laws and regulations.  Compliance with applicable privacy regulations may increase the Trust’s operating costs and/or adversely impact its ability to service its guests and market its products, properties and services to its guests. In addition, non-compliance with applicable privacy regulations by the Trust (or in some circumstances non-compliance by third parties engaged by the Trust) could result in fines or restrictions on its use or transfer of data.

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

Item 2.                      PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020 in a space leased by the Trust from a third party.  On January 31, 2011, the Partnership wholly owned three Hotels and 33.32% of a fourth Hotel, and the Trust owned one Hotel.  All of the Hotels are operated as InnSuites® Hotels, while four are also marketed as Best Western® Hotels.  All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION (1)	PERCENT OWNERSHIP BY THE TRUST

InnSuites Hotel and Suites Airport Albuquerque Best Western	101	1975/1985	2004	23.79% (2)

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2005	71.41% (3)

InnSuites Hotels and Suites Yuma Best Western	166	1982/1984	2010	99.9% (4)

InnSuites Hotel and Suites Ontario Airport Best Western	150	1990	2005	71.41% (3)

InnSuites Hotels and Suites Tucson St. Mary’s	267	1960/1971	2006	71.41% (3)

Total suites	843

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites.
(2) The Partnership owns a 33.32% interest in the Albuquerque, New Mexico Hotel.  The Trust owns a 71.41% general partner interest in the Partnership.
(3) The Partnership owns a 100% interest in the two Tucson, Arizona and the Ontario, California Hotels.  The Trust owns a 71.41% general partner interest in the Partnership.
(4) The Trust holds a direct 99.9% ownership interest in the Yuma, Arizona Hotel.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” herein for a discussion of occupancy rates at the Hotels.

See Note 8 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

Item 3.                      LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings.

Item 4.                      REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST PURCHASES OF SHARES

The Trust’s Shares of Beneficial Interest are traded on the NYSE Amex under the symbol “IHT.” On April 15, 2011, the Trust had 8,577,583 shares outstanding and 421 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the NYSE Amex, as well as dividends declared thereon:

Fiscal Year 2011	High	Low	Dividends
First Quarter	1.45	1.12	—
Second Quarter	1.55	1.21	—
Third Quarter	1.52	1.06	—
Fourth Quarter	1.55	1.10	.01

Fiscal Year 2010	High	Low	Dividends
First Quarter	1.53	0.79	—
Second Quarter	2.00	1.01	—
Third Quarter	1.40	1.00	—
Fourth Quarter	1.85	0.97	.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2011 and 2010, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust has paid dividends each fiscal year since its inception in 1971.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2011, the Trust acquired 15,225 Shares of Beneficial Interest in open market transactions at an average price of $1.62 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Amex requirements.  The Trust remains authorized to repurchase an additional 320,232 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 – November 30, 2010	5,945	$1.57	5,945	329,512
December 1 – December 31, 2010	5,840	$1.65	5,840	323,672
January 1 – January 31, 2011	3,440	$1.65	3,440	320,232
Total	15,225		15,225

See Part III, Item 12 for a description of our equity compensation plans.

Item 6.                      SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2011, the InnSuites system included five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through franchise agreements with Best Western.  All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

Our operations consist of one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels.  In addition, we receive management fees, trademark license fees and reservation fees from three hotels owned by Mr. Wirth and his affiliates and trademark license fees from one hotel owned by a non-related third party.

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

Weak economic conditions, both generally and specifically in the travel industry, had a negative impact on our operations in fiscal years 2011 and 2010.  We anticipate moderate improvement in these conditions during fiscal year 2012. We expect moderate improvements in overall economic conditions to result in improved business and leisure travel and relatively steady room rates.  We expect the major challenge for fiscal year 2012 to be the continuation of strong competition for group and other business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.  We believe that we have positioned the hotels to remain competitive through selective refurbishment and by carrying a relatively large number of two-room suites at each location.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

The accounting policies that we believe are most critical and involve the most subjective judgments include our estimates and assumptions of future revenue and expenditures used to project hotel cash flows.  Future cash flows are used in the valuation calculation of our hotel properties to determine the recoverability (or impairment) of the carrying amounts in the event management is required to test the asset for recoverability of its carrying value under guidance codified in the Accounting Standards Codification (“ASC”) Topic 360-10-35 related to accounting for the impairment or disposal of long-lived assets.  If the carrying amount of an asset exceeds the estimated future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset.  Our evaluation of future cash flows is based on our historical experience and other factors, including certain economic conditions and committed future bookings.  See “– Critical Accounting Policies and Estimates” below.

At January 31, 2011 through our sole  general partner’s interest in the Partnership we owned a 71.41% interest in three of the Hotels and a 23.79% in one of the Hotels, and we owned a 99.9% direct interest in one Hotel.  At January 31, 2010 through our sole  general partner’s interest in the Partnership we owned a 71.41% interest in four of the Hotels and we owned a 99.9% direct interest in one Hotel.  We did not purchase any Partnership units during the year ended January 31, 2011.  We purchased 62,207 Partnership units during the year ended January 31, 2010.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  In fiscal year 2011, occupancy decreased 1.53% to 54.96% from 56.49% in the prior year.  ADR decreased by $2.15 to $71.21 in fiscal year 2011 from $73.36 in fiscal year 2010, which resulted in a decrease in REVPAR of $2.30 to $39.14 in fiscal year 2011 from $41.44 in fiscal year 2010.  The decreased occupancy and rates reflect the softened economy and travel industry during fiscal year 2011.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2011	2010

Occupancy	54.96%	56.49%

Average Daily Rate (ADR)	$ 71.21	$ 73.36

Revenue Per Available Room (REVPAR)	$ 39.14	$ 41.44

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time.  For information relating to such related party transactions see the following:

•           For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”
•           For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 8 to our Consolidated Financial Statements – “Mortgage Notes Payable.”
•           For a discussion of our equity sales and restructuring agreements involving certain related parties, see Note 3 to our Consolidated Financial Statements – “Sale of Ownership Interests
in Albuquerque Subsidiary” and Note 19 to our Consolidated Financial Statements - "Subsequent Events."
•           For a discussion of other related party transactions, see Note 14 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the year ended January 31, 2011 compared to the year ended January 31, 2010.

Overview

A summary of operating results for the fiscal years ended January 31, 2011 and 2010 is:

	2011	2010	Change	% Change
Revenue	$15,740,427	$16,924,494	$(1,184,067)	(7.0)%
Operating Loss	$(1,082,293)	$(247,794)	$(834,499)	>(100.0)%
Net Loss Attributable to Controlling Interest	$(2,007,691)	$(1,061,419)	$(946,272)	(89.2)%
Loss Per Share – Basic	$(0.23)	$(0.12)	$(0.11)	(91.7)%
Loss Per Share – Diluted	$(0.23)	$(0.12)	$(0.11)	(91.7)%

Our overall results in fiscal year 2011 were negatively affected by the challenging overall economic environment and the hospitality industry in particular.

For the twelve months ended January 31, 2011, we had total revenue of $15.7 million compared to $16.9 million for the twelve months ended January 31, 2010, a decrease of approximately $1.2 million. This decrease in total revenue is primarily due to lower occupancies and rates at the Hotels, resulting in decreased room revenues. During fiscal year 2012, we expect improvements in occupancy and modest improvements in rates. Total expenses of $18.4 million for the twelve months ended January 31, 2011 reflect a decrease of approximately $321,000 compared to total expenses of $18.7 million for the twelve months ended January 31, 2010.  The decrease was primarily due to reduced advertising expenditures and reduced payroll expense under the management contracts.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services.  General and administrative expenses of $2.9 million for the twelve months ended January 31, 2011 were consistent with the prior year.

Sales and marketing expenses decreased $170,000, or 12.9%, to $1.1 million from $1.3 million for the twelve months ended January 31, 2011 and 2010, respectively.

Total operating expenses for the twelve months ended January 31, 2011 were $16.8 million, a decrease of approximately $350,000, or 2.0%, from $17.2 million in the twelve months ended January 31, 2010.  The decrease was primarily due to reduced advertising expenditures and reduced payroll expense under the management contracts.

Total interest expense for the twelve months ended January 31, 2011 was $1.6 million, consistent with the prior year total.  Interest on other notes payable increased $21,000, or greater than 100%, to $40,000 from $19,000 during the years ended January 31, 2011 and 2010, respectively. The increase is due to large share repurchases using promissory notes in the last half of fiscal year 2010.

We had a consolidated net loss before income taxes of $2.7 million for the twelve months ended January 31, 2011, compared to $1.8 million in the prior year.  After deducting the loss allocated to the minority interest of $689,065, we had a net loss attributable to controlling interests of approximately $2.0 million for fiscal year 2011, which represented approximately $919,000 in additional net loss attributable to controlling interests as compared to the twelve months ended January 31, 2010.  Basic and diluted net loss per share was $(0.23) for the twelve months ended January 31, 2011, compared to $(0.12) for fiscal year 2010.   The change from the prior year is primarily attributable to reduced business levels at the hotel properties.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels, both of which decreased from fiscal year 2010 to 2011, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors negatively impact hotel room demand and pricing, which reduces our profit margins on rented suites.

In past years, we have relied on our cash flows from operations and hotel refinancings to meet our financial obligations as they come due. For the remainder of fiscal year 2012 (April 1, 2011 through January 31, 2012), our management has projected that cash flows from operations alone may not be sufficient  to meet all of our financial obligations as they become due during  fiscal year 2012. Based on this projection, we began syndicating up to 49% of our ownership in the Tucson Oracle hotel property by entering into a restructuring agreement on February 17, 2011.  The first funds related to this syndication were received on April 15, 2011.  The syndication will be conducted in the same manner as our Albuquerque property in fiscal year 2011.  Additionally, the Trust’s management is actively working to extend our $500,000 bank line of credit which matures in May 2011.

With the expected proceeds from the sale of ownership interests in the Tucson Oracle hotel property and the availability of the $500,000 bank line of credit, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due, assuming the extension or refinance of the mortgage note payable secured by the Ontario hotel property. The Trust’s management is currently working with the current lender to obtain a one year or longer extension on the Ontario hotel property mortgage to allow us to obtain long-term refinancing of the mortgage note during the next twelve months or longer.  The Trust’s management is also actively discussing a potential refinance with other lenders.  In addition, due to the economy, our management has analyzed other strategic options available to us, including the refinancing of another property or raising additional funds through additional minority interest sales.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2011, which could result in higher revenues and operating margins.  Challenges in fiscal year 2012 are expected to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by (used in) operating activities totaled $(679,000) and $449,000 for the years ended January 31, 2011 and 2010, respectively.  The decrease in fiscal year 2011 compared to fiscal year 2010 was due to reduced business levels and room rates at the hotel properties, reflecting the slow economy and its impact on the travel industry.

Net cash used in investing activities totaled $(1.1) million and $(861,000) for the years ended January 31, 2011 and 2010, respectively.  The increase in funds used in 2011 as compared to 2010 was due to increased capital refurbishment projects, primarily at the Yuma, Arizona hotel property.

Net cash provided by (used in) financing activities totaled $1.9 million and $(323,000) for the years ended January 31, 2011and 2010, respectively.  The increase was due to the $2.2 million of funds raised in the sale of non-controlling interests in the Albuquerque subsidiary.

As of January 31, 2011, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of January 31, 2011, $137,174 was held in these accounts and is reported on our Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2011 and 2010, the Hotels spent approximately $1.1 million and $876,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives.  We plan to spend approximately $530,000 for capital expenditures in fiscal year 2012.  The Hotels also spent approximately $1.3 million and $1.2 million during fiscal years 2011 and 2010, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

We have minimum debt payments of $8.4 million and $869,000 due during fiscal years 2012 and 2013, respectively.  The mortgage note payable secured by the Ontario, California property matures in May 2011, at which time a final principal payment of approximately $7.5 million will be due.  We are actively seeking to either extend our current loan agreement or refinance the balance with another lender.  Our ability to extend or refinance the Ontario note will depend on several factors, including the condition of credit markets and economic trends in both the hospitality industry in general and at the property specifically.

On March 3, 2008, we established an $850,000 revolving line of credit. The line of credit matured on June 30, 2010.  On November 23, 2010, the Trust established a new revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 2.75% per annum with a 6.0% rate floor, has no financial covenants and matures on May 23, 2011.  The Trust’s management is actively working with the lender to extend this line of credit.  If the Trust maintains bank balances of at least $250,000 with the lender, the line of credit bears interest at the prime rate plus 1.0% with a 6.0% rate floor.  The line is secured by a junior security interest in the Yuma, Arizona property and trade receivables.  Mr. Wirth is a guarantor on the new line of credit.  As of January 31, 2011, the Trust had drawn no funds under the line of credit.

As of January 31, 2011, we had mortgage notes payable of $22.1 million outstanding with respect to the Hotels, $481,000 in secured promissory notes outstanding to unrelated third parties arising from the Share of Beneficial Interest and Partnership unit repurchases, and no principal due and payable under notes and advances payable to Mr. Wirth and his affiliates.

Management believes that cash on hand, available funds on its bank line of credit, proceeds from the sale of minority ownership interests in the Tucson Oracle property and future cash receipts from operations in fiscal year 2012 will be sufficient to meet the Trust’s obligations as they become due for the next twelve months, assuming the extension or refinance of the mortgage note secured by the Ontario hotel property, which the Trust’s management is actively working on extending.

We may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

 SALE OF OWNERSHIP INTERESTS IN ALBUQUERQUE SUBSIDIARY

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth, to sell additional units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”).  Under the agreement, Rare Earth agreed to purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity and the parties agreed to restructure the current operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two unit minimum subscription.  On October 29, 2010, the parties revised the operating agreement.

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing distribution preference rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Albuquerque entity.  Rare Earth is also entitled to a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, if at least 160 units are sold.  Rare Earth earned this fee in the fourth quarter of fiscal year 2011 and received 32 Class C units in the Albuquerque entity.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity, which owns and operates the Albuquerque, New Mexico property, for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 4 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  As of January 31, 2011, the Partnership holds a 33.32% ownership interest in the Albuquerque entity, Mr. Wirth and his affiliates hold a 19.25% interest, and other parties hold a 47.43% interest.

RESTRUCTURING AGREEMENT FOR TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

At the January 31, 2011 Board of Trustees meeting, the Board authorized the Trust’s management to enter into a contract to sell up to 49% of the Partnership’s ownership in Tucson Hospitality Properties, LP (the “Tucson entity”), which is wholly owned by the Partnership.  On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in the Tucson entity.  Under the agreement, Rare Earth agreed to purchase or bring in other investors to purchase up to 232 units of the Tucson entity for $10,000 per unit and the parties agreed to restructure the limited partnership agreement of the Tucson entity.

Under the restructured limited partnership agreement, Rare Earth became the a general partner of the Tucson entity along with the Partnership.  Rare Earth will relinquish its status as general partner if it fails to sell at least 160 units in the Tucson entity.  Additionally, the partnership interests in the Tucson entity were allocated to three classes with differing distribution preference rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Tucson entity.  Rare Earth is also entitled to a formation fee equal to $320,000, payable in either cash or units in the Tucson entity, if at least 160 units are sold.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMEX

On September 30, 2010, the Trust received a letter from the NYSE Amex LLC (the "NYSE Amex") informing the Trust that the staff of the NYSE Amex's Corporate Compliance Department has determined that the Trust is not in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide due to the Trust having stockholders' equity of less than $4.0 million and losses from continuing operations in three of its four most recent fiscal years.

The NYSE Amex's letter informed the Trust that, to maintain its listing, it was required to submit a plan of compliance by November 1, 2010, addressing how it intended to regain compliance with the NYSE Amex's continued listing standards within a maximum of 18 months.  The NYSE Amex's letter provided that if the plan submitted by the Trust were accepted by the NYSE Amex, the Trust would likely be able to continue its listing during the 18-month plan period, during which time it would be subject to periodic review to determine whether it was making progress consistent with the Trust's plan.

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

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that 2008 may have been the high point of the current hotel industry cycle and further determined it was appropriate to actively seek buyers for our properties.  We engaged the services of several hotel brokers and began independently advertising our Hotels for sale.  We continue to independently advertise our Hotels for sale.

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

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of January 31, 2011
Hotel Property	Book Value	Mortgage Balance	Listed Sales Price
Albuquerque	$1,458,839	$1,407,352	$4,900,000
Ontario	6,277,919	7,555,870	12,500,000
Tucson Oracle	4,430,318	2,532,396	8,300,000
Tucson City Center	7,997,515	5,585,097	9,500,000
Yuma	5,752,672	5,000,000	10,740,000
Totals	$25,917,263	$22,080,716	$45,940,000

There is no assurance that the listed sales price for the individual hotel properties will be realized.  However, our management believes that these values are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part and may in the future result in our changing one or all of the sales prices.

We provide trademark licensing, management, reservation and advertising services to all the hotel properties listed above and expect to continue the trademark licensing services, which includes the reservation and advertising services, and/or continue the management services, which also includes the reservation and advertising services, after the Hotels are sold. If any or all of these hotel properties are sold, our future management and/or licensing fees could be reduced if the purchaser did not continue to retain InnSuites Hotels to provide those services. In the past, when we have sold hotel properties to unrelated third parties, we have continued to provide management and/or trademark licensing and reservation services after a sale.  However, there can be no assurance that we will be able to successfully do so in the future.

As part of the Board study for 2008-2009, greater emphasis has been placed on priority for additional management, trademark and reservations fee income. We have determined that it is easier to sell management contracts when the trademark services are also provided.  As part of the emphasis on trademark services, we have developed two trademark packages. The first is the “Traditional InnSuites Hotels & Suites” regional package and the second is the “InnSuites Boutique Hotel Collection,” which now includes three affiliate hotels managed by us.  Sales and marketing for the expansion of the InnSuites Boutique Hotel Collection are being handled internally.

SHARE REPURCHASE PROGRAM

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2008, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During fiscal year 2011, we acquired 56,040 Shares of Beneficial Interest in open market transactions at an average price of $1.50 per share and 2,600 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.47 per share.  The average price paid in open market transactions includes brokerage commissions.  We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies.  The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, we review the carrying value of our hotel properties.  We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value.  In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods.  In cases where we do not expect to recover the carrying cost of hotel properties “held for sale,” we will reduce the carrying value to the sales price less costs to sell.  We did not recognize impairment loss in fiscal years 2011 or 2010.  As of January 31, 2011, our management does not believe that the carrying values of any of its hotel properties are impaired.

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast or faster than inflation.  Room rates declined in the most recent fiscal year ended January 31, 2011.

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

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III – Real Estate and Accumulated Depreciation	30

Schedule IV – Mortgage Loans on Real Estate	33

All other schedules are omitted, as the information is not required or is otherwise furnished.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees of
InnSuites Hospitality Trust

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements and financial statement schedules listed in Item 15(a) are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

Scottsdale, Arizona
April 29, 2011

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents ($10,107 and $16,917 of variable interest entity (VIE), Note 4)	$494,844	$406,385
Restricted Cash ($26,763 and $25,143 of VIE)	137,174	81,421
Accounts Receivable, including $290,232 and $179,818 from related parties, net of Allowance for Doubtful Accounts of $41,000 and $39,000, as of January 31, 2011 and 2010, respectively ($19,179 and $22,005 of VIE)	661,024	439,167
Prepaid Expenses and Other Current Assets ($45,173 and $61,830 of VIE)	443,043	495,537
Total Current Assets	1,736,085	1,422,510
Hotel Properties, net ($1,458,838 and $1,512,695 of VIE)	25,917,263	26,722,832
Property, Plant and Equipment, net	139,887	177,183
Deferred Finance Costs and Other Assets ($17,485 and $19,111 of VIE)	141,863	151,791
TOTAL ASSETS	$27,935,098	$28,474,316

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses ($101,345 and $97,952 of VIE)	$2,093,228	$1,846,455
Notes Payable to Banks	—	110,137
Current Portion of Mortgage Notes Payable	8,214,759	826,249
Current Portion of Other Notes Payable	172,939	165,326
Total Current Liabilities	10,480,926	2,948,167
Mortgage Notes Payable	13,865,957	21,080,705
Other Notes Payable	307,614	480,553

TOTAL LIABILITIES	24,654,497	24,509,425

COMMITMENTS AND CONTINGENCIES (SEE NOTE 17)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,546,783 and 8,605,426 shares issued and outstanding at January 31, 2011 and 2010, respectively	15,412,926	15,903,170
Treasury Stock, 8,239,963 and 8,181,323 shares held at January 31, 2011 and 2010, respectively	(11,456,375)	(11,368,630)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,956,551	4,534,540
NON-CONTROLLING INTEREST	(675,950)	(569,649)
TOTAL EQUITY	3,280,601	3,964,891
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,935,098	$28,474,316

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED JANUARY 31,
	2011	2010
REVENUE
Room	$12,043,627	$12,751,208
Food and Beverage	765,851	873,678
Telecommunications	14,314	13,369
Other	208,266	294,940
Management and Trademark Fees, including $275,306 and $337,570 from related parties for 2011 and 2010, respectively	281,096	343,089
Payroll Reimbursements from Related Parties	2,427,273	2,648,210

TOTAL REVENUE	15,740,427	16,924,494

OPERATING EXPENSES
Room	3,448,986	3,423,816
Food and Beverage	818,657	766,564
Telecommunications	62,171	44,013
General and Administrative	2,937,016	2,917,205
Sales and Marketing	1,148,629	1,318,508
Repairs and Maintenance	1,291,422	1,212,838
Hospitality	730,961	726,047
Utilities	1,158,771	1,175,443
Hotel Property Depreciation	1,853,164	1,934,227
Real Estate and Personal Property Taxes, Insurance and Ground Rent	929,923	995,101
Other	15,747	10,316
Payroll Costs Related to Management Contracts	2,427,273	2,648,210

TOTAL OPERATING EXPENSES	16,822,720	17,172,288
OPERATING LOSS	(1,082,293)	(247,794)
Interest Income	1,297	12,291
TOTAL OTHER INCOME	1,297	12,291
Interest on Mortgage Notes Payable	1,548,724	1,531,708
Interest on Notes Payable to Banks	76	8,962
Interest on Other Notes Payable	39,960	19,344
TOTAL INTEREST EXPENSE	1,588,760	1,560,014
CONSOLIDATED LOSS BEFORE INCOME TAX BENEFIT (PROVISION)	(2,669,756)	(1,795,517)
Income Tax Benefit (Provision)	(27,000)	35,828
CONSOLIDATED NET LOSS	$(2,696,756)	$(1,759,689)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(689,065)	(698,270)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,007,691)	$(1,061,419)
NET LOSS PER SHARE – Basic and Diluted	$(0.23)	$(0.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	8,577,558	8,825,931
CASH DIVIDENDS PER SHARE	$0.01	$0.01
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2011 and 2010

	Controlling Interest	Non-Controlling Interest	Total
BALANCE, JANUARY 31, 2009	$6,383,688	$127,040	$6,510,728
Net Loss	(1,061,419)	(698,270)	(1,759,689)
Dividends	(85,704)	—	(85,704)
Purchase of Treasury Stock	(618,092)	—	(618,092)
Shares of Beneficial Interest issued for Services Rendered	23,400	—	23,400
Purchase of Partnership Units above Carrying Value	(103,694)	(2,058)	(105,752)
Reallocation of Non-Controlling Interests	(3,639)	3,639	—

BALANCE, JANUARY 31, 2010	4,534,540	(569,649)	3,964,891
Net Loss	(2,007,691)	(689,065)	(2,696,756)
Dividends	(85,472)	—	(85,472)
Purchase of Treasury Stock	(87,745)	—	(87,745)
Shares of Beneficial Interest issued for Services Rendered	48,600	—	48,600
Sale of Ownership Interests in Subsidiary	1,540,314	616,686	2,157,000
Distribution to Minority Interest Holders	(14,223)	(5,695)	(19,918)
Reallocation of Non-Controlling Interests	28,228	(28,227)	1

BALANCE, JANUARY 31, 2011	$3,956,551	$(675,950)	$3,280,601

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(2,696,756)	$(1,759,689)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	48,600	23,400
Provision for Uncollectible Receivables	1,929	50,436
Hotel Property Depreciation	1,853,164	1,934,227
Loss on Disposal Sale of Hotel Property	2,643	2,452
Amortization of Deferred Loan Fees	43,875	62,908
Changes in Assets and Liabilities:
Prepaid Expenses and Other Assets	47,495	37,077
Accounts Receivable	(206,516)	21,339
Accounts Payable and Accrued Expenses	226,855	76,720
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(678,711)	448,870

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from Casualty Loss	116,309	—
Improvements and Additions to Hotel Properties	(1,146,520)	(876,273)
Change in Restricted Cash	(55,753)	14,841
NET CASH USED IN INVESTING ACTIVITIES	(1,085,964)	(861,432)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	(28,948)	(19,654)
Principal Payments on Mortgage Notes Payable	(826,238)	(1,663,611)
Net Proceeds from Refinancings of Mortgage Notes Payable	1,000,000	1,500,000
Payments on Notes Payable to Banks	(544,856)	(4,916,018)
Borrowings on Notes Payable to Banks	434,719	5,026,155
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiary	2,157,000	—
Repurchase of Partnership Units	—	(98)
Repurchase of Treasury Stock	(87,745)	(101,732)
Payment of Dividends	(85,472)	(85,704)
Payments on Other Notes Payable	(165,326)	(61,911)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,853,134	(322,573)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88,459	(735,135)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	406,385	1,141,520

CASH AND CASH EQUIVALENTS AT END OF YEAR	$494,844	$406,385

See Note 16 for Supplemental Cash Flow Disclosures
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2011 and 2010

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust” or “we”) owns, as of January 31, 2011, directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the tradename “InnSuites Hotels.”

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”) and owned 71.41% of the Partnership as of January 31, 2011 and 2010.  The Trust’s weighted average ownership for the years ended January 31, 2011 and 2010 was 71.41% and 71.26%, respectively.  The Partnership owns 100% of three of the hotel properties and 33.32% of one of the hotel properties and incurs the related expenses.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005.

Under the management agreements, InnSuites Hotels provides the personnel for the Hotels, the expenses of which are reimbursed at cost, and manages the Hotels’ daily operations.  The Trust also provides the use of the “InnSuites” trademark to the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B.  Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit shall be convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B limited partnership units may only become convertible with the approval of the Board of Trustees, in its sole discretion.  As of both January 31, 2011 and 2010, 369,391 Class A limited partnership units were issued and outstanding representing 2.80% of the total partnership units. Additionally, as of both January 31, 2011 and 2010, 3,407,938 Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 25.8% of the total partnership units. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,777,329 Shares of Beneficial Interest of the Trust.  As of January 31, 2011 and 2010, the Trust owns 9,434,188 general partner units in the Partnership, representing 71.41% of the total partnership units. The Trust purchased no Partnership units during the year ended January 31, 2011.  The Trust purchased 62,207 Partnership units during the year ended January 31, 2010 at an average price of $1.70 per unit.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels, both of which decreased from fiscal year 2010 to 2011, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors negatively impact hotel room demand and pricing, which reduces our profit margins on rented suites.

In past years, we have relied on our cash flows from operations and hotel refinancings to meet our financial obligations as they come due. For the remainder of fiscal year 2012 (April 1, 2011 through January 31, 2012), our management has projected that cash flows from operations alone may not be sufficient  to meet all of our financial obligations as they become due during  fiscal year 2012. Based on this projection, we began syndicating up to 49% of our ownership in the Tucson Oracle hotel property by entering into a restructuring agreement on February 17, 2011 (See Note 19 – “Subsequent Events”).  The first funds related to this syndication were received on April 15, 2011.  The syndication will be conducted in the same manner as our Albuquerque property in fiscal year 2011.  Additionally, the Trust’s management is actively working to extend our $500,000 bank line of credit which matures in May 2011.

With the expected proceeds from the sale of ownership interests in the Tucson Oracle hotel property, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due, assuming the extension or refinance of the non-recourse mortgage note payable secured by the Ontario hotel property. The Trust’s management is currently working with the current lender to obtain a one year or longer extension on the Ontario hotel property mortgage to allow us to obtain long-term refinancing.  The Trust’s management is also actively discussing a potential refinance with other lenders.  In addition, due to the economy, our management has analyzed other strategic options available to us, including the refinancing of another property or raising additional funds through additional minority interest sales.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2011, which may result in higher revenues and operating margins.  Challenges in fiscal year 2012 are expected to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

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

Under ASC Topic 810-10-25, Albuquerque Suite Hospitality, LLC has been determined to be a variable interest entity with the Partnership as the primary beneficiary (see Note 4 – “Variable Interest Entity”).  Therefore, the financial statements of Albuquerque Suite Hospitality, LLC are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to previously reported figures on the balance sheet in order to conform to current year presentations with no effect on previously reported net loss or equity.

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

PROPERTY, PLANT AND EQUIPMENT AND HOTEL PROPERTIES

Property, plant, and equipment and hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.

Management applies guidance issued by the Financial Accounting Standards Board ("FASB"), codified in ASC Topic 360-10-35, to determine when it is required to test an asset for recoverability of its carrying value.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets.  In the decision-making process to determine fair value of long-lived assets and to test an asset for impairment, third party property appraisals are used as one of the indicators (benchmarks) to determine the necessity for testing for impairment.  Other indicators include a drop in the performance of a long-lived asset, a decline in the hospitality industry and a decline in the economy.  Third party property appraisals are useful because they consider historical occupancy and average rate levels in determining fair value.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no impairment of long-lived assets exists during the Trust’s fiscal years ended 2011 and 2010.

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

The amounts charged to the allowance for doubtful accounts are as follows for the fiscal years ended January 31:

	Balance at the
	Beginning of	Charged to		Balance at the
Year	Year	Expense	Deductions	End of Year
2010	$34,041	50,436	(45,409)	$39,068
2011	$39,068	10,118	(8,189)	$40,997

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 18 - “Stock Option Plan.”  Restricted shares are measured based on the fair market value of the underlying shares on the date of grant.  We use the straight-line attribution method to recognize share-based compensation over the service period of the award.

For both fiscal year 2011 and 2010, the Trust has paid the annual fees due to its Trustees using Shares of Beneficial Interest issued from treasury stock.  Upon issuance, the Trust reclassifies the shares from held in treasury to outstanding.  The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of issuance and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2010, the Trust granted restricted stock awards of 36,000 Shares to members of the Board of Trustees.  In fiscal year 2011, 36,000 of these shares vested in equal monthly amounts resulting in stock-based compensation of $48,600.

During fiscal year 2009, the Trust granted restricted stock awards of 72,000 Shares to members of the Board of Trustees, of which 36,000 vested in fiscal year 2009.  In fiscal year 2010, 36,000 of these shares vested in equal monthly amounts resulting in stock-based compensation of $23,400.

The following table summarizes restricted share activity during fiscal years 2010 and 2011.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance of unvested awards at January 31, 2009	36,000	$0.65
Granted	36,000	$1.35
Vested	(36,000)	$0.65
Forfeited	—	—
Balance of unvested awards at January 31, 2010	36,000	$1.35
Granted	—	—
Vested	(36,000)	$1.35
Forfeited	—	—
Balance of unvested awards at January 31, 2011	—	—

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

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2011 and 2010, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

For the twelve months ended January 31, 2011 and 2010, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,777,329 and 3,797,269 in addition to the basic shares outstanding for fiscal year 2011 and 2010, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units were anti-dilutive during both fiscal year 2011 and 2010 and are excluded from the calculation of diluted earnings per share for those years and no reconciliation is provided of basic earnings per share to diluted earnings per share.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that owns five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust has a concentration of assets in the southern Arizona market.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $788,000 and $907,000 for the years ended January 31, 2011 and 2010, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE) and requires an ongoing assessment of whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The Trust adopted this guidance on January 1, 2010.  Adoption did not have a material impact on our consolidated financial statements beyond the expanded disclosures included in Note 4 - "Variable Interest Entity."

3.   SALE OF OWNERSHIP INTERESTS IN ALBUQUERQUE SUBSIDIARY

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth, an affiliate of Mr. Wirth, to sell additional units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”).  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity and the parties agreed to restructure the current operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two unit minimum subscription.  On October 29, 2010, the parties revised the operating agreement.

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing distribution preference rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Albuquerque entity.  Rare Earth is also entitled to a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, if at least 160 units are sold.  Rare Earth earned this fee in the fourth quarter of fiscal year 2011 and received 32 Class C units in the Albuquerque entity.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

During the fiscal year ended January 31, 2011, the Partnership sold approximately 47% of its membership interests for $1,754,000 to unrelated third parties, approximately 19% to Mr. Wirth and his affiliates for $400,000 and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 4 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  As of January 31, 2011, the Partnership holds a 33.32% ownership interest in the Albuquerque entity, Mr. Wirth and his affiliates hold a 19.25% interest, and other parties hold a 47.43% interest.

4.   VARIABLE INTEREST ENTITY

Management evaluates the Trust’s explicit and implicit variable interests to determine if they have any variable interests in VIEs. Variable interests are contractual, ownership, or other pecuniary interests in an entity whose value changes with changes in the fair value of the entity’s net assets, exclusive of variable interests. Explicit variable interests are those which directly absorb the variability of a VIE and can include contractual interests such as loans or guarantees as well as equity investments. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing of variability indirectly, such as through related party arrangements or implicit guarantees. The analysis includes consideration of the design of the entity, its organizational structure, including decision making ability over the activities that most significantly impact the VIE’s economic performance. Generally accepted accounting principles require a reporting entity to consolidate a VIE when the reporting entity has a variable interest, or combination of variable interest, that provides it with a controlling financial interest in the VIE.  The entity that consolidates a VIE is referred to as the primary beneficiary of that VIE.

The Partnership has determined that the Albuquerque entity is a variable interest entity with the Partnership as the primary beneficiary, as determined under the guidance of ASC Topic 810-10-25.  In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Albuquerque entity, including its mortgage note payable and distribution obligations, which based on the capital structure of the Albuquerque entity, management believes could potentially be significant.

b) The Partnership, Trust and their related parties have maintained, as a group, a controlling ownership interest in the Albuquerque entity, with the largest ownership belonging to the Partnership.

c) The Partnership, Trust and their related parties have maintained control over the decisions which most impact the financial performance of the Albuquerque entity, including providing the personnel to operate the property on a daily basis.

During the fiscal year ending January 31, 2011, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted.  During the fiscal year ending January 31, 2010, both the Partnership and the Trust provided mortgage loan guarantees which allowed the Albuquerque entity to obtain new financing.

5.   PROPERTY, PLANT, AND EQUIPMENT, HOTEL PROPERTIES

As of January 31, 2011 and 2010 property, plant and equipment consisted of the following:

	2011	2010
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	391,808	342,930
Total property, plant and equipment	474,475	425,597
Less accumulated depreciation	(334,588)	(248,414)
Property, Plant and Equipment, net	$139,887	$177,183

As of January 31, 2011 and 2010 and the hotel properties consisted of the following:

	2011	2010
Land	$2,817,515	$2,817,515
Building and improvements	34,298,863	34,260,699
Furniture, fixtures and equipment	5,207,459	4,783,497
Work in progress	62,146	44,142
Total hotel properties	42,385,983	41,905,853
Less accumulated depreciation	(16,468,720)	(15,183,021)
Hotel properties, net	$25,917,263	$26,722,832

6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at face value and expect to be consumed within one year. As of January 31, 2011 and 2010, prepaid expenses and other current assets consisted of the following:

	2011	2010
Prepaid Insurance	$177,054	$73,386
Tax and Insurance Escrow	206,068	357,726
Other Prepaid Expenses and Current Assets	59,921	64,425
Total Prepaid Expenses and Current Assets	$443,043	$495,537

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of January 31, 2011 and 2010, accounts payable and accrued liabilities consisted of the following:

	2011	2010
Accounts Payable	$608,905	$378,143
Accrued Salaries and Wages	454,681	390,229
Accrued Vacation	218,711	248,623
Sales Tax Payable	168,751	149,470
Income Tax Payable	27,000	--
Accrued Interest Payable	91,293	87,726
Advanced Customer Deposits	80,214	137,491
Accrued Property Taxes	218,069	247,219
Accrued Land Lease	101,811	85,825
Accrued Other	123,793	121,729
Total Accounts Payable and Accrued Liabilities	$2,093,228	$1,846,455

8.  MORTGAGE NOTES PAYABLE

At January 31, 2011, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from May 11, 2011 to November 1, 2021.  Weighted average interest rates on the mortgage notes payable for the fiscal years ended January 31, 2011 and 2010 were 6.70% and 6.65%, respectively.

The following table summarizes the Trust’s mortgage notes payable as of January 31, 2011 and 2010:

	2011	2010
Mortgage note payable, due in interest only monthly payments of $23,333 at an interest rate of 7.0% per year, through December 30, 2013, plus a balloon payment of $4,023,333 in December 2013, secured by the Yuma property with a carrying value of $5.8 million at January 31, 2011.	$4,000,000	$4,000,000

Mortgage note payable, due in interest only monthly payments of $6,667 at an interest rate of 8.0% per year, through December 30, 2013, plus a balloon payment of $1,006,667 in December 2013, secured by the Yuma property with a carrying value of $5.8 million at January 31, 2011.	1,000,000	—

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through May 1, 2016, secured by the Tucson Oracle property with a carrying value of $4.4 million at January 31, 2011.	2,532,396	2,898,601

Mortgage note payable, due in monthly installments of $71,141, including interest at 8.28% per year, through May 11, 2011, plus a balloon payment of $7,550,198 in May 2011, secured by the Ontario property with a carrying value of $6.3 million at January 31, 2011.	7,555,870	7,765,740

Mortgage note payable, due in monthly installments of $16,032, including interest at 7.75% per year, through November 1, 2021, secured by the Albuquerque with a carrying value of $1.5 million at January 31, 2011. At the discretion of the lender, the interest rate can be increased to the market rate, as determined by lender, on November 1, 2014.	1,407,352	1,487,270

Mortgage note payable, due in variable monthly installments ($29,776 as of January 31, 2011) including interest at prime rate (3.25 % as of January 31, 2011), through January 28, 2015, plus a balloon payment of $4,874,612 in January 2015, secured by the Tucson St. Mary’s property with a carrying value of $8.0 million at January 31, 2011.	5,585,098	5,755,343

Totals	$22,080,716	$21,906,954

The mortgage notes payable secured by the Albuquerque and Tucson St. Mary’s hotel properties are recourse to the Partnership and Trust as full guarantors.  None of the other mortgage notes are recourse to the Partnership or the Trust.

Mr. Wirth has guaranteed 100% of the Tucson St. Mary’s mortgage note payable.

On April 7, 2010, we increased our mortgage note payable secured by the Yuma, Arizona property by $1.0 million.  The new balance of the mortgage note payable is $5.0 million.  The additional $1.0 million borrowed bears interest at 8.0% and matures on December 31, 2013.  The note is due in monthly interest-only installments of $30,000, an increase of $6,667 from the previous monthly interest-only installments of $23,333.  The proceeds of the mortgage financing were used for working capital purposes.

On October 2, 2009, the Trust refinanced the Albuquerque property with a mortgage note of $1,500,000. The proceeds from the mortgage note were used to pay in full the previous mortgage note on the Albuquerque property of $883,000 and for working capital purposes.

See Note 11 – “Minimum Debt Payments” for scheduled minimum payments.

9.  NOTES PAYABLE TO BANKS

As of January 31, 2011, the Trust has a revolving bank line of credit agreement, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 2.75% per annum, has no financial covenants and matures on May 23, 2011.  If the Trust maintains bank balances of at least $250,000 with the lender, the line of credit bears interest at the prime rate plus 1.0% with a 6.0% rate floor.  The line is secured by a junior security interest in the Yuma, Arizona property and trade receivables.  Mr. Wirth is a guarantor on the new line of credit.  The Trust had no funds drawn on this line of credit as of January 31, 2011.

10.  OTHER NOTES PAYABLE

As of January 31, 2011, the Trust had $480,553 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 99,118 Class A limited partnership units in the Partnership and the repurchase of 404,698 Shares of Beneficial Interest in privately negotiated transactions.  The promissory notes bear interest at 7% per year and are due in varying monthly payments through May 2014.  The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2010, the Trust had $645,879 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 99,118 Class A limited partnership units in the Partnership and the repurchase of 404,698 Shares of Beneficial Interest in privately negotiated transactions.

11.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2011 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	TOTAL
2012	$8,214,760	$172,939	$8,387,699
2013	704,124	164,848	868,972
2014	5,753,834	127,309	5,881,143
2015	5,652,535	15,457	5,667,992
2016	663,186	—	663,186
Thereafter	1,092,277	—	1,092,277

	$22,080,716	$480,553	$22,561,269

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During fiscal year 2011, we acquired 56,040 Shares of Beneficial Interest in open market transactions at an average price of $1.50 per share and 2,600 Shares of Beneficial Interest in privately-negotiated transactions at an average price of $1.47 per share.  We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements.

For the years ended January 31, 2011 and 2010, the Trust repurchased 58,640 and 446,111 Shares of Beneficial Interest at an average price of $1.50 and $1.39 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

13.  FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carry forwards of approximately $13.5 million at January 31, 2011.  In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. The Trust determined that such ownership change would not have a material impact on the future use of the net operating losses. However, future changes in ownership could limit the use of the net operating losses.

The Trust and subsidiaries have federal and state net operating loss carryforwards.  The federal and state net operating loss carryforwards are estimated to expire as follows:

Year	Federal	State

2012	$2,846,215	$-
2014	-	242,700
2015	-	-
2016	-	1,603,675
2019	1,163,799	1,492,444
2020	1,979,025	-
2021	250,847	-
2022	1,580,590	-
2023	1,671,294	-
2024	697,877	-
2028	100,323	-
2029	354,667	31,940
2030	960,063	166,377
2031	1,878,257	343,847

	$13,482,958	$3,880,983

Total and net deferred income tax assets at January 31,	2011	2010
Net operating loss carryforwards	$4,855,000	$4,071,000
Bad debt allowance	5,000	23,000
Accrued expenses	90,000	92,000
Prepaid insurance	42,000	-
Alternative minimum tax credit	61,000	61,000
Total deferred income tax assets	5,053,000	4,247,000
Deferred income tax liability associated with book/tax differences in hotel properties	(2,996,000)	(2,658,000)
Net deferred income tax asset	2,057,000	1,589,000
Valuation allowance	(2,057,000)	(1,589,000)
Net deferred income tax asset	$-	$-

Income taxes for the year ended January 31,	2011	2010
Current income tax provision (benefit)	$27,000	$(35,828)
Deferred income tax benefit (provision)	-	-
Net income tax provision (benefit)	$27,000	$(35,828)

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2011:

Federal statutory rates	$(673,000)	(34%)
State income taxes	(140,000)	(7%)
Change in valuation allowance	468,000	24%
True-ups to prior year return	270,000	14%
Other	102,000	5%
Effective rate	$27,000	1%

 The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2010:

Federal statutory rates	$(361,000)	(34%)
State income taxes	(50,000)	(5%)
Change in valuation allowance	523,000	49%
True-ups to prior year return	(94,000)	(9%)
Other	(53,828)	(5%)
Effective rate	$(35,828)	(3%)

The valuation allowance increased by approximately $468,000 and $523,000 in the years ended January 31, 2011 and 2010, respectively, primarily due to a reduction in deferred tax liabilities associated with hotel properties due to timing differences in depreciation recognition.

The Trust and certain of its subsidiaries file income tax returns in the US federal jurisdiction and several states.  Neither the Trust nor any of its subsidiaries are currently under audit examination by federal or state taxing authorities for any previous tax years.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Trust had no accrued interest or penalties at January 31, 2011 and 2010.

14.  OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2011 and 2010, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units, which represented 25.8% of the total outstanding partnership units.  As of January 31, 2011 and 2010, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest in the Trust, which represented 65.2% and 64.8%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

At January 31, 2011, the Trust owned a 71.41% interest in three of the Hotels and a 23.79% interest in the Albuquerque hotel through its sole general partner’s interest in the Partnership.  At January 31, 2010, the Trust owned a 71.41% interest in all four of the above hotels through its sole general partner’s interest in the Partnership.

During the first eleven months of fiscal year 2010, InnSuites Hotels received 2.5% of room revenue from the four hotels (reduced to three as of July 28, 2010) owned by affiliates of Mr. Wirth in exchange for management services and an additional monthly accounting fee of $2,000. Beginning January 1, 2010 and effective through January 31, 2011, the management fees for these hotels remained at 2.5% of room revenue and the annual accounting fee was adjusted to $27,000, payable $1,000 per month with an additional payment of $15,000 due at year end for annual accounting closing activities.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

During the first eleven months of fiscal year 2010, InnSuites Hotels received 1.25% of room revenue from the four hotels (reduced to three as of July 28, 2010) owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark.  Effective January 1, 2010 and through January 31, 2011, the fees for hotels owned by affiliates of Mr. Wirth were amended to a per-room calculation, with fees equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the amount above 100 rooms. These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Trust has no financial assets or liabilities measured at fair value in the accompanying balance sheets at January 31, 2011 and 2010.  For footnote disclosure purposes, the fair value of notes payable and long-term debt was estimated based on the borrowing rates currently available to the Trust for bank loans with similar terms and maturities.

The following table presents the estimated fair values of the Trust’s debt instruments not recognized in the accompanying consolidated balance sheets at January 31, 2011 and 2010:

	2011		2010
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$22,080,716	$21,280,238	$21,906,954	$20,907,254

Notes payable to banks	—	—	110,137	110,137

Other notes payable	480,553	483,356	645,879	649,251

16.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2011	2010
Cash paid for interest	$1,541,317	$1,497,965

Cash refunded from (paid for) income taxes	—	58,189

Promissory notes issued by the Trust to acquire Class A limited partnership units	—	105,564

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	—	516,360

17.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2011 and 2010 was $204,206 and $203,638, respectively, plus a variable component based on gross revenues of each property that totaled approximately $95,000 and $77,000, respectively.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $25,034 and $12,312 of general and administrative expense related to the lease during fiscal year 2011 and 2010, respectively.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under these non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
2012	$217,027
2013	239,760
2014	247,760
2015	228,160
2016	206,560
Thereafter	5,340,892

Total	$6,480,159

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

There were no options granted in fiscal year 2011 or 2010, and no options outstanding as of January 31, 2011.  The Plan currently has 1,000,000 options available to grant.  The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2011, have been issued.

See Note 2 – "Summary of Significant Accounting Policies" for information related to grants of restricted shares.

19.  SUBSEQUENT EVENTS

On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in the Tucson entity.  Under the agreement, Rare Earth agreed to purchase or bring in other investors to purchase up to 232 units of the Tucson entity and the parties agreed to restructure the limited partnership agreement of the Tucson entity.

Under the restructured limited partnership agreement, Rare Earth became the a general partner of the Tucson entity along with the Partnership.  Rare Earth will relinquish its status as general partner if it fails to sell at least 160 units in the Tucson entity.  Additionally, the partnership interests in the Tucson entity were allocated to three classes with differing distribution preference rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Tucson entity.  Rare Earth is also entitled to a formation fee equal to $320,000, payable in either cash or units in the Tucson entity, if at least 160 units are sold.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2011

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$2,532,396	$—	$4,220,820	$—	$2,415,388	$—	$6,636,208
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	5,000,000	251,649	4,983,292	53,366	2,500,739	305,015	7,484,031
Best Western
Airport Ontario Hotel and Suites
Ontario, California	7,555,870	1,633,064	5,450,872	—	1,667,433	1,633,064	7,118,305
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	5,585,098	900,000	9,166,549	(20,564)	1,621,327	879,436	10,787,876
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,407,352	—	1,903,970	—	368,473	—	2,272,443
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$22,080,716	$2,791,718	$25,801,165	$32,802	$8,573,360	$2,824,520	$34,374,525

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$6,636,208	$2,449,082	$4,187,126	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,789,046	2,514,848	5,274,198	1982	1998	5-40 years

Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,751,369	2,794,775	5,956,594	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	11,667,312	4,006,105	7,661,207	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,272,443	979,814	1,292,629	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	15,476	67,191	2004	2004	33 years

	$37,199,045	$12,760,100	$24,438,945

(See accompanying independent auditors report.)

(A)           Aggregate cost for federal income tax purposes at January 31, 2011 and 2010 are as follows:

	2011	2010
Land	$1,856,788	$1,856,788
Buildings and improvements	20,223,866	19,930,009
	$22,080,654	$21,786,797

Reconciliation of Real Estate:

Balance at January 31, 2009	$36,864,441
Improvement to Hotel Properties	307,162
Disposal of Property Improvements	(10,722)

Balance at January 31, 2010	$37,160,881
Improvement to Hotel Properties	346,358
Disposal of Property Improvements	(308,194)

Balance at January 31, 2011	$37,199,045

(See accompanying independent auditors report.)

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/11 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	7.75%	11/1/2021	144 monthly installments	$1,500,000	$1,407,352

Mortgage Note Secured by Ontario, CA property	8.280%	5/11/2011	120 monthly installments, with balloon payment of $7,498,458 due at maturity	9,000,000	7,555,870

Mortgage Note Secured by Yuma, AZ property	7.0%	12/30/2013	60 monthly interest only installments, with balloon payment of $4,000,000 at maturity	4,000,000	4,000,000

Mortgage Note Secured by Yuma, AZ property	8.0%	12/30/2013	43 monthly interest only installments, with balloon payment of $1,000,000 at maturity	1,000,000	1,000,000

Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate	1/28/2015	83 monthly installments, with balloon payment of $4,861,870 due at maturity	6,050,000	5,585,098

Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	5,100,000	2,532,396

				$26,650,000	$22,080,716

 Mortgage Note Reconciliation

Balance last January 31, 2009	$22,070,565

Deductions during period:
Net refinancings	1,500,000
Principal payments	(1,663,611)

Balance at January 31, 2010	21,906,954

Deductions during period:
Net refinancings	1,000,000
Principal payments	(826,238)

Balance at January 31, 2011	$22,080,716

(See accompanying independent auditor’s report.)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of January 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  OTHER INFORMATION

None.

PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to our Trustees and Executive Officers is incorporated herein by reference to the information set forth under the caption “Election of Trustees” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders to be held on July 7, 2011 (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the end of our fiscal year.

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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$ N/A	1,000,000 (1)

Equity compensation plans not approved by security holders	None	None	None
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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)                                                                                      Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Report of Independent Registered Public Accounting Firm – January 31, 2011 and 2010	13
2.	Consolidated Balance Sheets – January 31, 2011 and 2010	14
3.	Consolidated Statements of Operations – Years Ended January 31, 2011 and 2010	15
4.	Consolidated Statements of Shareholders’ Equity – Years Ended January 31, 2011 and 2010	16
5.	Consolidated Statements of Cash Flows – Years Ended January 31, 2011 and 2010	17
6.	Notes to Consolidated Financial Statements – Years Ended January 31, 2011 and 2010	18
7.	Schedule III – Real Estate and Accumulated Depreciation	30
8.	Schedule IV – Mortgage Loans on Real Estate	33

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

10.4*
Line of Credit Agreement, dated August 1, 2010, by and between RRF Limited Partnership and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010 filed with the Securities and Exchange Commission on September 3, 2010).

10.5*
Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010 filed with the Securities and Exchange Commission on September 3, 2010).

10.6
Revolving Bank Line of Credit Promissory Note, dated November 23, 2010, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 filed with the Securities and Exchange Commission on December 9, 2010).

10.7
Revolving Bank Line of Credit Business Loan Agreement, dated November 23, 2010, by and among InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 filed with the Securities and Exchange Commission on December 9, 2010).

10.8*
Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth.

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

INNSUITES HOSPITALITY TRUST

Dated: April 29, 2011	By:	/s/ James F. Wirth
James F. Wirth, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2011	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 29, 2011	By:	/s/ James F. Wirth
James F. Wirth, Chairman President and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2011	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial Officer)

Dated: April 29, 2011	By:	/s/ Robert R. Mazakis
Robert R. Mazakis, Controller (Principal Accounting Officer)

Dated: April 29, 2011	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 29, 2011	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 29, 2011	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: April 29, 2011	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee