Form 10-Q
period 2011-04-30
INNSUITES HOSPITALITY TRUST
filed 2011-06-03
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of May 31, 2011: 8,530,512

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2011	JANUARY 31, 2011
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents ($52,469 and $10,107 of variable interest entity (VIE), Note 8)	$605,006	$494,844
Restricted Cash	159,195	137,174
Accounts Receivable, including $177,574 and $290,232 from related parties and net of Allowance for Doubtful Accounts of $28,000 and $41,000, as of April 30, and January 31, 2011, respectively ($32,075 and $19,179 of VIE)	378,464	661,024
Prepaid Expenses and Other Current Assets ($35,463 and $45,173 of VIE)	304,801	443,043
Total Current Assets	1,447,466	1,736,085
Hotel Properties, net ($1,442,598 and $1,458,838 of VIE)	25,743,465	25,917,263
Property, Plant and Equipment, net	131,661	139,887
Deferred Finance Costs and Other Assets ($17,078 and $17,485 of VIE)	160,572	141,863
TOTAL ASSETS	$27,483,164	$27,935,098

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ($70,365 and $101,345 of VIE)	$1,542,440	$2,093,228
Current Portion of Mortgage Notes Payable	8,167,958	8,214,759
Current Portion of Other Notes Payable	194,143	172,939
Total Current Liabilities	9,904,541	10,480,926
Mortgage Notes Payable	13,694,108	13,865,957
Other Notes Payable	344,890	307,614

TOTAL LIABILITIES	23,943,539	24,654,497

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,538,027 and 8,546,783 shares issued and outstanding at April 30, and January 31, 2011, respectively	15,476,115	15,412,926
Treasury Stock, 8,248,719 and 8,239,963 shares held at April 30, and January 31, 2011, respectively	(11,501,338)	(11,456,375)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,974,777	3,956,551
NON-CONTROLLING INTEREST	(435,152)	(675,950)
TOTAL EQUITY	3,539,625	3,280,601
TOTAL LIABILITIES AND EQUITY	$27,483,164	$27,935,098

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2011	2010

REVENUE
Room	$3,996,172	$3,776,265
Food and Beverage	292,875	325,367
Telecommunications	1,528	6,942
Other	50,663	55,651
Management and Trademark Fees, including $66,936 and $73,519 from related parties for the three months ended April 30, 2011 and 2010, respectively	66,936	74,912
Payroll Reimbursements, Related Party	590,608	680,568
TOTAL REVENUE	4,998,782	4,919,705

OPERATING EXPENSES
Room	979,435	902,435
Food and Beverage	257,276	228,871
Telecommunications	10,198	20,341
General and Administrative	838,205	804,385
Sales and Marketing	296,053	304,614
Repairs and Maintenance	425,624	327,014
Hospitality	223,337	194,759
Utilities	277,103	265,940
Hotel Property Depreciation	449,032	469,744
Real Estate and Personal Property Taxes, Insurance and Ground Rent	205,579	244,661
Other	3,130	5,828
Payroll Expenses, Related Party	590,608	680,568
TOTAL OPERATING EXPENSES	4,555,580	4,449,160
OPERATING INCOME	443,202	470,545
Interest Income	143	464
TOTAL OTHER INCOME	143	464
Interest on Mortgage Notes Payable	379,062	378,418
Interest on Other Notes Payable	8,159	11,069
TOTAL INTEREST EXPENSE	387,221	389,487
CONSOLIDATED NET INCOME	56,124	81,522
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(6,018)	15,716
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$50,106	$97,238
NET INCOME PER SHARE – BASIC	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,578,626	8,601,163
NET INCOME PER SHARE – DILUTED	$0.00	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	12,352,697	12,378,492

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$56,124	$81,522
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
Provision for Uncollectible Receivables	(13,438)	(6,320)
Stock-Based Compensation	12,960	12,150
Hotel Property Depreciation	449,032	469,744
Loss on Disposal of Hotel Properties	62	201
Amortization of Deferred Loan Fees	11,291	10,004
Changes in Assets and Liabilities:
Accounts Receivable	295,998	(7,473)
Prepaid Expenses and Other Assets	108,242	75,879
Accounts Payable and Accrued Expenses	(550,788)	(456,227)
NET CASH PROVIDED BY OPERATING ACTIVITIES	369,483	179,480

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	(22,021)	(47,514)
Improvements and Additions to Hotel Properties	(267,070)	(250,724)
NET CASH USED IN INVESTING ACTIVITIES	(289,091)	(298,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	—	(28,948)
Principal Payments on Mortgage Notes Payable	(218,650)	(203,955)
Net Proceeds from Refinancings of Mortgage Notes Payable	—	1,000,000
Payments on Notes Payable to Banks	—	(226,022)
Borrowings on Notes Payable to Banks	—	115,885
Repurchase of Treasury Stock	(8,873)	(15,796)
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	342,620	—
Distributions to Non-Controlling Interest	(42,164)	—
Payments on Other Notes Payable	(43,163)	(40,253)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,770	600,911
NET INCREASE IN CASH AND CASH EQUIVALENTS	110,162	482,153
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	494,844	406,385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$605,006	$888,538

See Supplemental Disclosures at Note 9.

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30 AND JANUARY 31, 2011
AND FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at April 30, 2011 owned three hotels through a partnership interest in RRF Limited Partnership (the “Partnership”), one hotel (Albuquerque) through both direct ownership and its interest in the Partnership, and one hotel (Yuma Hospitality LP) directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as three hotels with an aggregate of 439 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels and an accounting fee. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the three hotels owned by affiliates of Mr. Wirth with an aggregate of 439 suites.   Under the licensing agreements with affiliates of Mr. Wirth, InnSuites Hotels receives a fixed monthly fee based on the number of units in the hotel properties in exchange for use of the “InnSuites” trademark. Additionally, InnSuites Hotels provides trademark and reservation services to 27 unrelated hotel properties with an aggregate of 2,766 rooms and suites.  Under these licensing agreements with unrelated properties, InnSuites Hotels receives variable monthly fees based on the number of reservations processed for the hotel property and, in certain cases, the gross room revenue of the hotel property.

The Trust’s general partnership interest in the Partnership was 71.48% and 71.41% as of April 30 and January 31, 2011, respectively.  The weighted average for the three months ended April 30, 2011 and 2010 was 71.43% and 71.41%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 359,391 and 369,391 Class A limited partnership units were issued and outstanding as of April 30 and January 31, 2011, respectively. Additionally, as of April 30 and January 31, 2011, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees of the Trust, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,767,329 Shares of Beneficial Interest of the Trust as of April 30, 2011. The Trust held 9,444,188 and 9,434,188 General Partner Units as of April 30 and January 31, 2011, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ended January 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2011.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s assets in the event management is required to test an asset for recoverability of carrying value under FASB authoritative guidance related to the impairment or disposal of long-lived assets.  For hotel properties held for use, if the carrying value of an asset exceeds the estimated future undiscounted cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value. Fair value is determined by either the most current third-party property appraisal, if available, or the present value of future undiscounted cash flows over the remaining life of the asset. In cases where the Trust does not expect to recover the carrying cost of hotel properties held for sale, it will reduce the carrying value to the estimated sales price less costs to sell. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

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

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first three months of fiscal year 2011 to the first three months of fiscal year 2012, while rates decreased. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $8.0 million due and payable for the remainder of fiscal year 2012 under mortgage notes payable. For the period between May 1, 2011 and April 30, 2012, the Trust has principal of $8.2 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  Because we have not made the final principal payment, the lender under the note has the option to declare the note due and payable in full.  We are actively working with the current lender to obtain an extension of the mortgage note for an additional term of at least one year and on substantially the same terms.  In the event that we are unable to obtain an extension of the note, we may seek to refinance this property.  The note includes default interest of five percent above the interest rate in effect under the note.  Our line of credit includes cross-default provisions that may be triggered by our non-payment of the final principal payment under the mortgage on our Ontario, California property.  If the cross-default provisions are triggered, we may lose access to loan advances under the line of credit.

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Albuquerque and Tucson Foothills subsidiaries, and available credit will be sufficient to satisfy our obligations as they become due, assuming the extension or refinancing of the Ontario mortgage note. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2012 (May 1, 2011 through January 31, 2012), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due. Based on this projection, the Trust extended its $500,000 bank line of credit subsequent to April 30, 2011 and began selling non-controlling ownership interests in its Tucson Foothills subsidiary, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2012.  See Note 5 – “Note Payable to Bank”, Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, and Note7 –“Sale of Partnership Interests in Tucson Hospitality Properties, LP.”

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

For the three-month periods ended April 30, 2011 and 2010, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. The following is a reconciliation of basic and diluted income per share:

	For the three months ended
	April 30, 2011	April 30, 2010

Net Income attributable to Controlling Interest	$50,106	$97,238
Plus: Net Income (loss) attributable to non-controlling interests	6,018	(15,716)
Net Income attributable to Controlling Interest after unit conversion	$56,124	$81,522

Weighted average common shares outstanding	8,578,626	8,601,163
Plus: Weighted average incremental shares resulting from unit conversion	3,774,071	3,777,329
Weighted average common shares outstanding after unit conversion	12,352,697	12,378,492

Basic Income Per Share	$0.01	$0.01
Diluted Income Per Share	$0.00	$0.01

3. STOCK-BASED COMPENSATION

For the three months ended April 30, 2011, the Trust recognized expenses of $12,960 related to stock-based compensation. During the three months ended April 30, 2010, the Trust recognized expenses of $12,150.  The Trust issued 36,000 restricted shares  with a total market value of $51,840 as compensation to its three outside Trustees during the three months ended April 30, 2011.

The following table summarizes restricted share activity during the three months ended April 30, 2011:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2011	—	—
Granted	36,000	$1.44
Vested	(9,000)	$1.44
Forfeited	—	—
Balance of unvested awards at April 30, 2011	27,000	$1.44

No cash was paid out or received by the Trust relating to restricted share awards during the three months ended April 30, 2011 or 2010.

4. RELATED PARTY TRANSACTIONS

As of April 30, 2011 and 2010, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of April 30, 2011 and 2010, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $680,568 and $620,079 for the three months ended April 30, 2011 and 2010, respectively.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC” and Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

On November 23, 2010, the Trust established a revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor and has no financial covenants.  The line was scheduled to mature on May 23, 2011 but was extended to May 23, 2012 subsequent to the end of the first quarter.  The line is secured by a junior security interest in the Yuma, Arizona property and by the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  There were no funds drawn under the line of credit as of April 30 or January 31, 2011.

6.  SALE OF MEMBERSHIP INTERESTS IN ALBUQUERQUE SUITE HOSPITALITY, LLC

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth, to sell additional units in Albuquerque Suite Hospitality, LLC, the Trust’s subsidiary (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico hotel property.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity and the parties agreed to restructure the operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two-unit minimum subscription.  On October 29, 2010, the parties revised the operating agreement.

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing distribution preference rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity.  Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was payable in 32 Class C units in the Albuquerque entity for the sale of at least 160 units.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

During the first quarter ended April 30, 2011, the Partnership sold approximately 4% of its membership interests for $157,000 to unrelated third parties and approximately 4% for $150,000 to the Trust.  The transactions were a reduction in the Partnership’s controlling interest (see Note 8 – “Variable Interest Entity”); therefore, no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  As of April 30, 2011, the Partnership holds a 28.93% ownership interest in the Albuquerque entity, the Trust holds a 3.81% interest, Mr. Wirth and his affiliates hold an 18.27% interest, and other parties hold a 49.00% interest.

7.  SALE OF PARTNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES, LP

On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which owns and operates the Tucson Foothills hotel property and is owned by the Partnership.  Under the agreement, Rare Earth agreed to purchase or bring in other investors to purchase up to 232 units, which represents approximately 38% of the outstanding partnership units on a post transaction basis in the Tucson entity, and the parties agreed to restructure the limited partnership agreement of the Tucson entity.

Under the restructured limited partnership agreement, Rare Earth became a general partner of the Tucson entity along with the Partnership.  Rare Earth will relinquish its status as a general partner if it fails to sell at least 160 units in the Tucson entity.  Additionally, the partnership interests in the Tucson entity were allocated to three classes with differing distribution preference rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Tucson entity.  Rare Earth is also entitled to a formation fee equal to $320,000, payable in either cash or units in the Tucson entity, if at least 160 units are sold.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

During the first quarter ended April 30, 2011, the Partnership sold approximately 4% of its membership interests for $220,000 to unrelated third parties.  The transactions were a reduction in the Partnership’s controlling interest; therefore, no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  As of April 30, 2011, the Partnership holds a 96.43% ownership interest in the Albuquerque entity and other parties hold a 3.57% interest.

8.   VARIABLE INTEREST ENTITY

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

The Partnership has determined that the Albuquerque entity is a variable interest entity with the Partnership as the primary beneficiary.  In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Albuquerque entity, including its mortgage note payable and distribution obligations, which, based on the capital structure of the Albuquerque entity, management believes could potentially be significant.

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

During the first quarters ending April 30, 2011 and 2010, neither the Trust nor the Partnership has provided any implicit or explicit financial support for which they were not previously contracted.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $376,376 and $380,111 in cash for interest for the three months ended April 30, 2011 and 2010, respectively.

During the first quarter of fiscal year 2011, the Trust issued a promissory note for $15,500 to an unrelated third party for the purchase of 10,000 limited partnership units in the Partnership.  The note is due in 36 monthly principal and interest installments of $479 and matures on April 14, 2014.

During the first quarter of fiscal year 2011, the Trust issued a promissory note for $43,072 to an unrelated third party for the purchase of 19,578 Shares of Beneficial Interest in the Trust.  The note is due in 60 monthly principal and interest installments of $1,031 and matures in June 2016.

During the first quarter of fiscal year 2011, the Trust issued a promissory note for $43,072 to an unrelated third party for the purchase of 19,578 Shares of Beneficial Interest in the Trust.  The note is due in 60 monthly principal and interest installments of $1,031 and matures in June 2016.

10.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the three months ended April 30, 2011 was $45,421, plus a variable component based on gross revenues of each property that totaled approximately $10,449.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $7,387 and $6,156 of general and administrative expense related to the lease during the three-month period ended April 30, 2011 and 2010, respectively.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2012	$163,187
2013	239,760
2014	247,760
2015	228,160
2016	206,560
Thereafter	5,134,333

Total	$6,219,760

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended January 31, 2011, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our hotel properties assets. There have been no material changes to our critical accounting policies since January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, our direct ownership of the Yuma, Arizona property and our management and licensing contracts.  The Partnership’s principal source of revenue is hotel operations for the four hotel properties it owns.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first three months of fiscal year 2011 to the first three months of fiscal year 2012, while rates decreased. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

The Trust has principal of $8.0 million due and payable for the remainder of fiscal year 2012 under mortgage notes payable. For the period between May 1, 2011 and April 30, 2012, the Trust has principal of $8.2 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  Because we have not made the final principal payment, the lender under the note has the option to declare the note due and payable in full.  We are actively working with the current lender to obtain an extension of the mortgage note for an additional term of at least one year and on substantially the same terms.  In the event that we are unable to obtain an extension of the note, we may seek to refinance this property, the value of which we believe is approximately $5.0 million higher than the outstanding principal of the note.  The note includes default interest of five percent above the interest rate in effect under the note.  Our line of credit includes cross-default provisions that may be triggered by our non-payment of the final principal payment under the mortgage on our Ontario, California property.  If the cross-default provisions are triggered, we may lose access to loan advances under the line of credit.

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Albuquerque and Tucson Foothills subsidiaries, and available credit will be sufficient to satisfy our obligations as they become due, assuming the extension or refinancing of the Ontario mortgage note. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

On November 23, 2010, the Trust established a revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor and has no financial covenants.  The line was scheduled to mature on May 23, 2011 but was extended to May 23, 2012 subsequent to the end of the first quarter.  The line is secured by a junior security interest in the Yuma, Arizona property and by the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  There were no funds drawn under the line of credit as of April 30 or January 31, 2011.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the Hotels’ room revenues. The Fund is restricted by the mortgage lender for four of our properties. As of April 30, 2011, $159,195 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the three months ended April 30, 2011, the Hotels spent $267,070 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $425,624 and $327,014 during the three-month periods ended April 30, 2011 and 2010, respectively, on repairs and maintenance.  These amounts have been charged to expense as incurred.

As of April 30, 2011, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 67.9% for the three months ended April 30, 2011, an increase of 5.7% from the prior year same period. ADR decreased $2.47, or 3.1%, to $78.42. The moderate decrease in ADR and increased occupancy resulted in an increase of $2.93, or 5.8%, in REVPAR to $53.26 from $50.33 in the prior year period. The increase in occupancy is due to the moderately improving trend in our economy, which caused more vacation and business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE THREE MONTHS ENDED
	April 30,
	2011	2010
OCCUPANCY	67.9%	62.2%
AVERAGE DAILY RATE (ADR)	$78.42	$80.89
REVENUE PER AVAILABLE ROOM (REVPAR)	$53.26	$50.33

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the improving economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2011 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2010

A summary of the operating results for the three months ended April 30, 2011 and 2010 is:

	2011	2010	Change	% Change
Revenue	$4,998,782	$4,919,705	$79,077	1.6%
Operating Income	$443,202	$470,545	$(27,343)	(5.8)%
Total Expenses	$4,942,801	$4,838,647	$104,154	2.2%
Net Income Attributable to Controlling Interest	$50,106	$97,238	$(47,132)	(48.5)%
Net Income Per Share – Basic	$0.01	$0.01	$0.00	0.0%
Net Income Per Share – Diluted	$0.00	$0.01	$(0.01)	(100.0)%

For the three months ended April 30, 2011, our total revenue was $5.0 million, an increase of $79,000, or 1.6%, compared with the prior year period total of $4.9 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 4.3% to $4.3 million for the three months ended April 30, 2011, from $4.2 million for the three months ended April 30, 2010. Hotel operations, including Food and Beverage operations, experienced increases in revenues during the first quarter of fiscal year 2012 due to higher occupancy as a result of improving economic conditions.

Total expenses were $4.9 million for the three months ended April 30, 2011, an increase of $104,000, or 2.2%, from the prior year period total of $4.8 million.  Total operating expenses were $4.6 million for the three months ended April 30, 2011, a decrease of $106,000, or 2.4%, from the prior year period total of $4.4 million.  The majority of the hotel operating expenses increased due to higher occupancy.

General and administrative expense was $838,000 for the three months ended April 30, 2011, consistent with the prior year period.

Repairs and maintenance expense was $426,000 for the three months ended April 30, 2011, an increase of $99,000 or 30.2% over the prior year period total of $327,000.   The increase was primarily due to higher maintenance labor and operating expenses at the Yuma, Arizona location due to significant maintenance projects at the property.

Total interest expense was $387,000 for the three months ended April 30, 2011, consistent with the prior year period.

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

	For the Three Months Ended April 30,
	2011	2010
Net Income Attributable to Controlling Interest	$50,106	$97,238
Hotel Property Depreciation	449,032	469,744
Loss on Disposition of Hotels	63	201
Non-Controlling Interest Share of Depreciation and Loss on Dispositions	(90,818)	(103,473)
Funds from Operations	$408,383	$463,710

FFO decreased approximately $408,000 for the three-month period ended April 30, 2011, reflecting a decrease of 11.9% when compared to the prior year period.  The decrease was primarily due to higher operating expenses relative to revenues, especially at the Yuma, Arizona property as a result of significant upgrade projects.

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

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in government regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	loss of access to our line of credit;
•	our inability to refinance indebtedness at or prior to the time it matures;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters; and
•	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 to the notes to unaudited consolidated financial statements.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended April 30, 2011, we acquired 5,175 Shares of Beneficial Interest in open market transactions at an average price of $1.58 per share (including brokerage commissions) and 39,591 Shares of Beneficial Interest in privately negotiated transactions at an average price of $2.19 per share. Additionally, we acquired 10,000 Class A Units in the Partnership in a privately negotiated transaction at an average price of $1.55 per unit.  We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 265,466 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 – February 28, 2011	2,880	$1.49	2,880	317,352
March 1 – March 31, 2011	130	$1.80	130	317,222
April 1 – April 30, 2011 (1)	41,756	$2.17	41,756	265,466

(1) During April 2011 the Trust repurchased 10,000 Class A Units in the Partnership for $1.55 per unit under the repurchase program, which further reduced the maximum number of shares that may be purchased in the future under the plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  Because we have not made the final principal payment, the lender under the note has the option to declare the note due and payable in full.  We are actively working with the current lender to obtain an extension of the mortgage note for an additional term of at least one year and on substantially the same terms.  In the event that we are unable to obtain an extension of the note, we may seek to refinance this property.  The note includes default interest of five percent above the interest rate in effect under the note.  Our line of credit includes cross-default provisions that may be triggered by our non-payment of the final principal payment under the mortgage on our Ontario, California property.  If the cross-default provisions are triggered, we may lose access to loan advances under the line of credit.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

See Item 3.

ITEM 6. EXHIBITS

a)	Exhibits

10.1	Change in Terms Agreement for Bank Line of Credit
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	June 3, 2011	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	June 3, 2011	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer