Form 10-Q
period 2011-07-31
INNSUITES HOSPITALITY TRUST
filed 2011-09-14
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of August 31, 2011:  8,504,627

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	JANUARY 31, 2011
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents ($141,606 and $10,107 of variable interest entity (VIE), Note 8)	$1,094,092	$494,844
Restricted Cash	74,143	137,174
Accounts Receivable, including $475,781 and $290,232 from related parties and net of Allowance for Doubtful Accounts of $15,775 and $41,000, as of July 31, and January 31, 2011, respectively ($22,400 and $19,179 of VIE)	758,759	661,024
Prepaid Expenses and Other Current Assets ($43,048 and $45,173 of VIE)	341,596	443,043
Total Current Assets	2,268,590	1,736,085
Hotel Properties, net ($1,461,930 and $1,458,838 of VIE)	25,517,296	25,917,263
Property, Plant and Equipment, net	135,259	139,887
Deferred Finance Costs and Other Assets ($16,672 and $17,485 of VIE)	119,281	141,863
TOTAL ASSETS	$28,040,426	$27,935,098

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ($177,522 and $101,345 of VIE)	$1,924,481	$2,093,228
Current Portion of Mortgage Notes Payable	8,179,778	8,214,759
Current Portion of Other Notes Payable	209,198	172,939
Total Current Liabilities	10,313,457	10,480,926
Mortgage Notes Payable	13,519,347	13,865,957
Other Notes Payable	379,641	307,614

TOTAL LIABILITIES	24,212,445	24,654,497

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,511,027 and 8,546,783 shares issued and outstanding at July 31, and January 31, 2011, respectively	15,490,425	15,412,926
Treasury Stock, 8,275,719 and 8,239,963 shares held at July 31, and January 31, 2011, respectively	(11,549,167)	(11,456,375)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,941,258	3,956,551
NON-CONTROLLING INTEREST	(113,277)	(675,950)
TOTAL EQUITY	3,827,981	3,280,601
TOTAL LIABILITIES AND EQUITY	$28,040,426	$27,935,098

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED July 31,
	2011	2010

REVENUE
Room	$7,214,384	$6,302,693
Food and Beverage	470,554	477,622
Telecommunications	1,828	10,906
Other	115,544	116,387
Management and Trademark Fees, including $115,832 and $134,188 from related parties for the six months ended July 31, 2011 and 2010, respectively	115,832	137,488
Payroll Reimbursements, Related Party	1,116,081	1,374,126
TOTAL REVENUE	9,034,223	8,419,222

OPERATING EXPENSES
Room	1,832,694	1,681,241
Food and Beverage	455,557	408,273
Telecommunications	23,899	38,318
General and Administrative	1,606,825	1,512,555
Sales and Marketing	549,796	585,049
Repairs and Maintenance	789,355	625,050
Hospitality	415,843	370,950
Utilities	605,913	574,270
Hotel Property Depreciation	886,550	935,238
Real Estate and Personal Property Taxes, Insurance and Ground Rent	407,083	480,088
Other	7,566	10,822
Payroll Expenses, Related Party	1,116,081	1,374,126
TOTAL OPERATING EXPENSES	8,697,162	8,595,980
OPERATING INCOME (LOSS)	337,061	(176,758)
Interest Income	560	1,233
TOTAL OTHER INCOME	560	1,233
Interest on Mortgage Notes Payable	755,628	770,531
Interest on Other Notes Payable	15,826	21,429
TOTAL INTEREST EXPENSE	771,454	791,960
CONSOLIDATED NET LOSS	(433,833)	(967,485)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(124,952)	(279,277)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(308,881)	$(688,208)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.04)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,552,780	8,591,977

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED July 31,
	2011	2010

REVENUE
Room	$3,218,212	$2,526,428
Food and Beverage	177,679	152,255
Telecommunications	300	3,964
Other	64,881	60,736
Management and Trademark Fees, including $48,896 and $60,669 from related parties for the six months ended July 31, 2011 and 2010, respectively	48,896	62,576
Payroll Reimbursements, Related Party	525,473	693,558
TOTAL REVENUE	4,035,441	3,499,517

OPERATING EXPENSES
Room	853,259	778,806
Food and Beverage	198,281	179,402
Telecommunications	13,701	17,977
General and Administrative	768,620	708,170
Sales and Marketing	252,743	280,435
Repairs and Maintenance	363,731	298,036
Hospitality	192,506	176,191
Utilities	328,810	308,330
Hotel Property Depreciation	437,518	465,494
Real Estate and Personal Property Taxes, Insurance and Ground Rent	201,504	235,427
Other	4,436	4,994
Payroll Expenses, Related Party	525,473	693,558
TOTAL OPERATING EXPENSES	4,141,582	4,146,820
OPERATING LOSS	(106,141)	(647,303)
Interest Income	417	769
TOTAL OTHER INCOME	417	769
Interest on Mortgage Notes Payable	376,566	392,113
Interest on Other Notes Payable	7,667	10,360
TOTAL INTEREST EXPENSE	384,233	402,473
CONSOLIDATED NET LOSS	(489,957)	(1,049,007)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(130,970)	(263,561)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(358,987)	$(785,446)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.04)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,528,609	8,583,359

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(308,881)	$(967,485)
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By (Used In) Operating Activities:
Provision for Uncollectible Receivables	(25,222)	8,127
Stock-Based Compensation	25,920	24,300
Hotel Property Depreciation	886,550	935,238
Loss on Disposal of Hotel Properties	—	450
Amortization of Deferred Loan Fees	22,582	21,295
Changes in Assets and Liabilities:
Accounts Receivable	(72,513)	37,646
Prepaid Expenses and Other Assets	101,447	(28,203)
Accounts Payable and Accrued Expenses	(168,747)	(325,160)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	461,136	(293,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	63,031	(1,115)
Improvements and Additions to Hotel Properties	(481,955)	(427,234)
NET CASH USED IN INVESTING ACTIVITIES	(418,924)	(28,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	—	(28,948)
Principal Payments on Mortgage Notes Payable	(381,591)	(409,233)
Net Proceeds from Refinancings of Mortgage Notes Payable	—	1,000,000
Payments on Notes Payable to Banks	—	(483,930)
Borrowings on Notes Payable to Banks	—	373,793
Repurchase of Treasury Stock	(56,702)	(41,095)
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	1,278,115	400,000
Distributions to Non-Controlling Interest	(194,531)	—
Payments on Other Notes Payable	(88,255)	(81,214)
NET CASH PROVIDED BY FINANCING ACTIVITIES	557,036	329,373
NET INCREASE IN CASH AND CASH EQUIVALENTS	599,248	7,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	494,844	406,385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,094,092	$413,617

See Supplemental Disclosures at Note 9.

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31 AND JANUARY 31, 2011
AND FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 2011 AND 2010

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at July 31, 2011 owned three hotels through a partnership interest in RRF Limited Partnership (the “Partnership”), one hotel (Albuquerque) through both direct ownership and its interest in the Partnership, and one hotel (Yuma Hospitality LP) wholly and directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as three hotels with an aggregate of 439 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels and an accounting fee. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the three hotels owned by affiliates of Mr. Wirth with an aggregate of 439 suites.   Under the licensing agreements with affiliates of Mr. Wirth, InnSuites Hotels receives a fixed monthly fee based on the number of units in the hotel properties in exchange for use of the “InnSuites” trademark. Additionally, InnSuites Hotels provides trademark and reservation services to 27 unrelated hotel properties with an aggregate of 2,427 rooms and suites.  Under these licensing agreements with unrelated properties, InnSuites Hotels receives variable monthly fees based on the number of reservations processed for the hotel property and, in certain cases, the gross room revenue of the hotel property.

The Trust’s general partnership interest in the Partnership was 71.91% and 71.41% as of July 31 and January 31, 2011, respectively.  The weighted average for the six months ended July 31, 2011 and 2010 was 71.50% and 71.41%, respectively.  On February 1, 2011, the Trust acquired a direct interest in the Albuquerque hotel which was 3.77% as of July 31, 2011.  The weighted average for the six months ended July 31, 2011 was 3.80%.  The Partnership’s interest in the Albuquerque hotel was 28.65% and 33.32% as of July 31 and January 31, 2011, respectively.  In the first and second quarters of fiscal year 2012, Tucson Hospitality Properties, LLP (Foothills) received subscriptions from external investors and retired a portion of the Partnership’s interest.  Thus, the Partnership’s interest in the Tucson Foothills hotel was 76.45% and 100% as of July 31, 2011 and January 31, 2011, respectively.  The weighted average for the six months ended July 31, 2011 was 91.51%.  The Ontario and Tucson St. Mary’s hotels are wholly owned by the Partnership.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 303,568 and 369,391 Class A limited partnership units were issued and outstanding as of July 31 and January 31, 2011, respectively. Additionally, as of July 31 and January 31, 2011, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees of the Trust, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,711,506 Shares of Beneficial Interest of the Trust as of July 31, 2011. The Trust held 9,500,011 and 9,434,188 General Partner Units as of July 31 and January 31, 2011, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ended January 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2011.

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

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is the Trust’s share of the Partnership’s cash flow and its direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the four hotel properties in which it owns interests.  The Trust’s liquidity, including its ability to make distributions to its shareholders, will depend upon the Trust’s ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first six months of fiscal year 2011 to the first six months of fiscal year 2012, while rates decreased. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $7.8 million due and payable for the remainder of fiscal year 2012 under mortgage notes payable, including the amount due upon the Ontario mortgage’s maturity. For the period between August 1, 2011 and July 31, 2012, the Trust has principal of $8.2 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  Because we did not make the final principal payment, the lender under the note has the option to declare the note due and payable in full.  We obtained a six-month extension until November 11, 2011, and we are actively working with the lender to obtain an extension or refinance of the mortgage note for an additional term of two years and on substantially the same terms.  In the event that we are unable to obtain an extension of the note, we may seek to refinance this property, the value of which we believe is higher than the outstanding principal of the note.  We did not make the May, June and July 2011 principal and interest payments until August 2011. The note includes default interest of five percent above the interest rate in effect under the note. For the three months ending July 31, 2011, assessed late fees are $10,671. We are current on the monthly principal and interest payments, and the lender in our negotiations has not required us to pay any additional interest or penalties.

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Tucson Foothills subsidiary, and available credit will be sufficient to satisfy our obligations as they become due, assuming the extension or refinancing of the Ontario mortgage note. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2012 (August 1, 2011 through January 31, 2012), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due. Based on this projection, the Trust extended its $500,000 bank line of credit to May 2012 and began selling non-controlling ownership interests in its Tucson Foothills subsidiary, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2012.  See Note 5 – “Note Payable to Bank”, Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, and Note 7 –“Sale of Partnership Interests in Tucson Hospitality Properties, LP.”

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

For the three- and six-month periods ended July 31, 2011 and 2010, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust.  Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,774,071 and 3,777,329 for the second quarter of fiscal year 2012 and 2011, respectively.  The aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,764,784 and 3,777,329 for the first six months of fiscal year 2012 and 2011, respectively.  For the periods ended July 31, 2010 and 2011, the Class A and Class B limited partnership units were antidilutive.  Therefore, a reconciliation of basic and diluted loss per share is not included.

3. STOCK-BASED COMPENSATION

For the six months ended July 31, 2011, the Trust recognized expenses of $25,920 related to stock-based compensation. During the six months ended July 31, 2010, the Trust recognized expenses of $24,300.  The Trust issued 36,000 restricted shares with a total market value of $51,840 in January 2011 as compensation to its three outside Trustees for fiscal year 2012.

The following table summarizes restricted share activity during the six months ended July 31, 2011:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2011	—	—
Granted	36,000	$1.44
Vested	(18,000)	$1.44
Forfeited	—	—
Balance of unvested awards at July 31, 2011	18,000	$1.44

No cash was paid out or received by the Trust relating to restricted share awards during the six months ended July 31, 2011 or 2010.

4. RELATED PARTY TRANSACTIONS

As of July 31, 2011 and 2010, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2011 and 2010, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $1.1 million and $1.4 million for the six months ended July 31, 2011 and 2010, respectively.  The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $525,000 and $694,000 for the three months ended July 31, 2011 and 2010, respectively.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC” and Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

On November 23, 2010, the Trust established a revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor and has no financial covenants.  The line was scheduled to mature on May 23, 2011 but was extended to May 23, 2012 subsequent to the end of the first quarter.  The line is secured by a junior security interest in the Yuma, Arizona property and by the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  There were no funds drawn under the line of credit as of July 31 or January 31, 2011.

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

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing distribution preference rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity.  After five years there are no distribution priority rights and all Classes have the same priority distribution rights. Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was payable in 32 Class C units in the Albuquerque entity for the sale of at least 160 units.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Preference distributions to all Classes for the remainder of fiscal year 2012 is $139,000 and is $279,000 each year for fiscal years 2013 through 2017. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

During the six months ended July 31, 2011, the Partnership sold approximately 20 units of membership interest to unrelated third parties and 15 units to the Trust.  The transactions were a reduction in the Partnership’s controlling interest (see Note 8 – “Variable Interest Entity”); therefore, no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  As of July 31, 2011, the Partnership holds a 28.65% ownership interest in the Albuquerque entity, the Trust holds a 3.77% interest, Mr. Wirth and his affiliates hold an 18.10% interest, and other parties hold a 49.48% interest.

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

Under the restructured limited partnership agreement, Rare Earth became a general partner of the Tucson entity along with the Partnership.  Rare Earth will relinquish its status as a general partner if it fails to sell at least 160 units in the Tucson entity.  Additionally, the partnership interests in the Tucson entity were allocated to three classes with differing distribution preference rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Tucson entity. After five years there are no distribution priority rights and all Classes have the same prioity distribution rights.  Rare Earth is also entitled to a formation fee equal to $320,000, payable in either cash or units in the Tucson entity, if at least 160 units are sold.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Preference distributions to all Classes for the remainder of fiscal year 2012 is $139,000 and is $279,000 each year for fiscal years 2013 through 2017. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

During the six months ended July 31, 2011, the Partnership sold approximately 8.5% of its membership interests to unrelated third parties.  The transactions were a reduction in the Partnership’s controlling interest; therefore, no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  As of July 31, 2011, the Partnership holds a 76.45% ownership interest in the Tucson Foothills entity, Mr. Wirth and his affiliates hold a 0.31% interest, and other parties hold a 23.24% interest.

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

During the six months ended July 31, 2011 and 2010, neither the Trust nor the Partnership has provided any implicit or explicit financial support for which they were not previously contracted.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $579,111 and $765,590 in cash for interest for the six months ended July 31, 2011 and 2010, respectively.

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

During the second quarter of fiscal year 2011, the Trust issued a promissory note for $94,899 to an unrelated third party for the purchase of 55,823 limited partnership units in the Partnership.  The note is due in 60 monthly principal and interest installments of $1,875 and matures in August 2016.

10.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the six months ended July 31, 2011 was $93,280, plus a variable component based on gross revenues of each property that totaled approximately $10,449.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $14,774 and $10,260 of general and administrative expense related to the lease during the six-month period ended July 31, 2011 and 2010, respectively.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2012	$110,517
2013	239,760
2014	247,760
2015	228,160
2016	206,560
Thereafter	5,134,333

Total	$6,167,090

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, our direct ownership of the Yuma, Arizona property and our management and licensing contracts.  The Partnership’s principal source of revenue is hotel operations for the four hotel properties in which it owns interests.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first six months of fiscal year 2011 to the six months of fiscal year 2012, while rates decreased. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

The Trust has principal of $7.8 million due and payable for the remainder of fiscal year 2012 under mortgage notes payable, including the amount due upon the Ontario mortgage’s maturity. For the period between August 1, 2011 and July 31, 2012, the Trust has principal of $8.2 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  Because we did not make the final principal payment, the lender under the note has the option to declare the note due and payable in full.  We obtained a six-month extension until November 11, 2011 and we are actively working with the lender to obtain an extension or refinance of the mortgage note for an additional term of two years and on substantially the same terms.  In the event that we are unable to obtain an extension of the note, we may seek to refinance this property, the value of which we believe is higher than the outstanding principal of the note.  The note includes default interest of five percent above the interest rate in effect under the note. For the three months ending July 31, 2011 assessed late fees are $10,671. We are current on the monthly principal and interest payments and the lender in our negotiations has not required us to pay any additional interest or penalties.

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Tucson Foothills subsidiary, and available credit will be sufficient to satisfy our obligations as they become due, assuming the extension or refinancing of the Ontario mortgage note.

In past years, we have relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2012 (August 1, 2011 through January 31, 2012), our management has projected that cash flows from operations alone may not be sufficient to meet all of our financial obligations as they come due.

In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

On November 23, 2010, the Trust established a revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor and has no financial covenants.  The line matured on May 23, 2011 and was extended to May 23, 2012. The line is secured by a junior security interest in the Yuma, Arizona property and by the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  There were no funds drawn under the line of credit as of July 31 or January 31, 2011.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the Hotels’ room revenues. The Fund is restricted by the mortgage lender for four of our properties. As of July 31, 2011, $74,143 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the six months ended July 31, 2011, the Hotels spent $481,955 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $789,355 and $625,050 during the six-month periods ended July 31, 2011 and 2010, respectively, on repairs and maintenance.  These amounts have been charged to expense as incurred.

As of July 31, 2011, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

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

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 64.9% for the six months ended July 31, 2011, an increase of 9.1% from the prior year same period. ADR decreased $1.15, or 1.6%, to $72.91. The moderate decrease in ADR and increased occupancy resulted in an increase of $5.97, or 14.5%, in REVPAR to $47.28 from $41.31 in the prior year period. We believe the increase in occupancy is due to the moderately improving trend in our economy, which caused more vacation and business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE SIX MONTHS ENDED
	July 31,
	2011	2010
OCCUPANCY	64.85%	55.77%
AVERAGE DAILY RATE (ADR)	$72.91	$74.06
REVENUE PER AVAILABLE ROOM (REVPAR)	$47.28	$41.31

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the improving economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2011 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2010

A summary of the operating results for the six months ended July 31, 2011 and 2010 is:

	2011	2010	Change	% Change
Revenue	$9,034,223	$8,419,222	$615,001	7.3%
Operating Income (Loss)	$337,061	$(176,758)	$513,819	>100.0%
Total Expenses	$9,468,616	$9,387,940	$80,676	0.9%
Net Loss Attributable to Controlling Interest	$(308,881)	$(688,208)	$379,327	>100.0%
Net Loss Per Share – Basic	$(0.04)	$(0.08)	$0.04	50.0%

For the six months ended July 31, 2011, our total revenue was $9.0 million, an increase of $615,000, or 7.3%, compared with the prior year period total of $8.4 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 13.0% to $7.8 million for the six months ended July 31, 2011, from $6.9 million for the six months ended July 31, 2010. Hotel room revenue increased 14.5% while Food and Beverage operations experienced a slight decrease of 1.5%, primarily due to higher occupancy as a result of what we believe are improving economic conditions.

Total expenses were $9.5 million for the six months ended July 31, 2011, an increase of $81,000, or 0.9%, from the prior year period total of $9.4 million.  Total operating expenses of $8.7 million for the six months ended July 31, 2011, an increase of $101,000, or 1.2%, from the prior year period total of $8.6 million.  The majority of the hotel operating expenses increased due to higher occupancy.

General and administrative expense increased $94,000, or 6.2%, to $1.6 million for the six months ended July 31, 2011 from $1.5 million for the prior year period. The increase was primarily due to increased occupancy.

Repairs and maintenance expense was $789,000 for the six months ended July 31, 2011, an increase of $164,000, or 26.3%, over the prior year period total of $625,000.   The increase was primarily due to higher maintenance labor and operating expenses at the Yuma and Tucson St. Mary’s, Arizona locations due to significant maintenance projects at the property.

Total interest expense was $771,000 for the six months ended July 31, 2011, consistent with the prior year period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2010

A summary of the operating results for the three months ended July 31, 2011 and 2010 is:

	2011	2010	Change	% Change
Revenue	$4,035,441	$3,499,517	$535,925	15.31%
Operating Loss	$(106,141)	$(647,303)	$541,162	>100%
Total Expenses	$4,525,815	$4,549,293	$(23,478)	(0.5)%
Net Loss Attributable to Controlling Interest	$(358,987)	$(785,446)	$426,459	54.3%
Net Loss Per Share – Basic	$(0.04)	$(0.09)	$0.05	55.5%

For the three months ended July 31, 2011, our total revenue was $4.0 million, an increase of $536,000, or 15.3%, compared with the prior year period total of $3.5 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 26.2% to $3.5 million for the three months ended July 31, 2011, from $2.7 million for the three months ended July 31, 2010.

Total expenses were $4.5 million for the three months ended July 31, 2011, a decrease of $23,000, or 0.5%, from the prior year period total of $4.5 million.  Total operating expenses of $4.1 million for the three months ended July 31, 2011 were consistent with the prior year.  Due to better cost control, operating expenses did not increase with the higher occupancy.

General and administrative expense was $769,000 for the three months ended July 31, 2011, an increase of $60,000, or 8.5%, over the prior year total of $708,000.

Repairs and maintenance expense was $364,000 for the three months ended July 31, 2011, an increase of $66,000, or 22.0%, over the prior year period total of $298,000.   The increase was primarily due to higher maintenance labor and operating expenses at the Yuma and Tucson St Mary’s, Arizona locations due to significant maintenance projects at the properties.

Total interest expense of $384,000 for the three months ended July 31, 2011 was consistent with the prior year period.

FUNDS FROM OPERATIONS (FFO)

We recognize that industry analysts and investors use Funds From Operations (“FFO”) as a financial measure to evaluate and compare equity REITs. We also believe it is meaningful as an indicator of net income, excluding most non-cash items, and provides information about our cash available for distributions, debt service and capital expenditures. We follow the March 1995 interpretation of the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, as amended January 1, 2000, which is calculated (in our case) as net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, depreciation and amortization on real estate property and extraordinary items. FFO does not represent cash flows from operating activities in accordance with GAAP and is not indicative of cash available to fund all of our cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity. In addition, our FFO may not be comparable to other companies' FFO due to differing methods of calculating FFO and varying interpretations of the NAREIT definition.  The following tables show the reconciliation of FFO to Net Loss Attributable to Shares of Beneficial Interest:

	For the Six Months Ended July 31,		For the Three Months Ended July 31,
	2011	2010	2011	2010
Net Loss Attributable to Controlling Interest	$(308,881)	$(688,208)	$(358,987)	$(785,446)
Hotel Property Depreciation	886,550	935,238	437,518	465,494
Loss on Disposition of Assets	—	450	—	249
Non-Controlling Interest Share of Depreciation and Loss on Dispositions	(177,176)	(205,642)	(87,352)	(102,170)
Funds from Operations	$400,493	$41,838	$(8,821)	$(421,873)

    FFO increased approximately $359,000 for the six-month period ended July 31, 2011, reflecting an increase greater than 100% when compared to the prior year period.  The increase was primarily due to lower operating expenses relative to revenues, especially an increase in revenues at the Yuma, Arizona property, where we finished significant upgrade projects which resulted in new rooms coming online during the first quarter.

    FFO increased approximately $413,000 for the three-month period ended July 31, 2011, reflecting an increase of 97.9% when compared to the prior year period.  The increase was primarily due to higher revenues and improved cost control during the quarter.

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

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in government regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	our inability to refinance or extend the maturity of indebtedness at or prior to the time it matures;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters; and
•	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended July 31, 2011, we acquired 27,000 Shares of Beneficial Interest in open market transactions at an average price of $1.77 per share (including brokerage commissions).  Additionally, we acquired 55,823 Class A Units in the Partnership in a privately negotiated transaction at an average price of $1.70 per unit.  We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 238,466 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 – May 31, 2011	7,515	$1.73	7,515	257,951
June 1 – June 30, 2011	7,235	$1.80	7,235	250,716
July 1 – July 31, 2011 (1)	12,250	$1.78	12,250	238,466

(1) During July 2011 the Trust repurchased 55,823 Class A Units in the Partnership for $1.70 per unit under the repurchase program, which further reduced the maximum number of shares that may be purchased in the future under the plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  Because we did not make the final principal payment, the lender under the note has the option to declare the note due and payable in full.  We obtained a six-month extension until November 11, 2011, and we are actively working with the current lender to obtain an extension of the mortgage note for an additional term of two years and on substantially the same terms.  In the event that we are unable to obtain an extension of the note, we may seek to refinance this property, the value of which we believe higher than the outstanding principal of the note.

We did not make the May, June, and July 2011 principal and interest payments until August 2011.  The note includes default interest of five percent above the interest rate in effect under the note. For the three months ending July 31, 2011, assessed late fees are $10,671.  We are current on the monthly principal and interest payments, and the lender in our negotiations has not required us to pay any additional interest or penalties.

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

INNSUITES HOSPITALITY TRUST

Dated:	September 14, 2011	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	September 14, 2011	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer