Form 10-Q/A
period 2011-07-31
INNSUITES HOSPITALITY TRUST
filed 2011-10-04
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer   ☐ Non-accelerated filer  ☐   Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of August 31, 2011:  8,504,627

Explanatory Note

The purpose of this Amendment No. 1 to InnSuites Hospitality Trust’s (the “Trust”) quarterly report on Form 10-Q for the quarter ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T and to correct errors in the Trust's Statements of Cash Flows included in Part I of the Form 10-Q.  Note 1 has been revised to note corrections to the statement of cash flows. This Amendment No. 1 also updates the cover page of the Form 10-Q to indicate that all required interactive data files have been submitted and posted pursuant to Rule 405 of Regulation S-T and updates Item 6 of Part II of the Form 10-Q to include Exhibit 101 and new Section 302 and Section 906 certifications.

Except as set forth above, no other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and, except as set forth above, does not modify or update any disclosures in the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED July 31,
	2011	2010

REVENUE
Room	$3,218,212	$2,526,428
Food and Beverage	177,679	152,255
Telecommunications	300	3,964
Other	64,881	60,736
Management and Trademark Fees, including $48,896 and $60,669 from related parties for the six months ended July 31, 2011 and 2010, respectively	48,896	62,576
Payroll Reimbursements, Related Party	525,473	693,558
TOTAL REVENUE	4,035,441	3,499,517

OPERATING EXPENSES
Room	853,259	778,806
Food and Beverage	198,281	179,402
Telecommunications	13,701	17,977
General and Administrative	768,620	708,170
Sales and Marketing	253,743	280,435
Repairs and Maintenance	363,731	298,036
Hospitality	192,506	176,191
Utilities	328,810	308,330
Hotel Property Depreciation	437,518	465,494
Real Estate and Personal Property Taxes, Insurance and Ground Rent	201,504	235,427
Other	4,436	4,994
Payroll Expenses, Related Party	525,473	693,558
TOTAL OPERATING EXPENSES	4,141,582	4,146,820
OPERATING LOSS	(106,141)	(647,303)
Interest Income	417	769
TOTAL OTHER INCOME	417	769
Interest on Mortgage Notes Payable	376,566	392,113
Interest on Other Notes Payable	7,667	10,360
TOTAL INTEREST EXPENSE	384,233	402,473
CONSOLIDATED NET LOSS	(489,957)	(1,049,007)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(130,970)	(263,561)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(358,987)	$(785,446)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.04)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,528,609	8,583,359

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(433,833)	$(967,485)
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By (Used In) Operating Activities:
Provision for Uncollectible Receivables	(25,222)	8,127
Stock-Based Compensation	25,920	24,300
Hotel Property Depreciation	886,550	935,238
Loss on Disposal of Hotel Properties	—	450
Amortization of Deferred Loan Fees	22,582	21,295
Changes in Assets and Liabilities:
Accounts Receivable	(72,513)	37,646
Prepaid Expenses and Other Assets	101,446	(28,203)
Accounts Payable and Accrued Expenses	(168,747)	(325,160)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	336,183	(293,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	63,031	(1,115)
Improvements and Additions to Hotel Properties	(481,955)	(427,234)
NET CASH USED IN INVESTING ACTIVITIES	(418,924)	(428,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	—	(28,948)
Principal Payments on Mortgage Notes Payable	(381,591)	(409,233)
Net Proceeds from Refinancings of Mortgage Notes Payable	—	1,000,000
Payments on Notes Payable to Banks	—	(483,930)
Borrowings on Notes Payable to Banks	—	373,793
Repurchase of Treasury Stock	(56,702)	(41,095)
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	1,307,397	400,000
Distributions to Non-Controlling Interest	(98,860)	—
Payments on Other Notes Payable	(88,255)	(81,214)
NET CASH PROVIDED BY FINANCING ACTIVITIES	681,989	729,373
NET INCREASE IN CASH AND CASH EQUIVALENTS	599,248	7,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	494,844	406,385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,094,092	$413,617

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

    The statement of cash flows for the six months ended July 31, 2011 was revised to correct errors, which changed consolidated net loss used in the operating cash flow reconciliation from $308,881 to $433,833. The change resulted in a reduction of net cash provided by operating activities of $124,953. There was a corresponding change to sale of non-controlling ownership and distributions to non-controlling interest resulting in an increase in net cash provided by financing activities by the same amount.

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

The Partnership has determined that the Albuquerque entity is a variable interest entity with the Partnership as the primary beneficiary.  In its determination, management considered the following qualitative and quantitative factors:

a)     The Partnership, Trust and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Albuquerque entity, including its mortgage note payable and distribution obligations, which, based on the capital of  the Albuquerque entity, management believes could potentially be significant.

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

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

a)	Exhibits

31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	October 4, 2011	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	October 4, 2011	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer