Form 10-Q
period 2011-10-31
INNSUITES HOSPITALITY TRUST
filed 2011-12-15
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2011

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
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of November 30, 2011:  8,469,626

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	JANUARY 31, 2011
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents ($164,237 and $10,107 of variable interest entity (VIE), Note 8)	$674,476	$494,844
Restricted Cash	84,695	137,174
Accounts Receivable, including $563,112 and $290,232 from related parties and net of Allowance for Doubtful Accounts of $11,971 and $41,000, as of October 31, and January 31, 2011, respectively ($30,114 and $19,179 of VIE)	700,224	661,024
Prepaid Expenses and Other Current Assets ($42,062 and $45,173 of VIE)	215,138	443,043
Total Current Assets	1,674,533	1,736,085
Hotel Properties, net ($1,437,940 and $1,458,838 of VIE)	25,234,791	25,917,263
Property, Plant and Equipment, net	133,800	139,887
Deferred Finance Costs and Other Assets ($16,265 and $17,485 of VIE)	130,165	141,863
TOTAL ASSETS	$27,173,289	$27,935,098

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ($155,645 and $101,345 of VIE)	$1,554,227	$2,093,228
Notes Payable to Banks	8	—
Current Portion of Mortgage Notes Payable	8,097,658	8,214,759
Current Portion of Other Notes Payable	159,453	172,939
Total Current Liabilities	9,811,346	10,480,926
Mortgage Notes Payable	13,342,104	13,865,957
Other Notes Payable	376,198	307,614

TOTAL LIABILITIES	23,529,648	24,654,497

Commitments and Contingencies (See Note 10)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,483,672 and 8,546,783 shares issued and outstanding at October 31, and January 31, 2011, respectively	15,405,126	15,412,926
Treasury Stock, 8,303,074 and 8,239,963 shares held at October 31, and January 31, 2011, respectively	(11,607,646)	(11,456,375)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,797,480	3,956,551
NON-CONTROLLING INTEREST	(153,839)	(675,950)
TOTAL EQUITY	3,643,641	3,280,601
TOTAL LIABILITIES AND EQUITY	$27,173,289	$27,935,098

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED October 31,
	2011	2010

REVENUE
Room	$10,070,389	$8,953,276
Food and Beverage	620,052	601,953
Telecommunications	1,882	13,183
Other	166,504	156,199
Management and Trademark Fees, including $166,052 and $179,738 from related parties for the nine months ended October 31, 2011 and 2010, respectively	173,733	184,411
Payroll Reimbursements, Related Party	1,647,584	1,844,845
TOTAL REVENUE	12,680,144	11,753,867

OPERATING EXPENSES
Room	2,666,947	2,474,675
Food and Beverage	623,699	581,977
Telecommunications	34,466	48,006
General and Administrative	2,243,828	2,177,047
Sales and Marketing	810,870	878,471
Repairs and Maintenance	1,102,434	884,216
Hospitality	577,364	536,457
Utilities	933,011	892,948
Hotel Property Depreciation	1,308,764	1,400,263
Real Estate and Personal Property Taxes, Insurance and Ground Rent	676,070	693,116
Other	10,404	11,990
Payroll Expenses, Related Party	1,647,584	1,844,845
TOTAL OPERATING EXPENSES	12,635,441	12,424,011
OPERATING INCOME (LOSS)	44,703	(670,144)
Interest Income	1,704	1,289
TOTAL OTHER INCOME	1,704	1,289
Interest on Mortgage Notes Payable	1,131,051	1,161,497
Interest on Other Notes Payable	25,941	31,068
TOTAL INTEREST EXPENSE	1,156,992	1,192,565
CONSOLIDATED NET LOSS	(1,110,585)	(1,861,420)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(276,391)	(498,390)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(834,194)	$(1,363,030)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.10)	$(0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,534,627	8,585,841

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED October 31,
	2011	2010

REVENUE
Room	$2,856,005	$2,650,583
Food and Beverage	149,498	124,331
Telecommunications	55	2,277
Other	50,960	39,812
Management and Trademark Fees, including $50,231 and $45,551 from related parties for the nine months ended October 31, 2011 and 2010, respectively	57,901	46,923
Payroll Reimbursements, Related Party	531,503	470,719
TOTAL REVENUE	3,645,922	3,334,645

OPERATING EXPENSES
Room	834,253	793,434
Food and Beverage	168,142	173,704
Telecommunications	10,567	9,688
General and Administrative	637,003	664,492
Sales and Marketing	261,074	293,422
Repairs and Maintenance	313,079	259,166
Hospitality	161,521	165,507
Utilities	327,099	318,678
Hotel Property Depreciation	422,214	465,025
Real Estate and Personal Property Taxes, Insurance and Ground Rent	268,988	213,028
Other	2,838	1,168
Payroll Expenses, Related Party	531,503	470,719
TOTAL OPERATING EXPENSES	3,938,281	3,828,031
OPERATING LOSS	(292,359)	(493,386)
Interest Income	1,144	56
TOTAL OTHER INCOME	1,144	56
Interest on Mortgage Notes Payable	375,423	390,966
Interest on Other Notes Payable	10,115	9,639
TOTAL INTEREST EXPENSE	385,538	400,605
CONSOLIDATED NET LOSS	(676,753)	(893,935)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(151,439)	(219,113)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(525,314)	$(674,822)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.06)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,499,442	8,573,949

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED OCTOBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,110,585)	$(1,861,420)
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By (Used In) Operating Activities:
Provision for Uncollectible Receivables	(29,027)	(12,361)
Stock-Based Compensation	38,880	36,450
Hotel Property Depreciation	1,308,764	1,400,263
Loss on Disposal of Hotel Properties	—	675
Amortization of Deferred Loan Fees	11,698	32,585
Changes in Assets and Liabilities:
Accounts Receivable	(10,173)	157,774
Prepaid Expenses and Other Assets	227,905	142,704
Accounts Payable and Accrued Expenses	(539,001)	(415,047)
NET CASH USED IN OPERATING ACTIVITIES	(101,539)	(518,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	52,479	14,523
Improvements and Additions to Hotel Properties	(620,205)	(714,335)
NET CASH USED IN INVESTING ACTIVITIES	(567,726)	(699,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	—	(28,948)
Principal Payments on Mortgage Notes Payable	(640,954)	(615,874)
Net Proceeds from Refinancings of Mortgage Notes Payable	—	1,000,000
Payments on Notes Payable to Banks	—	(483,930)
Borrowings on Notes Payable to Banks	8	373,793
Repurchase of Treasury Stock	(115,181)	(63,127)
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	1,921,824	840,000
Distributions to Non-Controlling Interest	(175,357)	—
Payments on Other Notes Payable	(141,443)	(122,897)
NET CASH PROVIDED BY FINANCING ACTIVITIES	848,897	899,017
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179,632	(319,172)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	494,844	406,385
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$674,476	$87,213

See Supplemental Disclosures at Note 9.

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31 AND JANUARY 31, 2011
AND FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 31, 2011 AND 2010

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at October 31, 2011 owned three hotels through a partnership interest in RRF Limited Partnership (the “Partnership”), one hotel (Albuquerque) through both direct ownership and its interest in the Partnership, and one hotel (Yuma Hospitality LP) wholly and directly (the “Hotels”) with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as three hotels with an aggregate of 439 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman, President and Chief Executive Officer. Under the management agreements, InnSuites Hotels provides the personnel at the hotels, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels and an accounting fee. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the three hotels owned by affiliates of Mr. Wirth with an aggregate of 439 suites.   Under the licensing agreements with affiliates of Mr. Wirth, InnSuites Hotels receives a fixed monthly fee based on the number of units in the hotel properties in exchange for use of the “InnSuites” trademark. Additionally, InnSuites Hotels provides trademark and reservation services to 47 unrelated hotel properties with an aggregate of 4,485 rooms and suites.  Under these licensing agreements with unrelated properties, InnSuites Hotels receives variable monthly fees based on the number of reservations processed for the hotel property and, in certain cases, the gross room revenue of the hotel property.

The Trust’s general partnership interest in the Partnership was 71.91% and 71.41% as of October 31 and January 31, 2011, respectively.  The weighted average for the nine months ended October 31, 2011 and 2010 was 71.64% and 71.41%, respectively.  On February 1, 2011, the Trust acquired a direct interest in the Albuquerque hotel, which was 3.75% as of October 31, 2011.  The weighted average for the nine months ended October 31, 2011 was 3.79%.  The Partnership’s interest in the Albuquerque hotel was 28.50% and 33.32% as of October 31 and January 31, 2011, respectively.  In fiscal year 2012, Tucson Hospitality Properties, LLP (Foothills) received subscriptions from external investors and retired a portion of the Partnership’s interest.  Thus, the Partnership’s interest in the Tucson Foothills hotel was 65.77% and 100% as of October 31, 2011 and January 31, 2011, respectively.  The weighted average for the nine months ended October 31, 2011 was 84.60%.  The Ontario and Tucson St. Mary’s hotels are wholly-owned by the Partnership.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 303,568 and 369,391 Class A limited partnership units were issued and outstanding as of October 31 and January 31, 2011, respectively. Additionally, as of October 31 and January 31, 2011, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees of the Trust, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,711,506 Shares of Beneficial Interest of the Trust as of October 31, 2011. The Trust held 9,500,011 and 9,434,188 General Partner Units as of October 31 and January 31, 2011, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ended January 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2011.

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

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first nine months of fiscal year 2011 to the first nine months of fiscal year 2012, while rates decreased. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $7.6 million due and payable for the remainder of fiscal year 2012 under mortgage notes payable, including the amount due upon the Ontario mortgage’s maturity. For the period between November 1, 2011 and October 31, 2012, the Trust has principal of $8.1 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  The lender under the note currently has the option to declare the note due and payable in full.  We have been in discussion with the lender over the last six to nine months regarding the modification, restructure and/or extension of this single asset non-recourse hotel loan.   We did not make the October or November 2011 payments on the monthly principal and interest since we are awaiting a response from the lender.  The note includes default interest of five percent above the interest rate in effect under the note. For the three months ended  October 31, 2011, accrued late fees were $14,228.  To date, the lender in our negotiations has not required us to pay any additional default interest or penalties.  In the event we are unable to reach an agreement with the lender, we will explore alternative solutions including, but not limited to, alternative sources of financing.

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

In past years, the Trust has relied on cash flows from operations to meet its financial obligations as they come due. However, for the remainder of fiscal year 2012 (November 1, 2011 through January 31, 2012), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of its financial obligations as they come due. Based on this projection, the Trust extended its $500,000 bank line of credit to May 2012 and continues selling non-controlling ownership interests in its Tucson Foothills subsidiary, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2012, assuming the extension or refinancing of the Ontario mortgage note.  See Note 5 – “Note Payable to Bank”.

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

For the three- and nine-month periods ended October 31, 2011 and 2010, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust.  Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,711,506 and 3,777,329 for the third quarter of fiscal year 2012 and 2011, respectively.  The aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,746,830 and 3,777,329 for the first nine months of fiscal year 2012 and 2011, respectively.  For the periods ended October 31, 2010 and 2011, the Class A and Class B limited partnership units were antidilutive.  Therefore, a reconciliation of basic and diluted loss per share is not included.

3. STOCK-BASED COMPENSATION

For the nine months ended October 31, 2011, the Trust recognized expenses of $38,880 related to stock-based compensation. During the nine months ended October 31, 2010, the Trust recognized expenses of $36,450.  The Trust issued 36,000 restricted shares with a total market value of $51,840 in January 2011 as compensation to its three outside Trustees for fiscal year 2012.

The following table summarizes restricted share activity during the nine months ended October 31, 2011:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2011	—	—
Granted	36,000	$1.44
Vested	(27,000)	$1.44
Forfeited	—	—
Balance of unvested awards at October 31, 2011	9,000	$1.44

No cash was paid out or received by the Trust relating to restricted share awards during the nine months ended October 31, 2011 or 2010.

4. RELATED PARTY TRANSACTIONS

As of October 31, 2011 and 2010, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2011 and 2010, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $1.6 million and $1.8 million for the nine months ended October 31, 2011 and 2010, respectively.  The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $531,500 and $471,000 for the three months ended October 31, 2011 and 2010, respectively.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC” and Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

On November 23, 2010, the Trust established a revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor and has no financial covenants.  The line was scheduled to mature on May 23, 2011 but was extended to May 23, 2012 subsequent to the end of the first quarter.  The line is secured by a junior security interest in the Yuma, Arizona property and by the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  There were $8 drawn from the line of credit as of October 31, 2011, and no funds were drawn under the line of credit as of January 31, 2011.

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

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity.  Priority distributions are cumulative for five years. Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was intended for 32 Class C units in the Albuquerque entity after the sale of at least 160 units.  If certain triggering events related the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution to the members.  In the event that the proceeds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes for the remainder of fiscal year 2012 are $70,000 and are $280,000 each year for fiscal years 2013 through 2016. The Albuquerque entity is required to use its best efforts to pay the cumulative priority distributions. The Trust does not guarantee or is not otherwise obligated to pay the priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

        During the nine months ended October 31, 2011, the Partnership sold approximately 22 units of membership interest to unrelated third parties (for a total 199 units of membership interest held by unrelated third parties).  The Trust holds 15 units.  The transactions were a reduction in the Partnership’s controlling interest (see Note 8 – “Variable Interest Entity”); therefore, no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  As of October 31, 2011, the Partnership holds a 28.50% ownership interest in the Albuquerque entity, the Trust holds a 3.75% interest, Mr. Wirth and his affiliates hold an 18.00% interest, and other parties hold a 49.75% interest.

7.  SALE OF PARTNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES, LP

On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property and was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding partnership units in the Tucson entity, on a post transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity.

        Under the restructured limited partnership agreement, Rare Earth became a general partner of the Tucson entity along with the Partnership.  The partnership interests in the Tucson entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions are cumulative for five years.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Tucson entity.  Sales are ongoing in the fiscal fourth quarter. If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes for the remainder of fiscal year 2012 are projected to be $107,100 and $428,400 each year for fiscal years 2013 through 2017. The Tucson entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee or is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

        During the nine months ended October 31, 2011, the Partnership sold approximately one third of its membership interests to unrelated third parties.  The transactions were a reduction in the Partnership’s controlling interest; therefore, no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  As of October 31, 2011, the Partnership holds a 65.77% ownership interest in the Tucson Foothills entity, Mr. Wirth and his affiliates hold a 0.65% interest, and other parties hold a 33.42% interest.

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

During the nine months ended October 31, 2011 and 2010, neither the Trust nor the Partnership has provided any implicit or explicit financial support for which they were not previously contracted.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $1,135,038 and $1,155,651 in cash for interest for the nine months ended October 31, 2011 and 2010, respectively.

During the first quarter of fiscal year 2012, the Trust issued a promissory note for $15,500 to an unrelated third party for the purchase of 10,000 limited partnership units in the Partnership.  The note is due in 36 monthly principal and interest installments of $479 and matures on April 14, 2014.

During the first quarter of fiscal year 2012, the Trust issued a promissory note for $43,072 to an unrelated third party for the purchase of 19,578 Shares of Beneficial Interest in the Trust.  The note is due in 60 monthly principal and interest installments of $1,031 and matures in June 2016.

During the first quarter of fiscal year 2012, the Trust issued a promissory note for $43,072 to an unrelated third party for the purchase of 19,578 Shares of Beneficial Interest in the Trust.  The note is due in 60 monthly principal and interest installments of $1,031 and matures in June 2016.

During the second quarter of fiscal year 2012, the Trust issued a promissory note for $94,899 to an unrelated third party for the purchase of 55,823 limited partnership units in the Partnership.  The note is due in 60 monthly principal and interest installments of $1,875 and matures in August 2016.

10.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the nine months ended October 31, 2011 was $123,750, plus a variable component based on gross revenues of each property that totaled approximately $68,600.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $20,993 and $17,647 of general and administrative expense related to the lease during the nine-month period ended October 31, 2011 and 2010, respectively.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2012	$46,640
2013	239,760
2014	247,760
2015	228,160
2016	206,560
Thereafter	5,134,333

Total	$6,103,213

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

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first nine months of fiscal year 2011 to the nine months of fiscal year 2012, while rates decreased. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.

The Trust has principal of $7.6 million due and payable for the remainder of fiscal year 2012 under mortgage notes payable, including the amount due upon the Ontario mortgage’s maturity. For the period between November 1, 2011 and October 31, 2012, the Trust has principal of $8.1 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  The lender under the note currently has the option to declare the note due and payable in full.  We have been in discussion with the lender over the last six to nine months regarding the modification, restructure and/or extension of this single asset non-recourse hotel loan. We did not make the October or November 2011 payments on the monthly principal and interest since we are awaiting a response from the lender.  The note includes default interest of five percent above the interest rate in effect under the note. For the three months ended October 31, 2011, accrued late fees were $14,228.  To date, the lender in our negotiations has not required us to pay any additional default interest or penalties.  In the event we are unable to reach an agreement with the lender, we will explore alternative solutions including, but not limited to, alternative sources of financing.

In past years, we have relied on cash flows from operations to meet financial obligations as they come due. However, for the remainder of fiscal year 2012 (November 1, 2011 through January 31, 2012), our management has projected that cash flows from operations alone may not be sufficient to meet all of our financial obligations as they come due.

In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments.

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Tucson Foothills subsidiary, and available credit, collectively, will be sufficient to satisfy our obligations as they become due, assuming the extension or refinancing of the Ontario mortgage note.

On November 23, 2010, the Trust established a revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor and has no financial covenants.  The line matured on May 23, 2011 and was extended to May 23, 2012. The line is secured by a junior security interest in the Yuma, Arizona property and by the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  There were $8 drawn from the line of credit as of October 31, 2011, and no funds were drawn under the line of credit as of January 31, 2011.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the Hotels’ room revenues. The Fund is restricted by the mortgage lender for four of our properties. As of October 31, 2011, $84,695 was held in restricted capital expenditure funds and is included on our Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and for refurbishment and replacement of furniture, fixtures and equipment, in addition to other uses of amounts in the Fund considered appropriate from time to time. During the nine months ended October 31, 2011, the Hotels spent $620,205 for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts have been capitalized and are being depreciated over their estimated useful lives. The Hotels also spent $1.1 million and $884,000 during the nine-month periods ended October 31, 2011 and 2010, respectively, on repairs and maintenance.  These amounts have been charged to expense as incurred.

As of October 31, 2011, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

The Tucson and Albuquerque entities are required to use its best efforts to pay the priority distributions referenced in notes 6 and 7. The Trust does not guarantee or is not otherwise obligated to pay the cumulative priority distributions.

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

The Trust submitted its plan on November 1, 2010.  The plan includes expected improvement in hotel operating profits as the economy and hospitality industry continue to recover, the sale of membership interests in the Albuquerque entity above carrying value, and the potential sale of membership interests in other hotel properties owned by the Trust and Partnership above carrying value.  (The sale of membership units in the Tucson Foothills entity began in April and continues into the fiscal fourth quarter.)  The Trust expects to regain compliance within the 18-month plan period.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 61.76% for the nine months ended October 31, 2011, an increase of 7.2% from the prior year same period. ADR decreased $0.57, or 0.80%, to $70.84. The moderate decrease in ADR and increased occupancy resulted in an increase of $4.84, or 12.45%, in REVPAR to $43.75 from $38.90 in the prior year period. We believe the increase in occupancy is due to the moderately improving trend in our economy, which caused more vacation and business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE NINE MONTHS ENDED
	October 31,
	2011	2010
OCCUPANCY	61.76%	54.48%
AVERAGE DAILY RATE (ADR)	$70.84	$71.41
REVENUE PER AVAILABLE ROOM (REVPAR)	$43.75	$38.90

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the improving economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2011 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2010

A summary of the operating results for the nine months ended October 31, 2011 and 2010 is:

	2011	2010	Change	% Change
Revenue	$12,680,144	$11,753,867	$926,277	7.9%
Operating Income (Loss)	$44,703	$(670,144)	$714,848	>100.0%
Total Expenses	$13,792,433	$13,616,576	$175,857	1.3%
Net Loss Attributable to Controlling Interest	$(834,194)	$(1,363,030)	$528,836	38.8%
Net Loss Per Share – Basic	$(0.10)	$(0.16)	$0.06	37.5%

For the nine months ended October 31, 2011, our total revenue was $12.7 million, an increase of $926,000, or 7.9%, compared with the prior year period total of $11.8 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 11.7% to $10.9 million for the nine months ended October 31, 2011, from $9.7 million for the nine months ended October 31, 2010. Hotel room revenue increased 12.5% while Food and Beverage operations experienced an increase of 3.0%, primarily due to higher occupancy as a result of what we believe are improving economic conditions.

Total expenses were $13.8 million for the nine months ended October 31, 2011, an increase of $176,000, or 1.3%, from the prior year period total of $13.6 million.  Total operating expenses of $12.6 million for the nine months ended October 31, 2011, an increase of $211,000, or 1.7%, from the prior year period total of $12.4 million.  The majority of the hotel operating expenses increased due to higher occupancy.

General and administrative expense increased $67,000, or 3.1%, to $2.24 million for the nine months ended October 31, 2011 from $2.18 million for the prior year period. The increase was primarily due to increased occupancy.

Repairs and maintenance expense was $1.1 million for the nine months ended October 31, 2011, an increase of $218,000, or 24.7%, over the prior year period total of $884,000.   The increase was primarily due to higher maintenance labor and operating expenses at the Yuma and Tucson St. Mary’s, Arizona locations due to significant maintenance projects at the property.

Total interest expense was $1.2 million for the nine months ended October 31, 2011 and was consistent with the prior year period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2010

A summary of the operating results for the three months ended October 31, 2011 and 2010 is:

	2011	2010	Change	% Change
Revenue	$3,645,922	$3,334,645	$311,277	9.3%
Operating Loss	$(292,359)	$(493,386)	$201,027	40.7%
Total Expenses	$4,323,818	$4,228,636	$95,182	2.3%
Net Loss Attributable to Controlling Interest	$(525,314)	$(674,822)	$149,508	22.2%
Net Loss Per Share – Basic	$(0.06)	$(0.08)	$0.02	25.0%

For the three months ended October 31, 2011, our total revenue was $3.6 million, an increase of $311,000, or 9.3%, compared with the prior year period total of $3.3 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 8.5% to $3.1 million for the three months ended October 31, 2011, from $2.8 million for the three months ended October 31, 2010, due to increased occupancy at the Yuma hotel.

Total expenses were $4.3 million for the three months ended October 31, 2011, an increase of $95,000, or 2.3%, from the prior year period total of $4.2 million.  Total operating expenses of $3.9 million for the three months ended October 31, 2011 increased $110,000 or 2.9% from the prior year of $3.8 million.  Due to better cost control, operating expenses did not increase proportionately with revenue with the higher occupancy.

General and administrative expense was $637,000 for the three months ended October 31, 2011, a decrease of $27,000, or 4.1%, from the prior year total of $664,000.

Repairs and maintenance expense was $313,000 for the three months ended October 31, 2011, an increase of $54,000, or 20.8%, over the prior year period total of $259,000.   The increase was primarily due to higher maintenance labor and operating expenses at the Yuma and Tucson St Mary’s, Arizona locations due to significant maintenance projects at the properties.

Total interest expense of $386,000 for the three months ended October 31, 2011 and was consistent with the prior year period.

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

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2011	2010	2011	2010
Net Loss Attributable to Controlling Interest	$(834,194)	$(1,363,030)	$(525,314)	$(674,822)
Hotel Property Depreciation	1,308,764	1,400,263	422,214	465,025
Loss on Disposition of Assets	63	675	—	225
Non-Controlling Interest Share of Depreciation and Loss on Dispositions	(339,070)	(307,468)	(109,888)	(101,826)
Funds from Operations	$135,563	$(269,560)	$(212,988)	$(311,398)

    FFO increased approximately $405,000 for the nine-month period ended October 31, 2011, when compared to the nine-month period ended October 31, 2010.  Comparing the three-month periods ended October 31, 2011 and 2010, FFO shows improvement of approximately $98,000. The increase was primarily due to lower operating expenses relative to revenues, especially an increase in revenues at the Yuma, Arizona property, where we finished significant upgrade projects which resulted in new rooms coming online during the first quarter.

EARNINGS BEFORE INTEREST TAX DEPRECIATION AND AMORTIZATION (EBITDA)

The Trust reported earnings before minority interest, interest, taxes, depreciation and amortization (Adjusted EBITDA) of $1.4 million for the nine months ended October 31, 2011, as compared to $730,000 in the prior year period, an increase of $613,000, or 84%. Adjusted EBITDA was $130,000 for the three months ended October 31, 2011, as compared to $(28,000) in the prior year period, an improvement of $101,000. Adjusted EBITDA is a non-GAAP financial measure that management believes provides meaningful insight into the Trust’s financial performance and its operating profitability before non-operating expenses (such as interest and "other" non-core expenses) and non-cash charges (depreciation and amortization).

A reconciliation of adjusted EBITDA to net loss attributable to Shareholders of Beneficial Interest for the nine and three months ended October 31, 2011 follows:

	For the Nine Months Ended October 31,		For the Three Months Ended October 31,
	2011	2010	2011	2010
Net loss attributable to controlling interest	$(834,194)	$(1,363,030)	$(525,314)	$(674,822)
Add back:
Depreciation	1,308,764	1,400,263	422,214	465,025
Interest expense	1,156,992	1,192,565	385,538	400,605
Net loss attributable to Non-controlling interest	(276,391)	(498,390)	(151,439)	(219,113)
Less:
Interest income	1,704	1,289	1,144	56
ADJUSTED EBITDA	$1,353,467	$730,119	$129,855	$(28,361)

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

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in government regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	our inability to refinance or extend the maturity of indebtedness at, prior to or after the time it matures;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters; and
•	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended October 31, 2011, we acquired 27,355 Shares of Beneficial Interest in open market transactions at an average price of $2.14 per share (including brokerage commissions).   We intend to continue repurchasing Shares of Beneficial Interest and RRF Limited Partnership Units in compliance with applicable legal and NYSE Amex requirements. We remain authorized to repurchase an additional 155,288 limited partnership units in the Partnership and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 - August 31, 2011	6,400	$1.97	6,400	176,243
September 1 - September 30, 2011	10,930	$2.15	10,930	165,313
October 1 - October 31, 2011	10,025	$2.23	10,025	155,288

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011, at which time a final principal payment of approximately $7.5 million was due.  The lender under the note currently has the option to declare the note due and payable in full.  We have been in discussion with the lender over the last six to nine months regarding the modification, restructure and/or extension of this single asset non-recourse hotel loan.   We did not make the October or November 2011 payments on the monthly principal and interest since we are awaiting a response from the lender.  The note includes default interest of five percent above the interest rate in effect under the note. For the three months ended October 31, 2011, accrued late fees were $14,228.To date, the lender in our negotiations has not required us to pay any additional default interest or penalties. In the event we are unable to reach an agreement with the lender, we will explore alternative solutions, including, but not limited to, alternative sources of financing.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	XBRL Exhibits: *
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Labels Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
* In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	December 15, 2011	/s/ James F. Wirth
James F. Wirth
Chairman, President and Chief Executive Officer

Dated:	December 15, 2011	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer