Form 10-K
period 2012-01-31
INNSUITES HOSPITALITY TRUST
filed 2012-04-30
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012.

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

Large Accelerated Filer ☐        Accelerated Filer  ☐             Non-Accelerated Filer  ☐        Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 29, 2011, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE Amex:  $2,897,541.

Number of Shares of Beneficial Interest outstanding as of April 15, 2012:  8,427,610.

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2012 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof)

PART I

Item 1.    BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for eight hotels, and provides trademark license services for nine hotels.  On January 31, 2012, the Trust owned a 71.98% sole general partner interest in the Partnership, which wholly-owned two InnSuites® hotels located in Tucson, Arizona and Ontario, California, and together with the Trust owned a 57.96% interest in another InnSuites® hotel located in Tucson, Arizona.  The Trust also wholly-owned one InnSuites® hotel located in Yuma, Arizona and owned a direct 42.25% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly-owned subsidiary of the Trust, provides management services for the Hotels and three hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer.  InnSuites Hotels also provides trademark and licensing services to the Hotels, three hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.  In addition, InnSuites Hotels provides reservations services for fifty-one unrelated hotel properties. The Trust has 239 full-time and 22 part-time employees.

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

The Trust believes that a significant opportunity for revenue growth and profitability will arise from the skillful management of the Trust’s Hotels or managed hotel properties for both increased occupancy and rates.  The Trust’s primary business objective is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders.  The Trust seeks to achieve this objective through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites® hotels and the “InnSuites Boutique Hotel Collection” brands in the southwestern region of the United States.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

The Trust has a single class of Shares of Beneficial Interest, without par value, that are traded on the NYSE Amex under the symbol “IHT.”  The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects.  However, each Class A limited partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust and each Class B limited partnership unit is convertible, upon approval of the Board of Trustees of the Trust, into one newly-issued Share of Beneficial Interest of the Trust.  The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels provides the personnel for the Hotels and the three hotels owned by affiliates of Mr. Wirth, the expenses of which are reimbursed at cost, and manages the Hotels’ daily operations. Beginning February 1, 2012, the Hotels and the three hotels owned by affiliates of James F. Wirth, will directly pay their hotel employees. All such expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels are set at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. The management fees for the three hotels owned by affiliates of Mr. Wirth are set at 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 due at year-end for annual accounting closing activities.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  All such fees among InnSuites Hotels, the Trust and the Partnership have been eliminated in consolidation.  During the first eleven months of fiscal year 2010, InnSuites Hotels received 1.25% of room revenue from the three hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark.  Effective January 1, 2010 and through January 31, 2012, the fees for hotels owned by affiliates of Mr. Wirth were amended to a per-room calculation, with fees equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the amount above 100 rooms. These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership.   InnSuites Hotels received 0.5% of room revenue from an unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2012 and 2011.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice.

FRANCHISE AGREEMENTS

    InnSuites Hotels has entered into membership arrangements with Best Western International with respect to four of the Hotels.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  The Trust incurred $302,273 and $324,084 in total fees related to these agreements for the fiscal years ended January 31, 2012 and 2011, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive.  The Trust expects the major challenge for fiscal year 2013 to be the overall economy and strong competition for all business in the markets in which it operates, which may affect the Trust’s ability to increase room rates while maintaining market share.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property developments have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of the Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States.   The Trust has a concentration of assets in the southern Arizona market.  In the markets in which the Trust operates, in particular, the Yuma, Arizona and Ontario, California markets, supply has increased during the past several years.  In the Tucson, Arizona market, demand has declined during fiscal year 2012.  Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on the revenue of the Hotels in their respective markets.

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

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow issues.  Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, data breach, regional economic downturn or poor weather conditions should occur during the first or fourth fiscal quarters, the adverse impact to the Trust’s revenues could likely be greater as a result of its southern Arizona seasonal business.

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

Item 2.     PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020 in a space leased by the Trust from a third party.  On January 31, 2012, the Partnership wholly owned two Hotels and together with the Trust owned 57.96% of a third Hotel.  The Trust owned 99.9% of one Hotel and 42.25% of a second Hotel.  All of the Hotels are operated as InnSuites® Hotels, while four Hotels are also marketed as Best Western® Hotels.  All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION (1)	PERCENT OWNERSHIP BY THE TRUST

InnSuites Hotel and Suites Airport Albuquerque Best Western	101	1975/1985	2004	42.25% (2)

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2005	42.20% (3)

InnSuites Hotels and Suites Yuma Best Western	166	1982/1984	2010	99.9% (4)

InnSuites Hotel and Suites Ontario Airport Best Western	150	1990	2005	71.98% (5)

InnSuites Hotels and Suites Tucson St. Mary’s	267	1960/1971	2006	71.98% (5)

Total suites	843

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites.
(2) The Trust owns a direct 42.25% interest in the Albuquerque, New Mexico Hotel.
(3) The Trust holds a direct 1.79% interest and the Partnership owns a 56.17% interest in the Tucson, Arizona Foothills Hotel.  The Trust owns a 71.98% general partner interest in the Partnership.
(4) The Trust holds a direct 99.9% ownership interest in the Yuma, Arizona Hotel.
(5) As of January 31, 2012, the Partnership owns a 100% interest in the Tucson, Arizona and Ontario, California Hotels. The Trust owns a 71.98% general partner interest in the Partnership.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” herein for a discussion of occupancy rates at the Hotels.

See Note 10 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

Item 3.     LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings. See Note 19 to consolidated financial statements.

Item 4.     MINE SAFETY DISCLOUSURES

None.

PART II

Item 5.     MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST PURCHASES OF SHARES

The Trust’s Shares of Beneficial Interest are traded on the NYSE Amex under the symbol “IHT.” On April 15, 2012, the Trust had 8,427,610 shares outstanding and 407 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as quoted by the NYSE Amex, as well as dividends declared thereon:

Fiscal Year 2012	High	Low	Dividends
First Quarter	$2.44	$1.21	—
Second Quarter	$2.06	$1.53	—
Third Quarter	$2.42	$1.69	—
Fourth Quarter	$2.28	$2.02	$0.01

Fiscal Year 2011	High	Low	Dividends
First Quarter	$1.45	$1.12	—
Second Quarter	$1.55	$1.21	—
Third Quarter	$1.52	$1.06	—
Fourth Quarter	$1.55	$1.10	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2012 and 2011, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust has paid dividends each fiscal year since its inception in 1971 and the Trust expects comparable cash dividends will continue to be paid in the future.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2012, the Trust acquired 33,706 Shares of Beneficial Interest in open market transactions at an average price of $2.31 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Amex requirements.  The Trust remains authorized to repurchase an additional 121,582 limited partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 – November 30, 2011	25,995	$2.08	25,995	129,293
December 1 – December 31, 2011	2,491	$2.30	2,491	126,802
January 1 – January 31, 2012	5,220	$2.37	5,220	121,582
Total	33,706		33,706

See Part III, Item 12 for information about our equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

    Not required for smaller reporting companies.

 Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2012, the InnSuites system included five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through membership agreements with Best Western.  All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals and the operation of a reservation system.

Our operations consist of one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels.  In addition, we receive management fees, trademark license fees and reservation fees from three hotels owned by Mr. Wirth and his affiliates, trademark license fees from one hotel owned by a non-related third party and reservation fees from fifty-one hotels owned by non-related third parties.

Our results are significantly affected by occupancy and room rates at the Hotels, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.  Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins.  Supply of hotels has increased in the markets we operate, particularly in the Yuma, Arizona and Ontario, California markets during the past several years.  Market demand has declined in the Tucson, Arizona market during the last fiscal year.  Management does not expect these trends to continue. However, either a further increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on the revenue of the Hotels in their respective markets.

Weak economic conditions, both generally and specifically in the travel industry, had a negative impact on our operations in fiscal years 2012 and 2011.  We anticipate moderate improvement in these conditions during fiscal year 2013. We expect moderate improvements in overall economic conditions to result in improved business and leisure travel and relatively steady room rates.  We expect the major challenge for fiscal year 2013 to be the continuation of strong competition for group and other business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.  We believe that we have positioned the hotels to remain competitive through selective refurbishment, by carrying a relatively large number of two-room suites at each location and by maintaining a robust guest internet access system.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

At January 31, 2012, through our sole general partner’s interest in the Partnership, we owned a 71.98% interest in Hotels in Ontario, CA and Tucson, AZ, direct 42.25% interest in the Albuquerque, NM Hotel, 42.20% interest in another Tucson, AZ Hotel, and a 99.9% direct interest in the Yuma, AZ Hotel.  At January 31, 2011 through our sole general partner’s interest in the Partnership we owned a 71.41% interest in three of the Hotels, a 23.79% in one of the Hotels, and we owned a 99.9% direct interest in one Hotel. We purchased 75,726 Partnership units during the year ended January 31, 2012.  We did not purchase any Partnership units during the year ended January 31, 2011.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  In fiscal year 2012, occupancy increased 6.77% to 61.73% from 54.96% in the prior year.  ADR decreased by $0.01 to $71.20 in fiscal year 2012 from $71.21 in fiscal year 2011. The increase in occupancy and ADR remaining stable resulted in an increase in REVPAR of $4.81 to $43.95 in fiscal year 2012 from $39.14 in fiscal year 2011.  The increased occupancy and stable rates reflect the improving economy and travel industry during fiscal year 2012.

The following table shows certain historical financial and other information for the periods indicated:

	For the Year Ended January 31,
	2012	2011

Occupancy	61.73%	54.96%

Average Daily Rate (ADR)	$71.20	$71.21

Revenue Per Available Room (REVPAR)	$43.95	$39.14

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time.  For information relating to such related party transactions see the following:

•	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”
•	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 10 to our Consolidated Financial Statements – “Mortgage Notes Payable.”
•
For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, 4 and 5 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Restructuring Agreement for Tucson Hospitality Properties Subsidiary,” and  Restructuring Agreement for Ontario Hospitality Properties Subsidiary,” respectively.

•	For a discussion of other related party transactions, see Note 16 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the year ended January 31, 2012 compared to the year ended January 31, 2011.

Overview

A summary of operating results for the fiscal years ended January 31 is:

	2012	2011	Change	% Change
Revenue	$17,068,036	$15,740,427	$1,327,609	8.43%
Operating Income (Loss)	$75,442	$(1,082,293)	$1,157,735	>100.0%
Net Loss Attributable to Controlling Interest	$(1,078,741)	$(2,007,691)	$928,950	46.27%
Loss Per Share – Basic	$(0.13)	$(0.23)	$0.10	43.48%
Loss Per Share – Diluted	$(0.13)	$(0.23)	$0.10	43.48%

Our overall results in fiscal year 2012 were positively affected by the improving economic environment and the hospitality industry in particular.

For the twelve months ended January 31, 2012, we had total revenue of $17.1 million compared to $15.7 million for the twelve months ended January 31, 2011, an increase of approximately $1.3 million. This increase in total revenue is primarily due to higher occupancies at the Hotels, resulting in increased room revenues. During fiscal year 2013, we expect improvements in occupancy and modest improvements in rates. Total expenses of $18.3 million for the twelve months ended January 31, 2012 reflect a decrease of approximately $123,000 compared to total expenses of $18.4 million for the twelve months ended January 31, 2011.  The decrease was primarily due to reduced payroll expense under the management contracts.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services.  General and administrative expenses of $3.1 million for the twelve months ended January 31, 2012 increased $165,000 from $2.9 million for the twelve months ended January 31, 2011 primarily due to increased occupancies at the hotels.

Sales and marketing expenses of $1.1 million for the twelve months ended January 31, 2012 were consistent with the prior year.

Total operating expenses of $17.0 million for the twelve months ended January 31, 2012 were consistent with the prior year. Considering the increased occupancy, this reflects the benefits of improved cost control.

Total interest expense for the twelve months ended January 31, 2012 was $1.5 million, a decrease of $61,000 from $1.6 million for the twelve months ended January 31, 2011. The decrease was primarily due to reduced interest on mortgage notes payable, which decreased by $58,000, and lower principal balances.

We had a consolidated net loss before income taxes of $1.4 million for the twelve months ended January 31, 2012, compared to $2.7 million in the prior year.  After deducting the loss allocated to the minority interest of $369,603, we had a net loss attributable to controlling interests of approximately $1.1 million for fiscal year 2012, which represented approximately $902,000 in additional income attributable to controlling interests, as compared to the twelve months ended January 31, 2011.  Basic and diluted net loss per share was $(0.13) for the twelve months ended January 31, 2012, compared to $(0.23) for fiscal year 2011.   The change from the prior year is primarily attributable to increased business levels at the hotel properties.

We reported earnings before minority interest, interest, taxes, depreciation and amortization (Adjusted EBITDA) of $1.8 million for the fiscal year ended January 31, 2012, as compared to $744,000 in the prior year, an increase of $1.1 million, or greater than 100%. Adjusted EBITDA is a non-GAAP financial measure that management believes provides meaningful insight into the Trust’s financial performance and its operating profitability before non-operating expenses (such as interest and "other" non-core expenses) and non-cash charges (depreciation and amortization).

A reconciliation of Adjusted EBITDA to net loss attributable to Shareholders of Beneficial Interest for the fiscal years ended January 31 follows:

	2012	2011
Net loss attributable to controlling interest	$(1,078,741)	$(2,007,691)
Add back:
Depreciation	1,734,734	1,853,164
Interest expense	1,527,507	1,588,760
Non-controlling interest	(369,603)	(689,065)
Less:
Interest income	(3,721)	(1,297)
ADJUSTED EBITDA	$1,810,176	$743,871

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from Albuquerque, New Mexico hotel property and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the two hotel properties it owns and quarterly distributions from the Tucson, Arizona property.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates at the Hotels with occupancy significantly increasing and ADR remaining stable during fiscal year 2012, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors negatively impact hotel room demand and pricing, which reduces our profit margins on rented suites.

In past years, we have relied on our cash flows from operations and hotel refinancing to meet our financial obligations as they come due. For the fiscal year 2013 (February 1, 2012 through January 31, 2013), our management has projected that cash flows from operations alone may not be sufficient  to meet all of our financial obligations as they become due during  fiscal year 2013. Based on this projection, we began syndicating up to 49% of our ownership in the Ontario, California hotel property by entering into a restructuring agreement on February 29, 2012.  The first funds related to this syndication were received on March 5, 2012 and as of April 6, 2012, the Partnership has received $900,000 in connection with the Ontario hotel syndication.  The syndication will be conducted in the same manner as syndications of our Albuquerque and Tucson properties in fiscal year 2011 and 2012, respectively.  Additionally, the Trust’s management is actively working to extend our $500,000 bank line of credit which matures in May 2012.

With the expected proceeds from the sale of ownership interests in the Ontario hotel property and the availability of the $500,000 bank line of credit, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due. Subsequent to the balance sheet date, on February 14, 2012, management reached an agreement with the lender on the Ontario property to modify the original loan reducing the principal and interest payments by approximately $40,000 per month and extending the mortgage note payable for three years until January 2015. The Trust’s management is also actively discussing a potential refinance with other lenders.  In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional minority interest sales.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2011 and 2012, which could result in higher revenues and operating margins.  Challenges in fiscal year 2013 are expected to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by (used in) operating activities totaled $936,000 and $(679,000) for the years ended January 31, 2012 and 2011, respectively.  The increase in fiscal year 2012 compared to fiscal year 2011 was due to increased business levels at the hotel properties, reflecting the improving economy and its impact on the travel industry.

Net cash used in investing activities totaled $(970,000) and $(1.1) million for the years ended January 31, 2012 and 2011, respectively.  The decrease in funds used in 2012 as compared to 2011 was due to reduced capital refurbishment projects.

Net cash provided by financing activities totaled $522,000 and $1.9 million for the years ended January 31, 2012 and 2011, respectively.  The decrease was due to the $2.2 million of funds raised in the sale of non-controlling interests in the Albuquerque subsidiary during fiscal year 2011.

As of January 31, 2012, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of January 31, 2012, $136,808 was held in these accounts and is reported on our Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2012 and 2011, the Hotels spent approximately $970,000 and $1.1 million, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives.  We plan to spend approximately $505,000 for capital expenditures in fiscal year 2013.  The Hotels also spent approximately $1.4 million and $1.3 million during fiscal years 2012 and 2011, respectively, on repairs and maintenance and these amounts have been charged to expense as incurred.

We have minimum debt payments of $2.0 million and $6.0 million due during fiscal years 2013 and 2014, respectively. On November 23, 2010, we established a revolving bank line of credit, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 2.75% per annum with a 6.0% rate floor, has no financial covenants and matures on May 23, 2012.   Management is actively working with the lender to extend this line of credit.  If the Trust maintains bank balances of at least $250,000 with the lender, the line of credit bears interest at the prime rate plus 1.0% with a 6.0% rate floor.  The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables.  Mr. Wirth is a guarantor on the line of credit.  On January 31, 2012, the Trust had drawn no funds under the line of credit. The largest outstanding balance on the line of credit during fiscal year 2012 was $169,972.

As of January 31, 2012, we had mortgage notes payable of $21.3 million outstanding with respect to the Hotels, $551,000 in secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, and no principal due and payable under notes and advances payable to Mr. Wirth and his affiliates.

We may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

SALE OF OWNERSHIP INTERESTS IN ALBUQUERQUE SUBSIDIARY

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth, to sell additional units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico hotel property.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity and the parties agreed to restructure the operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two-unit minimum subscription.  On October 29, 2010, the parties revised the operating agreement.

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions are cumulative for 5 years. Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was intended for 32 Class C units in the Albuquerque entity after the sale of at least 160 units.  If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distributions to the members. In the event that the proceeds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Priority distributions to all Classes are projected to be $280,000 each year for fiscal years 2013 through 2016. The Albuquerque entity is required to use its best efforts to pay the cumulative priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the priority distributions.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 6 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  On January 24, 2012 the Trust purchased 40 units at $10,000 per unit from Rare Earth, and on January 31, 2012 the Trust purchased Partnership’s 114 units at $10,000 per unit by reducing The Trust’s receivable from the Partnership. As of January 31, 2012, the Partnership does not hold any ownership interest in the Albuquerque entity, the Trust holds a 42.25 % ownership interest, Mr. Wirth and his affiliates hold an 8.00% interest, and other parties hold a 49.75% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $139,300, to the Trust of $118,300 and to Rare Earth of $22,400 per year payable quarterly for calendar years 2013 and 2014. During calendar year 2012, the Albuquerque entity has remaining minimum preference payments to unrelated unit holders of $134,774, to the Trust of $7,875, to the Partnership of $84,520 and to Rare Earth of $48,728.

RESTRUCTURING AGREEMENT FOR TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property and was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

        Under the restructured limited partnership agreement, Rare Earth became a general partner of the Tucson entity along with the Partnership.  The partnership interests in the Tucson entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions are cumulative for five years.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Tucson entity. If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $428,400 each year for fiscal years 2013 through 2017. The Tucson entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At January 31, 2012, the Partnership had sold 245.5 units to unrelated parties at $10,000 per unit totaling $2,447,000. As of January 31, 2012, the Partnership holds a 56.17% ownership interest in the Tucson entity, the Trust holds a 1.79 % ownership interest, Mr. Wirth and his affiliates hold a 1.96% interest, and other parties hold a 40.11% interest. The Tucson entity has minimum preference payments to unrelated unit holders of $171,850, to the Trust of $7,700, to the Partnership of $240,450 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2013 and 2014. During calendar year 2012, the Tucson entity has remaining minimun preference payments to unrelated unit holders of $77,038, to the Trust of $130, to the Partnership of $231,559 and to Rare Earth of $1,100.

RESTRUCTURING AGREEMENT FOR ONTARIO HOSPITALITY PROPERTIES SUBSIDIARY

At the February 1, 2012 Board of Trustees meeting, the Board authorized the Trust’s management to enter into a contract to sell less than 50% of the Partnership’s ownership interest in Ontario Hospitality Properties, LP (the “Ontario entity”), which operates the Ontario, California property and was then wholly-owned by the Partnership.  On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in the Ontario entity.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units of the Ontario entity for $10,000 per unit, which represents approximately 49.02% of the outstanding Partnership units in the Ontario entity, and the parties agreed to restructure the limited partnership agreement of the Ontario entity.

Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Partnership.   Additionally, the partnership interests in the Ontario entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Ontario entity.  Rare Earth is also entitled to a formation fee equal to $320,000 or an alternate fee of 8% of total capital raised, payable in either cash or units in the Ontario entity.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. The first funds related to this syndication were received on March 5, 2012 and as of April 6, 2012, the Partnership has received $900,000 in connection with the Ontario syndication.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property. Priority distributions to all Classes are projected to be approximately $192,000 for the remainder of fiscal year 2013, approximately $82,250 for fiscal year 2014, $89,250 for fiscal years 2015 through 2017 and $22,312 for fiscal year 2018.

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

The Trust submitted its plan on November 1, 2010.  The plan included improved hotel operating profits as the economy and hospitality industry continued to recover, the sale of membership interests in the Albuquerque entity above carrying value, and the potential sale of membership interests in other hotel properties owned by the Trust and Partnership above carrying value.   At the end of the 18-month period, on April 19, 2012 the Trust received a letter from the NYSE Amex stating that the Trust was in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide.

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

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of January 31, 2012
Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,415,155	$1,321,015	$6,500,000
Ontario	6,046,063	7,405,289	19,800,000
Tucson Foothills	4,303,243	2,135,796	14,000,000
Tucson City Center	7,778,875	5,409,156	11,000,000
Yuma	5,598,412	5,000,000	15,000,000
Totals	$25,141,748	$21,271,256	$66,300,000

The Ontario mortgage balance was written down by $500,000 by the lender and we paid down the mortgage balance by $1.0 million pursuant to the terms of our Loan Modification Agreement executed on February 14, 2012. The balance after the modification and the $1.0 million repayment was $5,905,289.

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

There is no assurance that the listed sales price for the individual Hotel properties will be realized.  However, our management believes that these values are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the sales prices.

We provide trademark licensing, management, reservation and advertising services to all the hotel properties listed above and expect to continue the trademark licensing services, which include the reservation and advertising services, and/or continue the management services, which also include the reservation and advertising services, after the Hotels are sold. If any or all of these Hotel properties are sold, our future management and/or licensing fees could be reduced if the purchaser did not continue to retain InnSuites Hotels to provide those services. In the past, when we have sold hotel properties to unrelated third parties, we have continued to provide management and/or trademark licensing and reservation services after a sale.  However, there can be no assurance that we will be able to successfully do so in the future.

As part of the Board study for 2008-2009, greater emphasis has been placed on priority for additional management, trademark and reservations fee income. We have determined that it is easier to sell management contracts when the trademark services are also provided.  As part of the emphasis on trademark services, we have developed two trademark packages. The first is the “Traditional InnSuites Hotels & Suites” regional package and the second is the “InnSuites Boutique Hotel Collection,” which now includes three affiliate hotels managed by us, the five Trust Hotels and fifty-one unrelated hotels.  Sales and marketing for the expansion of the InnSuites Boutique Hotel Collection are being handled internally.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST PURCHASES OF SHARES.”

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

     Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned subsidiaries that are not included in our consolidated financial statements.  See Note 2 - “New Accounting Pronouncements” for a discussion of new accounting interpretations with respect to variable interest entities and the impact of such interpretations on us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies.  The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, we review the carrying value of our hotel properties.  We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value.  In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize impairment loss in fiscal years 2012 or 2011.  As of January 31, 2012, our management does not believe that the carrying values of any of its hotel properties are impaired.

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast as or faster than inflation.  Average daily rate per room declined $0.01 in the most recent fiscal year ended January 31, 2012.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements.  Examples of such uncertainties include, but are not limited to:

·
local, national or international economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

·	fluctuations in hotel occupancy rates;
·	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
·	seasonality of our business;
·	interest rate fluctuations;
·	changes in governmental regulations, including federal income tax laws and regulations;
·	competition;
·	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
·	insufficient resources to pursue our current strategy;
·	concentration of our investments in the InnSuites Hotels® brand;
·	loss of franchise contracts;
·	real estate and hospitality market conditions;
·	hospitality industry factors;
·	our ability to meet present and future debt service obligations;
·	our inability to refinance or extend the maturity of indebtedness at, prior to or after the time it matures;
·	terrorist attacks or other acts of war;
·	outbreaks of communicable diseases;
·	natural disasters;
·	data breaches; and
·	loss of key personnel.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III – Real Estate and Accumulated Depreciation	29

Schedule IV – Mortgage Loans on Real Estate	31

All other schedules are omitted, as the information is not required or is otherwise furnished.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees of
InnSuites Hospitality Trust

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

Scottsdale, Arizona
April 30, 2012

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents ($133,637 and $10,107 of variable interest entity (VIE), Note 6)	$983,424	$494,844
Restricted Cash ($31,300 and $26,763 of VIE)	136,808	137,174
Accounts Receivable, including $102,358 and $290,232 from related parties, net of Allowance for Doubtful Accounts of $38,159 and $40,997, as of January 31, 2012 and 2011, respectively ($12,653 and $19,179 of VIE)	619,916	661,024
Prepaid Expenses and Other Current Assets ($23,366 and $45,173 of VIE)	242,366	443,043
Total Current Assets	1,982,514	1,736,085
Hotel Properties, net ($1,415,155 and $1,458,838 of VIE)	25,141,748	25,917,263
Property, Plant and Equipment, net	149,377	139,887
Deferred Finance Costs and Other Assets ($15,858 and $17,485 of VIE)	108,619	141,863
TOTAL ASSETS	$27,382,258	$27,935,098

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accounts Payable and Accrued Expenses ($112,643 and $193,218 of VIE)	$2,414,763	$2,093,228
Current Portion of Mortgage Notes Payable	2,291,247	8,214,759
Current Portion of Other Notes Payable	212,692	172,939
Total Current Liabilities	4,918,702	10,480,926
Mortgage Notes Payable	18,980,009	13,865,957
Other Notes Payable	337,960	307,614

TOTAL LIABILITIES	24,236,671	24,654,497

COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,442,328 and 8,546,783 shares issued and outstanding at January 31, 2012 and 2011, respectively	14,646,261	15,412,926
Treasury Stock, 8,344,408 and 8,239,963 shares held at January 31, 2012 and 2011, respectively	(11,682,575)	(11,456,37	5)
TOTAL TRUST SHAREHOLDERS’ EQUITY	2,963,686	3,956,551
NON-CONTROLLING INTEREST	181,901	(675,950)
TOTAL EQUITY	3,145,587	3,280,601
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,382,258	$27,935,098

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	YEARS ENDED JANUARY 31,
	2012	2011
REVENUE
Room	$13,523,680	$12,043,627
Food and Beverage	836,984	765,851
Telecommunications	1,882	14,314
Other	242,322	208,266
Management and Trademark Fees, including $216,963 and $275,306 from related parties for 2012 and 2011, respectively	231,456	281,096
Payroll Reimbursements from Related Parties	2,231,712	2,427,273

TOTAL REVENUE	17,068,036	15,740,427

OPERATING EXPENSES
Room	3,546,069	3,448,986
Food and Beverage	869,574	818,657
Telecommunications	45,720	62,171
General and Administrative	3,102,388	2,937,016
Sales and Marketing	1,110,495	1,148,629
Repairs and Maintenance	1,430,645	1,291,422
Hospitality	790,634	730,961
Utilities	1,200,192	1,158,771
Hotel Property Depreciation	1,734,734	1,853,164
Real Estate and Personal Property Taxes, Insurance and Ground Rent	917,878	929,923
Other	12,553	15,747
Payroll Costs Related to Management Contracts	2,231,712	2,427,273

TOTAL OPERATING EXPENSES	16,992,594	16,822,720
OPERATING INCOME (LOSS)	75,442	(1,082,293)
Interest Income	3,721	1,297
TOTAL OTHER INCOME	3,721	1,297
Interest on Mortgage Notes Payable	1,490,995	1,548,724
Interest on Notes Payable to Banks	1,048	76
Interest on Other Notes Payable	35,464	39,960
TOTAL INTEREST EXPENSE	1,527,507	1,588,760
CONSOLIDATED LOSS BEFORE INCOME TAX BENEFIT (PROVISION)	(1,448,344)	(2,669,756)
Income Tax Provision	—	(27,000)
CONSOLIDATED NET LOSS	$(1,448,344)	$(2,696,756)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(369,603)	(689,065)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,078,741)	$(2,007,691)
NET LOSS PER SHARE – Basic and Diluted	$(0.13)	$(0.23)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	8,511,730	8,577,558
CASH DIVIDENDS PER SHARE	$0.01	$0.01
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2012 and 2011

	Controlling Interest	Non-Controlling Interest	Total
BALANCE, JANUARY 31, 2010	$4,534,540	$(569,649)	$3,964,891
Net Loss	(2,007,691)	(689,065)	(2,696,756)
Dividends	(85,472)	—	(85,472)
Purchase of Treasury Stock	(87,745)	—	(87,745)
Shares of Beneficial Interest issued for Services Rendered	48,600	—	48,600
Sale of Ownership Interests in Subsidiary	1,540,314	616,686	2,157,000
Distribution to Minority Interest Holders	(14,223)	(5,695)	(19,918)
Reallocation of Non-Controlling Interests	28,228	(28,227)	1

BALANCE, JANUARY 31, 2011	3,956,551	(675,950)	3,280,601
Net Loss	(1,078,741)	(369,603)	(1,448,344)
Dividends	(84,430)	—	(84,430)
Purchase of Treasury Stock	(276,253)	—	(276,253)
Repurchase of Partnership Units	(130,700)	—	(130,700)
Shares of Beneficial Interest issued for Services Rendered	51,840	—	51,840
Sale of Ownership Interests in Subsidiary	1,317,579	1,096,976	2,414,555
Repurchase of Ownership Interests in Subsidiary	(761,888)	361,888	(400,000)
Distribution to Minority Interest Holders	11,863	(273,545)	(261,682)
Reallocation of Non-Controlling Interests	(42,135)	42,135	—

BALANCE, JANUARY 31, 2012	$2,963,686	$181,901	$3,145,587

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,448,344)	$(2,696,756)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	51,840	48,600
Provision for Uncollectible Receivables	(2,837)	1,929
Hotel Property Depreciation	1,734,734	1,853,164
Loss on Disposal Sale of Hotel Property	1,253	2,643
Amortization of Deferred Loan Fees	33,244	43,875
Changes in Assets and Liabilities:
Prepaid Expenses and Other Assets	200,677	47,495
Accounts Receivable	43,945	(206,516)
Accounts Payable and Accrued Expenses	321,535	226,855
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	936,047	(678,711)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from Casualty Loss	—	116,309
Improvements and Additions to Hotel Properties	(969,963)	(1,146,520)
Change in Restricted Cash	366	(55,753)
NET CASH USED IN INVESTING ACTIVITIES	(969,597)	(1,085,964)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in Deferred Loan Fees	—	(28,948)
Principal Payments on Mortgage Notes Payable	(809,460)	(826,238)
Net Proceeds from Refinancings of Mortgage Notes Payable	—	1,000,000
Payments on Notes Payable to Banks	(641,711)	(544,856)
Borrowings on Notes Payable to Banks	641,711	434,719
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiary	2,414,555	2,157,000
Repurchase of Subsidiary Equity	(400,000)	—
Distributions to Minority Interest Holders	(261,682)	—
Repurchase of Partnership Units	(1,044)	—
Repurchase of Treasury Stock	(151,235)	(87,745)
Payment of Dividends	(84,430)	(85,472)
Borrowings on Other Notes Payable	8,250
Payments on Other Notes Payable	(192,824)	(165,326)

NET CASH PROVIDED BY FINANCING ACTIVITIES	522,130	1,853,134

NET INCREASE IN CASH AND CASH EQUIVALENTS	488,580	88,459

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	494,844	406,385

CASH AND CASH EQUIVALENTS AT END OF YEAR	$983,424	$494,844

See Note 18 for Supplemental Cash Flow Disclosures
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2012 and 2011

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust” or “we”) owns interest, as of January 31, 2012, directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned 71.98% and 71.41% of the Partnership as of January 31, 2012 and 2011.  The Trust’s weighted average ownership for the years ended January 31, 2012 and 2011 was 71.73% and 71.41%, respectively.  As of January 31, 2012, the Partnership owned 100% of two InnSuites® hotels located in Tucson, Arizona and Ontario, California and together with the Trust owned a 57.96% interest in another InnSuites® hotel located in Tucson, Arizona and incurred the related expenses.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 42.25% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

Under the management agreements, InnSuites Hotels provides the personnel for the Hotels, the expenses of which are reimbursed at cost, and manages the Hotels’ daily operations.  The Trust also provides the use of the “InnSuites” trademark to the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  All such expenses and reimbursements between InnSuites Hotels and the Partnership have been eliminated in consolidation.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of limited partnership units, Class A and Class B.  Class A and Class B limited partnership units are identical in all respects, except that each Class A limited partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B limited partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  On January 31, 2012, 293,665 Class A limited partnership units were issued and outstanding representing 2.22% of the total partnership units and on January 31, 2011, 369,391 Class A limited partnership units were issued and outstanding representing 2.80% of the total partnership units.  Additionally, as of both January 31, 2012 and 2011, 3,407,938 Class B limited partnership units were outstanding to Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units representing 25.8% of the total partnership units. If all of the Class A and B limited partnership units were converted on January 31, 2012, the limited partners in the Partnership would receive 3,701,603 Shares of Beneficial Interest of the Trust.  As of January 31, 2012 and 2011, the Trust owns 9,509,914 and 9,434,188 general partner units in the Partnership, representing 71.98% and 71.41%, respectively, of the total partnership units. The Trust purchased 75,726 Partnership units during the year ended January 31, 2012 at an average price of $1.73 per unit.  The Trust purchased no Partnership units during the year ended January 31, 2011.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from Albuquerque, New Mexico hotel property and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the two hotel properties it owns and quarterly distributions from the Tucson, Arizona property.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates at the Hotels with occupancy significantly increasing and ADR remaining stable during fiscal year 2012, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors negatively impact hotel room demand and pricing, which reduces our profit margins on rented suites.

In past years, we have relied on our cash flows from operations and hotel refinancing to meet our financial obligations as they come due. For the fiscal year 2013 (February 1, 2012 through January 31, 2013), our management has projected that cash flows from operations alone may not be sufficient  to meet all of our financial obligations as they become due during  fiscal year 2013. Based on this projection, we began syndicating up to 49% of our ownership in the Ontario, California hotel property by entering into a restructuring agreement on February 29, 2012.  The first funds related to this syndication were received on March 5, 2012 and as of April 6, 2012, The Partnership has received $900,000 in connection with the Ontario hotel syndication.  The syndication will be conducted in the same manner as syndications of our Albuquerque and Tucson properties in fiscal year 2011 and 2012, respectively.  Additionally, the Trust’s management is actively working to extend our $500,000 bank line of credit which matures in May 2012.

With the expected proceeds from the sale of ownership interests in the Ontario hotel property and the availability of the $500,000 bank line of credit, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due. Subsequent to the balance sheet date, on February 14, 2012, management reached an agreement with the lender on the Ontario property to modify the original loan reducing the principal and interest payments by approximately $40,000 per month and extending the mortgage note payable for three years until January 2015. The Trust’s management is also actively discussing a potential refinance with other lenders.  In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional minority interest sales.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2011 and 2012, which could result in higher revenues and operating margins.  Challenges in fiscal year 2013 are expected to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

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

Under ASC Topic 810-10-25, Albuquerque Suite Hospitality, LLC has been determined to be a variable interest entity with the Partnership and Trust as the primary beneficiary (see Note 6 – “Variable Interest Entity”).  Therefore, the financial statements of Albuquerque Suite Hospitality, LLC are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

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

Management applies guidance issued by the Financial Accounting Standards Board ("FASB"), codified in ASC Topic 360-10-35, to determine when it is required to test an asset for recoverability of its carrying value.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.  The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets.  In the decision-making process to determine fair value of long-lived assets and to test an asset for impairment, third party property appraisals are used as one of the indicators (benchmarks) to determine the necessity for testing for impairment.  Other indicators include a drop in the performance of a long-lived asset, a decline in the hospitality industry and a decline in the economy.  Third party property appraisals are useful because they consider historical occupancy and average rate levels in determining fair value.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no impairment of long-lived assets exists during the Trust’s fiscal years ended 2012 and 2011.

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

The amounts charged to the allowance for doubtful accounts are as follows for the fiscal years ended January 31:

	Balance at the
	Beginning of	Charged to		Balance at the
Year	Year	Expense	Deductions	End of Year
2011	$39,068	$10,118	$(8,189)	$40,997
2012	$40,997	$790	$(3,628)	$38,159

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 20 - “Stock Option Plan.”  Restricted shares are measured based on the fair market value of the underlying shares on the date of grant.  We use the straight-line attribution method to recognize share-based compensation over the service period of the award.

For both fiscal year 2012 and 2011, the Trust has paid the annual fees due to its Trustees using Shares of Beneficial Interest issued from treasury stock.  Upon issuance, the Trust reclassifies the shares from held in treasury to outstanding.  The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of issuance and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2010, the Trust granted restricted stock awards of 36,000 Shares to members of the Board of Trustees, of which 36,000 vested in fiscal year 2011 in equal monthly amounts resulting in stock-based compensation of $48,600.

During fiscal year 2012, the Trust granted restricted stock awards of 36,000 Shares to members of the Board of Trustees, of which 36,000 vested in fiscal year 2012 in equal monthly amounts resulting in stock-based compensation of $51,840.

The following table summarizes restricted share activity during fiscal years 2011 and 2012.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance of unvested awards at January 31, 2010	36,000	$1.35
Granted	—	$—
Vested	(36,000)	$1.35
Forfeited	—	—
Balance of unvested awards at January 31, 2011	—	$—
Granted	36,000	$1.44
Vested	(36,000)	$1.44
Forfeited	—	—
Balance of unvested awards at January 31, 2012	—	—

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

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2012 and 2011, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

For the twelve months ended January 31, 2012 and 2011, there were Class A and Class B limited partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,735,457 and 3,777,329 in addition to the basic shares outstanding for fiscal year 2012 and 2011, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B limited partnership units were anti-dilutive during both fiscal year 2012 and 2011 and are excluded from the calculation of diluted earnings per share for those years and no reconciliation is provided of basic earnings per share to diluted earnings per share.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that has ownership interest in five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust has a concentration of assets in the southern Arizona market.

ADVERTISING COSTS

Amounts incurred for advertising costs with third parties are expensed as incurred.  Advertising expense totaled approximately $749,000 and $788,000 for the years ended January 31, 2012 and 2011, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies.  Due to their short maturities, cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable to banks are carried at cost, which reasonably approximates fair value.

The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities.  The carrying value of accounts payable and accrued expenses and other notes payable approximates fair value, due to their short-term nature.  See Note 17 – “Fair Value of Financial Instruments.”

3.   SALE OF OWNERSHIP INTERESTS IN ALBUQUERQUE SUBSIDIARY

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth, to sell additional units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico hotel property.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity and the parties agreed to restructure the operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two-unit minimum subscription.  On October 29, 2010, the parties revised the operating agreement.

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing cumulative priorty distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions are cumulative for 5 years. Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was intended for 32 Class C units in the Albuquerque entity after the sale of at least 160 units.  If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distributions to the members. In the event that the proceeds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Priority distributions to all Classes are projected to be $280,000 each year for fiscal years 2013 through 2016. The Albuquerque entity is required to use its best efforts to pay the cumulative priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the priority distributions.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 6 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  On January 24, 2012 the Trust purchased 40 units at $10,000 per unit from Rare Earth, and on January 31, 2012 the Trust purchased Partnership’s 114 units at $10,000 per unit by reducing the Trust’s receivable from the Partnership. As of January 31, 2012, the Partnership does not hold any ownership interest in the Albuquerque entity, the Trust holds a 42.25 % ownership interest, Mr. Wirth and his affiliates hold an 8.00% interest, and other parties hold a 49.75% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $139,300, to the Trust of $118,300 and to Rare Earth of $22,400 per year payable quarterly for calendar years 2013 and 2014. During calendar year 2012, the Albuquerque entity has remaining minimun preference payments to unrelated unit holders of $134,774, to the Trust of $7,875, to the Partnership of $84,520 and to Rare Earth of $48,728.

4.   RESTRUCTURING AGREEMENT FOR TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property and was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

        Under the restructured limited partnership agreement, Rare Earth became a general partner of the Tucson entity along with the Partnership.  The partnership interests in the Tucson entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions are cumulative for five years.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Tucson entity. If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $428,400 each year for fiscal years 2013 through 2017. The Tucson entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At January 31, 2012, the Partnership had sold 245.5 units to unrelated parties at $10,000 per unit totaling $2,447,000. As of January 31, 2012, the Partnership holds a 56.17% ownership interest in the Tucson entity, the Trust holds a 1.79 % ownership interest, Mr. Wirth and his affiliates hold a 1.96% interest, and other parties hold a 40.11% interest. The Tucson entity has minimum preference payments to unrelated unit holders of $171,850, to the Trust of $7,700, to the Partnership of $240,450 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2013 and 2014. During calendar year 2012, the Tucson entity has remaining minimun preference payments to unrelated unit holders of $77,038, to the Trust of $130, to the Partnership of $231,559 and to Rare Earth of $1,100.

5.   RESTRUCTURING AGREEMENT FOR ONTARIO HOSPITALITY PROPERTIES SUBSIDIARY

At the February 1, 2012 Board of Trustees meeting, the Board authorized the Trust’s management to enter into a contract to sell less than 50% of the Partnership’s ownership interest in Ontario Hospitality Properties, LP (the “Ontario entity”), which operates the Ontario, California property and was then wholly-owned by the Partnership.  On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in the Ontario entity.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units of the Ontario entity for $10,000 per unit, which represents approximately 49.02% of the outstanding Partnership units in the Ontario entity, and the parties agreed to restructure the limited partnership agreement of the Ontario entity.

Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Partnership.   Additionally, the partnership interests in the Ontario entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Ontario entity.  Rare Earth is also entitled to a formation fee equal to $320,000 or an alternate fee of 8% of total capital raised, payable in either cash or units in the Ontario entity.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. The first funds related to this syndication were received on March 5, 2012 and as of April 6, 2012, the Partnership has received $900,000 in connection with the Ontario syndication.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property. Priority distributions to all Classes are projected to be approximately $192,000 for the remainder of fiscal year 2013, approximately $82,250 for fiscal year 2014, $89,250 for fiscal years 2015 through 2017 and $22,312 for fiscal year 2018.

6.   VARIABLE INTEREST ENTITY

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

The Partnership and Trust have determined that the Albuquerque entity is a variable interest entity with the Partnership and Trust as the primary beneficiary.  In its determination, management considered the following qualitative and quantitative factors:

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

During the fiscal years ending January 31, 2012 and 2011, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted.

7.   PROPERTY, PLANT, AND EQUIPMENT, HOTEL PROPERTIES

As of January 31, property, plant and equipment consisted of the following:

	2012	2011
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	459,059	391,808
Total property, plant and equipment	541,725	474,475
Less accumulated depreciation	(392,349)	(334,588)
Property, Plant and Equipment, net	$149,377	$139,887

As of January 31, and the hotel properties consisted of the following:

	2012	2011
Land	$2,817,515	$2,817,515
Building and improvements	34,567,267	34,298,863
Furniture, fixtures and equipment	5,337,765	5,207,459
Work in progress	—	62,146
Total hotel properties	42,722,547	42,385,983
Less accumulated depreciation	(17,580,799)	(16,468,720)
Hotel properties, net	$25,141,748	$25,917,263

8.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at face value and expect to be consumed within one year. As of January 31, prepaid expenses and other current assets consisted of the following:

	2012	2011
Prepaid Insurance	$69,908	$177,054
Tax and Insurance Escrow	113,709	206,068
Other Prepaid Expenses and Current Assets	58,749	59,921
Total Prepaid Expenses and Current Assets	$242,366	$443,043

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of January 31, accounts payable and accrued liabilities consisted of the following:

	2012	2011
Accounts Payable	$634,926	$608,905
Accrued Salaries and Wages	385,552	454,681
Accrued Vacation	131,036	218,711
Sales Tax Payable	212,813	168,751
Income Tax Payable	27,000	27,000
Accrued Interest Payable	293,511	91,293
Advanced Customer Deposits	122,075	80,214
Accrued Property Taxes	256,997	218,069
Accrued Land Lease	92,840	101,811
Accrued Other	258,013	123,793
Total Accounts Payable and Accrued Liabilities	$2,414,763	$2,093,228

10.  MORTGAGE NOTES PAYABLE

At January 31, 2012, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from December 2013 to November 1, 2021.  Weighted average interest rates on the mortgage notes payable for the fiscal years ended January 31, 2012 and 2011 were 6.70% and 6.65%, respectively.

The following table summarizes the Trust’s mortgage notes payable as of January 31:

	2012	2011
Mortgage note payable, due in interest only monthly payments of $23,333 at an interest rate of 7.0% per year, through December 30, 2013, plus a balloon payment of $4,023,333 in December 2013, secured by the Yuma property with a carrying value of $5.6 million at January 31, 2012.	$4,000,000	$4,000,000

Mortgage note payable, due in interest only monthly payments of $6,667 at an interest rate of 8.0% per year, through December 30, 2013, plus a balloon payment of $1,006,667 in December 2013, secured by the Yuma property with a carrying value of $5.6 million at January 31, 2012.	1,000,000	1,000,000

Mortgage note payable, due in monthly installments of $48,738, including interest at 8% per year, through May 1, 2016, secured by the Tucson Foothills property with a carrying value of $4.3 million at January 31, 2012.	2,135,796	2,532,396

Mortgage note payable, due in monthly installments of $31,701, including interest at 5.0% per year, through January 14, 2015, plus a balloon payment of $5,630,315 in January 2015, secured by the Ontario property with a carrying value of $6.0 million at January 31, 2012.	7,405,289	7,555,870

Mortgage note payable, due in monthly installments of $16,032, including interest at 7.75% per year, through November 1, 2021, secured by the Albuquerque with a carrying value of $1.4 million at January 31, 2012. At the discretion of the lender, the interest rate can be increased to the market rate, as determined by lender, on November 1, 2014.	1,321,015	1,407,352

Mortgage note payable, due in variable monthly installments ($29,776 as of January 31, 2012) including interest at prime rate (3.25% per year as of January 31, 2012), through January 28, 2015, plus a balloon payment of $4,874,612 in January 2015, secured by the Tucson St. Mary’s property with a carrying value of $7.8 million at January 31, 2012.	5,409,156	5,585,098

Totals	$21,271,256	$22,080,716

The mortgage notes payable secured by the Albuquerque and Tucson St. Mary’s hotel properties are recourse to the Partnership and Trust as full guarantors.  None of the other mortgage notes are recourse to the Partnership or the Trust.

Mr. Wirth has guaranteed 100% of the Tucson St. Mary’s mortgage note payable.

On February 14, 2012, subsequent to the balance sheet date, the mortgage note payable on the Ontario property was written down by the lender reducing the open principal balance by $500,000 to $6,905,289. The Trust accounted for the $500,000 writedown as a forgiveness of debt. The Trust paid down the balance by an additional $1,000,000. The principal balance as of February 14, 2012 is $5,905,289. The modified note is due in monthly installments of $31,701 and the interest rate is 5.0% for a term of three years maturing on January 14, 2015 at which time a balloon payment of $5,630,315 is due.

           On April 7, 2010, we increased our mortgage note payable secured by the Yuma, Arizona property by $1.0 million.  The new balance of the mortgage note payable is $5.0 million.  The additional $1.0 million borrowed bears interest at 8.0% and matures on December 30, 2013.  The note is due in monthly interest-only installments of $30,000, an increase of $6,667 from the previous monthly interest-only installments of $23,333.  The proceeds of the mortgage financing were used for working capital purposes.

See Note 13 – “Minimum Debt Payments” for scheduled minimum payments.

11.  NOTES PAYABLE TO BANKS

As of January 31, 2012, the Trust has a revolving bank line of credit agreement, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 2.75% per annum, has no financial covenants and matures on May 23, 2012.  If the Trust maintains bank balances of at least $250,000 with the lender, the line of credit bears interest at the prime rate plus 1.0% with a 6.0% rate floor.  The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had no funds drawn on this line of credit as of January 31, 2012.

12.  OTHER NOTES PAYABLE

As of January 31, 2012, the Trust had $550,652 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 174,844 Class A limited partnership units in the Partnership and the repurchase of 439,431 Shares of Beneficial Interest in privately negotiated transactions.  The promissory notes bear interest at 7% per year and are due in varying monthly payments through August 2016.  The repurchased Class A limited partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2011, the Trust had $480,552 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 99,118 Class A limited partnership units in the Partnership and the repurchase of 404,698 Shares of Beneficial Interest in privately negotiated transactions.

13.  MINIMUM DEBT PAYMENTS

The scheduled minimum payments of debt have been reduced to reflect the $500,000 forgiveness of debt as of February 14, 2012 (Note 10) and are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	TOTAL
2013	$1,791,248	$216,692	$2,007,940
2014	5,845,416	182,129	6,027,545
2015	11,379,127	66,013	11,445,140
2016	663,186	52,688	715,874
2017	318,788	33,130	351,918
Thereafter	773,491	—	773,491

	$20,771,256	$550,652	$21,321,908

14. DESCRIPTION OF CAPITAL STOCK

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE Amex requirements.  The Trust remains authorized to repurchase an additional 113,954 limited partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

For the years ended January 31, 2012 and 2011, the Trust repurchased 140,455 and 58,640 Shares of Beneficial Interest at an average price of $2.04 and $1.50 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

15. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforwards of approximately $13.2 million at January 31, 2012.  In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382.  However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

    The Trust and subsidiaries have federal and state net operating loss carryforwards of approximately $13,174,000 and $4,893,000, respectively, having expiration dates ranging from fiscal 2013 to 2032.

Total and net deferred income tax assets at January 31,	2012	2011
Net operating loss carryforwards	$4,844,000	$4,855,000
Bad debt allowance	(11,000)	5,000
Accrued expenses	1,018,000	90,000
Prepaid insurance	13,000	42,000
Alternative minimum tax credit	61,000	61,000
Total deferred income tax assets	5,925,000	5,053,000
Deferred income tax liability associated with book/tax differences in hotel properties	(2,731,000)	(2,996,000)
Net deferred income tax asset	3,194,000	2,057,000
Valuation allowance	(3,194,000)	(2,057,000)
Net deferred income tax asset	$-	$-

Income taxes for the year ended January 31,	2012	2011
Current income tax provision (benefit)	$-	$27,000
Deferred income tax benefit (provision)	-	-
Net income tax provision (benefit)	$-	$27,000

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2012:

Federal statutory rates	$(428,000)	(34%)
State income taxes	(89,000)	(7%)
Change in valuation allowance	1,137,000	90%
True-ups to prior year return	(620,000)	(49%)
Other	-	0%
Effective rate	$-	0%

 The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2011:

Federal statutory rates	$(673,000)	(34%)
State income taxes	(140,000)	(7%)
Change in valuation allowance	468,000	24%
True-ups to prior year return	270,000	14%
Other	102,000	5%
Effective rate	$27,000	1%

The valuation allowance increased by approximately $1,137,000 and $468,000 in the years ended January 31, 2012 and 2011, respectively.

The Trust and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and several states.  Neither the Trust nor any of its subsidiaries are currently under audit examination by federal or state taxing authorities for any previous tax years.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Trust had no accrued interest or penalties at January 31, 2012 and 2011.

16. OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2012 and 2011, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units, which represented 25.8% of the total outstanding partnership units.  As of January 31, 2012 and 2011, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest in the Trust, which represented 66.0% and 65.2%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2012 and 2011, the Trust owned 71.98% and 71.41% of the Partnership. As of January 31, 2012, the Partnership owned 100% of two InnSuites® hotels located in Tucson, Arizona and Ontario, California and together with the Trust owned a 57.96% interest in another InnSuites® hotel located in Tucson, Arizona and incurred the related expenses.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 42.25% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The management fees for the three hotels owned by affiliates of Mr. Wirth are set at 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 due at year end for annual accounting closing activities.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

During the first eleven months of fiscal year 2010, InnSuites Hotels received 1.25% of room revenue from the three hotels owned by affiliates of Mr. Wirth in exchange for use of the “InnSuites” trademark.  Effective January 1, 2010 and through January 31, 2012, the fees for hotels owned by affiliates of Mr. Wirth were amended to a per-room calculation, with fees equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the amount above 100 rooms. These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership.   InnSuites Hotels received 0.5% of room revenue from an unrelated hotel in Buena Park, California in exchange for licensing services during fiscal years 2012 and 2011.  This agreement has no expiration date and may be cancelled by either party with 30-days written notice.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1	Quoted prices in active markets for identical assets or liabilities

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

The Trust has no financial assets or liabilities measured at fair value in the accompanying balance sheets at January 31, 2012 and 2011.  For footnote disclosure purposes, the fair value of notes payable and long-term debt was estimated based on the borrowing rates currently available to the Trust for bank loans with similar terms and maturities.

The following table presents the estimated fair values of the Trust’s debt instruments not recognized in the accompanying consolidated balance sheets at January 31:

	2012		2011
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$21,271,256	$20,593,950	$22,080,716	$21,280,238

Notes payable to banks	$—	$—	$—	$—

Other notes payable	$550,652	$542,824	$480,553	$483,356

18.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2012	2011
Cash paid for interest	$1,527,507	$1,541,317

Promissory notes issued by the Trust to acquire Class A limited partnership units	$129,656	$—

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	$125,017	$—

19.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2012 and 2011 was $204,206 and $204,206, respectively, plus a variable component based on gross revenues of each property that totaled approximately $68,000 and $95,000, respectively.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $29,611 and $25,034 of general and administrative expense related to the lease during fiscal year 2012 and 2011, respectively.  The lease included a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under these non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
2013	$242,577
2014	251,377
2015	228,177
2016	210,177
2017	210,177
Thereafter	5,194,612

Total	$6,337,097

The Trust is obligated under loan agreements relating to four of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the four hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into membership arrangements with Best Western International for four of the hotel properties.  These agreements provide for fees to be paid by the Hotels based on revenue and reservations received, and contain no minimum payment provisions.

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

20.  STOCK OPTION PLAN

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

There were no options granted in fiscal year 2012 or 2011, and no options outstanding as of January 31, 2012.  The Plan currently has 1,000,000 options available to grant.  The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2012, have been issued.

See Note 2 – "Summary of Significant Accounting Policies" for information related to grants of restricted shares.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2012

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$2,135,796	$—	$4,220,820	$—	$2,415,388	$—	$6,650,091
InnSuites Hotels and Suites
Yuma
Yuma, Arizona	5,000,000	251,649	4,983,292	53,366	2,500,739	305,015	7,644,723
Best Western
Airport Ontario Hotel and Suites
Ontario, California	*7,405,289	1,633,064	5,450,872	—	1,667,433	1,633,064	7,105,372
InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	5,409,156	900,000	9,166,549	(20,564)	1,621,327	879,436	10,876,620
InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	1,321,015	—	1,903,970	—	368,473	—	2,290,460
InnSuites Hospitality Trust
Phoenix, Arizona	—	7,005	75,662	—	—	7,005	75,662

	$21,271,256	$2,791,718	$25,801,165	$32,802	$8,573,360	$2,824,520	$34,642,928

* On February 14, 2012 the mortgage note payable on the Ontario property was written down by the lender by $500,000. See Note 10.

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed

InnSuites Hotel and Suites
Tucson, Catalina Foothills Best Western
Tucson, Arizona	$6,650,091	$2,627,034	$4,023,057	1981	1998	5-40 years

InnSuites Hotels and Suites
Yuma
Yuma, Arizona	7,949,738	2,784,683	5,165,055	1982	1998	5-40 years

Best Western
Airport Ontario Hotel and Suites
Ontario, California	8,738,436	3,008,757	5,729,679	1990	1998	5-40 years

InnSuites Hotels and Suites
Tucson St. Mary’s
Tucson, Arizona	11,756,056	4,339,188	7,416,868	1960	1998	5-40 years

InnSuites Hotels and Suites
Albuquerque Airport Best Western
Albuquerque, New Mexico	2,290,460	1,062,437	1,228,023	1975	2000	5-40 years

InnSuites Hospitality Trust
Phoenix, Arizona	82,667	17,769	64,898	2004	2004	33 years

	$37,467,448	$13,839,868	$23,627,580

(A)           Aggregate cost for federal income tax purposes at January 31, are as follows:

	2012	2011
Land	$1,856,788	$1,856,788
Buildings and improvements	19,414,468	20,223,866
	$21,271,256	$22,080,654

Reconciliation of Real Estate:

Balance at January 31, 2010	$37,160,881
Improvement to Hotel Properties	346,358
Disposal of Property Improvements	(308,194)

Balance at January 31, 2011	$37,199,045
Improvement to Hotel Properties	301,629
Disposal of Property Improvements	(33,226)

Balance at January 31, 2012	$37,467,448

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/12 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	7.75%	11/1/2021	144 monthly installments	$1,500,000	$1,321,015

Mortgage Note Secured by Ontario, CA property	8.28%	5/11/2011	36 monthly installments, with balloon payment of $5,630,315 due at maturity	9,000,000	*7,405,289

Mortgage Note Secured by Yuma, AZ property	7.0%	12/30/2013	60 monthly interest only installments, with balloon payment of $4,000,000 at maturity	4,000,000	4,000,000

Mortgage Note Secured by Yuma, AZ property	8.0%	12/30/2013	43 monthly interest only installments, with balloon payment of $1,000,000 at maturity	1,000,000	1,000,000

Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate	1/28/2015	83 monthly installments, with balloon payment of $4,874,612 due at maturity	6,050,000	5,409,156

Mortgage Note Secured by Tucson Oracle, AZ property	8.000%	5/1/2016	180 monthly installments	5,100,000	2,135,796

				$26,650,000	$21,271,256

* See Note 5 - “Restructuring Agreement for Ontario Hospitality Properties Subsidiary.”

 MORTGAGE NOTE RECONCILIATION
Balance at January 31, 2010	$21,906,954

Deductions during period:
Net refinancings	1,000,000
Principal payments	(826,238)

Balance at January 31, 2011	22,080,716

Deductions during period:
Principal payments	(809,460)

Balance at January 31, 2012	$21,271,256

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, solely because of the material weakness in internal control over financial reporting described below, the CEO and the CFO each concluded that as of January 31, 2012, there were identified controls which were deficient, as described in Management’s Report on Internal Control over Financial Reporting, and concluded that our disclosure controls and procedures were not effective as of January 31, 2012.  Management is reviewing its disclosure controls and procedures to ensure their effectiveness in the future.

Management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2012 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15 (f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management identified material weaknesses described in the following paragraph, and therefore, concluded that at January 31, 2012 the Trust’s internal control over financial reporting was not effective.

Ineffective Information Technology Controls: As of January 31, 2012, a material weakness existed related to controls over the information technology environment supporting the financial reporting systems.  Management identified lack of controls related to process monitoring, testing, documentation, and change management within the information technology control environment.

    Specifically, the following material weakness existed as of January 31, 2012: Policies and procedures over IT program development and change management do not operate at a sufficient level to ensure all changes affecting the financial statements and underlying accounting records and key reports are identified, authorized, tested and implemented appropriately. In addition, certain deficiencies were noted in the monitoring of log security, testing of data transmissions, testing restoration, and incident/error management system. As such, there exists a reasonable possibility that a material error would not be prevented or detected on a timely basis.

Remediation Plan

We are actively engaged in the development and implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. These efforts include but are not limited to the hiring of a third-party contractor to test on a prospective basis the Trust’s changes and updates made to its information technology environment supporting the financial reporting systems. For those controls that a remediation plan has not yet been specifically set forth, the Trust is evaluating all its controls and procedures related to the information technology environment and is in the process of assessing an appropriate remediation plan.

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

Item  9B.  OTHER INFORMATION

None.

PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to our Trustees and Executive Officers is incorporated herein by reference to the information set forth under the caption “Election of Trustees” in our definitive proxy statement for our 2012 Annual Meeting of Shareholders to be held on August 9, 2012 (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the end of our fiscal year.

The information regarding the Audit Committee of our Board of Trustees and the information regarding the “audit committee financial expert” are incorporated herein by reference to the information set forth under the caption “Board Committees—Audit Committee” in the Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated herein by reference to the information set forth under the caption “Certain Information Concerning the Trust—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions.  We have posted our Code of Ethics on our website at www.innsuitestrust.com.  We intend to satisfy all SEC and NYSE Amex disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions, by posting such information on our website unless the NYSE Amex requires a Form 8-K.  In addition, we have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and Trustees.  It is also available on our website at www.innsuitestrust.com.

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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2012:

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)                                                                                      Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Report of Independent Registered Public Accounting Firm – January 31, 2012 and 2011	12
2.	Consolidated Balance Sheets – January 31, 2012 and 2011	13
3.	Consolidated Statements of Operations – Years Ended January 31, 2012 and 2011	14
4.	Consolidated Statements of Shareholders’ Equity – Years Ended January 31, 2012 and 2011	15
5.	Consolidated Statements of Cash Flows – Years Ended January 31, 2012 and 2011	16
6.	Notes to Consolidated Financial Statements – Years Ended January 31, 2012 and 2011	17
7.	Schedule III – Real Estate and Accumulated Depreciation	29
8.	Schedule IV – Mortgage Loans on Real Estate	31

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

10.6
Revolving Bank Line of Credit Promissory Note, dated November 23, 2010, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 filed with the Securities and Exchange Commission on December 9, 2010).

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

10.8
Change in Terms Agreement for Bank Line of Credit, dated May 12, 2011, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 filed with the Securities and Exchange Commission on June 3, 2011).

10.9*
Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the Securities and Exchange Commission on April 29, 2011).

10.10*
Ontario Hospitality Properties LP Restructuring Agreement, dated February 29, 2012, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Ontario Hospitality Properties LP, and James F. Wirth.

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits: **

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.LAB	XBRL Labels Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Management contract or compensatory plan or arrangement.

**
 In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: April 30, 2012	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2012	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 30, 2012	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2012	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 30, 2012	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 30, 2012	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 30, 2012	By:	/s/ Peter A. Thoma
Peter A. Thoma, Trustee

Dated: April 30, 2012	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee