Form 10-K/A
period 2012-01-31
INNSUITES HOSPITALITY TRUST
filed 2012-05-30
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-7062

InnSuites Hospitality Trust
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-6647590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona	85020
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, including area code: (602) 944-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Shares of Beneficial Interest, without par value	NYSE MKT

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

Large Accelerated Filer ☐        Accelerated Filer  ☐             Non-Accelerated Filer  ☐        Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 29, 2011, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE MKT: $2,897,541.

Number of Shares of Beneficial Interest outstanding as of May 15, 2012: 8,424,365.

Documents incorporated by reference:  None.

EXPLANATORY NOTE

InnSuites Hospitality Trust (the “Trust”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (or “fiscal year 2012”), filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2012 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  This Amendment also amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2012 Annual Meeting of Shareholders (the “2012 Annual Meeting”), (ii) change references from “NYSE Amex” to “NYSE MKT” to reflect the exchange’s name change and (iii) update the number of our outstanding Shares of Beneficial Interest (“Shares”).  In addition, Item 9B of Part II of the Original Form 10-K is amended to include new deadlines for submission of shareholder proposals in connection with the 2012 Annual Meeting and to report the Trust’s extension of its revolving bank line of credit, and Item 15 of Part IV of the Original 10-K is amended to include an amendment to the bank line of credit and the certifications specified in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment.  Except for the addition of the Part III information, updates to the cover page, new deadlines for submission of shareholder proposals, a disclosure regarding the Trust’s extension of its bank line of credit and the filing of the amendment to the bank line of credit and related certifications, no other changes have been made to the Original 10-K. This Amendment does not modify or update disclosures in the Original 10-K affected by subsequent events.

FORWARD-LOOKING STATEMENTS

Certain statements in the Original Form 10-K and this Amendment, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act.  We intend that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding our intent, belief or current expectations, those of our Trustees or our officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of our hotels (the “Hotels”); (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) our plans and expectations regarding future sales of hotel properties; and (vii) trends affecting our or any Hotel’s financial condition or results of operations.

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

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in governmental regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to meet present and future debt service obligations;
•	our inability to refinance or extend the maturity of indebtedness at, prior to or after the time it matures;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters;
•	data breaches; and
•	loss of key personnel.

We do not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise.  Pursuant to Section 21E(b)(2)(E) of the Exchange Act, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in the Original Form 10-K or this Amendment relating to the operations of the Partnership.

PART II

Item  9B.  OTHER INFORMATION

Date of 2012 Annual Meeting of Shareholders and Shareholder Proposals

The 2012 Annual Meeting is scheduled for August 9, 2012, which will be more than 30 days after the anniversary date of our 2011 Annual Meeting of Shareholders.  Therefore, in accordance with Rule 14a-5(f) promulgated under the Exchange Act and other applicable rules of the SEC, we are hereby notifying our shareholders that the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2012 Annual Meeting is June 6, 2012 pursuant to Rule 14a-8 of the Exchange Act, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2012 Annual Meeting.  A shareholder who wishes to present a proposal at the 2012 Annual Meeting, but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, must also notify us before June 6, 2012, which we believe is a reasonable time before we send our proxy materials for the 2012 Annual Meeting.  If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020, Attention: Secretary.

Extension of the Trust’s Revolving Bank Line of Credit

On May 25, 2012, the maturity of the Trust’s bank line of credit was extended to June 23, 2012 by an amendment to the line of credit executed by the Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender. This description is a summary only and is qualified by the full text of the extension, which is filed herewith as Exhibit 10.11.

PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Trustees and Executive Officers

The following table sets forth information about our Trustees and executive officers.  The information concerning our Trustees and executive officers set forth below is based in part on information received from the respective Trustees and executive officers and in part on our records.  The information below sets forth the name, age, term of office, outside directorships and principal business experience for each Trustee and executive officer of the Trust and includes the specific experience, qualifications, attributes and skills that led to the conclusion that each Trustee should serve on our Board of Trustees, in light of the Trust’s business and structure.

Name	Principal Occupations During Past Five Years, Age as of May 15, 2012 and Directorships Held	Trustee Since
Trustees Whose Terms Expire in 2014
Larry Pelegrin(1)(2)(3)(4)
Retired marketing executive with an extensive background in travel industry automation systems and call center sales.  Director of Sales and Marketing of ARINC, a provider of transportation communications services, from 1994 to 2000.  Previous employment included senior marketing positions with Best Western International and Ramada Inns.  Age:  74.

Mr. Pelegrin has forty years of operational, marketing and sales, management and financial experience in the hotel, airline, travel and computer industries.

August 25, 2005
Steven S. Robson(1)(2)(3)(5)
Owner of Scott Homes, residential real estate developers.  Age:  56.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values.  In addition, Mr. Robson has served on our Board for nearly 15 years.
June 16, 1998

Trustees Whose Terms Expire in 2013

James F. Wirth
Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust until February 1, 2012.  President and owner (together with his affiliates) of Suite Hotels, LLC, Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980.  President of Rare Earth Development Company, a real estate investment company owned by Mr. Wirth and his affiliates, since 1973.  Age:  66.
Mr. Wirth has significant real estate and hotel industry experience and extensive experience with the Trust.  He also has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests.  In addition, Mr. Wirth has served on our Board for nearly 15 years.

January 30, 1998
Peter A. Thoma(1)(2)(3)(6)
Owner and operator of A&T Verleih, Hamburg, Germany, a hospitality service and rental company, since 1997.  Age:  45

Mr. Thoma brings to us years of experience in the hospitality industry.  In addition, Mr. Thoma has served on our Board for more than ten years.
April 13, 1999

Trustee Whose Term Expires in 2012

Marc E. Berg
Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999.  Vice President – Acquisitions of the Trust from December 16, 1998 to February 10, 1999.  Consultant to InnSuites Hotels since 1989.  Self-employed as a Registered Investment Advisor since 1985.  Age:  59.

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions.  In addition, Mr. Berg has served on our Board for nearly 15 years.

January 30, 1998
____________________________________

1  Member of the Audit Committee.

2  Member of the Compensation Committee.

3   Member of the Governance and Nominating Committee.

4  Chair of the Audit Committee.

5  Chair of the Compensation Committee.

6   Chair of the Governance and Nominating Committee.

Other Executive Officers
Pamela J. Barnhill
President and Chief Operating Officer of the Trust since February 1, 2012.  Ms. Barnhill joined the Trust in 2002 as General Manager and progressed with the Trust through roles in revenue management, operations, sales and trademark licensing.  Prior to joining the Trust, Ms. Barnhill’s career included roles with Motorola Semiconductor, Franchise Finance Corporation of America (FFCA) and Pittiglio, Rabin, Todd & McGrath (PRTM) Management Consulting.  She has served as a Board Member for the Independent Lodging Industry Association since 2011.  She earned a Masters of Business Administration (MBA) from Carnegie Mellon University, and a Bachelor of Arts in Economics and Mathematics cum laude with honors from the University of Arizona.  Age:  37.

Anthony B. Waters
Chief Financial Officer of the Trust since February 25, 2000.  Controller of the Trust from June 17, 1999 to February 25, 2000.  Accountant and auditor with Michael Maastricht, CPA from June 16, 1998 to June 15, 1999, performing audits for InnSuites Hotels, Inc.  Self-employed, concentrating in computerized accounting and information systems, from 1990 to June 1998.  Age:  65.

Ms. Barnhill, our President and Chief Operating Officer, is Mr. Wirth’s daughter.  There are no other family relationships that require disclosure pursuant to the SEC’s rules, and none of our Trustees or executive officers were nominated, elected or appointed to their positions pursuant to any arrangement or understanding between them and any other person.

Trustee Nominations and Qualifications

The Governance and Nominating Committee expects to identify nominees to serve as our Trustees primarily by accepting and considering the suggestions and nominee recommendations made by members of the Board of Trustees and our management and shareholders.  Nominees for Trustee are evaluated based on their character, judgment, independence, financial or business acumen, diversity of experience, ability to represent and act on behalf of all of our shareholders, and the needs of the Board of Trustees.  In accordance with its charter, the Governance and Nominating Committee discusses diversity of experience as one of many factors in identifying nominees for Trustee, but does not have a formal policy of assessing diversity with respect to any particular qualities or attributes and has not identified any specific attributes that the Committee would desire to diversify on the Board.  In general, before evaluating any nominee, the Governance and Nominating Committee first determines the need for additional Trustees to fill vacancies or expand the size of the Board of Trustees and the likelihood that a nominee can satisfy the evaluation criteria.  The Governance and Nominating Committee would expect to re-nominate incumbent Trustees who have served well on the Board of Trustees and express an interest in continuing to serve.  Our Board of Trustees is satisfied that the backgrounds and qualifications of our Trustees, considered as a group, provide a mix of experience, knowledge and abilities that allows our Board to fulfill its responsibilities.

The Governance and Nominating Committee will consider shareholder recommendations for Trustee nominees.  A shareholder who wishes to suggest a Trustee nominee for consideration by the Governance and Nominating Committee should send a resume of the nominee’s business experience and background to Peter Thoma, Chairman of the Governance and Nominating Committee, InnSuites Hospitality Trust, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020.  The mailing envelope and letter must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board of Trustees Nominee.”

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services.  The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors.  In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters.  The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties.  The Audit Committee met four times during fiscal year 2012.

All members of the Audit Committee are “independent,” as such term is defined by the SEC’s rules and NYSE MKT listing standards.  The Board of Trustees has determined that Mr. Pelegrin, a member of our Audit Committee, qualifies as an “audit committee financial expert” under applicable SEC rules.  We have posted our Amended and Restated Audit Committee Charter on our website at www.innsuitestrust.com.

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions.  We have posted our Code of Ethics on our website at www.innsuitestrust.com.  We intend to satisfy all SEC and NYSE MKT disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions, by posting such information on our website unless the NYSE MKT requires a Form 8-K.  In addition, we have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and Trustees.  It is also available on our website at www.innsuitestrust.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Trustees, executive officers and beneficial holders of more than 10% of our Shares to file with the SEC initial reports of ownership and reports of subsequent changes in ownership.  The SEC has established specific due dates for these reports, and we are required to disclose in this report any late filings or failures to file.

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the fiscal year ended January 31, 2012.

Item 11.  EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during fiscal year 2012.

Overview of the Compensation Committee

The Compensation Committee of the Board of Trustees is comprised of three independent Trustees.  The Committee sets the principles and strategies that serve to guide the design of the compensation programs for our executive officers.  The Committee annually evaluates the performance of our Chief Executive Officer, our Chief Financial Officer and our Executive Vice President (our executive officers) and intends to evaluate on an annual basis the performance of any new executive officers, including Ms. Barnhill who became our President and Chief Operating Officer effective as of February 1, 2012.  Taking into consideration the factors set forth below, the Committee then approves their compensation levels, including equity-based compensation, if any, and cash bonuses.  The Committee does not use an independent compensation consultant to assist it with its responsibilities.  The Committee does consider input from the Chief Executive Officer when determining compensation for the other executive officers.

Compensation Philosophy and Objectives

Under the supervision of the Compensation Committee, we have developed and implemented compensation policies, plans and programs that seek to enhance our ability to recruit and retain qualified management and other personnel.  In developing and implementing compensation policies and procedures, the Compensation Committee seeks to provide rewards for the long-term value of an individual’s contribution to the Trust.  The Compensation Committee seeks to develop policies and procedures that offer both recurring and non-recurring, and both financial and non-financial, incentives.

Our executive compensation program is designed to (i) attract, as needed, executives with the skills necessary for us to achieve our business plan priorities, (ii) reward our executives fairly over time, (iii) retain those executives who continue to perform at or above expected levels of performance, and (iv) align the compensation of our executives with our performance.

Compensation for our executive officers has two main monetary components, salary and bonus, as well as a benefits component.  The bonus can consist of cash or a grant of restricted Shares.  Although the Compensation Committee may, at its discretion, grant to our executive officers bonuses in a form of equity compensation under our 1997 Stock Incentive and Option Plan (the “Plan”), all our executive officers received cash bonuses for fiscal year 2012.  This decision was a result of discussions with our executive officers regarding the sufficiency of each executive officer’s current Share ownership and the restrictions upon transfer of Shares held by our executive officers due to their affiliate status.

The Plan was established to provide an incentive for employees, including our executive officers, and to align our executive officers’ interests with those of our shareholders.  The Plan permits our Board of Trustees or the Compensation Committee to grant restricted Shares to employees, including our executive officers, on such terms as our Board of Trustees or the Compensation Committee may determine.  In establishing future executive officer compensation packages, the Compensation Committee may, but in light of each executive officer’s current Share ownership does not currently intend to, utilize grants of equity awards available under our Plan and/or adopt additional long-term incentive and/or annual incentive plans to meet the needs of changing employment markets and economic, accounting and tax conditions.

The Plan provides for accelerated benefits to participants in the event of a change in control.  Generally, a change in control will be deemed to have occurred if (i) certain corporate reorganizations take place where the existing shareholders do not retain more than two-thirds of the combined voting power of our outstanding securities, (ii) any person or group becomes the beneficial owner of 15% or more of the combined voting power of our outstanding securities, (iii) there is a change in the majority of our Board of Trustees during any period of two consecutive years, or (iv) we announce that a change in control has occurred or will occur in the future pursuant to a then-existing contract or transaction. We chose these change in control triggers based on an evaluation of market practices at the time we implemented the Plan.  In the event of a change in control, each outstanding restricted Share award becomes fully vested as of the day before the event occurs.

Our compensation program does not rely to any significant extent on broad-based benefits or perquisites.  The benefits offered to our executive officers are those that are offered to all of our full-time employees. We do not offer our executive officers any perquisites.

Our management and the Compensation Committee work in a cooperative fashion. Management advises the Compensation Committee on compensation developments, compensation packages and our overall compensation program. The Compensation Committee then reviews, modifies, if necessary, and approves the compensation packages for our executive officers.

Elements of Compensation

In setting the compensation for each executive officer, the Compensation Committee considers (i) the responsibility and authority of each position relative to other positions within the Trust, (ii) the individual performance of each executive officer, (iii) the experience and skills of the executive officer, and (iv) the importance of the executive officer to the Trust.

Base Salary

We pay base salaries to our executive officers in order to provide a level of assured compensation reflecting an estimate of the value in the employment market of the executive officer’s skills, the demands of his or her position and the relative size of the Trust.  In establishing base salaries for our executive officers, the Compensation Committee considers our overall performance and the performance of each individual executive officer, as well as market forces and other general factors believed to be relevant, including time between salary increases, promotion, expansion of responsibilities, advancement potential, and the execution of special or difficult projects.  Additionally, the Compensation Committee takes into account the relative salaries of the executive officers and determine what it believes are appropriate compensation level distinctions between and among the executive officers, including between the Chief Executive Officer and the Chief Financial Officer and among the other executive officers.  While the Compensation Committee considers our financial performance, there is no specific relationship between achieving or failing to achieve budgeted estimates or our Shares or financial performance and the annual salaries determined by the Compensation Committee for any of our executive officers.  No specific weight is attributed to any of the factors considered by the Compensation Committee; the Compensation Committee considers all factors and makes a subjective determination based upon the experience of its members and the recommendations of our management.

Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for fiscal years 2012 and 2011, Mr. Wirth’s, our Chairman and Chief Executive Officer’s, annual base salary remained set at $153,000.  The Compensation Committee does not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth.  The Compensation Committee does consider Mr. Wirth’s substantial Share ownership when setting his base salary.  During fiscal year 2012, Mr. Wirth voluntarily reduced his salary to $91,800, and during fiscal year 2011, Mr. Wirth voluntarily reduced his salary to $104,746, in both cases by reducing the number of hours worked per year due to the economic environment.

For fiscal years 2012 and 2011, the Compensation Committee kept Mr. Waters’ base salary frozen at $153,000 and Mr. Berg’s base salary frozen at $98,000.  During fiscal years 2012 and 2011, Mr. Waters’ salary was reduced to $122,400 and $137,700, respectively, and Mr. Berg’s salary was reduced to $58,800 and $67,092, respectively, in each case by reducing the number of hours worked per year due to the economic environment.

For fiscal year 2013, the Compensation Committee set the base salary for Ms. Barnhill, our President and Chief Operating Officer, at $100,000.  We expect that, in response to the economic environment, our executive officers will further reduce the number of hours worked per year, thus receiving lesser salaries in fiscal year 2013 than in fiscal year 2012.

Bonuses

Our executive officers are eligible to receive cash bonuses under the General Manager Bonus Plan equal to 10% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region.  The general managers receive a bonus based on the achievement of budgeted gross operating profit (total revenues less operating expenses) (“GOP”) at their hotel on a quarterly and annual basis.  Under the plan, if the hotel’s actual quarterly and annual GOP exceeds the budgeted GOP, each general manager is eligible for a potential maximum annual bonus of $20,000, consisting of a potential maximum quarterly bonus of $2,000 per quarter and a potential maximum year-end bonus of $12,000.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus

Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus

Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$12,000

In fiscal year 2012, each of our executive officers received an annual cash bonus equal to 10% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region.  The general manager aggregate cash bonuses for fiscal year 2012 were:

Period	GM Aggregate Cash Bonus

First Quarter	$3,500
Second Quarter	$8,000
Third Quarter	$4,000
Fourth Quarter	$6,000
Year End	$21,000

Accordingly, each of our executive officers received a cash bonus of $4,250 for fiscal year 2012.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life insurance and a 401(k) plan.  We also have a mandatory matching contribution for our 401(k) plan.  We do not have a pension plan.  Our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

Summary Compensation Table

The table below shows individual compensation information earned by or paid to our executive officers for our fiscal years ended January 31, 2012 and 2011:
Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

James F. Wirth,	2012	$91,800	$0	$4,250	$500	$96,550
Chief Executive Officer	2011	$104,746	$0	$3,500	$500	$108,746

Anthony B. Waters,	2012	$122,400	$0	$4,250	$0	$126,650
Chief Financial Officer	2011	$137,700	$0	$3,500	$0	$141,200

Marc E. Berg,	2012	$58,800	$0	$4,250	$0	$63,050
Executive Vice President	2011	$67,092	$2,750	$3,500	$0	$73,342
______________________________
(1)
Pamela J. Barnhill became our President and Chief Operating Officer effective as of February 1, 2012, following the end of our fiscal year 2012.  She was not serving as an officer at any time during our fiscal years 2012 and 2011 and, therefore, is not included in this table.  Effective February 1, 2012, in recognition of additional responsibilities, Ms. Barnhill received an $8,000 per year increase in base salary to a total of $100,000 per year. Ms. Barnhill’s expanded responsibilities include continuation of work to increase hotel operations, including continued emphasis on revenue management, cost control and all areas of marketing, including Internet marketing. Ms. Barnhill also received a matching contribution of $500 under our 401(k) plan.

(2)	Matching contributions made under our 401(k) plan to our executive officers.

During fiscal years 2012 and 2011, we did not issue any Shares to our executive officers and did not grant any stock options or any other equity-based awards.  During the second quarter of fiscal year 2006, we accepted the voluntary surrender of all outstanding stock options in order to reduce accounting and overall costs and simplify our reporting and compliance obligations under the rules of the SEC and the NYSE MKT.  We made no payments to the holders of the options for their surrender, and we have no obligation, explicit or implied, for the surrender of the options, including but not limited to the reissuance of options at some time in the future.  As a result, none of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2012.

For fiscal years 2012 and 2011, each of our then-serving executive officers received a cash bonus of $4,250 and $3,500, respectively.  For fiscal year 2011, Mr. Berg also received a cash bonus of $2,750 for refinancing hotel properties, which is reported in the Summary Compensation Table above in the “Bonus” column.

Indemnification Agreements

We have entered into indemnification agreements with all of our executive officers and Trustees.  The agreements provide for indemnification against all liabilities and expenses reasonably incurred by an officer or Trustee in connection with the defense or disposition of any suit or other proceeding, in which he or she may be involved or with which he or she may be threatened, while in office or thereafter, because of his or her position at the Trust.  There is no indemnification for any matter as to which an officer or Trustee is adjudicated to have acted in bad faith, or with willful misconduct or reckless disregard of his or her duties, or gross negligence, or not to have acted in good faith in the reasonable belief that his or her action was in our best interests.  We may advance payments in connection with indemnification under the agreements.  The level of indemnification is to the full extent of the net equity based on appraised and/or market value of the Trust.

Potential Payments Upon Change in Control

We do not have employment agreements with our executive officers.  Upon a change in control, our 1997 Stock Incentive and Option Plan provides for the acceleration of vesting of restricted Shares.  The change in control triggers are described in “Executive Compensation Overview – Compensation Philosophy and Objectives.”  The Plan does not discriminate as to scope or terms in favor of our executive officers, and all terms are generally applicable to all participants in the Plan.  If a change in control had occurred on January 31, 2012, none of our executive officers would have received any payment under the Plan upon a change in control because none had any awards outstanding as of that date.

Fiscal Year 2012 Trustee Compensation

The table below shows individual compensation information for our non-employee Trustees for our fiscal year ended January 31, 2012.  Compensation information for Messrs. Wirth and Berg, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Larry Pelegrin	$0	$17,280	$17,280
Steven S. Robson	0	17,280	17,280
Peter A. Thoma	0	17,280	17,280
__________
(1)  The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718.  For a discussion of assumptions we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended January 31, 2012 and 2011.

We compensate our non-employee Trustees for their service through grants of restricted Shares.  On February 1, 2011, we issued 12,000 restricted Shares to each Trustee, other than Messrs. Wirth and Berg, as compensation for services rendered during fiscal year 2012.  The aggregate grant date fair value of these Shares is shown in the table above.  These restricted Shares vested in equal monthly amounts during our fiscal year 2012.  As of January 31, 2012, Messrs. Thoma, Pelegrin and Robson did not hold any unvested Shares.  As compensation for our fiscal year 2013, on February 1, 2012, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $13,200 per grant) to each Messrs. Thoma, Pelegrin and Robson, which Shares will vest in equal monthly amounts during our fiscal year ending on January 31, 2013.  We have reduced our non-employee Trustee compensation from 12,000 Shares to 6,000 Shares per year as a result of the current economic conditions.  We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares as of May 15, 2012, together with the number of Shares owned beneficially by each Trustee, nominee and executive officer, and the Trustees and executive officers as a group.  The percentages in the table are based on 8,424,365 Shares issued and outstanding as of May 15, 2012.  Unless otherwise specified, each person has sole voting and investment power over the Shares that he or she beneficially owns.

Greater-than-Five-Percent Beneficial Owners and Beneficial Ownership of Trustees, Nominees and Executive Officers
Trustees, Nominees and Executive Officers	Shares Beneficially Owned(1)	Percentage of Outstanding Shares
James F. Wirth(2)	5,089,632	60.42%
Pamela J. Barnhill(3)	259,934	3.09%
Marc E. Berg	60,225	*
Steven S. Robson	278,723	3.31%
Peter A. Thoma	123,900	1.47%
Larry Pelegrin(4)	85,870	1.02%
Anthony B. Waters	23,000	*
Trustees and Executive Officers as a group (seven persons)	5,921,284	70.29%
______________________________
(1)
Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 15, 2012.  However, none of the individuals listed in the table had the right to acquire any Shares within 60 days.

(2)
All Shares are owned jointly by Mr. Wirth and his spouse, except for 1,838,476 Shares that are voted separately by Mr. Wirth and 1,239,078 Shares that are voted separately by Mrs. Wirth.  Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000, of these Shares as security.  Mr. Wirth and his spouse also own all 3,407,938 issued and outstanding Class B limited partnership units in RRF Limited Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees.  Mr. Wirth’s business address is 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020.

(3)	Includes 20,498 Shares held by minor children.
(4)	Mr. Pelegrin has shared voting power and shared investment power with respect to all of his Shares.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE  INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Thoma, Robson and Pelegrin, are “independent” as defined by the NYSE MKT listing standards.  Messrs. Berg and Wirth are our executive officers and are not independent.  All members of the Audit Committee, Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE MKT listing standards.  Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management.  Except as described under “Certain Transactions” below, there were no transactions, relationships or arrangements in fiscal year 2012 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

Under its management agreements, InnSuites Hotels, our wholly-owned subsidiary, provides personnel for three hotels owned by affiliates of Mr. Wirth, our Chairman and Chief Executive Officer, the expenses of which are reimbursed at cost, and manages the hotels’ daily operations.  Beginning February 1, 2012, the hotels will directly pay their employees.  In fiscal year 2012, InnSuites Hotels received 2.5% of room revenue (aggregate fees of $183,035) from these hotels in exchange for management services and an additional annual accounting fee of $27,000, payable at a rate of $1,000 per month with an additional payment of $15,000 due at year-end for annual accounting closing activities.  In fiscal year 2011, InnSuites Hotels received 2.5% of room revenue (aggregate fees of $238,922) from these hotels (reduced to three from four hotels as of July 28, 2010) in exchange for management services and an additional annual accounting fee of $27,000.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

In exchange for use of the “InnSuites” trademark during fiscal years 2012 and 2011, InnSuites Hotels received from the hotels owned by Mr. Wirth’s affiliates aggregate licensing fees of $31,468 and $36,384, respectively, and aggregate advertising fees of $7,867 and $9,076, respectively.  These fees were based on a per-room calculation, with fees equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the amount above 100 rooms.  These agreements have no expiration date and may be cancelled by either party with 12-months written notice or 90-days written notice in the event the property changes ownership.

In addition, in fiscal years 2012 and 2011, InnSuites Hotels received aggregate reservation fees of $26,923 and $23,654 from the hotels owned by Mr. Wirth’s affiliates, respectively.  These fees were based on a set dollar amount per reservation for reservations taken at the InnSuites Hotels reservations center for the hotels owned by Mr. Wirth’s affiliates.

The fee structure for the agreements discussed above is expected to remain the same in fiscal year 2013.

Restructuring Agreements

Albuquerque Suite Hospitality Restructuring Agreement

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for RRF Limited Partnership, our subsidiary (the “Partnership”), to enter into an agreement with Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth, to sell additional units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico hotel property.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity and the parties agreed to restructure the operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two-unit minimum subscription.  On October 29, 2010, the parties revised the operating agreement.

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

Tucson Hospitality Properties Restructuring Agreement

On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth, an affiliate of Mr. Wirth, to allow for the sale of minority interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property and was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

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

At January 31, 2012, the Partnership had sold 245.5 units to unrelated parties at $10,000 per unit totaling $2,447,000.  As of January 31, 2012, the Partnership holds a 56.17% ownership interest in the Tucson entity, the Trust holds a 1.79 % ownership interest, Mr. Wirth and his affiliates hold a 1.96% interest, and other parties hold a 40.11% interest.  The Tucson entity has minimum preference payments to unrelated unit holders of $171,850, to the Trust of $7,700, to the Partnership of $240,450 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2013 and 2014.  During calendar year 2012, the Tucson entity has remaining minimum preference payments to unrelated unit holders of $77,038, to the Trust of $130, to the Partnership of $231,559 and to Rare Earth of $1,100.

Ontario Hospitality Properties Restructuring Agreement

At the February 1, 2012 Board of Trustees meeting, the Board authorized the Trust’s management to enter into a contract to sell less than 50% of the Partnership’s ownership interest in Ontario Hospitality Properties, LP (the “Ontario entity”), which operates the Ontario, California property and was then wholly-owned by the Partnership.  On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth, an affiliate of Mr. Wirth, to allow for the sale of minority interest units in the Ontario entity.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units of the Ontario entity for $10,000 per unit, which represents approximately 49.02% of the outstanding partnership units in the Ontario entity, and the parties agreed to restructure the limited partnership agreement of the Ontario entity.

Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Partnership.  Additionally, the partnership interests in the Ontario entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units will be owned by unrelated third parties and will have first priority for distributions, Class B units will be owned by the Trust and/or the Partnership and will have second priority for distributions, and Class C units will be owned by Rare Earth or other affiliates of Mr. Wirth and will have the lowest priority for distributions from the Ontario entity.  Rare Earth is also entitled to a formation fee equal to $320,000 or an alternate fee of 8% of total capital raised, payable in either cash or units in the Ontario entity.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  The first funds related to this syndication were received on March 5, 2012 and, as of April 6, 2012, the Partnership has received $900,000 in connection with the Ontario syndication.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property. Priority distributions to all Classes are projected to be approximately $192,000 for the remainder of fiscal year 2013, approximately $82,250 for fiscal year 2014, $89,250 for fiscal years 2015 through 2017 and $22,312 for fiscal year 2018.

Guarantees

On November 23, 2010, the Trust established a revolving bank line of credit, with a credit limit of $500,000.  Mr. Wirth is a guarantor on this line of credit.  The line of credit bears interest at the prime rate plus 2.75% per annum with a 6.0% rate floor and has no financial covenants. The Trust received a thirty day extension to this line of credit agreement, extending the maturity date to June 23, 2012. Management is actively working with the lender to extend this line of credit for one year and to increase the credit limit.  If the Trust maintains bank balances of at least $250,000 with the lender, the line of credit bears interest at the prime rate plus 1.0% with a 6.0% rate floor.  The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables.  As of January 31, 2012 and 2011, the Trust had drawn no funds under the line of credit.  The largest outstanding balance on the line of credit during fiscal year 2012 was $169,972.

Mr. Wirth has also guaranteed 100% of our Tucson St. Mary’s mortgage note payable of $5,409,156 as of January 31, 2012 and $5,585,098 as of January 31, 2011.  The note is due in variable monthly installments ($29,776 as of January 31, 2012 and 2011), including interest at prime rate (3.25% per year as of January 31, 2012 and 2011), through January 28, 2015, plus a balloon payment of $4,874,612 in January 2015.  The note is secured by our Tucson St. Mary’s property with a carrying value of $7.8 million as of January 31, 2012.

Compensation Information

For information regarding compensation of our executive officers, see Item 11 of this Amendment.

Review, Approval or Ratification of Transactions with Related Parties

We have established procedures for reviewing transactions between us and our Trustees and executive officers, their immediate family members and entities with which they have a position or relationship.  These procedures help us evaluate whether any related person transaction could impair the independence of a Trustee or presents a conflict of interest on the part of a Trustee or executive officer.  First, the related party transaction is presented to our executive management, including our Chief Financial Officer.  Our Chief Financial Officer then discusses the transaction with our outside counsel or our independent registered public accountants, if appropriate.  Lastly, the members of the Board of Trustees who do not have an interest in the transaction review the transaction and, if they approve, pass a resolution authorizing the transaction.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees & Services

Our consolidated financial statements as of and for the fiscal years ended January 31, 2012 and January 31, 2011 were audited by Moss Adams LLP (“Moss Adams”).

Audit Fees

The aggregate fees billed for professional services rendered by Moss Adams for the audit of our annual financial statements for the fiscal years ended January 31, 2012 and 2011 and review of our interim financial statements included in our quarterly reports on Form 10-Q filed during the fiscal years ended January 31, 2012 and 2011 were $164,077 and $146,425, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered by Moss Adams, such as assistance with and review of quarterly press releases containing earnings information, for the fiscal years ended January 31, 2012 and 2011 were $0 and $18,500, respectively.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning services rendered by Moss Adams for the fiscal years ended January 31, 2012 and 2011 were $41,900 and $41,343, respectively.

All Other Fees

Moss Adams did not render other services, and there were no other fees to Moss Adams, for fiscal years ended January 31, 2012 and 2011.

Our Audit Committee has considered and determined that the provision of these services is compatible with Moss Adams maintaining its independence from us.

Policy on Pre-Approval of Audit and Permitted Non-Audit Services

The Audit Committee pre-approves all fees for services performed by Moss Adams.  Unless a type of service Moss Adams provided received general pre-approval, it will require specific pre-approval by the Audit Committee.  Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.  Since May 6, 2003, the effective date of the SEC’s rules requiring Audit Committee pre-approval of audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors were approved in accordance with the policies and procedures described above.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 30, 2012	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 30, 2012	By:	/s/ Anthony B. Waters
Anthony B. Waters, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
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

10.10*
 Ontario Hospitality Properties LP Restructuring Agreement, dated February 29, 2012, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Ontario Hospitality Properties LP, and James F. Wirth.+

10.11	Change in Terms Agreement for Bank Line of Credit, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender.
21	Subsidiaries of the Registrant.+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits: **+

101.INS	XBRL Instance Document**+

101.SCH	XBRL Schema Document**+

101.CAL	XBRL Calculation Linkbase Document**+

101.LAB	XBRL Labels Linkbase Document**+

101.PRE	XBRL Presentation Linkbase Document**+

101.DEF	XBRL Definition Linkbase Document**+

________________________
*           Management contract or compensatory plan or arrangement.

**         In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Original Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+           Filed with the Original Form 10-K.