Form 10-Q
period 2012-04-30
INNSUITES HOSPITALITY TRUST
filed 2012-06-14
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of June 8, 2012: 8,421,130

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2012	JANUARY 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents ($164,302 and $133,637 of variable interest entity (VIE), Note 9)	$836,908	$983,424
Restricted Cash ($4,532 and $31,300 of VIE)	72,579	136,808
Accounts Receivable, including $348,980 and $102,358 from related parties and net of Allowance for Doubtful Accounts of $19,859 and $38,159, as of April 30, and January 31, 2012, respectively ($22,636 and $12,653 of VIE)	922,618	619,916
Prepaid Expenses and Other Current Assets ($30,835 and $23,366 of VIE)	202,423	242,366
Total Current Assets	2,034,528	1,982,514
Hotel Properties, net ($1,384,952 and $1,415,155 of VIE)	24,988,616	25,141,748
Property, Plant and Equipment, net	142,220	149,377
Deferred Finance Costs and Other Assets ($15,452 and $15,858 of VIE)	213,006	108,619
TOTAL ASSETS	$27,378,370	$27,382,258

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ($228,252 and $112,643 of VIE)	$1,926,792	$2,414,763
Notes Payable to Banks	22,519	—
Current Portion of Mortgage Notes Payable	1,039,008	2,291,247
Current Portion of Other Notes Payable	216,096	212,692
Total Current Liabilities	3,204,415	4,918,702
Mortgage Notes Payable	19,184,927	18,980,009
Other Notes Payable	295,096	337,960
TOTAL LIABILITIES	22,684,438	24,236,671

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,427,405 and 8,442,328 shares issued and outstanding at April 30, and January 31, 2012, respectively	16,231,322	14,646,261
Treasury Stock, 8,377,341 and 8,344,408 shares held at April 30, and January 31, 2012, respectively	(11,762,146)	(11,682,575)
TOTAL TRUST SHAREHOLDERS’ EQUITY	4,469,176	2,963,686
NON-CONTROLLING INTEREST	224,756	181,901
TOTAL EQUITY	4,693,932	3,145,587
TOTAL LIABILITIES AND EQUITY	$27,378,370	$27,382,258

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2012	2011

REVENUE
Room	$4,283,258	$3,996,172
Food and Beverage	359,354	292,875
Telecommunications	—	1,528
Other	64,557	50,663
Management and Trademark Fees, including $112,456 and $66,936 from related parties for the three months ended April 30, 2012 and 2011, respectively	112,456	66,936
Payroll Reimbursements, Related Party	—	590,608
TOTAL REVENUE	4,819,625	4,998,782

OPERATING EXPENSES
Room	977,216	979,435
Food and Beverage	263,079	257,276
Telecommunications	16,820	10,198
General and Administrative	796,372	838,205
Sales and Marketing	283,911	296,053
Repairs and Maintenance	395,997	425,624
Hospitality	227,023	223,337
Utilities	283,670	277,103
Hotel Property Depreciation	433,657	449,032
Real Estate and Personal Property Taxes, Insurance and Ground Rent	287,132	205,579
Other	2,408	3,130
Payroll Expenses, Related Party	—	590,608
TOTAL OPERATING EXPENSES	3,967,285	4,555,580
OPERATING INCOME	852,340	443,202
Interest Income	108	143
TOTAL OTHER INCOME	108	143
Interest on Mortgage Notes Payable	197,969	379,062
Interest on Notes Payable to Banks	204	—
Interest on Other Notes Payable	9,453	8,159
TOTAL INTEREST EXPENSE	207,626	387,221
CONSOLIDATED NET INCOME	644,822	56,124
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	180,608	6,018
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$464,214	$50,106
NET INCOME PER SHARE – BASIC AND DILUTED	$0.05	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,441,045	8,578,626

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$644,822	$56,124
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By Operating Activities:
Provision for Uncollectible Receivables	(18,300)	(13,438)
Stock-Based Compensation	9,900	12,960
Hotel Property Depreciation	433,657	449,032
Loss on Disposal of Hotel Properties	—	62
Amortization of Deferred Loan Fees	18,128	11,291
Changes in Assets and Liabilities:
Accounts Receivable	(284,402)	295,998
Prepaid Expenses and Other Assets	(82,572)	108,242
Accounts Payable and Accrued Expenses	(342,198)	(550,788)
NET CASH PROVIDED BY OPERATING ACTIVITIES	379,035	369,483

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	64,229	(22,021)
Improvements and Additions to Hotel Properties	(273,367)	(267,070)
NET CASH USED IN INVESTING ACTIVITIES	(209,138)	(289,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(1,193,225)	(218,650)
Payments on Notes Payable to Banks	(157,036)	—
Borrowings on Notes Payable to Banks	179,555	—
Repurchase of Treasury Stock	(79,571)	(8,873)
Repurchase of Partnership Units	(525)	—
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	1,081,410	342,620
Distributions to Non-Controlling Interest	(92,061)	(42,164)
Payments on Other Notes Payable	(54,960)	(43,163)
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	(316,413)	29,770
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(146,516)	110,162
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	983,424	494,844
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$836,908	$605,006

See Supplemental Disclosures at Note 10.

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30 AND JANUARY 31, 2012
AND FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at April 30, 2012 wholly-owned one InnSuites® hotel located in Yuma, Arizona and together with its affiliate RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), wholly-owned another InnSuites® hotel located in Tucson, Arizona, had a 56.29% interest in another hotel located in Tucson, Arizona  and had a 75.55% interest in InnSuites® hotel located in Ontario, California.  The Trust also owned a direct 42.25% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as three hotels with an aggregate of 439 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman and Chief Executive Officer. Under the management agreements, InnSuites manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels and an accounting fee. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the three hotels owned by affiliates of Mr. Wirth with an aggregate of 439 suites.   Under the licensing agreements with affiliates of Mr. Wirth, InnSuites Hotels receives a fixed monthly fee based on the number of units in the hotel properties in exchange for use of the “InnSuites” trademark. Additionally, InnSuites Hotels provides trademark and reservation services to 54 unrelated hotel properties. Under these licensing agreements with unrelated properties, InnSuites Hotels receives variable monthly fees based on the number of reservations processed for the hotel property and, in certain cases, the gross room revenue of the hotel property.

Effective February 1, 2012, the management agreements were amended for the Hotels and the three hotels owned by affiliates of Mr. Wirth. Under the new agreements, the employees are no longer employees of InnSuites Hotels and are now employees of the hotels at which they work. As such, each hotel is responsible for their employee’s payroll and payroll reimbursements are no longer required. The primary purpose for the amendment was to streamline the administrative and accounting functions between the management company, the Hotels and the three hotels owned by affiliates of Mr. Wirth, which resulted in a more efficient operation.

The Trust’s general partnership interest in the Partnership was 72.04% and 71.98% as of April 30 and January 31, 2012, respectively.  The weighted average for the three months ended April 30, 2012 and 2011 was 72.03% and 71.43%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 286,034 and 293,665 Class A limited partnership units were issued and outstanding as of April 30 and January 31, 2012, respectively. Additionally, as of April 30 and January 31, 2012, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees of the Trust, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust as of April 30, 2012. The Trust held 9,517,545 and 9,509,914 General Partner Units as of April 30 and January 31, 2012, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels, Yuma Hospitality LP and Albuquerque Suite Hospitality, LLC are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2012.

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

The accounting policies that the Trust believes are most critical and involve the most subjective judgments include estimates and assumptions of future revenue and expenditures used to project cash flows. Future cash flows are used to determine the recoverability (or impairment) of the carrying values of the Trust’s long-lived assets in the event management is required to test an asset for recoverability of carrying value under FASB authoritative guidance related to the impairment or disposal of long-lived assets. The Trust’s evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico hotel property and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the two hotel properties it owns and quarterly distributions from the Tucson Foothills, Arizona property.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first three months of fiscal year 2012 to the first three months of fiscal year 2013, while rates decreased. Results are also significantly impacted by overall economic conditions and specifically conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $565,000 due and payable for the remainder of fiscal year 2013 under mortgage notes payable. For the period between May 1, 2012 and April 30, 2013, the Trust has principal of $1.0 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011 and was modified on February 14, 2012. The lender reduced the principal balance by $500,000 and waived all penalties and accumulated interest in exchange for a $1.0 million pay down of the principal balance by the Trust. The interest rate was lowered from 8.28% to 5.0% reducing the monthly principal and interest payments to $31,700 from $71,100. The note was extended for three years to January 14, 2015. The Trust accounted for the modification as a troubled debt restructuring. Based on the terms of the modified mortgage note payable, the total future cash payments of $7,795,006 consists of $6,905,289 in principal payments and $889,717 interest payments.  As such, total future cash payments exceeded the carrying value of the note payable (including accrued interest) of $7,610,427 at the date of restructure by $184,579.  As a result, there was no gain or loss recorded during the period.  In addition, no adjustment was made to the carrying value of the note at the date of restructure.  Instead this requires the Trust to recognize interest expense using an effective interest rate on the debt after the restructuring which results in $184,579 of interest expense being recognized over the remainder of the term.  In addition, the carrying value is reduced over the remaining term by $705,138 .   For the three months ended April 30, 2012, principal and interest payments of $95,000 were paid, $14,000 of interest expense was recognized and the carrying value of the old debt was reduced by $81,000.

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Ontario and Tucson Foothills subsidiaries, and available credit will be sufficient to satisfy our obligations as they become due. The bank line of credit is in final negotiations and is expected to be finalized by June 23, 2012. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments. From sales of non-controlling interests in the Ontario and Tucson Foothills subsidiaries, we received $1.2 million during the first quarter of fiscal year 2013.

For the remainder of fiscal year 2013 (May 1, 2012 through January 31, 2013), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of the Trust’s  financial obligations as they come due. Based on this projection, the Trust began selling non-controlling ownership interests in its Ontario, California subsidiary, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2013.  See Note 5 – “Note Payable to Bank”, Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 –“Sale of Partnership Interests in Tucson Hospitality Properties, LP” and Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP.”

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

For the three-month periods ended April 30, 2012 and 2011, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust. The following is a reconciliation of basic and diluted income per share:
	For the three months ended
	April 30, 2012	April 30, 2011

Net Income attributable to Controlling Interest	$464,214	$50,106
Plus: Net Income (loss) attributable to non-controlling interests	180,608	6,018
Net Income attributable to Controlling Interest after unit conversion	$644,822	$56,124

Weighted average common shares outstanding	8,441,045	8,578,626
Plus: Weighted average incremental shares resulting from unit conversion	3,695,804	3,774,071
Weighted average common shares outstanding after unit conversion	12,136,849	12,352,697

Basic and Diluted Income Per Share	$0.05	$0.01

3. STOCK-BASED COMPENSATION

For the three months ended April 30, 2012, the Trust recognized expenses of $9,900 related to stock-based compensation. During the three months ended April 30, 2011, the Trust recognized expenses of $12,960.  The Trust issued 18,000 restricted shares  with a total market value of $39,600 as compensation to its three outside Trustees during the three months ended April 30, 2012.

The following table summarizes restricted share activity during the three months ended April 30, 2012:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2012	—	—
Granted	18,000	$2.20
Vested	(4,500)	$2.20
Forfeited	—	—
Balance of unvested awards at April 30, 2012	13,500	$2.20

No cash was paid out or received by the Trust relating to restricted share awards during the three months ended April 30, 2012 or 2011.

4. RELATED PARTY TRANSACTIONS

As of April 30, 2012 and 2011, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of April 30, 2012 and 2011, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $0 and $680,568 for the three months ended April 30, 2012 and 2011, respectively. As of February 1, 2012, the employees of each hotel at which they work are employees of the hotel and the hotels are responsible for their employee payrolls.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”,  Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” and Note 8 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

As of April 30, 2012, the Trust has a revolving bank line of credit agreement, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 2.75% per annum and has no financial covenants. If the Trust maintains bank balances of at least $250,000 with the lender, the line of credit bears interest at the prime rate plus 1.0% with a 6.0% rate floor.  The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had no funds drawn on this line of credit as of April 30, 2012. Subsequent to the maturity date of May 23, 2012, the line of credit was extended for 30 days to allow time to complete negotiations on a one-year extension.

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

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing cumulative priortiy distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions are cumulative for five years. Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was intended for 32 Class C units in the Albuquerque entity after the sale of at least 160 units.  If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distributions to the members. In the event that the proceeds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Priority distributions to all Classes are projected to be $280,000 each year for fiscal years 2013 through 2016. The Albuquerque entity is required to use its best efforts to pay the cumulative priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the priority distributions.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 9 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  On January 24, 2012 the Trust purchased 40 units at $10,000 per unit from Rare Earth, and on January 31, 2012 the Trust purchased Partnership’s 114 units at $10,000 per unit by reducing the Trust’s receivable from the Partnership. As of April 30, 2012, the Partnership does not hold any ownership interest in the Albuquerque entity, the Trust holds a 42.25 % ownership interest, Mr. Wirth and his affiliates hold an 8.00% interest, and other parties hold a 49.75% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $139,300, to the Trust of $118,300 and to Rare Earth of $22,400 per year payable quarterly for calendar years 2014 and 2015. During calendar year 2013, the Albuquerque entity has remaining minimum preference payments to unrelated unit holders of $104,475, to the Trust of $88,725, and to Rare Earth of $16,800.

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

At April 30, 2012, the Partnership had sold 255.52 units to unrelated parties at $10,000 per unit totaling $2,555,200. As of April 30, 2012, the Partnership holds a 54.49% ownership interest in the Tucson entity, the Trust holds a 1.80 % ownership interest, Mr. Wirth and his affiliates hold a 1.96% interest, and other parties hold a 41.75% interest. The Tucson entity has estimated minimum preference payments to unrelated unit holders of $178,864, to the Trust of $7,700, to the Partnership of $233,436 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2014 and 2015. During calendar year 2013, the Tucson entity has remaining minimum preference payments to unrelated unit holders of $134,148, to the Trust of $5,775, to the Partnership of $175,077 and to Rare Earth of $6,300.

8.  SALE OF PARTNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES, LP

On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in Ontario Hospitality Properties, LP (the “Ontario entity”), which operates the Ontario hotel property and was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 49% of the outstanding partnership units in the Ontario entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Ontario entity. The Board of Trustees approved this restructuring on February 1, 2012.

                  Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Partnership.  The partnership interests in the Ontario entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Ontario entity. Priority distributions are cumulative for five years.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Ontario entity. If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $200,000 for the remainder of fiscal year 2013 and $357,000 for each of the fiscal years 2014 through 2017. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At April 30, 2012, the Partnership had sold 114.68 units to unrelated parties at $10,000 per unit totaling $1,146,800. As of April 30, 2012, the Partnership holds a 75.55% ownership interest in the Ontario entity, Mr. Wirth and his affiliates hold a 1.96% interest, and other parties hold a 22.49% interest. The Ontario entity has estimated minimum preference payments to unrelated unit holders of $80,276, to the Partnership of $269,724 and to Rare Earth of $7,000 per year payable quarterly for calendar years 2014 and 2015. During calendar year 2013, the Ontario entity has remaining minimum preference payments to unrelated unit holders of $60,207, to the Partnership of $202,293 and to Rare Earth of $5,250.

9.   VARIABLE INTEREST ENTITY

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

    During the first quarters ending April 30, 2012 and 2011, neither the Trust nor the Partnership has provided any implicit or explicit financial support for which they were not previously contracted.

10. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $207,626 and $387,221 in cash for interest for the three months ended April 30, 2012 and 2011, respectively.

During the first quarter of fiscal year 2013, the Trust issued a promissory note for $15,500 to an unrelated third party for the purchase of 7,631 limited partnership units in the Partnership.  The note is due in 36 monthly principal and interest installments of $479 and matures on February 22, 2015.

11.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the three months ended April 30, 2012 was $52,543, plus a variable component based on gross revenues of each property that totaled approximately $4,994.

During the second quarter of fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $8,618 and $7,387 of general and administrative expense related to the lease during the three-month period ended April 30, 2012 and 2011, respectively.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2013	$163,890
2014	247,760
2015	228,160
2016	206,560
2017	206,560
Thereafter	5,134,332

Total	$6,187,262

The Trust is obligated under loan agreements relating to four of its Hotels to deposit 4% of the individual Hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the four Hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. for four of the Hotel properties.  These agreements provide for fees to be paid by the Hotels based on revenue and reservations received, and contain no minimum payment provisions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended January 31, 2012, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our hotel properties assets. There have been no material changes to our critical accounting policies since January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico hotel property and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the two hotel properties it owns and quarterly distributions from the Tucson Foothills, Arizona property.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first three months of fiscal year 2012 to the first three months of fiscal year 2013, while rates decreased. Results are also significantly impacted by overall economic conditions and specifically conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $565,000 due and payable for the remainder of fiscal year 2012 under mortgage notes payable. For the period between May 1, 2012 and April 30, 2013, the Trust has principal of $1.0 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011 and was modified on February 14, 2012. The lender reduced the principal balance by $500,000 and waived all penalties and accumulated interest in exchange for a $1.0 million pay down of the principal balance by the Trust. The interest rate was lowered from 8.28% to 5.0% reducing the monthly principal and interest payment to $31,700 from $71,100. The note was extended for three years to January 14, 2015.

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Ontario and Tucson Foothills subsidiaries, and available credit will be sufficient to satisfy our obligations as they become due. The bank line of credit is in final negotiations and is expected to be finalized by June 23, 2012. In the event cash flows from operations are insufficient to satisfy these obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments. From sales of non-controlling interests in the Ontario and Tucson Foothills subsidiaries, we received $1.2 million during the first quarter of fiscal year 2013.

For the remainder of fiscal year 2013 (May 1, 2012 through January 31, 2013), our management has projected that cash flows from operations alone may not be sufficient to meet all of our financial obligations as they come due. Based on this projection, we began selling non-controlling ownership interests in our Ontario, California subsidiary, providing enough available liquidity for management to believe that the we will meet all of our financial obligations as they come due during fiscal year 2013.  See Note 5 – “Note Payable to Bank”, Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” and Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP.”

As of April 30, 2012, we have no commitments for capital expenditures beyond the 4% reserve for refurbishment and replacements set aside annually for each hotel property.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 74.4% for the three months ended April 30, 2012, an increase of 6.5% from the prior year period. ADR decreased $2.56, or 3.3%, to $75.86. The decrease in ADR and increased occupancy resulted in an increase of $3.20, or 6.0%, in REVPAR to $56.46 from $53.26 in the prior year period. The increase in occupancy is due to the moderately improving trend in our economy, which caused more vacation and business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE THREE MONTHS ENDED
	April 30,
	2012	2011
OCCUPANCY	74.4%	67.9%
AVERAGE DAILY RATE (ADR)	$75.86	$78.42
REVENUE PER AVAILABLE ROOM (REVPAR)	$56.46	$53.26

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the improving economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2012 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2011

A summary of the operating results for the three months ended April 30, 2012 and 2011 is:

	2012	2011	Change	% Change
Revenue	$4,819,625	$4,998,782	$(179,157)	(3.6)%
Operating Income	$852,340	$443,202	$409,138	92.3%
Total Expenses	$4,174,911	$4,942,801	$(767,890)	(15.5)%
Net Income Attributable to Controlling Interest	$464,214	$50,106	$414,108	>100.0%
Net Income Per Share – Basic and Diluted	$0.05	$0.01	$0.04	>100.0%

For the three months ended April 30, 2012, our total revenue was $4.8 million, a decrease of $179,000, compared with the prior year period total of $5.0 million. The decrease was due to changing the employees at the Hotels from employees of the management company to employees of each hotel. The management company no longer receives payroll reimbursements, which in the prior year period was $591,000. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 11.7% to $4.8 million for the three months ended April 30, 2012, from $4.3 million for the three months ended April 30, 2011. Hotel operations, including Food and Beverage operations, experienced increases in revenues during the first quarter of fiscal year 2013 due to higher occupancy as a result of improving economic conditions.

Total operating expenses were $4.0 million for the three months ended April 30, 2012, a decrease of $588,000, or 12.8%, from the prior year period total of $4.6 million. The decrease was due to payroll reimbursements of $591,000 in the three months ended April 30, 2011.

General and administrative expense decreased $42,000 for the three months ended April 30, 2012, or 5.3%, to $796,000 from $838,000 in the prior year period primarily due to effective cost controls.

Repairs and maintenance expense was $396,000 for the three months ended April 30, 2012, a decrease of $30,000 or 7.6% under the prior year period total of $426,000.   The decrease was primarily due to lower maintenance labor and operating expenses at the Yuma, Arizona location due to significant maintenance projects at the property during the prior year period.

Operating income was $852,000 for the three months ended April 30, 2012, an increase over the prior year period of $443,000, or 92.3%. The increase reflects improved efficiencies in sales and management.

Consolidated net income improved by $589,000 for the three month period ended April 30, 2012 to $645,000, or $0.05 per basic share, from $56,000, or $0.01 per basic share, during the three months ended April 30, 2011. This increase was due to greater activity at the hotels and a successful debt restructure for our Ontario property.

EBITDA

We reported earnings before non-controlling interest, interest, taxes, depreciation and amortization (Adjusted EBITDA) of $1.3 million for the three months ended April 30, 2012, compared to $892,000 in the prior year, an increase of $394,000, or 44.1%. Adjusted EBITDA is a non-GAAP financial measure that management believes provides meaningful insight into the Trust’s financial performance and its operating profitability before non-operating expenses (such as interest and "other" non-core expenses) and non-cash charges (depreciation and amortization).

A reconciliation of Adjusted EBITDA to net income attributable to Shareholders of Beneficial Interest for the three month periods ended April 30 follows:

	2012	2011
Net Income attributable to controlling interest	$464,214	$50,106
Add back:
Depreciation	433,657	449,032
Interest expense	207,626	387,221
Non-controlling interest	180,608	6,018
Less:
Interest income	(108)	(143)
ADJUSTED EBITDA	$1,285,997	$892,234

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

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in government regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise or membership contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to have access to a line of credit;
•	our ability to meet present and future debt service obligations;
•	our inability to refinance indebtedness at or prior to the time it matures;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters;
•	data breaches; and
•	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2012, our management identified a material weakness, and therefore, concluded that at January 31, 2012 our internal control over financial reporting was not effective. Management identified lack of controls related to process monitoring, testing, documentation, and change management within the information technology control environment. Specifically, the following material weakness existed as of January 31, 2012: Policies and procedures over IT program development and change management did not operate at a sufficient level to ensure all changes affecting the financial statements and underlying accounting records and key reports were identified, authorized, tested and implemented appropriately. In addition, certain deficiencies were noted in the monitoring of log security, testing of data transmissions, testing restoration, and incident/error management system. As such, there existed a reasonable possibility that a material error would not be prevented or detected on a timely basis.

We are actively engaged in the development and implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and are operating effectively. These efforts included but were not limited to the hiring of a third-party contractor to test on a prospective basis our changes and updates made to our information technology environment supporting the financial reporting systems. For those controls that a remediation plan has not yet been specifically set forth, we are evaluating all our controls and procedures related to the information technology environment and are in the process of assessing an appropriate remediation plan.

Other than those discussed above, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the notes to unaudited consolidated financial statements.

       ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2012, the Trust acquired 32,933 Shares of Beneficial Interest in open market transactions at an average price of $2.42 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 81,018 limited partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 – February 29, 2012(1)	6,790	$2.36	6,790	114,792
March 1 – March 31, 2012	25,258	$2.43	25,258	89,534
April 1 – April 30, 2012	885	$2.58	885	88,649

(1) During February 2012 the Trust repurchased 7,631 Class A Units in the Partnership for $2.1 per unit under the repurchase program, which further reduced the maximum number of shares that may be purchased in the future under the plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

10.1
Change in Terms Agreement for Bank Line of Credit, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of Republic BankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.11 of the Trust’s Form 10-K/A filed with the Securities and Exchange Commission on May 30, 2012).

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

INNSUITES HOSPITALITY TRUST

Dated:	June 14, 2012	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	June 14, 2012	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer