Form 10-Q
period 2012-07-31
INNSUITES HOSPITALITY TRUST
filed 2012-09-14
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2012

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of September 10, 2012: 8,405,465

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2012	JANUARY 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents (($15,212) and $133,637 of variable interest entity (VIE), Note 9)	$196,333	$983,424
Restricted Cash ($11,937 and $31,300 of VIE)	92,567	136,808
Accounts Receivable, including $587,511 and $102,358 from related parties and net of Allowance for Doubtful Accounts of $17,805 and $38,159, as of July 31, and January 31, 2012, respectively ($76,380 and $12,653 of VIE)	1,065,208	619,916
Prepaid Expenses and Other Current Assets ($54,589 and $23,366 of VIE)	366,029	242,366
Total Current Assets	1,720,137	1,982,514
Hotel Properties, net ($1,378,922 and $1,415,155 of VIE)	24,947,760	25,141,748
Property, Plant and Equipment, net	134,073	149,377
Deferred Finance Costs and Other Assets ($15,045 and $15,858 of VIE)	194,878	108,619
TOTAL ASSETS	$26,996,848	$27,382,258

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ($253,895 and $112,643 of VIE)	$2,015,435	$2,414,763
Notes Payable to Banks	355,945	—
Current Portion of Mortgage Notes Payable	1,051,199	2,291,247
Current Portion of Other Notes Payable	209,954	212,692
Total Current Liabilities	3,632,533	4,918,702
Mortgage Notes Payable	18,952,972	18,980,009
Other Notes Payable	244,255	337,960
TOTAL LIABILITIES	22,829,760	24,236,671

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,406,365 and 8,442,328 shares issued and outstanding at July 31, and January 31, 2012, respectively	15,718,419	14,646,261
Treasury Stock, 8,398,381 and 8,344,408 shares held at July 31, and January 31, 2012, respectively	(11,811,337)	(11,682,575)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,907,082	2,963,686
NON-CONTROLLING INTEREST	260,006	181,901
TOTAL EQUITY	4,167,088	3,145,587
TOTAL LIABILITIES AND EQUITY	$26,996,848	$27,382,258

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONSWe lost less

	FOR THE SIX MONTHS ENDED July 31,
	2012	2011

REVENUE
Room	$7,314,135	$7,214,384
Food and Beverage	603,035	470,554
Telecommunications	—	1,828
Other	107,333	115,544
Management and Trademark Fees, including $159,631 and $115,832 from related parties for the six months ended July 31, 2012 and 2011, respectively	166,624	115,832
Payroll Reimbursements, Related Party	—	1,116,081
TOTAL REVENUE	8,191,127	9,034,223

OPERATING EXPENSES
Room	1,939,662	1,832,694
Food and Beverage	521,742	455,557
Telecommunications	36,076	23,899
General and Administrative	1,614,296	1,606,825
Sales and Marketing	597,315	549,796
Repairs and Maintenance	767,220	789,355
Hospitality	442,220	415,843
Utilities	627,996	605,913
Hotel Property Depreciation	867,187	886,550
Real Estate and Personal Property Taxes, Insurance and Ground Rent	544,989	407,083
Other	5,053	7,566
Payroll Expenses, Related Party	—	1,116,081
TOTAL OPERATING EXPENSES	7,963,756	8,697,162
OPERATING INCOME	227,371	337,061
Interest Income	5,402	560
TOTAL OTHER INCOME	5,402	560
Interest on Mortgage Notes Payable	465,915	755,628
Interest on Notes Payable to Banks	1,094	—
Interest on Other Notes Payable	18,088	15,826
TOTAL INTEREST EXPENSE	485,097	771,454
CONSOLIDATED NET LOSS	(252,324)	(433,833)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(30,547)	(124,952)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(221,777)	$(308,881)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,429,911	8,552,780

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED July 31,
	2012	2011

REVENUE
Room	$3,030,877	$3,218,212
Food and Beverage	243,681	177,679
Telecommunications	—	300
Other	42,776	64,881
Management and Trademark Fees, including $47,175 and $48,896 from related parties for the three months ended July 31, 2012 and 2011, respectively	54,168	48,896
Payroll Reimbursements, Related Party	—	525,473
TOTAL REVENUE	3,371,502	4,035,441

OPERATING EXPENSES
Room	962,446	853,259
Food and Beverage	258,663	198,281
Telecommunications	19,256	13,701
General and Administrative	817,924	768,620
Sales and Marketing	313,404	253,743
Repairs and Maintenance	371,223	363,731
Hospitality	215,197	192,506
Utilities	344,326	328,810
Hotel Property Depreciation	433,530	437,518
Real Estate and Personal Property Taxes, Insurance and Ground Rent	257,857	201,504
Other	2,645	4,436
Payroll Expenses, Related Party	—	525,473
TOTAL OPERATING EXPENSES	3,996,471	4,141,582
OPERATING LOSS	(624,969)	(106,141)
Interest Income	5,294	417
TOTAL OTHER INCOME	5,294	417
Interest on Mortgage Notes Payable	267,946	376,566
Interest on Notes Payable to Banks	890
Interest on Other Notes Payable	8,635	7,667
TOTAL INTEREST EXPENSE	277,471	384,233
CONSOLIDATED NET LOSS	(897,146)	(489,957)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(213,281)	(130,970)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(683,865)	$(358,987)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.08)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,417,899	8,528,609

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JULY 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(252,324)	$(433,833)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided By (Used In) Operating Activities:
Provision for Uncollectible Receivables	(21,075)	(25,222)
Stock-Based Compensation	19,800	25,920
Hotel Property Depreciation	867,187	886,550
Amortization of Deferred Loan Fees	36,256	22,582
Changes in Assets and Liabilities:
Accounts Receivable	(179,644)	(72,513)
Prepaid Expenses and Other Assets	(246,178)	101,446
Accounts Payable and Accrued Expenses	(158,628)	(168,747)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	65,394	336,183

CASH FLOWS FROM INVESTING ACTIVITIES
Payments Received on Notes Receivable from Related Party	454,577	—
Loans Made on Notes Receivable to Related Party	(699,150)	—
Change in Restricted Cash	44,241	63,031
Improvements and Additions to Hotel Properties	(657,895)	(481,955)
NET CASH USED IN INVESTING ACTIVITIES	(858,227)	(418,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(1,507,785)	(381,591)
Payments on Notes Payable to Banks	(805,027)	—
Borrowings on Notes Payable to Banks	1,160,972	—
Purchase of Treasury Stock	(128,762)	(56,702)
Purchase of Partnership Units	(525)	—
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	1,604,068	1,307,397
Distributions to Non-Controlling Interest	(205,256)	(98,860)
Payments on Other Notes Payable	(111,943)	(88,255)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,742	681,989
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(787,091)	599,248
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	983,424	494,844
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,333	$1,094,092

See Supplemental Disclosures at Note 10.

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31 AND JANUARY 31, 2012
AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2012 AND 2011

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at July 31, 2012 wholly-owned one InnSuites® hotel located in Yuma, Arizona and together with its affiliate RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), wholly-owned another InnSuites® hotel located in Tucson, Arizona, had a 56.12% interest in another hotel located in Tucson, Arizona  and had a 71.32% interest in InnSuites® hotel located in Ontario, California.  The Trust also owned a direct 42.25% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

InnSuites Hotels holds management contracts under which it provides hotel management services to the Hotels, as well as three hotels with an aggregate of 439 suites owned by affiliates of James F. Wirth (“Mr. Wirth”), the Trust’s Chairman and Chief Executive Officer. Under the management agreements, InnSuites manages the hotels’ daily operations, for which it receives a percentage of revenue from the hotels and an accounting fee. InnSuites Hotels also holds licensing agreements and the “InnSuites” trademarks and provides licensing services to the Hotels, as well as the three hotels owned by affiliates of Mr. Wirth with an aggregate of 439 suites.   Under the licensing agreements with affiliates of Mr. Wirth, InnSuites Hotels receives a fixed monthly fee based on the number of units in the hotel properties in exchange for use of the “InnSuites” trademark. Additionally, InnSuites Hotels provides trademark and reservation services to 58 unrelated hotel properties. Under these licensing agreements with unrelated properties, InnSuites Hotels receives variable monthly fees based on the number of reservations processed for the hotel property and, in certain cases, the gross room revenue of the hotel property.

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

The Trust’s general partnership interest in the Partnership was 72.04% and 71.98% as of July 31 and January 31, 2012, respectively.  The weighted average for the six months ended July 31, 2012 and 2011 was 72.03% and 71.5%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 286,034 and 293,665 Class A limited partnership units were issued and outstanding as of July 31 and January 31, 2012, respectively. Additionally, as of July 31 and January 31, 2012, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees of the Trust, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust as of July 31, 2012. The Trust held 9,517,545 and 9,509,914 General Partner Units as of July 31 and January 31, 2012, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels, Yuma Hospitality LP and Albuquerque Suite Hospitality, LLC are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2012.

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

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first six months of fiscal year 2012 to the first six months of fiscal year 2013, while rates decreased. Results are also significantly impacted by overall economic conditions and specifically conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $514,000 due and payable for the remainder of fiscal year 2013 under mortgage notes payable. For the period between August 1, 2012 and July 31, 2013, the Trust has principal of $1.1 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011 and was modified on February 14, 2012. The lender reduced the principal balance by $500,000 and waived all penalties and accumulated interest in exchange for a $1.0 million pay down of the principal balance by the Trust. The interest rate was lowered from 8.28% to 5.0%, reducing the monthly principal and interest payments to $31,700 from $71,100. The note was extended for three years to January 14, 2015. The Trust accounted for the modification as a troubled debt restructure.  Based on the terms of the modified mortgage note payable, the total future cash payments of $7,795,006 consist of $6,905,289 in principal payments and $889,717 in interest payments.  As such, total future cash payments exceeded the carrying value of the note payable (including accrued interest) of $7,610,427 at the date of restructure by $184,579.  As a result, there was no gain or loss recorded during the period.  In addition, no adjustment was made to the carrying value of the note at the date of restructure.  Instead, this requires the Trust to recognize interest expense using an effective interest rate on the debt after the restructuring, which results in $184,579 of interest expense being recognized over the remainder of the term.  In addition, the carrying value is reduced over the remaining term by $705,138.   For the six months ended July 31, 2012, principal and interest payments of $1,190,000 were paid, $29,000 of interest expense was recognized and the carrying value of the old debt was reduced by $1,161,000.

For the remainder of fiscal year 2013 (August 1, 2012 through January 31, 2013), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of the Trust’s  financial obligations as they come due. Based on this projection, the Trust continues selling non-controlling ownership interests in its Ontario, California subsidiary, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2013.  See Note 5 – “Note Payable to Bank”, Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP”, Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP” and Part I, Item 1 – “Financial Statements.”

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Ontario subsidiary, and available credit will be sufficient to satisfy our obligations as they become due. The $500,000 bank line of credit was renewed on June 22, 2012, and we are in negotiations with the lender to increase the credit limit on the line to $600,000. In the event cash flows from operations are insufficient to satisfy our obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments. From sales of non-controlling interests in the Ontario and Tucson Foothills subsidiaries, we received $1.6 million during the first six months of fiscal year 2013.

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees and other revenue are recognized as earned as services are provided and items are sold. Prior to February 1, 2012, payroll reimbursements were recorded as the Trust provided its personnel to the hotels under management agreements and were not netted with the corresponding payroll expense. As of February 1, 2012, the employees of each hotel at which they work are employees of the hotel and the hotels are responsible for their employee payrolls, which eliminated payroll reimbursements.

INCOME PER SHARE

Basic and diluted losses per share have been computed based on the weighted-average number of Shares of Beneficial Interest outstanding during the periods and potentially dilutive securities.

For the three- and six-month periods ended July 31, 2012 and 2011, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust.  Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,693,972 and 3,774,071 for the second quarter of fiscal year 2013 and 2012, respectively.  The aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,694,894 and 3,764,784 for the first six months of fiscal year 2013 and 2012, respectively.  For the periods ended July 31, 2012 and 2011, the Class A and Class B limited partnership units were antidilutive.  Therefore, a reconciliation of basic and diluted loss per share is not included.

3. STOCK-BASED COMPENSATION

For the six months ended July 31, 2012, the Trust recognized expenses of $19,800 related to stock-based compensation. During the six months ended July 31, 2011, the Trust recognized expenses of $25,920.  The Trust issued 18,000 restricted shares with a total market value of $39,600 in February 2012 as compensation to its three outside Trustees for fiscal year 2013.

The following table summarizes restricted share activity during the six months ended July 31, 2012:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2012	—	—
Granted	18,000	$2.20
Vested	(9,000)	$2.20
Forfeited	—	—
Balance of unvested awards at July 31, 2012	9,000	$2.20

4. RELATED PARTY TRANSACTIONS

As of July 31, 2012, the Trust had notes receivable agreements with Rare Earth Financial, an affiliate of Mr. Wirth. The notes bear interest at 7.0% per annum and are interest only quarterly payments. On July 31, 2012 the balance of the notes was $244,573.

As of July 31, 2012 and 2011, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2012 and 2011, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $0 and $1,116,081 for the six months ended July 31, 2012 and 2011, respectively. As of February 1, 2012, the employees of each hotel at which they work are employees of the hotel and the hotels are responsible for their employee payrolls.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” and Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

As of July 31, 2012, the Trust has a revolving bank line of credit agreement, with a credit limit of $500,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor and has no financial covenants.  As of July 31, 2012, the line was secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $355,945 on this line of credit as of July 31, 2012. On June 22, 2012, the line of credit was extended for one year to June 23, 2013. See Note 12 – “Subsequent Events” for additional information.

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

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Trust’s Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 9 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  On January 24, 2012 the Trust purchased 40 units at $10,000 per unit from Rare Earth, and on January 31, 2012 the Trust purchased the Partnership’s 114 units at $10,000 per unit by reducing the Trust’s receivable from the Partnership. As of July 31, 2012, the Partnership does not hold any ownership interest in the Albuquerque entity, the Trust holds a 42.25 % ownership interest, Mr. Wirth and his affiliates hold an 8.00% interest, and other parties hold a 49.75% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $139,300, to the Trust of $118,300 and to Rare Earth of $22,400 per year payable quarterly for calendar years 2014 and 2015. For fiscal year 2013, the Albuquerque entity has remaining minimum preference payments to unrelated unit holders of $69,650, to the Trust of $59,150, and to Rare Earth of $11,200.

See Note 12 – “Subsequent Events” for additional information.

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

At July 31, 2012, the Partnership had sold 256.52 units to unrelated parties at $10,000 per unit totaling $2,565,200. As of July 31, 2012, the Partnership holds a 54.33% ownership interest in the Tucson entity, the Trust holds a 1.80 % ownership interest, Mr. Wirth and his affiliates hold a 1.96% interest, and other parties hold a 41.92% interest. The Tucson entity has estimated minimum preference payments to unrelated unit holders of $179,564, to the Trust of $7,700, to the Partnership of $232,736 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2014 and 2015. For fiscal year 2013, the Tucson entity has remaining minimum preference payments to unrelated unit holders of $89,782 to the Trust of $3,850, to the Partnership of $116,368 and to Rare Earth of $4,200.

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

                  Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Partnership.  The partnership interests in the Ontario entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Ontario entity. Priority distributions are cumulative for five years.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Ontario entity. If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $216,875 for the remainder of fiscal year 2013 and $433,749 for each of the fiscal years 2014 through 2017. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At July 31, 2012, the Partnership had sold 173 units to unrelated parties at $10,000 per unit totaling $1,730,000. As of July 31, 2012, the Partnership holds a 71.32% ownership interest in the Ontario entity, Mr. Wirth and his affiliates hold a 1.57% interest, and other parties hold a 27.11% interest. The Ontario entity has estimated minimum preference payments to unrelated unit holders of $121,100, to the Partnership of $318,500 and to Rare Earth of $7,000 per year payable quarterly for calendar years 2014 and 2015. For fiscal year 2013, the Ontario entity has remaining minimum preference payments to unrelated unit holders of $60,550, to the Partnership of $159,250 and to Rare Earth of $3,500.

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

    During the first six months ending July 31, 2012 and 2011, neither the Trust nor the Partnership has provided any implicit or explicit financial support for which they were not previously contracted.

10. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $484,255 and $579,911 in cash for interest for the six months ended July 31, 2012 and 2011, respectively.

During the first six months of fiscal year 2013, the Trust issued a promissory note for $15,500 to an unrelated third party for the purchase of 7,631 limited partnership units in the Partnership.  The note is due in 36 monthly principal and interest installments of $479 and matures on February 22, 2015.

11.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the six months ended July 31, 2012 was $117,739, including a variable component based on gross revenues of each property that totaled approximately $39,026.

During fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $17,236 and $14,774 of general and administrative expense related to the lease during the six-month period ended July 31, 2012 and 2011, respectively.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2013	$119,880
2014	247,760
2015	228,160
2016	206,560
2017	206,560
Thereafter	5,134,332

Total	$6,143,252

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

12.  SUBSEQUENT EVENTS

On August 1, 2012, InnSuites Hospitality Trust agreed to purchase 31.5 units in Albuquerque Suite Hospitality, LLC from Rare Earth for $10,000 per unit totaling $315,000. This transaction will increase the Trust ownership interest in Albuquerque Suite Hospitality, LLC to 50.25% from 42.25%, giving the Trust controlling ownership interest.

On August 24, 2012, Yuma Hospitality Properties Limited Partnership paid in full its $5,000,000 mortgage note payable by borrowing $5,500,000 on a new mortgage note. The principal balance borrowed on August 24, 2012 was $5,500,000 and the interest rate is subject to change based on the Wall Street Journal Prime Rate index plus 1.0 percentage point with a rate floor of 5.0%. The collateral for the new note is the Yuma hotel property and the maturity date of the note is September 1, 2022. The note is callable upon demand.

On August 27, 2012, the $500,000 Bank Line of Credit was amended to collateralize line of credit with a Deed of Trust on Yuma Hospitality Properties Limited Partnership for the full line of credit. Yuma’s trade receivables no longer provide part of the collateral for the line of credit. We are in negotiations with the lender to increase the credit limit on the line from $500,000 to $600,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We own the sole general partner’s interest in the Partnership. Our principal source of cash flows is from the operations of the Hotels, management and licensing contracts with affiliated and third-party hotels and distributions from the hotels.

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

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first six months of fiscal year 2012 to the first six months of fiscal year 2013, while rates decreased. Results are also significantly impacted by overall economic conditions and specifically conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $514,000 due and payable for the remainder of fiscal year 2013 under mortgage notes payable. For the period between August 1, 2012 and July 31, 2013, the Trust has principal of $1.1 million due and payable under mortgage notes payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011 and was modified on February 14, 2012. The lender reduced the principal balance by $500,000 and waived all penalties and accumulated interest in exchange for a $1.0 million pay down of the principal balance by the Trust. The interest rate was lowered from 8.28% to 5.0%, reducing the monthly principal and interest payments to $31,700 from $71,100. The note was extended for three years to January 14, 2015. The Trust accounted for the modification as a troubled debt restructure.  Based on the terms of the modified mortgage note payable, the total future cash payments of $7,795,006 consist of $6,905,289 in principal payments and $889,717 in interest payments.  As such, total future cash payments exceeded the carrying value of the note payable (including accrued interest) of $7,610,427 at the date of restructure by $184,579.  As a result, there was no gain or loss recorded during the period.  In addition, no adjustment was made to the carrying value of the note at the date of restructure.  Instead, this requires the Trust to recognize interest expense using an effective interest rate on the debt after the restructuring, which results in $184,579 of interest expense being recognized over the remainder of the term.  In addition, the carrying value is reduced over the remaining term by $705,138.   For the six months ended July 31, 2012, principal and interest payments of $1,190,000 were paid, $29,000 of interest expense was recognized and the carrying value of the old debt was reduced by $1,161,000.

For the remainder of fiscal year 2013 (August 1, 2012 through January 31, 2013), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of the Trust’s  financial obligations as they come due. Based on this projection, the Trust continues selling non-controlling ownership interests in its Ontario, California subsidiary, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2013.  See Note 5 – “Note Payable to Bank”, Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP”, Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP” and Part I, Item 1 – “Financial Statements.”

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Ontario subsidiary, and available credit will be sufficient to satisfy our obligations as they become due. The $500,000 bank line of credit was renewed on June 22, 2012, and we are in negotiations with the lender to increase the credit limit on the line to $600,000. In the event cash flows from operations are insufficient to satisfy our obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments. From sales of non-controlling interests in the Ontario and Tucson Foothills subsidiaries, we received $1.6 million during the first six months of fiscal year 2013.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 68.51% for the six months ended July 31, 2012, an increase of 3.66 % from the prior year period. ADR decreased $3.33, or 4.6%, to $69.58. The decrease in ADR and increased occupancy resulted in an increase of $0.39 in REVPAR to $47.67 from $47.28 in the prior year period. The increase in occupancy is due to the moderately improving trend in our economy, which caused more vacation and business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2012	2011
OCCUPANCY	68.51%	64.85%
AVERAGE DAILY RATE (ADR)	$69.58	$72.91
REVENUE PER AVAILABLE ROOM (REVPAR)	$47.67	$47.28

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the improving economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2012 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2011

A summary of the operating results for the six months ended July 31, 2012 and 2011 is:

	2012	2011	Change	% Change
Revenue	$8,191,127	$9,034,223	$(843,096)	(9.3)%
Operating Income	$227,371	$337,061	$(109,690)	(32.5)%
Total Expenses	$8,448,853	$9,468,616	$(1,019,763)	(10.8)%
Net Loss Attributable to Controlling Interest	$(221,777)	$(308,881)	$87,104	(28.2)%
Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.04)	$0.01	(25.0)%

For the six months ended July 31, 2012, our total revenue was $8.2 million, a decrease of $843,000, compared with the prior year period total of $9.0 million. The decrease was due to changing the employees at the Hotels from employees of the management company to employees of each hotel. The management company no longer receives payroll reimbursements, which in the prior year period was $1.1 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 3.4% to $8.2 million for the six months ended July 31, 2012, from $7.9 million for the six months ended July 31, 2011. Hotel operations, including Food and Beverage operations, experienced increases in revenues during the first six months of fiscal year 2013 due to higher occupancy as a result of moderately improving economic conditions.

Total operating expenses were $8.0 million for the six months ended July 31, 2012, a decrease of $733,000, or 8.4%, from the prior year period total of $8.7 million. The decrease was due to payroll reimbursement expense of $1.1 million in the six months ended July 31, 2011 and no payroll reimbursement expense for the six months ended July 31, 2012.

General and administrative expense of $1.6 million was consistent for the six months ended July 31, 2012, with the prior year period primarily due to effective cost controls.

Repairs and maintenance expense was $767,000 for the six months ended July 31, 2012, a decrease of $22,000 or 2.8% under the prior year period total of $789,000.   The decrease was primarily due to lower maintenance labor and operating expenses at the Yuma, Arizona location due to significant maintenance projects at the property during the prior year period.

Operating income was $227,000 for the six months ended July 31, 2012, a decrease of $110,000, or 32.5%, from $337,000 compared to the prior year period. The decrease was primarily due to higher occupancy, which increased expenses, and lower rates, which decreased revenues, at the Hotels during the second quarter of fiscal year 2013. Management is continuing its evaluation of its sales and rate management program at the Hotels.

Net loss attributable to controlling interest improved by $87,000 for the six month period ended July 31, 2012 to a loss of $222,000, or $0.03 per basic share, from a loss of $309,000, or $0.04 per basic share, during the six months ended July 31, 2011. This increase was due to greater activity at the hotels and a successful debt restructure for our Ontario property.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2011

A summary of the operating results for the three months ended July 31, 2012 and 2011 is:

	2012	2011	Change	% Change
Revenue	$3,371,502	$4,035,441	$(663,939)	(16.5)%
Operating Loss	$(624,969)	$(106,141)	$(518,828)	>100%
Total Expenses	$4,273,942	$4,525,815	$(251,873)	(5.6)%
Net Loss Attributable to Controlling Interest	$(683,865)	$(358,987)	$(324,878)	90.5%
Net Loss Per Share – Basic and Diluted	$(0.08)	$(0.04)	$(0.04)	100.0%

For the three months ended July 31, 2012, our total revenue was $3.4 million, a decrease of $664,000, compared with the prior year period total of $4.0 million. The decrease was primarily due to changing the employees at the Hotels from employees of the management company to employees of each hotel. The management company no longer receives payroll reimbursements, which in the prior year period was $525,000. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, decreased 3.9% to $3.4 million for the three months ended July 31, 2012, from $3.5 million for the three months ended July 31, 2011. Hotel operations experienced decreases in revenues during the second quarter of fiscal year 2013, primarily due to higher occupancy at three of our Hotels, which increased expenses, and lower rates, which decreased revenues, at the Hotels. Management is continuing its evaluation of its sales and rate management program at the Hotels. In addition, hotel operations experienced decreases in revenues during the second quarter of fiscal year 2013 due to lower occupancy and ADR at the Yuma hotel.

Total operating expenses were $4.0 million for the three months ended July 31, 2012, a decrease of $145,000, or 3.5%, from the prior year period total of $4.1 million. The decrease was due to payroll reimbursement expense of $525,000 in the three months ended July 31, 2011 and offset by a $380,000 increase in other operating expenses for the three months ended July 31, 2012, primarily due to increased occupancy at its Tucson St. Mary’s property, increased tax and insurance expenses at the Hotels and an increased sales efforts at the Hotels.

General and administrative expense increased $49,000 for the three months ended July 31, 2012, or 6.4%, to $818,000 from $769,000 in the prior year period primarily due to increased activity at the hotels.

Repairs and maintenance expense was $371,000 for the three months ended July 31, 2012, an increase of $7,000, or 2.1%, over the prior year period total of $364,000.

Operating loss was $625,000 for the three months ended July 31, 2012, an increase of $519,000 compared to the prior year period operating loss of $106,000. Hotel operations experienced decreases in revenues during the second quarter of fiscal year 2013 due to lower occupancy and ADR at the Yuma hotel.

Net loss attributable to controlling interest increased by $325,000 for the three month period ended July 31, 2012 to $684,000, or a loss of $0.08 per basic share, from $359,000, or a loss of $0.04 per basic share, during the three months ended July 31, 2011. Hotel operations experienced decreases in revenues during the second quarter of fiscal year 2013 primarily due to lower occupancy and ADR at the Yuma hotel.

ADJUSTED EBITDA

We reported earnings before non-controlling interest, interest, taxes, depreciation and amortization (Adjusted EBITDA) of $1.1 million for the six months ended July 31, 2012, compared to $1.2 million in the prior year, a decrease of $129,000, or 10.5%. Adjusted EBITDA is a non-GAAP financial measure that management believes provides meaningful insight into the Trust’s financial performance and its operating profitability before non-operating expenses (such as interest and "other" non-core expenses) and non-cash charges (depreciation and amortization).

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Shareholders of Beneficial Interest for the six month periods ended July 31 follows:

	2012	2011
Net Loss attributable to controlling interest	$(221,777)	$(308,881)
Add back:
Depreciation	867,187	886,550
Interest expense	485,097	771,454
Non-controlling interest	(30,547)	(124,952)
Less:
Interest income	(5,402)	(560)
ADJUSTED EBITDA	$1,094,558	$1,223,611

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended July 31, 2012, the Trust acquired 21,040 Shares of Beneficial Interest in open market transactions at an average price of $2.34 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 59,978(1) limited partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
May 1 – May 31, 2012	6,130	$2.21	6,130	74,888
June 1 – June 30, 2012	10,625	$2.37	10,625	64,263
July 1 – July 31, 2012	4,285	$2.43	4,285	59,978(1)

(1) During February 2012 the Trust repurchased 7,631 Class A Units in the Partnership for $2.10 per unit under the repurchase program, which further reduced the maximum number of shares that may be purchased in the future under the plan to 59,978.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

10.1
Change in Terms Agreement for Bank Line of Credit, dated June 22, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Trust’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2012)

10.2
Addendum, dated August 27, 2012, to Business Loan Agreement, dated November 23, 2010, by and among InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender

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