Form 10-Q
period 2012-10-31
INNSUITES HOSPITALITY TRUST
filed 2012-12-17
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2012

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
Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of December 7, 2012: 8,388,112

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2012	JANUARY 31, 2012
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents ($5,056 and $133,637 of variable interest entity (VIE), Note 9)	$96,015	$983,424
Restricted Cash ($19,365 and $31,300 of VIE)	107,664	136,808
Accounts Receivable, including $60,870 and $102,358 from related parties and net of Allowance for Doubtful Accounts of $19,068 and $38,159, as of October 31 and January 31, respectively ($31,092 and $12,653 of VIE)	446,143	619,916
Notes Receivable from Related Parties	307,006	—
Prepaid Expenses and Other Current Assets ($64,028 and $23,366 of VIE)	307,357	242,366
Total Current Assets	1,264,185	1,982,514
Hotel Properties, net ($1,357,395 and $1,415,155 of VIE)	24,841,088	25,141,748
Property, Plant and Equipment, net	123,960	149,377
Deferred Finance Costs and Other Assets ($14,638 and $15,858 of VIE)	176,869	108,619
TOTAL ASSETS	$26,406,102	$27,382,258

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ($170,853 and $112,643 of VIE)	$1,646,567	$2,414,763
Notes Payable to Banks	600,000	—
Current Portion of Mortgage Notes Payable	1,176,611	2,291,247
Current Portion of Other Notes Payable	206,539	212,692
Total Current Liabilities	3,629,717	4,918,702
Mortgage Notes Payable	19,066,320	18,980,009
Other Notes Payable	197,823	337,960
TOTAL LIABILITIES	22,893,860	24,236,671

Commitments and Contingencies (See Note 11)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value; unlimited authorization; 8,388,587 and 8,442,328 shares issued and outstanding at October 31, and January 31, 2012, respectively	15,333,018	14,646,261
Treasury Stock, 8,416,159 and 8,344,408 shares held at October 31, and January 31, 2012, respectively	(11,852,006)	(11,682,575)
TOTAL TRUST SHAREHOLDERS’ EQUITY	3,481,012	2,963,686
NON-CONTROLLING INTEREST	31,230	181,901
TOTAL EQUITY	3,512,242	3,145,587
TOTAL LIABILITIES AND EQUITY	$26,406,102	$27,382,258

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED October 31,
	2012	2011

REVENUE
Room	$10,213,833	$10,070,389
Food and Beverage	836,833	620,052
Telecommunications	—	1,882
Other	162,161	166,504
Management and Trademark Fees, including $203,167 and $166,052 from related parties for the nine months ended October 31, 2012 and 2011, respectively	213,485	173,733
Payroll Reimbursements, Related Party	—	1,647,584
TOTAL REVENUE	11,426,312	12,680,144

OPERATING EXPENSES
Room	2,779,221	2,666,947
Food and Beverage	770,503	623,699
Telecommunications	45,658	34,466
General and Administrative	2,363,403	2,243,828
Sales and Marketing	850,151	810,870
Repairs and Maintenance	1,087,408	1,102,434
Hospitality	621,742	577,364
Utilities	971,271	933,011
Hotel Property Depreciation	1,307,203	1,308,764
Real Estate and Personal Property Taxes, Insurance and Ground Rent	727,769	676,070
Other	8,144	10,404
Payroll Expenses, Related Party	—	1,647,584
TOTAL OPERATING EXPENSES	11,532,473	12,635,441
OPERATING INCOME (LOSS)	(106,161)	44,703
Interest Income	19,524	1,704
TOTAL OTHER INCOME	19,524	1,704
Interest on Mortgage Notes Payable	701,968	1,131,051
Interest on Notes Payable to Banks	8,935	—
Interest on Other Notes Payable	25,761	25,941
TOTAL INTEREST EXPENSE	736,664	1,156,992
CONSOLIDATED NET LOSS	(823,301)	(1,110,585)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(195,570)	(276,391)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(627,731)	$(834,194)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,419,415	8,534,627

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED October 31,
	2012	2011

REVENUE
Room	$2,899,698	$2,856,005
Food and Beverage	233,798	149,498
Telecommunications	—	55
Other	54,828	50,960
Management and Trademark Fees, including $43,536 and $50,231 from related parties for the three months ended October 31, 2012 and 2011, respectively	46,861	57,901
Payroll Reimbursements, Related Party	—	531,503
TOTAL REVENUE	3,235,185	3,645,922

OPERATING EXPENSES
Room	839,559	834,253
Food and Beverage	248,761	168,142
Telecommunications	9,582	10,567
General and Administrative	749,107	637,003
Sales and Marketing	252,836	261,074
Repairs and Maintenance	320,188	313,079
Hospitality	179,522	161,521
Utilities	343,275	327,099
Hotel Property Depreciation	440,016	422,214
Real Estate and Personal Property Taxes, Insurance and Ground Rent	182,780	268,988
Other	3,091	2,838
Payroll Expenses, Related Party	—	531,503
TOTAL OPERATING EXPENSES	3,568,717	3,938,281
OPERATING LOSS	(333,532)	(292,359)
Interest Income	14,122	1,144
TOTAL OTHER INCOME	14,122	1,144
Interest on Mortgage Notes Payable	236,053	375,423
Interest on Notes Payable to Banks	7,841	—
Interest on Other Notes Payable	7,673	10,115
TOTAL INTEREST EXPENSE	251,567	385,538
CONSOLIDATED NET LOSS	(570,977)	(676,753)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(172,857)	(151,439)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(398,120)	$(525,314)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.05)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,400,593	8,499,442

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(823,301)	$(1,110,585)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided By (Used In) Operating Activities:
Provision for Uncollectible Receivables	(19,092)	(29,027)
Stock-Based Compensation	29,700	38,880
Hotel Property Depreciation	1,307,203	1,308,764
Amortization of Deferred Loan Fees	78,297	11,698
Changes in Assets and Liabilities:
Accounts Receivable	192,865	(10,173)
Prepaid Expenses and Other Assets	(184,253)	227,905
Accounts Payable and Accrued Expenses	(527,496)	(539,001)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53,923	(101,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments Received on Notes Receivable from Related Parties	1,118,453	—
Loans Made on Notes Receivable to Related Parties	(1,425,459)	—
Change in Restricted Cash	29,144	52,479
Improvements and Additions to Hotel Properties	(981,126)	(620,205)
NET CASH USED IN INVESTING ACTIVITIES	(1,258,988)	(567,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(6,769,025)	(640,954)
Proceeds from Refinancing of Mortgage Notes Payable	5,472,715	—
Payments on Notes Payable to Banks	(1,560,446)	—
Borrowings on Notes Payable to Banks	2,160,446	8
Purchase of Treasury Stock	(161,431)	(115,181)
Purchase of Partnership Units	(525)	—
Purchase of Subsidiary Equity	(315,000)	—
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	1,985,338	1,921,824
Distributions to Non-Controlling Interest	(324,626)	(175,357)
Payments on Other Notes Payable	(169,790)	(141,443)
NET CASH PROVIDED BY FINANCING ACTIVITIES	317,656	848,897
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(887,409)	179,632
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	983,424	494,844
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,015	$674,476

See Supplemental Disclosures at Note 10.

See accompanying notes to unaudited
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31 AND JANUARY 31, 2012
AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2012 AND 2011

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”) is an unincorporated real estate investment trust in the State of Ohio that at October 31, 2012 wholly-owned one InnSuites® hotel located in Yuma, Arizona and together with its affiliate RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), wholly-owned another InnSuites® hotel located in Tucson, Arizona, had a 56.05% interest in another hotel located in Tucson, Arizona  and had a 65.19% interest in InnSuites® hotel located in Ontario, California.  The Trust also owned a direct 50.13% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  The Trust is the sole general partner in the Partnership. The Hotels are managed by InnSuites Hotels, Inc. (“InnSuites Hotels”), which is a wholly-owned subsidiary of the Trust.

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

The Trust’s general partnership interest in the Partnership was 72.04% and 71.98% as of October 31 and January 31, 2012, respectively.  The weighted average for the nine months ended October 31, 2012 and 2011 was 72.03% and 71.5%, respectively.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership (the “Partnership Agreement”) provides for the issuance of two classes of limited partnership units, Class A and Class B. Such classes are identical in all respects, except that each Class A limited partnership unit is convertible into a like number of Shares of Beneficial Interest of the Trust at any time at the option of the limited partner. A total of 286,034 and 293,665 Class A limited partnership units were issued and outstanding as of October 31 and January 31, 2012, respectively. Additionally, as of October 31 and January 31, 2012, a total of 3,407,938 Class B limited partnership units were held by Mr. Wirth and his affiliates, in lieu of the issuance of Class A limited partnership units. Each Class B limited partnership unit is identical to Class A limited partnership units in all respects, except that Class B limited partnership units are convertible only with the approval of the Board of Trustees of the Trust, in its sole discretion. If all of the Class A and B limited partnership units were converted, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust as of October 31, 2012. The Trust held 9,517,545 and 9,509,914 General Partner Units as of October 31 and January 31, 2012, respectively.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP, are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2012.

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

ASSETS HELD FOR SALE OR USE

Under the guidance set forth in Accounting Standards Codification 360-10-45-9, the Trust will classify a hotel property as “held for sale” in the period in which:
a. Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group).
b. The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups).
c. An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated.
d. The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted by paragraph 360-10-45-11.
 e. The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
f. Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

If these criteria are met, the Trust will record an impairment loss if the fair value less the costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation. The Trust has not classified its Hotels as “held for sale” because, at this time, we have not determined it probable that the sale of the hotel properties will be within one year. We are actively seeking a buyer or buyers for our hotel properties.

LIQUIDITY

The Trust’s  principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, management and licensing contracts with affiliated and third-parties,  quarterly distributions from the Albuquerque, New Mexico hotel property and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations from the one hotel property it wholly owns in Tucson, Arizona, its 54.25% share in another hotel property in Tucson, Arizona, its 65.19% share of a hotel property in Ontario, California and quarterly distributions from the Tucson Foothills, Arizona property and Ontario, California property.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first nine months of fiscal year 2012 to the first nine months of fiscal year 2013, while rates decreased. Results are also significantly impacted by overall economic conditions and specifically conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $288,000 due and payable for the remainder of fiscal year 2013 under mortgage notes payable. For the period between November 1, 2012 and October 31, 2013, the Trust has principal of $1.2 million due and payable under mortgage notes payable.

During the third quarter of fiscal year 2013, the Trust refinanced its mortgage note payable secured by the Yuma, Arizona property.  The new mortgage note payable is for $5.5 million.  It bears variable interest based on the Wall Street Journal prime rate, plus 1.0%, and the interest rate cannot be lower than 5.0%. The note is due in 120 monthly principal and interest installments of $32,419 and matures on September 1, 2022.  The Trust used the $5.5 million to fully satisfy its first and second mortgage notes payable of $5,329,845 secured by the Yuma, Arizona property and received $143,120 in net cash proceeds from the refinancing.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011 and was modified on February 14, 2012. The lender reduced the principal balance by $500,000 and waived all penalties and accumulated interest in exchange for a $1.0 million pay down of the principal balance by the Trust. The interest rate was lowered from 8.28% to 5.0%, reducing the monthly principal and interest payments to $31,700 from $71,100. The note was extended for three years to January 14, 2015. The Trust accounted for the modification as a troubled debt restructure.  Based on the terms of the modified mortgage note payable, the total future cash payments of $7,795,006 consist of $6,905,289 in principal payments and $889,717 in interest payments.  As such, total future cash payments exceeded the carrying value of the note payable (including accrued interest) of $7,610,427 at the date of restructure by $184,579.  As a result, there was no gain or loss recorded during the period.  In addition, no adjustment was made to the carrying value of the note at the date of restructure.  Instead, this requires the Trust to recognize interest expense using an effective interest rate on the debt after the restructuring, which results in $184,579 of interest expense being recognized over the remainder of the term.  In addition, the carrying value is reduced over the remaining term by $705,138.   For the nine months ended October 31, 2012, principal and interest payments of $1,285,000 were paid, $43,000 of interest expense was recognized and the carrying value of the old debt was reduced by $1,242,000.

For the remainder of fiscal year 2013 (November 1, 2012 through January 31, 2013), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of the Trust’s  financial obligations as they come due. Based on this projection, the Trust continues selling non-controlling ownership interests in its Ontario, California subsidiary, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2013. In addition, the Trust has listed its Hotels for sale to provide additional cash flows. See Note 5 – “Note Payable to Bank”, Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP”, Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP”, and Part I, Item 1 – “Financial Statements.”

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Ontario subsidiary, and available credit will be sufficient to satisfy our obligations as they become due. Our $500,000 bank line of credit was renewed on June 22, 2012, and on September 14, 2012, the lender increased the credit limit on the line to $600,000. We had drawn the funds of $600,000 on this line of credit as of October 31, 2012. In the event cash flows from operations are insufficient to satisfy our obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments. From sales of non-controlling interests in the Ontario and Tucson Foothills subsidiaries, we received $2.0 million during the first nine months of fiscal year 2013.

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

For the three- and nine-month periods ended October 31, 2012 and 2011, there were Class A and Class B limited partnership units outstanding, which are convertible to Shares of Beneficial Interest of the Trust.  Assuming conversion, the aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,693,972 and 3,711,506 for the third quarter of fiscal year 2013 and 2012, respectively.  The aggregate weighted-average incremental increase of the Shares of Beneficial Interest would have been 3,694,585 and 3,746,830 for the first nine months of fiscal year 2013 and 2012, respectively.  For the periods ended October 31, 2012 and 2011, the Class A and Class B limited partnership units were antidilutive.  Therefore, a reconciliation of basic and diluted loss per share is not included.

3. STOCK-BASED COMPENSATION

For the nine months ended October 31, 2012, the Trust recognized expenses of $29,700 related to stock-based compensation. During the nine months ended October 31, 2011, the Trust recognized expenses of $38,880.  The Trust issued 18,000 restricted shares with a total market value of $39,600 in February 2012 as compensation to its three outside Trustees for fiscal year 2013.

The following table summarizes restricted share activity during the nine months ended October 31, 2012:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2012	—	—
Granted	18,000	$2.20
Vested	(13,500)	$2.20
Forfeited	—	—
Balance of unvested awards at October 31, 2012	4,500	$2.20

4. RELATED PARTY TRANSACTIONS

Between August 28, 2012 and August 30, 2012, the Trust purchased 31.5 units at $10,000 per unit from Rare Earth Financial. The Trust paid $315,000 in cash to settle the transaction. The purchase agreement allows the Trust to return the 31.5 units to Rare Earth at the original purchase price anytime before September 1, 2013.

As of October 31, 2012, the Trust had notes receivable agreements with Rare Earth Financial and three hotels, affiliates of Mr. Wirth. The notes bear interest at 7.0% per annum and are interest only quarterly payments. On October 31, 2012 the balance of the notes was $307,006. Subsequent to October 31, 2012, Rare Earth Financial and two of the hotels paid their notes in full. One affiliate hotel has a remaining balance of $135,000. This hotel executed a note with the Trust requiring certain payments during the term of the note, which matures March 31, 2013. The note bears interest at 7.0% on the unpaid balance beginning January 1, 2013.

As of October 31, 2012 and 2011, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2012 and 2011, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

The Trust recognized related party payroll reimbursement revenue and related payroll expense to Mr. Wirth and his affiliates in the amounts of $0 and $1,647,584 for the nine months ended October 31, 2012 and 2011, respectively. As of February 1, 2012, the employees of each hotel at which they work are employees of the hotel and the hotels are responsible for their employee payrolls.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” and Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

As of October 31, 2012, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor and has no financial covenants.  As of October 31, 2012, the line was secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $600,000 on this line of credit as of October 31, 2012. On June 22, 2012, the line of credit was extended for one year to June 23, 2013. And, on September 12, 2012, the lender increased the credit limit on the line to $600,000.

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

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Trust’s Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 9 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  On January 24, 2012 the Trust purchased 40 units at $10,000 per unit from Rare Earth, and on January 31, 2012 the Trust purchased the Partnership’s 114 units at $10,000 per unit by reducing the Trust’s receivable from the Partnership. Between August 28, 2012 and August 30, 2012, the Trust purchased 31.5 units at $10,000 per unit from Rare Earth. The purchase agreement allows the Trust to return the 31.5 units to Rare Earth at the original purchase price anytime before September 1, 2013. This transaction increased the Trust’s interest to 50.13%, giving the Trust controlling interest. As of October 31, 2012, the Partnership does not hold any ownership interest in the Albuquerque entity, the Trust holds a 50.13 % ownership interest, Mr. Wirth and his affiliates hold a 0.13% interest, and other parties hold a 49.75% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $139,300, to the Trust of $140,350 and to Rare Earth of $350 per year payable quarterly for calendar years 2014 and 2015. For fiscal year 2013, the Albuquerque entity has remaining minimum preference payments to unrelated unit holders of $34,825, to the Trust of $35,088, and to Rare Earth of $88.

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

At October 31, 2012, the Partnership had sold 257 units to unrelated parties at $10,000 per unit totaling $2,570,000. As of October 31, 2012, the Partnership holds a 54.25% ownership interest in the Tucson entity, the Trust holds a 1.80% ownership interest, Mr. Wirth and his affiliates hold a 1.96% interest, and other parties hold a 41.99% interest. The Tucson entity has estimated minimum preference payments to unrelated unit holders of $179,900, to the Trust of $7,700, to the Partnership of $232,400 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2014 and 2015. For fiscal year 2013, the Tucson entity has remaining minimum preference payments to unrelated unit holders of $44,975 to the Trust of $1,925, to the Partnership of $58,100 and to Rare Earth of $2,100.

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

                  Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Partnership.  The partnership interests in the Ontario entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Ontario entity. Priority distributions are cumulative for five years.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Ontario entity. If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $111,650 for the remainder of fiscal year 2013 and $446,600 for each of the fiscal years 2014 through 2017. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At October 31, 2012, the Partnership had sold 212 units to unrelated parties at $10,000 per unit totaling $2,121,000. As of October 31, 2012, the Partnership holds a 65.19% ownership interest in the Ontario entity, Mr. Wirth and his affiliates hold a 1.57% interest, and other parties hold a 33.24% interest. The Ontario entity has estimated minimum preference payments to unrelated unit holders of $148,470, to the Partnership of $291,130 and to Rare Earth of $7,000 per year payable quarterly for calendar years 2014 and 2015. For fiscal year 2013, the Ontario entity has remaining minimum preference payments to unrelated unit holders of $37,118, to the Partnership of $72,783 and to Rare Earth of $1,750.

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

    The Partnership had determined that the Albuquerque entity was a variable interest entity with the Partnership as the primary beneficiary.  In its determination, management considered the following qualitative and quantitative factors:

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

During the first nine months ending October 31, 2012 and 2011, neither the Trust nor the Partnership has provided any implicit or explicit financial support for which they were not previously contracted.

As of August 30, 2012, the Trust purchased an additional 31.5 units of ownership interest in the Albuquerque entity resulting in the Trust having a controlling 50.125% interest in the entity.

10. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $745,571 and $1,135,038 in cash for interest for the nine months ended October 31, 2012 and 2011, respectively.

During the first nine months of fiscal year 2013, the Trust issued a promissory note for $15,500 to an unrelated third party for the purchase of 7,631 limited partnership units in the Partnership.  The note is due in 36 monthly principal and interest installments of $479 and matures on February 22, 2015. Additionally, the Trust issued two promissory notes for $4,000 each to unrelated third parties for the purchase of 3,758 Shares of Beneficial Interest of the Trust.  The two notes are due in 36 monthly principal and interest installments of $124 each and each matures on September 20, 2015.

11.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the nine months ended October 31, 2012 was $207,227, including a variable component based on gross revenues of each property that totaled approximately $49,594.

During fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $24,152 and $20,993 of general and administrative expense related to the lease during the nine-month period ended October 31, 2012 and 2011, respectively.  The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2013	$59,940
2014	247,760
2015	228,160
2016	206,560
2017	206,560
Thereafter	5,134,332

Total	$6,083,312

The Trust is obligated under loan agreements relating to four of its Hotels to deposit 4% of the individual Hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the four Hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”

Between August 28, 2012 and August 30, 2012, the Trust purchased 31.5 units at $10,000 per unit from Rare Earth. The purchase agreement allows the Trust to return the 31.5 units to Rare Earth at the original purchase price anytime before September 1, 2013.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended January 31, 2012, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our hotel properties assets. There have been no material changes to our critical accounting policies since January 31, 2012 except for the following:

Under the guidance set forth in Accounting Standards Codification 360-10-45-9, the Trust will classify a hotel property as “held for sale” in the period in which:
a. Management, having the authority to approve the action, commits to a plan to sell the asset (disposal group).
b. The asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups).
c. An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated.
d. The sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale, within one year, except as permitted by paragraph 360-10-45-11.
 e. The asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
f. Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

If these criteria are met, the Trust will record an impairment loss if the fair value less the costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation. The Trust has not classified its Hotels as “held for sale” because, at this time, we have not determined it probable that the sale of the hotel properties will be within one year. We are actively seeking a buyer or buyers for our hotel properties.

HOTEL PROPERTIES LISTED FOR SALE

On October 1, 2012 the Board of Trustees voted to list and/or present for sale all five of the Trust’s hotel properties, which is part of the Trust’s long-term strategic plan to migrate the focus of the Trust from a hotel owner to a hospitality service company by expanding its trademark license, management, reservation and advertising services. This plan is similar to strategies followed by international diversified hotel industry leaders, which over the last several years have been reducing real estate holdings and concentrating on hospitality services. The Trust began its long-term corporate strategy when it relinquished its REIT status in January 2004, which prevented the Trust from providing hospitality services to hotels. Then, in June 2004, the Trust acquired its trademark license and management agreements and began providing services to its Hotels. The sale of the Hotels will provide the Trust with additional capital, some of which will be needed to complete the transformation to a hospitality service company following the lead of other hotel chains.

Proceeds from the sale of the Hotels will be used as needed to support hospitality service operations as cash flows from current operations, primarily the sale of hotel rooms, declines with the sale of the Hotels.

The Trust is focusing its sales efforts in the Americas and concentrating its marketing efforts on unbranded hotels and hotels that are changing brands. The Trust expects its primary source of revenue to be from its reservation system. Reservation fees are expected to range from 10% to 15% of the revenue per reservation.

The table below lists the hotel properties, their respective carrying and mortgage value and the estimated sales value for the hotel properties.

Hotel Property Asset Values as of October 31, 2012
Hotel Property	Book Value	Mortgage Balance (Tucson City Center, Total)		Listed Sales Price
Albuquerque	$1,357,395	$1,251,742		$6,000,000
Ontario	5,964,462	5,843,666	*	16,900,000
Tucson Oracle	4,274,162	1,816,889		12,500,000
Tucson City Center	7,729,639	5,273,489		10,600,000
Yuma	5,515,430	5,496,609		14,000,000
	$24,841,088	$19,682,395		$60,000,000

    *The Ontario mortgage balance included on the balance sheet is $6,404,202 which is the accounting balance due to the modification agreement. See below “Liquidity and Capital Resources.”

There is no assurance that the listed sales price for the individual hotel properties will be realized, however the Trust’s management believes that these sales prices are reasonable based on local market conditions and comparable sales. Changes in market conditions may result in the Trust changing one or all of the sales prices and those changes could be material.

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

LIQUIDITY AND CAPITAL RESOURCES

The Trust’s  principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, management and licensing contracts with affiliated and third-parties,  quarterly distributions from the Albuquerque, New Mexico hotel property and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations from the one hotel property it wholly owns in Tucson, Arizona, its 54.25% share in another hotel property in Tucson, Arizona, its 65.19% share of a hotel property in Ontario, California and quarterly distributions from the Tucson Foothills, Arizona property and Ontario, California property.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first nine months of fiscal year 2012 to the first nine months of fiscal year 2013, while rates decreased. Results are also significantly impacted by overall economic conditions and specifically conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

The Trust has principal of $288,000 due and payable for the remainder of fiscal year 2013 under mortgage notes payable. For the period between November 1, 2012 and October 31, 2013, the Trust has principal of $1.2 million due and payable under mortgage notes payable.

During the third quarter of fiscal year 2013, the Trust refinanced its mortgage note payable secured by the Yuma, Arizona property.  The new mortgage note payable is for $5.5 million.  It bears variable interest based on the Wall Street Journal prime rate, plus 1.0%, and the interest rate cannot be lower than 5.0%. The note is due in 120 monthly principal and interest installments of $32,419 and matures on September 1, 2022.  The Trust used the $5.5 million to fully satisfy its first and second mortgage notes payable of $5,329,845 secured by the Yuma, Arizona property and received $143,120 in net cash proceeds from the refinancing.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011 and was modified on February 14, 2012. The lender reduced the principal balance by $500,000 and waived all penalties and accumulated interest in exchange for a $1.0 million pay down of the principal balance by the Trust. The interest rate was lowered from 8.28% to 5.0%, reducing the monthly principal and interest payments to $31,700 from $71,100. The note was extended for three years to January 14, 2015. The Trust accounted for the modification as a troubled debt restructure.  Based on the terms of the modified mortgage note payable, the total future cash payments of $7,795,006 consist of $6,905,289 in principal payments and $889,717 in interest payments.  As such, total future cash payments exceeded the carrying value of the note payable (including accrued interest) of $7,610,427 at the date of restructure by $184,579.  As a result, there was no gain or loss recorded during the period.  In addition, no adjustment was made to the carrying value of the note at the date of restructure.  Instead, this requires the Trust to recognize interest expense using an effective interest rate on the debt after the restructuring, which results in $184,579 of interest expense being recognized over the remainder of the term.  In addition, the carrying value is reduced over the remaining term by $705,138.   For the nine months ended October 31, 2012, principal and interest payments of $1,285,000 were paid, $43,000 of interest expense was recognized and the carrying value of the old debt was reduced by $1,242,000.

For the remainder of fiscal year 2013 (November 1, 2012 through January 31, 2013), the Trust’s management has projected that cash flows from operations alone may not be sufficient to meet all of the Trust’s  financial obligations as they come due. Based on this projection, the Trust continues selling non-controlling ownership interests in its Ontario, California subsidiary, providing enough available liquidity for management to believe that the Trust will meet all of its financial obligations as they come due during fiscal year 2013. In addition, the Trust has listed its Hotels for sale to provide additional future cash flows.  See Note 5 – “Note Payable to Bank”, Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP”, Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP”, Part I, Item 1 – “Financial Statements”,  and the section titled “Hotel Properties Listed For Sale” above.

We anticipate that current cash balances, future cash flows from operations, proceeds from sales of non-controlling interests in the Ontario subsidiary, and available credit will be sufficient to satisfy our obligations as they become due. The $500,000 bank line of credit was renewed on June 22, 2012, and, on September 14, 2012, the lender increased the credit limit on the line to $600,000. In the event cash flows from operations are insufficient to satisfy our obligations as they become due, we may seek to refinance properties, negotiate additional credit facilities or issue debt instruments. From sales of non-controlling interests in the Ontario and Tucson Foothills subsidiaries, we received $2.0 million during the first nine months of fiscal year 2013.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 65.05% for the nine months ended October 31, 2012, an increase of 3.29 % from the prior year period. ADR decreased $2.86, or 4.0%, to $67.98. The decrease in ADR and increased occupancy resulted in an increase of $0.47 in REVPAR to $44.22 from $43.75 in the prior year period. The increase in occupancy is due to the moderately improving trend in our economy, which caused more vacation and business travelers.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE NINE MONTHS ENDED
	October 31,
	2012	2011
OCCUPANCY	65.05%	61.76%
AVERAGE DAILY RATE (ADR)	$67.98	$70.84
REVENUE PER AVAILABLE ROOM (REVPAR)	$44.22	$43.75

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2012 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2011

A summary of the operating results for the nine months ended October 31, 2012 and 2011 is:

	2012	2011	Change	% Change
Revenue	$11,426,312	$12,680,144	$(1,253,832)	(9.9)%
Operating Income (Loss)	$(106,161)	$44,703	$(150,864)	>(100)%
Total Operating Expenses	$11,532,473	$12,635,441	$(1,102,968)	(8.7)%
Net Loss Attributable to Controlling Interest	$(627,731)	$(834,194)	$206,463	24.7%
Net Loss Per Share – Basic and Diluted	$(0.07)	$(0.10)	$0.03	30.0%

For the nine months ended October 31, 2012, our total revenue was $11.4 million, a decrease of $1.25 million, compared with the prior year period total of $12.7 million. The decrease was due to changing the employees at the Hotels from employees of the management company to employees of each hotel. The management company no longer receives payroll reimbursements, which in the prior year period was $1.6 million. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 3.6% to $11.4 million for the nine months ended October 31, 2012, from $11.0 million for the nine months ended October 31, 2011. Hotel operations, including Food and Beverage operations, experienced increases in revenues during the first nine months of fiscal year 2013 due to higher occupancy as a result of moderately improving economic conditions.

Total operating expenses were $11.5 million for the nine months ended October 31, 2012, a decrease of $1.1 million, or 8.7%, from the prior year period total of $12.6 million. The decrease was due to payroll reimbursement expense of $1.6 million in the nine months ended October 31, 2011 and no payroll reimbursement expense for the nine months ended October 31, 2012.

General and administrative expense of $2.4 million increased $120,000 for the nine months ended October 31, 2012, from $2.2 million, or 5.3%. The increase was due to higher occupancy at the hotels.

Repairs and maintenance expense of $1.1 million was consistent with the prior year.

Operating loss was $106,000 for the nine months ended October 31, 2012, an increase of $151,000, or greater than 100%, from operating income of $45,000 in the prior year period. The decrease was primarily due to higher occupancy, which increased expenses, and lower rates, which decreased revenues, at the Hotels during the second and third quarters of fiscal year 2013. Management is continuing its evaluation of its sales and rate management program at the Hotels.

Net loss attributable to controlling interest improved by $206,000 for the nine month period ended October 31, 2012 to a loss of $628,000, or $0.07 per basic share, from a loss of $834,000, or $0.10 per basic share, during the nine months ended October 31, 2011. This increase was due to greater activity at the hotels and a successful debt restructure for our Ontario property.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2011

A summary of the operating results for the three months ended October 31, 2012 and 2011 is:

	2012	2011	Change	% Change
Revenue	$3,235,185	$3,645,922	$(410,737)	(11.3)%
Operating Loss	$(333,532)	$(292,359)	$(41,173)	(14.1)%
Total Operating Expenses	$3,568,717	$3,938,281	$(369,564)	(9.4)%
Net Loss Attributable to Controlling Interest	$(398,120)	$(525,314)	$127,194	24.2%
Net Loss Per Share – Basic and Diluted	$(0.05)	$(0.06)	$0.01	16.7%

For the three months ended October 31, 2012, our total revenue was $3.2 million, a decrease of $411,000, compared with the prior year period total of $3.6 million. The decrease was primarily due to changing the employees at the Hotels from employees of the management company to employees of each hotel. The management company no longer receives payroll reimbursements, which in the prior year period was $532,000. Revenues from hotel operations, which include Room, Food and Beverage, Telecommunications and Other revenues, increased 3.9% to $3.2 million for the three months ended October 31, 2012, from $3.1 million for the three months ended October 31, 2011. Hotel operations experienced increases in revenues during the third quarter of fiscal year 2013, primarily due to higher occupancy at the Hotels.

Total operating expenses were $3.6 million for the three months ended October 31, 2012, a decrease of $370,000, or 9.4%, from the prior year period total of $3.9 million. The decrease was due to payroll reimbursement expense of $532,000 in the three months ended October 31, 2011.

General and administrative expense increased $112,000 for the three months ended October 31, 2012, or 17.6%, to $749,000 from $637,000 in the prior year period primarily due to increased activity at the hotels.

Repairs and maintenance expense was $320,000 for the three months ended October 31, 2012, an increase of $7,000, or 2.3%, over the prior year period total of $313,000.

Operating loss was $334,000 for the three months ended October 31, 2012, an increase of $41,000 compared to the prior year period operating loss of $292,000. Hotel operations experienced increases in revenues during the third quarter of fiscal year 2013 due to higher occupancy, primarily at our Tucson, Arizona properties.

Net loss attributable to controlling interest decreased by $127,000 for the three month period ended October 31, 2012 to a loss of $398,000, or a loss of $0.05 per basic share, from $525,000, or a loss of $0.06 per basic share, during the three months ended October 31, 2011. Hotel operations experienced increases in revenues during the third quarter of fiscal year 2013 due to higher occupancy, primarily at our Tucson, Arizona properties.

ADJUSTED EBITDA

We reported earnings before non-controlling interest, interest, taxes, depreciation and amortization (Adjusted EBITDA) of $1.2 million for the nine months ended October 31, 2012, compared to $1.4 million in the prior year, a decrease of $153,000, or 11.3%. Adjusted EBITDA is a non-GAAP financial measure that management believes provides meaningful insight into the Trust’s financial performance and its operating profitability before non-operating expenses (such as interest and "other" non-core expenses) and non-cash charges (depreciation and amortization).

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Shareholders of Beneficial Interest for the nine-month periods ended October 31 follows:

	2012	2011
Net Loss attributable to controlling interest	$(627,731)	$(834,194)
Add back:
Depreciation	1,307,203	1,308,764
Interest expense	736,664	1,156,992
Non-controlling interest	(195,570)	(276,391)
Less:
Interest income	(19,524)	(1,704)
ADJUSTED EBITDA	$1,201,042	$1,353,467

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

•	fluctuations in hotel occupancy rates;
•	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
•	seasonality of our business;
•	interest rate fluctuations;
•	changes in government regulations, including federal income tax laws and regulations;
•	competition;
•	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
•	insufficient resources to pursue our current strategy;
•	concentration of our investments in the InnSuites Hotels® brand;
•	loss of franchise or membership contracts;
•	real estate and hospitality market conditions;
•	hospitality industry factors;
•	our ability to have access to a line of credit;
•	our ability to meet present and future debt service obligations;
•	our ability to sell hotel properties at market value or listed sales price or at all;
•	our inability to refinance indebtedness at or prior to the time it matures;
•	terrorist attacks or other acts of war;
•	outbreaks of communicable diseases;
•	natural disasters;
•	data breaches; and
•	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2012, our management identified a material weakness, and therefore, concluded that at January 31, 2012 our internal control over financial reporting was not effective. Management identified lack of controls related to process monitoring, testing, documentation, and change management within the information technology control environment. Specifically, the following material weakness existed as of January 31, 2012, policies and procedures over IT program development and change management did not operate at a sufficient level to ensure that all changes affecting the financial statements and underlying accounting records and key reports were identified, authorized, tested and implemented appropriately. In addition, certain deficiencies were noted in the monitoring of log security, testing of data transmissions, testing restoration, and incident/error management system. As such, there existed a reasonable possibility that a material error would not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009, January 31, 2010 and September 17, 2012, the Board of Trustees approved the purchase of up to 300,000, 250,000, 350,000 and 250,000 respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended October 31, 2012, the Trust acquired 17,778 Shares of Beneficial Interest in open and private market transactions at an average price of $2.29 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 292,200 limited partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
August 1 – August 31, 2012	150	$2.72	150	59,828
September 1 – September 30, 2012	6,223	$2.27	6,223	303,605(1)
October 1 – October 31, 2012	11,405	$2.29	11,405	292,200

(1) During September 2012 the Board of Trustees approved the purchase of an additional 250,000 units in the Partnership and/or Shares of Beneficial Interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a)	Exhibits

10.1
Change in Terms Agreement for Bank Line of Credit, dated September 14, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of Republic BankAZ, N.A., as Lender.

10.2
Business Loan Agreement, dated as of August 24, 2012, by and among Yuma Hospitality Properties Limited Partnership, as Borrower, and 1st Bank Yuma, as Lender, guaranteed by InnSuites Hospitality Trust.

10.3
Promissory Note, dated as of August 24, 2012, issued by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of 1st Bank Yuma, as Lender, executed by Yuma Hospitality Properties Limited Partnership and InnSuites Hospitality Trust.

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

INNSUITES HOSPITALITY TRUST

Dated:	December 17, 2012	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	December 17, 2012	/s/ Anthony B. Waters
Anthony B. Waters
Chief Financial Officer