Form 10-K
period 2013-01-31
INNSUITES HOSPITALITY TRUST
filed 2013-05-01
CIK 82473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013.

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐        Accelerated Filer  ☐             Non-Accelerated Filer  ☐        Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2012, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE MKT:  $5,524,119.

Number of Shares of Beneficial Interest outstanding as of April 24, 2013:  9,199,570.

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2013 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof)

PART I

Item 1.    BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust; however, the Trust is not a real estate investment trust for federal taxation purposes. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for eight hotels, and provides trademark license services for nine hotels.  On January 31, 2013, the Trust owned a 72.04% sole general partner interest in the Partnership, which wholly-owned one InnSuites® hotels located in Tucson, Arizona, and together with the Trust controlled a 58.11% interest in another InnSuites® hotel located in Tucson, Arizona and controlled a 61.84% interest in a InnSuites® hotel located in Ontario, California.  The Trust also owned a direct 99.9% interest in one InnSuites® hotel located in Yuma, Arizona and owned a direct 50.13% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly-owned subsidiary of the Trust, provides management services for the Hotels and three hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer.  InnSuites Hotels also provides trademark and licensing services to the Hotels, three hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.  In addition, InnSuites Hotels provides reservations services for sixty-one unrelated hotel properties. The Trust has approximately 250 employees.

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

The Trust has a single class of Shares of Beneficial Interest, without par value, that are traded on the NYSE MKT under the symbol “IHT.”  The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects.  However, each Class A Partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust and each Class B Partnership unit is convertible, upon approval of the Board of Trustees of the Trust, into one newly-issued Share of Beneficial Interest of the Trust.  The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth. Prior to February 1, 2012, InnSuites Hotels provided the personnel for the Hotels and the three hotels owned by affiliates of Mr. Wirth, the expenses of which were reimbursed at cost. This practice was ceased in fiscal year 2013. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels are set at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. The management fees for the three hotels owned by affiliates of Mr. Wirth were set at 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 due at year-end for annual accounting closing activities. The year-end accounting fees paid by the affiliate hotels were discontinued with no material effect on the financial operating results of the Trust. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  All such fees among InnSuites Hotels, the Trust and the Partnership have been eliminated in consolidation.   From January 1, 2012 through December 31, 2012, the fees received by InnSuites Hotels were equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the number of rooms exceeding 100. As of January 1, 2013, these fees were discontinued.

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. with respect to four of the Hotels.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western International, Inc. based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  The Trust incurred $313,013 and $302,273 in total fees related to these agreements for the fiscal years ended January 31, 2013 and 2012, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive.  The Trust expects the major challenge for fiscal year 2014 to be the overall economy and strong competition for all business in the markets in which the Trust operates, which may affect the Trust’s ability to increase room rates while maintaining market share.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property developments have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of our Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States.   The Trust has a concentration of assets in the southern Arizona market.  In the markets in which the Trust operates, in particular, the Yuma, Arizona and Ontario, California markets, supply has increased during the past several years.  In the Tucson, Arizona market, demand has increased during fiscal year 2013 based on an increase in tourism.  Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on the revenue of our Hotels in their respective markets.

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

Item 2.     PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020 in a space leased by the Trust from a third party.   All of the Hotels are operated as InnSuites® Hotels, while four Hotels are also marketed as Best Western® Hotels.  All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION/ ADDITION	MOST RECENT RENOVATION (1)	PERCENT OWNERSHIP BY THE TRUST

InnSuites Hotel and Suites Airport Albuquerque Best Western	101	1975/1985	2004	50.13% (2)

InnSuites Hotel and Suites Tucson, Catalina Foothills Best Western	159	1981/1983	2005	42.34% (3)

InnSuites Hotels and Suites Yuma Best Western	166	1982/1984	2012	99.9% (4)

InnSuites Hotel and Suites Ontario Airport Best Western	150	1990	2012	44.56% (5)

InnSuites Hotels and Suites Tucson St. Mary’s	267	1960/1971	2012	72.04% (6)

Total suites	843

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites.
(2) The Trust owns a direct 50.13% interest in the Albuquerque, New Mexico Hotel.
(3) The Trust holds a direct 1.70% interest and the Partnership owns a 56.41% interest in the Tucson, Arizona Foothills Hotel.  The Trust owns a 72.04% general partner interest in the Partnership.
(4) The Trust holds a direct 99.9% ownership interest in the Yuma, Arizona Hotel.
(5) The Trust holds a direct 0.05% interest and the Partnership owns a 61.79% interest in the Tucson, Arizona Foothills Hotel.  The Trust owns a 72.04% general partner interest in the Partnership.
(6) As of January 31, 2013, the Partnership owns a 100% interest in the Tucson, Arizona Hotel. The Trust owns a 72.04% general partner interest in the Partnership.

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

Item 4.     MINE SAFETY DISCLOSURES

None.

PART II

Item 5.     MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST PURCHASES OF SHARES

The Trust’s Shares of Beneficial Interest are traded on the NYSE MKT under the symbol “IHT.” On April 24, 2013, the Trust had 9,199,570 shares outstanding and 385 holders of record.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE MKT, as well as dividends declared thereon:

Fiscal Year 2013	High	Low	Dividends
First Quarter	$2.41	$2.00	—
Second Quarter	$2.35	$1.93	—
Third Quarter	$2.35	$1.98	—
Fourth Quarter	$2.20	$1.53	$0.01

Fiscal Year 2012	High	Low	Dividends
First Quarter	$2.44	$1.21	—
Second Quarter	$2.06	$1.53	—
Third Quarter	$2.42	$1.69	—
Fourth Quarter	$2.28	$2.02	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2013 and 2012, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust has paid dividends each fiscal year since its inception in 1971 and the Trust expects comparable cash dividends will continue to be paid in the future.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2013, the Trust acquired 13,380 Shares of Beneficial Interest in open market transactions at an average price of $1.93 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  The Trust remains authorized to repurchase an additional 278,820 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plans
November 1 – November 30, 2012	400	$2.40	400	291,800
December 1 – December 31, 2012	425	$2.41	425	291,375
January 1 – January 31, 2013	12,555	$1.90	12,555	278,820
Total	13,380		13,380

See Part III, Item 12 for information about our equity compensation plans.
See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants and restricted shares.

Item 6.     SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2013, the InnSuites system included five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through membership agreements with Best Western.  All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals and the operation of a reservation system.

Our operations consist of one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels.  In addition, we receive management fees and reservation fees from three hotels owned by Mr. Wirth and his affiliates, trademark license fees from one hotel owned by a non-related third party and reservation fees from sixty-one hotels owned by non-related third parties.

Our results are significantly affected by occupancy and room rates at the Hotels, our ability to manage costs, and changes in the number of available suites caused by acquisition and disposition activities.  Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites.  Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins.  Management expects greater demand and steady supply to continue. However, either a further increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on the revenue of the Hotels in their respective markets.

Weak economic conditions, both generally and specifically in the travel industry, had a negative impact on our operations in fiscal years 2013 and 2012.  We anticipate moderate improvement in these conditions during fiscal year 2014. We expect moderate improvements in overall economic conditions to result in improved business and leisure travel and relatively steady room rates.  We expect the major challenge for fiscal year 2014 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.  We believe that we have positioned the hotels to remain competitive through selective refurbishment, by carrying a relatively large number of two-room suites at each location and by maintaining a robust guest internet access system.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

At January 31, 2013, through our sole general partner’s interest in the Partnership, we owned a 72.04 % interest in a Hotel Tucson, Arizona, direct 50.13% interest in the Albuquerque, New Mexico Hotel, and a 99.9% direct interest in the Yuma, Arizona Hotel.  Additionally, at January 31, 2013, we together with the Partnership owned a 58.11% interest in another hotel located in Tucson, Arizona and a 61.84% interest in a hotel located in Ontario, California.  At January 31, 2012, through our sole general partner’s interest in the Partnership, we owned a 72.04 % interest in Hotels in Ontario, California and Tucson, Arizona, direct 42.25% interest in the Albuquerque, New Mexico Hotel, 42.20% interest in another Tucson, Arizona Hotel, and a 99.9% direct interest in the Yuma, Arizona Hotel.  We purchased 7,631 Partnership Class A units during the year ended January 31, 2013.  We purchased 75,726 Partnership Class A units during the year ended January 31, 2012.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  In fiscal year 2013, occupancy increased 2.86% to 64.59% from 61.73% in the prior year.  ADR decreased by $3.77 or 5.2% to $67.43 in fiscal year 2013 from $71.20 in fiscal year 2012. The reduced ADR resulted in a decrease in REVPAR of $0.40 or 0.9% to $43.55 in fiscal year 2013 from $43.95 in fiscal year 2012.  The increased occupancy and continued pressure on rates reflect the slowly improving economy and travel industry during fiscal year 2013. We have accepted slightly reduced rates to increase our occupancy.

The following table shows certain historical financial and other information for the periods indicated:

	For the Years Ended January 31,
	2013	2012

Occupancy	64.59%	61.73%

Average Daily Rate (ADR)	$67.43	$71.20

Revenue Per Available Room (REVPAR)	$43.55	$43.95

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

•
For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, 4 and 5 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Partnership Interests in Tucson Hospitality Properties Subsidiary,” and “Sale of Partnership Interests in Ontario Hospitality Properties Subsidiary,” respectively.

•	For a discussion of other related party transactions, see Note 16 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the year ended January 31, 2013 compared to the year ended January 31, 2012.

Overview

A summary of operating results for the fiscal years ended January 31 is:

	2013	2012	Changes	% Change
Total Revenues	$14,977,619	$17,068,036	$(2,090,417)	-12.25%
Less Payroll Reimbursements from Related Parties	-	(2,231,712)	2,231,712	-100.00%
Total Revenues	14,977,619	14,836,324	141,295	0.95%

Operating Expenses without Payroll Costs Related to Management Contracts	(15,100,697)	(14,760,882)	(339,815)	2.30%
Operating Income (Loss) without Payroll Costs Related to Management Contracts	(123,078)	75,442	(198,520)	-263.14%
Interest Income	8,937	3,721	5,216	140.18%
Interest Expense	(961,709)	(1,527,507)	565,798	-37.04%
Consolidated Loss before Payroll Costs Related to Management Contracts	(1,075,850)	(1,448,344)	372,494	-25.72%

Our overall results in fiscal year 2013 were positively affected by the improving economic environment and the hospitality industry in particular.

Revenue:

For the twelve months ended January 31, 2013, we had total revenue of $15.0 million compared to $17.1 million for the twelve months ended January 31, 2012, a decrease of approximately $2.1 million. This decrease in total revenue is primarily due to the management agreements with the three affiliated hotels being amended. During fiscal year 2013, the Trust did not provide the personnel for the three hotels and therefore did not recognize payroll reimbursement revenue. These agreements were discontinued and the Trust does not expect to realize such revenue in the future. During fiscal year 2012, the Trust recognized income of $2.2 million related to personnel reimbursements.  Total revenue for fiscal year 2012 was $14.8 million without these reimbursements.  When compared to this adjusted total, fiscal year 2013 revenues increased $141,000 or 1.0%.  During fiscal year 2014, we expect improvements in occupancy and modest improvements in rates.

Expenses:

Total expenses of $16.1 million for the twelve months ended January 31, 2013 reflect a decrease of approximately $2.5 million compared to total expenses of $18.5 million for the twelve months ended January 31, 2012.  The decrease was primarily due to the amendments to the management contracts mentioned above resulting in no payroll expenses related to those three hotels.  Total expenses for fiscal year 2012 were $16.3 million without these payroll expenses.  When compared to this adjusted total, fiscal year 2013 total expenses decreased $226,000.

Room expense consisting of salaries and related taxes for property management, front office, housekeeping personnel, reservation fees and room supplies increased to $3.8 million for the fiscal year ended January 31, 2013 compared to $3.5 million in the prior year period for approximately an 8.5% increase in costs. The increase was primarily due to the 2.9% increase in occupancy rate.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services.  General and administrative expenses of $3.0 million for the twelve months ended January 31, 2013 decreased $124,000 from $3.1 million for the twelve months ended January 31, 2012 primarily due to decreased payroll and professional fees at the corporate office.

Sales and marketing expenses of $1.1 million for the twelve months ended January 31, 2013 were consistent with the prior year as were most other expense categories.

Total operating expenses were $15.1 million for the twelve months ended January 31, 2013, a decrease of $1.9 million from the prior year total of $17.0 million.  This was primarily due to the amendments to the management agreements with the affiliated hotels resulting in no payroll costs related to management contracts in fiscal year 2013. Total operating expenses for fiscal year 2012 were $14.8 million without these payroll expenses.  When compared to this adjusted total, fiscal year 2013 operating expenses increased $340,000.  The increase was primarily due to increased room expenses due to higher occupancy and higher food and beverage expenses due to higher revenues in that department.

Total interest expense for the twelve months ended January 31, 2013 was $962,000, a decrease of $566,000 from $1.5 million for the twelve months ended January 31, 2012. The decrease was primarily due to the restructuring of the Ontario mortgage note payable.

Net Loss:

We had a consolidated net loss before income taxes of $1.1 million for the twelve months ended January 31, 2013, compared to $1.4 million in the prior year.  After deducting the loss allocated to the non-controlling interest of $69,705, we had a net loss attributable to controlling interests of approximately $1.0 million for fiscal year 2013, which represented approximately $73,000 in additional income attributable to controlling interests, as compared to the twelve months ended January 31, 2012.  Basic and diluted net loss per share was $(0.12) for the twelve months ended January 31, 2013, compared to $(0.13) for fiscal year 2012.   The change from the prior year is primarily attributable to reduced interest expenses due to the restructure of the Ontario mortgage note payable. Overall, our non-controlling interest has decreased in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from Albuquerque, New Mexico property and through the Partnership and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved in the coming year, capital improvements are expected to be reduced by approximately $800,000 from the prior year and we expect increased cash flow from the reduction of principal and interest payments on the Ontario property. Additionally, we have extended and increased our bank line of credit from $500,000 to $600,000 which matures on June 23, 2013. As of January 31, 2013, the Trust had $450,000 drawn on this line of credit. We are currently in discussions with the bank and anticipate a renewal of at least an additional year on this line of credit. As of April 24, 2013, the outstanding balance on the line of credit was $0.

With the expected decrease in capital improvements, the availability of the $600,000 bank line of credit which Management expects to renew and increased cash flow from the reduction of principal and interest payments on the Ontario property, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due. Management is actively discussing with the bank an extension of the line of credit. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2012 and 2013, which could result in higher revenues and operating margins.  Challenges in fiscal year 2014 are expected to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by operating activities totaled $868,000 and $936,000 for the years ended January 31, 2013 and 2012, respectively.  The decrease in fiscal year 2013 compared to fiscal year 2012 was due to the large decrease in prepaid balances and increase in payables in fiscal year 2012, which offset the $372,000 improvement in consolidated net loss in fiscal year 2013 compared to fiscal year 2012.

Net cash used in investing activities totaled $1.1 million and $ 970,000 for the years ended January 31, 2013 and 2012, respectively.  The increase in funds used in 2013 was due to increased capital refurbishment projects.

Net cash used in financing activities totaled $215,000 for the year ended January 31, 2013, compared to cash provided by financing activities of $522,000 for the year ended January 31, 2012.  The decrease was primarily due to the $1.0 million additional principal pay down of the mortgage note payable on the Ontario, California property, which was partially offset by net borrowings of $450,000 on the Trust’s bank line of credit during fiscal year 2013.

As of January 31, 2013, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for three of our properties.  As of January 31, 2013, $13,783 was held in these accounts and is reported on our Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2013 and 2012, the Hotels spent approximately $1.3 million and $970,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives.  We plan to spend approximately $505,000 for capital expenditures in fiscal year 2014.  The Hotels also spent approximately $1.4 million during both fiscal years 2013 and 2012 on repairs and maintenance and these amounts have been charged to expense as incurred.

We have minimum debt payments of approximately $1.4 million and approximately $6.2 million due during fiscal years 2014 and 2015, respectively. On November 23, 2010, we established a revolving bank line of credit, with a credit limit of $500,000 that was subsequently raised to $600,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2013.   Management is actively working with the lender to extend this line of credit.  The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables.  Mr. Wirth is a guarantor on the line of credit.  On January 31, 2013, the Trust had drawn $450,000 under the line of credit. The largest outstanding balance on the line of credit during fiscal year 2013 was $600,000.

As of January 31, 2013, we had mortgage notes payable of $20.0 million outstanding with respect to the Hotels, $352,256 in secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, $450,000 outstanding under our bank line of credit, and no principal due and payable under notes and advances payable to Mr. Wirth and his affiliates.

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

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions are cumulative for five years. After the five years, the Partnership will make distributions per the Partnership agreement at the discretion of the Managing Member. Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was intended for 32 Class C units in the Albuquerque entity after the sale of at least 160 units.  If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distributions to the members. In the event that the proceeds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Priority distributions to all Classes are projected to be $280,000 each year for fiscal years 2014 through 2016. The Albuquerque entity is required to use its best efforts to pay the cumulative priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the priority distributions.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 6 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations and funds received in excess of cost basis were recorded to equity.  On January 24, 2012 the Trust purchased 40 units at $10,000 per unit, or $400,000 from Rare Earth.  On August 28, 2012, the Trust repurchased an additional 31.5 units at $10,000 per unit, or $315,000 from Rare Earth.  On January 31, 2012 the Trust purchased the Partnership’s 114 units at $10,000 per unit, or $1,140,000, by reducing The Trust’s receivable from the Partnership. As of January 31, 2013 and January 31, 2012, the Partnership does not hold any ownership interest in the Albuquerque entity, the Trust holds a 50.13 % ownership interest, Mr. Wirth and his affiliates hold a 0.13% interest, and other parties hold a 49.75% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $139,300, to the Trust of $140,350 and to Rare Earth of $350 per year payable quarterly for calendar years 2013 and 2014.

SALE OF PARTNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property and was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

        Under the restructured limited partnership agreement, Rare Earth became a general partner of the Tucson entity along with the Partnership.  The limited partnership interests in the Tucson entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions are cumulative for five years. After the five years, the Partnership will make distributions per the Partnership agreement, at the discretion of the General Parnter.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Tucson entity. If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $452,900 each year for fiscal years 2014 through 2017. The Tucson entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At January 31, 2013, the Partnership had sold 259 units to unrelated parties at $10,000 per unit totaling $2,590,000. As of January 31, 2013, the Partnership holds a 56.41% ownership interest in the Tucson entity, the Trust holds a 1.70 % ownership interest, Mr. Wirth and his affiliates hold a 1.86% interest, and other parties hold a 40.03% interest. The Tucson entity has minimum preference payments to unrelated unit holders of $181,300, to the Trust of $7,700, to the Partnership of $255,500 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2013 and 2014.

SALE OF PARTNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES SUBSIDIARY

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

                  Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Partnership.  The partnership interests in the Ontario entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Ontario entity. Priority distributions are cumulative for five years.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Ontario entity. If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $446,600 for each of the fiscal years 2014 through 2017. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At January 31, 2013, the Partnership had sold 233.5 units to unrelated parties at $10,000 per unit totaling $2,335,000. As of January 31, 2013, the Partnership holds a 61.79% ownership interest in the Ontario entity, the Trust holds a 0.05 % ownership interest, Mr. Wirth and his affiliates hold a 1.57% interest, and other parties hold a 36.6% interest. The Ontario entity has minimum preference payments to unrelated unit holders of $163,450, to the Trust of $210, to the Partnership of $275,940 and to Rare Earth of $7,000 per year payable quarterly for calendar years 2013 and 2014.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE MKT

On January 8, 2013, the Trust received a letter from the NYSE MKT LLC (f/k/a AMEX) (the "NYSE MKT") informing the Trust that the staff of the NYSE MKT’s Corporate Compliance Department has determined that the Trust is not in compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide due to the Trust having stockholders' equity of less than $4.0 million and losses from continuing operations in three of its four most recent fiscal years.

The Trust was afforded the opportunity to submit a plan of compliance to the NYSE MKT and submitted its plan on February 5, 2013.  On March 21, 2013, the NYSE MKT notified the Trust that it accepted the Trust’s plan of compliance and granted the Trust an extension until April 30, 2014 to regain compliance with the continued listing standards.  The Trust will be subject to periodic review by the NYSE MKT’s staff during this extension period.  Failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in the Trust being delisted from the NYSE MKT.

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that 2008 may have been the high point of the current hotel industry cycle and further determined it was appropriate to actively seek buyers for our properties.  We engaged the services of several hotel brokers and began independently advertising our Hotels for sale.  We continue to independently advertise our Hotels for sale, including on our website (www.suitehotelsrealty.com).

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services. This plan is similar to strategies followed by internationally diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. We began our long-term corporate strategy when we relinquished our REIT income tax status in January 2004, which had previously prevented us from providing management services to hotels. In June 2004, we acquired our trademark license and management agreements and began providing management, trademark and reservations services to our Hotels.

The table below lists the hotel properties, their respective book values, mortgage balance and the listed asking price for the hotel properties.

Hotel Property Asset Values as of January 31, 2013
Hotel Property	Net Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,329,496	$1,227,744	$6,000,000
Ontario	5,917,780	6,323,592	16,900,000
Tucson Foothills	4,205,144	1,706,278	12,500,000
Tucson City Center	7,773,196	5,227,835	10,600,000
Yuma	5,461,164	5,469,475	14,000,000
Totals	$24,686,780	$19,954,924	$60,000,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

There is no assurance that the listed sales price for the individual Hotel properties will be realized.  However, our management believes that these values are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the listed asking prices.

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

As part of the Board study for 2008-2009, greater emphasis has been placed on priority for additional management, trademark and reservations fee income. We have determined that it is easier to sell management contracts when the trademark services are also provided.  As part of the emphasis on trademark services, we have developed two trademark packages. The first is the “Traditional InnSuites Hotels & Suites” regional package and the second is the “InnSuites Boutique Hotel Collection,” which now includes three affiliate hotels managed by us, the five Trust Hotels and sixty-one unrelated hotels.  Sales and marketing for the expansion of the InnSuites Boutique Hotel Collection are being handled internally.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies.  The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, we review the carrying value of our hotel properties.  We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value.  In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize impairment loss in fiscal years 2013 or 2012.  As of January 31, 2013, our management does not believe that the carrying values of any of its hotel properties are impaired. For recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies”.

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast as or faster than inflation.  Average daily rate per room declined $3.77 in the most recent fiscal year ended January 31, 2013.

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

·	fluctuations in hotel occupancy rates;

·	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

·	seasonality of our business;

·	our ability to sell any of our Hotels at market value, listed sale price or at all;

·	interest rate fluctuations;

·	changes in governmental regulations, including federal income tax laws and regulations;

·	competition;

·	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

·	insufficient resources to pursue our current strategy;

·	concentration of our investments in the InnSuites Hotels® brand;

·	loss of membership contracts;

·	real estate and hospitality market conditions;

·	hospitality industry factors;

·	the Trust’s ability to remain listed on the NYSE MKT;

·	effectiveness of the Trust’s software program;

·	our ability to meet present and future debt service obligations;

·	our inability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

·	terrorist attacks or other acts of war;

·	outbreaks of communicable diseases;

·	natural disasters;

·	data breaches; and

·	loss of key personnel.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III – Real Estate and Accumulated Depreciation	39

Schedule IV – Mortgage Loans on Real Estate	41

All other schedules are omitted, as the information is not required or is otherwise furnished.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of
InnSuites Hospitality Trust
Phoenix, AZ

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2013 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in Item 15(a).  These consolidated financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust at January 31, 2013, and the results of its operations and its cash flows for then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, AZ
April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Trustees
InnSuites Hospitality Trust

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the 2012 financial statement schedules listed in Item 15(a).  The consolidated financial statements and financial statement schedules are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnSuites Hospitality Trust and subsidiaries as of January 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

Scottsdale, Arizona
April 30, 2012

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
	2013	2012
ASSETS
Current Assets:
Cash and Cash Equivalents ($0 and $133,637 of variable interest entity (VIE), Note 6)	$493,953	$983,424
Restricted Cash ($0 and $31,300 of VIE)	13,783	136,808
Accounts Receivable, including $81,176 and $102,358 from related parties, net of Allowance for Doubtful Accounts of $34,415 and $38,159, as of January 31, 2013 and 2012, respectively ($0 and $12,653 of VIE)	568,186	619,916
Prepaid Expenses and Other Current Assets ($0 and $23,366 of VIE)	268,399	242,366
Total Current Assets	1,344,321	1,982,514
Hotel Properties, net ($0 and $1,415,155 of VIE)	24,686,780	25,141,748
Property, Plant and Equipment, net	112,977	149,377
Deferred Finance Costs and Other Assets ($0 and $15,858 of VIE)	137,884	108,619
TOTAL ASSETS	$26,281,962	$27,382,258

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses ($0 and $112,643 of VIE)	$2,298,497	$2,414,763
Current Portion of Mortgage Notes Payable	1,208,365	2,291,247
Current Portion of Notes Payable to Bank	450,000	-
Current Portion of Other Notes Payable	189,799	212,692
Total Current Liabilities	4,146,661	4,918,702
Mortgage Notes Payable	18,746,559	18,980,009
Other Notes Payable	162,457	337,960

TOTAL LIABILITIES	23,055,677	24,236,671

COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,804,746 and 16,786,746 shares issued and 8,375,207 and 8,442,338 shares outstanding at January 31, 2013 and 2012, respectively	14,940,048	14,646,261
Treasury Stock, 8,429,539 and 8,344,408 shares held at January 31, 2013 and 2012, respectively	(11,877,886)	(11,682,575)
TOTAL TRUST SHAREHOLDERS' EQUITY	3,062,162	2,963,686
NON-CONTROLLING INTEREST	164,123	181,901
TOTAL EQUITY	3,226,285	3,145,587
TOTAL LIABILITIES AND EQUITY	$26,281,962	$27,382,258

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
	2013	2012
REVENUE
Room	$13,436,362	$13,523,680
Food and Beverage	1,068,025	836,984
Telecommunications	—	1,882
Other	210,570	242,322
Management and Trademark Fees, including $248,234 and $216,963 from related parties for 2013 and 2012, respectively	262,662	231,456
Payroll Reimbursements from Related Parties	—	2,231,712

TOTAL REVENUE	14,977,619	17,068,036

OPERATING EXPENSES
Room	3,759,867	3,546,069
Food and Beverage	1,006,975	869,574
Telecommunications	51,607	45,720
General and Administrative	2,977,901	3,102,388
Sales and Marketing	1,083,503	1,110,495
Repairs and Maintenance	1,430,524	1,430,645
Hospitality	808,064	790,634
Utilities	1,263,748	1,200,192
Hotel Property Depreciation	1,754,289	1,734,734
Real Estate and Personal Property Taxes, Insurance and Ground Rent	954,232	917,878
Other	9,987	12,553
Payroll Costs Related to Management Contracts	—	2,231,712

TOTAL OPERATING EXPENSES	15,100,697	16,992,594
OPERATING INCOME (LOSS)	(123,078)	75,442
Interest Income	8,937	3,721
TOTAL OTHER INCOME	8,937	3,721
Interest on Mortgage Notes Payable	909,366	1,490,995
Interest on Notes Payable to Banks	17,613	1,048
Interest on Other Notes Payable	34,730	35,464
TOTAL INTEREST EXPENSE	961,709	1,527,507
CONSOLIDATED LOSS BEFORE INCOME TAX PROVISION	(1,075,850)	(1,448,344)
Income Tax Provision	—	—
CONSOLIDATED NET LOSS	$(1,075,850)	$(1,448,344)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(69,705)	$(369,603)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,006,145)	$(1,078,741)
NET LOSS PER SHARE – Basic and Diluted	$(0.12)	$(0.13)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	8,415,542	8,511,730
CASH DIVIDENDS PER SHARE	$0.01	$0.01

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2013 and 2012

	Trust Shareholders' Equity
	Shares of Beneficial Interest		Treasury Stock
	Shares	Amount	Shares	Amount	Trust Shareholder Equity	Non-Controlling Interest	Amount
Balance, January 31, 2011	8,546,793	$15,412,926	8,239,953	$(11,456,375)	3,956,551	$(675,950)	$3,280,601

Net Loss	-	(1,078,741)	-	-	(1,078,741)	(369,603)	(1,448,344)
Dividends	-	(84,430)	-	-	(84,430)	-	(84,430)
Purchase of Treasury Stock	(140,455)	-	140,455	(276,253)	(276,253)	-	(276,253)
Repurchase of Partnership Units	-	(130,700)	-	-	(130,700)	-	(130,700)
Shares of Beneficial Interest Issues for Services Rendered	36,000	1,787	(36,000)	50,053	51,840	-	51,840
Sale of Ownership Interests in Subsidiary	-	1,317,579	-	-	1,317,579	1,096,976	2,414,555
Repurchase of Ownership Interests in Subsidiary	-	(761,888)	-	-	(761,888)	361,888	(400,000)
Distribution to Non-Controlling Interests	-	11,863	-	-	11,863	(273,545)	(261,682)
Reallocation of Non-Controlling Interests	-	(42,135)	-	-	(42,135)	42,135	-

Balance, January 31, 2012	8,442,338	14,646,261	8,344,408	(11,682,575)	2,963,686	181,901	3,145,587

Net Loss	-	(1,006,145)	-	-	(1,006,145)	(69,705)	(1,075,850)
Dividends	-	(83,846)	-	-	(83,846)	-	(83,846)
Purchase of Treasury Stock	(85,131)	-	85,131	(195,311)	(195,311)	-	(195,311)
Repurchase of Partnership Units	-	(16,025)	-	-	(16,025)	-	(16,025)
Shares of Beneficial Interest Issues for Services Rendered	18,000	39,600	-	-	39,600	-	39,600
Sale of Ownership Interests in Subsidiary	-	1,672,342	-	-	1,672,342	546,252	2,218,594
Repurchase of Ownership Interests in Subsidiary	-	(305,734)	-	-	(305,734)	(9,266)	(315,000)
Distribution to Non-Controlling Interests	-	(14,875)	-	-	(14,875)	(476,589)	(491,464)
Reallocation of Non-Controlling Interests	-	8,470	-	-	8,470	(8,470)	-

Balance, January 31, 2013	8,375,207	$14,940,048	8,429,539	$(11,877,886)	$3,062,162	$164,123	$3,226,285

See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,075,850)	$(1,448,344)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	39,600	51,840
Provision for Uncollectible Receivables	(3,745)	(2,837)
Hotel Property Depreciation	1,754,289	1,734,734
Loss on Disposal Sale of Hotel Property	1,956	1,253
Amortization of Deferred Loan Fees	91,988	33,244
Changes in Assets and Liabilities:
Prepaid Expenses and Other Assets	(120,001)	200,677
Accounts Receivable	55,475	43,945
Accounts Payable and Accrued Expenses	124,436	321,535
NET CASH PROVIDED BY OPERATING ACTIVITIES	868,148	936,047

CASH FLOW FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(1,264,878)	(969,963)
Change in Restricted Cash	123,025	366
NET CASH USED IN INVESTING ACTIVITIES	(1,141,853)	(969,597)

CASH FLOW FROM FINANCING ACTIVITIES
Deferred Loan Fees	(27,285)	—
Principal Payments on Mortgage Notes Payable	(2,057,032)	(809,460)
Net Proceeds from Refinancing of Mortgage Notes Payable	500,000	—
Payments on Notes Payable to Banks	(1,812,432)	(641,711)
Borrowings on Notes Payable to Banks	2,262,432	641,711
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiary	2,218,594	2,414,555
Repurchase of Subsidiary Equity from Related Party	(315,000)	(400,000)
Distributions to Minority Interest Holders	(491,464)	(261,682)
Repurchase of Partnership Units	(525)	(1,044)
Repurchase of Treasury Stock	(187,311)	(151,235)
Payment of Dividends	(83,846)	(84,430)
Borrowings on Other Notes Payable	—	8,250
Payments on Other Notes Payable	(221,897)	(192,824)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(215,766)	522,130

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(489,471)	488,580

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	983,424	494,844

CASH AND CASH EQUIVALENTS AT END OF YEAR	$493,953	$983,424

See Note 18 for Supplemental Cash Flow Disclosures
See accompanying notes to
consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED JANUARY 31, 2013 and 2012

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests in as of January 31, 2013, directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned 72.04% and 71.98% of the Partnership as of January 31, 2013 and 2012, respectively.  The Trust’s weighted average ownership for the years ended January 31, 2013 and 2012 was 72.04% and 71.73%, respectively.  As of January 31, 2013, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona and together with the Trust owned a 58.11% interest in another InnSuites® hotel located in Tucson, Arizona and a 61.83% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns and operates a Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 50.13% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels, our subsidiary, manages the Hotels’ daily operations.  The Trust also provides the use of the “InnSuites” trademark to the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  On January 31, 2013, 286,034 Class A Partnership units were issued and outstanding representing 2.17% of the total Partnership units, and on January 31, 2012, 293,665 Class A Partnership units were issued and outstanding representing 2.22% of the total Partnership units.  Additionally, as of both January 31, 2013 and 2012, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on January 31, 2013, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust.  As of January 31, 2013 and 2012, the Trust owns 9,517,545 and 9,509,914 general partner units in the Partnership, representing 72.04% and 71.98%, respectively, of the total Partnership units. The Trust purchased 7,631 Partnership units during the year ended January 31, 2013 at an average price of $2.10 per unit.  The Trust purchased 75,726 Partnership units during the year ended January 31, 2012 at an average price of $1.73 per unit.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from Albuquerque, New Mexico property, and through Partnership and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved, capital improvements are expected to be reduced by approximately $800,000 from the prior year and we expect increased cash flow from the reduction of principal and interest payments on the Ontario property.  Additionally, the Trust’s management extended and increased our bank line of credit from $500,000 to $600,000 which matures on June 23, 2013. As of January 31, 2013, the Trust had $450,000 drawn on this line of credit. Management expects to renew our line of credit.

With the expected decrease in capital improvements, the availability of the $600,000 bank line of credit which Management expects to renew and increased cash flow from the reduction of principal and interest payments on the Ontario property, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due. Management is actively discussing with the bank an extension of the line of credit. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2012 and 2013, which could result in higher revenues and operating margins.  Challenges in fiscal year 2014 are expected to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

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

Under ASC Topic 810-10-25, Albuquerque Suite Hospitality, LLC had been determined to be a variable interest entity with the Partnership and Trust as the primary beneficiary as of and for the year ended January 31, 2012.  Therefore, as of and for the year ended January 31, 2012 the financial statements of Albuquerque Suite Hospitality, LLC are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.  During the year ended January 31, 2013, the Trust acquired additional ownership interests in Albuquerque Suite Hospitality, LLC, and now holds the majority of the membership interests. (see Note 6 – “Variable Interest Entity”)

SEASONALITY OF THE HOTEL BUSINESS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Management applies guidance issued by the Financial Accounting Standards Board ("FASB"), codified in ASC Topic 360-10-35, to determine when it is required to test an asset for recoverability of its carrying value.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows over its estimated remaining life, the Trust recognizes an impairment expense to reduce the asset’s carrying value to its fair value.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets and the estimated fair value is less than the carrying value, the assets will be written down to the estimated fair value in the period in which the determination is made.  The Trust determines the estimated useful lives of its assets based on the expected future economic benefit of the asset and its ability to hold such assets.  In the decision-making process to determine fair value of long-lived assets and to test an asset for impairment, third party property appraisals are used as one of the indicators (benchmarks) to determine the necessity for testing for impairment.  Other indicators include a drop in the performance of a long-lived asset, a decline in the hospitality industry and a decline in the economy.  Third party property appraisals are useful because they consider historical occupancy and average rate levels in determining fair value.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no impairment of long-lived assets exists during the Trust’s fiscal years ended 2013 and 2012.

 CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. The Trust places its cash and cash equivalents only with high credit quality financial institutions.

RESTRICTED CASH

Restricted cash consists of amounts held in reserve by lenders to fund capital improvements to the properties.

REVENUE RECOGNITION

Room, food and beverage, telecommunications, management and licensing fees, and other revenue are recognized as earned as services are provided and items are sold.  Payroll reimbursements for fiscal year 2012 are recorded as the Trust provides its personnel to the hotels under management and are not netted with the corresponding payroll expense. For fiscal year 2013, no payroll reimbursements exist.  Sales taxes collected are excluded from gross revenue.

RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis.  Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days.  Accounts receivable are written off when deemed uncollectible.  Recoveries, if any, of receivables previously written off are recorded when received.  The Trust does not charge interest on accounts receivable balances and these receivables are unsecured.

Information on the allowance for doubtful accounts is as follows for the fiscal years ended January 31:

Fiscal Year	Balance at the Beginning of Year	Charged to Expense	Deductions	Balance at the End of Year
2012	$40,997	$790	$(3,628)	$38,159
2013	$38,159	$3,831	$(7,575)	$34,415

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 20 - “Share-Based Payments.”  Restricted shares granted from the plan are measured based on the fair value of the underlying shares on the date of grant.  We use the straight-line attribution method to recognize share-based compensation over the service period of the award.

For fiscal year 2013, the Trust has paid the annual fees due to its Trustees using newly created Shares of Beneficial Interest.  For fiscal year 2012, the payments were issued from treasury stock.  Upon issuance, the Trust recognizes the shares as outstanding.  The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2013, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2013 resulting in stock-based compensation of $39,600. During fiscal year 2012, the Trust granted restricted stock awards of 36,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2012 resulting in stock-based compensation of $51,840.

The following table summarizes restricted share activity during fiscal years 2013 and 2012.

	Restricted Shares
	Shares	Weighted-Average Grant Date Fair Value
Balance of unvested awards at January 31, 2011	—	$—
Granted	36,000	$1.44
Vested	(36,000)	$1.44
Forfeited	—	—
Balance of unvested awards at January 31, 2012	—	$—
Granted	18,000	$2.20
Vested	(18,000)	$2.20
Forfeited	—	—
Balance of unvested awards at January 31, 2013	—	—

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares.  Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against common stock.

INCOME TAXES

The Trust is subject to federal and state corporate income taxes, and accounts for deferred taxes utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2013 and 2012, the Trust paid dividends of $0.01 per share in the fourth quarter of each year, or total dividends of $83,846 and $84,430, respectively.  The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

NON-CONTROLLING INTEREST

Non-controlling interest in the Partnership represents the limited partners’ proportionate share of the capital and earnings of the Partnership.  Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the Partnership throughout the period, and capital is allocated based on the ownership percentage at year-end.  Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity.

INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period.  Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,693,972 shares of the Beneficial Interest, as discussed in Note 1.

For the fiscal years ended January 31, 2013 and 2012, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,694,431 and 3,735,457 in addition to the basic shares outstanding for fiscal year 2013 and 2012, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during both fiscal year 2013 and 2012 and are excluded from the calculation of diluted earnings per share for those years due to the Trust’s losses, and accordingly, no reconciliation is provided of basic earnings per share to diluted earnings per share.

ASSETS HELD FOR SALE

The trust considered assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exists. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease the recognition of depreciation expense. Any gain realized in connection with the sale of a property for which we have significant continued involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we will have continuing involvement (such as through a management agreement) after the sale. No assets were deemed held for sale as of January 31, 2013 or 2012.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that has ownership interest in five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust has a concentration of assets in the southwest United States, and the southern Arizona market.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred.  Advertising expense totaled approximately $559,000 and $749,000 for the years ended January 31, 2013 and 2012, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies.  Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.  The fair value framework specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable.  The fair value hierarchy levels are as follows:

•
Level 1 – Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured;

•
Level 2 – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and / or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active.  Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are level 2 valuation techniques.

•
Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable.  Unobservable inputs are valuation technique inputs that reflect a company’s own judgments about the assumptions that market participants would use in pricing an asset or liability.

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the years ended January 31, 2013 and 2012.  The Trust’s financial instruments utilize level 3 inputs in the determination of fair value and consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, advances to related parties and debt.

Due to their short maturities, cash and cash equivalents, restricted cash, accounts receivable, accounts payable and notes payable to banks are carried at cost, which reasonably approximates fair value. The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities and are based on level 3 inputs.  The carrying value of accounts payable and accrued expenses and other notes payable approximates fair value, due to their short-term nature.  See Note 17 – “Fair Value of Financial Instruments.”

RECENT ACCOUNTING PRONOUCEMENTS

In January of 2011, the FASB released NO 2011-01- Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In May of 2011, the FASB released No 2011-04 Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 clarify the intent of the Financial Accounting Standards Board (“FASB”) with regard to the application of existing fair value measurement requirements and change some requirements for measuring or disclosing information about fair value measurements. The provisions of ASU 2011-04 became effective for public companies in the first reporting period beginning after December 15, 2011. The adoption of ASU 2011-04 enhanced the disclosure of the fair value of certain financial assets and liabilities that are not required to be recorded at fair value within our financial statements.

3.   SALE OF OWNERSHIP INTERESTS IN ALBUQUERQUE SUBSIDIARY

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth Financial, LLC (“Rare Earth”), an entity that is controlled by Mr. Wirth and his affiliates, to sell additional units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico hotel property.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase at least 51% of the membership interests in the Albuquerque entity and the parties agreed to restructure the operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two-unit minimum subscription.  On October 29, 2010, the parties revised the operating agreement.

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity, in charge of the day-to-day management of the company.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions are cumulative for five years. After the five years, the Partnership will make distributions per the Partnership agreement at the discretion of the Managing Member. Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was intended for 32 Class C units in the Albuquerque entity after the sale of at least 160 units.  If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distributions to the members. In the event that the proceeds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Priority distributions to all Classes are projected to be $280,000 each year for fiscal years 2014 through 2016. The Albuquerque entity is required to use its best efforts to pay the cumulative priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the priority distributions.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 6 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations, and funds received in excess of cost basis were recorded to equity.  On January 24, 2012 the Trust purchased 40 units at $10,000 per unit from Rare Earth, or $400,000.  On August 28, 2012, the Trust purchased an additional 31.5 units at $10,000 per unit from Rare Earth, or $315,000.  On January 31, 2012 the Trust purchased the Partnership’s 114 units at $10,000 per unit, or $1,140,000, by reducing the Trust’s receivable from the Partnership. As of January 31, 2013, the Partnership does not hold any ownership interest in the Albuquerque entity, the Trust holds a 50.13 % ownership interest, Mr. Wirth and his affiliates hold a 0.13% interest, and other parties hold a 49.75% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $139,300, to the Trust of $140,350 and to Rare Earth of $350 per year payable quarterly for calendar years 2013 and 2014.

4.   SALE OF PARTNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property and was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

                  Under the restructured limited partnership agreement, Rare Earth became a general partner of the Tucson entity along with the Partnership.  The limited partnership interests in the Tucson entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions are cumulative for five years. After the five years, the Partnership will make distributions per the Partnership agreement at the discretion of the General Partner.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Tucson entity. If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $452,900 each year for fiscal years 2014 through 2017. The Tucson entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At January 31, 2013, the Partnership had sold 259 units to unrelated parties at $10,000 per unit totaling $2,590,000. As of January 31, 2013, the Partnership holds a 56.41% ownership interest in the Tucson entity, the Trust holds a 1.70 % ownership interest, Mr. Wirth and his affiliates hold a 1.86% interest, and other parties hold a 40.03% interest. The Tucson entity has minimum preference payments to unrelated unit holders of $181,300, to the Trust of $7,700, to the Partnership of $255,500 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2013 and 2014.

5.   SALE OF PARTNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES SUBSIDIARY

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

                  Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Partnership.  The partnership interests in the Ontario entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Ontario entity. Priority distributions are cumulative for five years.  Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Ontario entity. If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Priority distributions to all Classes are projected to be $446,600 for each of the fiscal years 2014 through 2017. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At January 31, 2013, the Partnership had sold 233.5 units to unrelated parties at $10,000 per unit totaling $2,335,000. As of January 31, 2013, the Partnership holds a 61.79% ownership interest in the Ontario entity, the Trust holds a 0.05 % ownership interest, Mr. Wirth and his affiliates hold a 1.57% interest, and other parties hold a 36.6% interest. The Ontario entity has minimum preference payments to unrelated unit holders of $163,450, to the Trust of $210, to the Partnership of $275,940 and to Rare Earth of $7,000 per year payable quarterly for calendar years 2013 and 2014.

6.   VARIABLE INTEREST ENTITY

Management evaluates the Trust’s explicit and implicit variable interests to determine if they have any variable interests in variable interest entities (“VIEs”). Variable interests are contractual, ownership, or other pecuniary interests in an entity whose value changes with changes in the fair value of the entity’s net assets, exclusive of variable interests. Explicit variable interests are those which directly absorb the variability of a VIE and can include contractual interests such as loans or guarantees as well as equity investments. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing of variability indirectly, such as through related party arrangements or implicit guarantees. The analysis includes consideration of the design of the entity, its organizational structure, including decision making ability over the activities that most significantly impact the VIE’s economic performance. GAAP requires a reporting entity to consolidate a VIE when the reporting entity has a variable interest, or combination of variable interest, that provides it with a controlling financial interest in the VIE.  The entity that consolidates a VIE is referred to as the primary beneficiary of that VIE.

The Partnership and Trust have determined that the Albuquerque entity is a variable interest entity with the Partnership and Trust as the primary beneficiary for the fiscal year ended January 31, 2012.  In its determination, management considered the following qualitative and quantitative factors:

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

During the fiscal years ending January 31, 2013 and 2012, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted.

During the fiscal year ended January 31, 2013, the Trust repurchased 31.5 units in the Albuquerque entity from Rare Earth for $315,000.  Due to this transaction, the Trust’s ownership in the Albuquerque entity exceeds 50% and, therefore, the Albuquerque entity has been consolidated as a subsidiary of the Trust in fiscal year 2013.

7.   PROPERTY, PLANT, AND EQUIPMENT, HOTEL PROPERTIES

As of January 31, property, plant and equipment consisted of the following:

	2013	2012
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	370,408	459,059
Total property, plant and equipment	453,075	541,726
Less accumulated depreciation	(340,098)	(392,349)
Property, Plant and Equipment, net	$112,977	$149,377

As of January 31, hotel properties consisted of the following:

	2013	2012
Land	$2,817,515	$2,817,515
Building and improvements	34,016,176	34,567,267
Furniture, fixtures and equipment	4,990,808	5,337,765
Total hotel properties	41,824,499	42,722,547
Less accumulated depreciation	(17,230,102)	(17,580,799)
Hotel Properties in Service, net	24,594,397	25,141,748
Construction in progress	92,383	-
Hotel properties, net	$24,686,780	$25,141,748

8.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historic cost and expect to be consumed within one year. As of January 31, prepaid expenses and other current assets consisted of the following:

	2013	2012
Prepaid Insurance	$51,089	$69,908
Tax and Insurance Escrow	110,422	113,709
Other Prepaid Expenses and Current Assets	106,888	58,749
Total Prepaid Expenses and Current Assets	$268,399	$242,366

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of January 31, accounts payable and accrued liabilities consisted of the following:

	2013	2012
Accounts Payable	$757,086	$634,926
Accrued Salaries and Wages	180,895	385,552
Accrued Vacation	144,552	131,036
Sales Tax Payable	314,605	212,813
Income Tax Payable	25,355	27,000
Accrued Interest Payable	49,579	293,511
Advanced Customer Deposits	181,093	122,075
Accrued Property Taxes	248,012	256,997
Accrued Land Lease	108,437	92,840
Accrued Other	288,883	258,013
Total Accounts Payable and Accrued Liabilities	$2,298,497	$2,414,763

10. MORTGAGE NOTES PAYABLE

At January 31, 2013 and 2012, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from January 2015 to August 2022.  Weighted average interest rates on the mortgage notes payable for the fiscal years ended January 31, 2013 and 2012 were 4.97% and 6.70%, respectively.

The following table summarizes the Trust’s mortgage notes payable as of January 31:

	2013	2012
Mortgage note payable, due in monthly installments of $32,419 at an interest rate of 5.0% per year, through August 1, 2022, plus a balloon payment of $4,112,498 in September 2022, secured by the Yuma property with a carrying value of $5.5 million at January 31, 2013.	$5,469,475	$—

Mortgage note payable, due in monthly installments of $48,738, including interest at 8.0% per year, through May 1, 2016, secured by the Tucson Foothills property with a carrying value of $4.2 million at January 31, 2013.	1,706,278	2,135,796

Mortgage note payable, due in monthly installments of $31,701, including interest at 5.0% per year, through January 14, 2015, plus a balloon payment of $5,630,315 in January 2015, secured by the Ontario property with a carrying value of $5.9 million at January 31, 2013.	6,323,592	7,405,289

Mortgage note payable, due in monthly installments of $16,032, including interest at 7.75% per year, through November 1, 2021, secured by the Albuquerque property with a carrying value of $1.3 million at January 31, 2013. At the discretion of the lender, the interest rate can be increased to the market rate, as determined by lender, on November 1, 2014.	1,227,744	1,321,015

Mortgage note payable, due in variable monthly installments ($29,776 as of January 31, 2013) including interest at prime rate (3.25% per year as of January 31, 2013), through January 28, 2015, plus a balloon payment of $4,874,618 in January 2015, secured by the Tucson St. Mary’s property with a carrying value of $7.8 million at January 31, 2013.	5,227,835	5,409,156

Mortgage note payable, due in interest only monthly payments of $23,333 at an interest rate of 7.0% per year, through December 30, 2013, plus a balloon payment of $4,023,333 in December 2013, secured by the Yuma property. Satisfied in full in fiscal year 2013.	$—	$4,000,000

Mortgage note payable, due in interest only monthly payments of $6,667 at an interest rate of 8.0% per year, through December 30, 2013, plus a balloon payment of $1,006,667 in December 2013, secured by the Yuma property. Satisfied in full in fiscal year 2013.	—	1,000,000

Totals	$19,954,924	$21,271,256

The mortgage notes payable secured by the Albuquerque and Tucson St. Mary’s hotel properties are recourse to the Partnership and Trust as full guarantors. The mortgage note payable secured by the Yuma hotel property is recourse to the Trust as a full guarantor. None of the other mortgage notes are recourse to the Partnership or the Trust.

Mr. Wirth has guaranteed 100% of the Tucson St. Mary’s mortgage note payable.

The non-recourse mortgage note payable relating to our Ontario, California property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011 and was modified on February 14, 2012. The lender reduced the principal balance by $500,000 and waived all penalties and accumulated interest in exchange for a $1.0 million pay down of the principal balance by the Trust. The interest rate was lowered from 8.28% to 5.0% reducing the monthly principal and interest payments to $31,700 from $71,100. The note was extended for three years to January 14, 2015. The Trust accounted for the modification as a troubled debt restructuring. Based on the terms of the modified mortgage note payable, the total future cash payments of $7,795,006 consists of $6,905,289 in principal payments and $889,717 interest payments. As such, total future cash payments exceeded the carrying value of the note payable (including accrued interest) of $7,646,030 at the date of restructure by $148,976. As a result, there was no gain or loss recorded during the period. In addition, no adjustment was made to the carrying value of the note at the date of restructure. Instead this requires the Trust to recognize interest expense using an effective interest rate on the debt after the restructuring, which results in $148,976 of interest expense being recognized over the remainder of the term.

           On August 24, 2012, we refinanced our mortgage notes payable secured by the Yuma, Arizona property with a new $5.5 million note payable, which bears interest at 5.0% per year.  The note is due in monthly installments of $32,419, an increase of $2,419 from the previous monthly interest-only installments of $30,000.  The proceeds of the mortgage refinancing were used for working capital purposes.

See Note 13 – “Minimum Debt Payments” for scheduled minimum payments.

11.  NOTES PAYABLE TO BANKS

As of January 31, 2013, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% floor, has no financial covenants and matures on June 23, 2013.  The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had $450,000 drawn on this line of credit as of January 31, 2013.

12.  OTHER NOTES PAYABLE

As of January 31, 2013, the Trust had $348,696 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 145,564 Class A Partnership units and the repurchase of 384,727 Shares of Beneficial Interest in privately negotiated transactions.  These promissory notes bear interest at 7% per year and are due in varying monthly payments through July 2016.  The repurchased Class A Partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2012, the Trust had $550,652 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 174,844 Class A Partnership units and the repurchase of 439,431 Shares of Beneficial Interest in privately negotiated transactions. In addition, the Trust has a Note Payable of $3,560 secured by a passenger van.

13.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2013 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE TO BANK	TOTAL
2014	$1,208,365	$189,799	$450,000	$1,848,164
2015	6,106,484	74,237	—	6,180,721
2016	6,439,738	55,090	—	6,494,828
2017	451,232	33,130	—	484,362
2018	277,300	—	—	277,300
Thereafter	5,471,805	—	—	5,471,805

	$19,954,924	$352,256	$450,000	$20,757,180

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  As of January 31, 2013, the Trust remains authorized to repurchase an additional 278,820 Partnership units and/or Shares of Beneficial Interest pursuant to the share repurchase program, which has no expiration date.

For the years ended January 31, 2013 and 2012, the Trust repurchased 85,131 and 140,455 Shares of Beneficial Interest at an average price of $2.29 and $2.04 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

15. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carry forwards of approximately $12.7 million at January 31, 2013.  The Trust periodically has ownership changes within the meaning of Internal Revenue Code Section 382.  However, the Trust determined that such ownership changes would not have a material impact on the future use of the net operating losses.

The Trust and subsidiaries have federal and state net operating loss carry forwards of approximately $12.6 million and $4.1 million respectively, having expiration dates ranging from fiscal 2013 to 2033.

Total and net deferred income tax assets at January 31,	2013	2012
Net operating loss carryforwards	$4,622,000	$4,844,000
Bad debt allowance	(17,000)	(11,000)
Accrued expenses	1,496,000	1,018,000
Prepaid insurance	13,000	13,000
Alternative minimum tax credit	61,000	61,000
Total deferred income tax assets	6,175,000	5,925,000
Deferred income tax liability associated with book/tax differences in hotel properties	(2,263,000)	(2,731,000)
Net deferred income tax asset	3,912,000	3,194,000
Valuation allowance	(3,912,000)	(3,194,000)
Net deferred income tax asset	$-	$-

Income taxes for the year ended January 31,	2013	2012
Current income tax provision (benefit)	$-	$-
Deferred income tax benefit (provision)	-	-
Net income tax provision (benefit)	$-	$-

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2013:

Federal statutory rates	$(406,000)	(34%)
State income taxes	(88,000)	(7%)
Change in valuation allowance	718,000	60%
True-ups to prior year return	(237,000)	(20%)
Other	13,000	1%
Effective rate	$0	0%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2012:

Federal statutory rates	$(428,000)	(34%)
State income taxes	(89,000)	(7%)
Change in valuation allowance	1,137,000	90%
True-ups to prior year return	(620,000)	(49%)
Other	0	0%
Effective rate	$0	0%

The valuation allowance increased by approximately $718,000 and $1,137,000 in the years ended January 31, 2013 and 2012, respectively, primarily due to a reduction in deferred tax liabilities associated with hotel properties due to timing differences in depreciation recognition.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Trust had no accrued interest or penalties at January 31, 2013 and 2012.

16. OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2013 and 2012, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.8% of the total outstanding Partnership units.  As of January 31, 2013 and 2012, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest in the Trust, which represented 66.6% and 66.0%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2013 and 2012, the Trust owned 72.04% and 71.98% of the Partnership. As of January 31, 2013, the Partnership owned 100% of one InnSuites® hotels located in Tucson, Arizona and together with the Trust owned a 58.11% interest in another InnSuites® hotel located in Tucson, Arizona and a 61.84% interest in a InnSuites® hotel located in Ontario, California.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 50.13% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth. Prior to February 1, 2012, InnSuites Hotels provided the personnel for the Hotels and the three hotels owned by affiliates of Mr. Wirth, the expenses of which were reimbursed at cost.  This practice was ceased in fiscal year 2013. Revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels are set at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. The management fees for the three hotels owned by affiliates of Mr. Wirth were set at 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 due at year-end for annual accounting closing activities.  These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  All such fees among InnSuites Hotels, the Trust and the Partnership have been eliminated in consolidation.  From February 1, 2011 through December 31, 2011, InnSuites Hotels received a 1.25% of room revenue from the three hotels owned by affiliates of Mr. Wirth in exchange for the use of the “InnSuites” trademark. From January 1, 2012 through December 31, 2012, the fees were equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the number of rooms exceeding 100. As of January 1, 2013, these trademark fees were discontinued.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

For footnote disclosure purposes, the fair value of notes payable and long-term debt was estimated based on the borrowing rates currently available to the Trust for bank loans with similar terms and maturities.

The following table presents the estimated fair values of the Trust’s debt instruments not recognized in the accompanying consolidated balance sheets at January 31:

	2013		2012
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$19,954,924	$18,390,891	$21,271,256	$20,593,950

Notes payable to banks	$450,000	$450,000	$—	$—

Other notes payable	$352,256	$354,308	$550,652	$542,824

18.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2013	2012
Cash paid for interest	$961,709	$1,527,507

Promissory notes issued by the Trust to acquire Class A Partnership units	$15,500	$129,656

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	$8,000	$125,017

19.  COMMITMENTS AND CONTINGENCIES

The Tucson Foothills and the Albuquerque Hotels are subject to non-cancelable ground leases expiring in 2050 and 2033.  Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2013 and 2012 was $210,501 and $204,206, respectively, plus a variable component based on gross revenues of each property that totaled approximately $73,000 and $68,000, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $30,718 and $29,611 of general and administrative expense related to the lease during fiscal year 2013 and 2012, respectively.  The lease included a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under these non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
2014	$253,321
2015	233,721
2016	212,121
2017	212,121
2018	212,121
Thereafter	5,014,895

Total	$6,138,300

The Trust is obligated under loan agreements relating to three of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the four hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. for four of the hotel properties.  These agreements provide for fees to be paid by the Hotels based on revenue and reservations received, and contain no minimum payment provisions. Under these arrangements, fees paid for membership fees and reservations were approximately $77,000 for fiscal year 2013.

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

On January 8, 2013, the Trust received a letter from the NYSE MKT LLC (f/k/a AMEX) (the "NYSE MKT") informing the Trust that the staff of the NYSE MKT’s Corporate Compliance Department has determined that the Trust is not in compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide due to the Trust having stockholders' equity of less than $4.0 million and losses from continuing operations in three of its four most recent fiscal years.

The Trust was afforded the opportunity to submit a plan of compliance to the NYSE MKT and submitted its plan on February 5, 2013.  On March 21, 2013, the NYSE MKT notified the Trust that it accepted the Trust’s plan of compliance and granted the Trust an extension until April 30, 2014 to regain compliance with the continued listing standards.  The Trust will be subject to periodic review by the NYSE MKT’s staff during this extension period.  Failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in the Trust being delisted from the NYSE MKT.

20.  SHARE-BASED PAYMENTS

During fiscal year 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the “Plan”).  Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, officers, other key employees, consultants, advisors and similar employees of the Trust and certain of its subsidiaries and affiliates.  The number of options that may be granted in a year is limited to 10% of the total Shares of Beneficial Interest and Partnership units in the Partnership (Class A and Class B) outstanding as of the first day of such year.

Generally, granted options expire 10 years from the date of grant, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable.  Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted in fiscal year 2013 or 2012, and no options outstanding as of January 31, 2013 and 2012.  The Plan currently has 1,000,000 options available to grant.  The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2013, have been issued.

See Note 2 – "Summary of Significant Accounting Policies" for information related to grants of restricted shares.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF JANUARY 31, 2013

		Initial Cost to Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period

Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements

InnSuites Hotels and Suites Tucson, Catalina Foothills Best Western Tucson, Arizona	$1,706,278	$-	$4,220,820	$-	$2,299,332	$-	$6,520,152

InnSuites Hotels and Suites Yuma Yuma, Arizona	5,469,475	251,649	4,983,292	53,366	2,544,040	305,015	7,527,332

Best Western Airport Ontario Hotel and Suites Ontario, California	6,323,592	1,633,064	5,450,872	-	1,577,883	1,633,064	7,028,755

InnSuites Hotels and Suites Tucson St. Mary's Tucson, Arizona	5,227,835	900,000	9,166,549	(20,564)	1,643,590	879,436	10,810,139

InnSuites Hotels and Suites Albuquerque Airport Best Western Albuquerque, New Mexico	1,227,744	-	1,903,970	-	225,828	-	2,129,798

InnSuites Hospitality Trust Phoenix, Arizona	-	7,005	75,662	-	-	7,005	75,662

	$19,954,924	$2,791,718	$25,801,165	$32,802	$8,290,673	$2,824,520	$34,091,838

	Gross Land and Building	Accumulated Depreciation	Net Book Value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statement is Computed (years)

InnSuites Hotels and Suites Tucson, Catalina Foothills Best Western Tucson, Arizona	$6,520,152	$2,609,344	$3,910,808	1981	1998	5	-	40

InnSuites Hotels and Suites Yuma Yuma, Arizona	7,832,347	2,846,333	4,986,014	1982	1998	5	-	40

Best Western Airport Ontario Hotel and Suites Ontario, California	8,661,819	3,108,508	5,553,311	1990	1998	5	-	40

InnSuites Hotels and Suites Tucson St. Mary's Tucson, Arizona	11,689,575	4,390,892	7,298,683	1960	1998	5	-	40

InnSuites Hotels and Suites Albuquerque Airport Best Western Albuquerque, New Mexico	2,129,798	961,488	1,168,310	1975	2000	5	-	40

InnSuites Hospitality Trust Phoenix, Arizona	82,667	20,062	62,605	2004	2004		33

	$36,916,358	$13,936,627	$22,979,731

(A)           Aggregate cost for federal income tax purposes at January 31, are as follows:

	2013	2012
Land	$1,856,788	$1,856,788
Buildings and improvements	18,863,378	19,414,468
	$20,720,166	$21,271,256

Reconciliation of Real Estate:

Balance at January 31, 2011	$37,199,045
Improvement to Hotel Properties	301,629
Disposal of Property Improvements	(33,226)

Balance at January 31, 2012	$37,467,448
Improvement to Hotel Properties	447,289
Disposal of Property Improvements	(998,379)

Balance at January 31, 2013	$36,916,358

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Description	Interest Rate	Maturity Date	Periodic Payment Term	Face Amount of Mortgages	1/31/13 Carrying Amount

Mortgage Note Secured by Albuquerque, NM property	7.75%	11/1/2021	144 monthly installments	$1,500,000	$1,227,744

Mortgage Note Secured by Ontario, CA property	5.00%	1/11/2015	35 monthly installments, with balloon payment of $5,630,315 due at maturity	9,000,000	6,323,592

Mortgage Note Secured by Yuma, AZ property	5.00%	9/01/2022	119 monthly installments, with balloon payment of $4,112,498 at maturity	5,500,000	5,469,475

Mortgage Note Secured by Tucson St. Mary’s, AZ property	Prime rate	1/28/2015	83 monthly installments, with balloon payment of $4,874,618 due at maturity	6,050,000	5,227,835

Mortgage Note Secured by Tucson Oracle, AZ property	8.00%	5/1/2016	180 monthly installments	5,100,000	1,706,278

				$27,150,000	$19,954,924

 MORTGAGE NOTE RECONCILIATION

Balance at January 31, 2011		$22,080,716

Deductions during period:
Principal payments		(809,460)

Balance at January 31, 2012		21,271,256

Additions during period:

Proceeds from refinancing		500,000
Accrued interest reclassified to note payable		240,700

Deductions during period:

Principal payments		(2,057,032)

Balance at January 31, 2013	S	19,954,924

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment using those COSO criteria, our management concluded that at January 31, 2013 the Trust’s internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2013, our management finished the implementation of a new property management program at each of our properties. We implemented an industry proven new software program based on a commonly used technology implementation plan. By implementing this property management program, the specific automated journal entries related to the prior material weakness were no longer in place.  For fiscal year 2013, based on the evaluation, management concluded that our disclosure controls and procedures were effective as of January 31, 2013. Management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Except as described above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  OTHER INFORMATION

None.

PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to our Trustees and Executive Officers is incorporated herein by reference to the information set forth under the caption “Election of Trustees” in our definitive proxy statement for our 2013 Annual Meeting of Shareholders to be held on July 25, 2013 (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the end of our fiscal year.

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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2013:

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

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)                                                                                      Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

1.	Report of Independent Registered Public Accounting Firm – January 31, 2013	19
2.	Report of Independent Registered Public Accounting Firm – January 31, 2012	20
3.	Consolidated Balance Sheets – January 31, 2013 and 2012	21
4.	Consolidated Statements of Operations – Years Ended January 31, 2013 and 2012	22
5.	Consolidated Statements of Shareholders’ Equity – Years Ended January 31, 2013 and 2012	23
6.	Consolidated Statements of Cash Flows – Years Ended January 31, 2013 and 2012	24
7.	Notes to Consolidated Financial Statements – Years Ended January 31, 2013 and 2012	25
8.	Schedule III – Real Estate and Accumulated Depreciation	39
9.	Schedule IV – Mortgage Loans on Real Estate	41

(a)(3)	Exhibit List

Exhibit No.	Exhibit
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

10.4
Line of Credit Agreement, dated August 1, 2010, by and between RRF Limited Partnership and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010 filed with the Securities and Exchange Commission on September 3, 2010).

10.5
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

10.6
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

10.8	Change in Terms Agreement for Bank Line of Credit, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission on May 30, 2012).

10.9	Change in Terms Agreement for Bank Line of Credit, dated June 22, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2012).

10.10	Addendum, dated August 27, 2012, to Business Loan Agreement, dated November 23, 2010, by and among InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012 filed with the Securities and Exchange Commission on September 14, 2012).

10.11	Change in Terms Agreement for Bank Line of Credit, dated September 14, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 filed with the Securities and Exchange Commission on December 17, 2012).

10.12	Business Loan Agreement, dated as of August 24, 2012, by and among Yuma Hospitality Properties Limited Partnership, as Borrower, and 1st Bank Yuma, as Lender, guaranteed by InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 filed with the Securities and Exchange Commission on December 17, 2012).

10.13	Promissory Note, dated as of August 24, 2012, issued by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of 1st Bank Yuma, as Lender, executed by Yuma Hospitality Properties Limited Partnership and InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 filed with the Securities and Exchange Commission on December 17, 2012).

10.14	Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010 filed with the Securities and Exchange Commission on September 3, 2010).

10.15
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

10.16	Ontario Hospitality Properties LP Restructuring Agreement, dated February 29, 2012, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Ontario Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual report on Form 10-K for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission on April 30, 2012).

10.17*
Employment Offer Letter from InnSuites Hospitality Trust to Adam B. Remis (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2013).

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

INNSUITES HOSPITALITY TRUST

Dated: April 30, 2013	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2013	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 30, 2013	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2013	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 30, 2013	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 30, 2013	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 30, 2013	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: April 30, 2013	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee