Form 10-Q
period 2013-04-30
INNSUITES HOSPITALITY TRUST
filed 2013-06-13
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2013

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

Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of June 10, 2013: 9,217,570

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013	January 31, 2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$193,216	$493,953
Restricted Cash	4,595	13,783
Accounts Receivable, including $60,870 and $81,176 from related parties and net of Allowance for Doubtful Accounts of $23,087 and $34,415, as of April 30, 2013 and January 31, 2013 respectively	453,863	568,186
Prepaid Expenses and Other Current Assets	229,419	268,399
Total Current Assets	881,093	1,344,321
Hotel Properties, net	24,377,600	24,686,780
Property, Plant and Equipment, net	103,006	112,977
Deferred Finance Costs and Other Assets	124,194	137,884
TOTAL ASSETS	$25,485,893	$26,281,962

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,445,185	$2,298,497
Current Portion of Mortgage Notes Payable	1,214,997	1,208,365
Current Portion of Notes Payable to Banks	178,201	450,000
Current Portion of Other Notes Payable	166,159	189,799
Total Current Liabilities	3,004,542	4,146,661
Mortgage Notes Payable	18,435,695	18,746,559
Other Notes Payable	135,512	162,457

TOTAL LIABILITIES	21,575,749	23,055,677

Commitments and Contigencies (See Note 10)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,822,746 and 16,804,746 shares issued and 8,381,344 and 8,357,207 shares outstanding at April 30, 2013 and January 31, 2013 respectively	15,420,781	14,940,048
Treasury Stock, 8,441,402 and 8,429,539 shares held at April 30, 2013 and January 31, 2013, respectively	(11,900,594)	(11,877,886)
TOTAL TRUST SHAREHOLDERS' EQUITY	3,520,187	3,062,162
NON-CONTROLLING INTEREST	389,957	164,123
TOTAL EQUITY	3,910,144	3,226,285
TOTAL LIABILITIES AND EQUITY	$25,485,893	$26,281,962

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	April 30,
	2013	2012
REVENUE
Room	$4,306,981	$4,283,258
Food and Beverage	356,166	359,354
Other	77,833	64,557
Management and Trademark Fees	55,218	112,456
TOTAL REVENUE	4,796,198	4,819,625

OPERATING EXPENSES
Room	947,491	977,216
Food and Beverage	293,381	263,079
Telecommunications	5,539	16,820
General and Administrative	822,481	796,372
Sales and Marketing	289,188	283,911
Repairs and Maintenance	292,221	395,997
Hospitality	228,097	227,023
Utilities	264,387	283,670
Hotel Property Depreciation	454,631	433,657
Real Estate and Personal Property Taxes, Insurance and Ground Rent	226,113	287,132
Other	2,443	2,408
TOTAL OPERATING EXPENSES	3,825,972	3,967,285
OPERATING INCOME	970,226	852,340
Interest Income	8	108
TOTAL OTHER INCOME	8	108
Interest on Mortgage Notes Payable	181,157	197,969
Interest on Notes Payable to Banks	-	204
Interest on Other Notes Payable	5,862	9,453
TOTAL INTEREST EXPENSE	187,019	207,626
CONSOLIDATED NET INCOME	783,215	644,822
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	347,965	180,608
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$435,250	$464,214
NET LOSS PER SHARE – BASIC AND DILUTED	$0.05	$0.05
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTED	8,387,447	8,441,045

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE QUARTER ENDED APRIL 30, 2013

	Trust Shareholders' Equity

	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
					Shareholder	Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2013	8,375,207	14,940,049	8,429,539	(11,877,887)	3,062,162	164,123	3,226,285

Net Income		435,250			435,250	347,965	783,215
Purchase of Treasury Stock	(11,863)	-	11,863	(22,707)	(22,707)	-	(22,707)
Repurchase of Partnership Units					-		-
Shares of Beneficial Interest Issues for Services Rendered	18,000	7,740	-	-	7,740	-	7,740
Sale of Ownership Interests in Subsidiary	-	40,060	-	-	40,060	(25,060)	15,000
Repurchase of Ownership Interests in Subsidiary	-	(20,000)	-	-	(20,000)	-	(20,000)
Distribution to Non-Controlling Interests	-	17,613	-	-	17,613	(97,001)	(79,388)
Reallocation of Non-Controlling Interests	-	69	-	-	69	(70)	(1)

Balance, April 30, 2013	8,381,344	$15,420,781	8,441,402	$(11,900,594)	$3,520,187	$389,957	$3,910,144

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$783,215	$644,822
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided by Operating Activities:
Provision for Uncollectible Receivables	(11,328)	(18,300)
Stock-Based Compensation	7,740	9,900
Hotel Property Depreciation	454,631	433,657
Amortization of Deferred Loan Fees	13,690	18,128
Loss on Disposal of Hotel Property	2,164	-
Changes in Assets and Liabilities:
Accounts Receivable	125,651	(284,402)
Prepaid Expenses and Other Assets	38,980	(82,572)
Accounts Payable and Accrued Expenses	(853,312)	(342,198)
NET CASH PROVIDED BY OPERATING ACTIVITIES	561,431	379,035

CASH FLOWS FROM INVESTING ACTIVITIES
Change in Restricted Cash	9,188	64,229
Improvements and Additions to Hotel Properties	(137,645)	(273,367)
NET CASH USED IN INVESTING ACTIVITIES	(128,457)	(209,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(304,232)	(1,193,225)
Payments on Notes Payable to Banks	(1,005,708)	(157,036)
Borrowings on Notes Payable to Banks	733,909	179,555
Purchase of Treasury Stock	(22,707)	(79,571)
Purchase of Partnership Units	-	(525)
Purchase of Subsidiary Equity	(20,000)	-
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	15,000	1,081,410
Distributions to Non-Controlling Interest	(79,388)	(92,061)
Payments on Other Notes Payable	(50,585)	(54,960)
NET CASH USED IN FINANCING ACTIVITIES	(733,711)	(316,413)
NET DECRESASE IN CASH AND CASH EQUIVALENTS	(300,737)	(146,516)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	493,953	983,424
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$193,216	$836,908

See Supplemental Disclosures at Note 9.

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30 AND JANUARY 31, 2013

AND FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2013, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned 72.04% of the Partnership as of April 30, 2013 and January 31, 2013.  The Trust’s weighted average ownership for the three-month periods ended April 30, 2013 and 2012 was 72.04% and 72.03%, respectively.  As of April 30, 2013, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona and together with the Trust owned a 58.11% interest in another InnSuites® hotel located in Tucson, Arizona and a 61.60% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns and operates a Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 50.63% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and  three hotels owned by affiliates of Mr. Wirth.  All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels are set at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. The management fees for the three hotels owned by affiliates of Mr. Wirth were set at 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 due at year-end for annual accounting closing activities.  The additional year-end annual accounting closing fee of $15,000 was discontinued with no material effect on the financial operating results of the Trust at the end of fiscal year 2013. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

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

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  As of April 30 and January 31, 2013, 286,034 Class A Partnership units were issued and outstanding representing 2.17% of the total Partnership units.  Additionally, as of April 30 and January 31, 2013, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on April 30, 2013, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust.  As of April 30 and January 31, 2013, the Trust owns 9,517,545 general partner units in the Partnership, representing 72.04% of the total Partnership units. The Trust purchased 7,631 Partnership units during the quarter ended April 30, 2013 at an average price of $2.10 per unit.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP, are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASSETS HELD FOR SALE OR USE

The Trust considers assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exists. Upon designation as an asset held for sale, we record the carrying value of each property or group of properties at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease the recognition of depreciation expense. Any gain realized in connection with the sale of a property for which we have significant continued involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless we will have continuing involvement (such as through a management agreement) after the sale. No assets were deemed held for sale as of April 30, 2013 or January 31, 2013.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from Albuquerque, New Mexico property, and through the Partnership and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first three months of fiscal year 2013 to the first three months of fiscal year 2014, while rates decreased. Results are also significantly impacted by overall economic conditions and specifically conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

During fiscal year 2014, capital improvements are expected to be reduced by approximately $800,000 from the prior year and we expect increased cash flow from the reduction of principal and interest payments on the Ontario property. Additionally, we have a $600,000 bank line of credit which matures on June 23, 2013. On June 11, 2013, IHT renewed this line of credit to June 23, 2014 with all other terms and conditions remaining the same. As of April 30, 2013, the Trust had $178,201 drawn on this line of credit.

With the expected decrease in capital improvements, the availability of the $600,000 bank line of credit and increased cash flow from the reduction of principal and interest payments on the Ontario property, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available or available at terms that are favorable to the Trust.

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

REVENUE RECOGNITION

Room, food and beverage, management and licensing fees, and other revenue are recognized as earned as services are provided and items are sold.  Sales taxes collected are excluded from gross revenue.

INCOME PER SHARE

Basic and diluted income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,693,972 shares of the Beneficial Interest, as discussed in Note 1.

For the three-month periods ended April 30, 2013 and 2012, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  At the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,693,972 and 3,695,804 when converted in addition to the basic shares outstanding for the quarters ended April 30, 2013 and 2012, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during both three-month periods ended April 30, 2013 and 2012. The following is a reconciliation of basic and diluted income per share:

	FOR THE THREE MONTHS ENDED
	April 30, 2013	April 30, 2012

Net Income attributable to controlling interest	$435,250	$464,214
Plus: Net Income attributable to non-controlling interests	347,965	180,608
Net Income attributable to controlling interest after unit conversion	$783,215	$644,822

Weighted average common shares outstanding	8,387,447	8,441,045
Plus: Weighted average incremental shares resulting from unit conversion	3,693,972	3,695,804
Weighted average common shares outstanding after unit conversion	12,081,419	12,136,849

Basic and Diluted Income Per Share	$0.05	$0.05

3. STOCK-BASED COMPENSATION

For the three months ended April 30, 2013, the Trust recognized expenses of $7,700 related to stock-based compensation. The Trust issued 18,000 restricted shares with a total market value of $30,960 in February 2013 as compensation to its three outside Trustees for fiscal year 2014. On a monthly basis, each outside Trustee vests 500 shares.

The following table summarizes restricted share activity during the three months ended April 30, 2013:

	Restricted Shares
	Shares	Weighted- Average Per Share Grant Date Fair Value

Balance at January 31, 2013	—	—
Granted	18,000	$1.72
Vested	(4,500)	$1.72
Forfeited	—	—
Balance of unvested awards at April 30, 2013	13,500	$1.72

4. RELATED PARTY TRANSACTIONS

As of April 30, 2013 and 2012, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of April 30, 2013 and 2012, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” and Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

As of April 30, 2013, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2013. On June 11, 2013, IHT renewed their line of credit with Republic Bank AZ, N.A. with a maturity date of June 23, 2014. All other terms and conditions remained the same. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $178,201 on this line of credit as of April 30, 2013.

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

Under the new operating agreement, Rare Earth became the administrative member of the Albuquerque entity.  Additionally, the membership interests in the Albuquerque entity were allocated to three classes with differing cumulative priority distribution rights.  Class A units are owned by unrelated third parties and have first priority for distributions, Class B units are owned by the Trust and/or the Partnership and have second priority for distributions, and Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions are cumulative for five years. After the five years, the Partnership will make distributions per the Partnership agreement at the discretion of the Managing Member. Rare Earth also earned a formation fee equal to $320,000, payable in either cash or units in the Albuquerque entity, which was intended for 32 Class C units in the Albuquerque entity after the sale of at least 160 units.  If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distributions to the members. In the event that the proceeds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C.  After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Priority distributions to all Classes are projected to be $280,000 each year for fiscal years 2014 through 2016. The Albuquerque entity is required to use its best efforts to pay the cumulative priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the priority distributions.  InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

On July 29, 2010, the Partnership sold approximately 11% of its sole membership interest in the Albuquerque entity for $400,000 to Rare Earth.  The price paid reflects the net assets of the Albuquerque entity calculated using the third-party appraisal value for the hotel property and the carrying cost of all other assets and liabilities.  Subsequently, Rare Earth received an additional 32 units, or approximately 8%, worth $320,000 as a formation fee resulting in Rare Earth having a total ownership interest of approximately 19% as of January 31, 2011.  During the fiscal year ended January 31, 2011, the Partnership sold an additional approximately 47% of its membership interests for $1,754,000 to unrelated third parties and approximately 1% for $20,000 to Mr. Lawrence Pelegrin, who is a member of the Board of Trustees.  The transactions were a reduction in the Partnership’s controlling interest (see Note 6 – “Variable Interest Entity”), and therefore no gain or loss was reflected in the statements of operations, and funds received in excess of cost basis were recorded to equity.  On January 24, 2012 the Trust purchased 40 units at $10,000 per unit from Rare Earth, or $400,000. On August 28, 2012, the Trust purchased an additional 31.5 units at $10,000 per unit from Rare Earth, or $315,000. On January 31, 2012 the Trust purchased the Partnership’s 114 units at $10,000 per unit, or $1,140,000, by reducing the Trust’s receivable from the Partnership. As of April 30, 2013, the Partnership does not hold any ownership interest in the Albuquerque entity, the Trust holds a 50.63 % ownership interest, Mr. Wirth and his affiliates hold a 0.12% interest, and other parties hold a 49.25% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $139,300, to the Trust of $140,350 and to Rare Earth of $350 per year payable quarterly for calendar years 2014 and 2015.

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

At April 30, 2013, the Partnership had sold 259 units to unrelated parties at $10,000 per unit totaling $2,590,000. As of April 30, 2013, the Partnership holds a 56.41% ownership interest in the Tucson entity, the Trust holds a 1.70% ownership interest, Mr. Wirth and his affiliates hold a 1.86% interest, and other parties hold a 40.03% interest. The Tucson entity has minimum preference payments to unrelated unit holders of $181,300, to the Trust of $7,700, to the Partnership of $255,500 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2014 and 2015.

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

At April 30, 2013, the Partnership had sold 235 units to unrelated parties at $10,000 per unit totaling $2,350,000. As of April 30, 2013, the Partnership holds a 61.55% ownership interest in the Ontario entity, the Trust holds a 0.05% ownership interest, Mr. Wirth and his affiliates hold a 1.57% interest, and other parties hold a 36.83% interest. The Ontario entity has minimum preference payments to unrelated unit holders of $164,500, to the Trust of $210, to the Partnership of $274,890 and to Rare Earth of $7,000 per year payable quarterly for calendar years 2013 and 2014.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $175,736 and $207,626 in cash for interest for the three months ended April 30, 2013 and 2012, respectively.

During the first three months of fiscal year 2013, the Trust issued a promissory note for $15,500 to an unrelated third party for the purchase of 7,631 limited partnership units in the Partnership. The note is due in 36 monthly principal and interest installments of $479 and matures on February 22, 2015.

10. COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the three months ended April 30, 2013 was $72,608, including a variable component based on gross revenues of each property that totaled approximately $28,921.

During fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters. The Trust recorded $7,106 and $8,618 of general and administrative expense related to the lease during the three-month period ended April 30, 2013 and 2012, respectively. The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600. The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2014	$190,690
2015	233,721
2016	212,121
2017	212,121
2018	212,121
Thereafter	5,014,895
Total	$6,075,669

The Trust is obligated under loan agreements relating to three of its Hotels to deposit 4% of the individual Hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the four Hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Condensed Consolidated Balance Sheet as “Restricted Cash.”

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We own the sole general partner’s interest in the Partnership. Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico property and through the Partnership and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended January 31, 2013, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our hotel property assets. There have been no material changes to our critical accounting policies since January 31, 2013.

HOTEL PROPERTIES LISTED FOR SALE

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

Proceeds from the sale of the Hotels if any will be used as needed to support hospitality service operations as cash flows from current operations, primarily the sale of hotel rooms, declines with the sale of the Hotels.

The table below lists the hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property Asset Values as of April 30, 2013

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,305,129	$1,203,279	$6,000,000
Ontario	5,831,396	6,232,651	16,900,000
Tucson Oracle	4,140,349	1,593,440	12,500,000
Tucson City Center	7,703,050	5,180,855	10,600,000
Yuma	5,397,676	5,440,467	14,000,000
	$24,377,600	$19,650,692	$60,000,000

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico property and through the Partnership and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. Occupancy increased from the first three months of fiscal year 2013 to the first three months of fiscal year 2014, while rates decreased. We anticipate this trend to continue throughout fiscal year 2014. During fiscal year 2014, capital improvements are expected to be reduced by approximately $800,000 from the prior year and we expect increased cash flow from the reduction of principal and interest payments on the Ontario property.

We have minimum debt payments of approximately $1.1 million remaining during fiscal year 2014 and approximately $6.2 million due during fiscal year 2015. We have a revolving bank line of credit, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor, has no financial covenants. On June 11, 2013, IHT renewed their line of credit until June 23, 2014. All other terms and conditions remain the same. The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables.  Mr. Wirth is a guarantor on the line of credit.  On April 30, 2013, the Trust had drawn $178,201 under the line of credit. The largest outstanding balance on the line of credit during the quarter ended April 30, 2013 was $450,000.

With the expected decrease in capital improvements, the availability of the $600,000 bank line of credit and increased cash flow from the reduction of principal and interest payments on the Ontario property, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for the next 12 months. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales.

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

Net cash provided by operating activities totaled $561,000 and $379,000 for the three months ended April 30, 2013 and 2012, respectively.  The increase in fiscal year 2014 compared to fiscal year 2013 was due to the improvement in the consolidated net income in the first quarter of fiscal year 2014 compared to first quarter of fiscal year 2013 offset by the large decrease in accounts payable and accrued expenses in 2013. We closely watched our expenses in the first quarter of fiscal year 2014 resulting in an improvement in our consolidated net income.

Net cash used in investing activities totaled $128,000 and $209,000 for the three months ended April 30, 2013 and 2012, respectively.  The decrease in funds used in 2013 was due to decreased capital refurbishment projects.

Net cash used in financing activities totaled $734,000 for the three months ended April 30, 2013, compared to $316,000 for the three months ended April 30, 2012.  The increase was primarily due to the $1.08 million of proceeds from sale of non-controlling ownership interest in subsidiaries, partially offset by the decrease of principal payments on mortgage notes payables due to the $1.0 million additional paydown of the Ontario mortgage in fiscal year 2013.

As of April 30, 2013, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually, as described below.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of April 30, 2013, $4,595 was held in these accounts and is reported on our Condensed Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the three months ended April 30, 2013 and 2012, the Hotels spent approximately $137,000 and $273,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives.  We plan to spend an additional $327,000 for capital expenditures in fiscal year 2014.  The Hotels also spent approximately $292,000 and $396,000 during the three months ended April 30, 2013 and 2012 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of April 30, 2013, we had mortgage notes payable of $19.65 million outstanding with respect to the Hotels, $301,000 in secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, $178,000 outstanding under our bank line of credit, and no principal due and payable under notes and advances payable to Mr. Wirth and his affiliates.

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

On May 2, 2013, the Trust received another letter from the NYSE MKT informing the Trust that the Trust is not in compliance with an additional continued listing standard of the NYSE MKT, Section 1003(a)(iii) of the NYSE MKT Company Guide, due to the Trust having stockholders’ equity of less than $6.0 million and net losses in five consecutive fiscal years as of January 31, 2013. The plan submitted in response to the first letter received increased stockholders’ equity in excess of $6.0 million before the April 30, 2014 deadline, therefore the Trust was not required to submit an additional plan to regain compliance with the continued listing standards.

The Trust will be subject to periodic review by the NYSE MKT’s staff during this extension period. Failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in the Trust being delisted from the NYSE MKT.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 76.50% for the three months ended April 30, 2013, an increase of 2.10% from the prior year period. ADR decreased $1.09, or 1.45%, to $74.77. The increased occupancy and decrease in ADR resulted in an increase of $1.36 in REVPAR to $57.82 from $56.46 in the prior year period. The increase in occupancy is due to the moderately improving trend in our economy.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE THREE MONTHS
	ENDED April 30,
	2013	2012
OCCUPANCY	76.50%	74.40%
AVERAGE DAILY RATE (ADR)	$74.77	$75.86
REVENUE PER AVAILABLE ROOM (REVPAR)	$57.82	$56.46

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2013 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2012

A summary of the operating results for the three months ended April 30, 2013 and 2012 is:

	2013	2012	Change	% Change
Total Revenues	$4,796,198	$4,819,625	$(23,427)	-0.5%
Operating Expenses	$(3,825,972)	$3,967,285	$141,313	3.6%
Operating Income	$970,226	$852,340	$117,886	13.8%
Interest Income	$8	$108	$(100)	-92.6%
Interest Expense	$187,019	$207,626	$(20,607)	-9.9%
Consolidated Net Income	$783,215	$644,822	$138,393	21.5%
Net Income Attributable to Controlling Interest	$435,250	$464,214	$(28,964)	-5.8%
Net Income Per Share – Basic	$0.05	$0.05	$-	0.0%

For the three months ended April 30, 2013, our total revenue was $4.8 million, relatively flat compared with the prior year period total of $4.8 million. Total operating expenses were $3.8 million for the three months ended April 30, 2013, a decrease of $141,000, or 3.6%, from the prior year period total of $4.0 million. The decrease was due primarily to reduced operating costs at the hotels, most notably in repairs and maintenance as there were fewer capital upgrade projects compared to the prior year at the Tucson City Center and Yuma properties.

General and administrative expense increased $26,000 for the three months ended April 30, 2013, or 3.3%, to $822,000 from $796,000 in the prior year period primarily due to professional fees at the corporate level.

Repairs and maintenance expense was $292,000 for the three months ended April 30, 2013, a decrease of $104,000, or 26.2%, from the prior year period total of $396,000. The decrease was primarily due to large projects at the Tucson City Center and Yuma properties in the prior year.

Operating income was $970,000 for the three months ended April 30, 2013, an increase of $118,000 compared to the prior year period operating income of $852,000. The increase was primarily due to reduced operating costs at the hotels due to the large maintenance projects mentioned above in the prior year period.

Net income attributable to controlling interest decreased by $29,000 for the three month period ended April 30, 2013 to $435,000, or $0.05 per basic share, from $464,000, or $0.05 per basic share, during the prior year period. The decrease is primarily due to increased ownership in the hotels belonging to non-controlling interest, reducing the income allocated to controlling interests.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned subsidiaries that are not included in our condensed consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding our intent, belief or current expectations, those of our Trustees or our officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) our plans and expectations regarding future sales of hotel properties; and (vii) trends affecting our or any Hotel’s financial condition or results of operations.

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

●

local, national or international economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in governmental regulations, including federal income tax laws and regulations;

●	competition;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	our ability to meet present and future debt service obligations;

●	our inability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases;

●	natural disasters;

●	data breaches; and

●	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2013.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 to the notes to unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009, January 31, 2010 and September 17, 2012, the Board of Trustees approved the purchase of up to 300,000, 250,000, 350,000 and 250,000 respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2013, the Trust acquired 11,863 Shares of Beneficial Interest in open and private market transactions at an average price of $1.91 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 266,957 limited partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly	Maximum Number of Shares that May Be Yet Purchased Under the Plans
February 1 – February 28, 2013	4,375	$1.94	4,375	274,445
March 1 – March 31, 2013	2,589	$1.91	2,589	271,856
April 1 – April 30, 2013	4,899	$1.90	4,899	266,957

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On June 11, 2013, IHT renewed their line of credit with Republic Bank AZ, N.A. with a maturity date of June 23, 2014. All other terms and conditions remained the same as described in the Liquidity and Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	XBRL Exhibits *
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Labels Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

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

INNSUITES HOSPITALITY TRUST

Dated:	June 14, 2013	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	June 14, 2013	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer