Form 10-Q
period 2013-07-31
INNSUITES HOSPITALITY TRUST
filed 2013-09-11
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2013

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

Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of September 3, 2013: 9,211,814

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	January 31, 2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$307,627	$493,953
Restricted Cash	41,955	13,783
Accounts Receivable, including $45,086 and $81,176 from related parties and net of Allowance for Doubtful Accounts of $34,049 and $34,415, as of July 31, 2013 and January 31, 2013, respectively	392,933	568,186
Prepaid Expenses and Other Current Assets	301,433	268,399
Total Current Assets	1,043,948	1,344,321
Hotel Properties, net	24,044,524	24,686,780
Property, Plant and Equipment, net	99,265	112,977
Deferred Finance Costs and Other Assets	110,503	137,884
TOTAL ASSETS	$25,298,240	$26,281,962

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,020,312	$2,298,497
Current Portion of Mortgage Notes Payable	1,229,963	1,208,365
Current Portion of Notes Payable to Banks	600,000	450,000
Current Portion of Other Notes Payable	130,398	189,799
Total Current Liabilities	3,980,673	4,146,661
Mortgage Notes Payable	18,122,211	18,746,559
Other Notes Payable	130,660	162,457

TOTAL LIABILITIES	22,233,544	23,055,677

Commitments and Contingencies (See Note 10)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,822,746 and 16,804,746 shares issued and 8,371,988 and 8,375,207 shares outstanding at July 31, 2013 and January 31, 2013, respectively	14,760,660	14,940,048
Treasury Stock, 8,450,758 and 8,429,539 shares held at July 31, 2013 and January 31, 2013, respectively	(11,918,290)	(11,877,886)
TOTAL TRUST SHAREHOLDERS' EQUITY	2,842,370	3,062,162
NON-CONTROLLING INTEREST	222,326	164,123
TOTAL EQUITY	3,064,696	3,226,285
TOTAL LIABILITIES AND EQUITY	$25,298,240	$26,281,962

See accompanying notes to unaudited

 condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED July 31,
	2013	2012
REVENUE
Room	$7,428,119	$7,314,135
Food and Beverage	561,762	603,035
Other	135,718	107,333
Management and Trademark Fees	97,611	166,624
TOTAL REVENUE	8,223,210	8,191,127

OPERATING EXPENSES
Room	1,902,041	1,939,662
Food and Beverage	494,266	521,742
Telecommunications	14,434	36,076
General and Administrative	1,769,173	1,614,296
Sales and Marketing	535,229	597,315
Repairs and Maintenance	606,240	767,220
Hospitality	440,158	442,220
Utilities	607,399	627,996
Hotel Property Depreciation	899,481	867,187
Real Estate and Personal Property Taxes, Insurance and Ground Rent	482,484	544,989
Other	4,475	5,053
TOTAL OPERATING EXPENSES	7,755,380	7,963,756

OPERATING INCOME	467,830	227,371
Interest Income	1,811	5,402
TOTAL OTHER INCOME	1,811	5,402
Interest on Mortgage Notes Payable	371,843	465,915
Interest on Notes Payable to Banks	8,852	1,094
Interest on Other Notes Payable	16,302	18,088
TOTAL INTEREST EXPENSE	396,997	485,097
CONSOLIDATED NET INCOME (LOSS)	72,644	(252,324)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	303,693	(30,547)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(231,049)	$(221,777)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,381,868	8,429,911

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED July 31,
	2013	2012
REVENUE
Room	$3,121,138	$3,030,877
Food and Beverage	205,596	243,681
Other	57,885	42,776
Management and Trademark Fees	42,393	54,168
TOTAL REVENUE	3,427,012	3,371,502

OPERATING EXPENSES
Room	954,550	962,446
Food and Beverage	200,885	258,663
Telecommunications	8,895	19,256
General and Administrative	946,692	817,924
Sales and Marketing	246,041	313,404
Repairs and Maintenance	314,019	371,223
Hospitality	212,061	215,197
Utilities	343,012	344,326
Hotel Property Depreciation	444,850	433,530
Real Estate and Personal Property Taxes, Insurance and Ground Rent	256,371	257,857
Other	2,032	2,645
TOTAL OPERATING EXPENSES	3,929,408	3,996,471

OPERATING LOSS	(502,396)	(624,969)
Interest Income	1,803	5,294
TOTAL OTHER INCOME	1,803	5,294
Interest on Mortgage Notes Payable	190,686	267,946
Interest on Notes Payable to Banks	8,852	890
Interest on Other Notes Payable	10,440	8,635
TOTAL INTEREST EXPENSE	209,978	277,471
CONSOLIDATED NET LOSS	(710,571)	(897,146)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(43,514)	(213,281)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(667,057)	$(683,865)
NET LOSS PER SHARE-BASIC AND DILUTED	$(0.08)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-	8,376,472	8,417,899
BASIC AND DILUTED

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2013

	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
	Shares	Amount	Shares	Amount	Shareholder Equity	Controlling Interest	Amount
Balance, January 31, 2013	8,375,207	$14,940,048	8,429,539	$(11,877,886)	$3,062,162	$164,123	$3,226,285

Net Income (Loss)	-	(231,049)	-	-	(231,049)	303,693	72,644
Purchase of Treasury Stock	(21,219)	-	21,219	(40,404)	(40,404)	-	(40,404)
Shares of Beneficial Interest Issues for Services Rendered	18,000	15,480	-	-	15,480	-	15,480
Sale of Ownership Interests in Subsidiary	-	40,062	-	-	40,062	(25,062)	15,000
Repurchase of Ownership Interests in Subsidiary	-	(20,000)	-	-	(20,000)	-	(20,000)
Distribution to Non-Controlling Interests	-	16,038	-	-	16,038	(220,347)	(204,309)
Reallocation of Non-Controlling Interests	-	81	-	-	81	(81)	-

Balance, July 31, 2013	8,371,988	$14,760,660	8,450,758	$(11,918,290)	$2,842,370	$222,326	$3,064,696

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$72,644	$(252,324)
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash Provided by Operating Activities:
Provision for Uncollectible Receivables	(366)	(21,075)
Stock-Based Compensation	15,480	19,800
Hotel Property Depreciation	899,481	867,187
Amortization of Deferred Loan Fees	27,381	36,256
Loss on Disposal of Hotel Property	6,533	-
Changes in Assets and Liabilities:
Accounts Receivable	175,619	(179,644)
Prepaid Expenses and Other Assets	(33,034)	(246,178)
Accounts Payable and Accrued Expenses	(278,185)	(158,628)
NET CASH PROVIDED BY OPERATING ACTIVITIES	885,553	65,394

CASH FLOWS FROM INVESTING ACTIVITIES
Payments Received on Notes Receivable from Related Party	-	454,577
Loans Made on Notes Receivable to Related Party	-	(699,150)
Change in Restricted Cash	(28,172)	44,241
Improvements and Additions to Hotel Properties	(250,046)	(657,895)
NET CASH USED IN INVESTING ACTIVITIES	(278,218)	(858,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(602,750)	(1,507,785)
Payments on Notes Payable to Banks	(1,277,909)	(805,027)
Borrowings on Notes Payable to Banks	1,427,909	1,160,972
Purchase of Treasury Stock	(29,544)	(128,762)
Purchase of Partnership Units	-	(525)
Purchase of Subsidiary Equity	(20,000)	-
Proceeds from Sale of Non-Controlling Ownership Interests in Subsidiaries	15,000	1,604,068
Distributions to Non-Controlling Interest	(204,309)	(205,256)
Payments on Other Notes Payable	(102,058)	(111,943)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(793,661)	5,742
NET DECREASE IN CASH AND CASH EQUIVALENTS	(186,326)	(787,091)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	493,953	983,424
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,627	$196,333

See Supplemental Disclosures at Note 9.

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31 AND JANUARY 31, 2013

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2013 AND 2012

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2013, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned 72.04% of the Partnership as of July 31, 2013 and January 31, 2013. The Trust’s weighted average ownership for the six month periods ended July 31, 2013 and 2012 was 72.04% and 72.03%, respectively.  As of July 31, 2013, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona and together with the Trust owned a 58.11% interest in another InnSuites® hotel located in Tucson, Arizona and a 61.60% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns and operates a Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 50.63% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and three hotels owned by affiliates of Mr. Wirth, the Company’s Chief Executive Officer.  All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels are set at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. The management fees for the three hotels owned by affiliates of Mr. Wirth were set at 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 due at year-end for annual accounting closing activities.  The additional year-end annual accounting closing fee of $15,000 was discontinued with no material effect on the financial operating results of the Trust at the end of fiscal year 2013. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  All such fees among InnSuites Hotels, the Trust and the Partnership have been eliminated in consolidation.   From January 1, 2012 through December 31, 2012, the fees received by InnSuites Hotels were equal to $10 per month per room for the first 100 rooms, and $2 per month per room for the number of rooms exceeding 100. As of January 1, 2013, these trademark fees were discontinued. In their place, the per reservation fee is increased to a flat 10% of the value of the reservations received.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  As of July 31 and January 31, 2013, 286,034 Class A Partnership units were issued and outstanding representing 2.17% of the total Partnership units.  Additionally, as of July 31 and January 31, 2013, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on July 31, 2013, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust.  As of July 31 and January 31, 2013, the Trust owns 9,517,545 general partner units in the Partnership, representing 72.04% of the total Partnership units.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP, are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period and the three-month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the Trust’s fiscal year ending January 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2013.

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

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first six months of fiscal year 2013 to the six months of fiscal year 2014, while rates decreased. Results are also significantly impacted by overall economic conditions and, specifically, conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented studio suites.

During fiscal year 2014, capital improvements are expected to be reduced by approximately $800,000 from the prior year and we expect increased cash flow from the reduction of principal and interest payments on the Ontario property. Additionally, we have a $600,000 bank line of credit which matures on June 23, 2014. As of July 31, 2013, the Trust had $600,000 drawn on this line of credit.

With the anticipated improved operations income, the expected decrease in capital improvements, and the increased cash flow from the reduction of principal and interest payments on the Ontario property, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available or available on terms that are favorable to the Trust.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal years 2012 and 2013, which could result in higher revenues and operating margins.  Challenges in fiscal year 2014 are expected to continue to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

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

For the six month periods ended July 31, 2013 and 2012, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  At the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,693,972 and 3,694,894 for the quarters ended July 31, 2013 and 2012, respectively.  Due to the net losses attributable to controlling interest, these Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during both six month periods ended July 31, 2013 and 2012. Therefore no reconciliation of basic and diluted income per share is presented.

3. STOCK-BASED COMPENSATION

For the six months ended July 31, 2013, the Trust recognized expenses of $15,480 related to stock-based compensation. The Trust issued 18,000 restricted shares with a total market value of $30,960 in February 2013 as compensation to its three outside Trustees for fiscal year 2014. On a monthly basis, each outside Trustee vests 500 shares.

The following table summarizes restricted share activity during the six months ended July 31, 2013:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance at January 31, 2013	—	—
Granted	18,000	$1.72
Vested	(9,000)	$1.72
Forfeited	—	—
Balance of unvested awards at July 31, 2013	9,000	$1.72

4. RELATED PARTY TRANSACTIONS

As of July 31, 2013 and 2012, the Trust had notes receivable agreements with Rare Earth Financial, an affiliate of Mr. Wirth. The notes bear interest at 7.0% per annum and are interest only quarterly payments. On July 31, 2013 and 2012, the balance of the notes was $25,000 and $244,573, respectively.

As of July 31, 2013 and 2012, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2013 and 2012, Mr. Wirth and his affiliates held 5,573,624 Shares of Beneficial Interest of the Trust.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP” and Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP” for additional information on related party transactions.

5. NOTE PAYABLE TO BANK

As of July 31, 2013, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2014.   The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $600,000 on this line of credit as of July 31, 2013.

6. SALE OF MEMBERSHIP INTERESTS IN ALBUQUERQUE SUITE HOSPITALITY, LLC

As of July 31, 2013, the Trust holds a 50.63% ownership interest, Mr. Wirth and his affiliates hold a 0.12% interest, and other parties hold a 49.25% interest. The Albuquerque entity has minimum preference payments to unrelated unit holders of $137,900, to the Trust of $141,750 and to Rare Earth of $350 per year payable quarterly for calendar years 2014 and 2015.

7. SALE OF PARTNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES, LP

At July 31, 2013, the Partnership had sold 259 units to unrelated parties at $10,000 per unit totaling $2,590,000. As of July 31, 2013, the Partnership holds a 56.42% ownership interest in the Tucson entity, the Trust holds a 1.70% ownership interest, Mr. Wirth and his affiliates hold a 1.85% interest, and other parties hold a 40.03% interest. The Tucson entity has minimum preference payments to unrelated unit holders of $181,300, to the Trust of $7,700, to the Partnership of $255,500 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2014 and 2015.

8. SALE OF PARTNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES, LP

At July 31, 2013, the Partnership had sold 235 units to unrelated parties at $10,000 per unit totaling $2,350,000. As of July 31, 2013, the Partnership holds a 61.55% ownership interest in the Ontario entity, the Trust holds a 0.05% ownership interest, Mr. Wirth and his affiliates hold a 1.57% interest, and other parties hold a 36.83% interest. The Ontario entity has minimum preference payments to unrelated unit holders of $164,500, to the Trust of $210, to the Partnership of $274,890 and to Rare Earth of $7,000 per year payable quarterly for calendar years 2013 and 2014.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $396,997 and $485,097 in cash for interest for the six months ended July 31, 2013 and 2012, respectively.

During the second quarter of fiscal year 2014, the Trust issued a promissory note for $10,500 to an unrelated third party for the purchase of 5,656 Shares of Beneficial Interest of the Trust shares. The note is due in 24 monthly principal and interest installments of $470 and matures on July 9, 2015 with a down payment of $360.

10. COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the six months ended July 31, 2013 was $144,508, including a variable component based on gross revenues of each property that totaled approximately $47,791

During fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters. The Trust recorded $21,470 and $17,237 of general and administrative expense related to the lease during the six-month period ended July 31, 2013 and 2012, respectively. The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600. Currently our rent is $3,694 per month. The Trust has the option to cancel the lease after each lease year for penalties of four months rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2014	$127,660
2015	233,721
2016	212,121
2017	212,121
2018	212,121
Thereafter	5,014,895
Total	$6,012,639

The Trust is obligated under loan agreements relating to three of its Hotels to deposit 4% of the individual Hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the three Hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Condensed Consolidated Balance Sheet as “Restricted Cash.”

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

HOTEL PROPERTIES LISTED FOR SALE

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and marketing services. This plan is similar to strategies followed by internationally diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. We began our long-term corporate strategy when we relinquished our REIT income tax status in January 2004, which had previously prevented us from providing management services to hotels. In June 2004, we acquired our trademark license and management agreements and began providing management, trademark and reservations services to our Hotels.

We expect to use proceeds from the sale of the Hotels, if any, as needed to support hospitality service operations as cash flow from current operations, primarily the sale of hotel rooms, declines with the sale of the Hotels.

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property Asset Values as of July 31, 2013

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,280,638	$1,178,336	$5,900,000
Ontario	5,763,036	6,149,692	15,900,000
Tucson Oracle	4,077,523	1,478,330	12,500,000
Tucson City Center	7,615,414	5,133,961	9,995,000
Yuma	5,307,913	5,411,855	14,000,000
	$24,044,524	$19,352,174	$58,295,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the areas of operation of the Hotels and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

There is no assurance that the listed sales price for the individual Hotel properties will be realized.  However, our management believes that these values are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the listed asking prices.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico property, and through the Partnership and our direct ownership of the Yuma, Arizona property.  The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. Occupancy increased from the first six months of fiscal year 2013 to the first six months of fiscal year 2014, while rates decreased. We anticipate this trend to continue throughout fiscal year 2014. Results are also significantly impacted by overall economic conditions and, specifically, conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

We have minimum debt payments of approximately $1.23 million remaining over the last six months of fiscal year 2014 and the first six months of fiscal year 2015. We have a revolving bank line of credit, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.0% per annum, with a 6.0% rate floor, and has no financial covenants. On June 11, 2013, we renewed the line of credit until June 23, 2014. All other terms and conditions remain the same. The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables.  Mr. Wirth is a guarantor on the line of credit.  On July 31, 2013, the Trust had drawn $600,000 under the line of credit. The largest outstanding balance on the line of credit during the quarter ended July 31, 2013 was $600,000.

During fiscal year 2014, capital improvements are expected to be reduced by approximately $800,000 from the prior year and we expect increased cash flow from the reduction of principal and interest payments on the Ontario property.

With the expected decrease in capital improvements and increased cash flow from the reduction of principal and interest payments on the Ontario property, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for the next 12 months. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales. However, such transactions may not be available on terms that are favorable to us.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2012 and 2013, which could result in higher revenues and operating margins.  Challenges in fiscal year 2014 are expected to continue to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by operating activities totaled $885,000 and $65,000 for the six months ended July 31, 2013 and 2012, respectively.  Partially offset by changes in Accounts Payable, the increase of net cash provided by operating activities during the first six months of fiscal year 2014 compared to the first six months of fiscal year 2013 was due to (a) the improvement in the consolidated net income; (b) the decrease in accounts receivable; and (c) the decrease in prepaid expenses and other assets offset by the increase in accounts payable and accrued expenses. We closely watched our expenses in the first six months of fiscal year 2014 resulting in an improvement in our consolidated net income.

Net cash used in investing activities totaled $278,000 and $858,000 for the six months ended July 31, 2013 and 2012, respectively.  The decrease in net cash used in investing activities during the first six months of fiscal year 2014 compared to the first six months of fiscal year 2013 was due to the net decrease in loans made on notes receivables to related parties and the decreased capital refurbishment projects.

Net cash used in financing activities totaled $794,000 for the six months ended July 31, 2013, compared to net cash provided by financing activities of $6,000 for the six months ended July 31, 2012.  The net cash used in financing activities for the first six months of fiscal year 2014 as compared the net cash provided in financing activities for the first sixth months of fiscal year 2013 was due to (a) $905,000 decrease in fiscal year 2014 of principal payments of mortgage notes payable; $473,000 increase in payments on notes payable to banks; (c) a $267,000 increase in borrowings on notes payable to banks; (d) a $99,000 decrease in purchase of treasury stock; and (e) a $1,589,000 decrease in proceeds from sale of non-controlling ownership interests in subsidiaries.

As of July 31, 2013, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of July 31, 2013, $41,955 was held in these accounts and is reported on our Condensed Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the six months ended July 31, 2013 and 2012, the Hotels spent approximately $250,000 and $658,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives.  The Hotels also spent approximately $606,240 and $767,220 during the six months ended July 31, 2013 and 2012 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of July 31, 2013, we had mortgage notes payable of $19.35 million outstanding with respect to the Hotels, $261,000 in secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, $600,000 outstanding under our bank line of credit, and no principal due and payable under notes and advances payable to Mr. Wirth and his affiliates.

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

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 74.72% for the six months ended July 31, 2013, an increase of 6.21% from the prior year period. ADR decreased $2.74, or 4.00%, to $66.84. The increased occupancy and decrease in ADR resulted in an increase of $3.20 in REVPAR to $50.87 from $47.67 in the prior year period. The increase in occupancy is due to the moderately improving trend in our economy.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE SIX MONTHS ENDED JULY 31,
	2013	2012
OCCUPANCY	74.72%	68.51%
AVERAGE DAILY RATE (ADR)	$66.84	$69.58
REVENUE PER AVAILABLE ROOM (REVPAR)	$50.87	$47.67

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2013 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2012

A summary of the operating results for the six months ended July 31, 2013 and 2012 is:

	2013	2012	Change	% Change
Total Revenues	$8,223,210	$8,191,127	$32,083	0.39%
Operating Expenses	$7,755,380	$7,963,756	$(208,376)	-2.62%
Operating Income	$467,830	$227,371	$240,459	105.76%
Interest Income	$1,811	$5,402	$(3,591)	-66.48%
Interest Expense	$396,997	$485,097	$(88,100)	-18.16%
Consolidated Net Income (Loss)	$72,644	$(252,324)	$324,968	128.79%
Net Loss Attributable to Controlling Interests	$(231,049)	$(221,777)	$(9,272)	-4.18%
Net Loss Per Share – Basic	$(0.03)	$(0.03)	$-	0.00%

For the six months ended July 31, 2013 compared to our six months ended July 31, 2012, our revenues were $8.223 million, an increase of $32,000 or 0.39%. Revenues from hotel operations increased slightly during the first six months of fiscal year 2014 as compared to the same period during fiscal year 2013 due to higher occupancy as a result of moderately improving economic conditions.

Management closely watched its operating expenses as operating expenses decreased $208,000 during the first six months of fiscal year 2014 as compared to the first six months of fiscal year 2013. The net decrease in operating expenses was due to a decrease in room, food and beverage, telecommunications, sales and marketing, and repairs and maintenance operating expenses. We incurred additional general and administrative expenses during the first six months of fiscal year 2014 as compared to the first six months of fiscal year 2013 but expect a decrease in general and administrative expenses for the remainder of fiscal year 2014.

Operating income was $468,000 for the six months ended July 31, 2013 as compared to $227,000 for the six months ended July 31, 2012, an increase of $240,000. This increase was primarily due to flat revenues and a decrease in operating expenses. Management is continuing its evaluation of its sales and rate management program at the Hotels.

Our interest expense was $397,000 for the first six months of fiscal year 2014 as compared to $485,000 for the first six months of fiscal year 2013 primarily due to the successful debt restructure for our Ontario property.

Consolidated net income was $73,000 for the first six months of fiscal year 2014 and consolidated net loss for the first six months of fiscal year 2013 was ($252,000), an increase of $325,000 or 129%. Net loss attributable to controlling interest slightly increased to ($231,000) during the first six months of fiscal year 2014 as compared to the first six months of fiscal year 2013.

Net loss attributable to controlling interests increased by $9,000 for the six month period ended July 31, 2013 to ($231,000), or ($0.03) per basic share, from ($222,000), or ($0.03) per basic share, during the prior year period. The increase is primarily due to increased ownership in the hotels belonging to non-controlling interest, reducing the income allocated to controlling interests.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2013 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2012

A summary of the operating results for the three months ended July 31, 2013 and 2012 is:

	2013	2012	Change	% Change
Total Revenues	$3,427,012	$3,371,502	$55,510	1.65%
Operating Expenses	$3,929,408	$3,996,471	$(67,063)	-1.68%
Operating Loss	$(502,396)	$(624,969)	$122,573	19.61%
Interest Income	$1,803	$5,294	$(3,491)	-65.94%
Interest Expense	$209,978	$277,471	$(67,493)	-24.32%
Consolidated Net Loss	$(710,571)	$(897,146)	$186,575	20.80%
Net Loss Attributable to Controlling Interests	$(667,057)	$(683,865)	$16,808	2.46%
Net Loss Per Share – Basic	$(0.08)	$(0.08)	$-	0.00%

For the second quarter of fiscal year 2014, our total revenue was $3.427 million, or 1.65% increase from the second quarter of fiscal year 2013. During the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013, Room Revenues increased slightly by $90,000, food and beverage revenues decreased by $38,000 and other and management and trademark fees were relatively flat.

Management closely watched its operating expenses as operating expenses decreased $67,000 during the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. The net decrease in operating expenses was due to a decrease in food and beverage, sales and marketing, and repairs and maintenance operating expenses saving the trust almost $181,000. The Trust incurred additional general and administrative expenses during the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2014 but expects a decrease in general and administrative expenses for the remainder of fiscal year 2014.

Operating loss was ($502,000) for the three months ended July 31, 2013 as compared to ($625,000) for the three months ended July 31, 2012, a decrease of operating loss of $123,000. This decrease in operating loss was primarily due to an increase in revenues and a decrease in operating expenses. Management is continuing its evaluation of its sales and rate management program at the Hotels and is continuing to control operating expenses.

Our interest expense decreased by $67,000 for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012 primarily due to the successful debt restructure for our Ontario property.

Net loss attributable to controlling interests increased by $16,000 or 2.46% for the three month period ended July 31, 2013, to ($667,000) or ($0.08) per basic share, from ($684,000), or ($0.08) per basic share, during the prior year period. While consolidated net loss decreased during the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013, the net loss attributable to controlling interests did not decrease to the same level due to the increased ownership in the Hotels belonging to non-controlling interest, reducing the loss allocated to controlling interests.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest taxes depreciation and amortization (“EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

Adjusted EBITDA is defined as earnings before minority interest, interest expense, amortization of loan costs, interest income, income taxes, depreciation and amortization, and non-controlling interests in the Trust. We present Adjusted EBITDA because we believe these measurements (a) more accurately reflect the ongoing performance of our hotel assets and other investments, (b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and (c) provide an overall evaluation of our financial condition. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the six months and three months ended July 31, 2013, and 2012 follows:

	Six Months Ended July 31,
	2013	2012
Net loss attributable to controlling interests	$(231,049)	$(221,777)
Add back:
Depreciation	899,481	867,187
Interest expense	396,997	485,097
Non-controlling interest	303,693	(30,547)
Less:
Interest income	1,811	5,402
ADJUSTED EBITDA	$1,367,311	$1,094,558

	Three Months Ended July 31,
	2013	2012
Net loss attributable to controlling interests	$(667,057)	$(683,865)
Add back:
Depreciation	444,850	433,530
Interest expense	209,978	277,471
Non-controlling interest	(43,514)	(213,281)
Less:
Interest income	1,803	5,294
ADJUSTED EBITDA	$(57,546)	$(191,439)

FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. The Trust is an unincorporated Ohio real estate investment trust; however, the Trust is not a real estate investment trust for federal taxation purposes. Management uses this measurement to compare itself to REITs with similar depreciable assets. We consider FFO to be an appropriate measure of our ongoing normalized operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other companies that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

A reconciliation of FFO to net loss attributable to controlling interests for the six months and three months ended July 31, 2013 and 2012 follows:

	Six Months Ended July 31,
	2013	2012
Net loss attributable to controlling interest	$(231,049)	$(221,777)
Add back:
Gains/Losses on Sales of Hotel Property	6,533	-
Asset Impairment adjustments	-	-
Extraordinary items	-	-
Depreciation	899,481	867,187
Non-controlling interest	303,693	(30,547)
FFO	$978,658	$614,863

	Three Months Ending July 31,
	2013	2012
Net loss attributable to controlling interest	$(667,057)	$(683,865)
Add back:
Gains/Losses on Sales of Hotel Property	4,369	-
Asset Impairment adjustments	-	-
Extraordinary items	-	-
Depreciation	444,850	433,530
Non-controlling interest	(43,514)	(213,281)
FFO	$(261,352)	$(463,616)

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding our intent, belief or current expectations, those of our Trustees or our officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) our plans and expectations regarding future sales of hotel properties; and (vii) trends affecting our or any Hotel’s financial condition or results of operations.

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

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in governmental regulations, including federal income tax laws and regulations;

●	competition;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our inability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases;

●	natural disasters;

●	data breaches; and

●	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009, January 31, 2010 and September 17, 2012, the Board of Trustees approved the purchase of up to 300,000, 250,000, 350,000 and 250,000 respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the six months ended July 31, 2013, the Trust acquired 21,219 Shares of Beneficial Interest in open and private market transactions at an average price of $1.90 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 257,601 limited partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plan

May 1- May 31, 2013	1,500	$1.97	1,500	265,457
June 1 - June 30, 2013	5,656	$1.92	5,656	259,801
July 1- July 31, 2013	2,200	$1.77	2,200	257,601

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1

Changes in Terms Agreement for Bank Line of Credit, dated as of June 11, 201, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender

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

INNSUITES HOSPITALITY TRUST

Dated:	September 11, 2013	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	September 11, 2013	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer