Form 10-Q
period 2013-10-31
INNSUITES HOSPITALITY TRUST
filed 2013-12-06
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2013

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

Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of December 5, 2013: 9,202,282

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013	January 31, 2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$140,719	$493,953
Restricted Cash	37,371	13,783
Accounts Receivable, including $49,852 and $81,176 from related parties and net of Allowance for Doubtful Accounts of $15,453 and $34,415, as of October 31, 2013 and January 31, 2013, respectively	314,016	568,186
Prepaid Expenses and Other Current Assets	296,959	268,399
Total Current Assets	789,065	1,344,321
Hotel Properties, net	23,759,898	24,686,780
Property, Plant and Equipment, net	98,861	112,977
Deferred Finance Costs and Other Assets	105,602	137,884
TOTAL ASSETS	$24,753,426	$26,281,962

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,477,837	$2,298,497
Current Portion of Mortgage Notes Payable	1,245,234	1,208,365
Current Portion of Notes Payable to Banks	750,383	450,000
Current Portion of Other Notes Payable	106,251	189,799
Total Current Liabilities	4,579,705	4,146,661
Mortgage Notes Payable	17,805,992	18,746,559
Other Notes Payable	119,807	162,457

TOTAL LIABILITIES	22,505,504	23,055,677

Commitments and Contingencies (See Note 10)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,822,746 and 16,804,746 shares issued and 8,349,773 and 8,375,207 shares outstanding at October 31, 2013 and January 31, 2013, respectively	14,153,809	14,940,048
Treasury Stock, 8,472,973 and 8,429,539 shares held at October 31, 2013 and January 31, 2013, respectively	(11,959,007)	(11,877,886)
TOTAL TRUST SHAREHOLDERS' EQUITY	2,194,802	3,062,162
NON-CONTROLLING INTEREST	53,120	164,123
TOTAL EQUITY	2,247,922	3,226,285
TOTAL LIABILITIES AND EQUITY	$24,753,426	$26,281,962

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED October 31,
	2013	2012
REVENUE
Room	$10,185,717	$10,213,833
Food and Beverage	746,485	836,833
Other	186,136	162,161
Management and Trademark Fees	143,976	213,485
TOTAL REVENUE	11,262,314	11,426,312

OPERATING EXPENSES
Room	2,834,218	2,779,221
Food and Beverage	690,870	770,503
Telecommunications	23,249	45,658
General and Administrative	2,459,796	2,363,403
Sales and Marketing	804,916	850,151
Repairs and Maintenance	923,115	1,087,408
Hospitality	624,062	621,742
Utilities	925,906	971,271
Hotel Property Depreciation	1,333,765	1,307,203
Real Estate and Personal Property Taxes, Insurance and Ground Rent	678,106	727,769
Other	6,990	8,144
TOTAL OPERATING EXPENSES	11,304,993	11,532,473
OPERATING LOSS	(42,679)	(106,161)
Interest Income	1,816	19,524
TOTAL OTHER INCOME	1,816	19,524
Interest on Mortgage Notes Payable	560,233	701,968
Interest on Notes Payable to Banks	17,745	8,935
Interest on Other Notes Payable	27,877	25,761
TOTAL INTEREST EXPENSE	605,855	736,664
CONSOLIDATED NET LOSS	(646,718)	(823,301)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	199,737	(195,570)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(846,455)	$(627,731)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.10)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,375,835	8,419,415

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED October 31,
	2013	2012
REVENUE
Room	$2,757,598	$2,899,698
Food and Beverage	184,723	233,798
Other	50,418	54,828
Management and Trademark Fees	46,365	46,861
TOTAL REVENUE	3,039,104	3,235,185

OPERATING EXPENSES
Room	932,177	839,559
Food and Beverage	196,604	248,761
Telecommunications	8,815	9,582
General and Administrative	690,623	749,107
Sales and Marketing	269,687	252,836
Repairs and Maintenance	316,875	320,188
Hospitality	183,904	179,522
Utilities	318,507	343,275
Hotel Property Depreciation	434,284	440,016
Real Estate and Personal Property Taxes, Insurance and Ground Rent	195,622	182,780
Other	2,515	3,091
TOTAL OPERATING EXPENSES	3,549,613	3,568,717
OPERATING LOSS	(510,509)	(333,532)
Interest Income	5	14,122
TOTAL OTHER INCOME	5	14,122
Interest on Mortgage Notes Payable	188,390	236,053
Interest on Notes Payable to Banks	8,893	7,841
Interest on Other Notes Payable	11,575	7,673
TOTAL INTEREST EXPENSE	208,858	251,567
CONSOLIDATED NET LOSS	(719,362)	(570,977)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(108,339)	(172,857)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(611,023)	$(398,120)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,363,876	8,400,593

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013

	Total Equity

	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
	Shares	Amount	Shares	Amount	Shareholder Equity	Controlling Interest	Amount
Balance, January 31, 2103	8,375,207	$14,940,048	8,429,539	$(11,877,886)	$3,062,162	$164,123	$3,226,285

Net (Loss) Income	-	(846,455)	-	-	(846,455)	199,737	(646,718)
Purchase of Treasury Stock	(43,434)	-	43,434	(81,121)	(81,121)	-	(81,121)
Shares of Beneficial Interest Issued for Services Rendered	18,000	23,220	-	-	23,220	-	23,220
Sales of Ownership Interests in Subsidiary	-	47,704	-	-	47,704	17,296	65,000
Distribution to Non-Controlling Interests	-	15,450	-	-	15,450	(345,727)	(330,277)
Reallocation of Non-Controlling Interests	-	(17,691)	-	-	(17,691)	17,691	-
Syndication Costs	-	(8,467)	-	-	(8,467)	-	(8,467)

Balance, October 31, 2013	8,349,773	$14,153,809	8,472,973	$(11,959,007)	$2,194,802	$53,120	$2,247,922

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(646,718)	$(823,301)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by (Used in) Operating Activities:
Provision for Uncollectible Receivables	(18,962)	(19,092)
Stock-Based Compensation	23,220	29,700
Hotel Property Depreciation	1,333,765	1,307,203
Amortization of Deferred Loan Fees	32,822	78,297
Loss on Disposal of Property and Equipment	14,486	-
Changes in Assets and Liabilities:
Accounts Receivable	273,132	192,865
Prepaid Expenses and Other Assets	(29,237)	(184,253)
Accounts Payable and Accrued Expenses	179,340	(527,496)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,161,848	53,923

CASH FLOWS FROM INVESTING ACTIVITIES
Payments Received on Notes Receivable from Related Party	-	1,118,453
Loans Made on Notes Receivable to Related Party	-	(1,425,459)
Change in Restricted Cash	(23,588)	29,144
Improvements and Additions to Hotel Properties	(407,254)	(981,126)
NET CASH USED IN INVESTING ACTIVITIES	(430,842)	(1,258,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(903,698)	(6,769,025)
Proceeds from Refinancing of Mortgage Notes Payable	-	5,472,715
Payments on Notes Payable to Banks	(1,432,664)	(1,560,446)
Borrowings on Notes Payable to Banks	1,733,047	2,160,446
Purchase of Treasury Stock	(51,292)	(161,431)
Purchase of Partnership Units	-	(525)
Repurchase of Subsidiary Equity	(20,000)	(315,000)
Sales of Subsidiary Equity	85,000	1,985,338
Distributions to Non-Controlling Interest	(330,277)	(324,626)
Payments of Syndicated Costs	(8,467)	-
Payments on Other Notes Payable	(155,889)	(169,790)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,084,240)	317,656
NET DECRESASE IN CASH AND CASH EQUIVALENTS	(353,234)	(887,409)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	493,953	983,424
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,719	$96,015

See Supplemental Disclosures at Note 9.

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31 AND JANUARY 31, 2013

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2013, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) controls directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned 72.04% of the Partnership as of October 31, 2013 and January 31, 2013. The Trust’s weighted average ownership for the nine month periods ended October 31, 2013 and 2012 was 72.04% and 72.03%, respectively.  As of October 31, 2013, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona and together with the Trust owned a 55.09% interest in another InnSuites® hotel located in Tucson, Arizona and a 61.60% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns and operates a Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 50.63% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and three other hotels owned by affiliates of Mr. Wirth, the Company’s Chief Executive Officer and Chairman of the Board of Trustees.  All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels are set at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. The management fees for the three hotels owned by affiliates of Mr. Wirth were set at 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 due at year-end for annual accounting closing activities.  The additional year-end annual accounting closing fee of $15,000 was discontinued at the end of fiscal year 2013. As of October 1, 2013, the accounting fee for the three hotels owned by affiliates of Mr. Wirth increased from $1,000 to $2,000 per month, which is consistent with the structure for the Hotels. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  All such fees among InnSuites Hotels, the Trust and the Partnership have been eliminated in consolidation.   From January 1, 2012 through December 31, 2012, the fees received by InnSuites Hotels were equal to $10.00 per month per room for the first 100 rooms, and $2.00 per month per room for the number of rooms exceeding 100. As of January 1, 2013, these trademark fees were discontinued. In their place, the per reservation fee was increased to a flat 10% of the value of the reservations received.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  As of October 31 and January 31, 2013, 286,034 Class A Partnership units were issued and outstanding representing 2.17% of the total Partnership units.  Additionally, as of October 31 and January 31, 2013, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 25.79% of the total Partnership units. If all of the Class A and B Partnership units were converted on October 31, 2013, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust.  As of October 31 and January 31, 2013, the Trust owns 9,517,545 general partner units in the Partnership, representing 72.04% of the total Partnership units.

BASIS OF PRESENTATION

The financial statements of the Partnership, InnSuites Hotels and Yuma Hospitality LP, are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and the three-month periods ended October 31, 2013 are not necessarily indicative of the results that may be expected for the Trust’s fiscal year ending January 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K as of and for the year ended January 31, 2013.

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

The Trust’s operations are affected by numerous factors, including the economy and its effect on the travel and hospitality industries and competition in the hotel industry.  The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions, is our share of the Partnership’s cash flow, cash flows from the Albuquerque, New Mexico property and the Yuma, Arizona property.  The Partnership’s principal source of cash flows is Hotel operations for the one hotel property it owns and from its partial ownership of the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from Hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates. Occupancy increased from the first nine months of fiscal year 2013 to the nine months of fiscal year 2014, while rates decreased. Results are also significantly impacted by overall economic conditions and, specifically, conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented studio suites.

During fiscal year 2014, capital improvements are expected to be reduced by approximately $725,000 from the prior year and we expect increased cash flow from the reduction of principal and interest payments on the Ontario property. Additionally, we have a $600,000 bank line of credit which matures on June 23, 2014. As of October 31, 2013, the Trust had $600,000 drawn on this line of credit.

With anticipated improved operating income, anticipated additional capital offerings, increased cash flow from the reduction of principal and interest payments on the Ontario property, and the anticipated business loan (see Note 11), management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available or available on terms that are favorable to the Trust.

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

At the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,693,972 and 3,694,894.  Due to the net losses attributable to controlling interest, these Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during both nine month and three month periods ended October 31, 2013 and 2012. Therefore no reconciliation of basic and diluted income per share is presented.

3. STOCK-BASED COMPENSATION

For the nine months ended October 31, 2013, the Trust recognized expenses of $23,220 related to stock-based compensation. The Trust issued 18,000 restricted shares with a total market value of $30,960 in February 2013 as compensation to its three outside Trustees for fiscal year 2014. On a monthly basis, each outside Trustee vests 500 shares.

The following table summarizes restricted share activity during the nine months ended October 31, 2013:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2013	-	—
Granted	18,000	$1.72
Vested	(13,500)	$1.72
Forfeited	-	—
Balance of unvested awards at October 31, 2013	4,500	$1.72

4. RELATED PARTY TRANSACTIONS

As of October 31, 2013, the Trust had advances payable and as of October 31, 2012, the Trust had advances receivable with affiliates of Mr. Wirth. The advances bear interest at 7.0% per annum and are interest only quarterly payments at a minimum. No prepayment penalties exist on any of these advances. Related party balances significantly fluctuate through the fiscal year. On October 31, 2013 and 2012 the advances payable balance was $564,150 and advances receivable balance was $307,006, respectively. Related party net interest expense for the nine months ending October 31, 2013 was $4,796, and net interest income for the nine months ending October 31, 2012 was $13,024. Advances receivables with affiliates are included in “Accounts Receivable,” and notes payable with affiliates are included in the “Accounts Payable and Accrued Expenses” of the Trust’s Condensed Consolidated Balance Sheets.

As of October 31, 2013 and 2012, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2013 and 2012, Mr. Wirth and his affiliates held 6,055,376 Shares of Beneficial Interest of the Trust.

See Note 6 – “Sale of Membership Interests in Albuquerque Suite Hospitality, LLC”, Note 7 – “Sale of Partnership Interests in Tucson Hospitality Properties, LP”, Note 8 – “Sale of Partnership Interests in Ontario Hospitality Properties, LP” and Note 11 – “Subsequent Events - Additional Sale of Partnership Interests in Tucson Hospitality Properties, LP” for additional information on related party transactions.

5. NOTES PAYABLE TO BANK

On September 24, 2013, Ontario Hospitality Properties, LP (“Ontario”), a subsidiary of the Trust, entered into a $168,540 business loan, including $9,540 of loan fees, with American Express Bank, FSB (the “Agreement) with a maturity date of September 23, 2014. The agreement includes accelerated provisions upon default. The business loan is secured and paid back with 30% of the Ontario American Express merchant receipts received during the loan period. As of October 31, 2013, the business loan balance was $150,383.

As of October 31, 2013, the Trust has a revolving bank line of credit agreement with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2014.   The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $600,000 on this line of credit as of October 31, 2013.

6. SALE OF MEMBERSHIP INTERESTS IN ALBUQUERQUE SUITE HOSPITALITY, LLC

As of October 31, 2013, the Trust holds a 50.63% ownership interest, Mr. Wirth and his affiliates hold a 0.12% interest, and other parties hold a 49.25% interest. The Albuquerque entity has discretionary preference payments to unrelated unit holders of $137,900, to the Trust of $141,750 and to Rare Earth of $350 per year payable quarterly for calendar years 2014 and 2015.

7. SALE OF PARTNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES, LP

On October 1, 2013, the Trust and Partnership entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. As of October 31, 2013 and per the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis. The Board of Trustees approved this restructuring on September 14, 2013. The Tucson entity is raising $1,600,000 by selling 160 units. Of the 160 units, the Partnership and Trust are purchasing a net of 46 units. Consolidated proceeds after the Partnership and Trust purchase are expected to be $1,140,000. Under the updated restructured limited partnership agreement, Rare Earth continues as general partner of the Tucson entity along with the Partnership.

The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2016 at which point it is anticipated the hotels will be owned free and clear.  Class A units are owned by unrelated third parties and have first discretionary priority for distributions. Class B units are owned by the Trust and/or the Partnership and have second discretionary priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest discretionary priority for distributions from the Tucson entity. Discretionary priority distributions are cumulative through June 30, 2016. After June 30, 2016, the Partnership will make distributions per the Partnership agreement, at the discretion of the General Partner.  Rare Earth will receive a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Assuming all 160 units are sold from the offering discussed above, discretionary priority distributions to all Classes are projected to be $540,400 annually through June 30, 2016. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the property.

At October 31, 2013, the Partnership had sold seven units to unrelated parties at $10,000 per unit totaling $70,000 under the updated restructuring agreement. As of October 31, 2013, the Partnership holds a 53.31% ownership interest in the Tucson entity, the Trust holds a 1.78% ownership interest, Mr. Wirth and his affiliates hold a 1.94% interest, and other parties hold a 42.97% interest. The Tucson entity has discretionary payments to unrelated unit holders of $186,200, to the Trust of $7,700, to the Partnership of $255,500 and to Rare Earth of $8,400 per year payable quarterly for calendar years 2014 and 2015.

See Note 11 - “Subsequent Events - Additional Sale of Partnership Interests in Tucson Hospitality Properties, LP” for additional information on related party transactions.

8. SALE OF PARTNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES, LP

At October 31, 2013, the Partnership had sold 235 units to unrelated parties at $10,000 per unit totaling $2,350,000. As of October 31, 2013, the Partnership holds a 61.55% ownership interest in the Ontario entity, the Trust holds a 0.05% ownership interest, Mr. Wirth and his affiliates hold a 1.57% interest, and other parties hold a 36.83% interest. The Ontario entity has minimum discretionary payments to unrelated unit holders of $164,500, to the Trust of $210, to the Partnership of $274,890 and to Rare Earth of $7,000 per year payable quarterly for calendar years 2013 and 2014.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $599,262 and $745,571 in cash for interest for the nine months ended October 31, 2013 and 2012, respectively.

During the third quarter of fiscal year 2014, the Trust issued a promissory note for $18,500 to an unrelated third party for the purchase of 9,532 Shares of Beneficial Interest of the Trust shares. The note is due in 36 monthly principal and interest installments of $571 and matures on October 22, 2016.

 10.  COMMITMENTS AND CONTINGENCIES

Two of the Hotels are subject to non-cancelable ground leases expiring in 2033 and 2050.  Total expense associated with the non-cancelable ground leases for the nine months ended October 31, 2013 was $149,747, including a variable component based on gross revenues of one of the properties that totaled approximately $90,849.

During fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters. The Trust recorded $31,703 and $24,152 of general and administrative expense related to the lease during the nine-month period ended October 31, 2013 and 2012, respectively. The lease includes a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600. Currently our rent is $3,694 per month. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of 2014	$63,598
2015	$234,283
2016	$212,121
2017	$212,121
2018	$212,121
Thereafter	$5,014,895
Total	$5,949,139

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

11.  SUBSEQUENT EVENT – ADDITIONAL SALE OF PARTNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES, LP AND ADDITIONAL BUSINESS LOAN

As discussed in Note 7 of the Financial Statements, the Trust sold seven units as of October 31, 2013. Subsequently, we continue to sell units during the fourth quarter of fiscal year 2014 ending January 31, 2014. As of November 26, 2014, the Trust has received verbal commitment from our investors to buy the remaining units of the offering by January 31, 2014.

On November 25, 2013, Yuma Hospitality Properties Limited Partnership (“Yuma”), a subsidiary of the Trust, entered into a $342,000 business loan with American Express Bank, FSB with a maturity date of November 24, 2014. The agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 30% of the Ontario American Express, VISA and MasterCard merchant receipts received during the loan period. The funds will be used for Yuma working capital.

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

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and marketing services. This plan is similar to strategies followed by internationally diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. We began our long-term corporate strategy when we relinquished our REIT income tax status in January 2004, which had previously prevented us from providing management and/or branding services to hotels. In June 2004, we acquired our trademark license and management agreements and began providing management, trademark and reservations services to our Hotels.

We expect to use proceeds from the sale of the Hotels, if any, as needed to support hospitality service operations as cash flow from current operations, primarily the rental of hotel rooms, declines with the sale of the Hotels.

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,253,924	$1,152,908	$6,000,000
Ontario	5,690,524	6,066,629	16,900,000
Tucson Oracle	4,030,810	1,360,902	12,500,000
Tucson City Center	7,575,362	5,087,150	10,600,000
Yuma	5,209,278	5,383,637	14,000,000
	$23,759,898	$19,051,226	$60,000,000

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions, is our share of the Partnership’s cash flow, cash flows from the Albuquerque, New Mexico property and the Yuma, Arizona property.  The Partnership’s principal source of cash flows is Hotel operations for the one hotel property it owns and from its partial ownership of the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from Hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. Occupancy increased from the first nine months of fiscal year 2013 to the first nine months of fiscal year 2014, while rates decreased. We anticipate this trend to continue throughout fiscal year 2014. Results are also significantly impacted by overall economic conditions and, specifically, conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites.

We have minimum debt mortgage payments of approximately $1.25 million remaining over the last three months of fiscal year 2014 and the first nine months of fiscal year 2015. We have minimum notes payable of approximately $106,000 remaining over the last three months of fiscal year 2014 and the first nine months of fiscal year 2015. We have a revolving bank line of credit, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.0% per annum, with a 6.0% rate floor, and has no financial covenants. The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables and matures on June 23, 2014.  Mr. Wirth is a guarantor on the line of credit.  On October 31, 2013, the Trust had drawn $600,000 under the line of credit. The largest outstanding balance on the line of credit during the quarter ended October 31, 2013 was $600,000. On September 24, 2013, Ontario Hospitality Properties, LP (“Ontario”), a subsidiary of Trust, entered into a $168,540, business loan including $9,540, of loan fees with American Express Bank, FSB (the “Agreement) with a maturity date of September 23, 2014. The agreement includes acceleration provisions upon default. The business loan is secured and paid back with 30% of the Ontario American Express merchant receipts received during the loan period. As of October 31, 2013, the business loan balance was $150,383.

During fiscal year 2014, capital improvements are expected to be reduced by approximately $725,000 from the prior year and we expect increased cash flow from the reduction of principal and interest payments on the Ontario property.

With anticipated improved operating income, anticipated additional capital offerings, increased cash flow from the reduction of principal and interest payments on the Ontario property, and the anticipated business loan (see Note 11 of the financial statements), management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales or a potential sale of one of our properties; however, such transactions may not be available or available on terms that are favorable to the Trust.

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

Net cash provided by operating activities totaled $1,162,000 and $54,000 for the nine months ended October 31, 2013 and 2012, respectively.  Partially offset by changes in the amortization of deferred loan fees and the increase of net cash provided by operating activities during the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013 was due to (a) the improvement in the consolidated net loss; (b) increase in hotel property depreciation; (c) the increase in loss on disposal of hotel property; and (d) increase in changes of accounts receivables, prepaid expenses and other assets, and accounts payable and accrued expenses. We closely monitored our expenses in the first nine months of fiscal year 2014 resulting in an improvement in our consolidated net loss.

Net cash used in investing activities totaled $431,000 and $1,259,000 for the nine months ended October 31, 2013 and 2012, respectively.  The decrease in net cash used in investing activities during the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013 was due to the net decrease in payments received and loans made on notes receivables to/from related party and significant decrease in capital refurbishment projects.

Net cash used in financing activities totaled $1,084,000 for the nine months ended October 31, 2013, compared to net cash provided by financing activities of $318,000 for the nine months ended October 31, 2012.  Partially offset by changes in the sales of subsidiary equity, the net cash used in financing activities for the first nine months of fiscal year 2014 as compared the net cash provided in financing activities for the first nine months of fiscal year 2013 was due to (a) the net decrease from principle payments on mortgage notes payable and proceeds from refinancing of mortgage note payable; (b) the decrease in payments and borrowings on notes payable to banks; (c) decrease in purchase of treasury stock and repurchase of subsidiary equity.

As of October 31, 2013, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of October 31, 2013, $37,371 was held in these accounts and is reported on our Condensed Consolidated Balance Sheets as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the nine months ended October 31, 2013 and 2012, the Hotels spent approximately $407,000 and $981,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives.  The Hotels also spent approximately $923,000 and $1,087,000 during the nine months ended October 31, 2013 and 2012 on repairs and maintenance and these amounts have been charged to expense as incurred.

As of October 31, 2013, we had mortgage notes payable of $19.05 million outstanding with respect to the Hotels, $226,000 in secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, $600,000 outstanding under our bank line of credit, $150,383 outstanding under our Ontario business loan, and $564,000 under notes and advances payable to Mr. Wirth and his affiliates.

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

On May 2, 2013, the Trust received another letter from the NYSE MKT informing the Trust that the Trust is not in compliance with an additional continued listing standard of the NYSE MKT, Section 1003(a)(iii) of the NYSE MKT Company Guide, due to the Trust having stockholders’ equity of less than $6.0 million and net losses in five consecutive fiscal years as of January 31, 2013. The plan submitted in response to the first letter received increased stockholders’ equity in excess of $6.0 million before the April 30, 2014 deadline; therefore the Trust was not required to submit an additional plan to regain compliance with the continued listing standards.

On September 14, 2013, The Board of Trustees approved an additional restructuring of the Tucson entity. Gross proceeds anticipated from the offering are expected to be $1,600,000. After the Partnership and Trust purchase a net of 46 units and after the restructuring fee of $128,000, the Trust’s equity is anticipated to increase by $1,012,000. Management anticipates completing additional offerings to regain compliance with the NYSE MKT continued listing standards.

The Trust will be subject to periodic review by the NYSE MKT’s staff during this extension period. Failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in the Trust being delisted from the NYSE MKT.

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 71.35% for the nine months ended October 31, 2013, an increase of 6.3% from the prior year period. ADR decreased $3.10, or 4.56%, to $64.88. The increased occupancy and decrease in ADR resulted in an increase of $3.08 in REVPAR to $47.30 from $44.22 in the prior year period. The increase in occupancy is due to the moderately improving trend in our economy.

The following table shows occupancy, ADR and REVPAR for the periods indicated:

	FOR THE NINE MONTHS ENDED OCTOBER 31,		FOR THE THREE MONTHS ENDED OCTOBER 31,
	2013	2012	2013	2012
OCCUPANCY	71.35%	65.05%	64.61%	63.74%
AVERAGE DAILY RATE (ADR)	$64.88	$67.98	$60.96	$64.22
REVENUE PER AVAILABLE ROOM (REVPAR)	$47.30	$44.22	$40.14	$41.59

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2013 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2012

A summary of the operating results for the nine months ended October 31, 2013 and 2012 is:

	2013	2012	Change	% Change
Total Revenues	$11,262,314	$11,426,312	$(163,998)	-1.44%
Operating Expenses	$11,304,993	$11,532,473	$(227,480)	-1.97%
Operating Loss	$(42,679)	$(106,161)	$63,482	-59.80%
Interest Income	$1,816	$19,524	$(17,708)	-90.70%
Interest Expense	$605,855	$736,664	$(130,809)	-17.76%
Consolidated Net Loss	$(646,718)	$(823,301)	$176,583	-21.45%
Net Loss Attributable to Controlling Interest	$(846,455)	$(627,731)	$(218,724)	34.84%
Net Loss Per Share – Basic	$(0.10)	$(0.07)	$(0.03)	42.86%

For the nine months ended October 31, 2013 compared to our nine months ended October 31, 2012, our revenues were $11.262 million, a decrease of $164,000 or 1.44%. Revenues from hotel operations decreased slightly during the first nine months of fiscal year 2014 as compared to the same period during fiscal year 2013 due to a combination of higher occupancy and additional economic pressures on our rates as a result of moderately improving economic conditions. We also discontinued our year-end annual accounting closing fee of $15,000 per affiliate managed hotel in 2012 which resulted in a $45,000 decrease in management and trademark fees.

Management closely monitored our operating expenses as operating expenses decreased $227,000 during the first nine months of fiscal year 2014 as compared to the first nine months of fiscal year 2013. Partially offset by an increase in room, general and administrative and depreciation expenses, the net decrease in operating expenses was due to a decrease in food and beverage, telecommunications, sales and marketing, repairs and maintenance, utilities, and real estate and personal property taxes, insurance and ground rent operating expenses. We anticipate a decrease in general and administrative expenses for the remainder of fiscal year 2014.

Operating loss was $43,000 for the nine months ended October 31, 2013 as compared to $106,000 for the nine months ended October 31, 2012, an improvement of $63,000. This improvement was primarily due to a small decrease in revenues offset by a relatively large decrease in operating expenses. Management is continuing its evaluation of its sales, rate management program and operating expenses at the Hotels.

Our interest expense was $606,000 for the first nine months of fiscal year 2014 as compared to $737,000 for the first nine months of fiscal year 2013 primarily due to the successful debt restructure for our Ontario property.

Consolidated net loss was $647,000 for the first nine months of fiscal year 2014 as compared to $823,000 for the first nine months of fiscal year 2013, a consolidated net loss decrease of $176,000 or 21%. This resulted in a net loss per share of $0.10 for the nine month period ended October 31, 2013 as compared to $0.07 per basic share, during the prior year period. This increase is primarily due to increased ownership in the hotels belonging to non-controlling interest, reducing the income allocated to controlling interests.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2012

A summary of the operating results for the three months ended October 31, 2013 and 2012 is:

	2013	2012	Change	% Change
Total Revenues	$3,039,104	$3,235,185	$(196,081)	-6.06%
Operating Expenses	$3,549,613	$3,568,717	$(19,104)	-0.54%
Operating Loss	$(510,509)	$(333,532)	$(176,977)	-53.06%
Interest Income	$5	$14,122	$(14,117)	-99.96%
Interest Expense	$208,858	$251,567	$(42,709)	-16.98%
Consolidated Net Loss	$(719,362)	$(570,977)	$(148,385)	-25.99%
Net Loss Attributable to Controlling Interests	$(611,023)	$(398,120)	$(212,903)	-53.48%
Net Loss Per Share – Basic	$(0.07)	$(0.05)	$(0.02)	-40.00%

For the third quarter of fiscal year 2014, our total revenue was $3.039 million, or a 6.06% decrease from the third quarter of fiscal year 2013. During the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013, Room Revenues decreased by $142,000, food and beverage revenues decreased by $49,000 and other and management and trademark fees decreased by $5,000.

Management closely monitored our operating expenses as operating expenses were flat during the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013. While room revenues decreased during this same period, the flat operating expenses were primarily due to a decrease in food and beverage, general and administrative expenses. The Trust incurred additional room, real estate and personal property taxes, insurance and ground rent during the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2014.

Operating loss was $511,000 for the three months ended October 31, 2013 as compared to $334,000 for the three months ended October 31, 2012, an increase of $177,000. This increase in operating loss was primarily due to a decrease in revenues and flat operating expenses. Management is continuing its evaluation of its sales and rate management program at the Hotels and is continuing to control operating expenses.

Our interest income decreased by $14,000 for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012 as fewer excess Trust funds were available to earn interest income. Our interest expense decreased by $43,000 for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012 primarily due to the successful debt restructure of our Ontario property.

Consolidated net loss was $719,000 for the three month period ended October 31, 2013 as compared to $571,000 for the three month period ended October 31, 2012, a consolidated net loss increase of $148,000. Net loss attributable to controlling interests increased by $213,000 to $611,000 for the three month period ended October 31, 2013, or a net loss per share of $0.07, from $398,000, or $0.05 per net loss basic share, during the prior year period. During the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013, both the consolidated net loss and the net loss attributable to controlling interests increased due to the increased ownership in the Hotels belonging to non-controlling interest.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the nine months and three months ended October 31, 2013, and 2012 follows:

	Nine Months Ended October 31,
	2013	2012
Net loss attributable to controlling interests	$(846,455)	$(627,731)
Add back:
Depreciation	1,333,765	1,307,203
Interest expense	605,855	736,664
Non-controlling interest	199,737	(195,570)
Less:
Interest income	1,816	19,524
ADJUSTED EBITDA	$1,291,086	$1,201,042

	Three Months Ended October 31,
	2013	2012
Net loss attributable to controlling interests	$(611,023)	$(398,120)
Add back:
Depreciation	434,284	440,016
Interest expense	208,858	251,567
Non-controlling interest	(108,339)	(172,857)
Less:
Interest income	5	14,122
ADJUSTED EBITDA	$(76,225)	$106,484

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

A reconciliation of FFO to net loss attributable to controlling interests for the nine months and three months ended October 31, 2013 and 2012 follows:

	Nine Months Ended October 31,
	2013	2012
Net loss attributable to controlling interests	$(846,455)	$(627,731)
Add back:
Loss on Sales of Hotel Property	14,486	-
Depreciation	1,333,765	1,307,203
Non-controlling interest	199,737	(195,570)
FFO	$701,533	$483,902

	Three Months Ending October 31,
	2013	2012
Net loss attributable to controlling interests	$(611,023)	$(398,120)
Add back:
Loss on Sales of Hotel Property	7,954	-
Depreciation	434,284	440,016
Non-controlling interest	(108,339)	(172,857)
FFO	$(277,124)	$(130,961)

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009, January 31, 2010 and September 17, 2012, the Board of Trustees approved the purchase of up to 300,000, 250,000, 350,000 and 250,000 respectively, additional limited partnership units in the Partnership and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the nine months ended October 31, 2013, the Trust acquired 21,911 Shares of Beneficial Interest in open and private market transactions at an average price of $1.84 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 235,690 limited partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plan

August 1 - August 31, 2013	6,217	$1.79	6,217	251,384
September 1- September 30, 2013	3,373	$1.83	3,373	248,011
October 1 - October 31, 2013	12,321	$1.91	12,321	235,690

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit

10.1	Business Loan and Security Agreement, dated September 24, 2013, executed by Ontario Hospitality Properties, LP, as borrowers, in favor of American Express Bank, FSB, as Lender
10.2	Tucson Hospitality Properties LP Restructuring Agreement dated October 1, 2013
10.3	Business Loan Security Agreement, dated November 25, 2013, executed by Yuma Hospitality Properties Limited Partnership, as borrowers, in favor of American Express Bank, FSB, as Lender
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	XBRL Exhibits
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	December 6, 2013	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	December 6, 2013	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer