Form 10-K
period 2014-01-31
INNSUITES HOSPITALITY TRUST
filed 2014-04-28
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014.

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

Large Accelerated Filer ☐        Accelerated Filer  ☐             Non-Accelerated Filer  ☐        Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2013, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE MKT:  $5,366,115.

Number of Shares of Beneficial Interest outstanding as of April 18, 2014: 9,068,055.

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2014 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

PART I

Item 1.    BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed June 21, 1979; however, the Trust is not a real estate investment trust for federal taxation purposes. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns and operates five hotels, provides management services for eight hotels, and provides trademark license services for nine hotels.  On January 31, 2014, the Trust owned a 72.04% sole general partner interest in the Partnership, which wholly-owned one InnSuites® hotel located in Tucson, Arizona, controlled a 51.00% interest in another InnSuites® hotel located in Tucson, Arizona and together with the Trust controlled a 61.60% interest in one InnSuites® hotel located in Ontario, California.  The Trust also owned a direct 99.9% interest in one InnSuites® hotel located in Yuma, Arizona and owned a direct 50.85% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly-owned subsidiary of the Trust, provides management services for the Hotels and three hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer.  InnSuites Hotels also provides trademark and licensing services to the Hotels, three hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.  In addition, InnSuites Hotels provides reservations services for 3,100 unrelated hotel properties. The Trust has approximately 300 employees.

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

On March 24, 2014, the Trust entered into a Partnership Interests Purchase Agreement (the “Purchase Agreement”) with Suite Hotels, LLC (the “Seller”), an affiliate of James F. Wirth, Chairman and Chief Executive Officer of the Trust, to purchase 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership, an Arizona general partnership (the “Company”), upon the terms and conditions set forth in the Purchase Agreement. The Company is in the hospitality business and owns and operates a 168-suite hotel in the Fort Worth/Dallas area known as Hotel Trinity. The Purchase Agreement was unanimously approved by independent trustees of the Trust.

As consideration for the purchase of 51% of the partnership interests of the Company, the Trust agreed to pay to the Seller an aggregate purchase price of 51% of the book value of the Net Assets of the Company as of January 31, 2014 (the “Purchase Price”). The “Net Assets” means the total book value of the assets of the Company less any outstanding book value of all of the Company’s liabilities. The Company’s “Net Assets” were approximately $1,700,000 as of January 31, 2014. The Trust agreed to pay to the Seller at the Purchase Price the equivalent value of the Trusts’ shares of beneficial interest, no par value per share (“Stock”). The number of the Trust’s shares of Stock to be issued to the Seller will be determined by dividing the Purchase Price by the average daily closing price of the Stock during the month of January 2014. The Trust expects to issue approximately 530,791 shares of Stock to the Seller for the purchase of the 51% partnership interests of the Company.

The consummation of the transaction depends upon the satisfaction or waiver of a number of certain customary closing conditions and approvals. In addition, the consummation of the transaction is subject to the approval of the Trust’s shareholders.

The transaction is expected to close in June 2014 but there can be no assurances that the transaction will be completed on the proposed terms or at all. The Trust expects to hold its annual meeting of shareholders in June 2014 where the Trust’s shareholders will vote on the issuance of shares of Stock as consideration for the transaction.

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

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth.  All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels are 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. Prior to October 1, 2013, the management fees for the three hotels owned by affiliates of Mr. Wirth were 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 for annual accounting closing activities. This practice was ceased as of October 1, 2013, and replaced with management fees for the three hotels owned by Mr. Wirth at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel.   These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  From January 1, 2012 through December 31, 2012, InnSuites collected $10 per month per room for the first 100 rooms and $2 per month per room for the number of rooms exceeding 100. As of January 1, 2013, these fees were discontinued.

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to four of the Hotels.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  Under these arrangements, fees paid for membership fees and reservations were approximately $310,000 and $313,000 for fiscal years January 31, 2014 and 2013, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive.  The Trust expects the major challenge for fiscal year 2015 to be continued upgrade and market of the Hotels in the overall economy with competition for all business in the markets in which the Trust operates, which may affect the Trust’s ability to increase room rates while maintaining and/or building market share.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property developments and/or hotel refurbishments have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of our Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States.   The Trust has a concentration of assets in the southern Arizona market.  In the markets in which the Trust operates, in particular, the Yuma, Arizona and Ontario, California markets, supply has increased during the past several years.  In the Tucson, Arizona market, demand has increased during fiscal year 2014 based on an increase in tourism.  Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on the revenue of our Hotels in their respective markets.

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

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons.  In addition to ADA work completed to date, the Trust may be required to remove additional access barriers or make unplanned, substantial modifications to its Hotels to comply with the ADA or to comply with other changes in governmental rules and regulations, which could reduce the number of total available rooms, increase operating costs and have a negative impact on the Trust’s results of operations.

In addition, our Hotels, like all real property, are subject to governmental regulations designed to protect the environment.  If the Trust fails to comply with such laws and regulations, it may become subject to significant liabilities, fines and/or penalties, which could adversely affect its financial condition and results of operations.

The Trust is also subject to laws governing our relationship with employees, including minimum or living wage requirements, overtime, working conditions and work permit requirements. Additional increases to the state or federal minimum wage rate, employee benefit costs including health care or other costs associated with employees could increase expenses and result in lower operating margins.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal.  The three southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter.  The second fiscal quarter tends to be the lowest occupancy period at the three southern Arizona hotels.  This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues.  The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

Item 2.     PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020 in a space leased by the Trust from a third party.   All of the Hotels are operated as InnSuites® Hotels, while four Hotels are also marketed as Best Western® Hotels.  All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION / ADDITION	MOST RECENT RENOVATION (1)	PERCENT OWNERSHIP BY THE TRUST

InnSuites Hotel and Suites Airport
Albuquerque Best Western Hotel	101	1975/1985	2004	50.85% (2)

InnSuites Hotel and Suites Tucson
Foothills Best Western Hotel	159	1981/1983	2005	36.74% (3)

InnSuites Hotels and Suites Yuma Best
Western Hotel	166	1982/1984	2012	99.9% (4)

InnSuites Hotels and Suites Ontario Airport
Best Western Hotel	150	1990	2012	44.39% (5)

InnSuites Hotels and Suites Tucson St.
Mary's Hotel	267	1960/1971	2012	72.04% (6)

Total Suites	843

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites.

(2) The Trust owns a direct 50.85% interest in the InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel.

(3) The Partnership owns a 51.00% interest in the InnSuites Hotel and Suites Tucson Foothills Best Western Hotel.  The Trust owns a 72.04% general partner interest in the Partnership.

(4) The Trust holds a direct 99.9% ownership interest in the InnSuites Hotels and Suites Yuma Best Western Hotel.

(5) The Trust holds a direct 0.05% interest and the Partnership owns a 61.55% interest in the InnSuites Hotel and Suites Ontario Airport Best Western Hotel.  The Trust owns a 72.04% general partner interest in the Partnership.

(6) The Partnership owns a 100% interest in the InnSuites Hotels and Suites Tucson St. Mary’s Hotel. The Trust owns a 72.04% general partner interest in the Partnership.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” herein for a discussion of occupancy rates at the Hotels.

See Note 9 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

See Note 18 to the Trust’s Consolidated Financial Statements – “Commitments and Contingencies” for a discussion of the lease for our corporate headquarters.

Item 3.     LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings. See Note 18 to Trust’s Consolidated Financial Statements – “Commitments and Contingencies”.

Item 4.     MINE SAFETY DISCLOSURES

None.

PART II

Item 5.     MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST REPURCHASES OF SHARES

The Trust’s Shares of Beneficial Interest are traded on the NYSE MKT under the symbol “IHT.” On April 18, 2014, the Trust had 9,068,055 shares outstanding.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE MKT, as well as dividends declared thereon:

Fiscal Year 2014	High	Low	Dividends
First Quarter	$1.93	$1.55	-

Second Quarter	$1.98	$1.41	-

Third Quarter	$1.99	$1.25	-

Fourth Quarter	$2.00	$1.45	$0.01

Fiscal Year 2013	High	Low	Dividends
First Quarter	$2.41	$2.00	-

Second Quarter	$2.35	$1.93	-

Third Quarter	$2.35	$1.98	-

Fourth Quarter	$2.20	$1.53	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2014 and 2013, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust has paid dividends each fiscal year since its inception in 1971 and the Trust expects comparable cash dividends will continue to be paid in the future.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2014, the Trust acquired 7,874 Shares of Beneficial Interest in open market transactions at an average price of $1.84 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  The Trust remains authorized to repurchase an additional 227,816 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Be Yet Purchased Under the Plan

November 1 - November 30, 2013	3,574	$1.99	3,574	232,116
December 1 - December 31, 2013	-	$-	-	232,116
January 1 - January 31, 2014	4,300	$1.70	4,300	227,816
Total	7,874		7,874

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

 Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2014, the Trust had five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through membership agreements with Best Western.  All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals and the operation of a reservation system.

Our operations consist of one reportable segment, hotel ownership, which derives its revenue from the operation of the Hotels.  We provide management services for the Hotels and three hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer.  We also provide trademark and licensing services to the Hotels, three hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.  In addition, we provide reservations services for 3,100 unrelated hotel properties.

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

Weak economic conditions, both generally and specifically in the travel industry, had a negative impact on our operations in fiscal years 2014 and 2013.  We anticipate moderate improvement in these conditions during fiscal year 2015. We expect moderate improvements in the overall economic conditions to result in improved business and leisure travel and relatively steady room rates.  We expect the major challenge for fiscal year 2015 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.  We believe that we have positioned the hotels to remain competitive through selective refurbishment, by carrying a relatively large number of two-room suites at each location and by maintaining a robust guest internet access system.

To combat the weak economic conditions during fiscal years 2014 and 2013, we have significantly expanded InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of InnSuites Hospitality Trust, which has approximately 3,100 properties. During the fiscal year ended January 31, 2014, IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (ILIA). We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program, IBC Hotels charges a 10% booking fee which increases the independent hotel profits. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. Revenue and expenses of IBC Hotels are not significant and not separately recorded to date.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

At January 31, 2014, through our sole general partner’s interest in the Partnership, we owned a 72.04% interest in the Tucson, Arizona Hotel, direct 50.85% interest in the Albuquerque, New Mexico Hotel, and a 99.9% direct interest in the Yuma, Arizona Hotel.  Additionally, at January 31, 2014, we, together with the Partnership, owned a 51.00% interest in another hotel located in Tucson, Arizona and a 61.60% interest in a hotel located in Ontario, California. At January 31, 2013, through our sole general partner’s interest in the Partnership, we owned a 72.04 % interest in the Tucson, Arizona Hotel, direct 50.13% interest in the Albuquerque, New Mexico Hotel, and a 99.9% direct interest in the Yuma, Arizona Hotel.  Additionally, at January 31, 2013, we together with the Partnership owned a 55.72% interest in another hotel located in Tucson, Arizona and a 61.84% interest in a hotel located in Ontario, California. We purchased 0 and 7,631 Partnership Class A units during the years ended January 31, 2014 and 2013, respectively.

 Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  In fiscal year 2014, occupancy increased 1.06% to 65.65% from 64.59% in the prior year.  ADR decreased by $0.88 or 1.31% to $66.55 in fiscal year 2014 from $67.43 in fiscal year 2013. The increased occupancy resulted in an increase in REVPAR of $0.14 or 0.32% to $43.69 in fiscal year 2014 from $43.55 in fiscal year 2013.  The increased occupancy and continued pressure on rates reflect the slowly improving economy and travel industry during fiscal year 2014. We have accepted slightly reduced rates to increase our occupancy.

The following table shows certain historical financial and other information for the periods indicated:

	For the Years Ended January 31,
	2014	2013
Occupancy	65.65%	64.59%
Average Daily Rate (ADR)	$66.55	$67.43
Revenue Per Available Room (REVPAR)	$43.69	$43.55

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time.  For information relating to such related party transactions see the following:

•	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

•	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 9 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

•	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, 4 and 5 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” and “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary,” respectively.

•	For a discussion of other related party transactions, see Note 15 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the year ended January 31, 2014 compared to the year ended January 31, 2013.

Overview

A summary of operating results for the fiscal years ended January 31, 2014 and 2013 is:

	2014	2013	Change	% Change
Total Revenues	$14,884,642	$14,977,619	$(92,977)	(0.62% )
Operating Expenses	(14,871,754)	(15,100,697)	228,943	1.52%
Operating Income (Loss)	12,888	(123,078)	135,966	110.47%
Interest Income	5,610	8,937	(3,327)	(37.23% )
Interest Expense	(822,581)	(961,709)	139,128	14.47%
Income Tax Provision	(37,148)	-	(37,148)	(100.00% )
Consolidated Net Loss	$(841,231)	$(1,075,850)	$234,619	21.81%

Our overall results in fiscal year 2014 were positively affected by our ability to control operating and interest expenses.

Revenue:

For the twelve months ended January 31, 2014, we had total revenue of approximately $14,885,000 compared to $14,978,000 for the twelve months ended January 31, 2013, a small decrease of approximately $93,000. The combination of Room revenue, Other and Management and Trademark Fees were relatively flat for the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013. With continued pressure on the economy, we realized a 7.1% decrease in Food and Beverage revenues during fiscal year 2014 as Food and Beverage revenues were approximately $992,000 for fiscal year 2014 as compared to approximately $1,068,000 during fiscal year 2013. During fiscal year 2015, we expect improvements in occupancy, modest improvements in rates and steady Food and Beverage revenues.

Expenses:

Total expenses, including interest and taxes, of approximately $15,731,000 for the twelve months ended January 31, 2014 reflects a decrease of $331,000 compared to total expenses of approximately $16,062,000 for the twelve months ended January 31, 2013.  The decrease was primarily due to a decrease in operating expenses and interest expense.

Room expense consisting of salaries and related taxes for property management, front office, housekeeping personnel, reservation fees and room supplies decreased slightly to approximately $3,667,000 for the fiscal year ended January 31, 2014 compared to approximately $3,760,000 in the prior year period for approximately a $93,000, or 2.5%, decrease in costs. The decrease directly corresponded to continued operational efficiencies gained.

Food and Beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the fiscal year ended January 31, 2014, Food and Beverage expenses were approximately $928,000 as compared to approximately $1,007,000 for the fiscal year ended January 31, 2013, a savings of approximately $79,000, or 7.9%. These costs decreased slightly during fiscal year 2014 as compared to fiscal year 2013, which corresponded directly with the decrease in Food and Beverage revenues over the same period.

Telecommunications expense consisting of telephone and internet costs, decreased approximately $24,000, or 46%, from $52,000 for the twelve months ended January 31, 2013 to approximately $28,000 for the twelve months ended January 31, 2014. The decrease corresponded to the consolidation of telephone and internet service providers.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services.  General and administrative expenses of approximately $3,139,000 for the twelve months ended January 31, 2014 increased approximately $161,000 from approximately $2,978,000 for the twelve months ended January 31, 2013 primarily due to increased professional fees at the corporate office.

Sales and Marketing expense increased approximately $28,000, or 2.6%, from $1,084,000 for the twelve months ended January 31, 2013 to approximately $1,112,000 for the twelve months ended January 31, 2014. The increase was primarily due to the additional use of online booking agencies.

Repairs and Maintenance expenses decreased approximately $205,000 from approximately $1,431,000 reported for the twelve months ended January 31, 2013 compared with approximately $1,226,000 for the twelve months ended January 31, 2014. The decrease was due to additional cost savings initiatives around repairs and maintenance.

Hospitality expense increased approximately $29,000, or 3.6%, from $808,000 for the twelve months ended January 31, 2013 to approximately $837,000 for the twelve months ended January 31, 2014. The increase was primarily due to additional product mix provided during the Hotels’ complimentary happy hour.

Utility expenses decreased approximately $62,000 from approximately $1,264,000 reported for the twelve months ended January 31, 2013 compared with approximately $1,202,000 for the twelve months ended January 31, 2014. After guests at our properties checkout, housekeeping staff has been instructed to turn up the thermostats in the rooms to conserve energy. This policy has decreased our energy costs and management continues to look for additional operational efficiencies.

Hotel Property Depreciation expense increased approximately $30,000, or 1.7%, from $1,754,000 for the twelve months ended January 31, 2013 to approximately $1,784,000 for the twelve months ended January 31, 2014.

Real Estate and Personal Property Taxes, Insurance and Ground Rent expense decreased approximately $16,000, or 1.7%, from $954,000 for the twelve months ended January 31, 2013 to approximately $938,000 for the twelve months ended January 31, 2014.

Interest expenses were approximately $823,000 for the twelve months ended January 31, 2014, a decrease of approximately $139,000 from the prior year total of approximately $962,000. Management continues to work with its lenders to refinance the property loans. The decrease was primarily due to the restructuring of the Ontario mortgage note payable.

Net Loss:

We had a consolidated net loss before income taxes of approximately $804,000 for the twelve months ended January 31, 2014, compared to approximately $1,076,000 in the prior year.  After deducting income tax provision of approximately $37,000 and the net income attributable to non-controlling interest of approximately $181,000, we had a net loss attributable to controlling interests of approximately $1,022,000 for fiscal year 2014, which represented approximately $16,000 in additional loss attributable to controlling interests, as compared to the fiscal year 2013. Basic and diluted net loss per share was $(0.12) for both the twelve months ended January 31, 2014 and 2013.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved in the coming year, capital improvements are expected to be similar from the prior year. As of January 31, 2014, the Trust had approximately $583,000 drawn on its line of credit. Our credit line matures on June 23, 2014 and we are currently in discussions with the bank and anticipate a renewal of at least an additional year on this line of credit. As of April 18, 2014, the outstanding balance on the line of credit was $600,000.

With the refinance or extension of two of our mortgage note payables which management expects to occur, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due. Management is actively discussing with the bank an extension of the line of credit which matures on June 23, 2014. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2013 and 2014, which could result in higher revenues and operating margins.  Challenges in fiscal year 2015 are expected to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by operating activities totaled approximately $720,000 and $868,000 for the years ended January 31, 2014 and 2013, respectively.  The decrease in net cash provided by operating activities was due in part to an approximate $96,000 increase in Accounts Receivable and an approximate $77,000 decrease in Accounts Payable.

Net cash used by investing activities totaled approximately $862,000 and $1,142,000 for the years ended January 31, 2014 and 2013, respectively.  The decrease in net cash used in investing activities during fiscal year 2014 was due to our decreased spending for capital expenditures beyond our 4% reserve for refurbishments and replacements that is set aside annually as described below offset by the increase of restricted cash from January 31, 2013 to January 31, 2014.

Net cash provided by financing activities totaled approximately $44,000 for the year ended January 31, 2014, compared to cash used in financing activities of approximately $216,000 for the year ended January 31, 2013. The increase of approximately $260,000 was primarily due to a decrease of approximately $849,000 of principal payments on mortgage notes payable, approximately $500,000 of proceeds from refinancing of mortgage notes payable in fiscal year 2013 that did not occur in fiscal year 2014, a decrease of approximately $1,102,000 of proceeds from the sale of non-controlling ownership interest in a subsidiary partially offset by a net increase in borrowings on notes with related parties of approximately $361,000, comprised of approximately $3,035,000 of borrowing and approximately $2,674,000 of repayments, an increase of borrowings of notes payable to banks of approximately $112,000, an increase of approximately $315,000 of repurchase of subsidiary equity from a related party, a decrease of approximately $133,000 to repurchase treasury stock and approximately $27,000 of deferred loan fees that occurred in fiscal year 2013 but did not occur in fiscal year 2014.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of January 31, 2014, $114,337 was held in these accounts and is reported on our Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2014 and 2013, the Hotels spent approximately $761,000 and $1,265,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives.  For fiscal year 2015 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2014. Repairs and maintenance were charged to expense as incurred and approximated $1,226,000 and $1,431,000 for fiscal years 2014 and 2013, respectively.

We have minimum debt payments of approximately $13,192,000 and approximately $854,000 due during fiscal years 2015 and 2016, respectively. Minimum debt payments due during fiscal year 2015 include approximately $11,756,000 of mortgage notes payable and $583,000 drawn on our line of credit due during fiscal year 2015. Management is actively working with our lenders and expects that we will be able to either extend or refinance our mortgage note payables and extend our line of credit.

We have a $600,000 line of credit that bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2014. The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables.  Mr. Wirth is a guarantor on the line of credit.  On January 31, 2014, the Trust had drawn $583,000 under the line of credit. The largest outstanding balance on the line of credit during fiscal year 2014 was $600,000.

In addition to our line of credit as of January 31, 2014, we had mortgage notes payable of approximately $18,747,000 outstanding with respect to the Hotels, approximately $436,000 in short term secured promissory notes with a credit card merchant processor, approximately $331,000 in an unsecured demand/revolving line of credit/promissory note and approximately $188,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

We may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

SALE OF OWNERSHIP INTERESTS IN ALBUQUERQUE SUBSIDIARY

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth, to sell units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico hotel property.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase at least 49% of the membership interests in the Albuquerque entity and the parties agreed to restructure the operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two-unit minimum subscription.  On September 24, 2010, the parties revised the Amended and Restated Operating Agreement to name Rare Earth as the administrative member of the Albuquerque entity in charge of the day-to-day management.

On December 9, 2013, the Trust entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Albuquerque entity for $10,000 per unit. Under the updated restructuring agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 150 (and potentially up to 190 if the overallotment is exercised) units. As of January 31, 2014 and per the updated restructuring agreement, the Trust agreed to hold at least 50.1% of the outstanding limited partnership units in the Albuquerque entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on December 9, 2013.  The limited partnership interests in the Albuquerque entity are allocated to three classes with differing cumulative discretionary priority distribution rights through December 31, 2015 at which point it is anticipated the hotel will be owned free and clear. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions of $700 per unit per year are cumulative until December 31, 2015; however, after December 31, 2015 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Albuquerque entity following the December 31, 2013 restructuring. Assuming all 150 units are sold from the offering discussed above, discretionary priority distributions to all Classes are projected to be approximately $385,000 annually through December 31, 2015. The Albuquerque entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Albuquerque, New Mexico property.

 At January 31, 2014, the Albuquerque entity had sold 18.5 additional units to unrelated parties at $10,000 per unit totaling $185,000 and the Trust purchased a net of 21 additional units at $10,000 per unit totaling $210,000 under the updated restructuring agreement. As of January 31, 2014, the Trust holds a 50.85% ownership interest, or 223.50 Class B units, Mr. Wirth and his affiliates hold a 0.11% interest through Rare Earth, or 0.50 Class C units, and other parties hold a 49.03% interest, or 215.50 Class A units. As of January 31, 2014, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $151,000, to the Trust of approximately $156,000 and to Rare Earth of approximately $400 per year payable quarterly for calendar year 2015.

SALE OF PARTNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property, which was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. As of October 31, 2013 and per the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on September 14, 2013.  The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2016. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year are cumulative until June 30, 2016; however, after June 30, 2016 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Rare Earth will receive a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. Assuming all 160 units are sold from the offering discussed above, discretionary priority distributions to all Classes are projected to be approximately $540,000 annually through June 30, 2016. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Tucson, Arizona property.

As of January 31, 2014, the Trust had sold its entire 11 units in the Tucson entity to the Partnership. At January 31, 2014, the Tucson entity had sold 108.50 units to unrelated parties at $10,000 per unit totaling $1,085,000 and the Partnership purchased a net of 54 additional units at $10,000 per unit totaling $540,000 under the updated restructured limited partnership agreement. As of January 31, 2014, the Trust does not hold any interest in the Tucson entity, the Partnership holds a 51.00% ownership interest, or 395 Class B units, Mr. Wirth and his affiliates hold a 1.55% interest, or 12 Class C units, and other parties hold a 47.45% interest, or 367.50 Class A units. As of January 31, 2014, the Tucson entity has discretionary payments to unrelated unit holders of approximately $257,000, to the Partnership of approximately $277,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar years 2015 and 2016.

SALE OF PARTNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES SUBSIDIARY

On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in Ontario Hospitality Properties, LP (the “Ontario entity”) for $10,000 per unit, which operates the Ontario hotel property, which was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 49% of the outstanding partnership units in the Ontario entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Ontario entity. The Board of Trustees approved this restructuring on February 1, 2012.

Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Trust and Partnership.  The limited partnership interests in the Ontario entity are allocated to three classes with differing cumulative discretionary priority distribution rights through March 31, 2017. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Ontario entity. Priority distributions of $700 per unit per year are cumulative until March 31, 2017; however, after March 31, 2017 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Ontario entity. Priority distributions to all Classes are projected to be approximately $446,660 for each of the calendar years 2015 through 2017. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Ontario, California property.

As of January 31, 2014, the Partnership holds a 61.55% ownership interest, or 392.70 Class B units, in the Ontario entity, the Trust holds a 0.05% ownership interest, 0.30 Class B units, Mr. Wirth and his affiliates hold a 1.57% interest through Rare Earth, or 10 Class C units, and other parties hold a 36.83% interest, or 235 Class A units. As of January 31, 2014 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $165,000, to the Trust of approximately $200, to the Partnership of approximately $275,000 and to Rare Earth of approximately $7,000 per year payable quarterly for calendar year 2015, 2016 and 2017.

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

On May 2, 2013, the Trust received another letter from the NYSE MKT informing the Trust that the Trust is not in compliance with an additional continued listing standard of the NYSE MKT, Section 1003(a)(iii) of the NYSE MKT Company Guide, due to the Trust having stockholders’ equity of less than $6.0 million and net losses in five consecutive fiscal years as of January 31, 2013. The plan submitted in response to the first letter received increased stockholders’ equity in excess of $6.0 million before the April 30, 2014 deadline; therefore, the Trust was not required to submit an additional plan to regain compliance with the continued listing standards.

The Trust is undertaking efforts, as outlined in its plan, to regain compliance with the NYSE MKT continued listing standards.

On December 16, 2013, the Trust requested an extension of the plan period. Based on a review of information provided by the Trust, on January 10, 2014, the NYSE MKT granted the Trust an extension of time to regain compliance with the NYSE MKT continued listing standards until July 8, 2014. The Trust will be subject to periodic review by the NYSE MKT’s staff during this extension period. Failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in the Trust being delisted from the NYSE MKT.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the twelve months ended January 31, 2014 and 2013 follows:

	Twelve Months Ended January 31,
	2014	2013
Net loss attributable to controlling interests	$(1,021,823)	$(1,006,145)
Add back:
Depreciation	1,783,595	1,754,289
Interest expense	822,581	961,709
Non-controlling interest	180,592	(69,705)
Taxes	37,148	-
Less:
Interest income	5,610	8,937
ADJUSTED EBITDA	$1,796,483	$1,631,211

FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and non-controlling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. The Trust is an unincorporated Ohio real estate investment trust; however, the Trust is not a real estate investment trust for federal taxation purposes. Management uses this measurement to compare itself to REITs with similar depreciable assets. We consider FFO to be an appropriate measure of our ongoing normalized operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other companies that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

A reconciliation of FFO to net loss attributable to controlling interests for twelve months ended January 31, 2014 and 2013 follows:

	Twelve Months Ended January 31,
	2014	2013
Net loss attributable to controlling interest	$(1,021,823)	$(1,006,145)
Add back:
Loss on Disposal of Assets	15,010	-
Depreciation	1,783,595	1,754,289
Non-controlling interest	180,592	(69,705)
FFO	$957,374	$678,439

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

The table below lists our hotel properties, their respective book values, mortgage balance and the listed asking price for the hotel properties.

Hotel Property	Net Book Value	Mortgage Balance	Listed Asking Price
InnSuites Hotels and Suites Airport Albuquerque Best Western Hotel	$1,253,496	$1,126,983	$5,900,000

InnSuites Hotels and Suites Ontario Airport Best Western Hotel	5,668,413	5,983,480	15,900,000

InnSuites Hotels and Suites Tucson Foothills Best Western Hotel	4,022,139	1,241,111	12,500,000

InnSuites Hotels and Suites Tucson St. Mary's Hotel	7,490,789	5,039,946	10,500,000

InnSuites Hotels and Suites Yuma Best Western Hotel	5,237,878	5,355,051	14,000,000
	$23,672,715	$18,746,571	$58,800,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

We may be unable to realize the listed sales price for the individual Hotel properties or to sell them at all. However, we believe that the listed values are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the listed asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of the Trust. As of January 31, 2013, IBC Hotels had approximately 1,000 hotels and has expanded its membership to 3,100 hotels as of January 31, 2014. As of April 15, 2014, IBC Hotels has approximately 2,600 hotels. During the fiscal year ending January 31, 2014 IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (ILIA). Revenues and expenses of IBC Hotels are not significant and not separately recorded.

We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers.  We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the next couple of fiscal years. For each reservation, IBC Hotels receives a 10% transactional fee plus reimbursement of our credit card processing fees associated with the reservation.

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

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “MARKET FOR THE TRUST’S SHARES, RELATED SHAREHOLDER MATTERS AND TRUST REPURCHASES OF SHARES.”

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned or controlled subsidiaries that are not included in our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies.  The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, we review the carrying value of our hotel properties.  We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value.  In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize an impairment loss in fiscal years 2014 or 2013.  As of January 31, 2014, our management does not believe that the carrying values of any of our hotel properties are impaired. For recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies”.

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast as or faster than inflation.  Revenue per available room increased $2.88 in the fiscal year ended January 31, 2014.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend that such forward-looking statements be subject to the safe harbors created by such Acts.  These forward-looking statements include statements regarding our intent, belief or current expectations, those of our Board of Trustees or our officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) our plans and expectations regarding future sales of hotel properties; and (vii) trends affecting our or any Hotel’s financial condition or results of operations.

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

● hospitality industry factors;

● our ability to carry out our strategy, including our strategy regarding IBC Hotels;

● the Trust’s ability to remain listed on the NYSE MKT;

● effectiveness of the Trust’s software program;

● our ability to meet present and future debt service obligations;

● our ability to extend our line of credit;

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNSUITES HOSPITALITY TRUST

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

The following financial statement schedules of InnSuites Hospitality Trust are included in Item 8:

Schedule III – Real Estate and Accumulated Depreciation	40

Schedule IV – Mortgage Loans on Real Estate	42

All other schedules are omitted, as the information is not required or is otherwise furnished.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of

InnSuites Hospitality Trust

Phoenix, AZ

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2014 and January 31, 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended January 31, 2014 and January 31, 2013. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in Item 15(a). These consolidated financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust at January 31, 2014, and January 31, 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, AZ

April 21, 2014

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
	2014	2013

ASSETS
Current Assets:
Cash and Cash Equivalents	$395,903	$493,953
Restricted Cash	114,337	13,783
Accounts Receivable, including $55,873 and $81,176 from related parties and net of Allowance for Doubtful Accounts of $23,593 and $34,415, as of January 31, 2014 and 2013, respectively	644,566	568,186
Prepaid Expenses and Other Current Assets	384,059	268,399
Total Current Assets	1,538,865	1,344,321
Hotel Properties, net	23,672,715	24,686,780
Property, Plant and Equipment, net	89,348	112,977
Deferred Finance Costs and Other Assets	107,575	137,884
TOTAL ASSETS	$25,408,503	$26,281,962

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,221,638	$2,298,497
Current Portion of Mortgage Notes Payable	11,753,088	1,208,365
Current Portion of Notes Payable to Banks	1,018,925	450,000
Line of Credit - Related Party	331,390	-
Current Portion of Other Notes Payable	81,461	189,799
Total Current Liabilities	15,406,502	4,146,661
Mortgage Notes Payable	6,993,483	18,746,559
Other Notes Payable	106,106	162,457

TOTAL LIABILITIES	22,506,091	23,055,677

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,822,746 and 16,804,746 shares issued and 8,341,899 and 8,375,207 shares outstanding at January 31, 2014 and 2013, respectively	14,024,668	14,940,048
Treasury Stock, 8,480,847 and 8,429,539 shares held at January 31, 2014 and 2013, respectively	(11,973,459)	(11,877,886)
TOTAL TRUST SHAREHOLDERS' EQUITY	2,051,209	3,062,162
NON-CONTROLLING INTEREST	851,203	164,123
TOTAL EQUITY	2,902,412	3,226,285
TOTAL LIABILITIES AND EQUITY	$25,408,503	$26,281,962

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	JANUARY 31,
	2014	2013
REVENUE
Room	$13,442,254	$13,436,362
Food and Beverage	991,867	1,068,025
Management and Trademark Fees, including $189,299 and $248,234 from related parties for 2014 and 2013, respectively	194,605	262,662
Other	255,916	210,570
TOTAL REVENUE	14,884,642	14,977,619

OPERATING EXPENSES
Room	3,667,492	3,759,867
Food and Beverage	927,887	1,006,975
Telecommunications	28,243	51,607
General and Administrative	3,139,064	2,977,901
Sales and Marketing	1,111,912	1,083,503
Repairs and Maintenance	1,225,997	1,430,524
Hospitality	837,371	808,064
Utilities	1,202,371	1,263,748
Hotel Property Depreciation	1,783,595	1,754,289
Real Estate and Personal Property Taxes, Insurance and Ground Rent	938,345	954,232
Other	9,477	9,987
TOTAL OPERATING EXPENSES	14,871,754	15,100,697
OPERATING INCOME (LOSS)	12,888	(123,078)
Interest Income	5,610	8,937
TOTAL OTHER INCOME	5,610	8,937
Interest on Mortgage Notes Payable	757,316	909,366
Interest on Notes Payable to Banks	26,408	17,613
Interest on Other Notes Payable	28,496	34,730
Interest on Line of Credit - Related Party	10,361	-
TOTAL INTEREST EXPENSE	822,581	961,709
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(804,083)	(1,075,850)
Income Tax Provision	(37,148)	-
CONSOLIDATED NET LOSS	$(841,231)	$(1,075,850)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$180,592	$(69,705)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,021,823)	$(1,006,145)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.12)	$(0.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -	8,368,416	8,415,542
BASIC AND DILUTED
CASH DIVIDENDS PER SHARE	$0.01	$0.01

 See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2014 and 2013

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholder	Non- Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2102	8,442,338	$14,646,261	8,344,408	$(11,682,575)	$2,963,686	$181,901	$3,145,587

Net Loss	-	(1,006,145)	-	-	(1,006,145)	(69,705)	(1,075,850)
Dividends	-	(83,846)	-	-	(83,846)	-	(83,846)
Purchase of Treasury Stock	(85,131)	-	85,131	(195,311)	(195,311)	-	(195,311)
Repurchase of Partnership Units	-	(16,025)	-	-	(16,025)	-	(16,025)
Shares of Beneficial Interest Issued for Services Rendered	18,000	39,600	-	-	39,600	-	39,600
Sales of Ownership Interests in Subsidiary	-	1,672,342	-	-	1,672,342	546,252	2,218,594
Repurchase of Ownership Interest in Subsidiary	-	(305,734)	-	-	(305,734)	(9,266)	(315,000)
Distribution to Non-Controlling Interests	-	(14,875)	-	-	(14,875)	(476,589)	(491,464)
Reallocation of Non-Controlling Interests	-	8,470	-	-	8,470	(8,470)	-
Balance, January 31, 2013	8,375,207	14,940,048	8,429,539	(11,877,886)	3,062,162	164,123	3,226,285

Net (Loss) Income	-	(1,021,823)	-	-	(1,021,823)	180,592	(841,231)
Dividends	-	(83,449)	-	-	(83,449)	-	(83,449)
Purchase of Treasury Stock	(51,308)	-	51,308	(95,573)	(95,573)	-	(95,573)
Shares of Beneficial Interest Issued for Services Rendered	18,000	30,960	-	-	30,960	-	30,960
Sales of Ownership Interests in Subsidiary	-	(52,880)	-	-	(52,880)	1,169,816	1,116,936
Distribution to Non-Controlling Interests	-	-	-	-	-	(462,778)	(462,778)
Reallocation of Non-Controlling Interests and Other	-	211,812	-	-	211,812	(200,550)	11,262
Balance, January 31, 2014	8,341,899	$14,024,668	8,480,847	$(11,973,459)	$2,051,209	$851,203	$2,902,412

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(841,231)	$(1,075,850)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	30,960	39,600
Provision for Uncollectible Receivables	(10,822)	(3,745)
Hotel Property Depreciation	1,783,595	1,754,289
Loss on Disposal of Assets	15,010	1,956
Amortization of Deferred Loan Fees	59,400	91,988
Changes in Assets and Liabilities:
Prepaid Expenses and Other Assets	(144,751)	(120,001)
Accounts Receivable	(95,558)	55,475
Accounts Payable and Accrued Expenses	(76,859)	124,436
NET CASH PROVIDED BY OPERATING ACTIVITIES	719,744	868,148

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(761,433)	(1,264,878)
Change in Restricted Cash	(100,554)	123,025
NET CASH USED IN INVESTING ACTIVITIES	(861,987)	(1,141,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred Loan Fees	-	(27,285)
Principal Payments on Mortgage Notes Payable	(1,208,352)	(2,057,032)
Proceeds from Refinancing of Mortgage Notes Payable	-	500,000
Payments on Notes Payable to Banks	(1,805,313)	(1,812,432)
Borrowings on Notes Payable to Banks	2,374,238	2,262,432
Payments on Line of Credit -Related Party	(2,673,866)	-
Borrowings on Line of Credit - Related Party	3,035,256	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	1,116,936	2,218,594
Repurchase of Subsidiary Equity from Related Party	-	(315,000)
Distributions to Minority Interest Holders	(462,778)	(491,464)
Repurchase of Partnership Units	-	(525)
Repurchase of Treasury Stock	(54,430)	(187,311)
Payment of Dividends	(83,449)	(83,846)
Payments on Other Notes Payable	(194,049)	(221,897)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	44,193	(215,766)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(98,050)	(489,471)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	493,953	983,424
CASH AND CASH EQUIVALENTS AT END OF YEAR	$395,903	$493,953

See Note 17 for Supplemental Cash Flow Disclosures

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2014 and 2013

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2014, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests in directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider one of our Tucson, Arizona hotels and our hotel located in Albuquerque, New Mexico a moderate or limited service establishment. All of our other properties are full service hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned 72.04% interest in the Partnership as of January 31, 2014 and 2013. The Trust’s weighted average ownership for the years ended January 31, 2014 and 2013 was 72.04%. As of January 31, 2014, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona, owned a 51.00% interest in another InnSuites® hotel located in Tucson, Arizona, and together with the Trust controlled a 61.60% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns and operates a Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 50.85% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels, our subsidiary, manages the Hotels’ daily operations.  The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels.  All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of InnSuites Hospitality Trust, has approximately 3,100 properties. During the fiscal year ended January 31, 2014 IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (ILIA). Revenues and expenses of IBC Hotels are not significant and not separately recorded.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  On January 31, 2014 and 2013, 286,034 Class A Partnership units were issued and outstanding, representing 2.17% of the total Partnership units.  Additionally, as of both January 31, 2014 and 2013, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on January 31, 2014, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust.  As of January 31, 2014 and 2013, the Trust owns 9,517,545 general partner units in the Partnership, representing 72.04% of the total Partnership units.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved in the coming year, capital improvements are expected to be similar from the prior year. As of January 31, 2014, the Trust had $583,000 drawn on our $600,000 line of credit. Our credit line matures on June 23, 2014 and we are currently in discussions with the bank and anticipate a renewal of at least an additional year on this line of credit. As of April 18, 2014, the outstanding balance on the line of credit was $600,000.

With the expected continued availability of the $600,000 bank line of credit which management expects to timely renew, the refinance or extension of two of our mortgage note payables which management expects to occur, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due. Management is actively discussing with the bank an extension of the line of credit. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales.

There can be no assurance that we will be successful in raising additional or replacement funds, or that these funds may be obtainable on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal.  The three southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter.  The second fiscal quarter tends to be the lowest occupancy period at those three southern Arizona hotels.  This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues.  The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

PROPERTY, PLANT AND EQUIPMENT AND HOTEL PROPERTIES

Furniture, fixtures, building improvements and hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging up to 40 years for buildings and 3 to 10 years for furniture and equipment.

Management applies guidance issued by the Financial Accounting Standards Board ("FASB"), codified in Accounting Standards Codification Topic 360-10-35 (“ASC 360-10-35”), to determine when it is required to test an asset for recoverability of its carrying value and whether an impairment exists. Under ASC 360-10-35, the Trust is required to test a long-lived asset for impairment when there is an indicator of impairment. Impairment indicators may include, but are not limited to, drop in the performance of a long-lived asset, a decline in the hospitality industry or a decline in the economy. If an indicator of potential impairment is present, then an assessment is performed of whether the carrying amount of an asset exceeds its estimated undiscounted future cash flows over its estimated remaining life.

The estimated undiscounted future cash flows of a property is determined based on third party property appraisals, third party broker opinions of value and Management’s combined real estate expertise. Management believes that third party property appraisals and third party broker opinions of value are useful because they consider historical occupancy, average rate levels and cash flows in determining fair value.

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no impairment of long-lived assets exists during the Trust’s fiscal years ending January 31, 2014 and 2013.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

Fiscal Year	Balance at the Beginning of Year	Charged to Expense	Deductions	Balance at the End of Year
2013	$38,159	$3,831	$(7,575)	$34,415
2014	$34,415	$5,061	$(15,883)	$23,593

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 19 - “Share-Based Payments.”  Restricted shares granted from the plan are measured based on the fair value of the underlying shares on the date of grant.  We use the straight-line attribution method to recognize share-based compensation over the service period of the award.

For fiscal year 2014 and 2013, the Trust has paid the annual fees due to its Trustees using newly created Shares of Beneficial Interest. Upon issuance, the Trust recognizes the shares as outstanding.  The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2014, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2014 resulting in stock-based compensation of $30,960. During fiscal year 2013, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2013 resulting in stock-based compensation of $39,600.

The following table summarizes restricted share activity during fiscal years 2014 and 2013.

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance at January 31, 2012	-	—
Granted	18,000	$2.20
Vested	(18,000)	$2.20
Forfeited	-	—
Balance of unvested awards at January 31, 2013	-	$0.00

Granted	18,000	$1.72
Vested	(18,000)	$1.72
Forfeited	-	—
Balance of unvested awards at January 31, 2014	-	$0.00

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares.  Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against common stock.

INCOME TAXES

The Trust is subject to federal and state corporate income taxes, and accounts for deferred taxes utilizing an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2014 and 2013, the Trust paid dividends of $0.01 per share in the fourth quarter of each year, or total dividends of $83,449 and $83,846, respectively.  The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

For the fiscal years ended January 31, 2014 and 2013, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,693,972 and 3,694,431 in addition to the basic shares outstanding for fiscal year 2014 and 2013, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during both fiscal year 2014 and 2013 and are excluded from the calculation of diluted earnings per share for those years due to the Trust’s losses, and accordingly, no reconciliation is provided of basic earnings per share to diluted earnings per share.

ASSETS HELD FOR SALE

The trust considers assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exists. Upon designation as an asset held for sale, the Trust records the carrying value of each property or group of properties at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease the recognition of depreciation expense. Any gain realized in connection with the sale of a property for which the Trust has significant continued involvement (such as through a long-term management agreement) is deferred and recognized over the initial term of the related agreement. The operations of the properties held for sale prior to the sale date are recorded in discontinued operations unless the Trust will have continuing involvement (such as through a management agreement) after the sale. No assets were deemed held for sale as of January 31, 2014 or 2013.

SEGMENT REPORTING

The Trust views its operations as one operating business segment, a hospitality company that has ownership interest in five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico. The Trust has a concentration of assets in the southwest United States, and the southern Arizona market.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred.  Advertising expense totaled approximately $624,000 and $559,000 for the years ended January 31, 2014 and 2013, respectively.

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

●

Level 1 – Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured;

●

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

●

Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect a company’s own judgments about the assumptions that market participants would use in pricing an asset or liability.

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the years ended January 31, 2014 and 2013. The Trust’s financial instruments utilize level 3 inputs in the determination of fair value and consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, advances to related parties and debt.

Due to their short maturities, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities and are based on level 3 inputs.  See Note 16 – “Fair Value of Financial Instruments.”

3.   SALE OF OWNERSHIP INTERESTS IN ALBUQUERQUE SUBSIDIARY

On July 22, 2010, the Board of Trustees unanimously approved, with Mr. Wirth abstaining, for the Partnership to enter into an agreement with Rare Earth Financial, LLC (“Rare Earth”), an affiliate of Mr. Wirth, to sell units in Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), which owns and operates the Albuquerque, New Mexico hotel property.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase at least 49% of the membership interests in the Albuquerque entity and the parties agreed to restructure the operating agreement of the Albuquerque entity.  A total of 400 units were available for sale for $10,000 per unit, with a two-unit minimum subscription.  On September 24, 2010, the parties revised the Amended and Restated Operating Agreement to name Rare Earth as the administrative member of the Albuquerque entity in charge of the day-to-day management.

On December 9, 2013, the Trust entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Albuquerque entity for $10,000 per unit. Under the updated restructuring agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 150 (and potentially up to 190 if the overallotment is exercised) units. As of January 31, 2014 and per the updated restructuring agreement, the Trust agreed to hold at least 50.1% of the outstanding limited partnership units in the Albuquerque entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on December 9, 2013.  The limited partnership interests in the Albuquerque entity are allocated to three classes with differing cumulative discretionary priority distribution rights through December 31, 2015 at which point it is anticipated the hotel will be owned free and clear. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions of $700 per unit per year are cumulative until December 31, 2015; however, after December 31, 2015 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Albuquerque entity following the December 31, 2013 restructuring. Assuming all 150 units are sold from the offering discussed above, discretionary priority distributions to all Classes are projected to be approximately $385,000 annually through December 31, 2015. The Albuquerque entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Albuquerque, New Mexico property.

 At January 31, 2014, the Albuquerque entity had sold 18.5 additional units to unrelated parties at $10,000 per unit totaling $185,000 and the Trust purchased a net of 21 additional units at $10,000 per unit totaling $210,000 under the updated restructuring agreement. As of January 31, 2014, the Trust holds a 50.85% ownership interest, or 223.50 Class B units, Mr. Wirth and his affiliates hold a 0.11% interest through Rare Earth, or 0.50 Class C units, and other parties hold a 49.03% interest, or 215.50 Class A units. As of January 31, 2014, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $151,000, to the Trust of approximately $156,000 and to Rare Earth of approximately $400 per year payable quarterly for calendar year 2015.

4.   SALE OF OWNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property, which was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

         On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. As of October 31, 2013 and per the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on September 14, 2013.  The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2016. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year are cumulative until June 30, 2016; however, after June 30, 2016 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Rare Earth will receive a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. Assuming all 160 units are sold from the offering discussed above, discretionary priority distributions to all Classes are projected to be approximately $540,000 annually through June 30, 2016. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Tucson, Arizona property.

As of January 31, 2014, the Trust had sold its entire 11 units in the Tucson entity to the Partnership. At January 31, 2014, the Tucson entity had sold 108.50 units to unrelated parties at $10,000 per unit totaling $1,085,000 and the Partnership purchased a net of 54 additional units at $10,000 per unit totaling $540,000 under the updated restructured limited partnership agreement. As of January 31, 2014, the Trust does not hold any interest in the Tucson entity, the Partnership holds a 51.00% ownership interest, or 395 Class B units, Mr. Wirth and his affiliates hold a 1.55% interest, or 12 Class C units, and other parties hold a 47.45% interest, or 367.50 Class A units. As of January 31, 2014, the Tucson entity has discretionary payments to unrelated unit holders of approximately $257,000, to the Partnership of approximately $277,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar years 2015 and 2016.

5.   SALE OF OWNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES SUBSIDIARY

On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of minority interest units in Ontario Hospitality Properties, LP (the “Ontario entity”) for $10,000 per unit, which operates the Ontario hotel property, which was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 49% of the outstanding partnership units in the Ontario entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Ontario entity. The Board of Trustees approved this restructuring on February 1, 2012.

Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Trust and Partnership.  The limited partnership interests in the Ontario entity are allocated to three classes with differing cumulative discretionary priority distribution rights through March 31, 2017. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Ontario entity. Priority distributions of $700 per unit per year are cumulative until March 31, 2017; however, after March 31, 2017 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a formation fee of $320,000, conditioned upon and arising from the sale of the first 160 units in the Ontario entity. Priority distributions to all Classes are projected to be approximately $446,660 for each of the calendar years 2015 through 2017. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Ontario, California property.

As of January 31, 2014, the Partnership holds a 61.55% ownership interest, or 392.70 Class B units, in the Ontario entity, the Trust holds a 0.05% ownership interest, 0.30 Class B units, Mr. Wirth and his affiliates hold a 1.57% interest through Rare Earth, or 10 Class C units, and other parties hold a 36.83% interest, or 235 Class A units. As of January 31, 2014 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $165,000, to the Trust of approximately $200, to the Partnership of approximately $275,000 and to Rare Earth of approximately $7,000 per year payable quarterly for calendar year 2015, 2016 and 2017.

6.   PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of January 31 2014 and 2013, property, plant and equipment consisted of the following:

	2014	2013
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	380,846	370,408
Total property, plant and equipment	463,513	453,075
Less accumulated depreciation	(374,165)	(340,098)
Property, Plant and Equipment, net	$89,348	$112,977

As of January 31 2014 and 2013, hotel properties consisted of the following:

	2014	2013
Land	$3,034,150	$2,817,515
Building and improvements	34,236,297	34,016,176
Furniture, fixtures and equipment	5,167,117	4,990,808
Total hotel properties	42,437,564	41,824,499
Less accumulated depreciation	(18,767,369)	(17,230,102)
Hotel Properties in Service, net	23,670,195	24,594,397
Construction in progress	2,520	92,383
Hotel properties, net	$23,672,715	$24,686,780

7.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historic cost and expect to be consumed within one year. As of January 31 2014 and 2013, prepaid expenses and other current assets consisted of the following:

	2014	2013
Prepaid Insurance	$87,492	$51,089
Tax and Insurance Escrow	125,353	110,422
Other Prepaid Expenses and Current Assets	171,214	106,888
Total Prepaid Expenses and Current Assets	$384,059	$268,399

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31 2014 and 2013, accounts payable and accrued expenses consisted of the following:

	2014	2013
Accounts Payable	$954,776	$757,086
Accrued Salaries and Wages	134,222	180,895
Accrued Vacation	13,334	144,552
Sales Tax Payable	341,909	314,605
Income Tax Payable	48,715	25,355
Accrued Interest Payable	52,852	49,579
Advanced Customer Deposits	68,912	181,093
Accrued Property Taxes	250,393	248,012
Accrued Land Lease	95,957	108,437
Accrued Other	260,568	288,883
Total Accounts Payable and Accrued Liabilities	$2,221,638	$2,298,497

9.  MORTGAGE NOTES PAYABLE

At January 31, 2014 and 2013, the Trust had mortgage notes payable outstanding with respect to each of the Hotels.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from January 2015 to August 2022.  Weighted average interest rates on the mortgage notes payable for the fiscal years ended January 31, 2014 and 2013 were 4.89% and 4.97%, respectively.

The following table summarizes the Trust’s mortgage notes payable as of January 31:

	2014	2013
Mortgage note payable, due in monthly installments of $32,419, including interest at the prime rate plus one percentage point over the index, with a floor of 5.0% per year, through August 1, 2022 plus a balloon payment of $4,112,498 in September 2022, secured by the Yuma property with a carrying value of $5.2 million at January 31, 2014.	$5,355,051	$5,469,475

Mortgage note payable, due in monthly installments of $48,738, including interest at 8.0% per year, through May 1, 2016, secured by the Tucson Foothills property with a carrying value of $4.0 million at January 31, 2014.	1,241,111	1,706,278

Mortgage note payable, due in monthly installments of $31,701, including interest at 5.0% per year, through January 14, 2015, plus a balloon payment of $5,630,315 in January 2015, secured by the Ontario property with a carrying value of $5.7 million at January 31, 2014.	5,983,480	6,323,592

Mortgage note payable, due in monthly installments of $16,032 including interest at 7.75% per year, through November 1, 2021, secured by the Albuquerque property with a carrying value of $1.3 million at January 31, 2014.	1,126,983	1,227,744

Mortgage note payable, due in variable monthly installments ($29,776 as of January 31, 2014) including interest at the prime rate (3.25% per year as of January 31, 2014), through January 28, 2015, plus a balloon payment of $4,874,618 in January 2015, secured by the Tucson St. Mary's property with a carrying value of $7.5 million at January 31, 2014.	5,039,946	5,227,835

Totals:	$18,746,571	$19,954,924

The mortgage notes payable secured by the Albuquerque and Tucson St. Mary’s hotel properties are recourse to the Partnership and Trust as full guarantors.  The mortgage note payable secured by the Yuma hotel property is recourse to the Trust as a full guarantor. None of the other mortgage notes are recourse to the Partnership or the Trust.

The non-recourse mortgage note payable relating to our Ontario property, which is secured by the property and the rents, revenues and profits from the property, matured on May 11, 2011 and was modified on February 14, 2012. The lender reduced the principal balance by $500,000 and waived all penalties and accumulated interest in exchange for a $1.0 million pay down of the principal balance by the Trust. The interest rate was lowered from 8.28% to 5.0% reducing the monthly principal and interest payments to $31,700 from $71,100. The note was extended for three years to January 14, 2015. The Trust accounted for the modification as a troubled debt restructuring. Based on the terms of the modified mortgage note payable, the total future cash payments of $7,795,006 consists of $6,905,289 in principal payments and $889,717 interest payments. As such, total future cash payments exceeded the carrying value of the note payable (including accrued interest) of $7,646,030 at the date of restructure by $148,976. As a result, there was no gain or loss recorded during the period. In addition, no adjustment was made to the carrying value of the note at the date of restructure. Instead this requires the Trust to recognize interest expense using an effective interest rate on the debt after the restructuring, which results in $148,976 of interest expense being recognized over the remainder of the term.

See Note 12 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

10.  NOTES PAYABLE TO BANKS

On September 24, 2013, Ontario Hospitality Properties, LP (“Ontario”), a subsidiary of the Trust, entered into a $168,540 business loan, including $9,540 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 23, 2014. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 30% of the Ontario American Express merchant receipts received during the loan period. As of January 31, 2014, the business loan balance was approximately $123,000.

On November 25, 2013, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $362,520 business loan, including $20,520 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of November 24, 2014. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 30% of the Yuma American Express, VISA and MasterCard merchant receipts received during the loan period. As of January 31, 2014, the business loan balance was approximately $313,000.

As of January 31, 2014, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.0% per annum with a 6.0% floor, has no financial covenants and matures on June 23, 2014.  The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had approximately $583,000 drawn on this line of credit as of January 31, 2014.

11. LINE OF CREDIT – RELATED PARTY

As of January 31, 2014, the Trust had a $331,390 Demand/Revolving Line of Credit/Promissory Note outstanding with Rare Earth Financial, LLC. The Demand/Revolving Line of Credit/Promissory Note bears an interest of 7% per year and is due in full, on or before January 31, 2015. The total line of credit available for use by the Trust is $1,000,000.

12.  OTHER NOTES PAYABLE

As of January 31, 2014, the Trust had $187,567 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 145,564 Class A Partnership units and the repurchase of 132,051 Shares of Beneficial Interest in privately negotiated transactions.  These promissory notes bear interest at 7% per year and are due in varying monthly payments through October 2016.  The repurchased Class A Partnership units and Shares of Beneficial Interest secure the notes.  As of January 31, 2013, the Trust had $348,696 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 145,564 Class A Partnership units and the repurchase of 384,727 Shares of Beneficial Interest in privately negotiated transactions.

13.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2014 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE TO BANK	LINE OF CREDIT - RELATED PARTY	OTHER NOTES PAYABLE	TOTAL

2015	$11,753,088	$1,018,925	$331,390	$81,461	$13,184,864
2016	793,135	-	-	67,984	861,119
2017	451,232	-	-	38,122	489,354
2018	277,300	-	-	-	277,300
2019	295,591	-	-	-	295,591
Thereafter	5,176,225	-	-	-	5,176,225
	$18,746,571	$1,018,925	$331,390	$187,567	$20,284,453

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended January 31, 2014, the Trust acquired 7,874 Shares of Beneficial Interest in open market transactions at an average price of $1.84 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  The Trust remains authorized to repurchase an additional 227,816 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

For the years ended January 31, 2014 and 2013, the Trust repurchased 51,308 and 85,131 Shares of Beneficial Interest at an average price of $1.86 and $2.29 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

15. FEDERAL INCOME TAXES

The Trust and its subsidiaries have income tax net operating loss carry forwards of approximately $10.1 million at January 31, 2014.  The Trust periodically has ownership changes within the meaning of Internal Revenue Code Section 382.  However, the Trust determined that such ownership changes would not have a material impact on the future use of the net operating losses. Generally, the Trust is no longer subject to income tax examinations prior to 2011 for federal and 2010 for state purposes.

The Trust and subsidiaries have federal and state net operating loss carry forwards of approximately $10.1 million at January 31, 2014, having expiration dates ranging from fiscal years 2018 to 2031.

Total and net deferred income tax assets at January 31,	2014	2013
Net operating loss carryforwards	$3,349,000	$4,622,000
Bad debt allowance	(16,000)	(17,000)
Accrued expenses	1,537,000	1,496,000
Prepaid insurance	1,000	13,000
Alternative minimum tax credit	61,000	61,000
Total deferred income tax assets	4,932,000	6,175,000
Deferred income tax liability associated with book/tax differences in hotel properties	(2,195,000)	(2,263,000)
Net deferred income tax asset	2,737,000	3,912,000
Valuation allowance	(2,737,000)	(3,912,000)
Net deferred income tax asset	$-	$-

 The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2014:

Federal statutory rates	$(295,000)	(34%)
State income taxes	(64,000)	(7%)
Sale of syndication units	345,000	40%
True-ups to prior year return, net	51,000	40%
Effective rate	$37,000	6%

The true-ups to prior year return related primarily to the sale of syndication units in the Company’s subsidiaries which are treated as equity transactions in the Company’s financial statements but are taxed as capital gain transactions and totaled $1,232,000, causing the utilization of net operating loss carryforwards totaling $1,175,000, which were then offset by the release of valuation allowances.

 The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2013:

Federal statutory rates	$(406,000)	(34%)
State income taxes	(88,000)	(7%)
Change in valuation allowance	718,000	60%
True-ups to prior year return	(237,000)	(20%)
Other	13,000	1%
Effective rate	$-	0%

The valuation allowance increased by approximately $718,000 in the year ended January 31, 2013 primarily due to a reduction in deferred tax liabilities associated with hotel properties due to timing differences in depreciation recognition.

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at January 31, 2014 and 2013.

16. OTHER RELATED PARTY TRANSACTIONS

The Partnership is responsible for all operating expenses incurred by the Trust in accordance with the Partnership Agreement.

As of January 31, 2014 and 2013, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.8% of the total outstanding Partnership units.  As of January 31, 2014 and 2013, Mr. Wirth and his affiliates held 6,055,376 and 5,573,624, respectively, Shares of Beneficial Interest in the Trust, which represented 72.6% and 66.6%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2014 and 2013, the Trust owned 72.04% of the Partnership. As of January 31, 2014, the Partnership owned 100% of one InnSuites® hotels located in Tucson, Arizona, a 51% interest in another InnSuites® hotel located in Tucson, Arizona and together with the Trust a 61.60% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns and operates the Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 50.85% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels are set at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. Prior to October 1, 2013, the management fees for the three hotels owned by affiliates of Mr. Wirth were set at 2.5% of room revenue and an annual accounting fee of $27,000, payable $1,000 per month with an additional payment of $15,000 due at year-end for annual accounting closing activities. This practice was ceased as of October 1, 2013, and replaced with management fees for the three hotels owned by Mr. Wirth of 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel   These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

On July 23, 2013, the Trust entered into a Corporate Card Agreement (“Corporate Purchase Cards”) with American Express Travel Related Services Company, Inc. The Corporate Card Agreement distributed a total of nine purchase cards - one to each of the five respective Hotels, one to the Trust, and one to each of the three respective hotels owned by affiliates of James F. Wirth. The Corporate Card Agreement, with a total limit of $300,000, includes insignificant annual fees and $0 of interest per annum. Payments are due monthly. The Corporate Card Agreement may be cancelled by either party with 30-days written notice. Pamela J. Barnhill, the Trust’s President and Vice Chairperson and daughter of Mr. Wirth, personally guaranteed the nine purchase cards. As of January 31, 2014, the Trust’s portion of the Corporate Purchase Cards balance was approximately $139,000.

The Trust has an unsecured demand/revolving line of credit/promissory note as described in Note 11 – Line of Credit - Related Party with Rare Earth Financial, LLC.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Yuma, Arizona and Tucson St. Mary’s Hotels’ mortgage notes payable approximate fair value because interest rates are primarily variable and, accordingly, approximate current market rates for instruments with similar risk and maturities. The fair value of remaining notes payable and long-term debt was estimated based on the borrowing rates currently available to the Trust for bank loans with similar terms and maturities.

The following table presents the estimated fair values of the Trust’s debt instruments and the associated carrying value recognized in the accompanying consolidated balance sheets at January 31 2014 and 2013:

	2014		2013
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE

Mortgage notes payable	$18,746,571	$18,642,765	$19,954,924	$18,390,891

Notes payable to banks	$1,018,925	$1,018,925	$450,000	$450,000

Other notes payable	$187,567	$181,454	$352,256	$354,308

18.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2014	2013
Cash paid for interest	$754,919	$961,709

Promissory notes issued by the Trust to acquire Class A Partnership units	$-	$15,500

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	$29,360	$8,000

19.  COMMITMENTS AND CONTINGENCIES

The Tucson Foothills and the Albuquerque Hotels are subject to non-cancelable ground leases. The Tucson Foothills non-cancelable ground lease expires in 2050. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground leases for the fiscal years ended January 31, 2014 and 2013 was $212,236 and $210,501, respectively, plus a variable component based on gross revenues of each property that totaled approximately $88,000 and $73,000, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters.  The Trust recorded $45,021 and $30,718 of general and administrative expense related to the lease during fiscal year 2014 and 2013, respectively.  The lease included a base rent charge of $24,000 for the first lease year with annual increases to a final year base rent of $39,600.  The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the five-year lease period.

Future minimum lease payments under these non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
2015	$235,670
2016	213,508
2017	213,508
2018	213,508
2019	213,508
Thereafter	9,085,678

Total	$10,175,380

The Trust is obligated under loan agreements relating to four of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the four hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for four of the hotel properties.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  Under these arrangements, fees paid for membership fees and reservations were approximately $310,000 and $313,000 for fiscal years 2014 and 2013, respectively.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business.  Although the outcome of these matters cannot be determined and is covered by insurance, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Trust.

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

The Trust is undertaking efforts, as outlined in its plan, to regain compliance with the NYSE MKT continued listing standards.

On December 16, 2013, the Trust requested an extension of the plan period. Based on a review of information provided by the Trust’s, on January 10, 2014, the NYSE MKT granted the Trust an extension of time to regain compliance with the continued listing standards until July 8, 2014. The Trust will be subject to periodic review by the NYSE MKT’s staff during this extension period. Failure to make progress consistent with the plan or to regain compliance with the NYSE MKT continued listing standards by the end of the extension period could result in the Trust being delisted from the NYSE MKT.

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

There were no options granted in fiscal year 2014 or 2013, and no options outstanding as of January 31, 2014 and 2013.  The Plan currently has 1,000,000 options available to grant.  The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2014, have been issued.

See Note 2 – "Summary of Significant Accounting Policies" for information related to grants of restricted shares.

21.  SUBSEQUENT EVENTS

ADDITIONAL SALE OF OWNERSHIP INTERSTS

On March 1, 2014, the Trust and Partnership entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Ontario entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 235 (and potentially up to 275 if the overallotment is exercised) units. The Trust and Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Ontario entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on March 24, 2014. As of April 18, 2014, we have continued to sell units under our Ontario entity, Tucson entity and Albuquerque entity offerings and have raised approximately $80,000, $80,000 and $437,000, respectively, through the sale of approximately 8, 8 and 44 units, respectively, to unrelated parties at $10,000 per unit.

51% PRUCHASE OF PARTNERSHIP INTERESTS OF FORT WORTH/DALLAS SUITE HOSPITALITY PARTNERHSIP

On March 24, 2014, the Trust entered into a Partnership Interests Purchase Agreement (the “Purchase Agreement”) with Suite Hotels, LLC (the “Seller”), an affiliate of James F. Wirth, Chairman and Chief Executive Officer of the Trust, to purchase 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership, an Arizona general partnership (the “Company”), upon the terms and conditions set forth in the Purchase Agreement. The Company is in the hospitality business and owns and operates a 168-suite hotel in the Fort Worth/Dallas area known as Hotel Trinity. The Purchase Agreement was unanimously approved by independent trustees of the Trust.

As consideration for the purchase of 51% of the partnership interests of the Company, the Trust agreed to pay to the Seller an aggregate purchase price of 51% of the book value of the Net Assets of the Company as of January 31, 2014 (the “Purchase Price”). The “Net Assets” means the total book value of the assets of the Company less any outstanding book value of all of the Company’s liabilities. The Company’s “Net Assets” were approximately $1,700,000 as of January 31, 2014. The Trust agreed to pay to the Seller at the Purchase Price the equivalent value of the Trusts’ shares of beneficial interest, no par value per share (“Stock”). The number of the Trust’s shares of Stock to be issued to the Seller will be determined by dividing the Purchase Price by the average daily closing price of the Stock during the month of January 2014. The Trust expects to issue approximately 530,791 shares of Stock to the Seller for the purchase of the 51% partnership interests of the Company.

The consummation of the transaction depends upon the satisfaction or waiver of a number of certain customary closing conditions and approvals. In addition, the consummation of the transaction is subject to the approval of the Trust’s shareholders.

The transaction is expected to close in June 2014 but there can be no assurances that the transaction will be completed on the proposed terms or at all. The Trust expects to hold its annual meeting of shareholders in June 2014 where the Trust’s shareholders will vote on the issuance of shares of Stock as consideration for the transaction.

SCHEDULE III

INNSUITES HOSPITALITY TRUST AND SUBSIDIARY

REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF JANUARY 31, 2014

		Initial Cost of Tenant		Cost Capitalized Subsequent to Acquisition		Gross Amounts at Which Carried at Close of Period
Properties	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Buildings and Improvements

InnSuites Hotels and Suites Tuscon Foothills Best Western Hotel	$1,241,111	$-	$4,220,820	$-	$2,353,546	$-	$6,574,366

InnSuites Hotels and Suites Yuma Best Western Hotel	5,355,051	251,649	4,983,292	53,366	2,632,306	305,015	7,615,598

InnSuites Hotels and Suites Ontario Airport Best Western Hotel	5,983,480	1,633,064	5,450,872	-	1,605,547	1,633,064	7,056,419

InnSuites Hotels and Suites Tucson St. Mary's Hotel	5,039,946	900,000	9,166,549	196,071	1,650,293	1,096,071	10,816,842

InnSuites Hotels and Suites Airport Albuquerque Best Western Hotel	1,126,983	-	1,903,970	-	269,102	-	2,173,072

InnSuites Hospitality Trust Phoenix, Arizona	-	7,005	75,662	-	-	7,005	75,662

	$18,746,571	$2,791,718	$25,801,165	$249,437	$8,510,794	$3,041,155	$34,311,959

Properties	Gross Land and Building	Accumulated Depreciation	Net Book value Land and Buildings and Improvements	Date of Construction	Date of Acquisition	Depreciation in Income Statements is Computed (years)

InnSuites Hotels and Suites Tucson Foothills Best Western Hotel	$6,574,366	$2,785,659	$3,788,707	1981	1998	5	-	40

InnSuites Hotels and Suites Yuma Best Western Hotel	7,920,613	3,079,448	4,841,165	1982	1998	5	-	40

InnSuites Hotels and Suites Ontario Airport Best Western Hotel	8,689,483	3,325,375	5,364,108	1990	1998	5	-	40

InnSuites Hotels and Suites Tucson St. Mary's Hotel	11,912,913	4,724,454	7,188,459	1960	1998	5	-	40

InnSuites Hotels and Suites Airport Albuquerque Best Western Hotel	2,173,072	1,044,864	1,128,208	1975	2000	5	-	40

InnSuites Hospitality Trust Phoenix, Arizona	82,667	24,590	58,077	2004	2004		33

	$37,353,114	$14,984,390	$22,368,724

Reconciliation of Real Estate:

Balance at January 31, 2012	$37,467,448
Improvement to Hotel Properties	$447,289
Disposal of Property Improvements	$(998,379)

Balance at January 31, 2013	$36,916,358
Improvement to Hotel Properties	$566,049
Disposal of Property Improvements	$(129,293)

Balance at January 31, 2014	$37,353,114

 SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

				Face Amount of	1/31/14 Carrying
Description	Interest Rate	Maturity Date	Periodic Payment Term	Mortgages	Amount

Mortgage Note Secured by the Albuquerque property	7.75%	11/1/2021	144 monthly installments	$1,500,000	$1,126,983

Mortgage Note Secured by the Ontario property	5.00%	1/14/2015	35 monthly installments, with balloon payment of $5,630,315 due at maturity	9,000,000	5,983,480

Mortgage Note Secured by the Yuma property	Prime Rate plus 1 point over index, floor of 5%	8/1/2022	119 monthly installments, with balloon payment of $4,112,4618 due at maturity	5,500,000	5,355,051

Mortgage Note Secured by the Tucson St. Mary's property	Prime Rate	1/28/2015	83 monthly installments, with balloon payment of $4,874,618 due at maturity	6,050,000	5,039,946

Mortgage Note Secured by the Tucson Foothills property	8.00%	5/1/2016	180 monthly installments	5,100,000	1,241,111

				$27,150,000	$18,746,571

MORTGAGE NOTE RECONCILIATION

Balance at January 31, 2012	$21,271,256

Additions during period:

Proceeds from refinancing	$500,000

Accrued interest reclassified to note payable	$240,700

Deductions during period

Principal payments	$(2,057,032)

Balance at January 31, 2013	$19,954,924

Additions during period:

Proceeds from refinancing	$-

Accrued interest reclassified to note payable	$-

Deductions during period

Principal payments	$(1,208,353)

Balance at January 31, 2014	$18,746,571

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment using those COSO criteria, our management concluded that at January 31, 2014 the Trust’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2014 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  OTHER INFORMATION

None.

 PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to our Trustees and Executive Officers is incorporated herein by reference to the information set forth under the caption “Election of Trustees” in our definitive proxy statement for our 2014 Annual Meeting of Shareholders to be held on June 27, 2014 (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the end of our fiscal year.

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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2014:

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

10.1

Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

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

10.12

Change in Terms Agreement for Bank Line of Credit, dated June 11, 2013, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and Republic Bank AZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013 filed with the Securities and Exchange Commission on September 11, 2013).

10.13

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

10.14

Business Loan and Security Agreement, dated November 25, 2013, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and American Express Bank FSB, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013 filed with the Securities and Exchange Commission on December 6, 2013).

10.15

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

10.16

Business Loan and Security Agreement dated September 23, 2013, by and between Ontario Hospitality Properties, LP, as Borrower and American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013 files with the Securities and Exchange Commission on December 6, 2013).

10.17

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

10.18

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

10.19

Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission on April 21, 2014).

10.20	Tucson Hospitality Properties LP updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013 filed with Securities and Exchange Commission on December 6, 2013).

10.21

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

10.22

Partnership Interest Purchase Agreement, dated March 24, 2014, by and between InnSuites Hospitality Trust and Suite Hotels, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K files with he Securities and Exchange Commission on March 26, 2014).

10.23

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

INNSUITES HOSPITALITY TRUST

Dated: April 28, 2014	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 28, 2014	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 28, 2014	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 28, 2014	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 28, 2014	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 28, 2014	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 28, 2014	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: April 28, 2014	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee

Dated: April 28, 2014	By:	/s/ Cynthia Ketcherside
Cynthia Ketcherside, Trustee

Dated: April 28 , 2014	By:	/s/ Pamela Barnhill
Pamela Barnhill, Trustee