Form 10-Q
period 2014-04-30
INNSUITES HOSPITALITY TRUST
filed 2014-06-13
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of June 1, 2014: 8,329,335

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2014	JANUARY 31, 2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$535,117	$395,903
Restricted Cash	43,427	114,337
Accounts Receivable, including $175,018 and $55,873 from related parties and net of Allowance for Doubtful Accounts of $18,298 and $23,593, as of April 30, 2014 and January 31, 2014, respectively	444,187	644,566
Note Receivable - Related Party	146,457	-
Prepaid Expenses and Other Current Assets	283,788	384,059
Total Current Assets	1,452,976	1,538,865
Hotel Properties, net	23,773,472	23,672,715
Property, Plant and Equipment, net	82,673	89,348
Deferred Finance Costs and Other Assets	69,422	107,575
TOTAL ASSETS	$25,378,543	$25,408,503

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,012,235	$2,221,638
Current Portion of Mortgage Notes Payable	11,643,849	11,753,088
Current Portion of Notes Payable to Banks	855,204	1,018,925
Line of Credit - Related Party	-	331,390
Current Portion of Other Notes Payable	72,593	81,461
Total Current Liabilities	14,583,881	15,406,502
Mortgage Notes Payable	6,731,434	6,993,483
Other Notes Payable	85,328	106,106

TOTAL LIABILITIES	21,400,643	22,506,091

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,845,846 and 16,822,746 shares issued and 8,334,450 and 8,341,899 shares outstanding at April 30, 2014 and January 31, 2014, respectively	14,174,363	14,024,668
Treasury Stock, 8,511,396 and 8,480,847 shares held at April 30, 2014 and January 31, 2014, respectively	(12,034,717)	(11,973,459)
TOTAL TRUST SHAREHOLDERS' EQUITY	2,139,646	2,051,209
NON-CONTROLLING INTEREST	1,838,254	851,203
TOTAL EQUITY	3,977,900	2,902,412
TOTAL LIABILITIES AND EQUITY	$25,378,543	$25,408,503

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$4,190,503	$4,306,981
Food and Beverage	393,673	356,166
Management and Trademark Fees	82,099	55,218
Other	59,795	77,833
TOTAL REVENUE	4,726,070	4,796,198

OPERATING EXPENSES
Room	1,057,631	947,491
Food and Beverage	266,413	293,381
Telecommunications	7,787	5,539
General and Administrative	947,063	822,481
Sales and Marketing	301,236	289,188
Repairs and Maintenance	362,338	292,221
Hospitality	277,343	228,097
Utilities	303,652	264,387
Hotel Property Depreciation	444,041	454,631
Real Estate and Personal Property Taxes, Insurance and Ground Rent	245,608	226,113
Other	15,348	2,443
TOTAL OPERATING EXPENSES	4,228,460	3,825,972
OPERATING INCOME	497,610	970,226
Interest Income	1,544	8
Interest Income on Note Receivable - Related Party	812	-
TOTAL OTHER INCOME	2,356	8
Interest on Mortgage Notes Payable	173,630	181,157
Interest on Notes Payable to Banks	8,452	-
Interest on Other Notes Payable	2,896	5,862
Interest on Line of Credit - Related Party	211	-
TOTAL INTEREST EXPENSE	185,189	187,019
CONSOLIDATED NET INCOME BEFORE INCOME TAX PROVISION	314,777	783,215
Income Tax Provision	(30,740)	-
CONSOLIDATED NET INCOME	$284,037	$783,215
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$223,362	$347,965
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$60,675	$435,250
NET INCOME PER SHARE – BASIC AND DILUTED	$0.01	$0.05
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,379,463	8,387,447

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2014

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholder	Non-Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2014	8,341,899	$14,024,668	8,480,847	$(11,973,459)	$2,051,209	851,203	$2,902,412
Net Income	-	60,675	-	-	60,675	223,362	284,037
Purchase of Treasury Stock	(30,549)	-	30,549	(61,258)	(61,258)	-	(61,258)
Shares of Beneficial Interest Issued for Services Rendered	23,100	9,167	-	-	9,167	-	9,167
Sales of Ownership Interests in Subsidiary	-	(74,843)	-	-	(74,843)	1,067,779	992,936
Distribution to Non-Controlling Interests	-	-	-	-	-	(149,106)	(149,106)
Reallocation of Non-Controlling Interests and Other	-	154,696	-	-	154,696	(154,984)	(288)
Balance, April 30, 2014	8,334,450	$14,174,363	8,511,396	$(12,034,717)	$2,139,646	$1,838,254	$3,977,900

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$284,037	$783,215
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	9,167	7,740
Provision for Uncollectible Receivables	(5,295)	(11,328)
Hotel Property Depreciation	444,041	454,631
Loss on Disposal of Assets	-	2,164
Amortization of Deferred Loan Fees	13,690	13,690
Changes in Assets and Liabilities:
Prepaid Expenses and Other Assets	100,281	38,980
Accounts Receivable	205,674	125,651
Accounts Payable and Accrued Expenses	(184,950)	(853,312)
NET CASH PROVIDED BY OPERATING ACTIVITIES	866,645	561,431

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(538,124)	(137,645)
Change in Restricted Cash	70,910	9,188
NET CASH USED IN INVESTING ACTIVITIES	(467,214)	(128,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(371,575)	(304,232)
Payments on Notes Payable to Banks	(385,844)	(1,005,708)
Borrowings on Notes Payable to Banks	222,123	733,909
Payments on Line of Credit - Related Party	(584,640)	-
Borrowings on Line of Credit - Related Party	266,504	-
Lendings on Note Receivable - Related Party	(308,711)	-
Collections on Note Receivable - Related Party	149,000	-
Payments on Other Notes Payable	(29,646)	(50,585)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	1,287,373	15,000
Fees Paid For Financing Activities	(294,437)	-
Repurchase of Subsidiary Equity from Related Party	-	(20,000)
Distributions to Non-Controlling Interest Holders	(149,106)	(79,388)
Repurchase of Treasury Stock	(61,258)	(22,707)
NET CASH USED IN FINANCING ACTIVITIES	(260,217)	(733,711)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	139,214	(300,737)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	395,903	493,953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$535,117	$193,216

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2014 AND JANUARY 31, 2014

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2014, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests in directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned 72.04% interest in the Partnership as of April 30, 2014 and January 31, 2014. The Trust’s weighted average ownership for the quarter ended April 30, 2014 and 2013 was 72.04%. As of April 30, 2014, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona, owned a 51.01% interest in another InnSuites® hotel located in Tucson, Arizona, and together with the Trust controlled a 58.00% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns and operates a Yuma, Arizona hotel property directly, which it acquired from the Partnership on January 31, 2005, and owns a direct 51.08% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels, our subsidiary, manages the Hotels’ daily operations.  The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels.  All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 4,400 properties and provides revenue generating reservation services and cost saving solutions to independent boutique hotels. Revenues and expenses of IBC Hotels are not significant for all periods presented and not separately reported.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  On April 30, 2014 and January 31, 2014, 286,034 Class A Partnership units were issued and outstanding, representing 2.17% of the total Partnership units.  Additionally, as of both April 30, 2014 and January 31, 2014, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on April 30, 2014, the limited partners in the Partnership would receive 3,693,972 Shares of Beneficial Interest of the Trust.  As of April 30, 2014 and January 31, 2014, the Trust owns 9,517,545 general partner units in the Partnership, representing 72.04% of the total Partnership units.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and Average Daily Rate (“ADR”) will be improved in the coming year, capital improvements are expected to be similar from the prior year.

As of April 30, 2014, the Trust had $600,000 drawn on our line of credit, which is the maximum available. Our credit line matures on June 23, 2014 and we are currently in discussions with the bank and anticipate a renewal of an additional year on this line of credit. As of June 4, 2014, the outstanding balance on the line of credit was $600,000. As of April 30, 2014, the Trust also had a related party Demand/Revolving Line of Credit/Promissory Note with a $0 account balance and a maximum borrowing capacity of $1,000,000.

As of April 30, 2014, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note maximum borrowing capacity is $1,000,000 and the full amount was available to be used on April 30, 2014.

With the expected continued availability of the $600,000 bank line of credit which management expects to timely renew, continued access to the and the availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the refinance or extension of two of our mortgage note payables which management expects to occur, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due. Management is actively discussing with the bank an extension of the line of credit. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales.

There can be no assurance that we will be successful in raising additional or replacement funds, or that these funds may be obtainable on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Trust’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Trust’s annual consolidated financial statements for the year ended January 31, 2014, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Trust’s Form 10-K for the year ended January 31, 2014.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries.  The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows.  Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and estimates of future cash flows used to test a long-lived asset for recoverability, the fair values of the long-lived assets, allowance for doubtful accounts and fair value of stock based compensation.

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

At the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,693,972.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three month period ended April 30, 2014 and 2013. Therefore no reconciliation of basic and diluted income per share is presented.

3. STOCK-BASED COMPENSATION

For the three months ended April 30, 2014, the Trust recognized expenses of $9,167 related to stock-based compensation. The Trust issued 23,100 restricted shares with a total market value of $36,666 in the first fiscal quarter of fiscal year 2015 as compensation to its four outside Trustees for fiscal year 2015. On a monthly basis during fiscal year 2015, each outside Trustee vests approximately 500 shares.

The following table summarizes restricted share activity during the three months ended April 30, 2014:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2014	-	-
Granted	23,100	$1.59
Vested	(5,100)	$1.59
Forfeited	-	-
Balance of unvested awards at April 30, 2014	18,000	$1.59

4. RELATED PARTY TRANSACTIONS

As of April 30, 2014, the Trust had a Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth Financial, LLC (“Rare Earth”), depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum and is interest only quarterly. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable. The balance fluctuates significantly through the quarter. On April 30, 2014 the Note Receivable balance was $146,457. The Demand/Revolving Line of Credit/Promissory Note maximum borrowing capacity is $1,000,000 and the full amount was available to be used on April 30, 2014. The largest outstanding balance of the Demand/Revolving Line of Credit/Promissory Note for the quarter ended April 30, 2014 was $331,390. Related party interest expense for the Demand/Revolving Line of Credit/Promissory Note for the quarter ended April 30, 2014 was $211. Related party interest income for the Note Receivable for the quarter ended April 30, 2014 was $812. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable is presented as its own line on the balance sheet and was a receivable of $146,457 at April 30, 2014 and a payable of $331,390 at January 31, 2014, respectively.

As of April 30, 2014 and January 31, 2014, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of April 30, 2014 and January 31, 2014, Mr. Wirth and his affiliates held 6,055,376 Shares of Beneficial Interest of the Trust, which represents 72.6% of total issued and outstanding Shares of Beneficial Interest.

See Note 6 – “Sale of Ownership Interests in Albuquerque Subsidiary”, Note 7 – “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary”, Note 8 – “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary” and Note 11 – “Subsequent Events” for additional information on related party transactions.

5. NOTES PAYABLE TO BANK

On September 24, 2013, Ontario Hospitality Properties, LP (“Ontario”), a subsidiary of the Trust, entered into a $168,540 business loan, including $9,540 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 23, 2014. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 30% of the Ontario American Express merchant receipts received during the loan period. As of April 30, 2014, the business loan balance was approximately $88,000.

On November 25, 2013, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $362,520 business loan, including $20,520 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of November 24, 2014. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 30% of the Yuma American Express, VISA and MasterCard merchant receipts received during the loan period. As of April 30, 2014, the business loan balance was approximately $167,000.

As of April 30, 2014, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2014. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $600,000 on this line of credit as of April 30, 2014.

6. SALE OF OWNERSHIP INTERESTS IN ALBUQUERQUE SUBSIDIARY

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

 On December 9, 2013, the Trust entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Albuquerque entity for $10,000 per unit. Under the updated restructuring agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 150 (and potentially up to 190 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Trust agreed to hold at least 50.1% of the outstanding units in the Albuquerque entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on December 9, 2013. The units in the Albuquerque entity are allocated to three classes with differing cumulative discretionary priority distribution rights through December 31, 2015. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions of $700 per unit per year are cumulative until December 31, 2015; however, after December 31, 2015 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

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

 During the three months ended April 30, 2014, there were 45.74 Class A units of the Albuquerque entity sold, 54.5 Class B units sold and 4.5 Class C units sold at $10,000 per unit. As of April 30, 2014, the Trust holds a 51.08% ownership interest, or 278 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates hold a 0.92% interest, or 5 Class C units, and other parties hold a 48.00% interest, or 261.24 Class A units. As of April 30, 2014, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $183,000, to the Trust of approximately $195,000, and to Rare Earth of approximately $4,000 per year payable quarterly for calendar year 2015.

7. SALE OF OWNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

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

         On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on September 14, 2013.  The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2016. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year are cumulative until June 30, 2016; however, after June 30, 2016 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes.  Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Tucson, Arizona property.

During the three months ended April 30, 2014, there were 8.5 Class A units of the Tucson entity sold and 9.0 Class B units sold at $10,000 per unit. As of April 30, 2014, the Partnership holds a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates hold a 1.52% interest, or 12 Class C units, and other parties hold a 47.47% interest, or 376 Class A units. As of April 30, 2014, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $263,000 to the Partnership of approximately $283,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar years 2015 and 2016.

8. SALE OF OWNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES SUBSIDIARY

On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Ontario Hospitality Properties, LP (the “Ontario entity”) for $10,000 per unit, which operates the Ontario hotel property, which was then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 49% of the outstanding partnership units in the Ontario entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Ontario entity. The Board of Trustees approved this restructuring on February 1, 2012. Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Trust and Partnership.

On March 1, 2014, the Trust and Partnership entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Ontario entity for $10,000 per unit. Under the updated restructuring agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 235 (and potentially up to 275 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Ontario entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on March 24, 2014. The limited partnership interests in the Ontario entity are allocated to three classes with differing cumulative discretionary priority distribution rights through March 31, 2017. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions of $700 per unit per year are cumulative until December 31, 2015; however, after March 31, 2017 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Ontario entity following the March 1, 2014 restructuring. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Ontario, California property.

 During the three months ended April 30, 2014, there were 56.0 Class A units of the Ontario entity sold, 42.0 Class B units sold and 14.0 Class C units sold at $10,000 per unit. As of April 30, 2014, the Partnership holds a 57.96% ownership interest, or 434.70 Class B units, in the Ontario entity, the Trust holds a 0.04% ownership interest, or 0.30 Class B units, Mr. Wirth and his affiliates hold a 3.20% interest through Rare Earth, or 24 Class C units, and other parties hold a 38.80% interest, or 291 Class A units. As of April 30, 2014 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $204,000, to the Trust of approximately $200, to the Partnership of approximately $304,000 and to Rare Earth of approximately $17,000 per year payable quarterly for calendar year 2015, 2016 and 2017.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $185,189 and $175,716 in cash for interest for the three months ended April 30, 2014 and 2013, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Tucson Foothills and the Albuquerque Hotels are subject to non-cancelable ground leases. The Tucson Foothills non-cancelable ground lease expires in 2050. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground leases for the quarters ended April 30, 2014 and 2013 was $85,280 and $72,608, respectively, including a variable component based on gross revenues of each property that totaled approximately $29,499 and $28,921, respectively.

During fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters. The lease was extended on April 30, 2014 for 36 months and expires in 2017. The Trust recorded $9,911 and $7,106 of general and administrative expense related to the lease during the three-month period ended April 30, 2014 and 2013, respectively. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2015	$187,965
FY 2016	243,032
FY 2017	242,655
FY 2018	242,655
FY 2019	228,081
FY 2020	213,508
Thereafter	8,872,170
Total	$10,230,066

The Trust is obligated under loan agreements relating to four of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the four hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Condensed Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for four of the hotel properties.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  Under these arrangements, fees expensed for membership fees and reservations were approximately $88,000 and $79,000 for the quarters ended April 30, 2014 and 2013, respectively.

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

11. SUBSEQUENT EVENTS

On May 21, 2014, our Tucson entity entered into a $421,792 credit card advance financing business loan with American Express Bank, FSB with a maturity date of May 22, 2015. The agreement includes acceleration provisions upon default. The funds may be used for Tucson Foothills’ working capital.

On June 2, 2014, the Trust paid off our Albuquerque property mortgage, which had an outstanding balance of $1,099,299 at such time, relieving the trust of future monthly principal and interest payments of approximately $16,000 per month.

As of June 10, 2014, we have continued to sell units under our Albuquerque and Ontario entity offerings and have raised approximately $940,000 and $15,000, respectively, through the sale of approximately 94 and 2 units, respectively, to unrelated parties at $10,000 per unit. Additionally, the Trust and Partnership purchased an additional 0 units and 420 units of the Albuquerque entity and Ontario entity, respectively at $10,000 per unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the year ended January 31, 2014.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended January 31, 2014, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets. There have been no material changes to our critical accounting policies since January 31, 2014.

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of the Trust. As of April 30, 2014, IBC Hotels has approximately 4,400 hotels. Revenues and expenses of IBC Hotels are not significant and not separately reported.

We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers.  We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net income over the next couple of fiscal years. For each reservation, IBC Hotels receives a 10% transactional fee plus reimbursement of our credit card processing fees associated with the reservation.

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

On January 31, 2014, both the Audit Committee of the Board of Trustees and the independent members of the Board of Trustees met in separate meetings to discuss the potential purchase of 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership by the Trust and other potential ideas to increase the Trust’s equity to meet the NYSE MKT“s shareholders’ equity requirements. The Fort Worth/Dallas Suite Hospitality Partnership is controlled by Mr. Wirth and his affiliates. During both meetings, the participants concluded that the combination of our 51% purchase of Fort Worth/Dallas Partnership and additional syndication of our Tucson, Albuquerque and Ontario entities were the most cost effective way to meet the NYSE MKT’s shareholders’ equity requirements.

On February 3, 2014, the Audit Committee of the Board of Trustees met to review and discuss the draft Purchase Agreement for the Fort Worth/Dallas Suite Hospitality Partnership and the implications of this purchase to our shareholders. Due to Mr. Wirth’s and his family members’ interests in the Fort Worth/Dallas Suite Hospitality Partnership, the Audit Committee of the Board of Trustees concluded that this transaction was a related party transaction, considered such transaction in accordance with our Related Party Transactions Policy, and determined that it was fair to the Trust and its shareholders. The independent Trustees of our Board also met on February 3, 2014. Both the Audit Committee and the independent Trustees of our Board concluded that purchase price of Fort Worth/Dallas Suite Hospitality Partnership, which is based on the audited book value as of January 31, 2014, is significantly less than the market value of the Hotel Trinity property. The Audit Committee of the Board of Trustees recommended, by unanimous vote, to our Board of Trustees to approve our purchase of 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership recognizing that the transaction is with a related party. On February 3, 2014, the independent members of our Board of Trustees voted unanimously to approve this acquisition, subject to the consent of a lender of Fort Worth/Dallas Suite Hospitality Partnership to the acquisition and shareholder approval of the issuance of our Shares of Beneficial Interest as consideration for the acquisition, which we are seeking at this year’s annual meeting. The lender has consented to the acquisition.

On March 24, 2014, the Trust entered into the Purchase Agreement with Fort Worth/Dallas Suite Hospitality Partnership, an affiliate of Mr. Wirth, our Chairman of the Board of Trustees, Chief Executive Officer and largest shareholder, to purchase 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership, upon the terms and conditions set forth in the Purchase Agreement. The Purchase Agreement was unanimously approved by our Audit Committee and by our independent Trustees. In addition, the RRF Limited Partnership Agreement was amended to facilitate this acquisition by eliminating the requirement for the Trust to contribute its 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership, when and if acquired, to the Partnership in exchange of additional general partner interests in the Partnership. The transaction is expected to close in late June 2014, but here can be no assurances that the transaction will be completed on the proposed terms or at all.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest taxes depreciation and amortization (“EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

Adjusted EBITDA is defined as earnings before non-controlling interest, interest expense, amortization of loan costs, interest income, income taxes, depreciation and amortization. We present Adjusted EBITDA because we believe these measurements (a) more accurately reflect the ongoing performance of our hotel assets and other investments, (b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and (c) provide an overall evaluation of our financial condition. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the three months ended April 30, 2014 and 2013 follows:

	Three Months Ended April 30,
	2014	2013
Net income attributable to controlling interests	$60,675	$435,250
Add back:
Depreciation	444,041	454,631
Interest expense	185,189	187,019
Non-controlling interest	223,362	347,965
Taxes	30,740	-
Less:
Interest income	(2,356)	(8)
ADJUSTED EBITDA	$946,363	$1,424,873

FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and non-controlling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. The Trust is an unincorporated Ohio business trust; however, the Trust is not a real estate investment trust for federal taxation purposes. Management uses this measurement to compare itself to REITs with similar depreciable assets. We consider FFO to be an appropriate measure of our ongoing normalized operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other companies that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the condensed consolidated financial statements.

A reconciliation of FFO to net income attributable to controlling interests for three months ended April 30, 2014 and 2013 follows:

	Three Months Ended April 30,
	2014	2013
Net loss attributable to controlling interest	$60,675	$435,250
Add back:
Loss on Disposal of Assets	-	2,164
Depreciation	444,041	454,631
Non-controlling interest	223,362	347,965
FFO	$728,078	$1,240,010

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 74.04% for the three months ended April 30, 2014, a decrease of 2.2% from the prior year period. ADR increased $0.13 to $75.43. The decreased occupancy and stable ADR resulted in a decrease of $1.56 in REVPAR to $55.85 from $57.41 in the prior year period. The decrease in occupancy is directly related to our economic pressures in our Yuma, Arizona market.

The following table shows occupancy, ADR and REVPAR for the period indicated:

	For the Three Months Ended April 30,
	2014	2013
Occupancy	74.04%	76.24%
Average Daily Rate (ADR)	$75.43	$75.30
Revenue Per Available Room (REVPAR)	$55.85	$57.41

The methodology to calculate the Occupancy, Average Daily Rate (ADR) and Revenue Per Available Room (REVPAR) has changed for those figures originally presented at April 30, 2013. The April 30, 2013 figures were originally calculated using a non weighted average approach, as presented in the April 30, 2013 filing. Management has restated the April 30, 2013 figures using a weighted average approach which considers the number of rooms in each hotel. As such, the methodology to calculate the April 30, 2013 and 2014 figures are consistent with one another as presented.

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2014 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2013

A summary of the operating results for the three months ended April 30, 2014 and 2013 is:

	2014	2013	Change	% Change
Total Revenues	$4,726,070	$4,796,198	$(70,128)	(1.5%)
Operating Expenses	(4,228,460)	(3,825,972)	402,488	10.5%
Operating Income	497,610	970,226	(472,616)	(48.7%)
Interest Income	2,356	8	2,348	29,350.0%
Interest Expense	(185,189)	(187,019)	(1,830)	(1.0%)
Income Tax Provision	(30,740)	-	30,740	100.0%
Consolidated Net Income	$284,037	$783,215	$(499,178)	(63.7%)

For the first quarter of fiscal year 2015, our total revenue was $4.726 million which was consistent with the first quarter of fiscal year 2014. During the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014, Room Revenues decreased by approximately $116,000, food and beverage revenues increased by approximately $38,000 and other and management and trademark fees increased by approximately $27,000 and other revenues decreased by approximately $18,000. Room revenue pressures were a result of decreased government sector business in our Yuma, Arizona property. The Trust collects 2.5% of revenues as management fees from hotels owned by affiliates of Mr. Wirth.  Other and management and trademark fees increased as revenues at the hotels owned by affiliates of Mr. Wirth increased.

Our overall operating expenses increased by approximately $402,000 to approximately $4,228,000 during the first quarter of fiscal year 2015, compared to approximately $3,826,000 during the first quarter of fiscal year 2014. While revenues were relatively stable, Management elected to do additional deep cleaning of rooms and additional repairs and maintenance during the first quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2014. Our food and beverage expenses decreased by approximately $27,000 to approximately $266,000 during the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014 as management closely monitored food and beverage expenses. Our general and administrative expenses increased to approximately $947,000 from approximately $822,000 during the first quarter of fiscal year 2015 as compared to the first quarter of fiscal year 2014 due to additional accounts receivable bad debt, settlement of an Americans with Disabilities Act, increase in credit card processing fees and an increase in Best Western administration expenditures.

Operating income was approximately $498,000 for the three months ended April 30, 2014 as compared to approximately $970,000 for the three months ended April 30, 2013, a decrease of approximately $472,000. This decrease in operating income was primarily due to consistent revenues and an increase in operating expenses. Management is evaluating opportunities to reduce its general and administration and room expenses to control operating expenses.

Our interest income increased by approximately $2,000 for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013 as more Trust funds were available to earn interest income. Our interest expense was stable and decreased by approximately $2,000 for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013.

Consolidated net income was approximately $284,000 for the three month period ended April 30, 2014 as compared to approximately $783,000 for the three month period ended April 30, 2013, a consolidated net income decrease of approximately $499,000. Net income attributable to controlling interests decreased by approximately $374,000 to approximately $61,000 for the three month period ended April 30, 2014, or a net income per share of $0.01, from approximately $435,000, or $0.05 net income per basic share, during the prior year period.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. Results are also significantly impacted by the overall economic conditions, specifically, conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites. Occupancy decreased from the first three months of fiscal year 2014 to the first three months of fiscal year 2015, while rates were stable. We had a significant decrease in the revenues of our Yuma, Arizona property, as business travel for the government sector decreased in the general area. Management is actively working with the property’s sales department to replace the government sector business. We anticipate revenues to increase at our Yuma, Arizona property during the second fiscal quarter.

We have minimum debt and mortgage payments of approximately $12,360,000 and approximately $859,000 due during fiscal years 2015 and 2016, respectively. Management expects to either refinance or obtain extensions of these notes prior to maturity. We have a revolving bank line of credit, with a credit limit of $600,000. The line of credit bears interest at the prime rate plus 1.0% per annum, with a 6.0% rate floor, and has no financial covenants. The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables, and matures on June 23, 2014. Mr. Wirth is a guarantor on the line of credit. On April 30, 2014, the Trust had drawn $600,000 under the line of credit. Management is in discussions with the bank and fully expects to renew this line of credit before it matures.

As of April 30, 2014, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note which interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note maximum borrowing capacity is $1,000,000 and the full amount was available to be used on April 30, 2014.

On May 21, 2014, our Tucson entity, entered into a $447,099, business loan including $25,308 of loan fees with American Express Bank, FSB (the “Agreement) with a maturity date of May 22, 2015. The agreement includes acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson entity American Express merchant receipts received during the loan period.

On June 2, 2014, the Trust paid off our Albuquerque property mortgage, which had an outstanding balance of $1,099,299 at such time, relieving the trust of future monthly principal and interest payments of approximately $16,000 per month.

With the expected continued availability of the $600,000 bank line of credit which management expects to timely renew, continued access to the availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the refinance or extension of two of our mortgage note payables which management expects to occur, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales, or a potential sale of one of our properties; however, such transactions may not be available or available on terms that are favorable to the Trust.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2013 and 2014, which could result in higher revenues and operating margins.  Challenges in fiscal year 2015 are expected to continue to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by operating activities totaled approximately $867,000 and $561,000 for the three months ended April 30, 2014 and 2013, respectively.  Partially offset by changes in consolidated net income, net cash provided by operating activities increased as changes in accounts receivable and changes in accounts payable and accrued expenses increased. While our revenues were stable, our operating expenses increased resulting in a decrease in consolidated net income for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013.

Net cash used in investing activities totaled approximately $467,000 and $128,000 for the three months ended April 30, 2014 and 2013, respectively.  The increase in net cash used in investing activities during the first three months of fiscal year 2015 compared to the first three months of fiscal year 2014 was due to an increase in capital expenditures. Improvement of our properties is a key component of our overall plan to continue to outperform our competition.

      Net cash used in financing activities totaled approximately $260,000 and $734,000 for the three months ended April 30, 2014 and 2013. This decrease was a result of (a) decrease in payments on notes payable to banks, (b) increase in borrowings on line of credit – related party, (c) increase in collections on note receivable – related party, and (d) increase in proceeds from sale of non-controlling ownership interest in subsidiary which was offset by (a) decreases in borrowings on note payable to banks, (b) increases in payments on line of credit – related party, (c) increases in lending on note receivable – related party, (d) increases in distributions to non-controlling interest holders and (e) increases in repurchase of treasury stock.

As of April 30, 2014, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for four of our properties.  As of April 30, 2014, approximately $43,000 was held in these accounts and is reported on our Condensed Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the three months ended April 30, 2014 and 2013, the Hotels spent approximately $538,000 and $138,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives. The Hotels also expensed approximately $362,000 and $292,000 during the three months ended April 30, 2014 and 2013 on repairs and maintenance.

As of April 30, 2014, we had mortgage notes payable of approximately $18 million outstanding with respect to the Hotels, approximately $158,000 in secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, $600,000 outstanding under our bank line of credit, approximately $88,000 outstanding under our Ontario business loan, and approximately $167,000 outstanding under our Yuma business loan.

We may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.  We do not have any majority-owned or controlled subsidiaries that are not included in our condensed consolidated financial statements.

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

●	fluctuations in hotel occupancy rates;
●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
●	seasonality of our business;
●	our ability to sell any of our Hotels at market value, listed sale price or at all;
●	interest rate fluctuations;
●	changes in governmental regulations, including federal income tax laws and regulations;
●	competition;
●	availability of credit or other financing and our ability to extend our line of credit;
●	our ability to meet present and future debt service obligations;
●	our inability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;
●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;
●	insufficient resources to pursue our current strategy;
●	concentration of our investments in the InnSuites Hotels® brand;
●	loss of membership contracts;
●	the financial condition of franchises, brand membership companies and travel related companies;
●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;
●	real estate and hospitality market conditions;
●	hospitality industry factors;
●	our ability to carry out our strategy including our strategy regarding IBC hotels;
●	the Trust’s ability to remain listed on the NYSE MKT;
●	effectiveness of the Trust’s software program;
●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;
●	increases in the cost of labor, energy, healthcare, insurance and other opzzerating expenses;
●	terrorist attacks or other acts of war;
●	outbreaks of communicable diseases;
●	natural disasters;
●	airline strikes;
●	transportation and fuel price increases;
●	data breaches; and
●	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended April 30, 2014, the Trust acquired 30,549 Shares of Beneficial Interest in open market transactions at an average price of $2.01 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  The Trust remains authorized to repurchase an additional 197,267 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

February 1 - February 28, 2014	6,096	$1.89	6,096	221,720
March 1 - March 31, 2014	14,078	$2.03	14,078	207,642
April 1 - April 30, 2014	10,375	$2.03	10,375	197,267
Total	30,549		30,549

On February 1, 2014, the Trust granted 6,000 restricted shares with the aggregate grant date fair value of $9,060 per grant to each of its non-employee Trustees as compensation. These shares vest ratably over the Trust’s 2015 fiscal year, February 1, 2014 through January 31, 2013, at a rate of approximately 500 shares per month. In addition, in connection with Ms. Ketcherside’ appointment as a non-employee trustee, on March 24, 2014, the Trust granted to her as compensation 5,100 restricted shares with the aggregate grant date fair value of $9,486 which vests ratably over the Trust’s 2015 fiscal year. These shares were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Appropriate restructure legends will be imprinted on the back of each stock certificate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1

Partnership Interests Purchase Agreement, dated March 24, 2014, by and between the Trust and Suite Hotels, LLC, filed as Exhibit 10.1 to the Trust’s Form 8-K filed on March 26, 2014 and incorporated herein by reference

10.2

Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014, filed as Exhibit 10.2 to the Trust’s Form 8-K filed on March 26, 2014 and incorporated herein by reference

10.3

Business Loan and Security Agreement dated May 21, 2014, executed by Tucson Hospitality Properties, LLLP, as borrower, in favor of American Express Bank, FSB, as Lender, filed as Exhibit 10.1 to the Trust’s Form 8-K filed on May 30, 2014 and incorporated herein by reference

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

INNSUITES HOSPITALITY TRUST

Dated:	June 13, 2014	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	June 13, 2014	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer