Form 10-Q
period 2014-07-31
INNSUITES HOSPITALITY TRUST
filed 2014-09-09
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

Number of outstanding Shares of Beneficial Interest, without par value, as of September 8, 2014: 8,306,685.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2014	JANUARY 31, 2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$393,926	$395,903
Restricted Cash	26,149	114,337
Accounts Receivable, including $38,793 and $55,873 from related parties and net of Allowance for Doubtful Accounts of $35,600 and $23,593, as of July 31, 2014 and January 31, 2014, respectively	319,160	644,566
Advances to Affiliates - Related Party	163,959	-
Prepaid Expenses and Other Current Assets	261,983	384,059
Total Current Assets	1,165,177	1,538,865
Hotel Properties, net	23,578,621	23,672,715
Property, Plant and Equipment, net	83,459	89,348
Deferred Finance Costs and Other Assets	43,940	107,575
TOTAL ASSETS	$24,871,197	$25,408,503

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,842,106	$2,221,638
Current Portion of Mortgage Notes Payable	5,771,740	11,753,088
Current Portion of Notes Payable to Banks, net of Discount of $58,700 and $24,453 as of July 31, 2014 and January 31, 2014, respectively	1,174,436	1,018,925
Line of Credit - Related Party	1,315,943	331,390
Current Portion of Other Notes Payable	83,835	81,461
Total Current Liabilities	10,188,060	15,406,502
Mortgage Notes Payable	11,162,768	6,993,483
Other Notes Payable	79,908	106,106

TOTAL LIABILITIES	21,430,736	22,506,091

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,845,846 and 16,822,746 shares issued and 8,320,511 and 8,341,899 shares outstanding at July 31, 2014 and January 31, 2014, respectively	13,432,958	14,024,668
Treasury Stock, 8,525,335 and 8,480,847 shares held at July 31, 2014 and January 31, 2014, respectively	(12,065,097)	(11,973,459)
TOTAL TRUST SHAREHOLDERS' EQUITY	1,367,861	2,051,209
NON-CONTROLLING INTEREST	2,072,600	851,203
TOTAL EQUITY	3,440,461	2,902,412
TOTAL LIABILITIES AND EQUITY	$24,871,197	$25,408,503

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$7,229,733	$7,428,119
Food and Beverage	571,371	561,762
Management and Trademark Fees	144,439	97,611
Other	110,858	135,718
TOTAL REVENUE	8,056,401	8,223,210

OPERATING EXPENSES
Room	2,009,349	1,902,041
Food and Beverage	456,616	494,266
Telecommunications	15,904	14,434
General and Administrative	1,939,369	1,769,173
Sales and Marketing	613,880	535,229
Repairs and Maintenance	659,201	606,240
Hospitality	472,487	440,158
Utilities	656,463	607,399
Hotel Property Depreciation	891,952	899,481
Real Estate and Personal Property Taxes, Insurance and Ground Rent	450,577	482,484
Other	14,891	4,475
TOTAL OPERATING EXPENSES	8,180,689	7,755,380
OPERATING (LOSS) INCOME	(124,288)	467,830
Interest Income	669	1,811
Interest Income on Advances to Affiliates - Related Party	2,728	-
Interest Income on Note Receivable - Related Party	1,850	-
TOTAL OTHER INCOME	5,247	1,811
Interest on Mortgage Notes Payable	355,204	371,843
Interest on Notes Payable to Banks	16,844	8,852
Interest on Other Notes Payable	14,505	16,302
Interest on Line of Credit - Related Party	5,602	-
TOTAL INTEREST EXPENSE	392,155	396,997
CONSOLIDATED NET (LOSS) INCOME BEFORE INCOME TAX PROVISION	(511,196)	72,644
Income Tax Provision	(80,000)	-
CONSOLIDATED NET (LOSS) INCOME	$(591,196)	$72,644
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$193,385	$303,693
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(784,581)	$(231,049)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,391,421	8,381,868

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$3,039,230	$3,121,138
Food and Beverage	177,698	205,596
Management and Trademark Fees	62,340	42,393
Other	51,063	57,885
TOTAL REVENUE	3,330,331	3,427,012

OPERATING EXPENSES
Room	951,717	954,550
Food and Beverage	190,203	200,885
Telecommunications	8,117	8,895
General and Administrative	980,806	946,692
Sales and Marketing	312,644	246,041
Repairs and Maintenance	296,863	314,019
Hospitality	195,144	212,061
Utilities	352,811	343,012
Hotel Property Depreciation	447,911	444,850
Real Estate and Personal Property Taxes, Insurance and Ground Rent	204,969	256,371
Other	11,043	2,032
TOTAL OPERATING EXPENSES	3,952,228	3,929,408
OPERATING LOSS	(621,897)	(502,396)
Interest Income	3	1,803
Interest Income on Advances to Affiliates - Related Party	2,728	-
Interest Income on Note Receivable - Related Party	1,850	-
TOTAL OTHER INCOME	4,581	1,803
Interest on Mortgage Notes Payable	181,574	190,686
Interest on Notes Payable to Banks	8,392	8,852
Interest on Other Notes Payable	13,089	10,440
Interest on Line of Credit - Related Party	5,602	-
TOTAL INTEREST EXPENSE	208,657	209,978
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(825,973)	(710,571)
Income Tax Provision	(49,260)	-
CONSOLIDATED NET LOSS	$(875,233)	$(710,571)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(28,783)	$(43,514)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(846,450)	$(667,057)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.10)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,403,072	8,376,472

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2014

	Total Equity

	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
					Shareholder	Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2014	8,341,899	$14,024,668	8,480,847	$(11,973,459)	$2,051,209	851,203	$2,902,412
Net Income (Loss)	-	(784,581)	-	-	(784,581)	193,385	(591,196)
Purchase of Treasury Stock	(44,488)	-	44,488	(91,638)	(91,638)	-	(91,638)
Shares of Beneficial Interest Issued for Services Rendered	23,100	18,333	-	-	18,333	-	18,333
Sales of Ownership Interests in Subsidiary, Net	-	(109,334)	-	-	(109,334)	1,640,117	1,530,783
Distribution to Non-Controlling Interests	-	-	-	-	-	(328,266)	(328,266)
Reallocation of Non-Controlling Interests and Other	-	283,872	-	-	283,872	(283,839)	33
Balance, July 31, 2014	8,320,511	$13,432,958	8,525,335	$(12,065,097)	$1,367,861	$2,072,600	$3,440,461

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss) Income	$(591,196)	$72,644
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	18,333	15,480
Recovery of (Provision for) Uncollectible Receivables	12,007	(366)
Hotel Property Depreciation	891,952	899,481
Loss on Disposal of Assets	-	6,533
Amortization of Debt Discounts and Deferred Financing Fees	42,102	27,381
Changes in Assets and Liabilities:
Accounts Receivable	313,399	175,619
Prepaid Expenses and Other Assets	135,776	(33,034)
Accounts Payable and Accrued Expenses	(379,532)	(278,185)
NET CASH PROVIDED BY OPERATING ACTIVITIES	442,841	885,553

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(791,969)	(250,046)
Change in Restricted Cash	88,188	(28,172)
NET CASH USED IN INVESTING ACTIVITIES	(703,781)	(278,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(1,812,030)	(602,750)
Payments on Notes Payable to Banks	(1,353,070)	(1,277,909)
Borrowings on Notes Payable to Banks	1,516,414	1,427,909
Payments on Line of Credit - Related Party	(654,640)	-
Borrowings on Line of Credit - Related Party	1,718,504	-
Lendings on Note Receivable - Related Party	(994,311)	-
Lendings on Advances to Affiliates - Related Party	(163,959)
Collections on Note Receivable - Related Party	915,000	-
Payments on Other Notes Payable	(50,824)	(102,058)
Borrowings on Other Notes Payable	23,000	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	1,530,783	15,000
Repurchase of Subsidiary Equity from Related Party	-	(20,000)
Distributions to Non-Controlling Interest Holders	(328,266)	(204,309)
Repurchase of Treasury Stock	(87,638)	(29,544)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	258,963	(793,661)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,977)	(186,326)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	395,903	493,953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$393,926	$307,627

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2014 AND JANUARY 31, 2014

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2014 AND 2013

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2014, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests in directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% and 72.04% interest in the Partnership as of July 31, 2014 and January 31, 2014, respectively. The Trust’s weighted average ownership for the six month period ended July 31, 2014 and 2013 was 72.06% and 72.04%, respectively. As of July 31, 2014, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona, owned a 51.01% interest in another InnSuites® hotel located in Tucson, Arizona and owned a 56.45% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns and operates a Yuma, Arizona hotel property directly and owns a direct 50.68% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels, our subsidiary, manages the Hotels’ daily operations.  The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels.  All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 6,300 properties and provides revenue generating reservation services and cost saving solutions to independent boutique hotels. Revenues and expenses of IBC Hotels are not significant for all periods presented and not separately reported.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  On July 31, 2014 and January 31, 2014, 276,131 and 286,034 Class A Partnership units were issued and outstanding, representing 2.09% and 2.17% of the total Partnership units, respectively.  Additionally, as of both July 31, 2014 and January 31, 2014, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, or 25.80% of the total Partnership units. If all of the Class A and B Partnership units were converted on July 31, 2014, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust.  As of July 31, 2014 and January 31, 2014, the Trust owns 9,527,448 and 9,517,545 general partner units in the Partnership, representing 72.11% and 72.04% of the total Partnership units, respectively.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow and quarterly distributions from the Albuquerque, New Mexico property and the Ontario, California and Tucson, Arizona properties, and more recently, sales of non-controlling interests in certain of our Hotels.  The Partnership’s principal source of cash flows is from Hotel operations for the one hotel property it owns and from its partial ownership of the Tucson, Arizona and Ontario, California properties.   Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from Hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and Average Daily Rate (“ADR”) will be improved in the coming year, capital improvements are expected to be higher during the current fiscal year as compared to prior year fiscal year as we continue to improve our properties in our efforts outperform our competition.

As of July 31, 2014, the Trust had $315,000 drawn on our line of credit. Our credit line was renewed on June 23, 2014 for one additional year and matures on June 23, 2015. As of September 2, 2014, the outstanding balance on the line of credit was $575,000.

As of July 31, 2014, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with a $1,315,940 account balance. The Demand/Revolving Line of Credit/Promissory Note has interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note was amended on July 1, 2014 to increase the maximum borrowing capacity to $1,400,000. As of September 2, 2014, the outstanding balance on the Demand/Revolving Line of Credit/Promissory Note was $917,943.

With the expected continued availability of the $600,000 bank line of credit which management renewed on June 23, 2014 for one additional year, and the availability of the $1,400,000 related party Demand/Revolving Line of Credit/Promissory Note, the refinance or extension of one of our mortgage note payables which management expects to occur, and the $447,000 and $451,560 American Express business loans with Tucson Hospitality Properties LLP and Tucson St. Mary’s Suite Hospitality LLC, respectively, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales, or a potential sale of one of our properties; however, such transactions may not be available or available on terms that are favorable to the Trust.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, however does not expect there to be a material impact at this time.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, ASU 2014-09 provides for the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the Accounting Standards Codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries.  The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows.  Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and estimates of future cash flows used to test a long-lived asset for recoverability, the fair values of the long-lived assets, allowance for doubtful accounts and fair value of stock based-compensation.

REVENUE RECOGNITION

Room, food and beverage, management and licensing fees, and other revenue are recognized as earned as services are provided and items are sold.  Sales taxes collected are excluded from gross revenue.

INCOME PER SHARE

Basic and diluted income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,684,069 Shares of the Beneficial Interest, as discussed in Note 1.

At the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,693,972 for the quarters ended July 31, 2014 and 2013, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the six month periods ended July 31, 2014 and 2013. Therefore no reconciliation of basic and diluted income per share is presented.

3. STOCK-BASED COMPENSATION

For the six months ended July 31, 2014, the Trust recognized expenses of $18,333 related to stock-based compensation. The Trust issued 23,100 restricted shares with a total market value of $36,666 in the first fiscal quarter of fiscal year 2015 as compensation to its four outside Trustees for fiscal year 2015. On a monthly basis during fiscal year 2015, each outside Trustee vests approximately 500 shares.

The following table summarizes restricted share activity during the six months ended July 31, 2014:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance at January 31, 2014	-	-
Granted	23,100	$1.59
Vested	(11,100)	$1.59
Forfeited	-	-
Balance of unvested awards at July 31, 2014	12,000	$1.59

4. RELATED PARTY TRANSACTIONS

As of July 31, 2014, the Trust had a Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth Financial, LLC (“Rare Earth”), depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum and is interest only quarterly. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable. The balance fluctuates significantly through the period. On July 31, 2014 the Demand/Revolving Line of Credit/Promissory Note balance was $1,315,940. The Demand/Revolving Line of Credit/Promissory Note was amended on July 1, 2014 to increase the maximum borrowing capacity from $1,000,000 to $1,400,000. The largest outstanding balance of the Demand/Revolving Line of Credit/Promissory Note for the period ended July 31, 2014 was $1,385,943. Related party interest expense for the Demand/Revolving Line of Credit/Promissory Note for the six months ended July 31, 2014 was $5,602. Related party interest income for the Note Receivable for the period ended July 31, 2014 was $1,850. The Demand/Revolving Line of Credit/Promissory Note is presented as its own line on the balance sheet and was a payable of $1,315,940 at July 31, 2014, and a payable of $331,390 at January 31, 2014, respectively.

As of July 31, 2014, the Trust had Advances to Affiliates with Fort Worth/Dallas Suite Hospitality Partnership. The Advances to Affiliates bears interest at 7.00% per annum and is interest only quarterly. Related party interest income for the Advances to Affiliates for the six months ended July 31, 2014 was $2,728. The Advances to Affiliates is presented as its own line on the balance sheet and was a receivable of $163,959 at July 31, 2014.

As of July 31, 2014 and January 31, 2014, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of July 31, 2014 and January 31, 2014, Mr. Wirth and his affiliates held 6,055,376 Shares of Beneficial Interest of the Trust, which represents 72.8% of total issued and outstanding Shares of Beneficial Interest.

See Note 6 – “Sale of Ownership Interests in Albuquerque Subsidiary”, Note 7 – “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary”, Note 8 – “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary” and Note 11 – “Subsequent Events” for additional information on related party transactions.

5. NOTES PAYABLE TO BANK

On September 24, 2013, Ontario Hospitality Properties, LP (“Ontario entity”), a subsidiary of the Trust, entered into a $168,540 business loan, including $9,540 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 23, 2014. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 30% of the Ontario American Express merchant receipts received during the loan period. As of July 31, 2014, the business loan balance was paid in full. As of January 31, 2014, the business loan balance was approximately $123,000. See Note 11 – “Subsequent Events” for developments after the end of the second quarter of fiscal year 2015 and a new business loan that was entered into related to the Ontario subsidiary with American Express Bank, FSB.

On November 25, 2013, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $362,520 business loan, including $20,520 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of November 24, 2014. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 30% of the Yuma American Express, VISA and MasterCard merchant receipts received during the loan period. As of July 31, 2014 and January 31, 2014, the business loan balance was approximately $79,000 and 313,000, respectively.

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of July 31, 2014, the business loan balance was approximately $391,000.

On July 24, 2014, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a $451,560 business loan, including $25,560 of loan fees, with American Express Bank, FSB (the “St. Mary’s Merchant Agreement”) with a maturity date of July 24, 2015. The St. Mary’s Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 17% of the St. Mary’s American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of July 31, 2014, the business loan balance was approximately $449,000.

As of July 31, 2014, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and was renewed on June 23, 2014 for one additional year and matures on June 23, 2015. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $315,000 on this line of credit as of July 31, 2014.

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

 During the six months ended July 31, 2014, there were 52.75 Class A units of the Albuquerque entity sold, 54.5 Class B units sold and 1.75 Class C units sold at $10,000 per unit. As of July 31, 2014, the Trust holds a 50.68% ownership interest, or 278 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates hold a 0.41% interest, or 2.25 Class C units, and other parties hold a 48.91% interest, or 268.25 Class A units. As of July 31, 2014, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $188,000, to the Trust of approximately $195,000, and to Rare Earth of approximately $2,000 per year payable quarterly for calendar year 2015.

7. SALE OF OWNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Foothills hotel property, then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

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

During the six months ended July 31, 2014, there were 8.5 Class A units of the Tucson entity sold and 9 Class B units sold at $10,000 per unit. As of July 31, 2014, the Partnership holds a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates hold a 1.52% interest, or 12 Class C units, and other parties hold a 47.47% interest, or 376 Class A units. As of July 31, 2014, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $263,000 to the Partnership of approximately $283,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar years 2015 and 2016.

8. SALE OF OWNERSHIP INTERESTS IN ONTARIO HOSPITALITY PROPERTIES SUBSIDIARY

On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Ontario Hospitality Properties, LP for $10,000 per unit, which operates the Ontario hotel property, then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 49% of the outstanding partnership units in the Ontario entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Ontario entity. The Board of Trustees approved this restructuring on February 1, 2012. Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Trust and Partnership.

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

During the six months ended July 31, 2014, there were 103 Class A units of the Ontario entity sold, 84.3 Class B units sold and 20 Class C units sold at $10,000 per unit. As of July 31, 2014, the Partnership holds a 56.45% ownership interest, or 477 Class B units, in the Ontario entity, Mr. Wirth and his affiliates hold a 3.55% interest through Rare Earth, or 30 Class C units, and other parties hold a 40% interest, or 338 Class A units. As of July 31, 2014 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $237,000, to the Partnership of approximately $334,000 and to Rare Earth of approximately $21,000 per year payable quarterly for calendar years 2015, 2016 and 2017.

9. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $392,155 and $396,997 in cash for interest for the six months ended July 31, 2014 and 2013, respectively. The Trust paid $29,260 and $0 in cash for income taxes for the six months ended July 31, 2014 and 2013, respectively. During the six months ended July 31, 2014, the Trust issued $27,000 of notes payable to third parties for the purchase of 1,904 shares of beneficial interest and for the purchase of 9,903 RRF units.

10. COMMITMENTS AND CONTINGENCIES

The Tucson Foothills and the Albuquerque Hotels are subject to non-cancelable ground leases. The Tucson Foothills non-cancelable ground lease expires in 2050. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground leases for the six months ended July 31, 2014 and 2013 was $156,045 and $144,508, respectively, including a variable component based on gross revenues of each property that totaled approximately $48,387 and $47,791, respectively.

During fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters. The lease was extended on April 30, 2014 for 36 months and expires in 2017. The Trust recorded $16,700 and $21,470 of general and administrative expense related to the lease during the six month periods ended July 31, 2014 and 2013, respectively. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2015	$125,833
FY 2016	243,359
FY 2017	244,335
FY 2018	227,725
FY 2019	213,508
FY 2020	213,508
Thereafter	8,872,170
Total	$10,140,438

The Trust is obligated under loan agreements relating to three of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the three hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Condensed Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for the Albuquerque, Ontario, Tucson Oracle and Yuma hotel properties.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled at any time by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  Under these arrangements, fees expensed for membership fees and reservations were approximately $178,000 and $160,000 for the periods ended July 31, 2014 and 2013, respectively.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business.  Although the outcome of any legal matters cannot be determined and is covered by insurance, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Trust.

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

On June 27, 2014, the Trusts’ Shareholders approved the issuance of Shares of Beneficial Interest of the Trust as consideration for the acquisition of 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership. After completion of the Shareholder Meeting on June 27, 2014, the independent Trustees jointly with Hotel Trinity’s seller, Suite Hotels, LLC, elected not to have the Trust complete the acquisition of Hotel Trinity at this time pending further Board of Trustee review.

11. SUBSEQUENT EVENTS

On August 19, 2014, Ontario Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $477,000 credit card advance financing business loan, including $27,000 of loan fees, with American Express Bank, FSB with a maturity date of August 19, 2015. The agreement includes acceleration provisions upon default. The funds may be used for working capital and to expand IBC.

On August 22, 2014, Ontario Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $5,700,000 10 year term loan to refinance the first mortgage with monthly payments of $36,835 including principal and interest, an interest rate of 4.75% fixed for the first five years and variable with a 4.75% floor for the remaining five years of the term. The loan is secured by a lien on the Ontario Hospitality Properties Limited Partnership. The balance of the previous mortgage at the time of refinance was $5,697,171, of which, $5,640,940 has been presented as long-term in the accompanying unaudited condensed consolidated balance sheet at July 31, 2014 based on the Trust’s intent and ability to refinance this mortgage at that time.

As of September 2, 2014, we have continued to sell units under our Albuquerque and Ontario entity offerings and have raised approximately $35,000 and $5,000, respectively, through the sale of approximately 3.5 and 0.5 units, respectively, to unrelated parties at $10,000 per unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the year ended January 31, 2014.

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Our principal source of cash to meet our cash requirements, including our distributions, is our share of the Partnership’s cash flow and cash flows from the Albuquerque, New Mexico property and the Yuma, Arizona property, and more recently, sales of non-controlling interests in certain of our Hotels.  The Partnership’s principal source of cash flows is from Hotel operations for the one hotel property it owns and from its partial ownership of the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from Hotel operations and to service our debt.

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

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly owned subsidiary of the Trust. As of July 31, 2014, IBC Hotels has a network of approximately 6,300 hotels. Revenues and expenses of IBC Hotels are not significant and not separately reported.

We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers.  We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and increase our consolidated net income over the next couple of fiscal years. For each reservation, IBC Hotels receives a 10% transactional fee plus reimbursement of our credit card processing fees associated with the reservation.

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

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,240,112	$-	$5,900,000
Ontario	5,594,899	5,816,905	15,900,000
Tucson Oracle	3,979,815	880,135	12,500,000
Tucson City Center	7,446,029	4,942,938	10,500,000
Yuma	5,317,766	5,294,530	14,000,000
	$23,578,621	$16,934,508	$58,800,000

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

On January 31, 2014, both the Audit Committee of the Board of Trustees and the independent members of the Board of Trustees met in separate meetings to discuss the potential purchase of 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership by the Trust and other potential ideas to increase the Trust’s equity to meet the NYSE MKT’s shareholders’ equity requirements. The Fort Worth/Dallas Suite Hospitality Partnership is controlled by Mr. Wirth and his affiliates. During both meetings, the participants concluded that the combination of our 51% purchase of Fort Worth/Dallas Partnership and additional syndication of our Tucson, Albuquerque and Ontario entities were the most cost effective way to meet the NYSE MKT’s shareholders’ equity requirements.

On February 3, 2014, the Audit Committee of the Board of Trustees met to review and discuss the draft Purchase Agreement for the Fort Worth/Dallas Suite Hospitality Partnership and the implications of this purchase to our shareholders. Due to Mr. Wirth’s and his family members’ interests in the Fort Worth/Dallas Suite Hospitality Partnership, the Audit Committee of the Board of Trustees concluded that this transaction was a related party transaction, considered such transaction in accordance with our Related Party Transactions Policy, and determined that it was fair to the Trust and its shareholders. The independent Trustees of our Board also met on February 3, 2014. Both the Audit Committee and the independent Trustees of our Board concluded that purchase price of Fort Worth/Dallas Suite Hospitality Partnership, which is based on the audited book value as of January 31, 2014, is significantly less than the market value of the Hotel Trinity property. The Audit Committee of the Board of Trustees recommended, by unanimous vote, to our Board of Trustees to approve our purchase of 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership recognizing that the transaction is with a related party. On February 3, 2014, the independent members of our Board of Trustees voted unanimously to approve this acquisition, subject to the consent of a lender of Fort Worth/Dallas Suite Hospitality Partnership to the acquisition and shareholder approval of the issuance of our Shares of Beneficial Interest as consideration for the acquisition, which was approved at our annual meeting in June 2014. The lender has consented to the acquisition.

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

On June 27, 2014, the Trusts’ Shareholders approved the issuance of Shares of Beneficial Interest of the Trust as consideration for the acquisition of 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership. After completion of the Shareholder Meeting on June 27, 2014, the independent Trustees jointly with Hotel Trinity’s seller, Suite Hotels, LLC, elected not to have the Trust complete the acquisition of Hotel Trinity at this time pending further Board of Trustee review.

On June 27, 2014, the Trust received another letter from the NYSE MKT informing the Trust that the Trust is not in compliance with continued listing standards of the NYSE MKT, Section 1003(a)(ii) and Section 1003(a) (iii) of the NYSE MKT Company Guide, due to the Trust having stockholders’ equity of less than $4.0 million and $6.0 million, respectively, as of April 30, 2014, and net losses in five consecutive fiscal years as of January 31, 2014. The Trust was informed by the NYSE MKT that a significant portion of the Trust’s non-controlling interest may not be used in its compliance calculation. The Trust was afforded the opportunity to submit a plan to the NYSE MKT by July 29, 2014 (the “plan period”) on how it intends to regain compliance with Section 1003(a)(ii) and 1003(a)(iii) by June 27, 2015. On July 24, 2014, the Trust submitted a plan to the NYSE MKT for its review and approval and subsequently provided additional information to the NYSE MKT. There is no assurance that the NYSE MKT will approve the plan.

The Trust will continue to be subject to periodic reviews by the NYSE MKT’s staff during this period. Failure to make progress consistent with the Plan or regain compliance with all continued listing standards of the NYSE MKT by the end of the plan period could result in the Trust being delisted from the NYSE MKT.

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

A reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the six months and three months ended July 31, 2014 and 2013 follows:

	Six Months Ended July 31,
	2014	2013
Net loss attributable to controlling interests	$(784,581)	$(231,049)
Add back:
Depreciation	891,952	899,481
Interest expense	392,155	396,997
Non-controlling interest	193,385	303,693
Taxes	80,000	-
Less:
Interest income	(5,247)	(1,811)
ADJUSTED EBITDA	$767,664	$1,367,311

	Three Months Ended July 31,
	2014	2013
Net loss attributable to controlling interests	$(846,450)	$(667,057)
Add back:
Depreciation	447,911	444,850
Interest expense	208,657	209,978
Taxes	49,260	-
Less:
Non-controlling interest	(28,783)	(43,514)
Interest income	(4,581)	(1,803)
ADJUSTED EBITDA	$(173,986)	$(57,546)

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

A reconciliation of FFO to net income attributable to controlling interests for six months and three months ended July 31, 2014 and 2013 follows:

	Six Months Ended July 31,
	2014	2013
Net loss attributable to controlling interest	$(784,581)	$(231,049)
Add back:
Loss on Disposal of Assets	-	6,533
Depreciation	891,952	899,481
Non-controlling interest	193,385	303,693
FFO	$300,756	$978,658

	Three Months Ended July 31,
	2014	2013
Net loss attributable to controlling interest	$(846,450)	$(667,057)
Add back:
Loss on Disposal of Assets	-	4,369
Depreciation	447,911	444,850
Non-controlling interest	(28,783)	(43,514)
FFO	$(427,322)	$(261,352)

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 68.80% for the six months ended July 31, 2014, a decrease of 2.2% from the prior year period. ADR increased $0.30 to $68.87. The decreased occupancy and stable ADR resulted in a decrease of $1.30 in REVPAR to $47.38 from $48.68 in the prior year period. The decrease in occupancy is directly related to our economic pressures in our Yuma, Arizona market.

The following table shows occupancy, ADR and REVPAR for the period indicated:

	For the Six Months Ended
	July 31,
	2014	2013
Occupancy	68.80%	71.00%
Average Daily Rate (ADR)	$68.87	$68.57
Revenue Per Available Room (REVPAR)	$47.38	$48.68

The methodology to calculate the Occupancy, Average Daily Rate (ADR) and Revenue Per Available Room (REVPAR) has changed for those figures originally presented at July 31, 2013. The July 31, 2013 figures were originally calculated using a non-weighted average approach, as presented in the July 31, 2013 filing. Management has restated the July 31, 2013 figures using a weighted average approach, which considers the number of rooms in each hotel. As such, the July 31, 2013 and 2014 figures are consistent with one another as presented.

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2014 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2013

A summary of the operating results for the six months ended July 31, 2014 and 2013 is:

	2014	2013	Change	% Change
Total Revenues	$8,056,401	$8,223,210	$(166,809)	-2.0%
Operating Expenses	(8,180,689)	(7,755,380)	425,309	5.5%
Operating (Loss) Income	(124,288)	467,830	(592,118)	-126.6%
Interest Income	5,247	1,811	3,436	189.7%
Interest Expense	(392,155)	(396,997)	(4,842)	-1.2%
Income Tax Provision	(80,000)	-	80,000	100.0%
Consolidated Net (Loss) Income	$(591,196)	$72,644	$(663,840)	-913.8%

For the six months ended July 31, 2014 compared to the six months ended July 31, 2013, our revenues were approximately $8,056,000 and $8,223,000, respectively, a decrease of approximately $167,000 or 2.0%. Revenues from hotel operations decreased during the first six months of fiscal year 2015 as compared to the same period during fiscal year 2014 due to minimal decreases in occupancy levels and relatively flat daily rates. The decrease in occupancy is directly related to our economic pressures in our Yuma, Arizona market.

Our operating expenses increased by approximately $425,000 to approximately $8,181,000 during the first six months of fiscal year 2015, compared to approximately $7,755,000 during the first six months of fiscal year 2014. While revenues remained relatively consistent with prior-year, management elected to perform additional deep cleanings of rooms and additional repairs and maintenance during the first six months of fiscal year 2015 as compared to the first six months of fiscal year 2014. Our food and beverage expenses decreased by approximately $38,000 to approximately $457,000 during the first six months of fiscal year 2015 compared to the first six months of fiscal year 2014 as management closely monitored food and beverage expenses. Our general and administrative expenses increased to approximately $1,940,000 from approximately $1,769,000 during the first six months of fiscal year 2015 as compared to the first six months of fiscal year 2014 due to additional accounts receivable write-offs, a settlement of an Americans with Disabilities Act claim, increases in credit card processing fees and an increase in Best Western administration expenditures.

Operating loss was approximately ($124,000) for the six months ended July 31, 2014 as compared to an operating profit of approximately $468,000 for the six months ended July 31, 2013, a decrease of approximately $592,000. The change was primarily due to decreased revenues and an increase in operating expenses. Management is evaluating opportunities to reduce its general and administration and room expenses to control operating expenses.

Our interest expense was approximately $392,000 for the first six months of fiscal year 2015 as compared to approximately $397,000 for the first six months of fiscal year 2014, a decrease of approximately $5,000. Due to the Hotel sales of non-controlling interest, the income tax provision was $80,000 during the first six months of fiscal year 2015 as compared to $0 for the first six month of fiscal year 2014.

Consolidated net loss was approximately ($591,000) for the first six months of fiscal year 2015 and consolidated net income was approximately $73,000 for the first six months of fiscal year 2014, a decrease of approximately $664,000.

Net loss attributable to controlling interest was approximately ($785,000) during the first six months of fiscal year 2015 as compared to approximately ($231,000) for first six months of fiscal year 2014, an increase of approximately ($554,000), or ($0.09) per share during the first six months of fiscal year 2015 as compared to, or ($0.03) per share during the prior year period. The change is primarily due to additional ownership in the hotels belonging to non-controlling interest and a net loss for the first six months of fiscal year 2015.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2014 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2013

A summary of the operating results for the three months ended July 31, 2014 and 2013 is:

	2014	2013	Change	% Change
Total Revenues	$3,330,331	$3,427,012	$(96,681)	-2.8%
Operating Expenses	(3,952,228)	(3,929,408)	22,820	0.6%
Operating Loss	(621,897)	(502,396)	(119,501)	-23.8%
Interest Income	4,581	1,803	2,778	154.1%
Interest Expense	(208,657)	(209,978)	(1,321)	-0.6%
Income Tax Provision	(49,260)	-	49,260	100.0%
Consolidated Net Loss	$(875,233)	$(710,571)	$(164,662)	-23.2%

For the second quarter of fiscal year 2015, our total revenue was approximately $3,330,000 which decreased by approximately $97,000 from the second quarter of fiscal year 2014. During the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014, room revenues decreased by approximately $82,000, food and beverage revenues decreased by approximately $28,000, management and trademark fees revenues increased by approximately $20,000 and other revenues decreased by approximately $7,000. The decrease in room revenue was primarily due to a significant decrease in government sector business at our Yuma, Arizona property. The Trust collects 2.5% of revenues as management fees from hotels owned by affiliates of Mr. Wirth.  Management and trademark fees revenues increased as revenues of the hotels owned by affiliates of Mr. Wirth increased.

Our overall operating expenses increased by approximately $23,000 to approximately $3,952,000 during the second quarter of fiscal year 2015, compared to approximately $3,929,000 during the second quarter of fiscal year 2014. Room and repairs and maintenance expenses were relatively flat during the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. Sales and marketing expenses were approximately $313,000 during the second quarter of fiscal year 2015 as compared to approximately $246,000 during the second quarter of fiscal year 2014 as management increased sales and marketing expense in our efforts to generate additional revenues for the second quarter of fiscal year 2015. Our general and administrative expenses increased to approximately $981,000 from approximately $947,000 during the second quarter of fiscal year 2015 as compared to the second quarter of 2014 due to additional accounts receivable write-offs, a settlement of an Americans with Disabilities Act claim, increase in credit card processing fees and an increase in Best Western administration expenditures.

Operating loss was approximately ($622,000) for the second quarter of fiscal year 2015 as compared to approximately ($502,000) for the second quarter of fiscal year 2014, an increase in operating loss of approximately ($120,000). This increase in operating loss was primarily due to decreased revenues and consistent operating expenses. Management is evaluating opportunities to reduce its general and administration and room expenses to control operating expenses.

Interest income and interest expense were stable for the second quarter of fiscal year 2015 as compared to the second quarter of fiscal year 2014. Income tax provision expense was approximately $49,000 for the second quarter of fiscal year 2015 as compared to $0 for the second quarter of fiscal year 2014. The change was due to the depletion of the federal alternative minimum tax net operating loss carryover and continued syndications.

Consolidated net loss was approximately ($875,000) for the three month period ended July 31, 2014 as compared to approximately ($711,000) for the three month period ended July 31, 2014, a consolidated net loss increase of approximately $164,000. The increase in consolidated net loss was primarily due to the income tax provision and less revenues during the second quarter of fiscal year 2015 as compared to the second quarter of fiscal year 2014. Net loss attributable to controlling interests increased by approximately ($179,000) to approximately ($846,000) for the three month period ended July 31, 2014, or a net loss per share of ($0.10), from approximately ($667,000), or ($0.08) net loss per share, during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including our distributions, is our share of the Partnership’s cash flow and cash flows from the Albuquerque, New Mexico property and the Yuma, Arizona property.  The Partnership’s principal source of cash flows is from Hotel operations for the one hotel property it owns and from its partial ownership of the Tucson, Arizona and Ontario, California properties, and more recently, sales of non-controlling interests in certain of our Hotels.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from Hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. Results are also significantly impacted by the overall economic conditions, specifically, conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites. Occupancy decreased approximately 2% from the first six months of fiscal year 2015 as compared to the first six months of fiscal year 2014, while daily rates remained relatively stable. We had a significant decrease in the revenues of our Yuma, Arizona property, as business travel for the government sector decreased in the general area. Management is actively working with the property’s sales department to replace the government sector business. We anticipate revenues to increase at our Yuma, Arizona property during the third fiscal quarter due to an increase in international medical contracts.

Following our refinancing of our mortgage for our Ontario hotel property, we have minimum debt and mortgage payments of approximately $6,270,548 and approximately $1,749,786 due during the remaining portion of fiscal year 2015 and during fiscal year 2016, respectively. Management expects to either refinance or obtain extensions of our Tucson, Arizona note prior to maturity in January 2015.

As of July 31, 2014, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and was renewed on June 23, 2014 for one additional year and matures on June 23, 2015. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $315,000 on this line of credit as of July 31, 2014. As of September 2, 2014, the outstanding balance on the line of credit was $575,000.

As of July 31, 2014, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with a $1,315,940 account balance. The Demand/Revolving Line of Credit/Promissory Note has interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note was amended on July 1, 2014 to increase the maximum borrowing capacity to $1,400,000. As of September 2, 2014, the outstanding balance on the Demand/Revolving Line of Credit/Promissory Note was $917,943.

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of July 31, 2014, the business loan balance was approximately $391,000.

On June 2, 2014, the Trust paid off our Albuquerque property mortgage, which had an outstanding balance of $1,099,299 at such time, relieving the trust of future monthly principal and interest payments of approximately $16,000 per month.

With the expected continued availability of the $600,000 bank line of credit which management renewed on June 23, 2014 for one additional year, and the availability of the $1,400,000 related party Demand/Revolving Line of Credit/Promissory Note, the refinance or extension of one of our mortgage note payables which management expects to occur, and the $447,000 and $451,560 American Express business loans with Tucson Hospitality Properties LLP and Tucson St. Mary’s Suite Hospitality LLC, respectively, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales, or a potential sale of one of our properties; however, such transactions may not be available or available on terms that are favorable to the Trust.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal years 2013 and 2014, which could result in higher revenues and operating margins.  Challenges in fiscal year 2015 are expected to continue to include continued competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by operating activities totaled approximately $443,000 and approximately $886,000 for the six months ended July 31, 2014 and 2013, respectively.  During the first six months of fiscal year 2015 compared to the first six months of fiscal year 2014, revenues decreased by approximately $167,000 and operating expenses increased by approximately $425,000, resulting in a decrease of approximately $592,000 in financial operational results. Net cash provided by operating activities reflects the decrease in financial operational results and the decrease in prepaid expenses and other assets, offset by the accounts payable and accrued expenses increase.

Net cash used in investing activities totaled approximately $704,000 and $278,000 for the six months ended July 31, 2014 and 2013, respectively.  The increase in net cash used in investing activities during the first six months of fiscal year 2015 compared to the first six months of fiscal year 2014 was due to an increase in capital expenditures. Improvement of our properties is a key component of our overall plan to continue to outperform our competition. During the third and fourth quarters of fiscal year 2015, management expects not to make significant property improvements.

Net cash provided by financing activities totaled approximately $259,000 during the first six months of fiscal year 2015 as compared to net cash used in financing activities of approximately ($794,000) during the first six months of fiscal year 2014. The increase in the cash provided by financing activities was primarily due to additional borrowings on the line of credit – related party and proceeds from sale of non-controlling ownership interest in subsidiary, offset by principal payments on mortgage notes payable primarily due to the payoff of the Albuquerque property mortgage.

As of July 31, 2014, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for three of our properties.  As of July 31, 2014, approximately $10,000 was held in these accounts and is reported on our Condensed Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the six months ended July 31, 2014 and 2013, the Hotels spent approximately $792,000 and $250,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives. The Hotels recognized depreciation expense of approximately $892,000 and $899,000 during the six months ended July 31, 2014 and 2013.

As of July 31, 2014, we had mortgage notes payable of approximately $16.9 million outstanding with respect to the Hotels, approximately $164,000 in secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, $315,000 outstanding under our bank line of credit, and approximately $79,000, $449,000 and $391,000 under our Yuma and two Tucson property business loans, respectively

We may seek to negotiate additional credit facilities or issue debt instruments.  Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

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

● our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

● any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

● insufficient resources to pursue our current strategy;

● concentration of our investments in the InnSuites Hotels® brand;

● loss of membership contracts;

● the financial condition of franchises, brand membership companies and travel related companies;

● our ability develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

● real estate and hospitality market conditions;

● hospitality industry factors;

● our ability to carry out our strategy, including our strategy regarding IBC hotels;

● the Trust’s ability to remain listed on the NYSE MKT;

● effectiveness of the Trust’s software program;

● the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

● our ability to integrate any acquisitions with the Trust in a timely manner;

● increases in the cost of labor, energy, healthcare, insurance and other operating expenses;

       terrorist attacks or other acts of war;

● outbreaks of communicable diseases;

● natural disasters including adverse climate changes in the areas where we have or serve hotels;

● airline strikes;

● transportation and fuel price increases;

● data breaches or cybersecurity attacks; and

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the six months ended July 31, 2014, the Trust acquired 44,488 Shares of Beneficial Interest in open market transactions at an average price of $2.06 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  The Trust remains authorized to repurchase an additional 183,328 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

May 1 - May 31, 2014	5,115	$2.04	5,115	192,152
June 1 - June 30, 2014	6,024	$2.26	6,024	186,128
July 1 - July 31, 2014	2,800	$2.26	2,800	183,328
Total	13,939		13,939

On February 1, 2014, the Trust granted 6,000 restricted shares with the aggregate grant date fair value of $9,060 per grant to each of its non-employee Trustees as compensation. These shares vest ratably over the Trust’s 2015 fiscal year, February 1, 2014 through January 31, 2015, at a rate of approximately 500 shares per month. In addition, in connection with Ms. Ketcherside’ appointment as a non-employee trustee, on March 24, 2014, the Trust granted to her as compensation 5,100 restricted shares with the aggregate grant date fair value of $9,486 which vests ratably over the Trust’s 2015 fiscal year. These shares were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Appropriate restructure legends will be imprinted on the back of each stock certificate.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

At July 31, 2014, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial LLC. The Demand/Revolving Line of Credit/Promissory Note has interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note was amended on July 1, 2014 to increase the maximum borrowing capacity to $1,400,000. The addendum dated July 1, 2014 to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC will be included as Exhibit 10.3 to the Trust’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2014.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Business Loan and Security Agreement dated May 21, 2014, executed by Tucson Hospitality Properties, LLLP, as borrower, in favor of American Express Bank, FSB, as Lender, filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2014 and incorporated herein by reference
10.2

Change in Terms Agreement, dated June 23, 2014, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrower in favor of Republic Bank AZ, N.A., as lender, filed was Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014 and incorporated herein by reference.

10.3	Addendum dated July 1, 2014 to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC.
10.4	Business Loan and Security Agreement, dated July 24, 2014, executed by Tucson Saint Mary’s Suite Hospitality LLC., as Borrower, in favor of American Express Bank, FSB, as Lender, filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on July 30, 2014 and incorporated herein by reference
10.5	Business Loan and Security Agreement, dated August 19, 2014, executed by Ontario Hospitality Properties LLLP, as borrower, in favor of American Express Bank, FSB, as Lender, filed as Exhibit 10.1 to the Trust’s Form 8-K filed on August 25, 2014 and incorporated herein by reference
10.6	Business Loan Agreement, dated August 22, 2014, by and among Ontario Hospitality Properties LLLP, as Borrower, and Arizona Bank & Trust, as Lender, guaranteed by a first position lien against the Ontario property and all general business assets of Ontario, filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on August 25, 2014 and incorporated herein by reference
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	XBRL Exhibits
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	September 9, 2014	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	September 9, 2014	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer