Form 10-Q
period 2014-10-31
INNSUITES HOSPITALITY TRUST
filed 2014-12-10
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

Yes ☐ No ☒

Number of outstanding Shares of Beneficial Interest, without par value, as of December 5, 2014: 8,279,458

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2014	JANUARY 31, 2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$445,791	$395,903
Restricted Cash	5,589	114,337
Accounts Receivable, including $47,989 and $55,873 from related parties and net of Allowance for Doubtful Accounts of $30,058 and $23,593, as of October 31, 2014 and January 31, 2014, respectively	362,901	644,566
Advances to Affiliates - Related Party	70,259	-
Prepaid Expenses and Other Current Assets	200,532	384,059
Total Current Assets	1,085,072	1,538,865
Hotel Properties, net	23,427,012	23,672,715
Property, Plant and Equipment, net	79,701	89,348
Deferred Finance Costs and Other Assets	76,673	107,575
TOTAL ASSETS	$24,668,458	$25,408,503

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,057,545	$2,221,638
Current Portion of Mortgage Notes Payable	5,736,923	11,753,088
Current Portion of Notes Payable to Banks, net of Discount of $93,321 and $24,453 as of October 31, 2014 and January 31, 2014, respectively	1,947,415	1,018,925
Line of Credit - Related Party	1,400,187	331,390
Current Portion of Other Notes Payable	73,297	81,461
Total Current Liabilities	11,215,367	15,406,502
Mortgage Notes Payable	10,840,750	6,993,483
Other Notes Payable	71,575	106,106

TOTAL LIABILITIES	22,127,692	22,506,091

COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,845,846 and 16,822,746 shares issued and 8,281,970 and 8,341,899 shares outstanding at October 31, 2014 and January 31, 2014, respectively	12,863,924	14,024,668
Treasury Stock, 8,563,876 and 8,480,847 shares held at October 31, 2014 and January 31, 2014, respectively	(12,150,105)	(11,973,459)
TOTAL TRUST SHAREHOLDERS' EQUITY	713,819	2,051,209
NON-CONTROLLING INTEREST	1,826,947	851,203
TOTAL EQUITY	2,540,766	2,902,412
TOTAL LIABILITIES AND EQUITY	$24,668,458	$25,408,503

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$10,106,908	$10,185,717
Food and Beverage	757,034	746,485
Management and Trademark Fees	208,967	143,976
Other	162,348	186,136
TOTAL REVENUE	11,235,257	11,262,314

OPERATING EXPENSES
Room	2,918,412	2,834,218
Food and Beverage	663,869	690,870
Telecommunications	23,061	23,249
General and Administrative	2,646,074	2,459,796
Sales and Marketing	947,097	804,916
Repairs and Maintenance	912,000	923,115
Hospitality	671,197	624,062
Utilities	1,014,034	925,906
Hotel Property Depreciation	1,332,530	1,333,765
Real Estate and Personal Property Taxes, Insurance and Ground Rent	728,189	678,106
Other	14,157	6,990
TOTAL OPERATING EXPENSES	11,870,620	11,304,993
OPERATING LOSS	(635,363)	(42,679)
Interest Income	669	1,816
Interest Income on Advances to Affiliates - Related Party	5,884	-
Interest Income on Note Receivable - Related Party	1,850	-
TOTAL OTHER INCOME	8,403	1,816
Interest on Mortgage Notes Payable	486,461	560,233
Interest on Notes Payable to Banks	24,264	17,745
Interest on Other Notes Payable	20,716	27,877
Interest on Line of Credit - Related Party	23,846	-
TOTAL INTEREST EXPENSE	555,287	605,855
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(1,182,247)	(646,718)
Income Tax Provision	(80,000)	-
CONSOLIDATED NET LOSS	$(1,262,247)	$(646,718)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$117,782	$199,737
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,380,029)	$(846,455)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.16)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,404,071	8,375,835

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$2,877,175	$2,757,598
Food and Beverage	185,663	184,723
Management and Trademark Fees	64,528	46,365
Other	51,490	50,418
TOTAL REVENUE	3,178,856	3,039,104

OPERATING EXPENSES
Room	909,064	932,177
Food and Beverage	207,253	196,604
Telecommunications	7,157	8,815
General and Administrative	718,205	690,623
Sales and Marketing	333,217	269,687
Repairs and Maintenance	252,799	316,875
Hospitality	198,710	183,904
Utilities	357,571	318,507
Hotel Property Depreciation	440,578	434,284
Real Estate and Personal Property Taxes, Insurance and Ground Rent	277,612	195,622
Other	(12,234)	2,515
TOTAL OPERATING EXPENSES	3,689,932	3,549,613
OPERATING LOSS	(511,076)	(510,509)
Interest Income	-	5
Interest Income on Advances to Affiliates - Related Party	3,156	-
TOTAL OTHER INCOME	3,156	5
Interest on Mortgage Notes Payable	131,257	188,390
Interest on Notes Payable to Banks	7,419	8,893
Interest on Other Notes Payable	6,211	11,575
Interest on Line of Credit - Related Party	18,244	-
TOTAL INTEREST EXPENSE	163,131	208,858
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(671,051)	(719,362)
Income Tax Provision	-	-
CONSOLIDATED NET LOSS	$(671,051)	$(719,362)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(75,603)	$(108,339)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(595,448)	$(611,023)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,429,172	8,363,876

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2014

	Total Equity

	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
					Shareholder	Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2014	8,341,899	$14,024,668	8,480,847	$(11,973,459)	$2,051,209	851,203	$2,902,412
Net (Loss) Income	-	(1,380,029)	-	-	(1,380,029)	117,782	(1,262,247)
Purchase of Treasury Stock	(83,029)	-	83,029	(176,646)	(176,646)	-	(176,646)
Shares of Beneficial Interest Issued for Services Rendered	23,100	27,500	-	-	27,500	-	27,500
Sales of Ownership Interests in Subsidiary	-	(165,552)	-	-	(165,552)	1,750,344	1,584,792
Distribution to Non-Controlling Interests	-	-	-	-	-	(535,045)	(535,045)
Reallocation of Non-Controlling Interests and Other	-	357,337	-	-	357,337	(357,337)	-
Balance, October 31, 2014	8,281,970	$12,863,924	8,563,876	$(12,150,105)	$713,819	$1,826,947	$2,540,766

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,262,247)	$(646,718)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	27,500	23,220
Recovery of (Provision for) Uncollectible Receivables	6,465	(18,962)
Hotel Property Depreciation	1,332,530	1,333,765
Loss on Disposal of Assets	-	14,486
Amortization of Debt Discounts and Deferred Financing Fees	86,986	32,822
Changes in Assets and Liabilities:
Accounts Receivable	275,200	273,132
Prepaid Expenses and Other Assets	152,475	(29,237)
Accounts Payable and Accrued Expenses	(164,091)	179,340
NET CASH PROVIDED BY OPERATING ACTIVITIES	454,818	1,161,848

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(1,077,180)	(407,254)
Change in Restricted Cash	108,748	(23,588)
Lendings on Advances to Affiliates - Related Party	(259,059)	-
Collections on Advances to Affiliates - Related Party	188,800	-
NET CASH USED IN INVESTING ACTIVITIES	(1,038,691)	(430,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(7,868,899)	(903,698)
Borrowings on Mortgage Notes Payable	5,700,000	-
Payments on Notes Payable to Banks	(3,294,343)	(1,432,664)
Borrowings on Notes Payable to Banks	4,197,801	1,733,047
Payments on Line of Credit - Related Party	(1,466,640)	-
Borrowings on Line of Credit - Related Party	2,614,748	-
Lendings on Note Receivable - Related Party	(994,311)	-
Collections on Note Receivable - Related Party	915,000	-
Payments on Other Notes Payable	(69,696)	(155,889)
Borrowings on Other Notes Payable	27,000	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	1,584,792	76,533
Repurchase of Subsidiary Equity from Related Party	-	(20,000)
Distributions to Non-Controlling Interest Holders	(535,045)	(330,277)
Repurchase of Treasury Stock	(176,646)	(51,292)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	633,761	(1,084,240)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,888	(353,234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	395,903	493,953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$445,791	$140,719

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014 AND JANUARY 31, 2014

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2014 AND 2013

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2014, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests in directly and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% and 72.04% interest in the Partnership as of October 31, 2014 and January 31, 2014, respectively. The Trust’s weighted average ownership for the nine month period ended October 31, 2014 and 2013 was 72.08% and 72.04%, respectively. As of October 31, 2014, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona, owned a 51.01% interest in another InnSuites® hotel located in Tucson, Arizona and owned a 56.05% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns 99.9% of and operates a Yuma, Arizona hotel property directly and owns a direct 50.64% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels, our subsidiary, manages the Hotels’ daily operations.  The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels.  All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 6,500 properties and provides revenue generating reservation services and cost saving solutions to independent boutique hotels. Revenues and expenses of IBC Hotels are not significant and not separately reported.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  On October 31, 2014 and January 31, 2014, 276,131 and 286,034 Class A Partnership units were issued and outstanding, representing 2.09% and 2.17% of the total Partnership units, respectively.  Additionally, as of both October 31, 2014 and January 31, 2014, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, or 25.80% of the total Partnership units. If all of the Class A and B Partnership units were converted on October 31, 2014, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust.  As of October 31, 2014 and January 31, 2014, the Trust owns 9,527,448 and 9,517,545 general partner units in the Partnership, representing 72.11% and 72.04% of the total Partnership units, respectively.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow and quarterly distributions from the Albuquerque, New Mexico property and the Yuma, Arizona properties, and more recently, sales of non-controlling interests in certain of our Hotels.  The Partnership’s principal source of cash flows is from Hotel operations for the one hotel property it owns and from its partial ownership of the Tucson, Arizona and Ontario, California properties.   Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from Hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and Average Daily Rate (“ADR”) will be improved in the coming year, capital improvements are expected to be higher during the current fiscal year as compared to prior year fiscal year as we continue to improve our properties in our efforts outperform our competition.

As of October 31, 2014, the Trust had $345,000 drawn on our line of credit. Our credit line was renewed on June 23, 2014 for one additional year and matures on June 23, 2015. As of December 1, 2014, the outstanding balance on the line of credit was $505,000.

As of October 31, 2014, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with a $1,400,187 account balance. The Demand/Revolving Line of Credit/Promissory Note has interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note was amended on October 27, 2014 to increase the maximum borrowing capacity to $2,000,000. As of December 1, 2014, the outstanding balance on the Demand/Revolving Line of Credit/Promissory Note was $1,550,187.

With the expected continued availability of the $600,000 bank line of credit, the availability of the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the refinance of the Ontario Hospitality Properties, LP mortgage note payable, the refinance or extension of one of our mortgage note payables which management expects to occur, and the $477,000, $415,520 and $318,000 American Express business loans with Ontario Hospitality Properties, LP, Yuma Hospitality Properties Limited Partnership and Albuquerque Suite Hospitality, LLC, respectively, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales, or a potential sale of one of our properties; however, such transactions may not be available or available on terms that are favorable to the Trust.

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

At the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,688,603 and 3,693,972 for the quarters ended October 31, 2014 and 2013, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the nine month periods ended October 31, 2014 and 2013. Therefore no reconciliation of basic and diluted income per share is presented.

3. STOCK-BASED COMPENSATION

For the nine months ended October 31, 2014, the Trust recognized expenses of $27,500 related to stock-based compensation. The Trust issued 23,100 restricted shares with a total market value of $36,666 in the first fiscal quarter of fiscal year 2015 as compensation to its four outside Trustees for fiscal year 2015. On a monthly basis during fiscal year 2015, each outside Trustee vests approximately 500 shares.

The following table summarizes restricted share activity during the nine months ended October 31, 2014:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2014	-	-
Granted	23,100	$1.59
Vested	(17,100)	$1.59
Forfeited	-	-
Balance of unvested awards at October 31, 2014	6,000	$1.59

4. RELATED PARTY TRANSACTIONS

As of October 31, 2014, the Trust had a Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth Financial, LLC (“Rare Earth”), depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum , is interest only quarterly and matures on January 31, 2015. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable. The balance fluctuates significantly through the period. On October 31, 2014 the Demand/Revolving Line of Credit/Promissory Note balance was $1,400,187. The Demand/Revolving Line of Credit/Promissory Note was amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. The largest outstanding balance of the Demand/Revolving Line of Credit/Promissory Note for the period ended October 31, 2014 was $1,400,187. Related party interest expense for the Demand/Revolving Line of Credit/Promissory Note for the nine months ended October 31, 2014 was $23,846. Related party interest income for the Note Receivable for the nine months ended October 31, 2014 was $1,850. The Demand/Revolving Line of Credit/Promissory Note is presented as its own line on the balance sheet and was a payable of $1,400,187 at October 31, 2014, and a payable of $331,390 at January 31, 2014, respectively.

As of October 31, 2014, the Trust had Advances to Affiliates with Fort Worth/Dallas Suite Hospitality Partnership. The Advances to Affiliates bears interest at 7.00% per annum and is interest only quarterly. Related party interest income for the Advances to Affiliates for the nine months ended October 31, 2014 was $5,884. The Advances to Affiliates is presented as its own line on the balance sheet and was a receivable of $70,259 at October 31, 2014.

As of October 31, 2014 and January 31, 2014, Mr. Wirth and his affiliates held 3,407,938 Class B limited partnership units in the Partnership. As of October 31, 2014 and January 31, 2014, Mr. Wirth and his affiliates held 6,055,376 Shares of Beneficial Interest of the Trust, which represents 73.1% and 72.6% of total issued and outstanding Shares of Beneficial Interest, respectively.

See Note 6 – “Sale of Ownership Interests in Albuquerque Subsidiary”, Note 7 – “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary”, Note 8 – “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary”, Note 9 – “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary” and Note 12 – “Subsequent Events” for additional information on related party transactions.

5. NOTES PAYABLE

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of October 31, 2014, the business loan balance was approximately $307,000.

On June 2, 2014, the Trust paid off the Albuquerque Suite Hospitality, LLC property mortgage, which had an outstanding balance of $1,099,299 at such time.

On July 24, 2014, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a $451,560 business loan, including $25,560 of loan fees, with American Express Bank, FSB (the “St. Mary’s Merchant Agreement”) with a maturity date of July 24, 2015. The St. Mary’s Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 17% of the St. Mary’s American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2014, the business loan balance was approximately $370,000.

On August 19, 2014, Ontario Hospitality Properties, LP (“Ontario entity”), a subsidiary of the Trust, entered into a $477,000 business loan, including $27,000 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 19, 2015. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 27% of the Ontario American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2014, the business loan balance was approximately $339,000.

On August 22, 2014, the Ontario entity, a subsidiary of the Trust, entered into a $5,700,000 mortgage loan with Arizona Bank & Trust (the AZB&T Agreement”) to refinance the current existing term debt with a 10 year maturity date with an interest rate of 4.75% fixed for the first 5 years and then variable at Wall Street Journal Prime + 1.50% with a 4.75% floor for the remaining 5 years of the term. The loan is secured by a 1st position lien against the Ontario property located at 3400 Shelby Street, Ontario CA 91764 and all general business assets of Ontario. Prepayment fees exist for refinancing the debt with another lender in the first 3 years. As of October 31, 2014 the mortgage loan balance was approximately $5,668,000.

On September 16, 2014, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $415,520 business loan, including $23,250 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of September 16, 2015. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of July 31, 2014, the business loan balance was approximately $365,000.

On October 24, 2014, Albuquerque Suite Hospitality, LLC, a subsidiary of the Trust, entered into a $318,000 business loan, including $18,000 of loan fees, with American Express Bank, FSB (the “”Albuquerque Merchant Agreement”) with a maturity date of October 24, 2015. The Albuquerque Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2014, the business loan balance was approximately $315,000.

As of October 31, 2014, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and was renewed on June 23, 2014 for one additional year and matures on June 23, 2015. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $345,000 on this line of credit as of October 31, 2014.

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

 During the nine months ended October 31, 2014, there were 54.5 Class A units of the Albuquerque entity sold, 54.5 Class B units sold and 0.5 Class C units sold at $10,000 per unit. As of October 31, 2014, the Trust holds a 50.64% ownership interest, or 278 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates hold a 0.18% interest, or 1 Class C unit, and other parties hold a 49.18% interest, or 270 Class A units. As of October 31, 2014, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $189,000, to the Trust of approximately $195,000, and to Rare Earth of approximately $1,000 per year payable quarterly for calendar year 2015.

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

During the nine months ended October 31, 2014, there were 8.5 Class A units of the Tucson entity sold and 9 Class B units sold at $10,000 per unit. As of October 31, 2014, the Partnership holds a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates hold a 1.52% interest, or 12 Class C units, and other parties hold a 47.47% interest, or 376 Class A units. As of October 31, 2014, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $263,000 to the Partnership of approximately $283,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar years 2015 and 2016.

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

During the nine months ended October 31, 2014, there were 109 Class A units of the Ontario entity sold, 84.3 Class B units sold and 20 Class C units sold at $10,000 per unit. As of October 31, 2014, the Partnership holds a 56.05% ownership interest, or 477 Class B units, in the Ontario entity, Mr. Wirth and his affiliates hold a 3.53% interest through Rare Earth, or 30 Class C units, and other parties hold a 40.42% interest, or 344 Class A units. As of October 31, 2014 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $241,000, to the Partnership of approximately $334,000 and to Rare Earth of approximately $21,000 per year payable quarterly for calendar years 2015, 2016 and 2017.

9. SALE OF OWNERSHIP INTERESTS IN YUMA HOSPITALITY PROPERTIES SUBSIDIARY

On October 24, 2014, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Yuma Hospitality Properties, Limited Partnership (the “Yuma” entity) for $10,000 per unit, which operates the Yuma hotel property, then wholly-owned by the Trust.  Prior to the agreement there were 750 units outstanding and as a result of the agreement, an additional 50 units will be created for sale. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 398 units, which represents approximately 49% of the outstanding partnership units in the Yuma entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Yuma entity. The Board of Trustees approved this restructuring on October 24, 2014. Under the restructured limited partnership agreement, Rare Earth became a general partner of the Yuma entity along with the Trust and Partnership.

The limited partnership interests in the Yuma entity are allocated to three classes with differing cumulative discretionary priority distribution rights through January 31, 2020. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Yuma entity. Priority distributions of $700 per unit per year are cumulative until January 31, 2020. After January 31, 2020, all Partnership Interests will share equally in all distributions.

If certain triggering events related to the Yuma entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth will receive a restructuring fee of $350,000, conditioned upon and arising from the sale of the first 150 units in the Yuma entity following the October 24, 2014 restructuring. The Yuma entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Yuma, Arizona property.

As of October 31, 2014, no Class A units of the Yuma entity were sold with 749 Class B units owned by the Trust and 1 Class C unit owned by Rare Earth Financial, LLC, an affiliate of Mr. Wirth. As of October 31, 2014, the Partnership holds 99.9% ownership interest in the Yuma entity. As of December 1, 2014, four Class A units of the Yuma entity were sold to third parties.

10. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $555,287 and $599,262 in cash for interest for the nine months ended October 31, 2014 and 2013, respectively. The Trust paid $29,260 and $0 in cash for income taxes for the nine months ended October 31, 2014 and 2013, respectively. During the nine months ended October 31, 2014, the Trust issued $27,000 of notes payable to third parties for the purchase of 1,904 Shares of Beneficial Interest and for the purchase of 9,903 units of the Partnership.

11. COMMITMENTS AND CONTINGENCIES

The Tucson Foothills and Albuquerque Hotels are subject to non-cancelable ground leases. The Tucson Foothills non-cancelable ground lease expires in 2050. In connection with the purchase of the land, the Trust has obtained a commitment for financing to acquire the land, re-finance the existing Tucson hotel loan 1st deed of trust lowering the existing hotel interest rate from 8.0% to 4.19% and payoff other existing debt. The $3,500,000 commercial real estate loan has a 15 year term with 4.19% fixed for 5 years and adjusts annually. See Note 12 – “Subsequent Events” for developments after the end of the third quarter of fiscal year 2015.

The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground leases for the nine months ended October 31, 2014 and 2013 was $225,397 and $149,747, respectively, including a variable component based on gross revenues of each property that totaled approximately $65,000 and $90,000, respectively.

During fiscal year 2010, the Trust entered into a five-year office lease for its corporate headquarters. The lease was extended on April 30, 2014 for 36 months and expires in 2017. The Trust recorded $24,698 and $31,703 of general and administrative expense related to the lease during the nine month periods ended October 31, 2014 and 2013, respectively. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the lease period.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2015	$62,917
FY 2016	243,358
FY 2017	244,335
FY 2018	227,725
FY 2019	213,508
FY 2020	213,508
Thereafter	8,872,170
Total	$10,077,521

The Trust is obligated under loan agreements relating to two of its hotels to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the two hotel properties for which a mortgage lender escrow exists are reported on the Trust’s Condensed Consolidated Balance Sheet as “Restricted Cash.”

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for the Albuquerque, Ontario, Tucson Foothills and Yuma hotel properties.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled at any time by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  Under these arrangements, fees expensed for membership fees and reservations were approximately $260,000 and $239,000 for the nine month periods ended October 31, 2014 and 2013, respectively.

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

12. SUBSEQUENT EVENTS

As previously disclosed on our Form 8-K dated October 15, 2014, Tucson Hospitality Properties, LLLP (“Tucson”), a subsidiary of the Trust, entered into purchase and sale agreement for a $2.5 million for the purchase of land located at 6201 North Oracle Road, Tucson, Pima County, Arizona, known as Pima County Assessor Parcel No. 102-20-004E (the “Property”). The transaction closed on November 24, 2014. In connection with the purchase of the Property, the Trust obtained financing to acquire the land, re-finance the existing Tucson hotel loan 1st deed of trust lowering the existing hotel interest rate from 8.0% to 4.19% and payoff other existing debt. The $3,500,000 commercial real estate loan has a 15 year term with 4.19% fixed for 5 years and adjusts annually. The loan closed simultaneous to the property purchase. Rare Earth Financial, LLC, the Partnership, the Trust, the Wirth Family Trust dated July 14, 2006, James and Gail Wirth are joint guarantors.

As of December 2, 2014, we have continued to sell units under our Albuquerque, Ontario and Yuma entity offerings and have raised approximately $35,000, $5,000 and $40,000 respectively, through the sale of approximately 3.5, 0.5 and 4 units, respectively, to unrelated parties at $10,000 per unit.

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

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly owned subsidiary of the Trust. As of October 31, 2014, IBC Hotels has a network of approximately 6,500 hotels. Revenues and expenses of IBC Hotels are not significant and not separately reported.

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

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,222,775	$-	$6,600,000
Ontario	5,602,110	5,667,623	14,200,000
Tucson Oracle	3,982,249	750,663	11,900,000
Tucson City Center	7,400,406	4,894,578	11,900,000
Yuma	5,219,472	5,264,809	12,900,000
	$23,427,012	$16,577,673	$57,500,000

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

On March 24, 2014, the Trust entered into the Purchase Agreement with Fort Worth/Dallas Suite Hospitality Partnership, an affiliate of Mr. Wirth, our Chairman of the Board of Trustees, Chief Executive Officer and largest shareholder, to purchase 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership, upon the terms and conditions set forth in the Purchase Agreement. The Purchase Agreement was unanimously approved by our Audit Committee and by our independent Trustees. In addition, the RRF Limited Partnership Agreement was amended to facilitate thais acquisition by eliminating the requirement for the Trust to contribute its 51% of the partnership interests of Fort Worth/Dallas Suite Hospitality Partnership, when and if acquired, to the Partnership in exchange of additional general partner interests in the Partnership.

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

On September 19, 2014, the NYSE MKT notified the Trust that it is not in compliance with Section 1003(a)(i) of the NYSE MKT Company Guide since it reported Stockholders’ Equity of less than $2.0 million at July 31, 2014 and has incurred losses in two of its three fiscal years ended January 31, 2014. The NYSE has accepted Trusts’ equity expansion compliance plan and has granted the Trust an extension of time until December 29, 2015 to comply with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide.

The Trust will continue to be subject to periodic reviews by the NYSE MKT’s staff during this period. Failure to make progress consistent with the Plan or regain compliance with all continued listing standards of the NYSE MKT by the end of the plan period could result in the Trust being delisted from the NYSE MKT.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

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

A reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the nine months and three months ended October 31, 2014 and 2013 follows:

	Nine Months Ended October 31,
	2014	2013
Net loss attributable to controlling interests	$(1,380,029)	$(846,455)
Add back:
Depreciation	1,332,530	1,333,765
Interest expense	555,287	605,855
Non-controlling interest	117,782	199,737
Taxes	80,000	-
Less:
Interest income	(8,403)	(1,816)
ADJUSTED EBITDA	$697,167	$1,291,086

	Three Months Ended October 31,
	2014	2013
Net loss attributable to controlling interests	$(595,448)	$(611,023)
Add back:
Depreciation	440,578	434,284
Interest expense	163,131	208,858
Non-controlling interest	(75,603)	(108,339)
Taxes	-	-
Less:
Interest income	(3,156)	(5)
ADJUSTED EBITDA	$(70,498)	$(76,225)

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

A reconciliation of FFO to net income attributable to controlling interests for the nine months and three months ended October 31, 2014 and 2013 follows:

	Nine Months Ended October 31,
	2014	2013
Net loss attributable to controlling interest	$(1,380,029)	$(846,455)
Add back:
Loss on Disposal of Assets	-	14,486
Depreciation	1,332,530	1,333,765
Non-controlling interest	117,782	199,737
FFO	$70,283	$701,533

	Three Months Ended October 31,
	2014	2013
Net loss attributable to controlling interest	$(595,448)	$(611,023)
Add back:
Loss on Disposal of Assets	-	7,954
Depreciation	440,578	434,284
Non-controlling interest	(75,603)	(108,339)
FFO	$(230,473)	$(277,124)

RESULTS OF OPERATIONS

Our expenses consist primarily of hotel operating expenses, property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees and depreciation of the Hotels. Our operating performance is principally related to the performance of the Hotels. Therefore, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, calculated as rooms sold divided by the number of rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by the number of rooms available, is appropriate for understanding revenue from the Hotels. Occupancy was 65.10% for the nine months ended October 31, 2014, a decrease of 1.52% from the prior year period. ADR increased $1.02 to $67.46. The decreased occupancy and stable ADR resulted in a slight decrease of $0.34 in REVPAR to $43.92 from $44.26 in the prior year period. The decrease in occupancy is directly related to our economic pressures in our Yuma, Arizona market.

The following table shows occupancy, ADR and REVPAR for the period indicated:

	For the Nine Months Ended
	October 31,
	2014	2013
Occupancy	65.10%	66.61%
Average Daily Rate (ADR)	$67.46	$66.44
Revenue Per Available Room (REVPAR)	$43.92	$44.26

The methodology to calculate the Occupancy, Average Daily Rate (ADR) and Revenue Per Available Room (REVPAR) has changed for those figures originally presented at October 31, 2013. The October 31, 2013 figures were originally calculated using a non-weighted average approach, as presented in the October 31, 2013 filing. Management has restated the October 31, 2013 figures using a weighted average approach, which considers the number of rooms in each hotel. As such, the October 31, 2013 and 2014 figures are consistent with one another as presented.

No assurance can be given that the trends reflected in this data will be maintained or improve or that occupancy, ADR or REVPAR will not decrease as a result of changes in national or local economic or hospitality industry conditions. We expect the economic conditions to positively affect our business levels for the remainder of this current fiscal year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2013

A summary of the operating results for the nine months ended October 31, 2014 and 2013 is:

	2014	2013	Change	% Change
Total Revenues	$11,235,257	$11,262,314	$(27,057)	-0.2%
Operating Expenses	(11,870,620)	(11,304,993)	565,627	5.0%
Operating Loss	(635,363)	(42,679)	(592,684)	1388.7%
Interest Income	8,403	1,816	6,587	362.7%
Interest Expense	(555,287)	(605,855)	(50,568)	-8.3%
Income Tax Provision	(80,000)	-	80,000	100.0%
Consolidated Net Loss	$(1,262,247)	$(646,718)	$(615,529)	-95.2%

For the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013, our revenues were approximately $11,235,000 and $11,262,000, respectively, a decrease of approximately $27,000 or 0.2%. Revenues from hotel operations decreased during the first nine months of fiscal year 2015 as compared to the same period during fiscal year 2014 due to minimal decreases in occupancy levels and relatively flat daily rates. The decrease in occupancy is directly related to our economic pressures in our Yuma, Arizona market.

Our operating expenses increased by approximately $566,000 to approximately $11,871,000 during the first nine months of fiscal year 2015, compared to approximately $11,305,000 during the first nine months of fiscal year 2014. While revenues remained relatively consistent with prior-year, management elected to perform additional deep cleanings of rooms which resulted in approximately $84,000 of additional expenditures during the first nine months of fiscal year 2015 as compared to the first nine months of fiscal year 2014. Our food and beverage expenses decreased by approximately $27,000 to approximately $664,000 during the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014 as management closely monitored food and beverage expenses. Our general and administrative expenses increased to approximately $2,646,000 from approximately $2,460,000 during the first nine months of fiscal year 2015 as compared to the first nine months of fiscal year 2014 due to additional accounts receivable write-offs, a settlement of an Americans with Disabilities Act claim, increases in credit card processing fees and an increase in Best Western administration expenditures.

Operating loss was approximately ($635,000) for the nine months ended October 31, 2014 as compared to approximately ($43,000) for the nine months ended October 31, 2013, a decrease of approximately $593,000. The change was primarily due to slight decrease of revenues and an increase in operating expenses. Management is evaluating opportunities to reduce its general and administration, sales and marketing, utilities and room expenses to control operating expenses.

      Our interest expense was approximately $555,000 for the first nine months of fiscal year 2015 as compared to approximately $606,000 for the first six months of fiscal year 2014, a decrease of approximately $51,000 due to the payoff of our Albuquerque property mortgage, and refinancing of our Ontario, California property. Due to the Trust sales of non-controlling interests, the income tax provision was $80,000 during the first nine months of fiscal year 2015 as compared to $0 for the first nine month of fiscal year 2014.

Consolidated net loss was approximately ($1,262,000) for the first nine months of fiscal year 2015 and approximately ($647,000) for the first nine months of fiscal year 2014, a net loss increase of approximately $615,000. This net loss increase was primarily caused by steady revenues and an increased amount of operating expenses.

Net loss attributable to controlling interest was approximately ($1,380,000) during the first nine months of fiscal year 2015 as compared to approximately ($846,000) for first nine months of fiscal year 2014, an increase of approximately $533,000, or ($0.16) per share during the first nine months of fiscal year 2015 as compared to ($0.10) per share during the prior year period. The change is primarily due to additional ownership in the hotels belonging to non-controlling interest and a greater net loss for the first nine months of fiscal year 2015 as compared to the first nine months of fiscal year 2014.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2013

A summary of the operating results for the three months ended October 31, 2014 and 2013 is:

	2014	2013	Change	% Change
Total Revenues	$3,178,856	$3,039,104	$139,752	4.6%
Operating Expenses	(3,689,932)	(3,549,613)	140,319	4.0%
Operating Loss	(511,076)	(510,509)	(567)	-0.1%
Interest Income	3,156	5	3,151	63020.0%
Interest Expense	(163,131)	(208,858)	(45,727)	-21.9%
Income Tax Provision	-	-	-	0.0%
Consolidated Net Loss	$(671,051)	$(719,362)	$48,311	6.7%

For the third quarter of fiscal year 2015, our total revenue was approximately $3,179,000 which increased by approximately $140,000 from the third quarter of fiscal year 2014. During the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014, room revenues increased by approximately $120,000, food and beverage revenues were relatively flat, management and trademark fees revenues increased by approximately $18,000 and other revenues were relatively flat. The increase in room revenues was primarily due to a pickup in the Ontario, California and Tucson St. Mary’s properties. The Trust collects 2.5% of revenues as management fees from hotels owned by affiliates of Mr. Wirth. Management and trademark fees revenues increased as revenues of the hotels owned by affiliates of Mr. Wirth increased.

Our overall operating expenses increased by approximately $140,000 to approximately $3,690,000 during the third quarter of fiscal year 2015, compared to approximately $3,550,000 during the third quarter of fiscal year 2014. Room, food and beverage and general and administrative expenses were relatively flat during the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. Sales and marketing expenses were approximately $333,000 during the third quarter of fiscal year 2015 as compared to approximately $270,000 during the third quarter of fiscal year 2014 as management increased sales and marketing expense in our efforts to generate additional revenues for the third quarter of fiscal year 2015. Repairs and maintenance decreased by approximately $64,000 to approximately $253,000 during the third quarter of fiscal year 2015, compared to approximately $317,000 during the third quarter of fiscal year 2014 as additional maintenance projects were completed earlier in fiscal year 2015. Real estate and personal property taxes, insurance and ground rent increased by approximately $82,000 due to deferred land lees fees related to our Albuquerque, NM property, and additional property tax accruals during the third quarter of fiscal year 2015.

Operating loss was flat at approximately ($511,000) for both the third quarters of fiscal year 2015 and fiscal year 2014. The Operating loss was steady due to a slight increase in revenues matched by a slight increase in expenses. Management is evaluating opportunities to reduce its sales and marketing and real estate and personal property taxes, insurance and ground rent expenses to control operating expenses.

Interest income was stable for the third quarter of fiscal year 2015 as compared to the third quarter of fiscal year 2014. Interest expense decreased by approximately $46,000 to approximately $163,000 during the third quarter of fiscal year 2015, compared to approximately $209,000 during the third quarter of fiscal year 2014, due to the payoff of our Albuquerque property mortgage, and refinancing of our Ontario, California property.

Consolidated net loss was approximately ($671,000) for the three month period ended October 31, 2014 as compared to approximately ($719,000) for the three month period ended October 31, 2013, a decrease of approximately $48,000. The decrease in consolidated net loss was primarily due to the decrease in interest expense during the third quarter of fiscal year 2015 as compared to the third quarter of fiscal year 2014. Net loss attributable to controlling interests decreased by approximately $11,000 to approximately ($595,000) for the three month period ended October 31, 2014, or a net loss per share of ($0.07), from approximately ($611,000), or ($0.07) net loss per share, during the prior year period.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. Results are also significantly impacted by the overall economic conditions, specifically, conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce the Trust’s profit margins on rented suites. Occupancy decreased by approximately 1.5% from the first nine months of fiscal year 2015 as compared to the first nine months of fiscal year 2014, while average daily rates increased by approximately $1.02. We had a significant decrease in the revenues of our Yuma, Arizona property, as business travel for the government sector decreased in the general area. Management is actively working with the property’s sales department to replace the government sector business. We anticipate revenues to increase at our Yuma, Arizona property during the fourth fiscal quarter due to an increase in international medical contracts.

Following our refinancing of our mortgage for our Ontario hotel property, we have minimum debt and mortgage payments of approximately $5,100,000 and approximately $857,000 due during the remaining portion of fiscal year 2015 and during fiscal year 2016, respectively. Management expects to either refinance or obtain extensions of our Tucson, Arizona note prior to maturity in January 2015.

As of October 31, 2014, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2015. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $345,000 on this line of credit as of October 31, 2014. As of December 1, 2014, the outstanding balance on the line of credit was $505,000.

As of October 31, 2014, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with a $1,400,187 account balance. The Demand/Revolving Line of Credit/Promissory Note has interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note was amended on October 27, 2014 to increase the maximum borrowing capacity to $2,000,000. As of December 1, 2014, the outstanding balance on the Demand/Revolving Line of Credit/Promissory Note was $1,550,187.

On August 19, 2014, Ontario Hospitality Properties, LP (“Ontario entity”), a subsidiary of the Trust, entered into a $477,000 business loan, including $27,000 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 19, 2015. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 27% of the Ontario American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2014, the business loan balance was approximately $339,000.

On September 16, 2014, Yuma Hospitality Properties Limited Partnership (“Yuma”), a subsidiary of the Trust, entered into a $415,520 business loan, including $23,520 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of 365 days after the disbursement of the initial loan. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma’s American Express, VISA and MasterCard merchant receipts received during the loan period. As of October 31, 2014, the business loan balance was approximately $365,000.

On October 24, 2014, Albuquerque Suite Hospitality LLC, a subsidiary of the Trust, entered into a $318,000 business loan, including $18,000 of loan fees, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with a maturity date of 365 days after the disbursement of the initial loan. The Albuquerque Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque Suite Hospitality LLC’s American Express, VISA and MasterCard merchant receipts received during the loan period. As of October 31, 2014, the business loan balance was approximately $315,000.

With the expected continued availability of the $600,000 bank line of credit, the availability of the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the refinance of one of its Tucson, Arizona properties mortgage note payable, the refinance or extension of one of our mortgage note payables which management expects to occur, and the $477,000, $415,520 and $318,000 American Express business loans with Ontario Hospitality Properties, LP, Yuma Hospitality Properties Limited Partnership and Albuquerque Suite Hospitality, LLC, respectively, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales, or a potential sale of one of our properties; however, such transactions may not be available or available on terms that are favorable to the Trust.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal years 2013 and 2014, which could result in higher revenues and operating margins.  Similar to challenges during the first three fiscal quarters of 2015, the fourth quarter of fiscal year 2015 is expected to continue to include competition for all types of business in the markets in which we operate and our ability to maintain room rates while maintaining market share.

Net cash provided by operating activities totaled approximately $454,000 and approximately $1,162,000 for the nine months ended October 31, 2014 and 2013, respectively.  During the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014, revenues decreased by approximately $27,000 and operating expenses increased by approximately $566,000, resulting in a decrease of approximately $539,000 in financial operational results. Net cash provided by operating activities reflects the decrease in financial operational results and the increase in amortization of debt discounts and deferred financing fees and prepaid expenses and other assets, offset by the accounts payable and accrued expenses decrease.

Net cash used in investing activities totaled approximately $1,039,000 and approximately $431,000 for the nine months ended October 31, 2014 and 2013, respectively.  The increase in net cash used in investing activities during the first nine months of fiscal year 2015 compared to the first nine months of fiscal year 2014 was due to a significant increase in capital expenditures offset by an increase in restricted cash. Improvement of our properties is a key component of our overall plan to continue to outperform our competition. During the fourth quarter of fiscal year 2015, management does not expect to make any further significant property improvements.

Net cash provided by financing activities totaled approximately $634,000 during the first nine months of fiscal year 2015 as compared to net cash used in financing activities of approximately ($1,084,000) during the first nine months of fiscal year 2014. The increase in the cash provided by financing activities was primarily due to additional borrowings on the mortgage notes payable, line of credit – related party and proceeds from sale of non-controlling ownership interest in subsidiary, offset by principal payments on mortgage notes payable primarily due to the payoff of the Ontario, California property mortgage.

As of October 31, 2014, we had no commitments for capital expenditures beyond a 4% reserve for refurbishment and replacements that is set aside annually.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties.  As of October 31, 2014, approximately $6,000 was held in these accounts and is reported on our Condensed Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the nine months ended October 31, 2014 and 2013, the Hotels spent approximately $1,077,000 and $407,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives. The Hotels recognized depreciation expense of approximately $1,333,000 and $1,334,000 during the nine months ended October 31, 2014 and 2013.

As of October 31, 2014, we had mortgage notes payable of approximately $16.6 million outstanding with respect to the Hotels, approximately $145,000 in secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, approximately $345,000 outstanding under our bank line of credit, and approximately $1.7 million outstanding under our property business loans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2014.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the notes to unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.  During the three months ended October 31, 2014, the Trust acquired 38,541 Shares of Beneficial Interest in open market transactions at an average price of $2.13 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  The Trust remains authorized to repurchase an additional 144,787 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

August 1 - August 31, 2014	13,296	$2.21	13,296	170,032
September 1 - September 31, 2014	13,140	$2.11	13,140	156,892
October 1 - October 31, 2014	12,105	$2.30	12,105	144,787
Total	38,541		38,541

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On October 24, 2014, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Yuma Hospitality Properties, Limited Partnership for $10,000 per unit, which operates the Yuma hotel property, then wholly-owned by the Trust.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 398 units, which represents approximately 49% of the outstanding partnership units in the Yuma entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Yuma entity. The Board of Trustees approved this restructuring on October 24, 2014. Under the restructured limited partnership agreement, Rare Earth became a general partner of the Yuma entity along with the Trust and Partnership.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1

Business Loan and Security Agreement, dated August 19, 2014, executed by Ontario Hospitality Properties LLLP, as borrower, in favor of American Express Bank, FSB, as Lender, filed as Exhibit 10.1 to the Trust’s Form 8-K filed on August 25, 2014 and incorporated herein by reference

10.2

Business Loan Agreement, dated August 22, 2014, by and among Ontario Hospitality Properties LLLP, as Borrower, and Arizona Bank & Trust, as Lender, guaranteed by a first position lien against the Ontario property and all general business assets of Ontario, filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on August 25, 2014 and incorporated herein by reference

10.3

Business Loan and Security Agreement dated September 16, 2014, executed by Yuma Hospitality Properties Limited Partnership, as borrower, in favor of American Express Bank, FSB, as Lender, filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2014 and incorporated herein by reference

10.4

Purchase and Sale Agreement dated October 15, 2014, between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr., filed with the Securities and Exchange Commission on October 21, 2014 and incorporated herein by reference

10.5

Business Loan and Security Agreement dated October 24, 2014, executed by Albuquerque Suite Hospitality, L.L.C., as borrower, in favor of American Express Bank, FSB, as Lender, filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2014 and incorporated herein by reference

10.6

Addendum dated October 27, 2014 to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC, filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2014 and incorporated herein by reference

10.7

Deed of Trust dated November 18, 2014, among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender, filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014 and incorporated herein by reference

10.8

Promissory note dated November 18, 2014 executed by Tucson Hospitality Properties LLLP, as Borrower and Kansas State Bank of Manhattan, as Lender, filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2014 and incorporated herein by reference

10.9	Yuma Hospitality Properties LLLP Restructuring Agreement dated October 24, 2014 among, Rare Earth Financial, LLC, InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership.
31.1	Section 302 Certification By Chief Executive Officer
31.2	Section 302 Certification By Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101	XBRL Exhibits
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	December 10, 2014	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	December 10, 2014	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer