Form 10-K
period 2015-01-31
INNSUITES HOSPITALITY TRUST
filed 2015-04-30
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2014, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE MKT: $4,439,665.

Number of Shares of Beneficial Interest outstanding as of April 27, 2015: 8,273,810.

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2015 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

PART I

Item 1.    BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1979; however, the Trust is not a real estate investment trust for federal taxation purposes. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns interests in and operates five hotels, provides management services for a total of eight hotels, and provides trademark license services for a total of nine hotels.  At January 31, 2015, the Trust owned a 72.11% sole general partner interest in the Partnership, which wholly-owned one InnSuites® hotel located in Tucson, Arizona, controlled a 51.01% interest in another InnSuites® hotel located in Tucson, Arizona, and controlled a 51.71% interest in one InnSuites® hotel located in Ontario, California.  The Trust also owned a direct 73.61% interest in one InnSuites® hotel located in Yuma, Arizona and owned a direct 50.82% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all five InnSuites® hotels are hereinafter referred to as the “Hotels”).  InnSuites Hotels, a wholly-owned subsidiary of the Trust, provides management services for the Hotels and three hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer.  InnSuites Hotels also provides trademark and licensing services to the Hotels, three hotels owned by affiliates of Mr. Wirth and one unrelated hotel property. In addition, we provide additional services in our other business segment as reservations services for 6,300 unrelated hotel properties. The Trust has approximately 300 employees.

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

To combat the weak economic conditions during fiscal years 2015 and 2014, we have significantly expanded IBC Hotels, a wholly owned subsidiary of InnSuites Hospitality Trust, which has a network of approximately 6,300 members representing 170 countries and over 2,000,000 rooms and suites. During the fiscal year ended January 31, 2014, IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (“ILIA”). We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program. IBC Hotels charges a 10% booking fee, which we believe increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. IBC Hotels is dedicated to providing guests with a unique, non-cookie cutter hotel experience in addition to providing value-added amenities and resort locations to its guests. IBC Hotels has a InnDependent InnCentives travel rewards program that provides a free stay at any worldwide IBC Hotel of their choice after booking 12 nights on IBC Hotels’ website.

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth.  All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels and the three hotels owned by Mr. Wirth are 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels at no additional charge.

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to four of the Hotels.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  Under these arrangements, fees paid for membership fees and reservations were approximately $342,000 and $310,000 for fiscal years ended January 31, 2015 and 2014, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal year ending January 31, 2016 (“fiscal year 2016”) to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.  Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets.  While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property developments and/or hotel refurbishments have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future.  Such hotel developments have had, and could continue to have, an adverse effect on the revenue of our Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States.   The Trust has a concentration of assets in the southern Arizona market.  In the markets in which the Trust operates, in particular, the Yuma, Arizona and Ontario, California markets, supply has increased during the past several years.  In the Yuma, Arizona market, demand has been steady but a recent increase in supply has added significant pressure to our ability to maintain our rates and occupancy in that market. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on the revenue of our Hotels in their respective markets.

IBC Hotels provides a variety of brand-like services without the cost or hassle of a brand for a month-to-month agreement to independent hotels which make up 1/2 of the worlds hotels (not including B&Bs and rentals).  These services include but are not limited to: web/mobile site presence, hotel app, booking engine, loyalty program along with strategic partnerships that provide metasite channels, fast-tracked financing, purchasing, IT services, training and education and integrations to a variety of service providers including rental cars and tours as well as property management and additional distribution.

While the travel landscape is competitive in itself, each one of these services has its own competitive landscape.  Online travel agencies (OTAs) continue to fight for the unwashed customer looking for the occasional booking and hotels to push excess inventory.  Brands have historically had solid demand due to their loyalty programs and consistent product offerings along with powerful education and training programs.  Technology and Tourism companies have powerfully operated in their segment without much cross-over.  Independent hotels have historically had trouble getting financing and purchasing power without a large brand or management contract.

The Trust may also compete for investment opportunities with other entities that have greater financial resources.  These entities also may generally accept more risk than the Trust can prudently manage.  Competition may generally reduce the number of suitable future investment opportunities available to the Trust and increase the bargaining power of owners seeking to sell their properties.

REGULATION

The Trust is subject to numerous federal, state and local government laws and regulations affecting the hospitality industry, including usage, building and zoning requirements and the laws and regulations related to the preparation and sale of food and beverage such as health and liquor license laws.  A violation of any of those laws and regulations or increased government regulation could require the Trust to make unplanned expenditures which may result in higher operating costs.  In addition, the Trust’s success in expanding our hotel operations depends upon its ability to obtain necessary building permits and zoning variances from local authorities.  Compliance with these laws is time intensive and costly and may reduce the Trust’s revenues and operating income.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons.  In addition to ADA work completed to date, the Trust may be required to remove additional access barriers or make unplanned, substantial modifications to its Hotels to comply with the ADA or to comply with other changes in governmental rules and regulations, or become subject to claims, fines and damage awards, any of which could reduce the number of total available rooms, increase operating costs and have a negative impact on the Trust’s results of operations.

Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including swimming pool chemicals or hazardous substances or biological waste) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury death and/or property damage resulting from contamination at or emanating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owners’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

The Trust is also subject to laws governing our relationship with employees, including minimum or living wage requirements, overtime, working conditions and work permit requirements. There are frequent proposals under consideration, at the federal and state levels, to increase the minimum wage. Additional increases to the state or federal minimum wage rate, and employee benefit costs including health care or other costs associated with employees could increase expenses and result in lower operating margins.

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

OTHER AVAILABLE INFORMATION

We also make available, free of charge, on our Internet website at www.innsuitestrust.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information on our Internet website shall not be deemed incorporated into, or be part of, this report.

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

Item 2.     PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020 in a space leased by the Trust from a third party.   All of the Hotels are operated as InnSuites® Hotels, while four Hotels are also marketed as Best Western® Hotels.  All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION / ADDITION	MOST RECENT RENOVATION (1)	PERCENT OWNERSHIP BY THE TRUST

InnSuites Hotel and Suites Airport
Albuquerque Best Western Hotel	101	1975/1985	2005	50.82% (2)

InnSuites Hotel and Suites Tucson
Oracle Best Western Hotel	159	1981/1983	2006	36.78% (3)

InnSuites Hotels and Suites Yuma Best
Western Hotel	166	1982/1984	2013	73.61% (4)

InnSuites Hotels and Suites Ontario Airport
Best Western Hotel	150	1990	2013	37.15% (5)

InnSuites Hotels and Suites Tucson St.
Mary's Hotel	267	1960/1971	2013	72.11% (6)

Total Suites	843

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites in a fiscal year.

(2) The Trust owns a direct 50.82% interest in the InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel.

(3) The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel.  The Trust owns a 72.11% general partner interest in the Partnership.

(4) The Trust holds a direct 73.61% ownership interest in the InnSuites Hotels and Suites Yuma Best Western Hotel.

(5) The Partnership owns a 51.71% interest in the InnSuites Hotel and Suites Ontario Airport Best Western Hotel.  The Trust owns a 72.11% general partner interest in the Partnership.

(6) The Partnership owns a 100% interest in the InnSuites Hotels and Suites Tucson St. Mary’s Hotel. The Trust owns a 72.11% general partner interest in the Partnership.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” herein for a discussion of occupancy rates at the Hotels.

See Note 10 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

See Note 20 to the Trust’s Consolidated Financial Statements – “Commitments and Contingencies” for a discussion of the lease for our corporate headquarters and the non-cancellable ground lease to which our Albuquerque Hotel is subject.

Item 3.     LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings. See Note 20 to Trust’s Consolidated Financial Statements – “Commitments and Contingencies”.

Item 4.     MINE SAFETY DISCLOSURES

None.

 PART II

Item 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE MKT under the symbol “IHT.” On April 27, 2015, the Trust had 8,273,810 shares outstanding. As of April 27, 2015, there were 368 holders of record of our Shares of Beneficial Interest.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE MKT, as well as dividends declared thereon:

Fiscal Year 2015	High	Low	Dividends

First Quarter	$2.59	$1.45	-

Second Quarter	$2.41	$1.75	-

Third Quarter	$3.09	$1.61	-

Fourth Quarter	$3.32	$1.99	$0.01

Fiscal Year 2014	High	Low	Dividends

First Quarter	$1.93	$1.55	-

Second Quarter	$1.98	$1.41	-

Third Quarter	$1.99	$1.25	-

Fourth Quarter	$2.00	$1.45	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth.  In fiscal years 2015 and 2014, the Trust paid dividends of $0.01 per share in the fourth quarter of each year.  The Trust has paid dividends each fiscal year since its inception in 1971 and the Trust expects comparable cash dividends will continue to be paid in the future.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the fiscal year ended January 31, 2015, the Trust acquired 16,868 Shares of Beneficial Interest in open market transactions at an average price of $2.57 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  The Trust remains authorized to repurchase an additional 127,919 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

November 1 - November 30, 2014	2,512	$2.55	2,512	142,275
December 1 - December 31, 2014	7,268	$2.65	7,268	135,007
January 1 - January 31, 2015	7,088	$2.51	7,088	127,919
Total	16,868		16,868

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares.

Item 6.     SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2015, the Trust had five moderate and full-service hotels with 843 hotel suites. Four of our Hotels are branded through membership agreements with Best Western.  All five Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals and the operation of a reservation system.

Our operations consist of two reportable segments, hotel ownership, which derives its revenue from the operation of the Hotels and reservation services for 6,300 unrelated hotel properties.  We provide management services for the Hotels and three hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer.  We also provide trademark and licensing services to the Hotels, three hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.

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

Weak economic conditions, both generally and specifically in the travel industry, had a negative impact on our operations in fiscal years 2015 and 2014.  We anticipate moderate improvement in these conditions during fiscal year 2016. We expect moderate improvements in the overall economic conditions to result in improved business and leisure travel and relatively steady room rates.  We expect the major challenge for fiscal year 2016 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.  We believe that we have positioned the Hotels to remain competitive through selective refurbishment, by carrying a relatively large number of two-room suites at each location and by maintaining a robust guest Internet access system.

To combat the weak economic conditions during fiscal years 2015 and 2014, we have significantly expanded IBC Hotels, a wholly owned subsidiary of InnSuites Hospitality Trust, which provides services to approximately 6,300 properties. During the fiscal year ended January 31, 2014, IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (“ILIA”). We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program. IBC Hotels charges a 10% booking fee, which we believe, increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

At January 31, 2015, we owned through our sole general partner’s interest in the Partnership a 72.11% interest in the Tucson, Arizona Hotel, direct 50.82% interest in the Albuquerque, New Mexico Hotel, and a 73.61% direct interest in the Yuma, Arizona Hotel.  Additionally, at January 31, 2015, we, together with the Partnership, owned a 51.01% interest in another hotel located in Tucson, Arizona and a 51.71% interest in a hotel located in Ontario, California. At January 31, 2014, we owned through our sole general partner’s interest in the Partnership, a 72.04% interest in the Tucson, Arizona Hotel, direct 50.85% interest in the Albuquerque, New Mexico Hotel, and a 99.90% direct interest in the Yuma, Arizona Hotel.  Additionally, at January 31, 2014, we together with the Partnership owned a 51.00% interest in another hotel located in Tucson, Arizona and a 61.60% interest in a hotel located in Ontario, California. We purchased 9,903 and 0 Partnership Class A units during the years ended January 31, 2015 and 2014, respectively.

 Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses.  Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses.  Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.  In fiscal year 2015, occupancy decreased 2.49% to 63.16% from 65.65% in the prior fiscal year.  ADR increased by $1.30 or 1.95% to $67.85 in fiscal year 2015 from $66.55 in fiscal year 2014. The decreased occupancy and the increased ADR resulted in a decrease in REVPAR of $0.83 or 1.90% to $42.86 in fiscal year 2015 from $43.69 in fiscal year 2014.  The increased occupancy and continued pressure on rates reflect the slowly improving economy and travel industry during fiscal year 2015. We have accepted slightly reduced rates to increase our occupancy.

The following table shows certain historical financial and other information for the periods indicated:

	For the Years Ended
	January 31,
	2015	2014
Occupancy	63.16%	65.65%
Average Daily Rate (ADR)	$67.85	$66.55
Revenue Per Available Room (REVPAR)	$42.86	$43.69

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

•

For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, 4, 5 and 6 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary,” and “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary” respectively.

•	For a discussion of other related party transactions, see Note 17 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.

Overview

A summary of total Trust operating results for the fiscal years ended January 31, 2015 and 2014 is as follows:

	2015	2014	Change	% Change
Total Revenues	$14,672,872	$14,884,642	$(211,770)	-1.4%
Operating Expenses	(15,844,247)	(14,871,754)	972,493	6.5%
Operating (Loss) / Income	(1,171,375)	12,888	(1,184,263)	-9188.9%
Interest Income	9,168	5,610	3,558	63.4%
Interest Expense	(880,069)	(822,581)	57,488	7.0%
Income Tax Provision	(198,648)	(37,148)	161,500	434.7%
Consolidated Net Loss	$(2,240,924)	$(841,231)	$(1,399,693)	-166.4%

Our overall results in fiscal year 2015 were negatively affected by a slight decrease in revenues and an increase in operating expenses which included our growing IBC Hotels division and our inability to control our income tax expenses.

A summary of operating results by segment for the fiscal years ended January 31, 2015 and 2014 is as follows:

	2015	2014
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue	$14,652,606	$14,883,881	$(231,275)	-1.6%
Operating Expenses	(15,497,942)	(14,842,088)	655,854	-4.4%
Operating (Loss) / Income	(845,336)	41,793	(887,129)	-2122.7%
Interest Income	9,168	5,610	3,558	63.4%
Interest Expense	(880,069)	(822,581)	(57,488)	-7.0%
Income Tax Expense	(198,648)	(37,148)	(161,500)	-434.7%
Net Loss	$(1,914,885)	$(812,326)	$(1,102,559)	-135.7%

	2015	2014
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$20,266	$761	$19,505	2563.1%
Operating Expenses	(346,305)	(29,666)	316,639	1067.3%
Operating Loss	(326,039)	(28,905)	(297,134)	-1028.0%
Interest Income	-	-	-	0.0%
Interest Expense	-	-	-	0.0%
Income Tax Expense	-	-	-	0.0%
Net Loss	$(326,039)	$(28,905)	$(297,134)	-1028.0%

Revenue:

Hotel Operations & Corporate Overhead Segment

For the twelve months ended January 31, 2015, we had total revenue of approximately $14,653,000 compared to approximately $14,884,000 for the twelve months ended January 31, 2014, a decrease of approximately $231,000. With continued pressure on the economy, especially in the Yuma, Arizona and Ontario, California markets, we realized a 1.9% decrease in room revenues during fiscal year 2015 as room revenues were approximately $13,186,000 for fiscal year 2014 as compared to approximately $13,442,000 during fiscal year 2014. Food and beverage revenue was approximately $954,000 for fiscal year 2015 as compared to approximately $992,000 during fiscal year 2014, a decrease of approximately $38,000. During fiscal year 2016, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 43% increase in management and trademark fee revenues during fiscal year 2015 as management and trademark revenues were approximately $278,000 during fiscal year 2015 as compared to approximately $195,000 during fiscal year 2014. Management and trademark fee revenues increased during fiscal year 2015 as a result of increased revenues in the three hotels owned by Mr. Wirth. During fiscal year 2016, we expect management and trademark fee revenues to be relatively flat and comparable to fiscal year 2015 Management and Trademark Fee revenues. Other Revenues were relatively flat for the twelve months ended January 31, 2015 compared to the twelve months ended January 31, 2014.

IBC Development Segment

For the twelve months ended January 31, 2015, we had total revenue of approximately $20,000 compared to approximately $1,000 for the twelve months ended January 31, 2014, an increase of approximately $19,000. We anticipate strong growth in this segment over the next several fiscal years.

Expenses:

Hotel Operations & Corporate Overhead Segment

Total expenses, including interest and taxes, of approximately $16,578,000 for the twelve months ended January 31, 2015 reflects an increase of approximately $876,000 compared to total expenses of approximately $15,702,000 for the twelve months ended January 31, 2014.  The increase was primarily due to an increase in operating expenses at the hotel properties and increased income tax provision expenses.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $3,958,000 for the fiscal year ended January 31, 2015 compared to approximately $3,667,000 in the prior year period for approximately a $291,000, or 7.9%, increase in costs. Management elected to deep clean and repaired the hotel property rooms as occupancy decreased which should increase the marketability of our properties.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the fiscal year ended January 31, 2015, food and beverage expenses were approximately $904,000 as compared to approximately $928,000 for the fiscal year ended January 31, 2014, a savings of approximately $24,000, or 2.6%. These costs decreased slightly during fiscal year 2015 as compared to fiscal year 2014, which corresponded directly with the decrease in food and beverage revenues over the same period.

Telecommunications expense, consisting of telephone and Internet costs, were relatively flat for the fiscal year ended January 31, 2015 at approximately $30,000 as compared to the prior fiscal year ended January 31, 2014 at approximately $28,000. Management anticipates this will be consistent for the fiscal year 2016 ending January 31, 2016.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services.  General and administrative expenses of approximately $3,420,000 for the twelve months ended January 31, 2015 increased approximately $281,000 from approximately $3,139,000 for the twelve months ended January 31, 2014 primarily due to increased bad debt expenses, credit card expenses, professional fees and management fees at our Ontario, California properties and both of our Tucson, Arizona properties.

Sales and marketing expense decreased approximately $79,000, or 7.3%, from approximately $1,082,000 for the twelve months ended January 31, 2014 to approximately by $1,003,000 for the twelve months ended January 31, 2015. The decrease was due to additional cost saving initiatives including the decreased use of online booking agencies.

Repairs and maintenance expense slightly increased by approximately $17,000 from approximately $1,226,000 reported for the twelve months ended January 31, 2014 compared with approximately $1,243,000 for the twelve months ended January 31, 2015. The increase was primarily due to additional repairs and maintenance initiatives completed by us in an effort to ensure that hotel product exceeds our guests’ satisfaction.

Hospitality expense increased by approximately $33,000, or 3.9%, from $837,000 for the twelve months ended January 31, 2014 to approximately $870,000 for the twelve months ended January 31, 2015. The increase was primarily due to additional product mix provided during the Hotels’ complimentary happy hour.

Utility expenses increased approximately $113,000 from approximately $1,202,000 reported for the twelve months ended January 31, 2014 compared with approximately $1,315,000 for the twelve months ended January 31, 2015. Increased utility costs occurred in our Tucson St. Mary’s property due to leaks and our Albuquerque, New Mexico property due to increased occupancy.

Hotel property depreciation expense remained relatively flat at approximately $1,781,000 for the twelve months January 31, 2015 as compared to approximately $1,784,000 for the twelve months ended January 31, 2014.

Real estate and personal property taxes, insurance and ground rent expense increased slightly by approximately $6,000, or 0.6%, from approximately $938,000 for the twelve months ended January 31, 2014 to approximately $944,000 for the twelve months ended January 31, 2015.

Interest expenses were approximately $880,000 for the twelve months ended January 31, 2015, an increase of approximately $57,000 from the prior fiscal year total of approximately $823,000. We continue to work with our lenders to refinance the property loans. The increase was primarily due to one-time charge of additional interest expense relating to the restructuring of the Tucson, Arizona mortgage note payable coupled with the increased use of our American Express note payables and our related party lines of credit offset by a decrease in our Albuquerque, New Mexico note payable payoff.

Income tax provision was approximately $199,000 for the twelve months ended January 31, 2015, an increase of approximately $162,000 from the prior fiscal year total of approximately $37,000. Increase in the tax provision is primarily due to the increased sales of ownership interests in our properties during our fiscal year ended January 31, 2015 as compared to the prior fiscal year period. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Development Segment

Total expenses which comprised primarily of general and administrative and sales and marketing of approximately $346,000 for the twelve months ended January 31, 2015 reflects an increase of approximately $316,000 compared to total expenses of approximately $30,000 for the twelve months ended January 31, 2014.  Sales and marketing expense increased approximately $284,000, from approximately $30,000 for the twelve months ended January 31, 2014 to approximately $314,000 for the twelve months ended January 31, 2015. During the fiscal year ending January 31, 2015, we expanded our sales and marketing efforts by creating several marketing alliances and focused our resources on the development of technology to meet the independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

Net Loss:

We had a consolidated net loss before income taxes of approximately $2,042,000 for the twelve months ended January 31, 2015, compared to approximately $804,000 in the prior year.  After deducting income tax provision of approximately $199,000 and the net loss attributable to non-controlling interest of approximately $137,000, we had a net loss attributable to controlling interests of approximately $2,104,000 for fiscal year 2015, which represented approximately $1,082,000 in additional loss attributable to controlling interests, as compared to the fiscal year 2014. Basic and diluted net loss per share was $(0.25) and $(0.12) for the twelve months ended January 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead and IBC Development Segments

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interest in certain of our Hotels. The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved in the coming year; capital improvements are expected to be similar from the prior year. As of January 31, 2015, the Trust had $125,000 drawn on its bank line of credit. Our credit line matures on June 23, 2015 and we are currently in discussions with the bank and anticipate a renewal of at least an additional year on this line of credit. As of April 24, 2015, the outstanding balance on the line of credit was $0.

With the expected continued availability of the $600,000 bank line of credit which management expects to timely renew, the availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the refinance or extension of one of our mortgage note payables that was due on April 28, 2015, which management expects to occur, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. Management is actively discussing with the bank an extension of the line of credit. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2015, which could result in higher revenues and operating margins in 2016.  We expect the major challenge for fiscal year 2016 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

 Net cash provided by operating activities totaled approximately $600,000 and $720,000 for the years ended January 31, 2015 and 2014, respectively.  The decrease in net cash provided by operating activities was due to the consolidated net loss and adjustments to reconcile net loss to net cash provided by operating activities.

Consolidated net loss was approximately $2,241,000 and $841,000 for the years ended January 31, 2015 and 2014, respectively. Explanation of the differences in consolidated net loss for the years ended January 31, 2015 and 2014 are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss to net cash provided by operating activities for the years ended January 31, 2015 and 2014 consist primarily of amortization of debt discounts and deferred financing fees due to refinancing of our hotel properties during the twelve months ended January 31, 2015 and changes in assets and liabilities. Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses was in total approximately $835,000 and $(317,000) for the fiscal years ended January 31, 2015 and 2014, respectively. This significant increase in changes in assets and liabilities for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 offset the increased consolidated net loss for the fiscal year ended January 31, 2015 compared to the consolidated net loss for the fiscal year ended January 31, 2014.

Net cash used by investing activities totaled approximately $1,302,000 and $862,000 for the years ended January 31, 2015 and 2014, respectively.  The increase in net cash used in investing activities during fiscal year 2015 was due to our significant increase in improvements and additions to hotel properties and additional capital expenditures beyond our 4% reserve for refurbishments and replacements that is set aside annually as described below, offset by the use of restricted cash. As of January 31, 2015, we used all of the restricted cash held at the financial institutions who hold our first trustee mortgages. Net lending on advances to affiliates – related parties coupled with collections on advances to affiliates – related parties didn’t significantly impact the net cash used in investing activities.

Net cash provided by financing activities totaled approximately $814,000 and $44,000 for the years ended January 31, 2015 and 2014, respectively. The increase of approximately $770,000 was primarily due to the net increase of payments and borrowings on other notes payable and proceeds from sales of non-controlling ownership interest in subsidiaries, distributions to non-controlling interest holders and repurchase of treasury stock netted against the net decrease of principal payments and borrowings on mortgage notes payable and notes payable to banks.

For the twelve months ended January 31, 2015, payments and borrowings on other notes payable was approximately $338,000 of net cash provided by financing activities and approximately $194,000 of net cash used by financing activities during the twelve months ended January 31, 2014. We completed additional American Express merchant processing loans to augment cash flows from operating activities.

Proceeds from sales of non-controlling ownership interests in subsidiaries increased by approximately $2,222,000 as sales of non-controlling ownership interest was approximately $3,339,000 for the year ended January 31, 2015 and approximately $1,117,000 for the year ended January 31, 2014. We sold additional non-controlling interest in Albuquerque, Tucson Hospitality, Ontario Hospitality and Yuma Hospitality subsidiaries.

With an increase in the Sales of Non-Controlling Ownership Interest in Subsidiaries, an increase in Distributions to Non-Controlling Interest Holders is expected. Distributions to Non-Controlling Interest Holders for the fiscal year ending January 31, 2015 were approximately $769,000 as compared to approximately $463,000 for the fiscal year ending January 31, 2015. These Distributions are an offset to the Net Cash Provided by Financing Activities.

The Trust repurchased additional Treasury Stock of approximately $220,000 during the fiscal year ending January 31, 2015 compared with $54,000 for the prior fiscal year ending January 31, 2014. Additional purchases of Treasury Stock is an offset to the Net Cash Provided by Financing Activities.

For the twelve months ended January 31, 2015, Principal Payments on Mortgage Notes Payable was approximately $2,154,000 of Net Cash Provided by Financing Activities and approximately $1,208,000 of Net Cash Used by Financing Activities during the twelve months ended January 31, 2014. The increase in the Principal Payments on Mortgage Notes Payable was primarily due to the repayment of the Albuquerque, New Mexico hotel property mortgage.

Borrowings on Notes Payable to Banks netted against Payments on Notes Payable to Banks were approximately $152,000 during the fiscal year ended January 31, 2015 as compared to $569,000 during the fiscal year ended January 31, 2014.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties.  As of January 31, 2015, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.”  The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment.  During the twelve months ended January 31, 2015 and 2014, the Hotels spent approximately $1,415,000 and $761,000, respectively, for capital expenditures.  We consider the majority of these improvements to be revenue producing.  Therefore, these amounts are capitalized and depreciated over their estimated useful lives.  For fiscal year 2016 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2015. Repairs and maintenance were charged to expense as incurred and approximated $1,243,000 and $1,226,000 for fiscal years 2015 and 2014, respectively.

We have minimum debt payments of approximately $7,635,000 and approximately $537,000 due during fiscal years 2016 and 2017, respectively. Minimum debt payments due during fiscal year 2016 include approximately $5,334,000 of mortgage notes payable and $125,000 drawn on our line of credit due during fiscal year 2016. We are actively working with our lenders and expect that we will be able to either extend or refinance our mortgage note payables and extend our line of credit.

We have a $600,000 line of credit that bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2015. The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables.  Mr. Wirth is a guarantor on the line of credit.  On January 31, 2015, the Trust had drawn $125,000 under the line of credit. The largest outstanding balance on the line of credit during fiscal year 2015 was $600,000.

In addition to our line of credit as of January 31, 2015, we had mortgage notes payable of approximately $19,122,000 outstanding with respect to the Hotels, approximately $1,102,000 in short term secured promissory notes with a credit card merchant processor, approximately $542,000 in an unsecured demand/revolving line of credit/promissory note , approximately $400,000 in an unsecured promissory note to a unrelated party, and approximately $126,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

During the twelve months ended January 31, 2015, there were 45.5 Class A units of the Albuquerque entity sold, 55.5 Class B units sold and 8.5 Class C units sold at $10,000 per unit. As of January 31, 2015, the Trust held a 50.82% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 1.64% interest, or 9 Class C units, and other parties held a 47.54% interest, or 261 Class A units. As of January 31, 2015, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $183,000, to the Trust of approximately $195,000, and to Mr. Wirth and his affiliates of approximately $6,000 per year payable quarterly for calendar year 2015.

SALE OF OWNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Oracle hotel property, then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

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

During the twelve months ended January 31, 2015, there were 9.5 Class A units of the Tucson entity sold, of which 1 Class A unit was purchased from REF, and 9 Class B units sold at $10,000 per unit. As of January 31, 2015, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.39% interest, or 11 Class C units, and other parties held a 47.60% interest, or 377 Class A units. As of January 31, 2014, the Partnership held a 51.00% ownership interest, or 395 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.55% interest, or 12 Class C units, and other parties held a 47.45% interest, or 367.5 Class A units. As of January 31, 2015, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $264,000 to the Partnership of approximately $283,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar years 2015 and 2016.

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

During the twelve months ended January 31, 2015, there were 109 Class A units of the Ontario entity sold, 84 Class B units sold and 20 Class C units sold at $10,000 per unit. As of January 31, 2015, and after the recognition of upward adjustments to certain of the unit holders, the Partnership held a 51.71% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.64% interest through Rare Earth, or 35 Class C units, and other parties held a 44.65% interest, or 430 Class A units. As of January 31, 2014, the Partnership held a 61.55% ownership interest, or 392.7 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 1.57% interest through Rare Earth, or 10 Class C units, and other parties held a 36.83% interest, or 235 Class A units. As of January 31, 2015 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $349,000, to the Partnership of approximately $301,000 and to Rare Earth of approximately $25,000 per year payable quarterly for calendar years 2015, 2016 and 2017.

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

If certain triggering events related to the Yuma entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth will receive a restructuring fee of $350,000, conditioned upon and arising from the sale of the first 150 units in the Yuma entity following the October 24, 2014 restructuring. The Trust has paid out $85,000 of the $350,000 restructuring fee and accrued the remaining $265,000 at January 31, 2015. The $265,000 was paid in March, 2016. The Yuma entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Yuma, Arizona property.

During the twelve months ended January 31, 2015, there were 210.10 Class A units of the Yuma entity sold at $10,000 per unit, of which 160.10 were sold from the Trust and the remaining 50 units were newly issued units. As of January 31, 2015, the Trust held a 73.61% ownership interest, or 588.90 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.13% interest, or 1 Class C unit, and other parties held a 26.26% interest, or 210.10 Class A units. As of January 31, 2015, the Yuma entity has discretionary Priority Return payments to unrelated unit holders of approximately $147,000 to the Trust of approximately $412,000 and to Rare Earth of approximately $1,000 per year payable quarterly for calendar years 2015, 2016, 2017, 2018, 2019 and 2020.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE MKT

NYSE MKT Compliance:

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the twelve months ended January 31, 2015 and 2014 follows:

	Twelve Months Ended January 31,
	2015	2014
Net loss attributable to controlling interests	$(2,103,637)	$(1,021,823)
Adjustments:
Depreciation	1,782,421	1,783,595
Interest expense	880,069	822,581
Non-controlling interest	(137,287)	180,592
Taxes	198,648	37,148
Interest income	(9,168)	(5,610)
ADJUSTED EBITDA	$611,046	$1,796,483

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

A reconciliation of FFO to net loss attributable to controlling interests for twelve months ended January 31, 2015 and 2014 follows:

	Twelve Months Ended January 31,
	2015	2014
Net loss attributable to controlling interest	$(2,103,637)	$(1,021,823)
Adjustments:
Loss on Disposal of Assets	-	15,010
Depreciation	1,782,421	1,783,595
Non-controlling interest	(137,287)	180,592
FFO	$(458,503)	$957,374

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

The table below lists our hotel properties, their respective book values, mortgage balance and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,254,031	$-	$6,900,000
Ontario	5,618,511	5,580,409	14,900,000
Tucson Oracle	6,508,847	3,462,188	11,200,000
Tucson St. Mary's	7,335,342	4,861,936	10,900,000
Yuma	5,101,715	5,217,203	12,500,000
	$25,818,446	$19,121,736	$56,400,000

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

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of the Trust. As of January 31, 2015, IBC Hotels provided services to approximately 6,300 hotels. During the fiscal year ending January 31, 2014 IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (ILIA).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies.  The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability.  On an events and circumstances basis, we review the carrying value of our hotel properties.  We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value.  In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize an impairment loss in fiscal years 2015 or 2014.  As of January 31, 2015, our management does not believe that the carrying values of any of our hotel properties are impaired. For recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies”.

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation.  Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast as or faster than inflation.  Revenue per available room decreased by $0.83 in the fiscal year ended January 31, 2015.

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

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cybersecurity attacks; and

●	loss of key personnel.

We do not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise except as may be required by law.  Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-K relating to the operations of the Partnership.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of

InnSuites Hospitality Trust

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust (the “Trust”) as of January 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust as of January 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona

April 30, 2015

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2015	JANUARY 31, 2014

ASSETS
Current Assets:
Cash and Cash Equivalents	$507,686	$395,903
Restricted Cash	-	114,337
Accounts Receivable, including $79,366 and $55,873 from related parties and net of Allowance for Doubtful Accounts of $39,045 and $23,593, as of January 31, 2015 and January 31, 2014, respectively	472,350	644,566
Advances to Affiliates - Related Party	1,236	-
Prepaid Expenses and Other Current Assets	151,999	384,059
Total Current Assets	1,133,271	1,538,865
Hotel Properties, net	25,818,446	23,672,715
Property, Plant and Equipment, net	76,092	89,348
Deferred Finance Costs and Other Assets	-	107,575
TOTAL ASSETS	$27,027,809	$25,408,503

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,646,840	$2,221,638
Current Portion of Mortgage Notes Payable, net of Discount of $8,012 and $0 as of January 31, 2015 and 2014	5,325,583	11,753,088
Current Portion of Notes Payable to Banks, net of Discount of $63,474 and $24,453 as of January 31, 2015 and 2014, respectively	1,226,626	1,018,925
Line of Credit - Related Party	541,710	331,390
Current Portion of Other Notes Payable	469,842	81,461
Total Current Liabilities	10,210,601	15,406,502
Mortgage Notes Payable, net of Discount of $66,915 and $0 as of January 31, 2015 and 2014	13,796,153	6,993,483
Other Notes Payable	55,828	106,106

TOTAL LIABILITIES	24,062,582	22,506,091

COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,845,846 and 16,822,746 shares issued and 8,265,102 and 8,341,899 shares outstanding at January 31, 2015 and January 31, 2014, respectively	13,812,470	14,024,668
Treasury Stock, 8,580,744 and 8,480,847 shares held at January 31, 2015 and January 31, 2014, respectively	(12,193,491)	(11,973,459)
TOTAL TRUST SHAREHOLDERS' EQUITY	1,618,979	2,051,209
NON-CONTROLLING INTEREST	1,346,248	851,203
TOTAL EQUITY	2,965,227	2,902,412
TOTAL LIABILITIES AND EQUITY	$27,027,809	$25,408,503

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	JANUARY 31,
	2015	2014

REVENUE
Room	$13,186,396	$13,442,254
Food and Beverage	954,432	991,867
Management and Trademark Fees	278,210	194,605
Other	253,834	255,916
TOTAL REVENUE	14,672,872	14,884,642

OPERATING EXPENSES
Room	3,957,611	3,667,492
Food and Beverage	903,848	927,887
Telecommunications	30,420	28,243
General and Administrative	3,450,220	3,139,064
Sales and Marketing	1,316,857	1,111,912
Repairs and Maintenance	1,243,273	1,225,997
Hospitality	870,065	837,371
Utilities	1,314,514	1,202,371
Hotel Property Depreciation	1,782,421	1,783,595
Real Estate and Personal Property Taxes, Insurance and Ground Rent	943,914	938,345
Other	31,104	9,477
TOTAL OPERATING EXPENSES	15,844,247	14,871,754
OPERATING (LOSS) INCOME	(1,171,375)	12,888
Interest Income	197	5,610
Interest Income on Advances to Affiliates - Related Party	8,971	-
TOTAL OTHER INCOME	9,168	5,610
Interest on Mortgage Notes Payable	705,198	757,316
Interest on Notes Payable to Banks	101,924	26,408
Interest on Other Notes Payable	29,486	28,496
Interest on Line of Credit - Related Party	43,461	10,361
TOTAL INTEREST EXPENSE	880,069	822,581
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(2,042,276)	(804,083)
Income Tax Provision	(198,648)	(37,148)
CONSOLIDATED NET LOSS	(2,240,924)	(841,231)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(137,287)	180,592
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,103,637)	$(1,021,823)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.25)	$(0.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,313,093	8,368,416
CASH DIVIDENDS PER SHARE	$0.01	$0.01

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2015 and 2014

	Total Equity

	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
					Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2013	8,375,207	$14,940,048	8,429,539	$(11,877,886)	$3,062,162	$164,123	$3,226,285

Net (Loss) Income	-	(1,021,823)	-	-	(1,021,823)	180,592	(841,231)
Dividends	-	(83,449)	-	-	(83,449)	-	(83,449)
Purchase of Treasury Stock	(51,308)	-	51,308	(95,573)	(95,573)	-	(95,573)
Shares of Beneficial Interest Issued for Services Rendered	18,000	30,960	-	-	30,960	-	30,960
Sales of Ownership Interests in Subsidiary, net	-	(52,880)	-	-	(52,880)	1,169,816	1,116,936
Distribution to Non-Controlling Interests	-	-	-	-	-	(462,778)	(462,778)
Reallocation of Non-Controlling Interests and Other	-	211,812	-	-	211,812	(200,550)	11,262
Balance, January 31, 2014	8,341,899	14,024,668	8,480,847	(11,973,459)	2,051,209	851,203	2,902,412

Net Loss	-	(2,103,637)	-	-	(2,103,637)	(137,287)	(2,240,924)
Dividends	-	(82,665)	-	-	(82,665)	-	(82,665)
Purchase of Treasury Stock	(99,897)	-	99,897	(220,032)	(220,032)	-	(220,032)
Shares of Beneficial Interest Issued for Services Rendered	23,100	36,666	-	-	36,666	-	36,666
Sales of Ownership Interests in Subsidiary, net	-	(143,300)	-	-	(143,300)	3,482,245	3,338,945
Distribution to Non-Controlling Interests	-	-	-	-	-	(769,175)	(769,175)
Reallocation of Non-Controlling Interests and Other	-	2,080,738	-	-	2,080,738	(2,080,738)	-
Balance, January 31, 2015	8,265,102	$13,812,470	8,580,744	$(12,193,491)	$1,618,979	$1,346,248	$2,965,227

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	JANUARY 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(2,240,924)	$(841,231)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	36,666	30,960
Recovery of (Provision for) Uncollectible Receivables	15,452	(10,822)
Hotel Property Depreciation	1,782,421	1,783,595
Loss on Disposal of Assets	-	15,010
Amortization of Debt Discounts and Deferred Financing Fees	171,377	59,400
Changes in Assets and Liabilities:
Accounts Receivable	156,764	(95,558)
Prepaid Expenses and Other Assets	252,965	(144,751)
Accounts Payable and Accrued Expenses	425,202	(76,859)
NET CASH PROVIDED BY OPERATING ACTIVITIES	599,923	719,744

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(1,414,896)	(761,433)
Change in Restricted Cash	114,337	(100,554)
Lendings on Advances to Affiliates - Related Party	(736,184)	-
Collections on Advances to Affiliates - Related Party	734,948	-
NET CASH USED IN INVESTING ACTIVITIES	(1,301,795)	(861,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(2,153,629)	(1,208,352)
Payments on Notes Payable to Banks	(4,402,112)	(1,805,313)
Borrowings on Notes Payable to Banks	4,553,900	2,374,238
Payments on Line of Credit - Related Party	(4,244,051)	(2,673,866)
Borrowings on Line of Credit - Related Party	4,454,371	3,035,256
Payments on Other Notes Payable	(88,897)	(194,049)
Borrowings on Other Notes Payable	427,000	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiaries	3,338,945	1,116,936
Distributions to Non-Controlling Interest Holders	(769,175)	(462,778)
Payments of Dividends	(82,665)	(83,449)
Repurchase of Treasury Stock	(220,032)	(54,430)
NET CASH PROVIDED BY FINANCING ACTIVITIES	813,655	44,193
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,783	(98,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	395,903	493,953
CASH AND CASH EQUIVALENTS AT END OF YEAR	$507,686	$395,903

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2015 and 2014

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2015, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly in and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”).  The Hotels operate under the trade name “InnSuites Hotels.”

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider one of our Tucson, Arizona hotels and our hotel located in Albuquerque, New Mexico to be moderate or limited service establishments. All of our other properties are full service hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% and 72.04% interest in the Partnership as of January 31, 2015 and 2014, respectively. The Trust’s weighted average ownership for the years ended January 31, 2015 and 2014 was 72.09% and 72.04%, respectively. As of January 31, 2015, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona, owned a 51.01% interest in another InnSuites® hotel located in Tucson, Arizona, and a 51.71% interest in an InnSuites® hotel located in Ontario, California.  The Trust owns a direct 73.61% interest in a Yuma, Arizona hotel property, and a direct 50.82% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels, our subsidiary, manages the Hotels’ daily operations.  The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels.  All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (IBC Hotels) or IBC Developments, a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 6,300 unrelated hotel properties and provides revenue generating services and cost savings solutions to independent boutique hotels. During the fiscal year ended January 31, 2014 IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (ILIA).

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B.  Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner.  The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion.  On January 31, 2015 and 2014, 276,131 and 286,034 Class A Partnership units were issued and outstanding, representing 2.09% and 2.17% of the total Partnership units, respectively.  Additionally, as of both January 31, 2015 and 2014, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on January 31, 2015, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust.  As of January 31, 2015 and 2014, the Trust owns 9,527,448 and 9,517,545 general partner units in the Partnership, representing 72.11% and 72.04% of the total Partnership units, respectively.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties.  Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. As of January 31, 2015, the Trust had $125,000 drawn on our $600,000 line of credit. Our credit line matures on June 23, 2015 and we are currently in discussions with the bank and anticipate a renewal of at least an additional year on this line of credit. As of April 24, 2015, the outstanding balance drawn on the line of credit was $0.

As of January 31, 2015, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of $541,710. The Demand/Revolving Line of Credit/Promissory Note has interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. As of April 24, 2015, the outstanding net balance payable on the Demand/Revolving Line of Credit/Promissory Note was $807,000.

With the expected continued availability of the $600,000 bank line of credit, which management expects to timely renew, the availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the refinance or extension of one of our mortgage note payables that was due on April 28, 2015, which management expects to occur, management believes that it will have enough cash on hand and financing available to meet all of our obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

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

It is too early to determine what the seasonality of the IBC business segment is. The Company doesn’t anticipate much seasonality do to the diversification of the location of the IBC Hotels.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” to Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property Plant and Equipment”. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014; early adoption is permitted. In 2014, the Company adopted ASU 2014-08.

In August 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the Liquidation Basis of Accounting. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU 2014-15 require additional disclosure of information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, however does not expect there to be a material impact at this time.

In June 2014, FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, however does not expect there to be a material impact at this time.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, ASU 2014-09 provides for the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the Accounting Standards Codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs.  ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In April, 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

Management applies guidance issued by the Financial Accounting Standards Board ("FASB"), codified in Accounting Standards Codification Topic 360-10-35 (“ASC 360-10-35”), to determine when it is required to test an asset for recoverability of its carrying value and whether an impairment exists. Under ASC 360-10-35, the Trust is required to test a long-lived asset for impairment when there is an indicator of impairment. Impairment indicators may include, but are not limited to, a drop in the performance of a long-lived asset, a decline in the hospitality industry or a decline in the economy. If an indicator of potential impairment is present, then an assessment is performed of whether the carrying amount of an asset exceeds its estimated undiscounted future cash flows over its estimated remaining life.

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows.  Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets.  Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings.  Management has determined that no impairment of long-lived assets exists during the Trust’s fiscal years ending January 31, 2015 and 2014.

 CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. The Trust believes it places its cash and cash equivalents only with high credit quality financial institutions, although these balances may periodically exceed federally insured limits.

RESTRICTED CASH

Restricted cash consists of amounts held in reserve by lenders to fund capital improvements to the properties.

REVENUE RECOGNITION

Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Further, SAB No. 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies as described below are in compliance with SAB No. 104.

Revenues are primarily derived from the following sources and are recognized as services are rendered and when collectability is reasonably assured. Amounts received in advance of revenue recognition are considered deferred liabilities.

Revenues primarily consist of room rentals, food and beverage sales, management and trademark fees and other miscellaneous revenues from our properties. Revenues are recorded when rooms are occupied and when food and beverage sales are delivered.  Management and trademark fees from hotels include a monthly accounting fee and a percentage of hotel room revenues for managing the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth. IBC Development revenues are recognized after services are rendered by the IBC member hotel.

We are required to collect certain taxes and fees from customers on behalf of government agencies and remit these back to the applicable governmental agencies on a periodic basis. We have a legal obligation to act as a collection agent. We do not retain these taxes and fees and, therefore, they are not included in revenues. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable taxing authority or other appropriate governmental agency.

Based on our policy, we believe that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and the collectability of our revenues are reasonably assured.

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis.  Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days.  Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible.  Recoveries, if any, of receivables previously written off are recorded when received.  The Trust does not charge interest on accounts receivable balances and these receivables are unsecured.

Fiscal Year	Balance at the Beginning of Year	Charged to Expense	Deductions	Balance at the End of Year
2014	$34,415	$5,061	$(15,883)	$23,593
2015	$23,593	$112,332	$(96,880)	$39,045

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 21 - “Share-Based Payments.”  For fiscal year 2015 and 2014, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares of Beneficial Interest. Upon issuance, the Trust recognizes the shares as outstanding.  The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2015, the Trust granted restricted stock awards of 23,100 Shares to members of the Board of Trustees, all of which vested in fiscal year 2015 resulting in stock-based compensation of $36,666. During fiscal year 2014, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2014 resulting in stock-based compensation of $30,960.

The following table summarizes restricted share activity during fiscal years 2015 and 2014.

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance at January 31, 2013	-	-
Granted	18,000	$1.72
Vested	(18,000)	$1.72
Forfeited	-	—
Balance of unvested awards at January 31, 2014	-	$-

Granted	23,100	$1.59
Vested	(23,100)	$1.59
Forfeited	-	-
Balance of unvested awards at January 31, 2015	-	$-

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares.  Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against shares of Beneficial Interest.

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

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2015 and 2014, the Trust paid dividends of $0.01 per share in the fourth quarter of each year, or total dividends of $82,665 and $83,449, respectively.  The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

NON-CONTROLLING INTEREST

Non-controlling interest in the Trust represents the limited partners’ proportionate share of the capital and earnings of certain of our subsidiary entities. As of January 31, 2015, these non-controlling interests included an approximately 49% interest in an InnSuites hotel located in Tucson, Arizona, an approximately 48% interest in the InnSuites hotel located in Ontario, California, an approximately 49% interest in the InnSuites hotel located in Albuquerque, New Mexico and an approximately 26% interest in the InnSuites hotel located in Yuma, Arizona.  Non-controlling interest is also represented by the Class A and Class B Partnership units discussed in Note 1, or an approximately 28% interest in the Partnership as of January 31, 2015.

Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the entities throughout the period, and capital is allocated based on the ownership percentage at year-end.  Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity.

(LOSS) INCOME PER SHARE

Basic and diluted (loss) income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,684,069 Shares of the Beneficial Interest, as discussed in Note 1.

For the fiscal years ended January 31, 2015 and 2014, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust.  Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,684,069 and 3,693,972 in addition to the basic shares outstanding for fiscal years 2015 and 2014, respectively.  These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during both fiscal year 2015 and 2014 and are excluded from the calculation of diluted earnings per share for those years due to the Trust’s losses, and accordingly, no reconciliation is provided of basic earnings per share to diluted earnings per share.

ASSETS HELD FOR SALE

The Trust considers assets held for sale when management approves and commits to a formal plan to actively market a property or group of properties for sale and a signed sales contract and significant non-refundable deposit or contract break-up fee exists. Upon designation as an asset held for sale, the Trust records the carrying value of each property or group of properties at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we would cease the recognition of depreciation expense. Any gain realized in connection with the sale of a property for which the Trust has significant continued involvement (such as through a long-term management agreement) would be deferred and recognized over the initial term of the related agreement..

SEGMENT REPORTING

During the fourth quarter of 2014 management determined that its operations are comprised of two reportable segments, a Hotel Operating & Corporate segment that has ownership interest in five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico, and the IBC Developments segment serving 6,300 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States, and the southern Arizona market. The Trust has restated the corresponding items of segment information for earlier periods to reflect the change in the IBC Developments review structure. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Developments in that segment. Included in these costs are sales, marketing and technology development costs.

IBC Hotels, LLC (IBC Hotels), a wholly owned subsidiary of InnSuites Hospitality Trust, which has a network of approximately 6,300 properties it provides services to, was formed during the fiscal year ended January 31, 2014. Operating results became significant during the fiscal year ended January 31, 2015. IBC Hotels charges a 10% booking fee which, we believe, increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers.

The Chief Operating Decision Maker (“CODM”), the Trust’s CEO, Mr. Wirth , does not see any value in allocating costs for items not directly attributable to the IBC Developments segment for several reasons. The first is that the Trust’s base business is the Hotel Operations & Corporate segment, and the majority of the expenses of the Trust would continue even if the Trust was not in the reservation business. If the Trust were to allocate general expenses to the reservation business based on some allocation method (e.g. on sales), it would not improve the value of the segment reporting, it would only serve to make the Hotel Operations & Corporate business look better and give investors a false sense of the profitability of the Hotel Operations & Corporate business without the IBC Developments segment. The CODM wants to understand the true investment in the reservation business and that result is delivered by allocating only costs directly associated with the IBC Developments segment. By leaving the remainder of costs not associated with the IBC Developments segment in the Hotel Operations & Corporate segment, the Trust is able to compare the Hotel Operations & Corporate segment to historical figures where the bulk of the business was only that segment of operations to gauge relative efficiency of the Hotel Operations & Corporate operation vs. historical norms.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region, therefore no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred.  Advertising expense totaled approximately $588,000 and $624,000 for the years ended January 31, 2015 and 2014, respectively.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the years ended January 31, 2015 and 2014. The Trust’s financial instruments utilize level 3 inputs in the determination of fair value and consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, advances to related parties and debt.

Due to their short maturities, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities and are based on level 3 inputs.  See Note 18 – “Fair Value of Financial Instruments.”

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

On December 9, 2013, the Trust entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Albuquerque entity for $10,000 per unit. Under the updated restructuring agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 150 (and potentially up to 190 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Trust agreed to hold at least 50.1% of the outstanding units in the Albuquerque entity, on a post-transaction basis and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on December 9, 2013. The units in the Albuquerque entity are allocated to three classes with differing cumulative discretionary priority distribution rights through December 31, 2015. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions of $700 per unit per year are cumulative until December 31, 2015; however, after December 31, 2015 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. For the six months ended January 31, 2015, the Trust paid an additional $43.75 per $10,000 investment per calendar quarter, which is considered a return of capital per the operating agreement.

If certain triggering events related to the Albuquerque entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Albuquerque entity following the December 9, 2013 restructuring. The Albuquerque entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Albuquerque, New Mexico property.

During the twelve months ended January 31, 2015, there were 45.5 Class A units of the Albuquerque entity sold, 55.5 Class B units sold and 8.5 Class C units sold at $10,000 per unit. As of January 31, 2015, the Trust held a 50.82% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 1.64% interest, or 9 Class C units, and other parties held a 47.54% interest, or 261 Class A units. During the twelve months ended January 31, 2014, there were 18.5 Class A units of the Albuquerque entity sold and a net of 21.0 Class B units sold at $10,000 per unit. As of January 31, 2014, the Trust held a 50.86 ownership interest, or 223.5 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.11% interest, or 0.5 Class C unit, and other parties held a 49.03% interest, or 215.5 Class A units. As of January 31, 2015, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $183,000, to the Trust of approximately $195,000, and to Rare Earth of approximately $6,000 per year payable quarterly for calendar year 2015.

4.   SALE OF OWNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Oracle hotel property, then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

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

During the twelve months ended January 31, 2015, there were 9.5 Class A units of the Tucson entity sold, of which 1 Class A unit was purchased from REF, and 9 Class B units sold at $10,000 per unit. As of January 31, 2015, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.39% interest, or 11 Class C units, and other parties held a 47.60% interest, or 377 Class A units. During the twelve months ended January 31, 2014, there were 108.5 Class A units of the Tucson entity sold and a net of 54 Class B units sold at $10,000 per unit. As of January 31, 2014, the Partnership held a 51.00% ownership interest, or 395 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.55% interest, or 12 Class C units, and other parties held a 47.45% interest, or 367.5 Class A units. As of January 31, 2015, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $264,000, to the Partnership of approximately $283,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar years 2015 and 2016.

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

During the twelve months ended January 31, 2015, there were 109 Class A units of the Ontario entity sold, 84 Class B units sold and 20 Class C units sold at $10,000 per unit. As of January 31, 2015, and after the recognition of upward adjustments to certain of the unit holders, as specified by the March 24, 2014 restructuring agreement, the Partnership held a 51.71% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.64% interest through Rare Earth, or 35 Class C units, and other parties held a 44.65% interest, or 430 Class A units. As of January 31, 2014, the Partnership and Trust held a 61.60% ownership interest, or 393.0 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 1.57% interest through Rare Earth, or 10 Class C units, and other parties held a 36.83% interest, or 235 Class A units. As of January 31, 2015 the Ontario entity has future annual discretionary Priority Return payments to unrelated unit holders of approximately $301,000, to the Partnership of approximately $349,000 and to Rare Earth of approximately $25,000 per year payable quarterly for calendar years 2015, 2016 and 2017.

6.   SALE OF OWNERSHIP INTERESTS IN YUMA HOSPITALITY PROPERTIES SUBSIDIARY

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

If certain triggering events related to the Yuma entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members.  In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth will receive a restructuring fee of $350,000, conditioned upon and arising from the sale of the first 150 units in the Yuma entity following the October 24, 2014 restructuring. The Trust has paid out $85,000 of the $350,000 restructuring fee and accrued the remaining $265,000 at January 31, 2015. The $265,000 was paid in March, 2015. The Yuma entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Yuma, Arizona property.

During the twelve months ended January 31, 2015, there were 210.10 Class A units of the Yuma entity sold at $10,000 per unit, of which 160.10 were sold from the Trust and the remaining 50 units were newly issued units. As of January 31, 2015, the Trust held a 73.61% ownership interest, or 588.90 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.13% interest, or 1 Class C unit, and other parties held a 26.26% interest, or 210.10 Class A units. As of January 31, 2015, the Yuma entity has discretionary Priority Return payments to unrelated unit holders of approximately $147,000 to the Trust of approximately $412,000 and to Rare Earth of approximately $1,000 per year payable quarterly for calendar years 2015, 2016, 2017, 2018, 2019 and 2020.

7.   PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of January 31, 2015 and 2014, hotel properties consisted of the following:

	2015	2014
Land	$5,534,150	$3,034,150
Building and improvements	35,050,637	34,236,297
Furniture, fixtures and equipment	5,695,356	5,167,117
Total hotel properties	46,280,143	42,437,564
Less accumulated depreciation	(20,466,347)	(18,767,369)
Hotel Properties in Service, net	25,813,796	23,670,195
Construction in progress	4,650	2,520
Hotel properties, net	$25,818,446	$23,672,715

As of January 31, 2015 and 2014, property, plant and equipment consisted of the following:

	2015	2014
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	388,565	380,846
Total property, plant and equipment	471,232	463,513
Less accumulated depreciation	(395,140)	(374,165)
Property, Plant and Equipment, net	$76,092	$89,348

During the twelve month period ending January 31, 2015, gross hotel properties increased by approximately $3,843,000, which included a $2,500,000 land purchase under our Tucson Oracle building, and additional building improvements and furniture, fixtures and equipment.

8.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historic cost and are expected to be consumed within one year. As of January 31, 2015 and 2014, prepaid expenses and other current assets consisted of the following:

	2015	2014
Prepaid Assets	$51,788	$34,188
Tax and Insurance Escrow	31,208	125,353
Deposits	25,295	25,295
Prepaid Insurance	19,953	87,492
Prepaid Workman's Compensation	21,186	53,878
Miscellaneous Prepaid Expenses	2,569	57,853
Total Prepaid Expenses and Current Assets	$151,999	$384,059

9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

 As of January 31, 2015 and 2014, accounts payable and accrued expenses consisted of the following:

	2015	2014
Accounts Payable	$1,019,064	$954,776
Accrued Salaries and Wages	171,040	134,222
Accrued Vacation	24,718	13,334
Sales Tax Payable	156,472	341,909
Income Tax Payable	200,000	48,715
Accrued Interest Payable	52,852	52,852
Advanced Customer Deposits	133,452	68,912
Accrued Property Taxes	213,440	250,393
Accrued Land Lease	34,494	95,957
Accrued Other	641,308	260,568
Total Accounts Payable and Accrued Liabilities	$2,646,840	$2,221,638

10.  MORTGAGE NOTES PAYABLE

At January 31, 2015 and 2014, the Trust had mortgage notes payable outstanding with respect to each of the Hotels except the Albuquerque property.  The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from April 2015 to November 2029.  Weighted average interest rates on the mortgage notes payable for the fiscal years ended January 31, 2015 and 2014 were 4.34% and 4.89%, respectively.

The following table summarizes the Trust’s mortgage notes payable as of January 31:

	2015	2014
Albuquerque property mortgage note payable paid in full at January 31, 2015.	$-	$1,126,983

Mortgage note payable, due in monthly installments of $36,835, including interest at 4.75% per year, through August 22, 2024, plus a balloon payment of $3,585,591 in August 2024, secured by the Ontario property with a carrying value of $5.6 million at January 31, 2015.	5,580,410	5,983,480

Mortgage note payable, due in monthly installments of $26,312, including interest at 4.19% per year, through November 18, 2029, secured by the Tucson Oracle property with a carrying value of $6.5 million at January 31, 2015.	3,462,188	1,241,111

Mortgage note payable, due in variable monthly installments ($29,776 as of January 31, 2015) including interest at the prime rate (3.25% per year as of January 31, 2015), through April 28, 2015, plus a balloon payment of $4,812,244 in April 2015, secured by the Tucson St. Mary's property with a carrying value of $7.3 million at January 31, 2015.	4,861,936	5,039,946

Mortgage note payable, due in monthly installments of $32,419, including interest at the prime rate plus one percentage point over the index, with a floor of 5.0% per year (5% per year as of January 31, 2015), through August 1, 2022 plus a balloon payment of $4,112,498 in September 2022, secured by the Yuma property with a carrying value of $5.1 million at January 31, 2015.	5,217,202	5,355,051

Totals:	$19,121,736	$18,746,571

The mortgage note payable secured by the Tucson St. Mary’s hotel property contains recourse provisions to the Partnership and Trust as full guarantors.  The mortgage note payable secured by the Yuma hotel property is recourse to the Trust as a full guarantor. None of the other mortgage notes are recourse to the Partnership or the Trust.

On June 2, 2014, the Trust paid off the Albuquerque Suite Hospitality, LLC property mortgage, which had an outstanding balance of $1,099,299 at such time.

On August 22, 2014, the Ontario entity, a subsidiary of the Trust, entered into a $5,700,000 mortgage loan with Arizona Bank & Trust (the “AZB&T Agreement”) to refinance the then existing term debt. The AZB&T Agreement calls for a 10 year maturity date and an interest rate of 4.75% fixed for the first five years and then variable at Wall Street Journal Prime + 1.50% with a 4.75% floor for the remaining 5 years of the term. Prepayment fees exist for refinancing this debt with another lender in the first three years. As of January 31, 2015, the mortgage loan balance was approximately $5,580,000, net of a discount of approximately $48,000.

On November 24, 2014, the Tucson Oracle entity, entered into a $3,500,000 mortgage loan with Kansas State Bank of Manhattan to acquire the land associated with this property, re-finance the existing Tucson hotel loan first deed of trust and pay off other existing debt. This new loan lowered the interest rate for this property’s mortgage from 8.0% to 4.19%. The $3,500,000 commercial real estate loan has a 15 year term with 4.19% fixed interest rate for five years, and adjusts annually based upon the Weekly Average Yield of the US Treasury Securities, with a 4.19% floor. The loan closed simultaneous to the land purchase. Rare Earth, the Partnership, the Trust, the Wirth Family Trust dated July 14, 2006, James and Gail Wirth are joint guarantors. As of January 31, 2015, the mortgage loan balance was approximately $3,462,000, net of a discount of approximately $8,000. Prior to the purchase of the land associated with the Tucson Oracle property, the Tucson Oracle entity was a party to a ground lease that was set to expire in 2050, and incurred approximately $154,000 and $188,000 of land lease expense for the fiscal years ended January 31, 2015 and 2014, respectively.

On February 26, 2015, the Trust through one of its subsidiaries, Tucson Saint Mary’s Suite Hospitality, LLC obtained a loan extension on its first trustee mortgage to April 28, 2015. All other terms of the agreement remain the same. Management anticipates refinancing this note on or about April 28, 2015.

See Note 14 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

11.  NOTES PAYABLE TO BANKS

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of January 31, 2015, the business loan balance was approximately $201,000, net of a discount of approximately $8,000.

On July 24, 2014, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a $451,560 business loan, including $25,560 of loan fees, with American Express Bank, FSB (the “St. Mary’s Merchant Agreement”) with a maturity date of July 24, 2015. The St. Mary’s Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 17% of the St. Mary’s American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2015, the business loan balance was approximately $267,000, net of a discount of approximately $13,000.

On August 19, 2014, Ontario Hospitality Properties, LP (the “Ontario entity”), a subsidiary of the Trust, entered into a $477,000 business loan, including $27,000 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of August 19, 2015. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 27% of the Ontario entity American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2015, the business loan balance was approximately $175,000, net of a discount of approximately $15,000.

On September 16, 2014, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $415,520 business loan, including $23,250 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of September 16, 2015. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2015, the business loan balance was approximately $219,000, net of a discount of approximately $15,000.

On October 24, 2014, Albuquerque Suite Hospitality, LLC, a subsidiary of the Trust, entered into a $318,000 business loan, including $18,000 of loan fees, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with a maturity date of October 24, 2015. The Albuquerque Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2015, the business loan balance was approximately $239,000, net of a discount of approximately $14,000.

As of January 31, 2015, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000.  The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor (6.0% as of January 31, 2015), has no financial covenants and was renewed on June 23, 2014 for one additional year and matures on June 23, 2015. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables.  Mr. Wirth is a guarantor on the line of credit.  The Trust had drawn funds of $125,000 on this line of credit as of January 31, 2015.

12. LINES OF CREDIT – RELATED PARTY

On January 1, 2012, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum, is interest only quarterly and was set to mature on January 31, 2015. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was amended on July 1, 2014 to extend the maturity date to March 31, 2015, and increase the maximum borrowing capacity from $1,000,000 to $1,400,000. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of March 31, 2015 the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable. The balance fluctuated significantly through the periods presented. Related party interest expense for the Demand/Revolving Line of Credit/Promissory Note for the twelve months ended January 31, 2015 and 2014 was $42,912 and $10,360, respectively. Related party interest income for the Note Receivable for the twelve months ended January 31, 2015 and 2014 was $2,661 and $2,014, respectively.

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2017. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense for the Demand/Revolving Line of Credit/Promissory Note for the twelve months ended January 31, 2015 and 2014 was $659 and $0, respectively.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a payable of $541,710 and $331,390 at January 31, 2015 and 2014, respectively, all of which is considered a current liability

13.  OTHER NOTES PAYABLE

As of January 31, 2015, the Trust had $525,670 in promissory notes outstanding to unrelated third parties arising from the repurchase of 83,260 Class A Partnership units in privately negotiated transactions, the repurchase of 79,583 Shares of Beneficial Interest in privately negotiated transactions, and a $400,000 Promissory Demand Note.  These promissory notes bear interest at 7% per year and are due in varying monthly payments through June 2019. As of January 31, 2014, the Trust had $187,567 in secured promissory notes outstanding to unrelated third parties arising from the repurchase of 145,564 Class A Partnership units and the repurchase of 132,051 Shares of Beneficial Interest in privately negotiated transactions.

14.  MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2015 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE TO BANK	LINE OF CREDIT - RELATED PARTY	OTHER NOTES PAYABLE	TOTAL

2016	$5,333,595	$1,290,100	$541,710	$469,842	$7,635,247
2017	494,006	-	-	43,710	537,716
2018	518,503	-	-	4,768	523,271
2019	544,348	-	-	5,113	549,461
2020	570,387	-	-	2,237	572,624
Thereafter	11,735,824	-	-	-	11,735,824

	$19,196,663	$1,290,100	$541,710	$525,670	$21,554,143

15. DESCRIPTION OF BENEFICIAL INTERESTS

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions.  Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trust’s equity compensation plans/programs.  During the fiscal year ended January 31, 2015, the Trust acquired 99,897 Shares of Beneficial Interest in open market transactions at an average price of $2.20 per share.  The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements.  The Trust remains authorized to repurchase an additional 127,919 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

For the years ended January 31, 2015 and 2014, the Trust repurchased 99,897 and 51,308 Shares of Beneficial Interest at an average price of $2.20 and $1.86 per share, respectively.  Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

16. INCOME TAXES

The Trust and its subsidiaries have federal income tax net operating loss carry forwards of approximately $6.5 million at January 31, 2015, having expiration dates ranging from fiscal years 2019 to 2034. The Trust periodically has ownership changes within the meaning of Internal Revenue Code Section 382.  However, the Trust determined that such ownership changes would not have a material impact on the future use of the net operating losses. Generally, the Trust is no longer subject to income tax examinations prior to 2012 for federal and 2011 for state purposes.

Total and net deferred income tax assets at January 31,	2015	2014
Net operating loss carryforwards	$2,166,000	$2,914,000
Bad debt allowance	(12,000)	(16,000)
Accrued expenses	81,000	61,000
Syndications	4,370,000	2,770,000
Prepaid insurance	8,000	1,000
Alternative minimum tax credit	91,000	61,000
Total deferred income tax assets	6,704,000	5,791,000
Deferred income tax liability associated with book/tax differences in hotel properties	(2,472,000)	(2,195,000)
Net deferred income tax asset	4,232,000	3,596,000
Valuation allowance	(4,232,000)	(3,596,000)
Net deferred income tax asset	$-	$-

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2015:

Federal statutory rates	$(694,000)	(34%)
State income taxes	(141,000)	(7%)
Change in valuation allowance	636,000	67%
Effective rate	$(199,000)	(10%)

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2014:

Federal statutory rates	$(295,000)	(37%)
State income taxes	(64,000)	(8%)
Change in valuation allowance	322,000	40%
Effective rate	$(37,000)	(5%)

The Trust's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at January 31, 2015 and 2014.

17. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2015 and 2014, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.8% of the total outstanding Partnership units.  As of January 31, 2015 and 2014, Mr. Wirth and his affiliates held 6,053,276 and 6,055,376, respectively, Shares of Beneficial Interest in the Trust, which represented 73.2% and 72.6%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2015 and 2014, the Trust owned 72.11% and 72.04% of the Partnership, respectively. As of January 31, 2015, the Partnership owned 100% of one InnSuites® hotels located in Tucson, Arizona, a 51.01% interest in another InnSuites® hotel located in Tucson, Arizona and a 51.71% interest in an InnSuites® hotel located in Ontario, California.  The Trust also owned a direct 73.61% interest in one InnSuites® hotel located in Yuma, Arizona and owned a direct 50.82% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels.  Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.  The management fees for the Hotels and the three hotels owned by affiliates of Mr. Wirth are set at 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

On July 23, 2013, the Trust entered into a Corporate Card Agreement (“Corporate Purchase Cards”) with American Express Travel Related Services Company, Inc. The Corporate Card Agreement distributed a total of nine purchase cards - one to each of the five respective Hotels, one to the Trust, and one to each of the three respective hotels owned by affiliates of James F. Wirth. The Corporate Purchase Cards, with a total limit of $300,000, includes insignificant annual fees and $0 of interest per annum. Payments are due monthly. The Corporate Card Agreement may be cancelled by either party with 30-days written notice. Pamela J. Barnhill, the Trust’s President and Vice Chairperson and daughter of Mr. Wirth, initiated the nine purchase cards. As of January 31, 2015 and 2014, the Trust’s portion of the Corporate Purchase Cards balance was approximately $157,000 and $139,000, respectively.

The Tucson Oracle property has an unsecured demand/revolving line of credit/promissory note as described in Note 12 – Line of Credit - Related Party.

The Trust has an unsecured demand/revolving line of credit/promissory note as described in Note 12 – Line of Credit - Related Party.

As of January 31, 2015, Mr. Wirth purchased a total of 8 Class C units in the Albuquerque entity at $10,000 per unit. Mr. Wirth was paid $1,298 in discretionary priority returns for the fiscal year ended January 31, 2015 related to these units.

As of January 31, 2015, the Trust paid Berg Investment Advisors $12,900 for additional consultative services rendered by Mr. Mark Berg, the Trust’s Executive Vice President.

On September 25, 2013, the Trust entered into a revenue sharing agreement with independent Lodging Industry Association (“ILIA”). In 2014, the Trust President, Ms. Pamela Barnhill became President of ILIA. The revenue sharing agreement states that of the 10% IBC fees collected from ILIA hotels, 3% will be remitted back to ILIA from February, 2015 through June, 2015, 2% will be remitted back to ILIA from July, 2015 through December, 2015, and 1% will be remitted back to ILIA from January, 2016 through June, 2016. As of January 31, 2015 no fees have been remitted or accrued related to the ILIA revenue sharing agreement.

The Trust charges management fees to related parties. The total revenues recorded related to the management fees was $278,210 and $194,605 for the year ended January 31, 2015 and 2014.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Tucson St. Mary’s Hotels’ mortgage note payable approximates fair value because the interest rates is primarily variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of remaining notes payable and long-term debt was estimated based on the borrowing rates currently available to the Trust for bank loans with similar terms and maturities.

The following table presents the estimated fair values of the Trust’s debt instruments and the associated carrying value recognized in the accompanying consolidated balance sheets at January 31, 2015 and 2014:

	2015		2014
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$19,121,736	$19,151,309	$18,746,571	$18,642,765

Notes payable to banks	$1,226,626	$1,226,626	$1,018,925	$1,018,925

Other notes payable	$525,670	$432,916	$187,567	$181,454

19.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	2015	2014
Cash paid for interest	$880,069	$754,919

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	$27,000	$29,360

Shares of Beneficial Interest Issued for Services Rendered (Non-Cash)	$36,666	$30,960

Refinance of the Ontario property mortgage	$5,700,000	$-

Refinance of the Tucson Oracle property mortgage, net	$1,000,000	$-

Purchase of Tucson Oracle land	$2,500,000	$-

20.  COMMITMENTS AND CONTINGENCIES

Leases:

The Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground lease for the fiscal years ended January 31, 2015 and 2014 was $229,665 and $212,236, respectively, plus a variable component based on gross revenues of each property that totaled approximately $72,000 and $88,000, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters.  On April 30, 2014, the lease was extended for 36 months and expires in 2017. The Trust recorded $32,697 and $45,021 of general and administrative expense related to the lease during fiscal years 2015 and 2014, respectively.  The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017.  The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year.  It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under these non-cancelable ground lease and office lease are as follows:

Fiscal Year Ending
2016	$143,359
2017	144,335
2018	127,725
2019	113,508
2020	113,508
Thereafter	5,813,837

Total	$6,456,272

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures.  The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.”

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for four of the hotel properties.  In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels.  The agreements with Best Western have no specific expiration terms and may be cancelled by either party.  Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met.  The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system.  Under these arrangements, fees paid for membership fees and reservations were approximately $342,000 and $310,000 for fiscal years 2015 and 2014, respectively.

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

21.  SHARE-BASED PAYMENTS

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

There were no options granted in fiscal year 2015 or 2014, and no options were outstanding as of January 31, 2015 and 2014.  The Plan currently has 1,000,000 options available to grant. See Note 23 for stock options granted subsequent to January 31, 2015.  The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2015, have been issued.

 See Note 2 – "Summary of Significant Accounting Policies" for information related to grants of restricted shares.

22.  SEGMENT REPORTING

In the fourth quarter of 2014, the Trust determined its reportable segments are the Hotel Operations and IBC Developments segments. Reportable segments are determined based on discrete financial information reviewed by the Company’s CODM. The Trust organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Company performs an annual analysis of its reportable segments.

Information relative to the Trust’s reportable segments is as follows:

BALANCE SHEET	JANUARY 31, 2015
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$27,020,056	$7,753	$27,027,809
Total Liabilities	24,046,878	15,704	24,062,582
Fixed Assets, Net	25,891,083	3,455	25,894,538

STATEMENT OF OPERATIONS	YEAR ENDED JANUARY 31, 2015
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$14,652,606	$20,266	$14,672,872
Loss From Operations	(845,336)	(326,039)	(1,171,375)
Depreciation	(1,781,024)	(1,397)	(1,782,421)
Interest Income	9,168	-	9,168
Interest Expense	(880,069)	-	(880,069)
Income Tax Expense	(198,648)	-	(198,648)

BALANCE SHEET	JANUARY 31, 2014
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$25,408,135	$368	$25,408,503
Total Liabilities	22,506,091	-	22,506,091
Fixed Assets, Net	23,762,063	-	23,762,063

STATEMENT OF OPERATIONS	YEAR ENDED JANUARY 31, 2014
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$14,883,881	$761	$14,884,642
Income (Loss) From Operations	41,793	(28,905)	12,888
Depreciation	(1,783,595)	-	(1,783,595)
Interest Income	5,610	-	5,610
Interest Expense	(822,581)	-	(822,581)
Income Tax Expense	(37,148)	-	(37,148)

23.  SUBSEQUENT EVENTS

Effective February 5, 2015, the Board of Trustees of the Trust adopted the 2015 Equity Incentive Plan, subject to shareholders approval, under which, up to 1,600,000 Shares of Beneficial Interest of the Trust are authorized to be issued pursuant to grant of stock options, stock appreciation rights, restricted shares, restricted share units or other awards. The purpose of the 2015 Plan is to promote the interests of the Trust and its shareholders by providing certain employees and members of the Board of Trustees, who are largely responsible for the management and growth of the subsidiary of the Trust, IBC Hotels, LLC, with incentives and rewards to encourage them to continue in the service of the Trust.

On February 5, 2015, the Board of Trustees of the Trust granted to Pamela Barnhill, President, Vice Chairperson of the Board of Trustees and Chief Operating Officer of the Trust and IBC Hotels Founder and President, pursuant to the Trust’s 2015 Equity Incentive Plan, a four-year option for the purchase of 1,000,000 Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per share, exercisable to the extent of vesting of the stock options and GAAP pre-tax profits of IBC Hotels, LLC which must be greater than or equal to performance objectives described in the stock option agreement. The option is subject to shareholders’ approval of the 2015 plan.

On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and CEO of the Trust, Marc Berg, Executive Vice President and Trustee and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Equity Incentive Plan and the Trust’s 2015 Stock Option Form Agreement filed as Exhibit 10.42, each a four-year option for the purchase of 60,000 Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per share, exercisable to the extent of vesting of the stock options and GAAP pre-tax profits of IBC Hotels, LLC which must be greater than or equal to performance objectives described in the stock option agreement. The option is subject to shareholders’ approval of the 2015 plan.

On April 24, 2015, the Trust and Partnership entered into a restructuring agreement with Partnership to allow for the sale of non-controlling interest units in Tucson Saint Mary’s Suite Hospitality LLC for $10,000 per unit, which operates one of the Tucson, Arizona hotel properties, then wholly-owned by the Partnership.  Under the agreement, the Partnership agreed to either purchase or bring in other investors to purchase up to 350 units, which represents approximately 50.07% of the outstanding partnership units in the Tucson, Arizona entity, on a post-transaction basis, and the parties agreed to restructure the limited liability agreement of the Tucson, Arizona entity. The Board of Trustees approved this restructuring on April 24, 2015. Under the restructured limited liability agreement, the Partnership was confirmed as the Administrative Member of the Tucson, Arizona entity but Rare Earth Financial, LLC could be elected in the future as Administrative Member without the Partnership voting on the board resolution. All Membership Interests will be entitled to receive priority distributions annually of $700 per $10,000 Interest from May 15, 2015 through April 20, 2020, Priority distributions will be paid first to Class A Interests, second to Class B Interests and will be cumulative.  After April 30, 2020, all Membership Interests will be entitled to annual distributions of $700 per $10,000 Interest, which will be cumulative.  The holders of Class A units may convert all of part of their investment at any time up to January 31, 2018 into 2,857 IHT Shares of Beneficial Interest for each $10,000 interest subject to IHT Shareholder approval and other required approvals. Thereafter each $10,000 interest is convertible into 2,500 IHT Shares of Beneficial Interest.

On April 24, 2015, the Board of Trustees of the Trust agreed with Suite Hotels, LLC, an affiliate of James Wirth, Chairman of the Board of Trustees and CEO of the Trust, to terminate the agreement to have the Trust purchase 51% of the partnership interests of Fort Worth / Dallas Suite Hospitality Partnership which operates Hotel Trinity. The original intent of the Trust to purchase 51% of Hotel Trinity was to increase IHT’s equity in compliance with the NYSE MKT requirements but over time, the benefits decreased because of Hotel Trinity’s non-cash depreciation and the decreased book value of the property.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control-Integrated Framework 2013 (“Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using those COSO Framework, our management concluded that at January 31, 2015 the Trust’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2015 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

There were no changes in our internal control over financial reporting during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.  OTHER INFORMATION

At December 1, 2014, the Trust had a related party $2.0 million Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note has interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note Agreement, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC will be included as Exhibit 10.41.

On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and CEO of the Trust, Marc Berg, Executive Vice President and Trustee and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Equity Incentive Plan and the Trust’s 2015 Stock Option Form Agreement filed as Exhibit 10.42, each a four-year option for the purchase of 60,000 Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per share, exercisable to the extent of vesting of the stock options and GAAP pre-tax profits of IBC Hotels, LLC which must be greater than or equal to performance objectives described in the stock option agreement. The option is subject to shareholders’ approval of the 2015 plan.

On April 24, 2015, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Saint Mary’s Suite Hospitality LLC for $10,000 per unit, which operates one of the Tucson, Arizona hotel properties, then wholly-owned by the Partnership.  Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 350 units, which represents approximately 50.07% of the outstanding partnership units in the Tucson, Arizona entity, on a post-transaction basis, and the parties agreed to restructure the limited liability agreement of the Tucson, Arizona entity. The Board of Trustees approved this restructuring on April 24, 2015. Under the restructured limited liability agreement, the Partnership was confirmed as the Administrative Member of the Tucson, Arizona entity but Rare Earth Financial, LLC could be elected in the future as Administrative Member without the Partnership voting on the board resolution. All Membership Interests will be entitled to receive priority distributions annually of $700 per $10,000 Interest from May 15, 2015 through April 20, 2020, Priority distributions will be paid first to Class A Interests, second to Class B Interests and will be cumulative.  After April 30, 2020, all Membership Interests will be entitled to annual distributions of $700 per $10,000 Interest, which will be cumulative.

On April 24, 2015, the Board of Trustees of the Trust agreed with Suite Hotels, LLC, an affiliate of James Wirth, Chairman of the Board of Trustees and CEO of the Trust, to terminate the agreement to have the Trust purchase 51% of the partnership interests of Fort Worth / Dallas Suite Hospitality Partnership which operates Hotel Trinity. The original intent of the Trust to purchase 51% of Hotel Trinity was to increase IHT’s equity in compliance with the NYSE MKT requirements but over time, the benefits decreased because of Hotel Trinity’s non-cash depreciation and the decreased book value of the property.

 PART III

Item 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 as to our Trustees and Executive Officers is incorporated herein by reference to the information set forth under the caption “Election of Trustees” in our definitive proxy statement for our 2015 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the end of our fiscal year.

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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2015:

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

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)

Financial Statements and Schedules

Financial Statements/Schedules of InnSuites Hospitality Trust

(a)(3)                                                          Exhibit List

Exhibit No.	Exhibit

3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006 filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 18, 2000).

10.4	Line of Credit Agreement, dated August 1, 2010, by and between RRF Limited Partnership and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010 filed with the Securities and Exchange Commission on September 3, 2010).

10.5	Revolving Bank Line of Credit Promissory Note, dated November 23, 2010, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 filed with the Securities and Exchange Commission on December 9, 2010).

10.6	Revolving Bank Line of Credit Business Loan Agreement, dated November 23, 2010, by and among InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 filed with the Securities and Exchange Commission on December 9, 2010).

10.7	Change in Terms Agreement for Bank Line of Credit, dated May 12, 2011, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 filed with the Securities and Exchange Commission on June 3, 2011).

10.8	Change in Terms Agreement for Bank Line of Credit, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission on May 30, 2012).

10.9	Change in Terms Agreement for Bank Line of Credit, dated June 22, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2012).

10.10	Addendum, dated August 27, 2012, to Business Loan Agreement, dated November 23, 2010, by and among InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012 filed with the Securities and Exchange Commission on September 14, 2012).

10.11	Change in Terms Agreement for Bank Line of Credit, dated September 14, 2012, executed by InnSuitesHospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 filed with the Securities and Exchange Commission on December 17, 2012).

10.12	Change in Terms Agreement for Bank Line of Credit, dated June 11, 2013, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and Republic Bank AZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013 filed with the Securities and Exchange Commission on September 11, 2013).

10.13	Business Loan Agreement, dated as of August 24, 2012, by and among Yuma Hospitality Properties Limited Partnership, as Borrower, and 1st Bank Yuma, as Lender, guaranteed by InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 filed with the Securities and Exchange Commission on December 17, 2012).

10.14	Business Loan and Security Agreement, dated November 25, 2013, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and American Express Bank FSB, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013 filed with the Securities and Exchange Commission on December 6, 2013).

10.15	Promissory Note, dated as of August 24, 2012, issued by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of 1st Bank Yuma, as Lender, executed by Yuma Hospitality Properties Limited Partnership and InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012 filed with the Securities and Exchange Commission on December 17, 2012).

10.16	Business Loan and Security Agreement dated September 24, 2013, by and between Ontario Hospitality Properties, LP, as Borrower and American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013 filed with the Securities and Exchange Commission on December 6, 2013).

10.17	Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010 filed with the Securities and Exchange Commission on September 3, 2010).

10.18	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the Securities and Exchange Commission on April 29, 2011).

10.19	Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission on April 28, 2014).

10.20	Tucson Hospitality Properties LP updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013 filed with Securities and Exchange Commission on December 6, 2013).

10.21	Amended and Restated Limited Partnership Agreement of Ontario Hospitality Properties, dated January 31, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Ontario Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual report on Form 10-K for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission on April 30, 2012).

10.22	Partnership Interest Purchase Agreement, dated March 24, 2014, by and between InnSuites Hospitality Trust and Suite Hotels, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8K filed with the Securities and Exchange Commission on March 26, 2014).

10.23*	Employment Offer Letter from InnSuites Hospitality Trust to Adam B. Remis, dated March 3, 2013, (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 18, 2013).

10.24	Business Loan and Security Agreement, dated May 21, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 30, 2014).

10.25	Change in Terms Agreement, dated June 23, 2014, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrower, in favor of Republic Bank AZ, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2014).

10.26	Addendum, dated July 1, 2014, to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, filed with the Securities and Exchange Commission on September 9, 2014).

10.27	Business Loan and Security Agreement, dated July 24, 2014, executed by Tucson Saint Mary’s Suite Hospitality LLC, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014).

10.28	Business Loan and Security Agreement, dated August 19, 2014, executed by Ontario Hospitality Properties LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.29	Business Loan Agreement, dated August 22, 2014, by and among Ontario Hospitality Properties LLLP, as Borrower, and Arizona Bank & Trust, as Lender, guaranteed by a first position lien against the Ontario property and all general business assets of Ontario (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.30	Business Loan and Security Agreement dated September 16, 2014, executed by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2014).

10.31	Purchase and Sale Agreement, dated October 15, 2014, between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.32	Business Loan and Security Agreement, dated October 24, 2014, executed by Albuquerque Suite Hospitality, L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2014).

10.33	Addendum, dated October 27, 2014, to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2014).

10.34	Deed of Trust, dated November 18, 2014, among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.35	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties LLLP, as Borrower, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.36	Yuma Hospitality Properties LLLP Restructuring Agreement, dated October 24, 2014, among, Rare Earth Financial, LLC, InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014).

10.37	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Buyer, and Guy C. Hayden III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.38*	InnSuites Hospitality Trust 2015 Equity Incentive Plan, adopted by the Board of Trustees on February 5, 2015, subject to shareholder approval (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2015).

10.39*	Nonqualified Stock Option Agreement, dated as of February 5, 2015, between InnSuites Hospitality Trust and Pamela Barnhill.

10.40	Change in Terms Agreement and Acknowledgement by Guarantor, dated February 26, 2015, executed by the Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015).

10.41	Demand/Revolving Line of Credit/Promissory Note Agreement, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC, dated December 31, 2014.

10.42*	Nonqualified Stock Option Form Agreement, between InnSuites Hospitality trust and Stock Option recipient.

10.43

Tucson Saint Mary’s Suite Hospitality LLC Restructuring Agreement, dated April 24, 2015, among, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Saint Mary’s Suite Hospitality LLC and Rare Earth Financial, LLC.

10.44	Suite Hotels, LLC and InnSuites Hospitality Trust Termination Agreement, dated April 24, 2015, among, InnSuites Hospitality Trust and Suite Hotels.

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*                         Management contract or compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: April 30, 2015	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2015	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 30, 2015	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2015	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 30, 2015	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 30, 2015	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 30, 2015	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: April 30, 2015	By:	/s/ Larry Pelegrin
Larry Pelegrin, Trustee

Dated: April 30, 2015	By:	/s/ Cynthia Ketcherside
Cynthia Ketcherside, Trustee

Dated: April 30, 2015	By:	/s/ Pamela Barnhill
Pamela Barnhill, Trustee