Form 10-K/A
period 2015-01-31
INNSUITES HOSPITALITY TRUST
filed 2015-05-28
CIK 82473

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2014, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE MKT: $4,439,665.

Number of Shares of Beneficial Interest outstanding as of May 25, 2015: 8,269,343.

Documents incorporated by reference: None.

EXPLANATORY NOTE

InnSuites Hospitality Trust (the “Trust”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (or “fiscal year 2015”), filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2015 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. This Amendment also amends the cover page of the Original 10-K to (i) delete the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”) and (ii) update the number of our outstanding Shares of Beneficial Interest (referred to as “Shares” or “Shares of Beneficial Interest”). In addition, Item 15 of Part IV of the Original 10-K is amended to include the certifications specified in Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required to be filed with this Amendment. Except for the addition of the Part III information and updates to the cover page, no other changes have been made to the Original 10-K. This Amendment does not modify or update disclosures in the Original 10-K affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with the Trust’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cyber security attacks; and

●	loss of key personnel.

We do not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise except as may be required by law. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in the Original Form 10-K and this Amendment relating to the operations of the Partnership.

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

Name	Principal Occupations During Past Five Years, Age as of May 28, 2015 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2017

Pamela J. Barnhill

Vice Chairperson of the Board of Trustees since March 24, 2014 and President and Chief Operating Officer of the Trust since February 1, 2012. Ms. Barnhill joined the Trust in 2002 as General Manager and progressed with the Trust through roles in revenue management, operations, sales and trademark licensing. Prior to joining the Trust, Ms. Barnhill’s career included roles with Motorola Semiconductor, Franchise Finance Corporation of America (FFCA) and Pittiglio, Rabin, Todd & McGrath (PRTM) Management Consulting. She has served as a Board Member for the Independent Lodging Industry Association since 2011. She earned a Masters of Business Administration (MBA) from Carnegie Mellon University, and a Bachelor of Arts in Economics and Mathematics cum laude with honors from the University of Arizona. Age: 41.

Ms. Barnhill has extensive knowledge and expertise in sales, marketing and our operations. As President of the Trust and leading the IBC Hotels efforts, Ms. Barnhill brings a unique perspective to our Board of Trustees.

March 24, 2014

Cynthia Ketcherside(1)(2)

Ms. Ketcherside has more than 25 years of executive management experience. Experience evolved from sales and marketing management positions into the position as President and Chief Executive Officer of Ms. Ketcherside’s family business, in which role she oversaw the operations and negotiated the sale of the business to a national company. Since September 2011, Ms. Ketcherside has served as Director of Business Development for Vantage Mobility International, a manufacturer of wheelchair van conversions. Prior to Vantage Mobility International, Ms. Ketcherside was the Executive Director and Chief Executive Officer of notMYkid, a non-profit organization. From January 2005 – February 2010, Ms. Ketcherside was Managing Director of JC’s Glass, a family business which was sold to IGD Industries – Safelite. Age: 56.

Ms. Ketcherside’s sales and marketing expertise is expected to help us grow IBC Hotels.

March 24, 2014

Steven S. Robson(1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 59.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more than 15 years.

June 16, 1998

Trustees Whose Terms Expire in 2016

Leslie (Les) T. Kutasi(1)(2)(3)(6)

Founder and President of Trend-Tex International, a multi-line textile sales and marketing company, since 2000. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996 and Director of Sales of Lorber Industries from 1988 to 1989. Mr. Kutasi has been a member of World Presidents Organization Inc. (WPO Arizona) since 2006. Age: 64.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust until February 1, 2012. Manager and primary owner (together with his affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 69.

Mr. Wirth has significant real estate and hotel industry experience and extensive experience with the Trust. He also has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for over 15 years.

January 30, 1998

Trustees Whose Terms Expire in 2015

Marc E. Berg

Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President – Acquisitions of the Trust from December 16, 1998 to February 10, 1999. Consultant to InnSuites Hotels since 1989. Age: 62.

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions. In addition, Mr. Berg has served on our Board for over 15 years.

January 30, 1998

Larry Pelegrin(1)(2)(3)(4)

Retired marketing executive with an extensive background in travel industry automation systems and call center sales. Director of Sales and Marketing of ARINC, a provider of transportation communications services, from 1994 to 2000. Previous employment included senior marketing positions with Best Western International and Ramada Inns. Age: 77.

Mr. Pelegrin has 40 years of operational, marketing and sales, management and financial experience in the hotel, airline, travel and computer industries.

August 25, 2005

1 Member of the Audit Committee.

2 Member of the Compensation Committee.

3 Member of the Governance and Nominating Committee.

4 Chair of the Audit Committee.

5 Chair of the Compensation Committee.

6 Chair of the Governance and Nominating Committee.

Other Executive Officers

Adam B. Remis, MSIM, CPA, CISA	Chief Financial Officer of the Trust since March 18, 2013. Mr. Remis has almost 20 years of combined accounting, audit, tax and technology consulting experience. His clients have included Palm, Pioneer North America, Meritage Homes, Mesa Airlines, Choice Hotels and InnSuites. From September 2008 to March 2013, Mr. Remis served as Senior Manager at Khalsa McBrearty Accountancy, LP, where he managed financial audit and tax compliance engagements. From April 2006 to September 2008, he served as Director of Technology – Internal Audit at American Express, leading a team of auditors to review information systems and technology infrastructure controls, and from 2002 to April 2006, Mr. Remis was Engagement Manager at Jefferson Wells, where he managed Sarbanes-Oxley engagements. Prior to that, he was at Deloitte & Touche. Mr. Remis has a Master of Science in Information Management from Arizona State University and a Bachelor of Science degree in Quantitative Economic Decision Sciences from the University of California, San Diego. In February 1997, Mr. Remis became a CPA and was admitted to practice in the State of Arizona. He also holds a Certified Information Systems Auditor (CISA) certification from the Information Systems Audit and Controls Association (ISACA). Mr. Remis has previously served as President of the local Arizona chapter of ISACA and continues to serve as a member of its Board of Directors. Age: 47.

Ms. Barnhill, our Vice-Chairman of the Board, President and Chief Operating Officer, is Mr. Wirth’s daughter. There are no other family relationships that require disclosure pursuant to the SEC’s rules, and none of our Trustees or executive officers were nominated, elected or appointed to their positions pursuant to any arrangement or understanding between them and any other person.

We request that all of our Trustees attend our Annual Meetings of Shareholders. All Trustees were present at the 2014 Annual Meeting of Shareholders. All incumbent Trustees attended 100% of the meetings held by the Board of Trustees and the Committees on which the Trustee served during fiscal year 2015. In addition, the independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management.

Trustee Nominations and Qualifications

The Governance and Nominating Committee expects to identify nominees to serve as our Trustees primarily by accepting and considering the suggestions and nominee recommendations made by members of the Board of Trustees and our management and shareholders. Nominees for Trustees are evaluated based on their character, judgment, independence, financial or business acumen, diversity of experience, ability to represent and act on behalf of all of our shareholders, and the needs of the Board of Trustees. In accordance with its charter, the Governance and Nominating Committee discusses diversity of experience as one of many factors in identifying nominees for Trustee, but does not have a policy of assessing diversity with respect to any particular qualities or attributes. Two of the current Trustees are women but the Governance and Nominating Committee has not identified any specific attributes that the Committee would desire to diversify on the Board. In general, before evaluating any nominee, the Governance and Nominating Committee first determines the need for additional Trustees to fill vacancies or expand the size of the Board of Trustees and the likelihood that a nominee can satisfy the evaluation criteria. The Governance and Nominating Committee would expect to re-nominate incumbent Trustees who have served well on the Board of Trustees and express an interest in continuing to serve. Our Board of Trustees is satisfied that the backgrounds and qualifications of our Trustees, considered as a group, provide a mix of experience, knowledge and abilities that allows our Board to fulfill its responsibilities.

The Governance and Nominating Committee will consider shareholder recommendations for Trustee nominees. A shareholder who wishes to suggest a Trustee nominee for consideration by the Governance and Nominating Committee should send a resume of the nominee’s business experience and background to Les Kutasi, Chairman of the Governance and Nominating Committee, InnSuites Hospitality Trust, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020. The mailing envelope and letter must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board of Trustees Nominee.”

Leadership Structure of the Board of Trustees

Mr. Wirth, our Chief Executive Officer, currently serves as Chairman of the Board, and Ms. Barnhill, our President and Chief Operating Officer, serves as Vice Chairperson of the Board. Our Second Amended and Restated Declaration of Trust, as amended, provides that the Trustees shall annually elect a Chairman who shall be the principal officer of the Trust. Mr. Wirth has served as Chairman of our Board of Trustees and our Chief Executive Officer since January 30, 1998. Our Board of Trustees has determined that the Trust has been well-served by this structure of combined Chairman and Chief Executive Officer positions and that this structure facilitates strong and clear leadership, with a single person setting the tone of the organization and having the ultimate responsibility for all of the Trust’s operating and strategic functions, thus providing unified leadership and direction for the Board of Trustees and the Trust’s executive management. Our Chairman also has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests.

As a result of the Board’s ongoing efforts around Board succession planning and effectiveness, in March 2014, the Board appointed Ms. Barnhill to the newly created position of Vice Chairperson of the Board. In this role, Ms. Barnhill presides over Board meetings in the event that the Chairman is not present. Ms. Barnhill also participates in the Board and committee agenda review process, as well as in the Board’s efforts regarding overall Board effectiveness and Board succession planning. As President and Chief Operating Officer of the Trust and leading the IBC Hotels efforts, Ms. Barnhill brings a unique perspective to the Board. We recognize that our Board leadership structure is somewhat unique but we believe that it is the right structure for the Trust at this time.

The Trust does not have a lead independent Trustee, but receives strong leadership from all of its members. Our Board Committees consist of only independent members, and our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. In addition, our Trustees take active and substantial roles in the activities of our Board of Trustees at the full Board meetings. Our Trustees are able to propose items for Board meeting agendas, and the Board’s meetings include time for discussion of items not on the formal agenda. Our Board believes that this open structure, as compared to a system in which there is a designated lead independent trustee, facilitates a greater sense of responsibility among our Trustees and facilitates active and effective oversight by the independent Trustees of the Trust’s operations and strategic initiatives, including any risks.

The Board’s Role in Risk Oversight

Our management devotes significant attention to risk management, and our Board of Trustees is engaged in the oversight of this activity, both at the full Board and at the Board Committee level. The Board’s role in risk oversight does not affect the Board’s leadership structure. However, our Board’s leadership structure supports such risk oversight by combining the Chairman position with the Chief Executive Officer position (the person with primary corporate responsibility for risk management).

Our Board’s role in the Trust’s risk oversight process includes receiving reports from members of senior management on areas of material risk to the Trust, including operational, financial, legal and regulatory and strategic risks. The Board of Trustees requires management to report to the full Board (or an appropriate Committee) on a variety of matters at regular meetings of the Board and on an as-needed basis, including the performance and operations of the Trust and other matters relating to risk management. The Audit Committee also receives regular reports from the Trust’s independent registered public accounting firm on internal control and financial reporting matters. In addition, pursuant to its charter, the Audit Committee is tasked with reviewing with the Trust’s counsel major litigation risks as well as compliance with applicable laws and regulations, discussing with management its procedures for monitoring compliance with the Trust’s code of conduct, and discussing significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. These reviews are conducted in conjunction with the Board’s risk oversight function and enable the Board to review and assess any material risks facing the Trust.

Our Board also works to oversee risk through its consideration and authorization of significant matters, such as major strategic, operational and financial initiatives and its oversight of management’s implementation of those initiatives. The Board periodically reviews with management its strategies, techniques, policies and procedures designed to manage these risks. Under the overall supervision of our Board, management has implemented a variety of processes, procedures and controls to address these risks.

Communications with the Board of Trustees

Shareholders and other interested parties who wish to communicate with the Board of Trustees or any individual member thereof may do so by writing to the Secretary, InnSuites Hospitality Trust, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020. The mailing envelope and letter must contain a clear notation indicating that the enclosed letter is an “Interested Party-Board of Trustees Communication.” The Secretary will review all such correspondence and regularly forward to the Board of Trustees a log and summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, deals with the functions of the Board of Trustees or Committees thereof or that he otherwise determines requires their attention. Trustees may at any time review a log of all correspondence received by us that is addressed to members of the Board of Trustees and request copies of any such correspondence. Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of our accounting department and handled in accordance with procedures established by the Audit Committee for such matters.

Date of 2015 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2015 Annual Meeting will be held more than 30 days after the anniversary date of our 2014 Annual Meeting of Shareholders. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2015 Annual Meeting will be a reasonable time before we begin the printing and mailing of our proxy materials for the 2015 Annual Meeting. A shareholder who wishes to present a proposal at the 2015 Annual Meeting, but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will also need to notify us a reasonable time before we send our proxy materials for the 2015 Annual Meeting. When the date for the 2015 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met five times during fiscal year 2015.

All members of the Audit Committee are “independent,” as such term is defined by the SEC’s rules and the NYSE MKT’s listing standards. The Board of Trustees has determined that Mr. Pelegrin, a member of our Audit Committee, qualifies as an “audit committee financial expert” under applicable SEC rules. We have posted our Amended and Restated Audit Committee Charter on our Internet website at www.innsuitestrust.com. Information on our website is not part of this Amendment.

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited financial statements included in the Trust’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 with the management of the Trust. In addition, the Audit Committee has discussed with Semple, Marchal & Cooper, LLP (“Semple, Marchal & Cooper”), the independent registered public accounting firm of the Trust, the matters required to be discussed by the Auditing Standard No. 16, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from Semple, Marchal & Cooper required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with Semple, Marchal & Cooper its independence from the Trust, including the compatibility of any non-audit services with Semple, Marchal & Cooper’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited financial statements be included in the Trust’s Annual Report for the fiscal year ended January 31, 2015.

By the Audit Committee of the Board of Trustees:

Larry Pelegrin, Chairman

Steven S. Robson

Les T. Kutasi

Cynthia Ketcherside

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Trustees, executive officers and beneficial holders of more than 10% of our Shares to file with the SEC initial reports of ownership and reports of subsequent changes in ownership. The SEC has established specific due dates for these reports, and we are required to disclose in this Proxy Statement any late filings or failures to file.

Messrs. Kutasi’s, Pelegrin’s and Robson’s and Ms. Ketcherside’s Forms 4 filed on April 10, 2014 and reporting grants of restricted Shares as Trustee compensation, and Ms. Barnhill’s previously reported Form 4 filed on April 10, 2014 and reporting 12 purchases on behalf of Ms. Barnhill’s minor children, were inadvertently filed untimely. Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, We believe that all our Trustees, executive officers and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the fiscal year ended January 31, 2015, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during fiscal year 2015.

Overview of the Compensation Committee

The Compensation Committee of the Board of Trustees currently consists of four independent Trustees. The Committee sets the principles and strategies that serve to guide the design of the compensation programs for our executive officers. The Committee annually evaluates the performance of our Chief Executive Officer, Chief Financial Officer, Executive Vice President and our President and Chief Operating Officer (our executive officers). Taking into consideration the factors set forth below, the Committee then approves their compensation levels, including any bonuses. The Committee does not use an independent compensation consultant to assist it with its responsibilities. The Committee does consider input from the Chief Executive Officer when determining compensation for the other executive officers.

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

Compensation for our executive officers has two main monetary components, salary and bonus, as well as a benefits component. Any bonus generally consists of cash. This decision was a result of discussions with our executive officers regarding the sufficiency of our executive officers’ current Share ownership and the restrictions upon transfer of Shares held by our executive officers due to their affiliate status.

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

Base Salary and Discretionary Cash Bonuses

We pay base salaries to our executive officers in order to provide a level of assured compensation reflecting an estimate of the value in the employment market of the executive officer’s skills, the demands of his or her position and the relative size of the Trust. In establishing base salaries for our executive officers, the Compensation Committee considers our overall performance and the performance of each individual executive officer, as well as market forces and other general factors believed to be relevant, including time between salary increases, promotion, expansion of responsibilities, advancement potential, and the execution of special or difficult projects. Additionally, the Compensation Committee takes into account the relative salaries of the executive officers and determines what it believes are appropriate compensation level distinctions between and among the executive officers, including between the Chief Executive Officer and the Chief Financial Officer and among the other executive officers. Although the Compensation Committee considers our financial performance, there is no specific relationship between achieving or failing to achieve budgeted estimates, the performance of our Shares or our financial performance and the annual salaries determined by the Compensation Committee for any of our executive officers. No specific weight is attributed to any of the factors considered by the Compensation Committee; the Compensation Committee considers all factors and makes a subjective determination based upon the experience of its members and the recommendations of our management.

Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for fiscal years 2015 and 2014, Mr. Wirth’s annual base salary remained set at $153,000. The Compensation Committee does not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee does consider Mr. Wirth’s substantial Share ownership when setting his base salary. During fiscal years in 2015 and 2014, Mr. Wirth voluntarily reduced his salary to $64,908 and $90,818, respectively, in both cases by reducing the number of hours worked per year due to the economic environment.

For fiscal year 2014 through February 22, 2013, the Compensation Committee set the base salary for Ms. Barnhill, our Vice Chairperson, President and Chief Operating Officer, at $100,000. On February 23, 2013, the Compensation Committee set the base salary for Ms. Barnhill, at $120,000 plus a minimum first year only discretionary bonus of $5,000 in recognition of her additional responsibilities. Ms. Barnhill’s expanded responsibilities include continuation of work to increase hotel operations, including continued emphasis on revenue management, cost control and all areas of marketing, including Internet marketing. Ms. Barnhill’s salary was set at $120,000 for fiscal year 2015. During fiscal year 2015, Ms. Barnhill received a $5,275 bonus which was comprised of $1,875 for the 10% of the General Manager Aggregate Bonus and a $3,400 discretionary bonus was paid during the fiscal year ending January 31, 2015 but was earned during the prior fiscal year.

Appointed as our Chief Financial Officer on March 18, 2013, Mr. Remis receives an annual base salary of $139,000 and was entitled to a discretionary first fiscal year bonus of at least $5,000 pursuant to an employment offer letter. During fiscal year 2014, Mr. Remis was paid $121,625 as salary and bonus as his salary was prorated based on his start date. During fiscal year 2015, Mr. Remis was paid $139,000 salary plus a $8,275 bonus which was comprised of $1,875 for the 10% of the General Manager Aggregate Bonus, $3,400 for the first fiscal year bonus and $3,000 discretionary bonus approved by the Compensation Committee for additional professional services rendered over and beyond his normal scope of duties.

During fiscal years 2015 and 2014, the Compensation Committee kept Mr. Berg’s base salary at $98,000, which was reduced to $81,533 and $58,226, respectively, by reducing the number of hours worked per year due to the economic environment. During fiscal year 2015, Mr. Berg was paid $2,375 bonus which was comprised of $1,875 for the 10% of the General Manager Aggregate Bonus and $500 as a discretionary bonus for successfully negotiating refinances of our properties. In addition during fiscal year 2015, Mr. Berg’s related party Berg Investment Advisors was compensated $10,000 for successfully negotiating refinances of our properties of which $7,000 was paid to Berg Investment Advisors during fiscal year 2015 with the remainder paid during the first fiscal quarter of fiscal year 2016.

During fiscal year 2014, Mr. Berg was paid $10,000 discretionary bonus for successfully negotiating refinances of our properties.

Performance-Based Cash Bonuses

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

In fiscal year 2015, each of our executive officers received an annual cash bonus equal to 10% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general manager aggregate cash bonuses for fiscal year 2015 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter	$4,500
Second Quarter	$5,500
Third Quarter	$4,000
Fourth Quarter	$4,750
Year End	$20,000

Accordingly, each of our executive officers received a cash bonus of $3,875 for fiscal year 2015 but $1,875 was paid during fiscal year 2015. The structure of the bonus plan did not change from fiscal year 2014.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life insurance and a 401(k) plan. We also have a mandatory matching contribution for our 401(k) plan. We do not have a pension plan. Our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as our other employees.

Compensation Changes for Fiscal Year 2016

Effective February 5, 2015, our Board of Trustees adopted, subject to shareholder approval, the InnSuites Hospitality Trust 2015 Equity Incentive Plan (the “2015 Plan”), under which up to 1,600,000 Shares of Beneficial Interest of the Trust are authorized to be issued pursuant to grants of stock options, stock appreciation rights, restricted shares, restricted share units and other awards. The purpose of the 2015 Plan and the awards described below is to promote the interests of the Trust and its shareholders by providing certain employees and members of the Board of Trustees, who are largely responsible for the management and growth of the subsidiary of the Trust, IBC Hotels, LLC, with incentives and rewards to encourage them to continue in the service of the Trust.

On February 5, 2015, pursuant to the 2015 Plan, our Board of Trustees granted to Ms. Barnhill, Vice Chairperson of the Board of Trustees, President and Chief Operating Officer of the Trust and IBC Hotels Founder and President, a four-year option to purchase 1,000,000 Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per share, exercisable to the extent the option vests and GAAP pre-tax profits of IBC Hotels, LLC (“IBC Hotels”) are greater than or equal to the performance objectives described in the stock option agreement. The Compensation Committee believes choose to provide Ms Barnhill 1,000,000 options as she is leading our IBC Hotels efforts and if our stock price significantly exceeds the exercise price, we believe that it will be based on the IBC Hotels success. The option vests one-third each on May 17, 2016, February 5, 2017 and February 5, 2018, subject to the achievement of performance objectives of the GAAP pre-tax profits of IBC Hotels being equal to or in excess of $60,000 for the fiscal year ending January 31, 2016, $200,000 for the fiscal year ending January 31, 2017, and $400,000 for the fiscal year ending January 31, 2018. The options are subject to shareholder approval of the 2015 Plan.

On April 24, 2015, pursuant to the 2015 Plan, our Board of Trustees granted to each of Mr. Wirth, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, Mr. Berg, Executive Vice President and Trustee, and Mr. Remis, Chief Financial Officer of the Trust, a four-year option to purchase of 60,000 Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per share, exercisable to the extent the option vests and GAAP pre-tax profits of IBC Hotels are greater than or equal to the performance objectives described in the stock option agreement. The number of options provided to each of these Officers was based on the combination of their length of InnSuites employment and their direct involvement in IBC Hotels. The options have the same terms as Ms. Barnhill’s option described above and are subject to shareholder approval of the 2015 Plan.

Fiscal Year 2015 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our fiscal years ended January 31, 2015 and 2014:

Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(1)(2)		Total ($)

James F. Wirth,	2015	$64,908	$0	$1,875	$500		$67,283
Chief Executive Officer	2014	$90,818	$0	$400	$500		$91,718

Adam B. Remis,	2015	$139,000	$6,400	$1,875	$500		$147,775
Chief Financial Officer	2014	$117,788	$4,600	$400	$500		$123,288

Marc E. Berg,	2015	$81,533	$500	$1,875	$7,500	(3)	$91,408
Executive Vice President	2014	$58,226	$10,000	$400	$0		$68,626

Pamela J. Barnhill(2),	2015	$121,000	$3,400	$1,875	$11,707		$137,982
Vice Chairperson, President and Chief Operating Officer	2014	$119,208	$4,600	$400	$3,198		$127,406

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) Ms. Barnhill was the account name holder for the Trust’s corporate purchase cards as described in the “Certain Transactions – Guarantees” section below. The corporate purchase cards provide American Express Membership Rewards to Ms. Barnhill. For the fiscal years ended January 31, 2015 and 2014, Ms. Barnhill received 1,120,758 and 269,782 American Express Membership Rewards, respectively, with an estimated value of $11,207 and $ 2,698, respectively, which amounts are included in all other compensation.

(3) Mr. Berg through his Berg Investment Advisors company was compensated $10,000 for additional consultative services rendered by Mr. Mark Berg, the Trust’s Executive Vice President of which $7,000 was paid during fiscal year 2015.

During fiscal years 2015 and 2014, we did not issue any Shares to our executive officers and did not grant any stock options or any other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2015.

Indemnification Agreements

We have entered into indemnification agreements with all of our executive officers and Trustees. The agreements provide for indemnification against all liabilities and expenses reasonably incurred by an officer or Trustee in connection with the defense or disposition of any suit or other proceeding, in which he or she may be involved or with which he or she may be threatened, while in office or thereafter, because of his or her position at the Trust. There is no indemnification for any matter as to which an officer or Trustee is adjudicated to have acted in bad faith, with willful misconduct or reckless disregard of his or her duties, with gross negligence, or not in good faith in the reasonable belief that his or her action was in our best interests. We may advance payments in connection with indemnification under the agreements. The level of indemnification is to the full extent of the net equity based on appraised and/or market value of the Trust.

Potential Payments Upon Change in Control

We do not have employment agreements with our executive officers. Upon a change in control, our 1997 Stock Incentive and Option Plan provides for the acceleration of vesting of restricted Shares. However, if a change in control had occurred on January 31, 2015, none of our executive officers would have received any payment under the Plan upon a change in control because none had any awards outstanding as of that date.

Fiscal Year 2015 Trustee Compensation

The table below shows individual compensation information for our non-employee Trustees for our fiscal year ended January 31, 2015. Compensation information for Messrs. Wirth and Berg and Ms. Barnhill, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Cynthia Ketcherside	$0	$9,486	$9,486
Leslie T. Kutasi	$0	$9,060	$9,060
Larry Pelegrin	$0	$9,060	$9,060
Steven S. Robson	$0	$9,060	$9,060

(1) The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended January 31, 2015 and 2014.

We compensate our non-employee Trustees for their services through grants of restricted Shares. On February 1, 2014, we issued 6,000 restricted Shares (with the aggregate grant date fair value of $9,060 per grant) to each non-employee Trustee as compensation for services rendered during fiscal year 2015, except as set forth below. As compensation for Ms. Ketcherside’s services during our fiscal year 2015, we issued 5,145 restricted Shares on March 24, 2014, the day that Ms. Ketcherside joined our Board of Trustees, with the aggregate grant date fair value of $9,486. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our fiscal year 2015. As of January 31, 2015, Messrs. Kutasi, Pelegrin and Robson and Ms. Ketcherside did not hold any unvested Shares. As compensation for our fiscal year 2016, on February 5, 2015, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $16,080 per grant) to each of Messrs. Kutasi and Robson and Ms. Ketcherside, and 3,000 additional restricted Shares (with the aggregate grant fair value of $8,040 per grant) to Mr. Pelegrin, which Shares will vest in equal monthly amounts during our fiscal year ending on January 31, 2016.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 8,269,343 Shares of Beneficial Interest issued and outstanding as of May 26, 2015. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Greater-than-Five-Percent Beneficial Owners and
Beneficial Ownership of Trustees, and Executive Officers

Trustees and Executive Officers	Shares Beneficially Owned(1)	Percentage of Outstanding Shares
James F. Wirth(2)	5,089,632	61.55%
Pamela J. Barnhill(3)	263,534	3.19%
Marc E. Berg	60,255	*
Cynthia Ketcherside	11,145	*
Leslie T. Kutasi	18,000	*
Larry Pelegrin(4)	100,870	1.17%
Adam B. Remis	-	-
Steven S. Robson	296,723	1.25%
Trustees and Executive Officers as a group (eight persons)	5,840,159	67.51%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 28, 2015. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.

(2)	All Shares are owned jointly by Mr. Wirth and his spouse, except for 1,838,476 Shares that are voted separately by Mr. Wirth and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000, of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 3,407,938 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees. Mr. Wirth’s business address is 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020.

(3)	Includes 24,098 Shares held by minor children.

(4)	Mr. Pelegrin has shared voting power and shared investment power with respect to all of his Shares.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Pelegrin and Robson and Ms. Ketcherside are “independent,” as defined by the NYSE MKT’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth and Ms. Barnhill are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE MKT’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships or arrangements in fiscal year 2015 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the three hotels owned by Mr. Wirth are 2.5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership. In fiscal years 2015 and 2014, InnSuites Hotels received aggregate fees of $278,210 and $194,605, respectively, for management of the three hotels owned by affiliates of Mr. Wirth. The Trust charges management fees to related parties.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels, at no additional charge.

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

During the twelve months ended January 31, 2015, there were 45.5 Class A units of the Albuquerque entity sold, 55.5 Class B units sold and 8.5 Class C units sold at $10,000 per unit. As of January 31, 2015, the Trust held a 50.82% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 1.64% interest, or nine Class C units, and other parties held a 47.54% interest, or 261 Class A units. As of January 31, 2015, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $183,000, to the Trust of approximately $195,000, and to Mr. Wirth and his affiliates of approximately $6,000 per year payable quarterly for calendar year 2015. As of January 31, 2015, Mr. Wirth purchased a total of eight Class C units in the Albuquerque entity at $10,000 per unit. Mr. Wirth was paid $1,298 in discretionary priority returns for the fiscal year ended January 31, 2015 related to these units.

Tucson Hospitality Properties Restructuring Agreement

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

Ontario Hospitality Properties Restructuring Agreement

On February 29, 2012, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Ontario Hospitality Properties, LP (the “Ontario entity”) for $10,000 per unit, which operates the Ontario hotel property, then wholly-owned by the Partnership. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 49% of the outstanding partnership units in the Ontario entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Ontario entity. The Board of Trustees approved this restructuring on February 1, 2012. Under the restructured limited partnership agreement, Rare Earth became a general partner of the Ontario entity along with the Trust and Partnership.

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

Yuma Hospitality Properties Restructuring Agreement

On October 24, 2014, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Yuma Hospitality Properties, Limited Partnership (the “Yuma entity”) for $10,000 per unit, which operates the Yuma hotel property, then wholly-owned by the Trust. Prior to the agreement there were 750 units outstanding and as a result of the agreement, an additional 50 units were created for sale. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 398 units, which represents approximately 49% of the outstanding partnership units in the Yuma entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Yuma entity. The Board of Trustees approved this restructuring on October 24, 2014. Under the restructured limited partnership agreement, Rare Earth became a general partner of the Yuma entity along with the Trust and Partnership.

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

If certain triggering events related to the Yuma entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth will receive a restructuring fee of $350,000, conditioned upon and arising from the sale of the first 150 units in the Yuma entity following the October 24, 2014 restructuring. The Trust has paid out $85,000 of the $350,000 restructuring fee and accrued the remaining $265,000 at January 31, 2015. The $265,000 was paid in March 2016. The Yuma entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Yuma, Arizona property.

During the twelve months ended January 31, 2015, there were 210.10 Class A units of the Yuma entity sold at $10,000 per unit, of which 160.10 were sold from the Trust and the remaining 50 units were newly issued units. As of January 31, 2015, the Trust held a 73.61% ownership interest, or 588.90 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.13% interest, or 1 Class C unit, and other parties held a 26.26% interest, or 210.10 Class A units. As of January 31, 2015, the Yuma entity has discretionary Priority Return payments to unrelated unit holders of approximately $147,000, to the Trust of approximately $412,000, and to Rare Earth of approximately $1,000 per year payable quarterly for calendar years 2015, 2016, 2017, 2018, 2019 and 2020.

Tucson Saint Mary’s Suite Hospitality Restructuring Agreement

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

Financing Arrangements and Guarantees

As of January 31, 2015, the Trust has a revolving bank line of credit agreement, with a credit limit of $600,000. The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor (6.0% as of January 31, 2015), has no financial covenants and matures on June 23, 2015. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. Mr. Wirth is a guarantor on the line of credit. The Trust had drawn funds of $125,000 and $583,000 on this line of credit as of January 31, 2015 and January 31, 2014, respectively. The largest outstanding balance on the line of credit was $600,000 during fiscal year 2015 and fiscal year 2014.

Mr. Wirth has also guaranteed 100% of our Tucson St. Mary’s mortgage note payable of $4,861,936 as of January 31, 2015 (and $5,039,946 as of January 31, 2014). The note is due in variable monthly installments ($29,776 as of January 31, 2015 and January 31, 2014), including interest at prime rate (3.25% per year as of January 31, 2015 and January 31, 2014), through April 28, 2015, plus a balloon payment of $4,812,244 in April 2015. We are actively working with the bank to extend the terms on this mortgage note payable or obtain a short-term extension of terms. Management expects to extend the terms of this mortgage note payable and has been making ongoing monthly payments which have been accepted by the financial institution. The note is secured by our Tucson St. Mary’s property with a carrying value of $7.3 million as of January 31, 2015 (and $7.5 million as of January 31, 2014). The mortgage note payable secured by the Tucson St. Mary’s hotel property contains recourse provisions to the Partnership and Trust as full guarantors.

On January 1, 2012, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum, is interest only quarterly and was set to mature on January 31, 2015. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was amended on July 1, 2014 to extend the maturity date to March 31, 2015 and increase the maximum borrowing capacity from $1,000,000 to $1,400,000 which has now expired pursuant based on its terms. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of March 31, 2015, the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable. The balance fluctuates significantly through the periods.. Related party interest expense for the Demand/Revolving Line of Credit/Promissory Note for the twelve months ended January 31, 2015 and 2014 was $42,912 and $10,360, respectively. Related party interest income for the Note Receivable for the fiscal year ended January 31, 2015 and 2014 was $2,661 and $2,014, respectively.

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2017. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the periods. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense for the Demand/Revolving Line of Credit/Promissory Note for the fiscal year ended January 31, 2015 and 2014 was $659 and $0, respectively.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the Trust’s balance sheet and totaled a payable of $541,710 and $331,390 at January 31, 2015 and 2014, respectively, all of which is considered a current liability.

On July 23, 2013, the Trust entered into a Corporate Card Agreement (“Corporate Purchase Cards”) with American Express Travel Related Services Company, Inc. The Corporate Card Agreement distributed a total of nine purchase cards - one to each of the five respective Hotels, one to the Trust, and one to each of the three respective hotels owned by affiliates of James F. Wirth. The Corporate Purchase Cards, with a total limit of $300,000, includes insignificant annual fees and $0 of interest per annum. Payments are due monthly. The Corporate Card Agreement may be cancelled by either party with 30-days written notice. Ms. Barnhill, the Trust’s President and Vice Chairperson and daughter of Mr. Wirth, initiated the nine purchase cards. As of January 31, 2015 and 2014, the Trust’s portion of the Corporate Purchase Cards balance was approximately $157,000 and $139,000, respectively.

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

On August 22, 2014, the Ontario entity, a subsidiary of the Trust, entered into a $5,700,000 mortgage loan with Arizona Bank & Trust (the “AZB&T Agreement”) to refinance the then existing term debt. The AZB&T Agreement calls for a 10 year maturity date and an interest rate of 4.75% fixed for the first five years and then variable at Wall Street Journal Prime + 1.50% with a 4.75% floor for the remaining 5 years of the term. James and Gail Wirth are joint guarantors. Prepayment fees exist for refinancing this debt with another lender in the first three years. As of January 31, 2015, the mortgage loan balance was approximately $5,580,000, net of a discount of approximately $48,000.

On September 25, 2013, the Trust entered into a revenue sharing agreement with independent Lodging Industry Association (“ILIA”). In 2014, Ms. Barnhill, President and Vice Chairperson of the Trust, became President of ILIA. The revenue sharing agreement states that of the 10% IBC fees collected from ILIA hotels, 3% will be remitted back to ILIA from February, 2015 through June, 2015, 2% will be remitted back to ILIA from July, 2015 through December, 2015, and 1% will be remitted back to ILIA from January, 2016 through June, 2016. As of January 31, 2015 and January 31, 2014, no fees have been remitted or accrued related to the ILIA revenue sharing agreement.

Other Related Party Transactions

As of January 31, 2015, the Trust paid Berg Investment Advisors $12,900 for additional consultative services rendered by Mr. Mark Berg, the Trust’s Executive Vice President.

Compensation Information

For information regarding compensation of our executive officers, see Item 11 of this Amendment.

Review, Approval or Ratification of Transactions with Related Parties

On December 10, 2013, the Board of Trustees adopted a Related Party Transactions Policy, which established procedures for reviewing transactions between us and our Trustees and executive officers, their immediate family members, entities with which they have a position or relationship, and persons known to us to be the beneficial owner of more than 5% of our Shares of Beneficial Interest. These procedures help us evaluate whether any related person transaction could impair the independence of a Trustee or presents a conflict of interest on the part of a Trustee or executive officer. First, the related party transaction is presented to our executive management, including our Chief Financial Officer. Our Chief Financial Officer then discusses the transaction with our outside counsel, as needed. Lastly, the Audit Committee and the members of the Board of Trustees who do not have an interest in the transaction review the transaction and, if they approve, pass a resolution authorizing the transaction. In determining whether to approve a Related Party Transaction, the Audit Committee and the members of the Board of Trustees consider whether the terms of the related party transaction are fair to the Trust on the same basis as would apply if the transaction did not involve a related party; whether there are business reasons for the Trust to enter into the related party transaction; whether the related party transaction would impair the independence of the outside Trustee and whether the related party transaction would present an improper conflict of interest for any Trustee or executive officer of the Trust, taking into account the size of the transaction, the overall financial position of the trustee, executive officer or related party, the direct or indirect nature of the Trustee’s, executive officer’s or other related party interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee and members of the Board of Trustees deem relevant. Our Related Party Transactions Policy is available in the Corporate Governance portion of our website at www.innsuitestrust.com.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our consolidated financial statements as of and for the fiscal years ended January 31, 2015 and 2014 were audited by Semple, Marchal & Cooper, LLP.

Audit Fees

For the fiscal year ended January 31, 2015, we expect to pay Semple, Marchal & Cooper, LLP up to $80,000 for professional services rendered for the audit of our annual financial statements and up to $12,500 for the review of our interim financial statements in our Forms 10-Q for fiscal year ended January 31, 2015.

The aggregate fees billed and paid for services rendered by Semple, Marchal & Cooper, LLP for the audit of our fiscal year ended January 31, 2014, the review of our interim financial statements in our Forms 10-Q and services provided in connection with regulatory filings was $148,000.

Audit-Related Fees

No audit-related services were rendered by Semple, Marchal & Cooper, LLP for our fiscal year ended January 31, 2015. We paid $42,733 to Semple, Marchal & Cooper, LLP for professional services rendered for the audit of the financial statements of Fort Worth / Dallas Suite Hospitality Partnership, dba Hotel Trinity (“Hotel Trinity”), for the period ended January 31, 2014, as the Trust planned to purchase 51% partnership interest in Hotel Trinity.

Tax Fees

Semple, Marchal & Cooper, LLP did not provide any tax compliance, tax advice or tax planning services to us during the fiscal years ended January 31, 2015 and 2014.

All Other Fees

Semple, Marchal & Cooper, LLP did not render any other services to us, and billed no other fees, during the fiscal years ended January 31, 2015 and 2014.

Our Audit Committee has considered and determined that the provision of these services is compatible with Semple, Marchal & Cooper, LLP maintaining their independence from us.

Policy on Pre-Approval of Audit and Permitted Non-Audit Services

The Audit Committee pre-approves all fees for services performed by our independent auditors, currently Semple, Marchal & Cooper, LLP. Unless a type of service our independent auditors provided received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Since May 6, 2003, the effective date of the SEC’s rules requiring Audit Committee pre-approval of audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors were approved in accordance with these policies and procedures.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 28, 2015	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 28, 2015	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

10.4	Line of Credit Agreement, dated August 1, 2010, by and between RRF Limited Partnership and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.5	Revolving Bank Line of Credit Promissory Note, dated November 23, 2010, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

10.6	Revolving Bank Line of Credit Business Loan Agreement, dated November 23, 2010, by and among InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

10.7	Change in Terms Agreement for Bank Line of Credit, dated May 12, 2011, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011, filed with the Securities and Exchange Commission on June 3, 2011).

10.8	Change in Terms Agreement for Bank Line of Credit, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on May 30, 2012).

10.9	Change in Terms Agreement for Bank Line of Credit, dated June 22, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 25, 2012).

10.10	Addendum, dated August 27, 2012, to Business Loan Agreement, dated November 23, 2010, by and among InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012).

10.11	Change in Terms Agreement for Bank Line of Credit, dated September 14, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.12	Change in Terms Agreement for Bank Line of Credit, dated June 11, 2013, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and Republic Bank AZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, filed with the Securities and Exchange Commission on September 11, 2013).

10.13	Business Loan Agreement, dated as of August 24, 2012, by and among Yuma Hospitality Properties Limited Partnership, as Borrower, and 1st Bank Yuma, as Lender, guaranteed by InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.14	Business Loan and Security Agreement, dated November 25, 2013, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and American Express Bank FSB, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with the Securities and Exchange Commission on December 6, 2013).
10.15	Promissory Note, dated as of August 24, 2012, issued by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of 1st Bank Yuma, as Lender, executed by Yuma Hospitality Properties Limited Partnership and InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.16	Business Loan and Security Agreement dated September 24, 2013, by and between Ontario Hospitality Properties, LP, as Borrower and American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with the Securities and Exchange Commission on December 6, 2013).

10.17	Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.18	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.19	Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014, filed with the Securities and Exchange Commission on April 28, 2014).

10.20	Tucson Hospitality Properties LP updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.21	Amended and Restated Limited Partnership Agreement of Ontario Hospitality Properties, dated January 31, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Ontario Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual report on Form 10-K for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

10.22	Partnership Interest Purchase Agreement, dated March 24, 2014, by and between InnSuites Hospitality Trust and Suite Hotels, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.23*	Employment Offer Letter from InnSuites Hospitality Trust to Adam B. Remis, dated March 3, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013).

10.24	Business Loan and Security Agreement, dated May 21, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 30, 2014).

10.25	Change in Terms Agreement, dated June 23, 2014, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrower, in favor of Republic Bank AZ, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2014).

10.26	Addendum, dated July 1, 2014, to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, filed with the Securities and Exchange Commission on September 9, 2014).

10.27	Business Loan and Security Agreement, dated July 24, 2014, executed by Tucson Saint Mary’s Suite Hospitality LLC, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014).

10.28	Business Loan and Security Agreement, dated August 19, 2014, executed by Ontario Hospitality Properties LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.29	Business Loan Agreement, dated August 22, 2014, by and among Ontario Hospitality Properties LLLP, as Borrower, and Arizona Bank & Trust, as Lender, guaranteed by a first position lien against the Ontario property and all general business assets of Ontario (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.30	Business Loan and Security Agreement dated September 16, 2014, executed by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2014).

10.31	Purchase and Sale Agreement, dated October 15, 2014, between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.32	Business Loan and Security Agreement, dated October 24, 2014, executed by Albuquerque Suite Hospitality, L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2014).

10.33	Addendum, dated October 27, 2014, to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2014).

10.34	Deed of Trust, dated November 18, 2014, among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.35	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties LLLP, as Borrower, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.36	Yuma Hospitality Properties LLLP Restructuring Agreement, dated October 24, 2014, among, Rare Earth Financial, LLC, InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014).

10.37	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Buyer, and Guy C. Hayden III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.38*	InnSuites Hospitality Trust 2015 Equity Incentive Plan, adopted by the Board of Trustees on February 5, 2015, subject to shareholder approval (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2015).

10.39*	Nonqualified Stock Option Agreement, dated as of February 5, 2015, between InnSuites Hospitality Trust and Pamela Barnhill. +

10.40	Change in Terms Agreement and Acknowledgement by Guarantor, dated February 26, 2015, executed by the Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015).

10.41	Demand/Revolving Line of Credit/Promissory Note Agreement, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC, dated December 31, 2014. +

10.42*	Nonqualified Stock Option Form Agreement, between InnSuites Hospitality Trust and Stock Option recipient. +

10.43	Tucson Saint Mary’s Suite Hospitality LLC Restructuring Agreement, dated April 24, 2015, by and among RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Saint Mary’s Suite Hospitality LLC and Rare Earth Financial, LLC. +

10.44	Suite Hotels, LLC and InnSuites Hospitality Trust Termination Agreement, dated April 24, 2015, by and between InnSuites Hospitality Trust and Suite Hotels. +

21	Subsidiaries of the Registrant. +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits +

101.INS	XBRL Instance Document +

101.SCH	XBRL Schema Document +

101.CAL	XBRL Calculation Linkbase Document +

101.LAB	XBRL Labels Linkbase Document +

101.PRE	XBRL Presentation Linkbase Document +

101.DEF	XBRL Definition Linkbase Document +

*	Management contract or compensatory plan or arrangement.
+	Filed with the Original Form 10-K.

