Form 10-Q
period 2015-04-30
INNSUITES HOSPITALITY TRUST
filed 2015-06-12
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 9, 2015: 8,279,128

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2015	JANUARY 31, 2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$326,459	$507,686
Accounts Receivable, including $61,661 and $79,366 from related parties and net of Allowance for Doubtful Accounts of $49,866 and $39,045, as of April 30, 2015 and January 31, 2015, respectively	274,934	472,350
Advances to Affiliates - Related Party	-	1,236
Prepaid Expenses and Other Current Assets	166,209	151,999
Total Current Assets	767,602	1,133,271
Hotel Properties, net	25,764,920	25,818,446
Property, Plant and Equipment, net	152,311	76,092
TOTAL ASSETS	$26,684,833	$27,027,809

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,236,285	$2,646,840
Current Portion of Mortgage Notes Payable, net of Discount of $8,012 as of April 30, 2015 and January 31, 2015, respectively	5,280,485	5,325,583
Current Portion of Notes Payable to Banks, net of Discount of $25,571 and $63,474 as of April 30, 2015 and January 31, 2015, respectively	400,821	1,226,626
Line of Credit - Related Party	858,494	541,710
Current Portion of Other Notes Payable	475,857	469,842
Total Current Liabilities	9,251,942	10,210,601
Mortgage Notes Payable, net of discount of $64,911 and $66,915 as of April 30, 2015 and January 31, 2015, respectively	13,670,650	13,796,153
Other Notes Payable	31,231	55,828

TOTAL LIABILITIES	22,953,823	24,062,582

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,866,846 and 16,845,846 shares issued and 8,271,692 and 8,265,102 shares outstanding at April 30, 2015 and January 31, 2015, respectively	14,673,108	13,812,470
Treasury Stock, 8,595,154 and 8,580,744 shares held at April 30, 2015 and January 31, 2015, respectively	(12,231,989)	(12,193,491)
TOTAL TRUST SHAREHOLDERS’ EQUITY	2,441,119	1,618,979
NON-CONTROLLING INTEREST	1,289,891	1,346,248
TOTAL EQUITY	3,731,010	2,965,227
TOTAL LIABILITIES AND EQUITY	$26,684,833	$27,027,809

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$4,375,776	$4,190,503
Food and Beverage	413,127	393,673
Management and Trademark Fees	85,993	82,099
Other	161,315	59,795
TOTAL REVENUE	5,036,211	4,726,070

OPERATING EXPENSES
Room	1,167,627	1,057,631
Food and Beverage	301,995	266,413
Telecommunications	7,461	7,787
General and Administrative	928,510	947,063
Sales and Marketing	345,406	301,236
Repairs and Maintenance	345,251	362,338
Hospitality	259,790	277,343
Utilities	318,101	303,652
Hotel Property Depreciation	456,269	444,041
Real Estate and Personal Property Taxes, Insurance and Ground Rent	182,274	245,608
Other	9,476	15,348
TOTAL OPERATING EXPENSES	4,322,160	4,228,460
OPERATING INCOME	714,051	497,610
Interest Income	4	1,544
Interest Income on Note Receivable - Related Party	-	812
TOTAL OTHER INCOME	4	2,356
Interest on Mortgage Notes Payable	200,173	173,630
Interest on Notes Payable to Banks	61,575	8,452
Interest on Other Notes Payable	2,088	2,896
Interest on Line of Credit - Related Party	1,494	211
TOTAL INTEREST EXPENSE	265,330	185,189
CONSOLIDATED NET INCOME BEFORE INCOME TAX PROVISION	448,725	314,777
Income Tax Provision	(41,570)	(30,740)
CONSOLIDATED NET INCOME	$407,155	$284,037
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$200,623	$223,362
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$206,532	$60,675
NET INCOME PER SHARE – BASIC AND DILUTED	$0.02	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,283,642	8,379,463

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2015

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
					Shareholders’	Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2015	8,265,102	$13,812,470	8,580,744	$(12,193,491)	$1,618,979	1,346,248	$2,965,227
Net Income	-	206,532	-	-	206,532	200,623	407,155
Purchase of Treasury Stock	(14,410)	-	14,410	(38,498)	(38,498)	-	(38,498)
Shares of Beneficial Interest Issued for Services Rendered	21,000	16,320	-	-	16,320	-	16,320
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	621,254	621,254
Distribution to Non-Controlling Interests	-	-	-	-	-	(237,944)	(237,944)
Reallocation of Non-Controlling Interests and Other	-	637,786	-	-	637,786	(640,290)	(2,504)
Balance, April 30, 2015	8,271,692	$14,673,108	8,595,154	$(12,231,989)	$2,441,119	$1,289,891	$3,731,010

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$407,155	$284,037
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation	16,320	9,167
Provision of (Recovery of) Uncollectible Receivables	10,821	(5,295)
Hotel Property Depreciation	456,269	444,041
Amortization of Debt Discounts and Deferred Financing Fees	39,907	13,690
Changes in Assets and Liabilities:
Accounts Receivable	186,595	100,281
Prepaid Expenses and Other Assets	(14,210)	205,674
Accounts Payable and Accrued Expenses	(410,555)	(184,950)
NET CASH PROVIDED BY OPERATING ACTIVITIES	692,302	866,645

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(478,963)	(538,124)
Change in Restricted Cash	-	70,910
Collections on Advances to Affiliates - Related Party	1,236	-
NET CASH USED IN INVESTING ACTIVITIES	(477,727)	(467,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(175,107)	(371,575)
Borrowings on Mortgage Notes Payable	-	-
Payments on Notes Payable to Banks	(1,791,444)	(385,844)
Borrowings on Notes Payable to Banks	927,736	222,123
Payments on Line of Credit - Related Party	(932,287)	(584,640)
Borrowings on Line of Credit - Related Party	1,249,071	266,504
Lendings on Note Receivable - Related Party	-	(308,711)
Collections on Note Receivable - Related Party	-	149,000
Payments on Other Notes Payable	(18,582)	(29,646)
Borrowings on Other Notes Payable	-	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	621,254	1,287,373
Fees Paid For Financing Activities	-	(294,437)
Distributions to Non-Controlling Interest Holders	(237,944)	(149,106)
Repurchase of Treasury Stock	(38,498)	(61,258)
NET CASH USED IN FINANCING ACTIVITIES	(395,801)	(260,217)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(181,226)	139,214
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	507,686	395,903
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$326,460	$535,117

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015 AND JANUARY 31, 2015

AND FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND 2014

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2015, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly in and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider one of our Tucson, Arizona hotels and our hotel located in Albuquerque, New Mexico, to be moderate or limited service establishments. All of our other properties are full service hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of April 30, 2015 and January 31, 2015. The Trust’s weighted average ownership for the three month period ended April 30, 2015 and 2014 was 72.11% and 72.04%, respectively. As of April 30, 2015, the Partnership owned 100% of one InnSuites® hotel located in Tucson, Arizona, owned a 51.01% interest in another InnSuites® hotel located in Tucson, Arizona, and a 51.65% interest in an InnSuites® hotel located in Ontario, California. As of April 30, 2015, the Trust owned a direct 65.94% interest in a Yuma, Arizona hotel property, and a direct 50.73% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels, our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (“IBC Hotels” or “IBC Developments”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 6,300 unrelated hotel properties and provides revenue generating services and cost savings solutions to independent boutique hotels subscribing to the IBC system. During the fiscal year ended January 31, 2014 IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (“ILIA”).

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On April 30, 2015 and January 31, 2015, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units, respectively. Additionally, as of both April 30, 2015 and January 31, 2015, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on April 30, 2015, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of April 30, 2015 and January 31, 2015, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is hotel operations for the one hotel property it owns and quarterly distributions from the Tucson, Arizona and Ontario, California properties. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. As of April 30, 2015, the Trust had $99,902 drawn on our $600,000 line of credit. Our credit line matures on June 23, 2015 and we are currently in discussions with the bank and anticipate a renewal of at least an additional year on this line of credit. As of June 1, 2015, the outstanding balance drawn on the line of credit was $528,000.

As of April 30, 2015, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of $107,000. The Demand/Revolving Line of Credit/Promissory Note has interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. As of June 8, 2015, the outstanding net balance payable on the Demand/Revolving Line of Credit/Promissory Note was $777,494.

With the expected continued availability of the $600,000 bank line of credit, which management expects to timely renew, the availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the refinance or extension of one of our mortgage note payables that is due on July 28, 2015, which management expects to occur, management believes that it will have enough cash on hand and financing available to meet all of our obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information related to the Trust’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Trust’s annual consolidated financial statements for the year ended January 31, 2015, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Trust’s Form 10-K for the year ended January 31, 2015.

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

It is too early to determine what the seasonality of the IBC business segment is. The Trust does not anticipate much seasonality due to the diversification of the location of the IBC Hotels.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the Liquidation Basis of Accounting. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU 2014-15 require additional disclosure of information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, but does not expect there to be a material impact at this time.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, but does not expect there to be a material impact at this time.

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

In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

REVENUE RECOGNITION

Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” summarizes the SEC’s views in applying GAAP to revenue recognition in financial statements. SAB No. 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Further, SAB No. 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies as described below are in compliance with SAB No. 104.

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

Based on our policy, we believe our revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and the collectability of our revenues are reasonably assured.

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

At the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,684,069 and 3,693,972, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three month period ended April 30, 2015 and 2014. Therefore no reconciliation of basic and diluted income per share is presented.

SEGMENT REPORTING

During the fourth quarter of fiscal year 2015, the Trust determined that its operations are comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico, and the IBC Developments segment serving 6,300 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States, and the southern Arizona market. Consistent with the change in reportable segments, the Trust revised its prior period financial information for the new segment structure. Historical financial information presented in this Form 10-Q reflects this change. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Developments in that segment. Included in these costs are sales, marketing and technology development costs.

IBC Hotels was formed during the fiscal year ended January 31, 2014. Operating results became significant during the fiscal year ended January 31, 2015. IBC Hotels charges a 10% booking fee which, we believe, increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers, but can provide no assurance that we will be successful.

The Chief Operating Decision Maker (“CODM”), the Trust’s CEO, Mr. Wirth, does not see any value in allocating costs for items not directly attributable to the IBC Developments segment for several reasons. The first is that the Trust’s base business is the Hotel Operations & Corporate Overhead segment, and the majority of the expenses of the Trust would continue even if the Trust was not in the reservation business. If the Trust were to allocate general expenses to the reservation business based on some allocation method (e.g. on sales), it would not improve the value of segment reporting, it would only serve to make the results of the Hotel Operations & Corporate Overhead segment look better and give investors a false sense of the profitability of the Hotel Operations & Corporate Overhead segment without the IBC Developments segment. The CODM wants to understand the true investment in the reservation business and that result is delivered by allocating only costs directly associated with the IBC Developments segment. By retaining the remainder of costs not associated with the IBC Developments segment in the Hotel Operations & Corporate Overhead segment, the Trust is able to compare the Hotel Operations & Corporate Overhead segment to historical figures where the bulk of the business was only that segment of operations to gauge relative efficiency of the Hotel Operations & Corporate Overhead segment as compared to historical norms.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region therefore, no income statement or balance sheet information by geographical region is provided.

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the three months ended April 30, 2015, the Trust recognized expenses of $16,320 related to stock-based compensation. The Trust issued 21,000 restricted shares with a total market value of $57,120 in the first fiscal quarter of fiscal year 2016 as compensation to its four outside Trustees for fiscal year 2016. On a monthly basis during fiscal year 2016, each outside Trustee vests approximately 500 shares.

The following table summarizes restricted share activity during the three months ended April 30, 2015:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2015	-	-
Granted	21,000	$2.72
Vested	(6,000)	$2.72
Forfeited	-	-
Balance of unvested awards at April 30, 2015	15,000	$2.72

STOCK OPTIONS

Effective February 5, 2015, the Board of Trustees of the Trust adopted the 2015 Equity Incentive Plan (“2015 Plan”), subject to shareholders approval, under which up to 1,600,000 Shares of Beneficial Interest of the Trust are authorized to be issued pursuant to grant of stock options, stock appreciation rights, restricted shares, restricted share units or other awards. The purpose of the 2015 Plan and the awards described below is to promote the interests of the Trust and its shareholders by providing certain employees and members of the Board of Trustees, who are largely responsible for the management and growth of the subsidiary of the Trust, IBC Hotels, LLC, with incentives and rewards to encourage them to continue in the service of the Trust.

The Board of Trustees of the Trust approved a Nonqualified Stock Option Agreement (“2015 Plan Agreement”) to be used for all stock option awards. The 2015 Plan Agreement provides the grantee a four-year option to purchase a set number of Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per share, exercisable to the extent the stock options vest and GAAP pre-tax profits of IBC Hotels, LLC are greater than or equal to performance objectives described in the 2015 Plan agreement. For purposes of the 2015 Plan Agreement, a “Tranche” is the number of Shares for which the Stock Option has vested on a particular vesting date. The 2015 Plan Agreement has the following vesting schedule:

Tranche	Shares for which the Stock Option is Vested	Vesting Date
A	1/3	5/17/2016
B	1/3	2nd anniversary of the Date of Grant
C	1/3	3rd anniversary of the Date of Grant

Stock options will become immediately vested in full if, prior to a vesting date (i) the grantee ceases to be employed by the Trust or its subsidiaries by reason of death or disability or (ii) a change of control occurs while the grantee is employed by the Trust or any of its subsidiaries. Vested tranches become exercisable as set forth below to the extent that the GAAP pre-tax profit of IBC Hotels LLC is greater than or equal to the performance objective for the applicable performance period as described below.

Performance Period	Performance Objective	Exercisable
(Fiscal Year Ending)	(GAAP pre-tax profit of IBC Hotels LLC)	Tranche(s)
1/31/2016	$60,000	A
1/31/2017	$200,000	A and B
1/31/2018	$400,000	A, B, and C

On February 5, 2015, the Board of Trustees of the Trust granted to Pamela Barnhill, President, Vice Chairperson of the Board of Trustees and Chief Operating Officer of the Trust and IBC Hotels Founder and President, pursuant to the 2015 Plan and 2015 Plan Agreement, an option to purchase of 1,000,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, Marc Berg, Executive Vice President and Trustee and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Plan and 2015 Plan Agreement, each an option for the purchase of 60,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust also granted to each of our Trustees who are expected to continue to serve on the Board of Trustees through the vesting period, each an option to purchase of 10,000 Shares of Beneficial Interest of the Trust as well as to key operational staff options for the purchase Shares of Beneficial Interest. The number of options granted to each key operational staff was based on InnSuites employment history and their direct IBC Hotels involvement. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016. The options are subject to shareholder approval. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory.

4. RELATED PARTY TRANSACTIONS

On January 1, 2012, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth Financial, LLC (“Rare Earth”), depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum, is interest only quarterly and was set to mature on January 31, 2015. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was amended on July 1, 2014 to extend the maturity date to March 31, 2015, and increase the maximum borrowing capacity from $1,000,000 to $1,400,000. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of April 30, 2015 the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable.

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

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a payable of $858,494 and $541,710 at April 30, 2015 and January 31, 2015, respectively.

As of April 30, 2015 and January 31, 2015, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.80% of the total outstanding Partnership units. As of April 30, 2015 and January 31, 2015, Mr. Wirth and his affiliates held 6,077,374 and 6,053,276, respectively, Shares of Beneficial Interest in the Trust, which represented 73.47% and 73.2%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

See “Related Party Transactions” footnote in our Form 10-K Annual Report filed on April 30, 2015 with the Securities Exchange Commission and our Note 6 – “Sale of Ownership Interests in Subsidiaries” and Note 10 – “Subsequent Events” for additional information on related party transactions.

5. NOTES PAYABLE

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of April 30, 2015, the business loan balance was approximately $63,000.

On July 24, 2014, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a $451,560 business loan, including $25,560 of loan fees, with American Express Bank, FSB (the “St. Mary’s Merchant Agreement”) with a maturity date of July 24, 2015. The St. Mary’s Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 17% of the St. Mary’s American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of April 30, 2015, the business loan balance was approximately $55,000.

On August 19, 2014, Ontario Hospitality Properties, LP (“Ontario entity”), a subsidiary of the Trust, entered into a $477,000 business loan, including $27,000 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 19, 2015. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 27% of the Ontario American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of April 30, 2015, the business loan has been paid in full.

On September 16, 2014, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $415,520 business loan, including $23,250 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of September 16, 2015. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of April 30, 2015, the business loan balance was approximately $33,000.

On October 24, 2014, Albuquerque Suite Hospitality, LLC, a subsidiary of the Trust, entered into a $318,000 business loan, including $18,000 of loan fees, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with a maturity date of October 24, 2015. The Albuquerque Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of April 30, 2015, the business loan balance was approximately $175,000.

The Trust has a revolving bank line of credit agreement, with a credit limit of $600,000. The line of credit bears interest at the prime rate plus 1.00% per annum with a 6.0% rate floor, has no financial covenants and was renewed on June 23, 2014 for one additional year and matures on June 23, 2015, which Management expects will be extended. On April 30, 2015, the interest rate on the bank line of credit was 6.0%. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. Mr. Wirth is a guarantor on the line of credit. The Trust had drawn funds of $99,902 on this line of credit as of April 30, 2015, which is included in the accompanying condensed consolidated balance sheet under Notes Payable to Banks.

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests for their Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (“Ontario entity”), Yuma Hospitality Properties, Limited Partnership (the “Yuma” entity) which is described in detail in the Form 10-K Annual Report filed with the Securities Exchange Commission on April 30, 2015. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in each entity and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

During the three months ended April 30, 2015, there was one Class A units of the Albuquerque entity sold, no Class B units sold and no Class C units sold at $10,000 per unit. As of April 30, 2015, the Trust held a 50.73% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other third parties held a 49.09% interest, or 270 Class A units. As of April 30, 2015, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $189,000, to the Trust of approximately $195,000, and to Mr. Wirth and his affiliates of approximately $1,000 per year payable quarterly for calendar year 2016.

During the three months ended April 30, 2015, there were no Class A, B or C units sold of the Tucson entity. As of April 30, 2015 and January 31, 2015, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.39% interest, or 11 Class C units, and other parties held a 47.60% interest, or 377 Class A units. As of April 30, 2015, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $264,000 to the Partnership of approximately $283,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar year 2016.

During the three months ended April 30, 2015, there was one Class A units of the Ontario entity sold, no Class B units sold and no Class C units sold at $10,000 per unit. As of April 30, 2015, the Partnership held a 51.65% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.63% interest through Rare Earth, or 35 Class C units, and other parties held a 44.72% interest, or 431.25 Class A units. As of January 31, 2015, and after the recognition of upward adjustments to certain of the unit holders, as specified by the March 24, 2014 restructuring agreement, the Partnership held a 51.71% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.64% interest through Rare Earth, or 35 Class C units, and other parties held a 44.65% interest, or 430 Class A units. As of April 30, 2015 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $302,000, to the Partnership of approximately $349,000 and to Rare Earth of approximately $25,000 per year payable quarterly for calendar years 2016 and 2017.

During the three months ended April 30, 2015, there were 49.40 Class A units sold and 12 Class C units sold of the Yuma entity sold at $10,000 per unit, all of which were sold from the Trust. As of April 30, 2015, the Trust held a 65.94% ownership interest, or 527.50 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 1.63% interest, or 13 Class C units, and other parties held a 32.44% interest, or 259.50 Class A units. As of January 31, 2015, the Trust held a 73.61% ownership interest, or 588.90 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.13% interest, or 1 Class C unit, and other parties held a 26.26% interest, or 210.10 Class A units. As of April 30, 2015, the Yuma entity has discretionary Priority Return payments to unrelated unit holders of approximately $182,000, to the Trust of approximately $370,000 and to Rare Earth of approximately $9,000 per year payable quarterly for calendar years 2016, 2017, 2018, 2019 and 2020.

On April 24, 2015, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Saint Mary’s Suite Hospitality, LLC for $10,000 per unit, which operates one of the Tucson, Arizona hotel properties, then wholly-owned by the Partnership. Under the agreement, the Partnership agreed to either purchase or bring in other investors to purchase up to 350 units, which represents approximately 50.07% of the outstanding partnership units in the Tucson, Arizona entity, on a post-transaction basis, and the parties agreed to restructure the limited liability agreement of the Tucson, Arizona entity. The Board of Trustees approved this restructuring on April 24, 2015. Under the restructured limited liability agreement, the Partnership was confirmed as the Administrative Member of the Tucson Saint Mary’s Arizona entity but Rare Earth could be elected in the future as Administrative Member without consent of the Partnership. All Membership Interests will be entitled to receive priority distributions annually of $700 per $10,000 Interest from May 15, 2015 through April 20, 2020. Priority distributions will be paid first to Class A interests, second to Class B interests, third to class C interests and will be cumulative. After April 30, 2020, all membership interests will be entitled to annual distributions of $700 per $10,000 Interest, which will be cumulative. The holders of Class A units may convert all of part of their investment at any time up to January 31, 2018 into 2,857 Shares of Beneficial Interest for each $10,000 interest subject to shareholder approval and other required approvals (“conversion feature”). Thereafter each $10,000 interest is convertible into 2,500 Shares of Beneficial Interest of the Trust. On May 30, 2015, the restructuring agreement was amended to clarify the requirement that the shareholders must approve the conversion feature which is not perfunctory. No units were sold during the three months ended April 30, 2015.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $249,229 and $185,189 in cash for interest for the three months ended April 30, 2015 and 2014, respectively.

8. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground lease for the three months ended April 30, 2015 and 2014 was $27,531 and $38,990, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expires in 2017. The Trust recorded $5,263 and $9,911 of general and administrative expense related to the lease during the three months ended April 30, 2015 and 2014, respectively. The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2016	$107,520
FY 2017	144,335
FY 2018	127,725
FY 2019	113,508
FY 2020	113,508
FY 2021	113,508
Thereafter	5,700,329
Total	$6,420,433

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of April 30, 2015 and January 31, 2015.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $83,000 and $88,000 for the three months ended April 30, 2015 and 2014, respectively.

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

9. SEGMENT REPORTING

In the fourth quarter of fiscal year 2015, the Trust determined that its reportable segments are the Hotel Operations & Corporate Overhead and IBC Developments segments. Reportable segments are determined based on discrete financial information reviewed by the Trust’s CODM. The Trust organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. Consistent with the change in reportable segments, the Trust revised its prior period financial information for the new segment structure. Historical financial information presented in this Form 10-Q reflects this change.

Information relative to the Trust’s reportable segments, for which there is no intersegment revenues, is as follows:

STATEMENT OF OPERATIONS	THREE MONTHS ENDED APRIL 30, 2015
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$4,922,014	$114,197	$5,036,211
Income From Operations	700,008	14,043	714,051

STATEMENT OF OPERATIONS	THREE MONTHS ENDED APRIL 30, 2014
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$4,716,394	$9,676	$4,726,070
Income (Loss) From Operations	515,015	(17,405)	497,610

10. SUBSEQUENT EVENTS

On May 28, 2015, the Trust through one of its subsidiaries, Tucson Saint Mary’s entity, obtained a loan extension on its first trustee mortgage to July 28, 2015. All other terms of the agreement remain the same. Management anticipates refinancing this note on or about July 28, 2015, but can provide no assurance that it will be successful in doing so.

On April 24, 2015, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Saint Mary’s entity, which operates one of the Tucson, Arizona hotel properties, then wholly-owned by the Partnership which was filed as Exhibit 10.43 of the Registrant’s Annual Report Form 10-K filed April 30, 2015. On May 30, 2015, the restructuring agreement was amended to clarify the requirement that the Trust’s shareholders must approve the conversion rights.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2015.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets. There have been no material changes to our critical accounting policies since January 31, 2015.

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly-owned subsidiary of the Trust. As of April 30, 2015, IBC Hotels provided services to approximately 6,300 hotels. During the fiscal year ending January 31, 2014, IBC Hotels formed a marketing alliance with ILIA.

We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers. We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the next couple of fiscal years. For each reservation, IBC Hotels receives a 10% transactional fee plus reimbursement of our credit card processing fees associated with the reservation. We cannot provide any assurance that our plans will be successful or in line with our expectations.

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

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,230,778	$-	$6,900,000
Ontario	5,696,707	5,534,851	14,900,000
Tucson Oracle	6,450,357	3,419,585	11,200,000
Tucson St. Mary's	7,354,093	4,811,569	10,900,000
Yuma	5,032,985	5,185,130	12,500,000
	$25,764,920	$18,951,135	$56,400,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE MKT

The history of our compliance with the continued listing standards of the NYSE MKT is described in our Form 10-K Annual Report filed on April 30, 2015 under “Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations”.

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

A reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the three months ended April 30, 2015 and 2014 follows:

	Three Months Ended April 30,
	2015	2014
Net income attributable to controlling interests	$206,532	$60,675
Add back:
Depreciation	456,269	444,041
Interest expense	265,330	185,189
Non-controlling interest	200,623	223,362
Taxes	41,570	30,740
Less:
Interest income	(4)	(2,356)
ADJUSTED EBITDA	$1,170,320	$941,651

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

A reconciliation of FFO to net income attributable to controlling interests for the three months ended April 30, 2015 and 2014 follows:

	Three Months Ended April 30,
	2015	2014
Net income attributable to controlling interest	$206,532	$60,675
Add back:
Depreciation	456,269	444,041
Non-controlling interest	200,623	223,362
FFO	$863,424	$728,078

RESULTS OF OPERATIONS

 Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the first three months of fiscal year 2016, occupancy decreased 0.86% to 73.18% from 74.04% in the first three months of the prior fiscal year. ADR increased by $4.27, or 5.66%, to $79.70 during the first three months of fiscal year 2016 from $75.43 in the first three months of fiscal year 2015. The decreased occupancy and the increased ADR resulted in an increase in REVPAR of $2.47, or 4.43%, to $58.32 in the first three months of fiscal year 2016 from $55.85 in the first three months of fiscal year 2015. Due to slowly improving economic and travel industry conditions, we were able to increase our rates to offset slightly reduced occupancy rates.

The following table shows certain historical financial and other information for the periods indicated:

	For the Three Months Ended
	April 30,
	2015	2014
Occupancy	73.18%	74.04%
Average Daily Rate (ADR)	$79.70	$75.43
Revenue Per Available Room (REVPAR)	$58.32	$55.85

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2015 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2014

A summary of total Trust operating results for the three months ended April 30, 2015 and 2014 is as follows:

	2015	2014	Change	% Change
Total Revenues	$5,036,211	$4,726,070	$310,141	6.6%
Operating Expenses	(4,322,160)	(4,228,460)	93,700	2.2%
Operating Income	714,051	497,610	216,441	43.5%
Interest Income	4	2,356	(2,352)	-99.8%
Interest Expense	(265,330)	(185,189)	80,141	43.3%
Income Tax Provision	(41,570)	(30,740)	10,830	35.2%
Consolidated Net Income	$407,155	$284,037	$123,118	43.3%

Our overall results in fiscal year 2016 were positively affected by a slight increase in revenues which included our growing IBC Hotels division.

	2015	2014
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue	$4,922,014	$4,716,394	$205,620	4.4%
Operating Expenses	(4,222,006)	(4,201,379)	20,627	0.5%
Operating Income	700,008	515,015	184,993	35.9%
Interest Income	4	2,356	(2,352)	-99.8%
Interest Expense	(265,330)	(185,189)	(80,141)	-43.3%
Income Tax Expense	(41,570)	(30,740)	(10,830)	-35.2%
Net Income	$393,112	$301,442	$91,670	30.4%

A summary of operating results by segment for the three months ended April 30, 2015 and 2014 is as follows:

	2015	2014
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$114,197	$9,676	$104,521	1080.2%
Operating Expenses	(100,154)	(27,081)	73,073	269.8%
Operating Income (Loss)	14,043	(17,405)	31,448	180.7%
Interest Income	-	-	-	0.0%
Interest Expense	-	-	-	0.0%
Income Tax Expense	-	-	-	0.0%
Net Income (Loss)	$14,043	$(17,405)	$31,448	180.7%

Revenue:

Hotel Operations & Corporate Overhead Segment

For the three months ended April 30, 2015, we had total revenue of approximately $4,922,000 compared to approximately $4,716,000 for the three months ended April 30, 2014, an increase of approximately $206,000. With an improved economy, especially in the Yuma, Arizona and Ontario, California markets, we realized an overall 4.4% increase in room revenues during the first quarter of fiscal year 2016 as room revenues were approximately $4,376,000 for the first three months of fiscal year 2016 as compared to approximately $4,191,000 during the first three months of fiscal year 2015. Food and beverage revenue was approximately $413,000 for the first three months of fiscal year 2016 as compared to approximately $394,000 for the first three months of fiscal year 2015, an increase of approximately $19,000. During the remainder of fiscal year 2016, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 4.4% increase in management and trademark fee revenues during the first three months of fiscal year 2016 as management and trademark revenues were approximately $86,000 during the first three months of fiscal year 2016 as compared to approximately $82,000 during first three months of fiscal year 2015. Management and trademark fee revenues increased during fiscal year 2016 as a result of increased revenues in the three hotels owned by Mr. Wirth. During the remainder of fiscal year 2016, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our Management and Trademark Fee revenues as management and trademark revenues are primarily collected from Mr. Wirth’s three hotels.

IBC Developments Segment

For the three months ended April 30, 2015, we had total revenue of approximately $114,000 compared to approximately $10,000 for the three months ended April 30, 2014, an increase of approximately $104,000. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth.

Expenses:

Hotel Operations & Corporate Overhead Segment

Total operating expenses of approximately $4,222,000 for the three months ended April 30, 2015 reflect an increase of approximately $21,000 compared to total operating expenses of approximately $4,201,000 for the three months ended April 30, 2014. The increase was primarily due to an increase in operating expenses at the hotel properties for our rooms and food and beverage expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $1,168,000 for the three months ended April 30, 2015 compared to approximately $1,058,000 for the three months ended April 30, 2014 for approximately a $110,000, or 10.4%, increase in costs. Management elected to deep clean and repair the hotel property rooms as occupancy decreased, which, we believe, should increase the marketability of our properties.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the fiscal quarter ended April 30, 2015, food and beverage expenses were approximately $302,000 as compared to approximately $266,000 for the fiscal quarter ended April 30, 2014, an increase of approximately $36,000, or 13.5%. The increase during the first fiscal quarter of 2016 as compared to the first fiscal quarter of 2015 corresponded with the increase in food and beverage revenues over the same period.

Telecommunications expense, consisting of telephone and Internet costs, were relatively flat for the fiscal quarter ended April 30, 2015 at approximately $7,500 as compared to the fiscal quarter ended April 30, 2014 at approximately $7,800. Management anticipates this will be consistent for the fiscal year 2016.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $866,000 for the three months ended April 30, 2015 decreased approximately $81,000 from approximately $947,000 for the three months ended April 30, 2014 primarily due to decrease in overhead and closer monitoring of spending.

Sales and marketing expense increased approximately $41,000, or 15.0%, to approximately $315,000 for the three months ended April 30, 2015 from approximately $274,000 for the three months ended April 30, 2014. The increase was due to additional use of online booking agencies.

Repairs and maintenance expense slightly decreased by approximately $17,000 from approximately $362,000 reported for the three months ended April 30, 2014 compared with approximately $345,000 for the three months ended April 30, 2015. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel product exceeds our guests’ expectation.

Hospitality expense decreased by approximately $17,000, or 6.1%, from $277,000 for the three months ended April 30, 2014 to approximately $260,000 for the three months ended April 30, 2015. The decrease was primarily due to the decrease in occupancy during that same period.

Utility expenses increased approximately $14,000 from approximately $304,000 reported for the three months ended April 30, 2014 compared with approximately $318,000 for the three months ended April 30, 2015. Increased utility costs occurred in our Tucson St. Mary’s property due to leaks.

Hotel property depreciation expense remained relatively flat at approximately $449,000 for the three months April 30, 2015 as compared to approximately $444,000 for the three months ended April 30, 2014.

Real estate and personal property taxes, insurance and ground rent expense decreased by approximately $64,000, or 26.0%, from approximately $246,000 for the three months ended April 30, 2014 to approximately $182,000 for the three months ended April 30, 2015 as last fiscal year we purchased the land under one of our Tucson, Arizona properties, which no longer required us to pay for a land lease.

Interest expenses were approximately $265,000 for the three months ended April 30, 2015, an increase of approximately $80,000 from the interest expenses for the three months ended April 30, 2014 of approximately $185,000. We continue to work with our lenders to refinance the property loans. The increase was primarily due to a change in the calculation of interest expense relating to the restructuring of the Ontario, California mortgage note payable, coupled with the increased use of our American Express note payables and our related party lines of credit offset by a decrease in our Albuquerque, New Mexico note payable payoff.

Income tax provision was approximately $42,000 for the three months ended April 30, 2015, an increase of approximately $11,000 from the three months of the prior fiscal year of approximately $31,000. Increase in the tax provision is primarily due to the increased sales of ownership interests in our properties during our first quarter of fiscal year 2016 as compared to the first quarter of fiscal year 2015. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Developments Segment

Total expenses, which are comprised primarily of general and administrative and sales and marketing expense of approximately $100,000 for the three months ended April 30, 2015, reflect an increase of approximately $73,000, as compared to total expenses of approximately $27,000 for the three months ended April 30, 2014. During the fiscal quarter ending April 30, 2015, we expanded our sales and marketing efforts by creating several marketing alliances and focused our resources on the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

Net Income before income taxes:

We had a consolidated net income before income taxes of approximately $449,000 for the three months ended April 30, 2015, compared to approximately $315,000 for the three months ended April 30, 2014. After deducting income tax provision of approximately $42,000 for the three months ended April 30, 2015, we had a consolidated net income of approximately $407,000 after deducting income tax provision of approximately $31,000 for the three months ended April 30, 2014, we had a consolidated net income of approximately $284,000, an increase in consolidated net income of approximately $123,000 or 43.3%. Basic and diluted net income per share was $0.02 and $0.01 for the three months ended April 30, 2015 and 2014, respectively.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved in the coming year; capital improvements are expected to be similar from the prior year. As of April 30, 2015, the Trust had $99,902 drawn on its bank line of credit. Our credit line matures on June 23, 2015 and we are currently in discussions with the bank and anticipate a renewal of at least an additional year on this line of credit. As of June 1, 2015, the outstanding balance on the line of credit was approximately $528,000.

With the expected continued availability of the $600,000 bank line of credit which management expects to timely renew, the availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the refinance or extension of one of our mortgage note payables that is due on July 28, 2015, which management expects to occur, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. Management is actively discussing with the bank an extension of the line of credit. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2015, which could result in higher revenues and operating margins in 2016. We expect the major challenge for the remaining nine months of fiscal year 2016 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash provided by operating activities totaled approximately $692,000 and $867,000 for the three months ended April 30, 2015 and April 30, 2014, respectively. Refer to the discussion below for the change in the net cash used in operating activities.

Consolidated net income was approximately $407,000 and $284,000 for the three months ended April 30, 2015 and 2014, respectively. Explanation of the differences in consolidated net income for the three months ended April 30, 2015 and 2014 are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income to net cash provided by operating activities for the three months ended April 30, 2015 and 2014, respectively, consist primarily of amortization of debt discounts and deferred financing fees due to refinancing of our hotel properties during the three months ended April 30, 2015 and changes in assets and liabilities. Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses were in total approximately ($238,000) and $121,000 for the three months ended April 30, 2015 and 2014, respectively. This significant decrease in changes in assets and liabilities for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 offset the increased consolidated net income for the three months ended April 30, 2015 compared to the consolidated net income for the three months ended April 30, 2014.

Net cash used by investing was approximately $477,000 and $467,000 for the three months ended April 30, 2015 and 2014, respectively. This flat use of net cash used in investing activities during the first three months of fiscal year 2015 was due to our significant increase in improvements and additions to hotel properties and additional capital expenditures beyond our 4% reserve for refurbishments and replacements that were set aside as described below, offset by the use of restricted cash. As of April 30, 2014, we used all of the restricted cash held at the financial institutions who hold our first trustee mortgages. Net lending on advances to affiliates – related parties coupled with collections on advances to affiliates – related parties didn’t significantly impact the net cash used in investing activities.

Net cash used in financing activities totaled approximately $396,000 and $260,000 for the three months ended April 30, 2015 and 2014, respectively. The increase of approximately $136,000 was primarily due to the net increase of payments and borrowings on mortgage notes payable, notes payable to banks, line of credit – related party, note receivable related party and proceeds from sales of non-controlling ownership interest in subsidiaries, distributions to non-controlling interest holders and repurchase of treasury stock.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $666,000 as sales of non-controlling ownership interest was approximately $621,000 for the three months ended April 30, 2015 and approximately $1,287,000 for the three months ended April 30, 2015. During the three months ended April 30, 2015, we primarily sold additional non-controlling interest in Yuma property only while during the three months ended April 30, 2015, we sold additional interest in multiple subsidiaries.

Since sales of non-controlling ownership interest in subsidiaries are aggregative, an increase in distributions to non-controlling interest holders is expected. Distributions to non-controlling interest holders for the three months ended April 30, 2015 were approximately $238,000 as compared to approximately $149,000 for the three months ended April 30, 2015. These distributions decrease net cash provided by financing activities.

We repurchased additional treasury stock of approximately $38,000 during the three months ended April 30, 2015 compared with approximately $61,000 for the three months ended April 30, 2014. Additional purchases of treasury stock decrease net cash provided by financing activities.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of April 30, 2015, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2015 and 2014, the Hotels and Corporate office spent approximately $479,000 and $538,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2016 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2015. Repairs and maintenance were charged to expense as incurred and approximated $345,000 and $362,000 for three months ending April 30, 2015 and 2014, respectively.

We have minimum debt payments of approximately $7,049,000 and approximately $525,000 due during fiscal years 2016 and 2017, respectively. Minimum debt payments due during fiscal year 2016 include approximately $5,288,000 of mortgage notes payable and approximately $100,000 drawn on our line of credit due as of April 30, 2015. We are actively working with our lenders and expect that we will be able to either extend or refinance our mortgage note payables and extend our line of credit.

We have a $600,000 line of credit that bears interest at the prime rate plus 1.0% per annum with a 6.0% rate floor, has no financial covenants and matures on June 23, 2015. The line is secured by a junior security interest in the Yuma, Arizona property and our trade receivables. Mr. Wirth is a guarantor on the line of credit. On April 30, 2015, the Trust had drawn $99,902 under the line of credit. The largest outstanding balance on the line of credit during the first three months of fiscal year 2016 was $600,000.

In addition to our line of credit as of April 30, 2015, we had mortgage notes payable of approximately $19,024,000 outstanding with respect to the Hotels, approximately $326,000 in gross short term secured promissory notes with a credit card merchant processor, approximately $858,000 in an unsecured demand/revolving line of credit/promissory note, approximately $400,000 in an unsecured promissory note to a unrelated party, and approximately $107,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

It is too early to determine what the seasonality of the IBC business segment is. The Trust does not anticipate much seasonality do to the diversification of the location of the IBC Hotels.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2015.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 to the notes to unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2015, the Trust acquired 14,410 Shares of Beneficial Interest in open market transactions at an average price of $2.67 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 113,509 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

February 1 - February 28, 2015	-	$-	-	127,919
March 1 - March 31, 2015	1,360	$2.91	1,360	126,559
April 1 - April 30, 2015	13,050	$2.67	13,050	113,509
Total	14,410		14,410

On February 5, 2015, the Trust granted 6,000 restricted shares with the aggregate grant date fair value of $16,320 per grant to each of its non-employee Trustees, excluding Mr. Pelegrin, as compensation. These shares vest ratably over the Trust’s 2016 fiscal year, February 1, 2015 through January 31, 2016, at a rate of approximately 500 shares per month. On February 1, 2015, the Trust granted 3,000 restricted shares with the aggregate grant date fair value of $8,160 per grant to Mr. Pelegrin as compensation. These shares vest ratably from February 1, 2015 through July 31, 2015, at a rate of approximately 500 shares per month. These shares were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Appropriate restructure legends will be imprinted on the back of each stock certificate.

For stock option grants during the last quarter of fiscal 2016, see Note 3, “Stock-Based Compensation.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1*	InnSuites Hospitality Trust 2015 Equity Incentive Plan, adopted by the Board of Trustees on February 5, 2015, subject to shareholder approval (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2015

10.2*	Nonqualified Stock Option Agreement, dated as of February 5, 2015, between InnSuites Hospitality Trust and Pamela Barnhill (incorporated for reference to Exhibit 10.39 of the Registrant’s Form 10-K/A, filed with the Securities and Exchange Commission on May 22, 2015)

10.3	Change in Terms Agreement and Acknowledgement by Guarantor, dated February 26, 2015, executed by the Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015)

10.4	Demand/Revolving Line of Credit/Promissory Note Agreement, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC, dated December 3, 2014 (incorporated for reference to Exhibit 10.41 of the Registrant’s Form 10-K/A, filed with the Securities and Exchange Commission on May 22, 2015)

10.5*	Nonqualified Stock Option Form Agreement, between InnSuites Hospitality Trust and Stock Option recipient (incorporated for reference to Exhibit 10.42 of the Registrant’s Form 10-K/A, filed with the Securities and Exchange Commission on May 22, 2015)

10.6	Tucson Saint Mary’s Suite Hospitality LLC Restructuring Agreement, dated April 24, 2015, by and among RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Saint Mary’s Suite Hospitality LLC and Rare Earth Financial LLC (incorporated for reference to Exhibit 10.43 of the Registrant’s Form 10-K/A, filed with the Securities and Exchange Commission on May 22, 2015)

10.7	Suite Hotels, LLC and InnSuites Hospitality Trust Termination Agreement, dated April 24, 2015, by and between InnSuites Hospitality Trust and Suite Hotels (incorporated for reference to Exhibit 10.44 of the Registrant’s Form 10-K/A, filed with the Securities and Exchange Commission on May 22, 2015)

10.8	Change in Terms Agreement and Acknowledgement by Guarantor, dated May 28, 2015, executed by the Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015

10.9	Amended Tucson Saint Mary’s Hospitality LLC Restructuring Agreement, dated April 24, 2015 and amended May 30, 2015, executed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC and Tucson Saint Mary’s Suite Hospitality LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015)

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: June 12, 2015	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated: June 12, 2015	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

