Form 10-Q
period 2015-07-31
INNSUITES HOSPITALITY TRUST
filed 2015-09-11
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of outstanding Shares of Beneficial Interest, without par value, as of September 8, 2015: 8,264,346

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2015	JANUARY 31, 2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$300,950	$507,686
Accounts Receivable, including $57,868 and $79,366 from related parties and net of Allowance for Doubtful Accounts of $25,944 and $39,045, as of July 31, 2015 and January 31, 2015, respectively	312,024	472,350
Advances to Affiliates - Related Party	-	1,236
Prepaid Expenses and Other Current Assets	160,294	151,999
Total Current Assets	773,268	1,133,271
Hotel Properties, net	25,680,396	25,818,446
Property, Plant and Equipment, net	142,303	76,092
TOTAL ASSETS	$26,595,967	$27,027,809

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,338,480	$2,646,840
Current Portion of Mortgage Notes Payable, net of Discount of $8,012 as of July 31, 2015 and January 31, 2015, respectively	5,190,898	5,325,583
Current Portion of Notes Payable to Banks, net of Discount of $4,500 and $63,474 as of July 31, 2015 and January 31, 2015, respectively	692,530	1,226,626
Line of Credit - Related Party	108,270	541,710
Current Portion of Other Notes Payable	217,209	469,842
Total Current Liabilities	8,547,387	10,210,601
Mortgage Notes Payable, net of discount of $62,909 and $66,915 as of July 31, 2015 and January 31, 2015, respectively	13,578,243	13,796,153
Other Notes Payable	21,448	55,828

TOTAL LIABILITIES	22,147,078	24,062,582

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,866,846 and 16,845,846 shares issued and 8,264,346 and 8,265,102 shares outstanding at July 31, 2015 and January 31, 2015, respectively	14,827,601	13,812,470
Treasury Stock, 8,602,500 and 8,580,744 shares held at cost at July 31, 2015 and January 31, 2015, respectively	(12,252,277)	(12,193,491)
TOTAL TRUST SHAREHOLDERS’ EQUITY	2,575,324	1,618,979
NON-CONTROLLING INTEREST	1,873,565	1,346,248
TOTAL EQUITY	4,448,889	2,965,227
TOTAL LIABILITIES AND EQUITY	$26,595,967	$27,027,809

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$7,561,396	$7,229,733
Food and Beverage	626,600	571,371
Management and Trademark Fees	128,144	144,439
Other	225,879	110,858
TOTAL REVENUE	8,542,019	8,056,401

OPERATING EXPENSES
Room	2,269,162	2,009,349
Food and Beverage	557,413	456,616
Telecommunications	13,199	15,904
General and Administrative	1,847,716	1,939,369
Sales and Marketing	660,419	613,880
Repairs and Maintenance	706,696	659,201
Hospitality	508,900	472,487
Utilities	645,877	656,463
Hotel Property Depreciation	913,751	891,952
Real Estate and Personal Property Taxes, Insurance and Ground Rent	381,721	450,577
Other	13,830	14,891
TOTAL OPERATING EXPENSES	8,518,684	8,180,689
OPERATING INCOME (LOSS)	23,335	(124,288)
Interest Income	7	669
Interest Income on Advances to Affiliates - Related Party	-	2,728
Interest Income on Note Receivable - Related Party	-	1,850
TOTAL OTHER INCOME	7	5,247
Interest on Mortgage Notes Payable	422,376	355,204
Interest on Notes Payable to Banks	88,361	16,844
Interest on Other Notes Payable	3,852	14,505
Interest on Line of Credit - Related Party	8,090	5,602
TOTAL INTEREST EXPENSE	522,679	392,155
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(499,337)	(511,196)
Income Tax Provision	(71,571)	(80,000)
CONSOLIDATED NET LOSS	$(570,908)	$(591,196)
LESS: NET LOSS INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(16,540)	$193,385
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(554,368)	$(784,581)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,274,317	8,391,421

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$3,185,620	$3,039,230
Food and Beverage	213,473	177,698
Management and Trademark Fees	42,151	62,340
Other	64,564	51,063
TOTAL REVENUE	3,505,808	3,330,331

OPERATING EXPENSES
Room	1,101,535	951,717
Food and Beverage	255,418	190,203
Telecommunications	5,738	8,117
General and Administrative	919,206	980,806
Sales and Marketing	315,013	312,644
Repairs and Maintenance	361,445	296,863
Hospitality	249,110	195,144
Utilities	327,776	352,811
Hotel Property Depreciation	457,482	447,911
Real Estate and Personal Property Taxes, Insurance and Ground Rent	199,447	204,969
Other	4,354	11,043
TOTAL OPERATING EXPENSES	4,196,524	3,952,228
OPERATING LOSS	(690,716)	(621,897)
Interest Income	3	3
Interest Income on Advances to Affiliates - Related Party	-	2,728
Interest Income on Note Receivable - Related Party	-	1,850
TOTAL OTHER INCOME	3	4,581
Interest on Mortgage Notes Payable	222,203	181,574
Interest on Notes Payable to Banks	26,786	8,392
Interest on Other Notes Payable	1,764	13,089
Interest on Line of Credit - Related Party	6,596	5,602
TOTAL INTEREST EXPENSE	257,349	208,657
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(948,062)	(825,973)
Income Tax Provision	(30,000)	(49,260)
CONSOLIDATED NET LOSS	$(978,062)	$(875,233)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(217,163)	$(28,783)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(760,899)	$(846,450)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,265,225	8,403,072

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2015

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2015	8,265,102	$13,812,470	8,580,744	$(12,193,491)	$1,618,979	1,346,248	$2,965,227
Net Loss	-	(554,368)	-	-	(554,368)	(16,540)	(570,908)
Purchase of Treasury Stock	(21,756)	-	21,756	(58,786)	(58,786)	-	(58,786)
Shares of Beneficial Interest Issued for Services Rendered	21,000	32,640	-	-	32,640	-	32,640
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	2,570,690	2,570,690
Distribution to Non-Controlling Interests	-	-	-	-	-	(487,660)	(487,660)
Reallocation of Non-Controlling Interests and Other	-	1,536,859	-	-	1,536,859	(1,539,173)	(2,314)
Balance, July 31, 2015	8,264,346	$14,827,601	8,602,500	$(12,252,277)	$2,575,324	$1,873,565	$4,448,889

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(570,908)	$(591,196)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	32,640	18,333
(Recovery of) Provision For Uncollectible Receivables	(13,101)	12,007
Hotel Property Depreciation	913,751	891,952
Amortization of Debt Discounts and Deferred Financing Fees	61,621	42,102
Changes in Assets and Liabilities:
Accounts Receivable	173,427	313,399
Prepaid Expenses and Other Assets	(8,295)	135,776
Accounts Payable and Accrued Expenses	(308,360)	(379,532)
NET CASH PROVIDED BY OPERATING ACTIVITIES	280,775	442,841

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(841,912)	(791,969)
Change in Restricted Cash	-	88,188
Collections on Advances to Affiliates - Related Party	1,236	-
NET CASH USED IN INVESTING ACTIVITIES	(840,676)	(703,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(358,917)	(1,812,030)
Borrowings on Mortgage Notes Payable	-	-
Payments on Notes Payable to Banks	(2,659,224)	(1,353,070)
Borrowings on Notes Payable to Banks	2,067,515	1,516,414
Payments on Line of Credit - Related Party	(1,519,051)	(654,640)
Borrowings on Line of Credit - Related Party	1,085,611	1,718,504
Lendings on Note Receivable - Related Party	-	(994,311)
Lendings on Advances to Affiliates - Related Party		(163,959)
Collections on Note Receivable - Related Party	-	915,000
Payments on Other Notes Payable	(287,013)	(50,824)
Borrowings on Other Notes Payable	-	23,000
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	2,570,690	1,530,783
Fees Paid For Financing Activities	-	-
Distributions to Non-Controlling Interest Holders	(487,660)	(328,266)
Repurchase of Treasury Stock	(58,786)	(87,638)
NET CASH PROVIDED BY FINANCING ACTIVITIES	353,165	258,963
NET DECREASE IN CASH AND CASH EQUIVALENTS	(206,736)	(1,977)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	507,686	395,903
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$300,950	$393,926

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2015 AND JANUARY 31, 2015

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2015 AND 2014

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2015, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly in and through a partnership interest, five hotels with an aggregate of 843 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of July 31, 2015 and January 31, 2015. The Trust’s weighted average ownership for the six month period ended July 31, 2015 and 2014 was 72.11% and 72.06%, respectively. As of July 31, 2015, the Partnership owned a 68.09% interest in an InnSuites® hotel located in Tucson, Arizona (“Tucson St. Mary’s”), owned a 51.01% interest in another InnSuites® hotel located in Tucson, Arizona, and a 51.65% interest in an InnSuites® hotel located in Ontario, California. As of July 31, 2015, the Trust owned a direct 61.88% interest in a Yuma, Arizona hotel property, and a direct 50.91% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels, our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (“IBC”, “IBC Hotels” or “IBC Developments”), a wholly-owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 6,500 unrelated hotel properties and provides revenue generating services and cost savings solutions to independent boutique hotels subscribing to the IBC system. During the fiscal year ended January 31, 2014, IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (“ILIA”).

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On July 31, 2015 and January 31, 2015, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units, respectively. Additionally, as of both July 31, 2015 and January 31, 2015, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on July 31, 2015, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of July 31, 2015 and January 31, 2015, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the two Tucson, Arizona properties and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

As of July 31, 2015, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of $108,270. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. As of September 2, 2015, the outstanding net balance payable on the Demand/Revolving Line of Credit/Promissory Note was $342,270.

With the expected continued availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the refinance or extension of one of our mortgage note payables that is due on December 31, 2017, management believes that it will have enough cash on hand and financing available to meet all of our obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information related to the Trust’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Trust’s annual consolidated financial statements for the year ended January 31, 2015, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Trust’s Form 10-K for the year ended January 31, 2015.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the Liquidation Basis of Accounting. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU 2014-15 require additional disclosure of information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, but does not expect there to be a material impact at this time.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, ASU 2014-09 provides for the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the Accounting Standards Codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 31, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

At the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,684,069 and 3,693,972, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the six month period ended July 31, 2015 and 2014. Therefore no reconciliation of basic and diluted income per share is presented.

SEGMENT REPORTING

During the fourth quarter of fiscal year 2015, the Trust determined that its operations are comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in five hotel properties with an aggregate of 843 suites in Arizona, southern California and New Mexico, and the IBC Developments segment serving 6,500 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States, and the southern Arizona market. Consistent with the change in reportable segments, the Trust revised its prior period financial information for the new segment structure. Historical financial information presented in this Form 10-Q reflects this change. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Developments in that segment. Included in these costs are sales, marketing and technology development costs.

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

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the six months ended July 31, 2015, the Trust recognized expenses of $32,640 related to stock-based compensation. The Trust issued 21,000 restricted shares with a total market value of $57,120 in the first fiscal quarter of fiscal year 2016 as compensation to its four outside Trustees for fiscal year 2016. On a monthly basis through January 31, 2016, these shares vest at a rate of approximately 500 shares for each outside Trustee.

The following table summarizes restricted share activity during the six months ended July 31, 2015:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2015	-	-
Granted	21,000	$2.72
Vested	(12,000)	$2.72
Forfeited	-	-
Balance of unvested awards at July 31, 2015	9,000	$2.72

STOCK OPTIONS

Effective February 5, 2015, the Board of Trustees of the Trust adopted the 2015 Equity Incentive Plan (“2015 Plan”), subject to shareholder approval, under which up to 1,600,000 Shares of Beneficial Interest of the Trust are authorized to be issued pursuant to grant of stock options, stock appreciation rights, restricted shares, restricted share units or other awards. The purpose of the 2015 Plan and the awards described below is to promote the interests of the Trust and its shareholders by providing certain employees and members of the Board of Trustees, who are largely responsible for the management and growth of the subsidiary of the Trust, IBC Hotels, LLC, with incentives and rewards to encourage them to continue in the service of the Trust.

The Board of Trustees of the Trust approved a Nonqualified Stock Option Agreement (“2015 Plan Agreement”) to be used for all stock option awards. The 2015 Plan Agreement provides the grantee a four-year option to purchase a set number of Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per share, exercisable to the extent the stock options vest and GAAP pre-tax profits of IBC Hotels, LLC are greater than or equal to the performance objectives described in the 2015 Plan agreement. For purposes of the 2015 Plan Agreement, a “Tranche” is the number of Shares for which the Stock Option has vested on a particular vesting date. The 2015 Plan Agreement has the following vesting schedule:

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

Performance Period (Fiscal Year Ending)	Performance Objective (GAAP pre-tax profit of IBC Hotels LLC)	Exercisable Tranche(s)
1/31/2016	$60,000	A
1/31/2017	$200,000	A and B
1/31/2018	$400,000	A, B, and C

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

4. RELATED PARTY TRANSACTIONS

On January 1, 2012, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth Financial, LLC (“Rare Earth”), depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum, is interest only quarterly and was set to mature on January 31, 2015. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was amended on July 1, 2014 to extend the maturity date to March 31, 2015, and increase the maximum borrowing capacity from $1,000,000 to $1,400,000. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of July 31, 2015 the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full and is closed. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable.

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

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a payable of $108,270 and $541,710 at July 31, 2015 and January 31, 2015, respectively.

As of July 31, 2015 and January 31, 2015, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.80% of the total outstanding Partnership units. As of July 31, 2015 and January 31, 2015, Mr. Wirth and his affiliates held 5,953,276 and 6,053,276, respectively, Shares of Beneficial Interest in the Trust, which represented 65.35% and 73.2%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

See “Related Party Transactions” footnote in our Form 10-K Annual Report filed on April 30, 2015 with the Securities Exchange Commission and our Note 6 – “Sale of Ownership Interests in Subsidiaries.”

5. NOTES PAYABLE

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of July 31, 2015, the business loan balance has been paid in full.

On July 24, 2014, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a $451,560 business loan, including $25,560 of loan fees, with American Express Bank, FSB (the “St. Mary’s Merchant Agreement”) with a maturity date of July 24, 2015. The St. Mary’s Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 17% of the St. Mary’s American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of July 31, 2015, the business loan balance has been paid in full.

On August 19, 2014, Ontario Hospitality Properties, LP (“Ontario entity”), a subsidiary of the Trust, entered into a $477,000 business loan, including $27,000 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 19, 2015. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 27% of the Ontario American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of July 31, 2015, the business loan has been paid in full.

On September 16, 2014, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $415,520 business loan, including $23,250 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of September 16, 2015. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of July 31, 2015, the business loan balance has been paid in full.

On October 24, 2014, Albuquerque Suite Hospitality, LLC, a subsidiary of the Trust, entered into a $318,000 business loan, including $18,000 of loan fees, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with a maturity date of October 24, 2015. The Albuquerque Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of July 31, 2015, the business loan balance was approximately $97,000.

On July 7, 2015 the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of July 31, 2015, the non-revolving note payable balance was approximately $600,000.

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (“Ontario entity”), Yuma Hospitality Properties, Limited Partnership (the “Yuma” entity) which is described in detail in the Form 10-K Annual Report filed with the Securities Exchange Commission on April 30, 2015. Additionally, the Trust has sold non-controlling interest for their Tucson St. Mary’s Suite Hospitality LLC (the “Tucson St. Mary’s entity”). Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in each entity and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

During the six months ended July 31, 2015, there were no Class A units of the Albuquerque entity sold, no Class B units sold and no Class C units sold at $10,000 per unit. As of July 31, 2015, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.55% interest, or 3 Class C units, and other third parties held a 48.54% interest, or 266 Class A units. As of July 31, 2015, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $186,000, to the Trust of approximately $195,000, and to Mr. Wirth and his affiliates of approximately $2,000 per year payable quarterly for calendar year 2016.

During the six months ended July 31, 2015, there were no Class A, B or C units sold of the Tucson entity. As of July 31, 2015 and January 31, 2015, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.39% interest, or 11 Class C units, and other parties held a 47.60% interest, or 377 Class A units. As of July 31, 2015, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $264,000, to the Partnership of approximately $283,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar year 2016.

During the six months ended July 31, 2015, there was one Class A units of the Ontario entity sold, no Class B units sold and no Class C units sold at $10,000 per unit. As of July 31, 2015, the Partnership held a 51.65% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.63% interest through Rare Earth, or 35 Class C units, and other parties held a 44.72% interest, or 431.25 Class A units. As of January 31, 2015, and after the recognition of upward adjustments to certain of the unit holders, as specified by the March 24, 2014 restructuring agreement, the Partnership held a 51.71% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.64% interest through Rare Earth, or 35 Class C units, and other parties held a 44.65% interest, or 430 Class A units. As of July 31, 2015 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $302,000, to the Partnership of approximately $349,000 and to Rare Earth of approximately $25,000 per year payable quarterly for calendar years 2016 and 2017.

During the six months ended July 31, 2015, there were 81.90 Class A units sold and 12 Class C units sold of the Yuma entity sold at $10,000 per unit, all of which were sold from the Trust. As of July 31, 2015, the Trust held a 61.88% ownership interest, or 495 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 1.63% interest, or 13 Class C units, and other parties held a 36.50% interest, or 292 Class A units. As of January 31, 2015, the Trust held a 73.61% ownership interest, or 588.90 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.13% interest, or 1 Class C unit, and other parties held a 26.26% interest, or 210.10 Class A units. As of July 31, 2015, the Yuma entity has discretionary Priority Return payments to unrelated unit holders of approximately $204,000, to the Trust of approximately $347,000 and to Rare Earth of approximately $9,000 per year payable quarterly for calendar years 2016, 2017, 2018, 2019 and 2020.

On April 24, 2015, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson St. Mary’s entity for $10,000 per unit, which operates one of the Tucson, Arizona hotel properties, then wholly-owned by the Partnership. Under the agreement, the Partnership agreed to either purchase or bring in other investors to purchase up to 350 units, which represents approximately 50.07% of the outstanding partnership units , on a post-transaction basis, and the parties agreed to restructure the limited liability agreement of the Tucson, Arizona entity. The Board of Trustees approved this restructuring on April 24, 2015. Under the restructured limited liability agreement, the Partnership was confirmed as the Administrative Member of the Tucson St. Mary’s entity but Rare Earth could be elected in the future as Administrative Member without consent of the Partnership. All Membership Interests will be entitled to receive priority distributions annually of $700 per $10,000 Interest from May 15, 2015 through April 20, 2020. Priority distributions will be paid first to Class A interests, second to Class B interests, third to Class C interests and will be cumulative. After April 30, 2020, all membership interests will be entitled to annual distributions of $700 per $10,000 Interest, which will be cumulative. Subject to shareholder approval, the holders of Class A units may convert all of part of their investment at any time up to January 31, 2018 into 2,857 Shares of Beneficial Interest for each $10,000 interest subject to shareholder approval and other required approvals (“conversion feature”). Thereafter each $10,000 interest is convertible into 2,500 Shares of Beneficial Interest of the Trust. On May 30, 2015, the restructuring agreement was amended to clarify the requirement that the shareholders must approve the conversion feature which is not perfunctory.

During the six months ended July 31, 2015, there were 64 Class A sold and 100 Class C units sold of the Tucson St. Mary’s entity. As of July 31, 2015, the Partnership held a 68.09% ownership interest, or 350 Class B units, in the Tucson St. Mary’s entity, Mr. Wirth and his affiliates held a 19.46% interest, or 100 Class C units, and other parties held a 12.45% interest, or 64 Class A units. As of July 31, 2015, the Tucson St. Mary’s entity has discretionary Priority Return payments to unrelated unit holders of approximately $45,000, to the Partnership of approximately $245,000 and to Rare Earth of approximately $70,000 per year payable quarterly for calendar years 2016, 2017, 2018, 2019 and 2020.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $522,679 and $392,155 in cash for interest for the six months ended July 31, 2015 and 2014, respectively.

8. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground lease for the three months ended July 31, 2015 and 2014 was $64,243 and $65,869, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expires in 2017. The Trust recorded $13,195 and $16,700 of general and administrative expense related to the lease during the six months ended July 31, 2015 and 2014, respectively. The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2016	$71,679
FY 2017	144,335
FY 2018	127,725
FY 2019	113,508
FY 2020	113,508
FY 2021	113,508
Thereafter	5,700,329
Total	$6,384,592

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of July 31, 2015 and January 31, 2015.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $165,000 and $178,000 for the six months ended July 31, 2015 and 2014, respectively.

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

Information relative to the Trust’s reportable segments, for which there is no intersegment revenues, is as follows:

STATEMENT OF OPERATIONS	SIX MONTHS ENDED JULY 31, 2015
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$8,408,811	$133,208	$8,542,019
Income (Loss) From Operations	113,376	(90,041)	23,335

STATEMENT OF OPERATIONS	SIX MONTHS ENDED JULY 31, 2014
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$8,047,448	$8,953	$8,056,401
Income (Loss) From Operations	(44,271)	(80,017)	(124,288)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED JULY 31, 2015
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$3,486,797	$19,011	$3,505,808
Loss From Operations	(586,632)	(104,084)	(690,716)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED JULY 31, 2014
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$3,331,054	$(723)	$3,330,331
Loss From Operations	(559,285)	(62,612)	(621,897)

10. Possible sale of Tucson Saint Mary’s Suite Hospitality Property

On July 1, 2015, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a Real Estate Purchase Agreement (“Sale Agreement”) to sell its Hotel Tucson City Center InnSuites property to Lee & J Hospitality, Inc, (“Buyer”) an unrelated third party to the Trust for $9.65 million with an estimated close prior to September 30, 2015 subject to the Trusts’ Board of Trustees approval, financing contingencies and the Buyers’ property review to be completed which was completed prior to July 21, 2015. As of September 1, 2015, the buyers’ financing is not guaranteed and escrow funds have not been deemed non-refundable. There can be no assurance that the sale of this property will be completed on the terms currently contemplated in the Sale Agreement, prior to or on the estimated closing date, or at all. Hotel operations continue at that property. Sale of one asset is not deemed a strategic shift in the direction of the Trust. Consistent to FASB ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets was not characterized as a discontinued operation.

11. SUBSEQUENT EVENTS

On August 11, 2015, the Trust through one of its subsidiaries, Tucson Saint Mary’s Suite Hospitality, LLC obtained a Loan Extension on its first trustee mortgage to October 28, 2015. All other terms of the agreement remain the same. Guarantors are James F. Wirth, CEO, IHT and RRF Limited Partnership. Management anticipates refinancing this note with Hanmi Bank (“Lender”) or selling the property prior to October 28, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2015.

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the two Tucson, Arizona properties and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

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

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly-owned subsidiary of the Trust. As of July 31, 2015, IBC Hotels provided services to approximately 6,500 hotels. During the fiscal year ending January 31, 2014, IBC Hotels formed a marketing alliance with ILIA.

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

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,239,925	$-	$6,900,000
Ontario	5,785,066	5,492,460	14,900,000
Tucson Oracle	6,384,450	3,376,932	11,200,000
Tucson St. Mary’s	7,283,041	4,745,649	10,900,000
Yuma	4,987,914	5,154,100	12,500,000
	$25,680,396	$18,769,141	$56,400,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties. The Listed Asking Price for Tucson St. Mary’s reflects the original listed asking price and not the price we have agreed to sell the property there can be no assurance that the sale of this property will be completed on the terms currently contemplated in the Sale Agreement, prior to or on the estimated closing date, or at all.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE MKT

The history of our compliance with the continued listing standards of the NYSE MKT is described in our Form 10-K Annual Report filed with the SEC on April 30, 2015 under Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”.

On September 19, 2014, the NYSE MKT notified the Trust that it is not in compliance with Section 1003(a)(i) of the NYSE MKT Company Guide since it reported Stockholders’ Equity of less than $2.0 million at July 31, 2014 and has incurred losses in two of its three fiscal years ended January 31, 2014. The NYSE MKT has accepted the Trusts’ equity expansion compliance plan and has granted the Trust an extension of time until December 29, 2015 to comply with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide.

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

A reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the six and three months ended July 31, 2015 and 2014 follows:

	Six Months Ended July 31,
	2015	2014
Net loss attributable to controlling interests	$(554,368)	$(784,581)
Add back:
Depreciation	913,751	891,952
Interest expense	522,679	392,155
Non-controlling interest	(16,540)	193,385
Taxes	71,571	80,000
Less:
Interest income	(7)	(5,247)
ADJUSTED EBITDA	$937,086	$767,664

	Three Months Ended July 31,
	2015	2014
Net loss attributable to controlling interests	$(760,900)	$(846,450)
Add back:
Depreciation	457,482	447,911
Interest expense	257,349	208,657
Non-controlling interest	(217,163)	(28,783)
Taxes	30,000	49,260
Less:
Interest income	(3)	(4,581)
ADJUSTED EBITDA	$(233,235)	$(173,986)

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

A reconciliation of FFO to net income attributable to controlling interests for the six and three months ended July 31, 2015 and 2014 follows:

	Six Months Ended July 31,
	2015	2014
Net loss attributable to controlling interest	$(554,368)	$(784,581)
Add back:
Depreciation	913,751	891,952
Non-controlling interest	(16,540)	193,385
FFO	$342,843	$300,756

	Three Months Ended July 31,
	2015	2014
Net loss attributable to controlling interest	$(760,900)	$(846,450)
Add back:
Depreciation	457,482	447,911
Non-controlling interest	(217,163)	(28,783)
FFO	$(520,581)	$(427,322)

RESULTS OF OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the first six months of fiscal year 2016, occupancy increased 4.38% to 73.18% from 68.80% in the first six months of the prior fiscal year. ADR increased by $10.83, or 15.73%, to $79.70 during the first six months of fiscal year 2016 from $68.87 in the first six months of fiscal year 2015. The increased occupancy and the increased ADR resulted in an increase in REVPAR of $10.94, or 23.1%, to $58.32 in the first six months of fiscal year 2016 from $47.38 in the first six months of fiscal year 2015. Due to an improving economy and replacement of our government business in our Yuma, Arizona property, we were able to increase our daily and occupancy rates.

The following table shows certain historical financial and other information for the periods indicated:

	For the Six Months Ended
	July 31,
	2015	2014
Occupancy	73.18%	68.80%
Average Daily Rate (ADR)	$79.70	$68.87
Revenue Per Available Room (REVPAR)	$58.32	$47.38

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2015 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2014

A summary of total Trust operating results for the six months ended July 31, 2015 and 2014 is as follows:

	2015	2014	Change	% Change
Total Revenues	$8,542,019	$8,056,401	$485,618	6.0%
Operating Expenses	(8,518,684)	(8,180,689)	337,995	4.1%
Operating Income (Loss)	23,335	(124,288)	147,623	118.8%
Interest Income	7	5,247	(5,240)	-99.9%
Interest Expense	(522,679)	(392,155)	130,524	33.3%
Income Tax Provision	(71,571)	(80,000)	(8,429)	-10.5%
Consolidated Net Loss	$(570,908)	$(591,196)	$20,288	3.4%

Our overall results for the first six months of fiscal year 2016 were positively affected by a slight increase in revenues which included our growing IBC Hotels division.

	2015	2014
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue	$8,408,811	$8,047,448	$361,363	4.5%
Operating Expenses	(8,295,435)	(8,091,719)	203,716	2.5%
Operating Income (Loss)	113,376	(44,271)	157,647	356.1%
Interest Income	7	5,247	(5,240)	-99.9%
Interest Expense	(522,679)	(392,155)	130,524	33.3%
Income Tax Provision	(71,571)	(80,000)	(8,429)	-10.5%
Net Loss	$(480,867)	$(511,179)	$274,502	-53.7%

A summary of operating results by segment for the six months ended July 31, 2015 and 2014 is as follows:

	2015	2014
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$133,208	$8,953	$124,255	1387.9%
Operating Expenses	(223,249)	(88,970)	134,279	150.9%
Operating Loss	(90,041)	(80,017)	(10,024)	-12.5%
Interest Income	-	-	-	0.0%
Interest Expense	-	-	-	0.0%
Income Tax Provision	-	-	-	0.0%
Net Loss	$(90,041)	$(80,017)	$(10,024)	-12.5%

Revenue:

Hotel Operations & Corporate Overhead Segment

For the six months ended July 31, 2015, we had total revenue for this segment of approximately $8,408,000 compared to approximately $8,047,000 for the six months ended July 31, 2014, an increase of approximately $361,000. With an improved economy, especially in the Yuma, Arizona market, we realized an overall 4.5% increase in room revenues during the first six months of fiscal year 2016 as room revenues were approximately $7,561,000 for the first six months of fiscal year 2016 as compared to approximately $7,230,000 during the first six months of fiscal year 2015. Food and beverage revenue was approximately $627,000 for the first six months of fiscal year 2016 as compared to approximately $571,000 for the first six months of fiscal year 2015, an increase of approximately $56,000. During the remainder of fiscal year 2016, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 11.3% decrease in management and trademark fee revenues during the first six months of fiscal year 2016 as management and trademark revenues were approximately $128,000 during the first six months of fiscal year 2016 as compared to approximately $144,000 during first six months of fiscal year 2015. Management and trademark fee revenues decreased during first six months of fiscal year 2016 as Mr. Wirth and his affiliates sold a hotel in Ft Worth, Texas which was managed by the Trust. During the remainder of fiscal year 2016, we expect management and trademark fee revenues to decrease as compared to fiscal year 2015 as management and trademark revenues are primarily collected from Mr. Wirth’s hotels.

IBC Developments Segment

For the six months ended July 31, 2015, we had total revenue for this segment of approximately $133,000 from compared to approximately $9,000 for the six months ended July 31, 2014, an increase of approximately $124,000. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth.

Expenses:

Hotel Operations & Corporate Overhead Segment

Total operating expenses for this segment of approximately $8,295,000 for the six months ended July 31, 2015 reflect an increase of approximately $203,000 compared to total operating expenses of approximately $8,092,000 for the six months ended July 31, 2014. The increase was primarily due to an increase in operating expenses at the hotel properties for our rooms, food and beverage, repairs and maintenance and hospitality expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $2,269,000 for the six months ended July 31, 2015 compared to approximately $2,009,000 for the six months ended July 31, 2014 approximately a $260,000, or 12.9%, increase in costs. Management elected to continue its deep clean program and repair the hotel property rooms even though occupancy increased, which, we believe, should increase the marketability of our properties.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the six months ended July 31, 2015, food and beverage expenses were approximately $557,000 as compared to approximately $457,000 for the six months ended July 31, 2014, an increase of approximately $100,000, or 21.9%. The increase during the six months ended July 31, 2015 as compared to the six months ended July 31, 2014, corresponded with the increase in food and beverage revenues over the same period.

Interest expenses were approximately $523,000 for the six months ended July 31, 2015, an increase of approximately $131,000 from the interest expenses for the six months ended July 31, 2014 of approximately $392,000. We continue to work with our lenders to refinance the property loans. The increase was primarily due to a change in the calculation of interest expense relating to the restructuring of the Ontario, California mortgage note payable, coupled with the increased use of our American Express note payables offset by a decrease in our Albuquerque, New Mexico note payable payoff.

IBC Developments Segment

Total expenses for this segment, which are comprised primarily of general and administrative and sales and marketing expense of approximately $223,000 for the six months ended July 31, 2015, reflect an increase of approximately $134,000, as compared to total expenses of approximately $89,000 for the six months ended July 31, 2014. During the six months ending July 31, 2015, we expanded our sales and marketing efforts by creating several marketing alliances, increased the number of sales resources to expand our IBC Hotels network and focused our resources on the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

Net Income before income taxes:

We had a consolidated net loss before income taxes of approximately $499,000 for the six months ended July 31, 2015, compared to approximately $511,000 for the six months ended July 31, 2014. After deducting income tax provision of approximately $72,000 for the six months ended July 31, 2015, and $80,000 for the six months ended July 31, 2014, we had a consolidated net loss of approximately $571,000 and $591,000, respectively. Basic and diluted net loss per share was $0.07 and $0.09 for the six months ended July 31, 2015 and 2014, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2015 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2014

A summary of total Trust operating results for the three months ended July 31, 2015 and 2014 is as follows:

	2015	2014	Change	% Change
Total Revenues	$3,505,808	$3,330,331	$175,477	5.3%
Operating Expenses	(4,196,524)	(3,952,228)	244,296	6.2%
Operating Loss	(690,716)	(621,897)	(68,819)	-11.1%
Interest Income	3	4,581	(4,578)	-99.9%
Interest Expense	(257,349)	(208,657)	48,692	23.3%
Income Tax Provision	(30,000)	(49,260)	(19,260)	-39.1%
Consolidated Net Loss	$(978,062)	$(875,233)	$(102,829)	-11.7%

Our overall results for the first three months of fiscal year 2016 were positively affected by an increase in room revenues primarily due to the additional business in the Yuma, Arizona market and our growing IBC Hotels division.

	2015	2014
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue	$3,486,797	$3,331,054	$155,743	4.7%
Operating Expenses	(4,073,429)	(3,890,340)	(183,089)	-4.7%
Operating Loss	(586,632)	(559,286)	(27,346)	-4.9%
Interest Income	3	4,581	(4,578)	-99.9%
Interest Expense	(257,349)	(208,657)	(48,692)	-23.3%
Income Tax Provision	(30,000)	(49,260)	19,260	39.1%
Net Loss	$(873,979)	$(812,621)	$(61,356)	-7.6%

A summary of operating results by segment for the three months July 31, 2015 and 2014 is as follows:

	2015	2014
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$19,011	$(723)	$19,734	2729.5%
Operating Expenses	(123,095)	(61,889)	61,206	98.9%
Operating Loss	(104,084)	(62,612)	(41,472)	-66.2%
Interest Income	-	-	-	0.0%
Interest Expense	-	-	-	0.0%
Income Tax Provision	-	-	-	0.0%
Net Loss	$(104,084)	$(62,612)	$(41,472)	-66.2%

Revenue:

Hotel Operations & Corporate Overhead Segment

For the three months ended July 31, 2015, we had total revenue of approximately $3,506,000 compared to approximately $3,330,000 for the three months ended July 31, 2014, an increase of approximately $176,000. With an improved economy, especially in the Yuma, Arizona market, we realized a 4.8% increase in room revenues during the three months ended July 31, 2015 as room revenues were approximately $3,186,000 as compared to approximately $3,039,000 during the three months ended July 31, 2014. Food and beverage revenue was approximately $213,000 for the three months ended July 31, 2015 as compared to approximately $178,000 for the three months ended July 31, 2014, an increase of approximately $35,000. During the remainder of fiscal year 2016, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We realized a 19.6% decrease in management and trademark fee revenues during the three months ended July 31, 2015 compared to the three months ended July 31, 2014 as management and trademark revenues were approximately $42,000 and $62,000, respectively. During the remainder of fiscal year 2016, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our Management and Trademark Fee revenues as management and trademark revenues are primarily collected from Mr. Wirth’s three hotels.

IBC Developments Segment

For the three months ended July 31, 2015, we had total revenue for this segment of approximately $19,000 from compared to approximately $0 for the three months ended July 31, 2014, an increase of approximately $19,000. We anticipate strong growth in this segment over the next several fiscal years, but can provide no assurances regarding such growth.

Expenses:

Hotel Operations & Corporate Overhead Segment

Total operating expenses of approximately $4,073,000 for the three months ended July 31, 2015 reflect an increase of approximately $183,000 compared to total operating expenses of approximately $3,890,000 for the three months ended July 31, 2014. The increase was primarily due to an increase in operating expenses at the hotel properties for our rooms and food and beverage expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $1,102,000 for the three months ended July 31, 2015 compared to approximately $952,000 for the three months ended July 31, 2014 for approximately a $150,000, or 15.8%, increase in costs. Management elected to continue its deep clean program and repair the hotel property rooms even though occupancy increased, which, we believe, should increase the marketability of our properties.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended July 31, 2015, food and beverage expenses were approximately $255,000 as compared to approximately $190,000 for the three months ended July 31, 2014, an increase of approximately $65,000, or 34.2%. The increase for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014 correspond with the increase in food and beverage revenues over the same period.

Interest expenses were approximately $257,000 for the three months ended July 31, 2015, an increase of approximately $48,000 from the interest expenses for the three months ended July 31, 2014 of approximately $208,000. We continue to work with our lenders to refinance the property loans. The increase was primarily due to a change in the calculation of interest expense relating to the restructuring of the Ontario, California mortgage note payable, coupled with the increased use of our American Express note payables offset by a decrease in our other notes payable.

Income tax provision was approximately $30,000 for the three months ended July 31, 2015, an decrease of approximately $19,000 from the three months ended July 31, 2014 of approximately $49,000. Decrease in the tax provision is primarily due to the changes in IRS depreciation rules which the Trust expects to expense more fixed assets than in the past tax years. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Developments Segment

Total expenses, which are comprised primarily of general and administrative and sales and marketing expense of approximately $123,000 for the three months ended July 31, 2015, reflect an increase of approximately $61,000, as compared to total expenses of approximately $62,000 for the three months ended July 31, 2014. During the fiscal quarter ending July 31, 2015, we expanded our sales and marketing efforts by creating several marketing alliances and focused our resources on the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

Net Income before income taxes:

We had a consolidated net loss before income taxes of approximately $948,000 for the three months ended July 31, 2015, compared to approximately $826,000 for the three months ended July 31, 2014. After deducting income tax provision of approximately $30,000 for the three months ended July 31, 2015, we had a consolidated net loss of approximately $978,000 and after deducting income tax provision of approximately $49,000 for the three months ended July 31, 2014, we had a consolidated net loss of approximately $875,000, an increase in consolidated net loss of approximately $103,000, or 11.7%. Basic and diluted net loss per share was $0.09 and $0.10 for the three months ended July 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the two Tucson, Arizona properties and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

With the continued availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the refinance or extension of one of our mortgage note payables that is due on October 28, 2015, which management expects to occur, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. Management is actively discussing with the bank an extension of the line of credit. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2015, which could result in higher revenues and operating margins in 2016. We expect the major challenge for the remaining six months of fiscal year 2016 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash provided by operating activities totaled approximately $281,000 and $443,000 for the six months ended July 31, 2015 and July 31, 2014, respectively. Refer to the discussion below for the change in the net cash used in operating activities.

Consolidated net loss was approximately $571,000 and $591,000 for the six months ended July 31, 2015 and 2014, respectively. Explanation of the differences in consolidated net income for the six months ended July 31, 2015 and 2014 are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income to net cash provided by operating activities for the six months ended July 31, 2015 and 2014, respectively, consist primarily of changes in assets and liabilities for accounts receivable, and accounts payable and accrued expenses were in total approximately ($135,000) and approximately ($66,000) for the six months ended July 31, 2015 and 2014, respectively.

Net cash used by investing activities was approximately $841,000 and $704,000 for the six months ended July 31, 2015 and 2014, respectively. The additional net cash used by investing activities was primarily due to the change in restricted cash.

Net cash provided by financing activities totaled approximately $353,000 and $259,000 for the six months ended July 31, 2015 and 2014, respectively. The increase of approximately $94,000 was primarily due to the increase in payments on notes payable to banks, borrowings on notes payable to banks, payments on line of credit – related party and payments on other notes payable offset by the decrease in borrowings on line of credit – related party, lendings on notes receivable – related party, collections on note receivable – related party and payments on other notes payable.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of July 31, 2015, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2015 and 2014, the Hotels and Corporate office spent approximately $842,000 and $792,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2016 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2015. Repairs and maintenance were charged to expense as incurred and approximated $361,000 and $297,000 for six months ending July 31, 2015 and 2014, respectively.

We have minimum debt payments of approximately $5,350,000 and approximately $704,000 due during fiscal years 2016 and 2017, respectively. Minimum debt payments due during fiscal year 2016 include approximately $4,982,000 of mortgage notes payable. We are actively working with our lenders and expect that we will be able to either extend or refinance our mortgage note payables of our Tucson, Arizona property or sell the property before the note payable is due.

We had mortgage notes payable of approximately $18,769,000 outstanding with respect to the Hotels, approximately $97,000 in gross short term secured promissory notes with a credit card merchant processor, approximately $600,000 in an unsecured non-revolving note payable, approximately $125,000 in an unsecured promissory note to a unrelated party, and approximately $89,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

It is too early to determine what the seasonality of the IBC segment is. The Trust does not anticipate much seasonality do to the diversification of the location of the IBC Hotels.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	our ability to consummate the sale of the Hotel Tucson City Center InnSuites (“St Mary’s) property;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cybersecurity attacks; and

●	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 to the notes to unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended July 31, 2015, the Trust acquired 7,346 Shares of Beneficial Interest in open market transactions at an average price of $2.76 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 106,163 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
	Total Number	Average Price	Total Number of Shares	Maximum Number of
	of Shares	Paid per	Purchased as Part of	Shares that May Yet Be
Period	Purchased	Share	Publicly Announced Plans	Purchased Under the Plans

May 1 - May 31, 2015	6,808	$2.71	6,808	106,701
June 1 - June 30, 2015	508	$3.35	508	106,193
July 1 - July 31, 2015	30	$2.69	30	106,163
Total	7,346		7,346

On February 5, 2015, the Trust granted 6,000 restricted shares with the aggregate grant date fair value of $16,080 per grant to each of its non-employee Trustees, excluding Mr. Pelegrin, as compensation. These shares vest ratably over the Trust’s 2016 fiscal year, February 1, 2015 through January 31, 2016, at a rate of approximately 500 shares per month. On February 5, 2015, the Trust granted 3,000 restricted shares with the aggregate grant date fair value of $8,0400 per grant to Mr. Pelegrin as compensation. These shares vest ratably from February 1, 2015 through July 31, 2015, at a rate of approximately 500 shares per month. These shares were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). Appropriate restructure legends will be imprinted on the back of each stock certificate.

For stock option grants during the first six months of fiscal 2016, see Note 3, “Stock-Based Compensation.”

For sales of units in the Tucson St. Mary’s entity that could potentially be convertible into shares of Beneficial Interest of the Trust, see Note 6, “Sale of Ownership Interests in Subsidiaries”. These sales are made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (a) (2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Change in Terms Agreement and Acknowledgement by Guarantors, dated May 28, 2015, executed by the Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015

10.2	Amended Tucson Saint Mary’s Hospitality LLC Restructuring Agreement, dated April 24, 2015 and amended May 30, 2015, executed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC and Tucson Saint Mary’s Suite Hospitality LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015)

10.3	Change in Terms Agreement, dated June 15, 2015, executed by the InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as borrower, in favor of RepublicBankAZ, N.A. as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2015)

10.4	Real Estate Purchase Agreement, effective July 1, 2015, executed by the Tucson Saint Mary’s Suite Hospitality, LLC, as Seller, and Lee & J Hospitality, Inc., as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015)

10.5	Change in Terms Agreement, dated July 7, 2015, executed by InnSuites Hospitality Trust/Yuma Hospitality Properties Limited Partnership and Republic Bank AZ (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2015)

10.6	Change in Terms Agreement and Acknowledgement by Guarantors, dated August 11, 2015, executed by the Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2015).

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: September 11, 2015	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated: September 11, 2015	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

