Form 10-Q
period 2015-10-31
INNSUITES HOSPITALITY TRUST
filed 2015-12-15
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 14, 2015: 9,455,613.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2015	JANUARY 31, 2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,575,410	$147,684
Accounts Receivable, including $42,760 and $79,366 from related parties and net of Allowance for Doubtful Accounts of $509 and $1,417 as of October 31, 2015 and January 31, 2015, respectively	62,495	117,903
Advances to Affiliates - Related Party	-	1,236
Note Receivable - Related Party	24,651	-
Prepaid Expenses and Other Current Assets	18,503	30,098
Current Assets of Discontinued Operations and Assets Held for Sale	1,687,900	836,350
Total Current Assets	3,368,959	1,133,271
Hotel Properties, net	4,924,403	5,101,715
Property, Plant and Equipment, net	132,397	76,092
Noncurrent assets of Discontinued Operations and Assets Held for Sale	13,815,269	20,716,731
TOTAL ASSETS	$22,241,028	$27,027,809

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$742,629	$690,352
Current Portion of Mortgage Notes Payable, net of Discount of $600 as of October 31, 2015 and January 31, 2015, respectively	128,361	122,605
Current Portion of Notes Payable to Banks, net of Discount of $0 and $14,700 as of October 31, 2015 and January 31, 2015, respectively	566,335	567,791
Line of Credit - Related Party	-	262,659
Current Portion of Other Notes Payable	55,746	469,842
Current Liabilities of Discontinued Operations and Assets Held for Sale	1,701,835	8,097,352
Total Current Liabilities	3,194,906	10,210,601
Mortgage Notes Payable, net of discount of $15,821 and $17,624 as of October 31, 2015 and January 31, 2015, respectively	4,995,027	5,094,597
Other Notes Payable	15,709	55,827
Noncurrent Liabilities of Discontinued Operations and Assets Held for Sale	8,461,521	8,701,557
TOTAL LIABILITIES	16,667,163	24,062,582

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 16,951,319 and 16,845,846 shares issued and 8,698,135 and 8,265,102 shares outstanding at October 31, 2015 and January 31, 2015, respectively	17,012,161	13,812,470
Treasury Stock, 8,608,711 and 8,580,744 shares held at cost at October 31, 2015 and January 31, 2015, respectively	(12,269,589)	(12,193,491)
TOTAL TRUST SHAREHOLDERS’ EQUITY	4,742,572	1,618,979
NON-CONTROLLING INTEREST	831,293	1,346,248
TOTAL EQUITY	5,573,865	2,965,227
TOTAL LIABILITIES AND EQUITY	$22,241,028	$27,027,809

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$2,310,605	$1,772,178
Food and Beverage	24,580	28,895
Management and Trademark Fees	171,030	208,967
Other	182,321	65,425
TOTAL REVENUE	2,688,536	2,075,465

OPERATING EXPENSES
Room	668,491	615,879
Food and Beverage	47,457	59,198
Telecommunications	10,322	16,273
General and Administrative	1,655,808	1,619,513
Sales and Marketing	387,705	378,896
Repairs and Maintenance	225,451	222,848
Hospitality	107,273	96,976
Utilities	149,365	146,340
Hotel Property Depreciation	377,376	375,911
Real Estate and Personal Property Taxes, Insurance and Ground Rent	87,100	82,713
Other	2,505	5,144
TOTAL OPERATING EXPENSES	3,718,853	3,619,691
OPERATING LOSS	(1,030,317)	(1,544,226)
Interest Income	349	669
Interest Income on Advances to Affiliates - Related Party	-	3,372
Interest Income on Note Receivable - Related Party	-	1,850
TOTAL OTHER INCOME	349	5,891
Interest on Mortgage Notes Payable	195,747	219,454
Interest on Notes Payable to Banks	38,674	24,264
Interest on Other Notes Payable	5,183	16,364
Interest on Line of Credit - Related Party	13,439	-
TOTAL INTEREST EXPENSE	253,043	260,082
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND GAIN ON DISPOSAL OF ASSETS	(1,283,011)	(1,798,417)
Income Tax Provision	(71,571)	(80,000)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	(1,354,582)	(1,878,417)
Discontinued Operations and Assets Held for Sale, Net of Non-Controlling Interest	(230,462)	616,170
Gain on Disposal of Discontinued Operations	2,351,817	-
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	2,121,355	616,170
CONSOLIDATED NET INCOME (LOSS) TOTAL	$766,773	$(1,262,247)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(55,876)	$(27,501)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$822,649	$(1,234,746)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.20)	$(0.19)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – BASIC AND DILUTED	$0.16	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,269,827	8,404,071

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$700,976	$471,969
Food and Beverage	5,598	11,133
Management and Trademark Fees	42,886	64,528
Other	14,084	23,986
TOTAL REVENUE	763,544	571,616

OPERATING EXPENSES
Room	201,976	169,251
Food and Beverage	16,498	16,415
Telecommunications	2,764	5,169
General and Administrative	509,575	372,223
Sales and Marketing	145,247	157,156
Repairs and Maintenance	72,635	52,397
Hospitality	28,565	32,216
Utilities	57,528	56,219
Hotel Property Depreciation	122,891	122,974
Real Estate and Personal Property Taxes, Insurance and Ground Rent	28,996	30,994
Other	846	568
TOTAL OPERATING EXPENSES	1,187,521	1,015,582
OPERATING LOSS	(423,977)	(443,966)
Interest Income	342	669
Interest Income on Advances to Affiliates - Related Party	-	2,487
Interest Income on Note Receivable - Related Party	-	-
TOTAL OTHER INCOME	342	3,156
Interest on Mortgage Notes Payable	65,812	74,255
Interest on Notes Payable to Banks	10,002	7,420
Interest on Other Notes Payable	1,331	9,130
Interest on Line of Credit - Related Party	5,349	(5,602)
TOTAL INTEREST EXPENSE	82,494	85,203
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND GAIN ON DISPOSAL OF ASSETS	(506,129)	(526,013)
Income Tax Provision	-	-
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	(506,129)	(526,013)
Discontinued Operations and Assets Held for Sale, Net of Minority Interest	(508,007)	(145,038)
Gain on Disposal of Discontinued Operations	2,351,817	-
CONSOLIDATED NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	1,843,810	(145,038)
CONSOLIDATED NET INCOME (LOSS)	$1,337,681	$(671,051)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(39,336)	$(220,886)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,377,017	$(450,165)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.12)	$(0.03)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – BASIC AND DILUTED	$0.15	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,260,759	8,429,172

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2015

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2015	8,265,102	$13,812,470	8,580,744	$(12,193,491)	$1,618,979	1,346,248	$2,965,227
Net Income (Loss)	-	822,649	-	-	822,649	(55,876)	766,773
Purchase of Treasury Stock	(27,967)	-	27,967	(76,098)	(76,098)	-	(76,098)
Shares of Beneficial Interest Issued for Services Rendered	21,000	44,880	-	-	44,880	-	44,880
Sale of Stock	440,000	1,100,000	-	-	1,100,000	-	1,100,000
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	1,799,699	1,799,699
Distribution to Non-Controlling Interests	-	-	-	-	-	(1,026,616)	(1,026,616)
Reallocation of Non-Controlling Interests and Other	-	1,232,162	-	-	1,232,162	(1,232,162)	-
Balance, October 31, 2015	8,698,135	$17,012,161	8,608,711	$(12,269,589)	$4,742,572	$831,293	$5,573,865

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$766,773	$(1,262,247)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided by Operating Activities:
Stock-Based Compensation	44,880	27,500
(Recovery of) Provision For Uncollectible Receivables	(8,638)	6,465
Hotel Property Depreciation	1,036,642	1,332,530
Amortization of Debt Discounts and Deferred Financing Fees	69,486	86,986
Gain on Disposal of Assets	(2,351,817)	-
Changes in Assets and Liabilities:
Accounts Receivable	303,891	275,200
Prepaid Expenses and Other Assets	48,983	152,475
Accounts Payable and Accrued Expenses	(310,542)	(164,091)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(400,342)	454,818

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(1,317,284)	(1,077,180)
Cash Received From Sale of Hotel Property	4,712,611	-
Change in Restricted Cash	-	108,748
Lendings on Advances to Affiliates - Related Party	-	(259,059)
Collections on Advances to Affiliates - Related Party	1,236	188,800
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,396,563	(1,038,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(507,626)	(7,868,899)
Borrowings on Mortgage Notes Payable	-	5,700,000
Payments on Notes Payable to Banks	(2,299,648)	(3,294,343)
Borrowings on Notes Payable to Banks	1,591,153	4,197,801
Payments on Line of Credit - Related Party	(2,475,321)	(1,466,640)
Borrowings on Line of Credit - Related Party	1,933,611	2,614,748
Lendings on Note Receivable - Related Party	(30,000)	(994,311)
Collections on Note Receivable - Related Party	5,349	915,000
Payments on Other Notes Payable	(454,215)	(69,696)
Borrowings on Other Notes Payable	-	27,000
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	1,799,699	1,584,792
Sale of Stock	1,100,000	-
Distributions to Non-Controlling Interest Holders	(1,026,616)	(535,045)
Repurchase of Treasury Stock	(76,098)	(176,646)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(439,712)	633,761
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,556,509	49,888
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	507,686	395,903
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,064,195	$445,791

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2015 AND JANUARY 31, 2015

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2015 AND 2014

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2015, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly in and through a partnership interest, four hotels with an aggregate of 576 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider our Tucson, Arizona hotels and our hotel located in Albuquerque, New Mexico, to be moderate or limited service establishments. Our other two properties are full service hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of October 31, 2015 and January 31, 2015. The Trust’s weighted average ownership for the nine month period ended October 31, 2015 and 2014 was 72.11% and 72.06%, respectively. As of October 31, 2015, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona, and a 51.65% interest in an InnSuites® hotel located in Ontario, California. As of October 31, 2015, the Trust owned a direct 50.93% interest in a Yuma, Arizona hotel property, and a direct 50.91% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On October 31, 2015 and January 31, 2015, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units, respectively. Additionally, as of both October 31, 2015 and January 31, 2015, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on October 31, 2015, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of October 31, 2015 and January 31, 2015, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

As of October 31, 2015, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth, with an amount receivable of $24,651. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. The highest amount outstanding on the Demand/Revolving Line of Credit/Promissory Note for the quarter ended October 31, 2015 was $637,270.

With approximately $3.0 million of cash and cash equivalents as of October 31, 2015, with $1.5 million of additional equity raised on November 30, 2015, and with the continued availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year.

There can be no assurance that we will be successful in obtaining extensions, raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The two southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those two southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

Revenues primarily consist of room rentals, food and beverage sales, management and trademark fees and other miscellaneous revenues from our properties. Revenues are recorded when rooms are occupied and when food and beverage sales are delivered. Management and trademark fees from hotels include a monthly accounting fee and a percentage of hotel room revenues for managing the daily operations of the Hotels and the two hotels owned by affiliates of Mr. Wirth. IBC Development revenues are recognized after services are rendered by the IBC member hotel.

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

At the beginning of each nine period ended October 31, 2015 and 2014, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,684,069 and 3,693,972, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the nine month period ended October 31, 2015 and 2014. Therefore no reconciliation of basic and diluted income per share is presented.

SEGMENT REPORTING

During the fourth quarter of fiscal year 2015, the Trust determined that its operations are comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in four hotel properties with an aggregate of 576 suites in Arizona, southern California and New Mexico, and the IBC Developments segment serving 6,500 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States, and the southern Arizona market. Consistent with the change in reportable segments, the Trust revised its prior period financial information for the new segment structure. Historical financial information presented in this Form 10-Q reflects this change. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Developments in that segment. Included in these costs are sales, marketing and technology development costs.

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

The Chief Operating Decision Maker (“CODM”), the Trust’s CEO, Mr. Wirth, does not see any value in allocating costs for items not directly attributable to the IBC Developments segment for several reasons. The first is that the Trust’s base business is the Hotel Operations & Corporate Overhead segment, and the majority of the expenses of the Trust would continue even if the Trust was not in the reservation business. If the Trust were to allocate general expenses to the reservation business based on some allocation method (e.g., on sales), it would not improve the value of segment reporting, but it would only serve to make the results of the Hotel Operations & Corporate Overhead segment look better and give investors a false sense of the profitability of the Hotel Operations & Corporate Overhead segment without the IBC Developments segment. The CODM wants to understand the true investment in the reservation business and that result is delivered by allocating only costs directly associated with the IBC Developments segment. By retaining the remainder of costs not associated with the IBC Developments segment in the Hotel Operations & Corporate Overhead segment, the Trust is able to compare the Hotel Operations & Corporate Overhead segment to historical figures where the bulk of the business was only that segment of operations to gauge relative efficiency of the Hotel Operations & Corporate Overhead segment as compared to historical norms.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region therefore, no income statement or balance sheet information by geographical region is provided.

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the nine months ended October 31, 2015, the Trust recognized expenses of $44,880 related to stock-based compensation. The Trust issued 21,000 restricted shares with a total market value of $57,120 in the first fiscal quarter of fiscal year 2016 as compensation to its four outside Trustees for fiscal year 2016. On a monthly basis through January 31, 2016, these shares vest at a rate of approximately 500 shares for each outside Trustee.

The following table summarizes restricted share activity during the nine months ended October 31, 2015:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2015	-	-
Granted	21,000	$2.72
Vested	(16,500)	$2.72
Forfeited	-	-
Balance of unvested awards at October 31, 2015	4,500	$2.72

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

Stock options will become immediately vested in full if, prior to a vesting date (i) the grantee ceases to be employed by the Trust or its subsidiaries by reason of death or disability or (ii) a change of control occurs while the grantee is employed by the Trust or any of its subsidiaries. Vested tranches become exercisable as set forth below to the extent that the GAAP pre-tax profit of IBC Hotels LLC is greater than or equal to the performance objective for the applicable performance period, as described below.

Performance Period	Performance Objective	Exercisable
(Fiscal Year Ending)	(GAAP pre-tax profit of IBC Hotels LLC)	Tranche(s)
1/31/2016	$60,000	A
1/31/2017	$200,000	A and B
1/31/2018	$400,000	A, B, and C

On February 5, 2015, the Board of Trustees of the Trust granted to Pamela Barnhill, President, Vice Chairperson of the Board of Trustees and Chief Operating Officer of the Trust and IBC Hotels Founder and President, pursuant to the 2015 Plan and 2015 Plan Agreement, an option to purchase of 1,000,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, Marc Berg, Executive Vice President and Trustee and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Plan and 2015 Plan Agreement, each an option of the Trust to purchase 60,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust also granted to each of our Trustees who are expected to continue to serve on the Board of Trustees through the vesting period, an option to purchase 10,000 Shares of Beneficial Interest of the Trust and also granted to key operational staff options to purchase Shares of Beneficial Interest. The number of options granted to each key operational staff was based on InnSuites employment history and their direct IBC Hotels involvement. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016. The options are subject to shareholder approval. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory.

4. RELATED PARTY TRANSACTIONS

On January 1, 2012, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth Financial, LLC (“Rare Earth”), depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bore interest at 7.0% per annum, was interest only quarterly and was set to mature on January 31, 2015. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was amended on July 1, 2014 to extend the maturity date to March 31, 2015, and increase the maximum borrowing capacity from $1,000,000 to $1,400,000. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of July 31, 2015, the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full and is closed. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable.

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

The above Demand/Revolving Line of Credit/Promissory Note or Note Receivable is presented as one line item on the balance sheet and totaled a receivable of $24,651  and payable of $541,710 at October 31, 2015 and January 31, 2015, respectively.

On October 7, 2015, the Trust entered into a certain Securities Purchase Agreement with Rare Earth, Charles E. Strickland and Minda L. Soller and Guy Hayden III for the sale of the aggregate number of 440,000 Shares of Beneficial Interest of the Trust, at a purchase price of $2.50 per Share, for the gross aggregate proceeds of $1,100,000 to the Trust. Pursuant to the Agreement, Rare Earth, whose managing member is James F. Wirth, the Chairman and Chief Executive Officer of the Trust, purchased 200,000 Shares of Beneficial Interest of the Trust on the same terms and conditions as the other purchasers. Rare Earth is wholly owned by Mr. Wirth and his family members, including Pamela Barnhill, Vice Chairperson and President of the Trust.

As of October 31, 2015 and January 31, 2015, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.80% of the total outstanding Partnership units. As of October 31, 2015 and January 31, 2015, Mr. Wirth and his affiliates held 6,153,276 and 6,053,276, respectively, Shares of Beneficial Interest in the Trust, which represented 67.54% and 73.2%, respectively, of the total issued and outstanding Shares of Beneficial Interest . For the nine months ending October 31, 2015 and for the fiscal year ending January 31, 2015, Mr. Wirth’s affiliates paid the Trust $193,360 and $278,210 respectively for management and licensing fees. As of October 31, 2015 and January 31, 2015, Mr. Wirth’s affiliates were owed a net $24,651 and $0 to the Trust which is recorded as a receivable on the Trust’s financial statements.

See “Related Party Transactions” footnote in our Form 10-K Annual Report filed on April 30, 2015 with the Securities Exchange Commission and our Note 7 – “Sale of Ownership Interests in Subsidiaries.”

5. NOTES PAYABLE

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of October 31, 2015, the business loan balance has been paid in full.

On July 24, 2014, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a $451,560 business loan, including $25,560 of loan fees, with American Express Bank, FSB (the “St. Mary’s Merchant Agreement”) with a maturity date of July 24, 2015. The St. Mary’s Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 17% of the St. Mary’s American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2015, the business loan balance has been paid in full.

On August 19, 2014, Ontario Hospitality Properties, LP (“Ontario entity”), a subsidiary of the Trust, entered into a $477,000 business loan, including $27,000 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 19, 2015. The Ontario Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 27% of the Ontario American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2015, the business loan has been paid in full.

On September 16, 2014, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $415,520 business loan, including $23,250 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of September 16, 2015. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2015, the business loan balance has been paid in full.

On October 24, 2014, Albuquerque Suite Hospitality, LLC, a subsidiary of the Trust, entered into a $318,000 business loan, including $18,000 of loan fees, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with an maturity date of October 24, 2015. This loan was paid off in full on November 20, 2015. The maturity date of this loan is estimated based on the anticipated credit card receipts throughout the loan period. The Albuquerque Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2015, the business loan balance was approximately $15,270.

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of October 31, 2015, the non-revolving note payable balance was approximately $566,000.

6. SALE OF STOCK

On October 7, 2015, the Trust entered into a certain Securities Purchase Agreement with Rare Earth, Charles E. Strickland and Minda L. Soller and Guy Hayden III for the sale of the aggregate number of 440,000 Shares of Beneficial Interest of the Trust, at a purchase price of $2.50 per Share, for the gross aggregate proceeds of $1,100,000 to the Trust. Pursuant to the Agreement, Rare Earth, whose managing member is James F. Wirth, the Chairman and Chief Executive Officer of the Trust, purchased 200,000 Shares of Beneficial Interest of the Trust on the same terms and conditions as the other purchasers. Rare Earth is wholly owned by Mr. Wirth and his family members, including Pamela Barnhill, Vice Chairperson and President of the Trust.

7. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (“Ontario entity”), and Yuma Hospitality Properties, Limited Partnership (the “Yuma” entity), which sales are described in detail in the Form 10-K Annual Report filed with the Securities Exchange Commission on April 30, 2015. Additionally, the Trust has sold non-controlling interest for the Tucson St. Mary’s Suite Hospitality LLC (the “Tucson St. Mary’s entity”) which have been returned back in full as of October 31, 2015. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in each entity and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

During the nine months ended October 31, 2015, there were no Class A, B or C units of the Albuquerque entity sold. As of October 31, 2015 and January 31, 2015, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other third parties held a 48.91% interest, or 268 Class A units. As of October 31, 2015, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $187,000, to the Trust of approximately $195,000, and to Mr. Wirth and his affiliates of approximately $1,000 per year payable quarterly for calendar year 2016.

During the nine months ended October 31, 2015, there were no Class A, B or C units sold of the Tucson entity. As of October 31, 2015 and January 31, 2015, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.39% interest, or 11 Class C units, and other parties held a 47.60% interest, or 377 Class A units. As of October 31, 2015, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $264,000, to the Partnership of approximately $283,000 and to Rare Earth of approximately $8,000 per year payable quarterly for calendar year 2016.

During the nine months ended October 31, 2015, there was one Class A unit of the Ontario entity sold at $10,000 per unit, no Class B units sold and no Class C units sold. As of October 31, 2015, the Partnership held a 51.65% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.63% interest through Rare Earth, or 35 Class C units, and other parties held a 44.72% interest, or 431.25 Class A units. As of January 31, 2015, and after the recognition of upward adjustments to certain of the unit holders, as specified by the March 24, 2014 restructuring agreement, the Partnership held a 51.71% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.64% interest through Rare Earth, or 35 Class C units, and other parties held a 44.65% interest, or 430 Class A units. As of October 31, 2015 the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $302,000, to the Partnership of approximately $349,000 and to Rare Earth of approximately $25,000 per year payable quarterly for calendar years 2016 and 2017.

During the nine months ended October 31, 2015, there were 172.50 Class A units sold and 9 Class C units sold of the Yuma entity sold, at $10,000 per unit, all of which were sold from the Trust. As of October 31, 2015, the Trust held a 50.93% ownership interest, or 407.40 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 1.25% interest, or 10 Class C units, and other parties held a 47.83% interest, or 382.60 Class A units. As of January 31, 2015, the Trust held a 73.61% ownership interest, or 588.90 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.13% interest, or 1 Class C unit, and other parties held a 26.26% interest, or 210.10 Class A units. As of October 31, 2015, the Yuma entity has discretionary Priority Return payments to unrelated unit holders of approximately $268,000, to the Trust of approximately $285,000 and to Rare Earth of approximately $7,000 per year payable quarterly for calendar years 2016, 2017, 2018, 2019 and 2020.

On April 24, 2015, the Trust and the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units for $10,000 per unit in the Tucson St. Mary’s entity for $10,000 per unit, which operates one of the Tucson, Arizona hotel properties, then wholly-owned by the Partnership. Under the agreement, the Partnership agreed to either purchase or bring in other investors to purchase up to 350 units, which represents approximately 50.07% of the outstanding partnership units, on a post-transaction basis, and the parties agreed to restructure the limited liability agreement of the Tucson St. Mary’s entity. The Board of Trustees approved this restructuring on April 24, 2015. Under the restructured limited liability agreement, the Partnership was confirmed as the Administrative Member of the Tucson St. Mary’s entity but Rare Earth could be elected in the future as Administrative Member without consent of the Partnership. All membership interests are entitled to receive priority distributions annually of $700 per $10,000 interest from May 15, 2015 through April 20, 2020. Priority distributions will be paid first to Class A interests, second to Class B interests, third to Class C interests and are cumulative. After April 30, 2020, all membership interests will be entitled to annual distributions of $700 per $10,000 interest, which will be cumulative. Subject to shareholder approval, the holders of Class A units may convert all of part of their investment at any time up to January 31, 2018 into 2,857 Shares of Beneficial Interest for each $10,000 interest subject to shareholder approval and other required approvals (“conversion feature”). Thereafter each $10,000 interest is convertible into 2,500 Shares of Beneficial Interest of the Trust. On May 30, 2015, the restructuring agreement was amended to clarify the requirement that the shareholders must approve the conversion feature which is not perfunctory.

During the nine months ended October 31, 2015, there were 64 Class A units sold and 100 Class C units sold of the Tucson St. Mary’s entity for total proceeds of $640,000 attributable to Class A units sold and $1,000,000 attributable to Class C units sold. On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which the Trust received in cash. The Trust used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. As of October 31, 2015, the Partnership held a 100% ownership interest, or 223 Class B units, in the Tucson St. Mary’s entity.

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $608,135 and $423,512 in cash for interest for the nine months ended October 31, 2015 and 2014, respectively for continuing operations. Additionally, $4,712,611 was paid out of escrow for the principal pay down of the St. Mary’s mortgage.

9. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground lease for the nine months ended October 31, 2015 and 2014 was $110,137 and $111,387, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expires in 2017. The Trust recorded $21,200 and $24,698 of general and administrative expense related to the lease during the nine months ended October 31, 2015 and 2014, respectively. The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2016	$35,840
FY 2017	144,335
FY 2018	127,725
FY 2019	113,508
FY 2020	113,508
FY 2021	113,508
Thereafter	5,700,329
Total	$6,348,753

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of October 31, 2015 and January 31, 2015.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $248,287 and $259,651 for the nine months ended October 31, 2015 and 2014, respectively.

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

10. SEGMENT REPORTING

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

Information relative to the Trust’s reportable segments for continuing operations, for which there is no intersegment revenues, is as follows:

STATEMENT OF OPERATIONS	NINE MONTHS ENDED OCTOBER 31, 2015
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$2,543,585	$144,951	$2,688,536
Loss From Operations	(801,194)	(229,123)	(1,030,317)

STATEMENT OF OPERATIONS	NINE MONTHS ENDED OCTOBER 31, 2014
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$2,060,172	$15,293	$2,075,465
Loss From Operations	(1,321,134)	(223,092)	(1,544,226)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED OCTOBER 31, 2015
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$751,801	$11,743	$763,544
Loss From Operations	(284,895)	(139,082)	(423,977)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED OCTOBER 31, 2014
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$565,276	$6,340	$571,616
Loss From Operations	(300,891)	(143,075)	(443,966)

11. SALE OF TUCSON SAINT MARY’S SUITE HOSPITALITY PROPERTY

On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which the Trust received in cash. The Trust used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. For the nine months ended October 31, 2015, Tucson St. Mary’s had approximately $2,855,000 of revenue, and approximately $3,333,000 of operating expenses. As of October 31, 2015, Tucson St. Mary’s had approximately $1,362,000  of current assets consisting primarily of cash and receivables, and approximately $42,000 of current liabilities consisting of accounts payables and accrued expenses. During the nine months ended October 31, 2015, and October 31, 2014, depreciation/amortization and capital expenses were approximately $233,000 and $341,000, respectively. In addition, there were no significant non-cash operating and investing activities during such period. See our Note 7 – “Sale of Ownership Interests in Subsidiaries” for information about investing activities during the nine months ended October 31, 2015 for the Tucson St Mary’s hotel.

12. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties. Except for the Yuma, hotel property, the Trust listed each of the properties with a local successful real estate hotel broker and Management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not likely be withdrawn. On October 14, 2015, the Trust sold its Tucson St Mary’s hotel to an unrelated third party.

Except for the Yuma hotel property, the Company has recognized the sale of the Tucson St. Mary’s hotel and the reclassification of three of its hotels into discontinued operations and assets held for sale in accordance with Accounting Standards Codification (ASC) No. 205-20, Discontinued Operations. As such, the historical results of these hotels have been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

Discontinued operations in the nine months ended October 31, 2015 and October 31, 2014 primarily consists of all hotels operational revenues and expenses except our Yuma hotel property and does not include the sale proceeds and profit from the sale of our Tucson St Mary’s hotel.

The following unaudited financial information presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for the nine months ended October 31, 2015 and the fiscal year ended January 31, 2015 as well as the statements of operations for the nine months and three months ended October 31, 2015 and the nine months and three months ended October 31, 2014.

	OCTOBER 31, 2015	JANUARY 31, 2015
	(UNAUDITED)	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,488,785	$360,002
Accounts Receivable	114,602	354,447
Prepaid Expenses and Other Current Assets	84,513	121,901
Total Current Assets of Discontinued Operations and Assets Held for Sale	1,687,900	836,350
Noncurrent assets of Discontinued Operations and Assets Held for Sale	13,815,269	20,716,731
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$15,503,169	$21,553,081

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,363,967	$1,956,488
Current Portion of Mortgage Notes Payable	322,598	5,202,978
Current Portion of Notes Payable to Banks	15,270	658,835
Line of Credit - Related Party	-	279,051
Total Current Liabilities of Discontinued Operations and Assets Held for Sale	1,701,835	8,097,352
Noncurrent Liabilities of Discontinued Operations and Assets Held for Sale	8,461,521	8,701,557
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$10,163,356	$16,798,909

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$8,123,053	$8,334,730
Food and Beverage	754,196	728,139
Management and Trademark Fees	-	-
Other	69,625	96,923
TOTAL REVENUE	8,946,874	9,159,792

OPERATING EXPENSES
Room	2,846,502	2,302,533
Food and Beverage	717,061	604,670
Telecommunications	5,955	6,788
General and Administrative	1,012,191	1,026,561
Sales and Marketing	593,836	568,201
Repairs and Maintenance	787,377	689,151
Hospitality	609,082	574,222
Utilities	873,705	867,695
Hotel Property Depreciation	659,266	956,619
Real Estate and Personal Property Taxes, Insurance and Ground Rent	558,153	645,476
Other	25,057	8,810
TOTAL OPERATING EXPENSES	8,688,185	8,250,726
OPERATING INCOME	258,689	909,066
Interest Income on Advances to Affiliates - Related Party	-	2,512
TOTAL OTHER INCOME	-	2,512
Interest on Mortgage Notes Payable	410,515	267,006
Interest on Notes Payable to Banks	78,636	28,402
TOTAL INTEREST EXPENSE	489,151	295,408
CONSOLIDATED NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE, NET OF NON-CONTROLLING INTEREST	$(230,462)	$616,170

	FOR THE THREE MONTHS ENDED OCTOBER 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	2,171,208	2,405,128
Food and Beverage	146,578	174,530
Management and Trademark Fees	-	-
Other	15,946	27,628
TOTAL REVENUE	2,333,732	2,607,286

OPERATING EXPENSES
Room	1,047,783	739,811
Food and Beverage	190,607	190,837
Telecommunications	314	1,988
General and Administrative	310,618	334,286
Sales and Marketing	175,875	176,061
Repairs and Maintenance	233,497	200,401
Hospitality	178,890	166,496
Utilities	319,664	301,353
Hotel Property Depreciation	-	317,604
Real Estate and Personal Property Taxes, Insurance and Ground Rent	234,536	246,618
Other	12,933	(1,058)
TOTAL OPERATING EXPENSES	2,704,717	2,674,397
OPERATING LOSS	(370,985)	(67,111)
Interest Income on Advances to Affiliates - Related Party	-	-
TOTAL OTHER INCOME	-	-
Interest on Mortgage Notes Payable	118,074	16,748
Interest on Notes Payable to Banks	18,948	61,179
TOTAL INTEREST EXPENSE	137,022	77,927
CONSOLIDATED NET LOSS BEFORE DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE, NET OF NON-CONTROLLING INTEREST	$(508,007)	$(145,038)

13. SUBSEQUENT EVENTS

On November 9, 2015, Ontario Hospitality Properties LLLP, a subsidiary of InnSuites Hospitality Trust (the “Trust”), entered into a Purchase and Sale Agreement (“Sale Agreement”) to sell its Best Western InnSuites Ontario Hotel and Suites property to Bong Choi and/or Assignee (“Buyer”) an unrelated third party to the Trust for $14.8 million with an estimated close on February 1, 2016 subject to IHT Board of Trustees approval, Ontario Hospitality Properties LLLP partners approval, a financing contingency and the buyer property review.

On November 30, 2015, the Trust, in an equity private placement, sold 704,225 Shares of Beneficial Interest of the Trust to Rare Earth Financial, LLC (“REF”) at $2.13 per share which was the closing price of the stock on November 30, 2015. REF is owned by Mr. James Wirth, Chairman and CEO, Mrs. Gail Wirth, Mr. Wirth’s spouse, and their four children including Pamela Barnhill, the Trust’s President and Vice Chairperson of the Board. On November 30, 2015, both the Audit Committee and Board of Trustees of the Trust, after carefully reviewing the related party issues of this transaction, approved this private placement with approval from the NYSE MKT on the Trust’s NYSE MKT Listing Application. This private placement was conducted in reliance on as exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Trust believes that with this private placement and the controlling equity of approximately $4.74 million as of October 31, 2015, the Trust will meet the NYSE MKT Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2015.

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

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

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly-owned subsidiary of the Trust. We believe based on the cyclical nature of the hotel market, over the next six to twelve months is the best time for us to sell our hotel properties to maximize shareholder value. As of October 31, 2015, IBC Hotels provided services to approximately 6,500 hotels. During the fiscal year ending January 31, 2014, IBC Hotels formed a marketing alliance with ILIA.

We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers. We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the same timeframe. For each reservation, IBC Hotels receives a 10% transactional fee plus reimbursement of our credit card processing fees associated with the reservation. We cannot provide any assurance that our plans will be successful or in line with our expectations.

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

The tables below provides book values, mortgage balances and listed asking price for the one remaining hotel in continued operations and the three remaining hotels in discontinued operations.

Continued Operations
Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Yuma	$4,924,403	$5,123,388	$12,500,000

Discontinued Operations
Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,266,852	$-	$6,950,000
Ontario	6,083,405	5,450,289	16,900,000
Tucson Oracle	6,465,012	3,333,830	10,900,000
	$13,815,269	$8,784,119	$34,750,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties. The Listed Asking Price for the Ontario property reflects the original listed asking price and not the price we have agreed to sell the property.

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties. Except for the Yuma, hotel property, the Trust listed each of the properties with a local successful real estate hotel broker and Management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not likely be withdrawn. The Trust also believes that the sale of these hotel properties will probably occur within one year based on feedback received by our local hotel real estate property professional brokers and the Trust has engaged hotel real estate brokers who specialize in the selling/buying hotel real estate properties.

On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which the Trust received in cash. The Trust used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements.

On November 9, 2015, Ontario Hospitality Properties LLLP, a subsidiary of InnSuites Hospitality Trust (the “Trust”), entered into a Purchase and Sale Agreement (“Sale Agreement”) to sell its Best Western InnSuites Ontario Hotel and Suites property to Bong Choi and/or Assignee (“Buyer”) an unrelated third party to the Trust for $14.8 million with an estimated close on February 1, 2016 subject to IHT Board of Trustees approval, Ontario Hospitality Properties LLLP partners approval, a financing contingency and the buyer property review. There can be no assurance that the sale of this property will be completed on the terms currently contemplated in the Sale Agreement, prior to or on the estimated closing date, or at all.

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

On November 30, 2015, the Trust through an equity private placement, sold 704,225 Shares of Beneficial Interest of the Trust to Rare Earth Financial, LLC (“REF”) at $2.13 per share which was the closing price of the stock on November 30, 2015. REF is owned by Mr. James Wirth, Chairman and CEO, Mrs. Gail Wirth, Mr. Wirth’s spouse, and their four children including Pamela Barnhill, the Trust’s President and Vice Chairperson of the Board. On November 30, 2015, both the Audit Committee and Board of Trustees of the Trust, after carefully reviewing the related party issues of this transaction, approved this private placement pending approval from the NYSE MKT on the Trust’s NYSE MKT Listing Application. The Trust believes that with this private placement and the non-controlling equity of approximately $4.6 million as of October 31, 2015, the Trust will meet the NYSE MKT Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide.

The Trust will continue to be subject to periodic reviews by the NYSE MKT’s staff during the plan of compliance review period. Failure to make progress consistent with the plan or regain compliance with all continued listing standards of the NYSE MKT by the end of the plan period could result in the Trust being delisted from the NYSE MKT.

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

A reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the nine and three months ended October 31, 2015 and 2014 follows:

	Nine Months Ended October 31,
	2015	2014
Net income (loss) attributable to controlling interests	$822,649	$(1,234,746)
Add back:
Depreciation from Continuing Operations	377,376	375,911
Interest expense from Continuing Operations	253,043	260,082
Non-controlling interest from Continuing Operations	(55,876)	(27,501)
Taxes from Continuing Operations	71,571	80,000
Less:
Interest income from Continuing Operations	(349)	(5,891)
ADJUSTED EBITDA	$1,468,414	$(552,145)

	Three Months Ended October 31,
	2015	2014
Net income (loss) attributable to controlling interests	$1,377,017	$(450,165)
Add back:
Depreciation from Continuing Operations	122,891	122,974
Interest expense from Continuing Operations	82,494	85,203
Non-controlling interest from Continuing Operations	(39,336)	(220,886)
Taxes from Continuing Operations	-	-
Less:
Interest income from Continuing Operations	(342)	(3,156)
ADJUSTED EBITDA	$1,542,724	$(466,030)

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

A reconciliation of FFO to net income attributable to controlling interests for the nine and three months ended October 31, 2015 and 2014 follows:

	Nine Months Ended October 31,
	2015	2014
Net income (loss) attributable to controlling interest	$822,649	$(1,234,746)
Add back:
Depreciation from Continuing Operations	377,376	375,911
Non-controlling interest from Continuing Operations	(55,876)	(27,501)
FFO	$1,144,149	$(886,336)

	Three Months Ended October 31,
	2015	2014
Net income (loss) attributable to controlling interest	$1,377,017	$(450,165)
Add back:
Depreciation from Continuing Operations	122,891	122,974
Non-controlling interest from Continuing Operations	(39,336)	(220,886)
FFO	$1,460,572	$(548,077)

RESULTS OF CONTINUING OPERATIONS

Our operating expenses from continuing operations consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the first nine months of fiscal year 2016, occupancy increased 3.88% to 63.10% from 59.22% in the first nine months of the prior fiscal year. ADR increased by $6.71, or 10.2%, to $72.74 during the first nine months of fiscal year 2016 from $66.03 in the first nine months of fiscal year 2015. The significant increase in occupancy and the increased ADR resulted in an increase in REVPAR of $6.79, or 17.4%, to $45.90 in the first nine months of fiscal year 2016 from $39.11 in the first nine months of fiscal year 2015. Due to an improving economy and replacement of our government business in our Yuma, Arizona property and significant refurbishment completed in the prior fiscal year ending January 31, 2015, we were able to increase our daily rate coupled with an increase in occupancy.

The following table shows certain historical financial and other information for the periods indicated for our Yuma, Arizona property:

	For the Nine Months Ended
	October31,
	2015	2014
Occupancy	63.10%	59.22%
Average Daily Rate (ADR)	$72.74	$66.03
Revenue Per Available Room (REVPAR)	$45.90	$39.11

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2015 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2014

A summary of total operating results of the Trust for the nine months ended October 31, 2015 and 2014 is as follows:

	2015	2014	Change	% Change
Total Revenues from Continuing Operations	$2,688,536	$2,075,465	$613,071	29.5%
Operating Expenses from Continuing Operations	(3,718,853)	(3,619,691)	99,162	2.7%
Operating Loss from Continuing Operations	(1,030,317)	(1,544,226)	513,909	33.3%
Interest Income from Continuing Operations	349	5,891	(5,542)	-94.1%
Interest Expense from Continuing Operations	(253,043)	(260,082)	(7,039)	-2.7%
Income Tax Provision from Continuing Operations	(71,571)	(80,000)	(8,429)	-10.5%
Consolidated Net Loss from Continuing Operations	$(1,354,582)	$(1,878,417)	$523,835	27.9%
Consolidated Net Income from Discontinued Operations and Assets Held for Sale	$2,121,355	$616,170	$1,505,185	-244.3%

Our overall results for the first nine months of fiscal year 2016 were positively affected by a slight increase in revenues which included our growing IBC Hotels division.

A summary of operating results by segment for the nine months ended October 31, 2015 and 2014 is as follows:

	2015	2014
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$2,543,585	$2,060,172	$483,413	23.5%
Operating Expenses from Continuing Operations	(3,344,779)	(3,381,306)	(36,527)	-1.1%
Operating Loss from Continuing Operations	(801,194)	(1,321,134)	519,940	39.4%
Interest Income from Continuing Operations	349	5,891	(5,542)	-94.1%

Interest Expense from Continuing Operations	(253,043)	(260,082)	(7,039)	-2.7%
Income Tax Provision from Continuing Operations	(71,571)	(80,000)	(8,429)	-10.5%
Net Loss from Continuing Operations	$(1,125,459)	$(1,655,325)	$529,866	-32.0%

	2015	2014
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$144,951	$15,293	$129,658	847.8%
Operating Expenses	(374,074)	(238,385)	135,689	56.9%
Operating Loss	(229,123)	(223,092)	(6,031)	-2.7%
Interest Income	-	-	-	0.0%

Interest Expense	-	-	-	0.0%
Income Tax Provision	-	-	-	0.0%
Net Loss	$(229,123)	$(223,092)	$(6,031)	-2.7%

REVENUE – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment – Continuing Operations

For the nine months ended October 31, 2015, we had total revenue from continuing operations for this segment of approximately $2,545,000 compared to approximately $2,060,000 for the nine months ended October 31, 2014, an increase of approximately $485,000. With an improved economy in the Yuma, Arizona market, we realized an overall 30.4% increase in room revenues during the first nine months of fiscal year 2016 as room revenues were approximately $2,311,000 for the first nine months of fiscal year 2016 as compared to approximately $1,772,000 during the first nine months of fiscal year 2015. Food and beverage revenue was approximately $25,000 for the first nine months of fiscal year 2016 as compared to approximately $29,000 for the first nine months of fiscal year 2015, a decrease of approximately $4,000. During the remainder of fiscal year 2016, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 18.2% decrease in management and trademark fee revenues during the first nine months of fiscal year 2016 as management and trademark revenues were approximately $171,000 during the first nine months of fiscal year 2016 as compared to approximately $209,000 during first nine months of fiscal year 2015. Management and trademark fee revenues decreased during first nine months of fiscal year 2016 as Mr. Wirth and his affiliates sold a hotel in Fort Worth, Texas which was managed by the Trust. During the remainder of fiscal year 2016, we expect management and trademark fee revenues to decrease as compared to fiscal year 2015 as management and trademark revenues are primarily collected from Mr. Wirth’s hotels.

IBC Developments Segment – Continuing Operations

For the nine months ended October 31, 2015, we had total revenue for this segment of approximately $145,000 compared to approximately $15,000 for the nine months ended October 31, 2014, an increase of approximately $130,000. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth.

EXPENSES – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment – Continuing Operations

Total operating expenses for this segment of approximately $3,345,000 for the nine months ended October 31, 2015 reflect an increase of approximately $36,000 compared to total operating expenses of approximately $3,381,000 for the nine months ended October 31, 2014. The increase was primarily due to an increase in operating expenses at the hotel properties for our rooms, food and beverage, repairs and maintenance, general and administrative and hospitality expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $668,000 for the nine months ended October 31, 2015 compared to approximately $616,000 for the nine months ended October 31, 2014, approximately a $52,000, or 8.5%, increase in costs. Management elected to continue its deep clean program and repair the hotel property rooms even though occupancy increased, which, we believe, should increase the marketability of our Yuma, Arizona property.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small occasional banquet events. For the nine months ended October 31, 2015, food and beverage expenses were approximately $47,000 as compared to approximately $59,000 for the nine months ended October 31, 2014, an decrease of approximately $12,000, or 19.8%. The decrease during the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014, corresponded with a decrease in revenues and less small occasional banquets.

General and Administrative expenses were approximately $1,656,000 for the nine months ended October 31, 2015, an increase of approximately $36,000 from the general and administrative expenses for the nine months ended October 31, 2014 of approximately $1,620,000. Management continues to explore and look for general and administrative cost cutting opportunities.

Interest expenses were approximately $253,000 for the nine months ended October 31, 2015, a decrease of approximately $7,000 from the interest expenses for the nine months ended October 31, 2014 of approximately $260,000. The decrease was primarily due a payoff of our American Express note payables.

IBC Developments Segment – Continuing Operations

Total expenses for this segment, which are comprised primarily of general and administrative and sales and marketing expense of approximately $374,000 for the nine months ended October 31, 2015, reflect an increase of approximately $136,000, as compared to total expenses of approximately $238,000 for the nine months ended October 31, 2014. During the nine months ending October 31, 2015, we expanded our sales and marketing efforts by creating several marketing alliances, increased the number of sales resources to expand our IBC Hotels network and focused our resources on the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND GAIN ON DISPOSAL OF ASSETS

We had a consolidated net loss before income tax provision, discontinued operations, assets held for sale and gain on disposal of assets of approximately $1,283,000 for the nine months ended October 31, 2015, compared to approximately $1,798,000 for the nine months ended October 31, 2014. For the nine months ended October 31, 2015, after deducting income tax provision of approximately $72,000, after deducting discontinued operations and assets held for sale, net of minority interest of approximately $230,000, and adding gain on disposal of discontinued operations of approximately $2,352,000, the consolidated net income was approximately $767,000. For the nine months ended October 31, 2014, after deducting income tax provision of $80,000 and after adding discontinued operations and assets for sale, net of minority interest of approximately $616,000, the consolidated net loss was approximately $1,262,000, an increase of approximately $2,029,000. This improvement was attributable to the gain on disposal of assets (the Tucson St. Mary’s Hotel) offset by the discontinued operations for the nine months ended October 31, 2015. Basic and diluted net loss from continued operations per share was $0.20 and $0.19 for the nine months ended October 31, 2015 and 2014, respectively. Basic and diluted net income from discontinued operations per share was $0.16 and $0.01 for the nine months ended October 31, 2015 and 2014, respectively.

REVENUE – DISCONTINUED OPERATIONS

Hotel Operations & Corporate Overhead Segment – Discontinued Operations

For the nine months ended October 31, 2015, we had total revenue from discontinued operations for this segment of approximately $8,947,000 compared to approximately $9,160,000 for the nine months ended October 31, 2014, a decrease of approximately $213,000. With an extensive remodel at our Ontario, California property, we realized an overall 2.5% decrease in room revenues during the first nine months of fiscal year 2016 as room revenues were approximately $8,123,000 for the first nine months of fiscal year 2016 as compared to approximately $8,335,000 during the first nine months of fiscal year 2015. Food and beverage revenue was approximately $754,000 for the first nine months of fiscal year 2016 as compared to approximately $728,000 for the first nine months of fiscal year 2015, an increase of approximately $26,000. During the remainder of fiscal year 2016, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 28.2% decrease in management and trademark fee revenues during the first nine months of fiscal year 2016 as management and trademark revenues were approximately $70,000 during the first nine months of fiscal year 2016 as compared to approximately $97,000 during first nine months of fiscal year 2015. Management and trademark fee revenues decreased during first nine months of fiscal year 2016 as Mr. Wirth and his affiliates sold a hotel in Fort Worth, Texas which was managed by the Trust. During the remainder of fiscal year 2016, we expect management and trademark fee revenues to decrease as compared to fiscal year 2015 as management and trademark revenues are primarily collected from Mr. Wirth’s hotels.

EXPENSES – DISCONTINUED OPERATIONS

Hotel Operations & Corporate Overhead Segment – Discontinued Operations

Total operating expenses for this segment of approximately $8,688,000 for the nine months ended October 31, 2015 reflect an increase of approximately $437,000 compared to total operating expenses of approximately $8,251,000 for the nine months ended October 31, 2014. The increase was primarily due to an increase in operating expenses at the hotel properties for our rooms, food and beverage, repairs and maintenance, and hospitality expenses offset by a decrease in general and administrative expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $2,847,000 for the nine months ended October 31, 2015 compared to approximately $2,303,000 for the nine months ended October 31, 2014, approximately a $544,000, or 23.6%, increase in costs. Management elected to continue its deep clean program, completed a significant product improvement in our Ontario, California hotel property and repair the hotel property rooms even though occupancy increased, which, we believe, should increase the marketability of our hotel properties.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2015, food and beverage expenses were approximately $717,000 as compared to approximately $605,000 for the nine months ended October 31, 2014, an increase of approximately $112,000, or 18.6%. The increase during the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014, corresponded with an increase in food and beverage revenues and additional labor costs incurred. Management is reviewing these additional expenses and implementing cost control strategies.

General and Administrative expenses were approximately $1,012,000 for the nine months ended October 31, 2015, an decrease of approximately $15,000 from the general and administrative expenses for the nine months ended October 31, 2014 of approximately $1,027,000. Management continues to explore and look for general and administrative cost cutting opportunities.

Interest expenses were approximately $489,000 for the nine months ended October 31, 2015, an increase of approximately $194,000 from the interest expenses for the nine months ended October 31, 2014 of approximately $295,000. The increase was primarily due an additional American Express note payables existed during the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2014

A summary of total operating results of the Trust for the three months ended October 31, 2015 and 2014 is as follows:

	2015	2014	Change	% Change
Total Revenues from Continuing Operations	$763,544	$571,616	$191,928	33.6%
Operating Expenses from Continuing Operations	(1,187,521)	(1,015,582)	171,939	16.9%
Operating Loss from Continuing Operations	(423,977)	(443,966)	19,989	4.5%
Interest Income from Continuing Operations	342	3,156	(2,814)	-89.2%
Interest Expense from Continuing Operations	(82,494)	(85,203)	(2,709)	-3.2%
Income Tax Provision from Continuing Operations	-	-	-	0.0%
Consolidated Net Loss from Continuing Operations	$(506,129)	$(526,013)	$19,884	3.8%
Consolidated Net Income (Loss) from Discontinued Operations and Assets Held for Sale	$1,843,810	$(145,038)	$1,988,848	1371.3%

Our overall results for the three months ended October 31, 2015 as compared to the three months ended October 31, 2014 were positively affected by an increase in room revenues primarily due to the additional business in the Yuma, Arizona market and our growing IBC Hotels division.

	2015	2014
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$751,801	$556,323	$195,478	35.1%
Operating Expenses from Continuing Operations	(1,036,696)	(777,197)	(259,499)	-33.4%
Operating Loss from Continuing Operations	(284,895)	(220,874)	(64,021)	-29.0%
Interest Income from Continuing Operations	342	4,581	(4,239)	-92.5%
Interest Expense from Continuing Operations	(82,494)	(208,657)	126,163	60.5%
Income Tax Provision from Continuing Operations	-	-	-	0.0%
Net Loss from Continuing Operations	$(367,047)	$(424,950)	$57,903	13.6%

	2015	2014
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$11,743	$6,340	$5,403	85.2%
Operating Expenses	(150,825)	(149,415)	(1,410)	-0.9%
Operating Loss	(139,082)	(143,075)	3,993	2.8%
Interest Income	-	-	-	0.0%
Interest Expense	-	-	-	0.0%
Income Tax Provision	-	-	-	0.0%
Net Loss	$(139,082)	$(143,075)	$3,993	2.8%

REVENUE – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment – Continuing Operations

For the three months ended October 31, 2015, we had total revenue of approximately $752,000 compared to approximately $556,000 for the three months ended October 31, 2014, an increase of approximately $196,000. With an improved economy and an improved Yuma, Arizona hotel product based on our significant property improvements made during the fiscal year ending January 31, 2015, we realized a 48.5% increase in room revenues during the three months ended October 31, 2015 as room revenues were approximately $701,000 as compared to approximately $472,000 during the three months ended October 31, 2014. Food and beverage revenue was approximately $6,000 for the three months ended October 31, 2015 as compared to approximately $11,000 for the three months ended October 31, 2014, a decrease of approximately $5,000. During the remainder of fiscal year 2016, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We realized a 33.5% decrease in management and trademark fee revenues during the three months ended October 31, 2015 compared to the three months ended October 31, 2014 as management and trademark revenues were approximately $43,000 and $65,000, respectively. During the remainder of fiscal year 2016, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected from Mr. Wirth’s historically three and now two hotels.

IBC Developments Segment

For the three months ended October 31, 2015, we had total revenue for this segment of approximately $12,000 compared to approximately $6,000 for the three months ended October 31, 2014, an increase of approximately $6,000. We anticipate strong growth in this segment over the next several fiscal years, but can provide no assurances regarding such growth.

EXPENSES – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

Total operating expenses of approximately $1,037,000 for the three months ended October 31, 2015 reflect an increase of approximately $260,000 compared to total operating expenses of approximately $777,000 for the three months ended October 31, 2014. The increase was primarily due to an increase in general and administrative expenses at corporate.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $202,000 for the three months ended October 31, 2015 compared to approximately $169,000 for the three months ended October 31, 2014, representing approximately a $33,000, or 19.3%, increase in costs. Management elected to continue its deep clean program and repair the hotel property rooms even though occupancy remained steady, which, we believe, should increase the marketability of our properties.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small occasional banquet events. For the three months ended October 31, 2015 and for the three months ended October 31, 2014, food and beverage expenses were steady at approximately $16,000.

General and administrative expenses, consisting of salaries and general overhead of the Trust, were approximately $510,000 for the three months ended October 31, 2015 compared to approximately $372,000 for the three months ended October 31, 2014, representing approximately a $138,000, or 36.9%, increase in costs. Management elected to continue its deep clean program and repair the hotel property rooms even though occupancy remained steady, which, we believe, should increase the marketability of our properties.

No income tax provision was expensed for either the three months ended October 31, 2015 or the three months ended October 31, 2014. Management evaluated the income tax liability that exists as of October 31, 2015 and determined that no additional income tax provision was required even though Management expects capital gains resulting from the gain on the disposal of assets for the three months ended October 31, 2015.

IBC Developments Segment

Total expenses, which are comprised primarily of general and administrative and sales and marketing expense of approximately $151,000 for the three months ended October 31, 2015, reflect a small increase of approximately $2,000, as compared to total expenses of approximately $149,000 for the three months ended October 31, 2014. During the fiscal quarter ending October 31, 2015, we expanded our sales and marketing efforts by creating several marketing alliances and focused our resources on the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND GAIN ON DISPOSAL OF ASSETS

We had a consolidated net loss before income taxes provision, discontinued operations and gain on disposal of assets of approximately $506,000 for the three months ended October 31, 2015, compared to approximately $526,000 for the three months ended October 31, 2014. After deducting discontinued operations of approximately $508,000 for the three months ended October 31, 2015, and approximately $145,000 for the three months ended October 31, 2014, and adding gain on disposal of assets of approximately $2,352,000 for the three months ended October 31, 2015, the Trust had approximately $1,377,000 consolidated net income for the three months ended October 31, 2015 compared with a consolidated net loss of approximately $671,000, an improvement of approximately $2,048,000. This improvement was attributable to the gain on disposal of assets (the Tucson St. Mary’s Hotel) offset by the discontinued operations for the three months ended October 31, 2015. Basic and diluted net loss from continued operations per share was $0.12 and $0.03 for the three months ended October 31, 2015 and 2014, respectively. Basic and diluted net income from discontinued operations per share was $0.15 for the three months ended October 31, 2015 compared with basic and diluted net loss from discontinued operations per share was $0.03 for the three months ended October 31, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

As of October 31, 2015, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth, with an amount receivable of $24,651. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. The highest amount outstanding on the Demand/Revolving Line of Credit/Promissory Note for the quarter ended October 31, 2015 was $637,270.

With approximately $3.0 million of cash and cash equivalents as of October 31, 2015, with $1.5 million of additional equity raised on November 30, 2015, and with the continued availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in fiscal year 2015, which could result in higher revenues and operating margins in 2016. We expect the major challenge for the remaining three months of fiscal year 2016 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash (used in) provided by operating activities totaled approximately ($400,000) and $455,000 for the nine months ended October 31, 2015 and October 31, 2014, respectively. Refer to the discussion below for the change in the net cash (used in) provided by operating activities.

Consolidated net income was approximately $767,000 for the nine months ended October 31, 2015 and consolidated net loss was approximately $1,262,000 for the nine months ended October 31, 2014, respectively. The differences in consolidated net income for the nine months ended October 31, 2015 and 2014 are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income to net cash provided by (used in) operating activities for the nine months ended October 31, 2015 and 2014, respectively, consist primarily of changes in the gain on disposal of assets of our Tucson St. Mary’s Hotel of approximately ($2,351,000), cumulative changes in assets and liabilities for accounts payable and accrued expenses of approximately ($311,000) and approximately ($164,000) for the nine months ended October 31, 2015 and 2014, respectively.

Net cash provided by (used in) investing activities was approximately $3,397,000 and ($1,039,000) for the nine months ended October 31, 2015 and 2014, respectively. The additional net cash used by investing activities was primarily due to the sale of the St Mary’s hotel property, changes in improvements and additions to hotel properties.

Net cash (used in) provided by financing activities totaled approximately ($440, 000) and $634,000 for the nine months ended October 31, 2015 and 2014, respectively. The increase in cash used was primarily due to the increase in principal payments on mortgage notes payable, payments on notes payable to banks, and increased distributions to non-controlling interest holders offset by an increase in payments on line of credit – related party and proceeds from sale of non-controlling ownership interest in subsidiary.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of October 31, 2015, there were no monies held in these accounts, which are usually reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2015 and 2014, the Hotels and Corporate office spent approximately $1,317,000 and $1,077,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2016 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2015. Repairs and maintenance were charged to expense as incurred and approximated $1,013,000 and $912,000 for nine months ending October 31, 2015 and 2014, respectively.

We have minimum debt payments of approximately $198,000 and approximately $702,000 due during fiscal years 2016 and 2017, respectively. Minimum debt payments due during fiscal year 2016 include approximately $119,000 of mortgage notes payable.

As of October 31, 2015, we had mortgage notes payable, net of discounts, of approximately $13,908,000 outstanding with respect to the Hotels, approximately $97,000 in gross short term secured promissory notes with a credit card merchant processor, approximately $566,000 in an unsecured non-revolving note payable, approximately $16,000 in an unsecured promissory note to a unrelated party, and approximately $74,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

SEASONALITY

The Hotels’ operations historically have been somewhat seasonal. The two southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at the three southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	our ability to consummate the sale of the InnSuites Ontario Hotel and Suites property;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cybersecurity attacks; and

●	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the notes to unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended October 31, 2015, the Trust acquired 6,211 Shares of Beneficial Interest in open market transactions at an average price of $2.79 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 99,952 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

August 1 - August 31, 2015	1,941	$2.75	1,941	104,222
September 1 - September 30, 2015	3,312	$2.82	3,312	100,910
October 1 - October 31, 2015	958	$2.73	958	99,952
Total	6,211		6,211

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

As previously announced, on October 26, 2015, the Board of Trustees determined that the Trust’s 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”) will be held on December 22, 2015 at the Trust’s corporate offices located at 1625 E. Northern Avenue, Suite # 105, Phoenix, Arizona 85020, at 10 a.m., local time. The record date for determining shareholders entitled to notice of, and to vote at, the 2015 Annual Meeting was set as November 24, 2015. The proxy materials for the meeting have been mailed to shareholders.

Because the 2015 Annual Meeting will be held more than 30 days after the anniversary of the 2014 Annual Meeting of Shareholders, we have previously informed shareholders of the revised deadlines for the submission of shareholder proposals. Any shareholder proposal to be considered for inclusion in our proxy materials for the 2015 Annual Meeting had to be submitted to the Trust a reasonable time before we began printing and sending proxy materials (that is, no later than November 2, 2015). For the 2015 Annual Meeting, any proposal that a shareholder desired to present at the 2015 Annual Meeting, but not submitted for inclusion in the Trust’s proxy materials, had to be submitted to the Trust a reasonable time before we sent the proxy materials (that is, no later than November 10, 2015).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Securities Purchase Agreement, dated October 7, 2015, executed by InnSuites Hospitality Trust and the purchasers set forth therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2015)

10.2	Real Estate Purchase Agreement, dated November 9, 2015, executed by Bong Choi and/or Assignee and Ontario Hospitality Properties LLLP (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2015)

10.3	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015)

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated:	December 15, 2015	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated:	December 15, 2015	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

