Form 10-K
period 2016-01-31
INNSUITES HOSPITALITY TRUST
filed 2016-04-29
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2015, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE MKT: $5,878,624

Number of Shares of Beneficial Interest outstanding as of April 19, 2016: 8,817,803

Documents incorporated by reference:  Portions of the following documents are incorporated by reference:  Proxy Statement for 2016 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1979; however, the Trust is not a real estate investment trust for federal taxation purposes. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites® Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns interests in and operates four hotels, provides management services for a total of six hotels, and provides trademark license services for a total of seven hotels. At January 31, 2016, the Trust owned a 72.11% sole general partner interest in the Partnership, which controlled a 51.01% interest in one InnSuites hotel located in Tucson, Arizona, and controlled a 51.65% interest in one InnSuites hotel located in Ontario, California. We anticipate to sell one or more of our hotels by January 31, 2017.

The Trust also owned a direct 50.93% interest in one InnSuites hotel located in Yuma, Arizona and owned a direct 50.91% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all four InnSuites hotels are hereinafter referred to as the “Hotels”). InnSuites Hotels, a wholly-owned subsidiary of the Trust, provides management services for the Hotels and two hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. InnSuites Hotels also provides trademark and licensing services to the Hotels, two hotels owned by affiliates of Mr. Wirth and one unrelated hotel property. In addition, we provide additional services in our other business segment as reservations services for 6,300 unrelated hotel properties. The Trust has approximately 300 employees.

The Hotels have an aggregate of 576 hotel suites and operate as moderate and full-service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth. The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high-speed hard wired and wireless Internet access and coffee makers in each studio or two-room suite.

The Trust believes that a significant opportunity for revenue growth and profitability will arise from the skillful management of the Trust’s Hotels or managed hotel properties for both increased occupancy and rates. The Trust’s primary business objective is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders. The Trust seeks to achieve this objective through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites® hotels and the “InnSuites Boutique Hotel Collection” brands in the southwestern region of the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

In furtherance of our strategic plan, we have significantly expanded InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of InnSuites Hospitality Trust, which has a network of approximately 6,300 members representing 170 countries and over 2,000,000 rooms and suites. During the fiscal year ended January 31, 2014, IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (“ILIA”). We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program. IBC Hotels charges a 10% booking fee, which we believe increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. IBC Hotels is dedicated to providing guests with a unique, non-cookie cutter hotel experience in addition to providing value-added amenities and resort locations to its guests. IBC Hotels has an InnDependent InnCentives travel rewards program that provides a free stay at any worldwide IBC Hotel of the guests’ choice after booking 12 nights on IBC Hotels’ website. In addition, on January 8, 2016, IBC Hotels purchased substantially all of the assets of International Vacation Hotels, a technology company located in Dallas, Texas, which provides reservation services to over 600 independent international hotels. For more information about the acquisition of International Vacation Hotels, see Note 27 of our Consolidated Financial Statements - “Acquisition of International Vacation Hotels”.

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the two hotels owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the two hotels owned by Mr. Wirth are 3% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the two hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels, at no additional charge.

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the Hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $331,000 and $342,000 for fiscal years ended January 31, 2016 and 2015, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal year ending January 31, 2017 (“fiscal year 2017”) to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets. While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

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

IBC Hotels provides a variety of brand-like services without the cost or hassle of a brand for a month-to-month agreement to independent hotels, which make up approximately one-half of the worlds hotels (not including B&Bs and rentals). These services include but are not limited to: web/mobile site presence, hotel app, booking engine, loyalty program along with strategic partnerships that provide metasite channels, fast-tracked financing, purchasing, IT services, training and education and integrations to a variety of service providers including rental cars and tours as well as property management and additional distribution.

While the travel landscape is competitive in itself, each one of the services has provided by IBC Hotels its own competitive landscape. Online travel agencies (OTAs) continue to fight for the unwashed customer looking for the occasional booking and hotels to push excess inventory. Brands have historically had solid demand due to their loyalty programs and consistent product offerings along with powerful education and training programs. Technology and tourism companies have powerfully operated in their segment without much cross-over. Independent hotels have historically had trouble getting financing and purchasing power without a large brand or management contract.

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

Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including swimming pool chemicals or hazardous substances or biological waste) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury death and/or property damage resulting from contamination at or emanating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owners’ ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The two southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at the two southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The two hotels located in California and New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

Item 2. PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020 in a space leased by the Trust from a third party. All of the Hotels are operated as InnSuites® Hotels, while all Hotels are also marketed as Best Western® Hotels. All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION / ADDITION	MOST RECENT RENOVATION (1)	PERCENT OWNERSHIP BY THE TRUST

InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel	101	1975/1985	2005	50.91	%(2)

InnSuites Hotel and Suites Tucson Oracle Best Western Hotel	159	1981/1983	2006	36.78	%(3)

InnSuites Hotels and Suites Yuma Best Western Hotel	166	1982/1984	2014	50.93	%(4)

InnSuites Hotels and Suites Ontario Airport Best Western Hotel	150	1990	2015	37.24	%(5)

Total Suites	576

(1) The Trust defines a renovation as the remodeling of more than 10% of a property’s available suites in a fiscal year.

(2) The Trust owns a direct 50.91% interest in the InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel.

(3) The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 72.11% general partner interest in the Partnership.

(4) The Trust holds a direct 50.93% ownership interest in the InnSuites Hotels and Suites Yuma Best Western Hotel.

(5) The Partnership owns a 51.65% interest in the InnSuites Hotel and Suites Ontario Airport Best Western Hotel. The Trust owns a 72.11% general partner interest in the Partnership.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” herein for a discussion of occupancy rates at the Hotels.

See Note 11 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” herein for a discussion of mortgages encumbering the Hotels.

See Note 21 to the Trust’s Consolidated Financial Statements – “Commitments and Contingencies” for a discussion of the lease for our corporate headquarters and the non-cancellable ground lease to which our Albuquerque Hotel is subject.

Item 3. LEGAL PROCEEDINGS

The Trust is not a party to, nor are any of its properties subject to, any material litigation or environmental regulatory proceedings. See Note 21 to Trust’s Consolidated Financial Statements – “Commitments and Contingencies”.

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE MKT under the symbol “IHT.” On April 19, 2016, the Trust had 8,817,803 shares outstanding. As of April 24, 2016, there were 362 holders of record of our Shares of Beneficial Interest.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE MKT, as well as dividends declared thereon:

Fiscal Year 2016	High	Low	Dividends

First Quarter	$3.27	$2.03	-

Second Quarter	$2.96	$2.21	-

Third Quarter	$3.10	$2.32	-

Fourth Quarter	$2.65	$2.08	$0.01

Fiscal Year 2015	High	Low	Dividends

First Quarter	$2.59	$1.45	-

Second Quarter	$2.31	$1.75	-

Third Quarter	$3.09	$1.61	-

Fourth Quarter	$3.32	$1.99	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth. In the fiscal years ended 2016 and 2015, the Trust paid dividends of $0.01 per share in the fourth quarter of each year. The Trust has paid dividends each fiscal year since its inception in 1971 and the Trust expects comparable cash dividends will continue to be paid in the future.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the fiscal year ended January 31, 2016, the Trust acquired 34,602 Shares of Beneficial Interest in open market transactions at an average price of $2.67 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 93,317 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

November 1 - November 30, 2015	1,696	$2.53	1,696	98,256
December 1 - December 31, 2015	2,883	$2.39	2,883	95,373
January 1 - January 31, 2016	2,056	$2.50	2,056	93,317
Total	6,635		6,635

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during fiscal year 2016. These rants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

For stock option grants during fiscal 2016, see Note 26 to our Consolidated Financial Statements - “Stock Options.”

For the issuance of Shares of Beneficial Interest by the Trust in connection with the acquisition of International Vacation Hotels, see Note 27 to our Consolidated Financial Statements – “Acquisition of International Vacation Hotels.” This issuance was made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

For the issuance of Shares of Beneficial Interest by the Trust to Rare Earth Financial, LLC, see Note 18 to our Consolidated Financial Statements – “Other Related Party Transactions.” These issuances were made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

Item 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2016, the Trust had four moderate and full-service hotels with 576 hotel suites. All of our Hotels are branded through membership agreements with Best Western. All Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals and the operation of a reservation system.

Our operations consist of two reportable segments, hotel ownership, which derives its revenue from the operation of the Hotels and reservation services for 6,300 unrelated hotel properties. We provide management services for the Hotels and two hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. We also provide trademark and licensing services to the Hotels, two hotels owned by affiliates of Mr. Wirth and one unrelated hotel property.

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

Although we experienced stronger economic conditions during fiscal year 2016, recent volatility may result in a weakening of the economy during 2017. We expect the major challenge for fiscal year 2017 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. We believe that we have positioned the Hotels to remain competitive through selective refurbishment, by carrying a relatively large number of two-room suites at each location and by maintaining a robust guest Internet access system.

Our strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels. For more information on our strategic plan, including information on our progress in disposing of our hotel properties, see “Future Positioning” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In furtherance of our strategic plan, we have significantly expanded IBC Hotels, a wholly owned subsidiary of InnSuites Hospitality Trust, which provides services to approximately 6,300 properties. We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program. IBC Hotels charges a 10% booking fee, which we believe, increases the independent hotel’s profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. In addition, on January 8, 2016, IBC Hotels and the Trust, purchased substantially all of the assets of International Vacation Hotels, a technology company located in Dallas, Texas which provides reservation services to over 600 independent international hotels. For more information about the acquisition of International Vacation Hotels, see Note 27 of our Consolidated Financial Statements - “Acquisition of International Vacation Hotels”.

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

Throughout Item 7, we refer to continuing and discontinued operations. As discussed, our strategic plan is to no longer be in the business of owning and operating hotels. Accordingly, all hotel properties that are currently held for sale have been included in the discontinued operations throughout the Form 10-K. We have a single hotel property, Yuma that is included in continuing operations until such time as it is in a condition for sale. We expect to have the property for sale by January 31, 2017.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

At January 31, 2016, we owned through our sole general partner’s interest in the Partnership a direct 50.91% interest in the Albuquerque, New Mexico Hotel, and a 50.93% direct interest in the Yuma, Arizona Hotel. Additionally, at January 31, 2016, we, together with the Partnership, owned a 51.01% interest in a hotel located in Tucson, Arizona and a 51.65% interest in a hotel located in Ontario, California. At January 31, 2015, we owned through our sole general partner’s interest in the Partnership a 72.11% interest in the Tucson, Arizona Hotel, direct 50.82% interest in the Albuquerque, New Mexico Hotel, and a 73.61% direct interest in the Yuma, Arizona Hotel. Additionally, at January 31, 2015, we, together with the Partnership, owned a 51.01% interest in another hotel located in Tucson, Arizona and a 51.71% interest in a hotel located in Ontario, California. We purchased 0 and 9,903 Partnership Class A units of our sole general partner interest during the years ended January 31, 2016 and 2015, respectively. On October 14, 2015, the Trust sold its Tucson St Mary’s hotel to an unrelated third party for approximately $9.7 million. For more information about the disposition of the Tucson St Mary’s hotel, see Note 24 of our Consolidated Financial Statements - “Sale of Tucson Saint Mary’s Suite Hospitality Property”.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In fiscal year 2016, occupancy increased 10.2% to 73.36% from 63.16% in the prior fiscal year. ADR increased by $2.74 or 4.04% to $70.59 in fiscal year 2016 from $67.85 in fiscal year 2015. The increased occupancy and ADR resulted in a increase in REVPAR of $8.93 or 20.84% to $51.79 in fiscal year 2016 from $42.86 in fiscal year 2015. The increased occupancy and increased rates reflect a continued stronger economy which has allowed us to increase our rates while increasing our occupancy. We anticipate in the next few fiscal years that steady demand will exist with a significant increase in hotel room supply resulting in additional pressure on the hotel industry to lower rates to maintain current occupancy levels.

The following table shows certain historical financial and other information for the periods indicated:

	For the Twelve Months Ended
	January 31,
	2016	2015
Occupancy	73.36%	63.16%
Average Daily Rate (ADR)	$70.59	$67.85
Revenue Per Available Room (REVPAR)	$51.79	$42.86

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 11 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, 4, 5, 6 and 7 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary,” and “Sale of Ownership Interests in Tucson Saint Mary’s Suite Hospitality”, respectively.

●	For a discussion of other related party transactions, see Note 18 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015.

Overview

A summary of total Trust operating results for the fiscal years ended January 31, 2016 and 2015 is as follows:

	2016	2015	Change	% Change
Total Revenues from Continuing Operations	$3,623,640	$2,845,122	$778,518	27.4%
Operating Expenses from Continuing Operations	(5,003,640)	(4,751,528)	(252,112)	(5.3%)
Operating Loss from Continuing Operations	(1,380,000)	(1,906,406)	526,406	27.6%
Interest Income from Continuing Operations	14,416	6,656	7,760	116.6%
Interest Expense from Continuing Operations	(334,812)	(344,176)	9,364	2.7%
Income Tax Provision from Continuing Operations	(96,963)	(198,647)	101,684	51.2%
Consolidated Net Loss from Continuing Operations	$(1,797,359)	$(2,442,573)	$645,214	26.4%
Consolidated Net Income from Discontinued Operations and Assets Held for Sale	$2,136,799	$201,649	$1,935,150	959.7%

A summary of operating results by segment for the fiscal years ended January 31, 2016 and 2015 is as follows:

	2016	2015
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$3,422,468	$2,824,856	$597,612	21.2%
Operating Expenses from Continuing Operations	(4,505,934)	(4,405,224)	(100,710)	(2.3%)
Operating Loss from Continuing Operations	(1,083,466)	(1,580,368)	496,902	31.4%
Interest Income from Continuing Operations	14,416	6,656	7,760	116.6%
Interest Expense from Continuing Operations	(333,006)	(344,176)	11,170	3.2%
Income Tax Provision from Continuing Operations	(96,963)	(198,647)	101,684	51.2%
Net Loss from Continuing Operations	$(1,499,019)	$(2,116,535)	$617,516	(29.2%)

	2016	2015
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$201,172	$20,266	$180,906	892.7%
Operating Expenses	(497,706)	(346,304)	(151,402)	(43.7%)
Operating Loss	(296,534)	(326,038)	29,504	9.0%
Interest Income	-	-	-	0.0%
Interest Expense	(1,806)	-	(1,806)	(100.0%)
Income Tax Provision	-	-	-	0.0%
Net Loss	$(298,340)	$(326,038)	$27,698	8.5%

Our overall results in fiscal year 2016 were positively affected by an increase in revenues which were reduced by an increase in operating expenses which included our growing IBC Hotels division and our inability to control our income tax expenses.

REVENUE – CONTINUING OPERATIONS:

Hotel Operations & Corporate Overhead Segment – Continuing Operations

Continuing operations consist primarily of our hotel operations at our Yuma, Arizona property. For the twelve months ended January 31, 2016, we had total revenue of approximately $3,422,000 compared to approximately $2,825,000 for the twelve months ended January 31, 2015, an increase of approximately $597,000. After completing our remodel of our Yuma, Arizona property in 2015, we realized a 28% increase in room revenues during fiscal year 2016 as room revenues were approximately $3,115,000 for fiscal year 2016 as compared to approximately $2,428,000 during fiscal year 2015. Food and beverage revenue was approximately $29,000 for fiscal year 2016 as compared to approximately $39,000 during fiscal year 2015, a decrease of approximately $10,000. Our Yuma, Arizona hotel property is a mid-size property with limited food and beverage operations. During fiscal year 2017, we expect occupancy to be steady with additional pressures on our rates and steady food and beverage revenues. We also realized approximately an 20% decrease in management and trademark fee revenues during fiscal year 2016 as management and trademark revenues were approximately $222,000 during fiscal year 2016 as compared to approximately $278,000 during fiscal year 2015. Management and trademark fee revenues decreased during fiscal year 2016 as one of the hotels owned by Mr. Wirth was sold to an unrelated third party. During fiscal year 2017, we expect management and trademark fee revenues to be remain consistent.

IBC Development Segment – Continuing Operations

For the fiscal year ended January 31, 2016, we had total revenue of approximately $227,000 compared to approximately $20,000 for the fiscal year ended January 31, 2015, an increase of approximately $207,000. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurance regarding such growth.

EXPENSES – CONTINUING OPERATIONS:

Hotel Operations & Corporate Overhead Segment– Continuing Operations

Total expenses, including net interest expense and taxes, of approximately $4,936,000 for the fiscal year ended January 31, 2016 reflects an decrease of approximately $12,000 compared to total expenses of approximately $4,948,000 for the fiscal year ended January 31, 2015. The increase was due to an increase in operating expenses at our Yuma, Arizona property which was anticipated based on the significant increase in occupancy at the property during fiscal year 2016.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $883,000 for the fiscal year ended January 31, 2016 compared to approximately $819,000 in the prior year period for approximately $64,000, or 7.8%, increase in costs. Occupancy at the Yuma, Arizona property increased during fiscal year 2016, which resulted in an increase in room expenses.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide guests evening additional alcoholic beverages, dinners, snacks and small banquet events at our Yuma, Arizona property. For the fiscal year ended January 31, 2016, food and beverage expenses were approximately $63,000 as compared to approximately $82,000 for the fiscal year ended January 31, 2015, a decrease of approximately $19,000, or 23%. The decrease in food and beverage expenses corresponded to the decrease in food and beverage revenues.

Telecommunications expense, consisting of telephone and Internet costs, were relatively flat for the fiscal year ended January 31, 2016 at approximately $20,000 as compared to the prior fiscal year ended January 31, 2015 at approximately $21,000. Management anticipates this will be consistent for fiscal year 2017.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $2,013,000 for the fiscal year ended January 31, 2016 increased approximately $37,000 from approximately $2,050,000 for the fiscal year ended January 31, 2015 primarily due to increased bad debt expenses, credit card expenses, professional fees and management fees at our Ontario, California property and our Tucson, Arizona property.

Sales and marketing expense increased approximately $76,000, or 36%, from approximately $211,000 for the fiscal year ended January 31, 2015 to approximately $286,000 for the fiscal year ended January 31, 2016. We added additional sales and marketing personnel to increase sales for the property and we incurred additional sales and marketing fees from Best Western as the property provided guests additional Best Western points to increase guest satisfaction.

Repairs and maintenance expense slightly increased by approximately $22,000 from approximately $285,000 reported for the fiscal year ended January 31, 2015 compared with approximately $307,000 for the fiscal year ended January 31, 2016. The increase was primarily due to additional repairs and maintenance initiatives completed by us in an effort to ensure that our hotel product exceeds our guests’ satisfaction.

Hospitality expense increased by approximately $9,000, or 6.5%, from $139,000 for the fiscal year ended January 31, 2015 to approximately $148,000 for the fiscal year ended January 31, 2016. The increase was primarily due to additional product mix provided during the Hotels’ complimentary happy hour, increased occupancy and continued compliance with food and beverage requirements provided by Best Western.

Utility expenses increased approximately $6,000 from approximately $185,000 reported for the fiscal year ended January 31, 2015 compared with approximately $191,000 for the fiscal year ended January 31, 2016. Increased utility costs occurred in our Yuma, Arizona property due to additional occupancy levels.

Hotel property depreciation expense remained relatively flat at approximately $468,000 for the fiscal year ended January 31, 2016 as compared to approximately $495,000 for the fiscal year ended January 31, 2015.

Real estate and personal property taxes, insurance and ground rent expense remained relatively flat at approximately $110,000 for the fiscal year ended January 31, 2016 as compared to approximately $113,000 for the fiscal year ended January 31, 2015.

Interest expense less interest income is net interest expense. Net interest expense was approximately $320,000 for the fiscal year ended January 31, 2016, a decrease of approximately $16,000 from the prior fiscal year total of approximately $336,000. We continue to work with our lenders to refinance the property loans. With the sale of one of our Tucson, Arizona properties, the trust had additional cash flow available for working capital during the fiscal year ended January 31, 2016 and as a result, interest income increased and interest expenses decreased during fiscal year 2016 resulting in a net interest expense decrease during fiscal year 2016. During fiscal year 2017, we anticipate a decrease in net interest expenses but can provide no assurance that such expenses will not increase.

Income tax provision was approximately $97,000 for the fiscal year ended January 31, 2016, a decrease of approximately $102,000 from the prior fiscal year total of approximately $199,000. Decrease in the income tax provision is primarily due to the decreased sales of ownership interests in our properties during our fiscal year ended January 31, 2016 as compared to the prior fiscal year period. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Development Segment

Total expenses, which were comprised primarily of general and administrative and sales and marketing expenses of approximately $498,000 for the fiscal year ended January 31, 2016 reflects an increase of approximately $151,000 compared to total expenses of approximately $346,000 for the fiscal year ended January 31, 2015.  General and administrative expense increased approximately $249,000, from approximately $31,000 for the fiscal year ended January 31, 2015 to approximately $280,000 for the fiscal year ended January 31, 2016. During the fiscal year ended January 31, 2016, we expanded our general and administrative efforts by adding more reservation agents and focused our resources on the development of technology to meet the independent guest and hotelier needs. Sales and Marketing expense decreased approximately $122,000, from approximately $314,000 for the fiscal year ended January 31, 2015 to approximately $192,000 for the fiscal year ended January 31, 2016. During the fiscal year ended January 31, 2016, we decreased our sales and marketing expenses by decreasing our traditional less effective marketing campaigns and moved to deliver electronic focused marketing campaigns as well as consolidating marketing and sales resources. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

Net Income (Loss):

We had consolidated net income of $339,000 for the fiscal year ended January 31, 2016, compared to consolidated net loss of approximately $2,241,000 in the prior fiscal year. Basic and diluted net loss per share was $(0.22) and $(0.29) for the fiscal year ended January 31, 2016 and 2015, respectively.

REVENUE – DISCONTINUED OPERATIONS:

Hotel Operations & Corporate Overhead Segment – Discontinued Operations

Discontinued operations consists of our hotel operations at our Hotel Tucson City Center InnSuites property in Tucson, Arizona (“Tucson St. Mary’s”), which we sold on October 14, 2015, our remaining Tucson, Arizona property, our Albuquerque, New Mexico property and our Ontario, California property.

For the twelve months ended January 31, 2016, we had total revenue of approximately $10,848,000 compared to approximately $11,828,000 for the twelve months ended January 31, 2015, a decrease of approximately $980,000 due in part to the sale of our Tucson St. Mary’s property.

We realized a 7.6% decrease in room revenues during fiscal year 2016 as room revenues were approximately $9,945,000 for fiscal year 2016 as compared to approximately $10,759,000 during fiscal year 2015. Food and beverage revenue was approximately $811,000 for fiscal year 2016 as compared to approximately $916,000 during fiscal year 2015, a decrease of approximately $105,000. Food and beverage revenues decreased due in part to the sale of one of our Tucson, Arizona properties and continued market oriented pressures in our Ontario, California property. During fiscal year 2017, we expect occupancy to be steady with additional pressures on our rates and steady food and beverage revenues but can provide no assurance that occupancy will not decrease. Other revenue was approximately $92,000 for fiscal year 2016 as compared to approximately $154,000 during fiscal year 2015, a decrease of approximately $62,000. Other revenues decreased due in part to the sale of our Tucson St. Mary’s property.

We anticipate that at least one additional hotel will be sold during fiscal year 2017 but we can provide no assurance that such sale will occur on terms favorable to us or in our expected time frame, or at all. We anticipate steady revenues at each of our remaining hotel properties included in discontinued operations during fiscal year 2017.

EXPENSES – DISCONTINUED OPERATIONS:

Hotel Operations & Corporate Overhead Segment – Discontinued Operations

Overall, we anticipate that at least one additional hotel will be sold during fiscal year 2017. We anticipate expenses to remain steady at each of our remaining hotel properties including discontinued operations during fiscal year 2017 but cannot provide assurance that such expenses will not increase. Total expenses decreased during fiscal year 2016 as compared to fiscal year 2015 as a result of the sale of one of our Tucson, Arizona properties.

Total expenses including net interest expense, of approximately $11,063,000 for the fiscal year ended January 31, 2016 reflects a decrease of approximately $563,000 compared to total expenses of approximately $11,626,000 for the fiscal year ended January 31, 2015. The decrease was due in part to the sale of our Tucson St. Mary’s property.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $3,451,000 for the fiscal year ended January 31, 2016 compared to approximately $3,138,000 in the prior year period for approximately a $313,000, or 10%, increase in costs. Our occupancy at our Ontario, California property increased during fiscal year 2016 which resulted in an increase in room expenses, offset by the sale of our one of our Tucson, Arizona properties.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide guests additional evening alcoholic beverages, dinners, snacks very large banquet events at the hotel property sold in Tucson, Arizona. For the fiscal year ended January 31, 2016, food and beverage expenses were approximately $793,000 as compared to approximately $822,000 for the fiscal year ended January 31, 2015, an decrease of approximately $29,000, or 3.5%. These costs decreased as a direct result of the sale of the Tucson St. Mary’s property.

Telecommunications expense, consisting of telephone and Internet costs, for the fiscal year ended January 31, 2016 were approximately $6,000 as compared to the prior fiscal year ended January 31, 2015 at approximately $10,000, a decrease of approximately $4,000. We anticipates these expenses will continue to decrease as we sell additional hotel properties during the fiscal year ending January 31, 2017.

General and administrative expenses include overhead charges for management and administration of the hotel properties. General and administrative expenses of approximately $1,289,000 for the fiscal year ended January 31, 2016 decreased approximately $81,000 from approximately $1,370,000 for the fiscal year ended January 31, 2015 primarily due to increased bad debt expenses, credit card expenses, professional fees and management fees at our Ontario, California property and our Tucson, Arizona property.

Sales and marketing expense slightly decreased from approximately $791,000 for the fiscal year ended January 31, 2015 to approximately by $788,000 for the fiscal year ended January 31, 2016. Due to additional economic pressures at our remaining Tucson, Arizona property, we added additional sales and marketing resources which increased our sales and marketing expenses. The increase was offset by the sale of our Tucson St. Mary’s property.

Repairs and maintenance expense slightly increased by approximately $20,000 from approximately $958,000 reported for the fiscal year ended January 31, 2015 compared with approximately $978,000 for the fiscal year ended January 31, 2016. The increase was primarily due to additional repairs and maintenance initiatives completed by us in an effort to ensure that our hotel product exceeds our guests’ satisfaction.

Hospitality expense increased by approximately $29,000, or 4%, from $731,000 for the fiscal year ended January 31, 2015 to approximately $760,000 for the fiscal year ended January 31, 2016. The increase was primarily due to additional product mix provided during the Hotels’ complimentary happy hour, increased occupancy and continued compliance with food and beverage requirements provided by Best Western.

Utility expenses decreased approximately $100,000 from approximately $1,129,000 reported for the fiscal year ended January 31, 2015 compared with approximately $1,029,000 for the fiscal year ended January 31, 2016. We incurred decreased utility costs as a result of the sale of our Tucson St. Mary’s property.

Depreciation expense decreased approximately $612,000 from approximately $1,285,000 reported for the fiscal year ended January 31, 2015 compared with approximately $673,000 for the fiscal year ended January 31, 2016. We incurred decreased deprecation expenses as a result of the sale of our Tucson St. Mary’s property and due to the accounting treatment of ceasing depreciation on our remaining discontinued operations hotel properties, which directly attributed to a year over year decrease of approximately $612,000.

Real estate and personal property taxes, insurance and ground rent expense decreased approximately $161,000 from approximately $831,000 reported for the fiscal year ended January 31, 2015 compared with approximately $670,000 for the fiscal year ended January 31, 2016. These expenses decreased as a result of our sale of our Tucson St. Mary’s property.

Interest expenses were approximately $598,000 for the fiscal year ended January 31, 2016, an increase of approximately $62,000 from the prior fiscal year total of approximately $536,000. We continue to work with our lenders to refinance the property loans. During fiscal year 2017, we anticipate interest expenses will decrease with the anticipated sale of additional hotel properties.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead and IBC Development Segments

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns (until its planned sale – as discussed previously) and quarterly distributions from the Tucson, Arizona and Ontario, California properties. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be steady during this coming year; capital improvements are expected to be similar from the prior year. As of January 31, 2016, the Trust did not have an open bank line of credit.

With approximately $2.0 million of cash which includes approximately $200,000 from discontinued operations as of January 31, 2016 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate additional new-build hotel supply during fiscal year 2017 up until the hotel supply inventory has been stabilized during fiscal year 2018. In fiscal year 2017, we anticipate additional pressure on revenues and operating margins. We expect the major challenge for fiscal year 2017 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash used by operating activities totaled approximately $604,000 during fiscal year 2016 as compared to net cash provided by operating activities of approximately $600,000 during the prior fiscal year. The decrease in net cash provided by operating activities was due to adjustments to reconcile net income to net cash used by operating activities.

Consolidated net income was approximately $339,000 for the year ended January 31, 2016 as compared to consolidated net loss for the year ended January 31, 2015 of approximately $2,241,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income and net loss for the years ended January 31, 2016 and 2015, respectively, consist primarily of hotel property depreciation, gain on disposal of assets, and changes in assets and liabilities. Hotel property depreciation was approximately $1,782,000 during fiscal year 2015 compared to approximately $1,178,000 during fiscal year 2016, a decrease of $604,000. During fiscal year 2016, the Trust had a gain on disposal of assets of approximately $2,352,000 which increased the net cash used in operating activities.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $99,000 and $835,000 for the fiscal years ended January 31, 2016 and 2015, respectively. This significant decrease in changes in assets and liabilities for the fiscal year ended January 31, 2016 compared to the fiscal year ended January 31, 2015 was primarily due to our desire to decrease our accounts payable and accrued expenses after the sale of our Tucson St. Mary’s property.

Net cash provided by investing activities totaled approximately $653,000 for the year ended January 31, 2016 compared to net cash used in investing activities totaled of $1,302,000 for the year ended January 31, 2015. The increase in net cash provided by investing activities during fiscal year 2016 was due to the cash received from the sale of our Tucson St. Mary’s hotel property offset by a significant increase in expenditures related to improvements and additions to hotel properties and our purchase of intangibles assets associated with our purchase of International Vacation Hotels in January 2016. Net lending on advances to affiliates – related parties coupled with collections on advances to affiliates – related parties was approximately $971,000 during fiscal year 2016 as compared to approximately $1,000 during fiscal year 2015, which decreased our net cash used in investing activities by approximately $1,956,000 during fiscal year 2016.

Net cash provided by financing activities totaled approximately $1,400,000 and $814,000 for the years ended January 31, 2016 and 2015, respectively. The increase of approximately $1,450,000 was primarily due to the sale of stock, net decrease of payments and borrowings on mortgage notes payable, notes payable to banks and line of credit – related party, note receivable – related party was offset by the decreased proceeds from the sale of non-controlling ownership interest in subsidiary.

Principal payments on mortgage notes payables was approximately $625,000 and approximately $2,153,000 during the fiscal year ended January 31, 2016 and 2015, respectively. During the fiscal year ended January 31, 2015, we paid off our $1.0 million mortgage on our Albuquerque property which increased the amount of principal payments on mortgage notes payables paid. During fiscal year 2017, we anticipate a reduction of principal payments on mortgage notes payables as our mortgages will be paid off with hotel sale proceeds.

Payments on notes payable to banks netted against borrowings on notes payable to banks were approximately $358,000 during the fiscal year ended January 31, 2016 as compared to approximately ($152,000) during the fiscal year ended January 31, 2015. We do not anticipate refinancing any of our hotel properties in fiscal year 2017.

For the fiscal year ended January 31, 2016, payments on line of credit – related party netted against borrowings on line of credit – related party was approximately ($248,000) of net cash used in financing activities as compared to approximately $210,000 of net cash provided by financing activities for the fiscal year ended January 31, 2015. For the fiscal year ended January 31, 2016, lendings on note receivable – related party netted against collections on note receivable – related party was approximately $299,000 of net cash used in financing activities.

For the fiscal year ended January 31, 2016, payments and borrowings on other notes payable was approximately ($471,000) of net cash used in financing activities and approximately $338,000 of net cash provided by financing activities during the fiscal year ended January 31, 2015. During the fiscal year ended January 31, 2016, we continued to pay off American Express merchant processing loans.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $1,540,000 as sales of non-controlling ownership interest was approximately $3,339,000 for the year ended January 31, 2015 and approximately $1,826,000 for the year ended January 31, 2016. During the fiscal year ended January 31, 2016, we primarily sold additional non-controlling interests in our Yuma Hospitality and Tucson Saint Mary’s Suite Hospitality subsidiaries.

With an increase in the Sales of Non-Controlling Ownership Interest in Subsidiaries, an increase in Distributions to Non-Controlling Interest Holders is expected. Distributions to Non-Controlling Interest Holders for the fiscal year ending January 31, 2016 were approximately $1,244,000 as compared to approximately $769,000 for the fiscal year ended January 31, 2015. These Distributions are an offset to the Net Cash Provided by Financing Activities.

The Trust repurchased additional Treasury Stock of approximately $92,000 during the fiscal year ended January 31, 2016 compared with $220,000 for the prior fiscal year ended January 31, 2015. Additional purchases of Treasury Stock is an offset to the Net Cash Provided by Financing Activities.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of January 31, 2016 and 2015, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the fiscal year ended January 31, 2016 and 2015, the Hotels spent approximately $2,126,000 and $1,415,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2017 capital expenditures, we plan on spending less on capital improvements as we have sold our oldest and largest hotel which required significant amounts of capital improvements. Repairs and maintenance were charged to expense as incurred and approximated $307,000 and $285,000 for fiscal years 2016 and 2015, respectively.

We have minimum debt payments of approximately $1,467, 000 and approximately $524,000 due during fiscal years 2017 and 2018, respectively. Minimum debt payments due during fiscal year 2017 include approximately $494,000 of mortgage notes payable, approximately $932,000 notes payable to bank and approximately $40,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

In addition to our mortgage notes payable of approximately $13.9 million outstanding with respect to the Hotels, we also have approximately $932,000 of our non-revolving note payable, approximately $13,000 of an unsecured business loan and approximately $55,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

During the fiscal year ended January 31, 2016, there were 2 Class A units of the Albuquerque entity sold, of which all were entirely purchased from Rare Earth at $10,000 per unit. As of January 31, 2016, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other parties held a 48.91% interest, or 268 Class A units. As of January 31, 2016, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $188,000, to the Trust of approximately $195,000, and to Mr. Wirth and his affiliates of approximately $1,000 per year payable quarterly for calendar year 2016.

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

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on September 14, 2013. The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2016. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year are cumulative until June 30, 2016; however, after June 30, 2016 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

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

During the fiscal year ended January 31, 2016, there were 5 Class A units of the Tucson entity sold, of which all were entirely purchased from Rare Earth at $10,000 per unit. As of January 31, 2016, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.76% interest, or 6 Class C units, and other parties held a 48.23% interest, or 382 Class A units. As of January 31, 2016, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $267,000, to the Partnership of approximately $283,000 and to Rare Earth of approximately $4,000 per year payable quarterly for calendar year 2016.

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

On March 1, 2014, the Trust and Partnership entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Ontario entity for $10,000 per unit. Under the updated restructuring agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 235 (and potentially up to 275 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Ontario entity, on a post-transaction basis, and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on March 24, 2014. The limited partnership interests in the Ontario entity are allocated to three classes with differing cumulative discretionary priority distribution rights through March 31, 2017. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions of $700 per unit per year are cumulative until December 31, 2015; however, after March 31, 2017 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Ontario entity following the March 1, 2014 restructuring. The Trust has paid out $128,000 of the restructuring fee at January 31, 2015 and included the cost in the Sales of Ownership Interest in Subsidiary, net line of the accompanying Consolidated Statements of Shareholders’ Equity. The Ontario entity is required to use its best efforts to pay the priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Ontario, California property.

During the fiscal year ended January 31, 2016, there were 6.25 Class A units of the Ontario entity sold, of which 5 were purchased from Rare Earth at $10,000 per unit. As of January 31, 2016, the Partnership held a 51.65% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.11% interest through Rare Earth, or 30 Class C units, and other parties held a 45.24% interest, or 436.25 Class A units. As of January 31, 2016, the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $305,000, to the Partnership of approximately $349,000 and to Rare Earth of approximately $21,000 per year payable quarterly for calendar years 2016 and 2017.

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

If certain triggering events related to the Yuma entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth will receive a restructuring fee of $350,000, conditioned upon and arising from the sale of the first 150 units in the Yuma entity following the October 24, 2014 restructuring. The Trust has paid out $350,000 of the restructuring fee at January 31, 2016 and included the cost in the Sales of Ownership Interest in Subsidiary, net line of the accompanying Consolidated Statements of Shareholders’ Equity. The Yuma entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Yuma, Arizona property.

During the fiscal year ended January 31, 2016, there were 174.40 Class A units and 7.10 Class C units of the Yuma entity sold at $10,000 per unit, of which all were sold from the Trust. As of January 31, 2016, the Trust held a 50.93% ownership interest, or 407.40 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 1.01% interest, or 8.1 Class C units, and other parties held a 48.06% interest, or 384.50 Class A units. As of January 31, 2016, the Yuma entity has discretionary Priority Return payments to unrelated unit holders of approximately $269,000, to the Trust of approximately $285,000 and to Rare Earth of approximately $6,000 per year payable quarterly for calendar years 2016, 2017, 2018, 2019 and 2020.

SALE OF OWNERSHIP INTERESTS IN TUCSON SAINT MARY’S SUITE HOSPITALITY

On April 24, 2015, the Trust and the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units for $10,000 per unit in the Tucson St. Mary’s entity for $10,000 per unit, which operated one of the Tucson, Arizona hotel properties, then wholly-owned by the Partnership. Under the agreement, the Partnership agreed to either purchase or bring in other investors to purchase up to 350 units, which represents approximately 50.07% of the outstanding partnership units, on a post-transaction basis, and the parties agreed to restructure the limited liability agreement of the Tucson St. Mary’s entity. The Board of Trustees approved this restructuring on April 24, 2015. Under the restructured limited liability agreement, the Partnership was confirmed as the Administrative Member of the Tucson St. Mary’s entity but Rare Earth could be elected in the future as Administrative Member without consent of the Partnership. All membership interests are entitled to receive priority distributions annually of $700 per $10,000 interest from May 15, 2015 through April 20, 2020. Priority distributions will be paid first to Class A interests, second to Class B interests, third to Class C interests and are cumulative. After April 30, 2020, all membership interests will be entitled to annual distributions of $700 per $10,000 interest, which will be cumulative. Subject to shareholder approval, the holders of Class A units may convert all of part of their investment at any time up to January 31, 2018 into 2,857 Shares of Beneficial Interest for each $10,000 interest subject to shareholder approval and other required approvals (“conversion feature”). Thereafter each $10,000 interest is convertible into 2,500 Shares of Beneficial Interest of the Trust. On May 30, 2015, the restructuring agreement was amended to clarify the requirement that the shareholders must approve the conversion feature which is not perfunctory.

During the fiscal year ended January 31, 2016, there were 64 Class A units sold and 100 Class C units sold of the Tucson St. Mary’s entity for total proceeds of $640,000 attributable to Class A units sold and $1,000,000 attributable to Class C units sold. On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which the Trust received approximately $4.6 million, see Note 24, in cash. The Trust used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. As of January 31, 2016, the Partnership held a 100% ownership interest, or 88.5 Class B units, in the Tucson St. Mary’s entity.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE MKT

On September 19, 2014, the NYSE MKT notified the Trust that it was not in compliance with Section 1003(a)(i) of the NYSE MKT Company Guide since it reported Shareholders’ equity of less than $2.0 million at July 31, 2014 and had incurred losses in two of its three fiscal years ended January 31, 2014. The NYSE MKT has accepted the Trusts’ equity expansion compliance plan and has granted the Trust an extension of time until December 29, 2015 to comply with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide.

On January 18, 2016, we received a letter from the NYSE MKT informing us that we are no longer out of compliance with the NYSE MKT continued listed standards. Specifically, we have resolved the continued listing deficiencies with respect to Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide. Our shareholders equity as of December 31, 2015 met the NYSE MKT’s minimum requirement of $6 million.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest taxes depreciation and amortization (“EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

Adjusted EBITDA is defined as earnings before minority interest, interest expense, amortization of loan costs, interest income, income taxes, depreciation and amortization, and non-controlling interests in the Trust. We present Adjusted EBITDA because we believe these measurements (a) more accurately reflect the ongoing performance of our hotel assets and other investments, (b) provide more useful information to investors as indicators of our ability to meet our future debt payments and working capital requirements, and (c) provide an overall evaluation of our financial condition. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the fiscal years ended January 31, 2016 and 2015 follows:

	Twelve Months Ended January 31,
	2016	2015
Net income (loss) attributable to controlling interests	$432,116	$(2,103,637)
Add back:
Depreciation from Continuing Operations	504,629	497,278
Interest expense from Continuing Operations	334,812	344,176
Taxes from Continuing Operations	96,963	198,647
Non-controlling interest from Continuing Operations	(92,676)	(137,287)
Gain on Disposal of Discontinued Operations	(2,351,817)	-
Less:
Interest income from Continuing Operations	(14,416)	(6,656)
ADJUSTED EBITDA FROM CONTINUING OPS	$(1,090,389)	$(1,207,479)

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for fiscal year ended January 31, 2016 and 2015 follows:

	Twelve Months Ended January 31,
	2016	2015
Net income (loss) attributable to controlling interest	$432,116	$(2,103,637)
Add back:
Depreciation from Continuing Operations	504,629	497,278
Non-controlling interest from Continuing Operations	(92,676)	(137,287)
Gain on Disposal of Discontinued Operations	(2,351,817)	-
FFO FROM CONTINUING OPS	$(1,507,748)	$(1,743,646)

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

Continued Operations
Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Yuma	$4,945,248	$5,092,993	$12,500,000

Discontinued Operations
Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,364,773	$-	$6,800,000
Ontario	6,378,438	5,408,942	14,800,000
Tucson Oracle	6,639,574	3,290,656	12,800,000
	$14,382,785	$8,699,598	$34,400,000

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

On August 1, 2015, we finalized and committed to a plan to sell all of our hotel properties, except for the Yuma hotel property. We listed each of the properties with a local real estate hotel broker and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We believe that the plan to sell these assets will not likely be withdrawn. We believe that the sale of these hotel properties will probably occur within one year based on feedback received by our local hotel real estate property professional brokers and we have engaged hotel real estate brokers who specialize in the selling/buying hotel real estate properties. We can provide no assurance that we will be able to sell any or all of the hotel properties on terms favorable to us or within our expected time frame, or at all.

On October 14, 2015, we sold our Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which we received in cash. We used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements on our remaining hotels.

Although we believe it is probable, we may be unable to realize the listed sales price for the individual Hotel properties or to sell them at all. However, we believe that the listed values are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the listed asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of the Trust. As of January 31, 2016, IBC Hotels provided services to approximately 6,300 hotels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize an impairment loss in fiscal years 2016 or 2015. As of January 31, 2016, our management does not believe that the carrying values of any of our hotel properties are impaired.

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties, except for the Yuma, hotel property. The Trust listed each of the properties with a local real estate hotel broker and Management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not likely be withdrawn and the sales are probable by July 31, 2016. On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party. Except for the Yuma hotel property, the Trust has recognized the sale of the Tucson St. Mary’s hotel and the reclassification of three of its hotels into discontinued operations and assets held for sale in accordance with No. 205-20, Discontinued Operations. As such, the historical results of these hotels have been adjusted for comparability purposes and exclude any corporate general and administrative expenses. Discontinued operations in the fiscal years ended January 31, 2016 and January 31, 2015 primarily consists of each hotels’ operational revenues and expenses, except our Yuma hotel property, and does not include the sale proceeds and profit from the sale of our Tucson St. Mary’s hotel.

For recent accounting pronouncements, see Note 1 to our Consolidated Financial Statements – “Nature of Operations and Basis of Presentation”; under “Recently Issued Accounting Guidance”.

SEASONALITY

See Item 1 for related discussion of seasonality.

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation. Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast as or faster than inflation.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations, those of our Board of Trustees or our officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) expansion of IBC Hotels; (vii) our plans and expectations regarding future sales of hotel properties; and (viii) trends affecting our or any Hotel’s financial condition or results of operations.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of

InnSuites Hospitality Trust

Phoenix, AZ

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust at January 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hall & Company Certified Public Accountants & Consultants, Inc.

Irvine, CA
April 29, 2016

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2016	JANUARY 31, 2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,795,666	$147,684
Accounts Receivable, including $20,693 and $79,366 from related parties and net of Allowance for Doubtful Accounts of $1,987 and $1,417 as of January 31, 2016 and January 31, 2015, respectively	54,158	117,903
Advances to Affiliates - Related Party	972,184	1,236
Notes Receivable - Related Party	5,761	-
Prepaid Expenses and Other Current Assets	19,046	30,098
Current Assets of Discontinued Operations and Assets Held for Sale	479,107	836,350
Total Current Assets	3,325,922	1,133,271
Hotel Properties, net	5,029,248	5,101,715
Property, Plant and Equipment, net	202,734	76,092
Intangible Assets	500,000	-
Goodwill	500,000	-
Noncurrent assets of Discontinued Operations and Assets Held for Sale	14,382,785	20,716,731
TOTAL ASSETS	$23,940,689	$27,027,809

LIABILITIES AND EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$895,162	$690,351
Current Portion of Mortgage Notes Payable, net of Discount of $2,403 and $8,012 as of January 31, 2016 and January 31, 2015, respectively	130,042	122,605
Current Portion of Notes Payable to Banks, net of Discount of $0 and $14,700 as of January 31, 2016 and January 31, 2015, respectively	932,289	567,791
Line of Credit - Related Party	-	262,659
Current Portion of Other Notes Payable	40,801	469,842
Current Liabilities of Discontinued Operations and Assets Held for Sale	1,651,179	8,097,352
Total Current Liabilities	3,649,473	10,210,600
Mortgage Notes Payable, net of discount of $13,418 and $15,821 as of January 31, 2016 and January 31, 2015, respectively	4,962,951	5,094,597
Other Notes Payable	13,889	55,828
Noncurrent Liabilities of Discontinued Operations and Assets Held for Sale	8,343,647	8,701,557
TOTAL LIABILITIES	16,969,960	24,062,582

COMMITMENTS AND CONTINGENCIES (SEE NOTE 21)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 17,406,846 and 16,845,846 shares issued and 8,791,500 and 8,341,899 shares outstanding at January 31, 2016 and January 31, 2015, respectively	18,769,849	13,812,470
Treasury Stock, 8,615,346 and 8,580,744 shares held at cost at January 31, 2016 and January 31, 2015, respectively	(12,285,915)	(12,193,491)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,483,934	1,618,979
NON-CONTROLLING INTEREST	486,795	1,346,248
TOTAL EQUITY	6,970,729	2,965,227
TOTAL LIABILITIES AND EQUITY	$23,940,689	$27,027,809

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	JANUARY 31,
	2016	2015

REVENUE
Room	$3,115,434	$2,427,814
Food and Beverage	29,491	38,795
Management and Trademark Fees	221,865	278,208
Other	256,850	100,305
TOTAL REVENUE	3,623,640	2,845,122

OPERATING EXPENSES
Room	883,277	819,300
Food and Beverage	63,435	81,649
Telecommunications	19,731	20,508
General and Administrative	2,292,812	2,080,270
Sales and Marketing	481,578	525,364
Repairs and Maintenance	307,178	285,255
Hospitality	147,664	138,859
Utilities	191,318	185,060
Hotel Property Depreciation	504,629	497,278
Real Estate and Personal Property Taxes, Insurance and Ground Rent	109,907	112,860
Other	2,111	5,125
TOTAL OPERATING EXPENSES	5,003,640	4,751,528
OPERATING LOSS	(1,380,000)	(1,906,406)
Interest Income	1,201	197
Interest Income on Note Receivable - Related Party	13,215	6,459
TOTAL OTHER INCOME	14,416	6,656
Interest on Mortgage Notes Payable	261,867	293,679
Interest on Notes Payable to Banks	46,858	36,954
Interest on Other Notes Payable	12,529	13,543
Interest on Line of Credit - Related Party	13,558	-
TOTAL INTEREST EXPENSE	334,812	344,176
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND GAIN ON DISPOSAL OF ASSETS	(1,700,396)	(2,243,926)
Income Tax Provision	(96,963)	(198,647)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	(1,797,359)	(2,442,573)
Discontinued Operations and Assets Held for Sale, Net of Non-Controlling Interest	(215,018)	201,649
Gain on Disposal of Discontinued Operations	2,351,817	-
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	2,136,799	201,649
CONSOLIDATED NET INCOME (LOSS) TOTAL	$339,440	$(2,240,924)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(92,676)	$(137,287)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$432,116	$(2,103,637)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.22)	$(0.29)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – BASIC	$0.26	$0.02
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - BASIC	$0.04	$(0.27)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.15)	$(0.29)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – DILUTED	$0.18	$0.02
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - DILUTED	$0.03	$(0.27)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,269,827	8,313,093
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	11,953,896	8,313,093
CASH DIVIDENDS PER SHARE	$0.01	$0.01

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2016 and 2015

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2014	8,341,899	14,024,668	8,480,847	(11,973,459)	2,051,209	851,203	2,902,412
Net Loss	-	(2,103,637)	-	-	(2,103,637)	(137,287)	(2,240,924)
Dividends	-	(82,665)	-	-	(82,665)	-	(82,665)
Purchase of Treasury Stock	(99,897)	-	99,897	(220,032)	(220,032)	-	(220,032)
Shares of Beneficial Interest Issued for Services Rendered	23,100	36,666	-	-	36,666	-	36,666
Sales of Ownership Interests in Subsidiary, net	-	(143,300)	-	-	(143,300)	3,482,245	3,338,945
Distribution to Non-Controlling Interests	-	-	-	-	-	(769,175)	(769,175)
Reallocation of Non-Controlling Interests and Other	-	2,080,738	-	-	2,080,738	(2,080,738)	-
Balance, January 31, 2015	8,265,102	$13,812,470	8,580,744	$(12,193,491)	$1,618,979	$1,346,248	$2,965,227
Net Income	-	432,116	-	-	432,116	(92,676)	339,440
Dividends		(88,177)			(88,177)	-	(88,177)
Purchase of Treasury Stock	(34,602)	-	34,602	(92,424)	(92,424)	-	(92,424)
Shares of Beneficial Interest Issued for Services Rendered	24,000	65,280	-	-	65,280	-	65,280
Sale of Stock	447,873	2,999,999	-	-	2,999,999	-	2,999,999
Stock Issued for Purchase of IVH Assets	89,127	200,000	-	-	200,000	-	200,000
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	1,825,580	1,825,580
Distribution to Non-Controlling Interests	-	-	-	-	-	(1,244,196)	(1,244,196)
Reallocation of Non-Controlling Interests and Other	-	1,348,161	-	-	1,348,161	(1,348,161)	-
Balance, January 31, 2016	8,791,500	$18,769,849	8,615,346	$(12,285,915)	$6,483,934	$486,795	$6,970,729

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	JANUARY 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$339,440	$(2,240,924)
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	65,280	36,666
(Recovery of) Provision For Uncollectible Receivables	(5,075)	15,452
Hotel Property Depreciation	1,178,074	1,782,421
Amortization of Debt Discounts and Deferred Financing Fees	71,486	171,377
Gain on Disposal of Discontinued Operations	(2,351,817)	-
Changes in Assets and Liabilities:
Accounts Receivable	214,460	156,764
Prepaid Expenses and Other Assets	24,674	252,965
Accounts Payable and Accrued Expenses	(140,382)	425,202
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(603,860)	599,923

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(2,125,736)	(1,414,896)
Cash Received From Sale of Hotel Property	4,550,567	-
Purchase of IVH Assets	(800,000)	-
Change in Restricted Cash	-	114,337
Lendings on Advances to Affiliates - Related Party	(1,077,184)	(736,184)
Collections on Advances to Affiliates - Related Party	106,236	734,948
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	653,883	(1,301,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(624,543)	(2,153,629)
Payments on Notes Payable to Banks	(2,348,964)	(4,402,112)
Borrowings on Notes Payable to Banks	1,991,153	4,553,900
Payments on Line of Credit - Related Party	(1,978,321)	(4,244,051)
Borrowings on Line of Credit - Related Party	1,730,270	4,454,371
Payments on Notes Payable - Related Party	(1,726,664)	-
Borrowings on Notes Payable - Related Party	1,427,244	-
Payments on Other Notes Payable	(470,980)	(88,897)
Borrowings on Other Notes Payable	-	427,000
Payments of Dividends	(88,177)	(82,665)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	1,825,580	3,338,945
Sale of Stock	2,999,999	-
Distributions to Non-Controlling Interest Holders	(1,244,196)	(769,175)
Repurchase of Treasury Stock	(92,424)	(220,032)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,399,977	813,655
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,450,001	111,783
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	507,686	395,903
CASH AND CASH EQUIVALENTS AT END OF YEAR (i)	$1,957,687	$507,686

(i) Including $162,021 and $360,002 of cash included as discontinued operations as of January 31, 2016 and January 31, 2015, respectively

See accompanying notes to

consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2016 AND 2015

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2016, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly in and through a partnership interest, four hotels with an aggregate of 576 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider our Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico to be moderate or limited service establishments. All of our other properties are full service hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of January 31, 2016 and 2015, respectively. The Trust’s weighted average ownership for the years ended January 31, 2016 and 2015 was 72.11%, respectively. As of January 31, 2016, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona, and a 51.65% interest in an InnSuites® hotel located in Ontario, California. The Trust owns a direct 50.93% interest in a Yuma, Arizona hotel property, and a direct 50.91% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

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

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On January 31, 2016 and 2015, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units, respectively. Additionally, as of both January 31, 2016 and 2015, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on January 31, 2016, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of January 31, 2016 and 2015, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units, respectively.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona and Ontario, California properties. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service our debt.

As of January 31, 2016, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of $5,761 due to overpayments. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. As of April 25, 2016, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $195,761.

With approximately $2.0 million of cash, including approximately $200,000 from discontinued operations, as of January 31, 2016 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all. We also expect to complete the sale of our four hotel properties by July 31, 2016.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership, and the Trust owns all of the issued and outstanding classes of shares of InnSuites Hotels Inc. Therefore, the financial statements of the Partnership and InnSuites Hotels Inc. are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” to Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property Plant and Equipment”. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. In 2014, the Trust adopted ASU 2014-08. Adoption of this guidance did not have a material impact on the Trust’s consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the Liquidation Basis of Accounting. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU 2014-15 require additional disclosure of information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements, however does not expect there to be a material impact at this time.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, ASU 2014-09 provides for the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the Accounting Standards Codification, and some cost guidance related to construction-type and production-type contracts. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. It will be effective for interim and annual reporting periods beginning after December 31, 2017. Early adoption is permitted but only for interim and annual period beginning after December 31, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improved GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The Trust is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

Management applies guidance ASC 360-10-35, to determine when it is required to test an asset for recoverability of its carrying value and whether an impairment exists. Under ASC 360-10-35, the Trust is required to test a long-lived asset for impairment when there is an indicator of impairment. Impairment indicators may include, but are not limited to, a drop in the performance of a long-lived asset, a decline in the hospitality industry or a decline in the economy. If an indicator of potential impairment is present, then an assessment is performed of whether the carrying amount of an asset exceeds its estimated undiscounted future cash flows over its estimated remaining life.

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no impairment of long-lived assets existed during the Trust’s fiscal years ended January 31, 2016 and 2015.

INTANGIBLE ASSETS

Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives, which range from 7 to 10 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

BUSINESS COMBINATIONS

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities requires the use of estimated by management and was based upon currently available data.

The Trust allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share (see Note 27).

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, included changes from events after the acquisition date, such as changes in our estimate of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated statements of operations, financial position and cash flows in the period of the change in the estimate.

GOODWILL

The Trust tests it goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Trust determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Trust must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgements in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of International Vacation Hotels that occurred on January 8, 2016 (see Note 27).

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in connection with the issuance of the convertible debentures during the fiscal years ended January 31, 2016 and 2015. Deferred financing costs related to the issuance of the convertible debentures are being amortized over the term of the financing instrument using the effective interest method and are recorded in interest expense in the accompanying consolidated statements of operations.

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

Based on our policy, we recognize revenue when we believe that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and the collectability of our revenues are reasonably assured.

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

Fiscal Year	Balance at the Beginning of Year (i)	Charged to Expense	Deductions	Balance at the End of Year (i)
2015	$23,593	$112,332	$(96,880)	$39,045
2016	$39,045	$83,786	$(88,861)	$33,970

(i) Amounts do not agree to the Consolidated Balance Sheets due to the “Discontinued Operations and Assets Held for Sale” lines.

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 22 - “Share-Based Payments.” For fiscal year 2016 and 2015, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares of Beneficial Interest. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2016, the Trust granted restricted stock awards of 24,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2016 resulting in stock-based compensation of $65,280. During fiscal year 2015, the Trust granted restricted stock awards of 23,100 Shares to members of the Board of Trustees, all of which vested in fiscal year 2015 resulting in stock-based compensation of $36,666.

The following table summarizes restricted share activity during fiscal years 2016 and 2015.

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance at January 31, 2014	-	-
Granted	23,100	$1.59
Vested	(23,100)	$1.59
Forfeited	-	-
Balance of unvested awards at January 31, 2015	-	-

Granted	24,000	$2.72
Vested	(24,000)	$2.72
Forfeited	-	-
Balance of unvested awards at January 31, 2016	-	-

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

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2016 and 2015, the Trust paid dividends of $0.01 per share in the fourth quarter of each year, or total dividends of $88,177 and $82,665, respectively. The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

For the fiscal years ended January 31, 2016 and 2015, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,684,069 in addition to the basic shares outstanding for fiscal years 2016 and 2015, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during fiscal year 2016, and are included in the calculation of diluted earnings per share for that year below. All such shares were anti-dilutive for the fiscal year ended January 31, 2015.

For the Year Ended
January 31,
2016
Net Income attributable to controlling interest	$432,116
Plus: Net Loss attributable to non-controlling interests	(92,676)
Net Income attributable to controlling interest after unit conversion	$339,440

Weighted average common shares outstanding	8,269,827
Plus: Weighted average incremental shares resulting from unit conversion	3,684,069
Weighted average common shares outstanding after unit conversion	11,953,896

Diluted Income Per Share	$0.03

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties. Except for the Yuma hotel property, which the Company expects to list for sale by January 31, 2017, the Trust listed each of the properties with a local real estate hotel broker and Management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not likely be withdrawn and the sales are probable by July 31, 2016. On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party.

Except for the Yuma hotel property, the Trust has recognized the sale of the Tucson St. Mary’s hotel and the reclassification of three of its hotels into discontinued operations and assets held for sale in accordance with No. 205-20, Discontinued Operations. As such, the historical results of these hotels have been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

Discontinued operations in the fiscal years ended January 31, 2016 and January 31, 2015 primarily consists of each hotels’ operational revenues and expenses, except our Yuma hotel property, and does not include the sale proceeds and profit from the sale of our Tucson St. Mary’s hotel.

SEGMENT REPORTING

During the fourth quarter of fiscal year 2015, the Trust determined that its operations are comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in four hotel properties with an aggregate of 576 suites in Arizona, southern California and New Mexico, and the IBC Developments segment serving 6,500 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States, and the southern Arizona market. Consistent with the change in reportable segments, the Trust revised its prior period financial information for the new segment structure. Historical financial information presented in this Form 10-K reflects this change. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Developments in that segment. Included in these costs are sales, marketing and technology development costs.

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

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $600,000 and $558,000 for the years ended January 31, 2016 and 2015, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. The fair value framework specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The fair value hierarchy levels are as follows:

●	Level 1 – Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

●	Level 2 – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and / or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are level 2 valuation techniques.

●	Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect a company’s own judgments about the assumptions that market participants would use in pricing an asset or liability.

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the years ended January 31, 2016 and 2015.

Due to their short maturities, the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities and are based on level 3 inputs. See Note 19 – “Fair Value of Financial Instruments.”

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

On December 9, 2013, the Trust entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Albuquerque entity for $10,000 per unit. Under the updated restructuring agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 150 (and potentially up to 190 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Trust agreed to hold at least 50.1% of the outstanding units in the Albuquerque entity, on a post-transaction basis, and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on December 9, 2013. The units in the Albuquerque entity are allocated to three classes with differing cumulative discretionary priority distribution rights through December 31, 2015. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions of $700 per unit per year were cumulative until December 31, 2015; however, after December 31, 2015 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

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

During the fiscal year ended January 31, 2016, there were 2 Class A units of the Albuquerque entity sold, of which all were entirely purchased from Rare Earth at $10,000 per unit. As of January 31, 2016, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other parties held a 48.91% interest, or 268 Class A units. As of January 31, 2016, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $188,000, to the Trust of approximately $195,000, and to Mr. Wirth and his affiliates of approximately $1,000 per year payable quarterly for calendar year 2016.

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

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on September 14, 2013. The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2016. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year are cumulative until June 30, 2016; however, after June 30, 2016 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

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

During the fiscal year ended January 31, 2016, there were 5 Class A units of the Tucson entity sold, of which all were entirely purchased from Rare Earth at $10,000 per unit. As of January 31, 2016, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.76% interest, or 6 Class C units, and other parties held a 48.23% interest, or 382 Class A units. As of January 31, 2016, the Tucson entity has discretionary Priority Return payments to unrelated unit holders of approximately $267,000, to the Partnership of approximately $283,000 and to Rare Earth of approximately $4,000 per year payable quarterly for calendar year 2016.

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

On March 1, 2014, the Trust and Partnership entered into an updated restructuring agreement with Rare Earth to allow for the sale of additional interest units in the Ontario entity for $10,000 per unit. Under the updated restructuring agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 235 (and potentially up to 275 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Ontario entity, on a post-transaction basis, and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on March 24, 2014. The limited partnership interests in the Ontario entity are allocated to three classes with differing cumulative discretionary priority distribution rights through March 31, 2017. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Albuquerque entity. Priority distributions of $700 per unit per year are cumulative until December 31, 2015; however, after March 31, 2017 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

If certain triggering events related to the Ontario entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Ontario entity following the March 1, 2014 restructuring. The Trust has paid out $128,000 of the restructuring fee at January 31, 2015 and included the cost in the Sales of Ownership Interest in Subsidiary, net line of the accompany Consolidated Statements of Shareholders’ Equity. The Ontario entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Ontario, California property.

During the fiscal year ended January 31, 2016, there were 6.25 Class A units of the Ontario entity sold, of which 5 were purchased from Rare Earth at $10,000 per unit. As of January 31, 2016, the Partnership held a 51.65% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.11% interest through Rare Earth, or 30 Class C units, and other parties held a 45.24% interest, or 436.25 Class A units. As of January 31, 2016, the Ontario entity has discretionary Priority Return payments to unrelated unit holders of approximately $305,000, to the Partnership of approximately $349,000 and to Rare Earth of approximately $21,000 per year payable quarterly for calendar years 2016 and 2017.

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

If certain triggering events related to the Yuma entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth will receive a restructuring fee of $350,000, conditioned upon and arising from the sale of the first 150 units in the Yuma entity following the October 24, 2014 restructuring. The Trust has paid out $350,000 of the restructuring fee at January 31, 2016 and included the cost in the Sales of Ownership Interest in Subsidiary, net line of the accompany Consolidated Statements of Shareholders’ Equity. The Yuma entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Yuma, Arizona property.

During the fiscal year ended January 31, 2016, there were 174.40 Class A units and 7.10 Class C units of the Yuma entity sold at $10,000 per unit, of which all were sold from the Trust. As of January 31, 2016, the Trust held a 59.73% ownership interest, or 407.40 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 1.01% interest, or 8.1 Class C units, and other parties held a 48.06% interest, or 384.50 Class A units. As of January 31, 2016, the Yuma entity has discretionary Priority Return payments to unrelated unit holders of approximately $269,000, to the Trust of approximately $285,000 and to Rare Earth of approximately $6,000 per year payable quarterly for calendar years 2016, 2017, 2018, 2019 and 2020.

7. SALE OF OWNERSHIP INTERESTS IN TUCSON SAINT MARY’S SUITE HOSPITALITY

On April 24, 2015, the Trust and the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units for $10,000 per unit in the Tucson St. Mary’s entity for $10,000 per unit, which operated one of the Tucson, Arizona hotel properties, then wholly-owned by the Partnership. Under the agreement, the Partnership agreed to either purchase or bring in other investors to purchase up to 350 units, which represents approximately 50.07% of the outstanding partnership units, on a post-transaction basis, and the parties agreed to restructure the limited liability agreement of the Tucson St. Mary’s entity. The Board of Trustees approved this restructuring on April 24, 2015. Under the restructured limited liability agreement, the Partnership was confirmed as the Administrative Member of the Tucson St. Mary’s entity but Rare Earth could be elected in the future as Administrative Member without consent of the Partnership. All membership interests are entitled to receive priority distributions annually of $700 per $10,000 interest from May 15, 2015 through April 20, 2020. Priority distributions will be paid first to Class A interests, second to Class B interests, third to Class C interests and are cumulative. After April 30, 2020, all membership interests will be entitled to annual distributions of $700 per $10,000 interest, which will be cumulative. Subject to shareholder approval, the holders of Class A units may convert all of part of their investment at any time up to January 31, 2018 into 2,857 Shares of Beneficial Interest for each $10,000 interest subject to shareholder approval and other required approvals (“conversion feature”). Thereafter each $10,000 interest is convertible into 2,500 Shares of Beneficial Interest of the Trust. On May 30, 2015, the restructuring agreement was amended to clarify the requirement that the shareholders must approve the conversion feature which is not perfunctory.

During the fiscal year ended January 31, 2016, there were 64 Class A units sold and 100 Class C units sold of the Tucson St. Mary’s entity for total proceeds of $640,000 attributable to Class A units sold and $1,000,000 attributable to Class C units sold. On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which the Trust received approximately $4.6 million in cash. The Trust used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. The Trust recognized a gain on the sale of property in the amount of approximately $2.4 million for the year ended January 31, 2016. As of January 31, 2016, the Partnership held a 100% ownership interest, or 88.5 Class B units, in the Tucson St. Mary’s entity.

8. PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of January 31, 2016 and 2015, hotel properties consisted of the following:

	2016	2015
Land	$4,438,079	$5,534,150
Building and improvements	24,781,738	35,050,637
Furniture, fixtures and equipment	5,317,036	5,695,356
Total hotel properties	34,536,853	46,280,143
Less accumulated depreciation	(15,226,820)	(20,466,347)
Hotel Properties in Service, net	19,310,033	25,813,796
Construction in progress	18,000	4,650
Hotel properties, net (1)	$19,328,033	$25,818,446

(1) Includes $14,298,785 of hotel properties included in discontinued operations, see Note 25.

As of January 31, 2016 and 2015, property, plant and equipment consisted of the following:

	2016	2015
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	561,657	388,565
Total property, plant and equipment	644,324	471,232
Less accumulated depreciation	(441,590)	(395,140)
Property, Plant and Equipment, net	$202,734	$76,092

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historic cost and are expected to be consumed within one year. As of January 31, 2016 and 2015, prepaid expenses and other current assets consisted of the following:

	2016	2015
Prepaid Assets	$45,838	$51,788
Tax and Insurance Escrow	40,639	31,208
Deposits	14,805	25,295
Prepaid Insurance	8,130	19,953
Prepaid Workman’s Compensation	17,903	21,186
Miscellaneous Prepaid Expenses	10	2,569
Total Prepaid Expenses and Current Assets	$127,325	$151,999

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2016 and 2015, accounts payable and accrued expenses consisted of the following:

	2016	2015
Accounts Payable	$1,022,511	$1,019,064
Accrued Salaries and Wages	214,654	171,040
Accrued Vacation	8,515	24,718
Income Tax Payable	239,244	200,000
Accrued Interest Payable	52,852	52,852
Advanced Customer Deposits	128,422	133,452
Accrued Property Taxes	206,467	213,440
Accrued Land Lease	66,334	34,494
Accrued Other	262,793	641,308
Sales Tax Payable	-	156,472
Total Accounts Payable and Accrued Expenses	$2,201,792	$2,646,840

11. MORTGAGE NOTES PAYABLE

At January 31, 2016 and 2015, the Trust had mortgage notes payable outstanding with respect to each of the Hotels except the Albuquerque property. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from August 2022 to November 2029. Weighted average annual interest rates on the mortgage notes payable for the fiscal years ended January 31, 2016 and 2015 were 4.71% and 4.34%, respectively.

The following table summarizes the Trust’s mortgage notes payable as of January 31:

	2016	2015
Albuquerque property mortgage note payable paid in full at June 2, 2014.	$-	$-

Mortgage note payable, due in monthly installments of $36,835, including interest at Prime + 1.50% with a 4.75% floor per year (4.75% as of January 31, 2016), through August 22, 2024, plus a balloon payment of $3,585,591 in August 2024, secured by the Ontario property with a carrying value of $6.4 million at January 31, 2016.	5,408,942	5,580,410

Mortgage note payable, due in monthly installments of $26,312, including interest at 4.19% per year, through November 18, 2029, secured by the Tucson Oracle property with a carrying value of $6.6 million at January 31, 2016.	3,290,657	3,462,188

Tucson St. Mary’s paid in full at January 31, 2016	-	4,861,936

Mortgage note payable, due in monthly installments of $32,419, including interest at the prime rate plus one percentage point over the index, with a floor of 5.0% per year (5% per year as of January 31, 2015), through August 1, 2022 plus a balloon payment of $4,112,498 in September 2022, secured by the Yuma property with a carrying value of $4.9 million at January 31, 2016.	5,092,993	5,217,202

Totals:	$13,792,592	$19,121,736

The mortgage note payable secured by the Yuma hotel property is recourse to the Trust as a full guarantor. None of the other mortgage notes are recourse to the Partnership or the Trust.

On August 24, 2012, the Yuma entity entered into a $5,500,000 mortgage loan with 1st Bank Yuma to refinance the then existing term debt. The mortgage loan calls for a 10 year maturity date and an interest rate of the Wall Street Journal Prime Rate plus one percentage point, with a floor of 5.0% per year. Prepayment fees exist for refinancing this debt with another lender until the maturity date. As of January 31, 2016, the mortgage loan balance was approximately $5,092,000, net of a discount of approximately $16,000.

On June 2, 2014, the Trust paid off the Albuquerque Suite Hospitality, LLC property mortgage, which had an outstanding balance of $1,099,299 at such time.

On August 22, 2014, the Ontario entity, a subsidiary of the Trust, entered into a $5,700,000 mortgage loan with Arizona Bank & Trust (the “AZB&T Agreement”) to refinance the then existing term debt. The AZB&T Agreement calls for a 10 year maturity date and an interest rate of 4.75% per annum fixed for the first five years and then variable at Wall Street Journal Prime + 1.50% with a 4.75% floor for the remaining 5 years of the term. Prepayment fees exist for refinancing this debt with another lender in the first three years. As of January 31, 2016, the mortgage loan balance was approximately $5,409,000, net of a discount of approximately $43,000.

On November 24, 2014, the Tucson Oracle entity entered into a $3,500,000 mortgage loan with Kansas State Bank of Manhattan to acquire the land associated with this property, re-finance the existing Tucson hotel loan first deed of trust and pay off other existing debt. This new loan lowered the interest rate for this property’s mortgage from 8.0% to 4.19% per annum. The $3,500,000 commercial real estate loan has a 15 year term with a 4.19% per annum fixed interest rate for five years, and adjusts annually based upon the Weekly Average Yield of the US Treasury Securities, with a 4.19% floor. The loan closed simultaneous to the land purchase. Rare Earth, the Partnership, the Trust, the Wirth Family Trust dated July 14, 2006 and James and Gail Wirth are joint guarantors. As of January 31, 2016, the mortgage loan balance was approximately $3,291,000, net of a discount of approximately $8,000.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

On July 24, 2014, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a $451,560 business loan, including $25,560 of loan fees, with American Express Bank, FSB (the “St. Mary’s Merchant Agreement”) with a maturity date of July 24, 2015. The St. Mary’s Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 17% of the St. Mary’s American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

On August 19, 2014, Ontario Hospitality Properties, LP (“Ontario entity”), a subsidiary of the Trust, entered into a $477,000 business loan, including $27,000 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 19, 2015. The Ontario Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 27% of the Ontario American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2016, the business loan has been paid in full.

On September 16, 2014, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $415,520 business loan, including $23,250 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of September 16, 2015. The Yuma Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

On October 24, 2014, Albuquerque Suite Hospitality, LLC, a subsidiary of the Trust, entered into a $318,000 business loan, including $18,000 of loan fees, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with an maturity date of October 24, 2015. This loan was paid off in full on November 20, 2015. The Albuquerque Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of January 31, 2016, the non-revolving note payable balance was approximately $532,000.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels (“IVH”), the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada Corporation with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (“Agreement”). The Agreement requires the funds be used for the purchase of IVH assets. The agreement provides interest only payments for the first 3 months of the term and principal and interest payments for the remaining portion of the loan. The Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of January 31, 2016, the business loan balance was $400,000.

13. LINES OF CREDIT – RELATED PARTY

On January 1, 2012, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bore interest at 7.0% per annum, was interest only quarterly and was amended on July 1, 2014 to extend the maturity date to March 31, 2015, and increased the maximum borrowing capacity from $1,000,000 to $1,400,000. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of January 31, 2016, the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full and was closed. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable.

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2017. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being $714,270 during the fiscal year ended January 31, 2016. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or revenue for the Demand/Revolving Line of Credit/Promissory Note for the fiscal years ended January 31, 2016 was $7,618 of expense and $5,761 of revenue, and for the fiscal year ended January 31, 2015 was $659 of expense.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $5,761 and payable of $262,659 at January 31, 2016 and 2015, respectively, all of which is considered a current receivable and liability.

14. OTHER NOTES PAYABLE

As of January 31, 2016, the Trust had $54,690 in promissory notes outstanding to unrelated third parties arising from the repurchase of 75,629 Class A Partnership units in privately negotiated transactions the repurchase of 68,265 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through June 2019. As of January 31, 2015, the Trust had $525,670 in promissory notes outstanding to unrelated third parties arising from the repurchase of 83,260 Class A Partnership units in privately negotiated transactions, the repurchase of 79,583 Shares of Beneficial Interest in privately negotiated transactions, and a $400,000 Promissory Demand Note.

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt as of January 31, 2016 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE TO BANK	LINE OF CREDIT - RELATED PARTY	OTHER NOTES PAYABLE	TOTAL
2017	$494,005	$932,289	$-	$40,801	$1,467,095
2018	519,495	-	-	4,762	524,257
2019	544,339	-	-	5,106	549,445
2020	570,380	-	-	4,021	574,401
2021	596,078	-	-	-	596,078
Thereafter	11,135,209	-	-	-	11,135,209
	$13,859,506	$932,289	$-	$54,690	$14,846,485

16. DESCRIPTION OF BENEFICIAL INTERESTS

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trust’s equity compensation plans/programs. During the fiscal year ended January 31, 2016, the Trust acquired 34,602 Shares of Beneficial Interest in open market transactions at an average price of $2.67 per share.

For the years ended January 31, 2016 and 2015, the Trust repurchased 34,602 and 99,987 Shares of Beneficial Interest at an average price of $2.67 and $2.20 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 93,317 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

17. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carry forwards of approximately $9.3 million at January 31, 2016. In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust and subsidiaries have federal and state net operating loss carryforwards of approximately $8.4 million at January 31, 2015, having expiration dates ranging from fiscal years 2019 to 2033.

Total and net deferred income tax assets at January 31,	2016	2015
Net operating loss carryforwards	$2,795,000	$2,166,000
Bad debt allowance	(13,000)	(12,000)
Accrued expenses	76,000	81,000
Syndications	5,128,000	4,370,000
Prepaid insurance	23,000	8,000
Alternative minimum tax credit	91,000	91,000
Total deferred income tax assets	8,100,000	6,704,000

Deferred income tax liability associated with book/tax differences in hotel properties	(2,598,000)	(2,472,000)
Net deferred income tax asset	5,502,000	4,232,000
Valuation allowance	(5,502,000)	(4,232,000)
Net deferred income tax asset	$-	$-

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2016:

Federal statutory rates	$(112,000)	-34%
State income taxes	(25,000)	-7%
Change in valuation allowance	1,270,000	67%
True-ups to prior year return	(1,016,000)	-33%
Other	(21,000)	-1%
Effective rate	$96,000	-10%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2015:

Federal statutory rates	$(694,000)	-34%
State income taxes	(141,000)	-7%
Change in valuation allowance	636,000	67%
Effective rate	$(199,000)	-10%

The true-ups to prior year return related primarily to the sale of syndication units in the Trust’s subsidiaries which are treated as equity transactions in the Trust’s financial statements but are taxed as capital gain transactions and total $1,079,000, causing the utilization of net operating loss carry forwards totaling $963,000, which were then offset by the release of valuation allowances. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at January 31, 2016 and 2015.

18. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2016 and 2015, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.8% of the total outstanding Partnership units. As of January 31, 2016 and 2015, Mr. Wirth and his affiliates held 6,175,205 and 6,055,376, respectively, Shares of Beneficial Interest in the Trust, which represented 70.24% and 73.2%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2016 and 2015, the Trust owned 72.11% of the Partnership. As of January 31, 2016, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona and a 51.65% interest in an InnSuites® hotel located in Ontario, California. The Trust also owned a direct 50.93% interest in one InnSuites® hotel located in Yuma, Arizona and owned a direct 50.91% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the Hotels and the two hotels owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the two hotels owned by affiliates of Mr. Wirth are set at 3.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

On October 7, 2015, pursuant to a Securities Purchase Agreement, the Trust issued 440,000 Shares of Beneficial Interest of the Trust, at a purchase price of $2.50 per Share, for gross aggregate proceeds of $1,100,000 to the Trust. Rare Earth Financial, LLC (“Rare Earth”), whose managing member is James F. Wirth, the Chairman and Chief Executive Officer of the Trust, purchased 200,000 of the 440,000 Shares of Beneficial Interest of the Trust on the same terms and conditions as the other purchasers. Rare Earth is wholly owned by Mr. Wirth and his family members, including Pamela Barnhill, Vice Chairperson and President of the Trust. The transaction was approved by the Board of Trustees and the Audit Committee of the Trust. The issuance of the Shares of Beneficial Interest by the Trust was made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

On November 30, 2015, pursuant to a Securities Purchase Agreement, the Trust issued 704,225 Shares of Beneficial Interest to Rare Earth at a purchase price of $2.13 per share, for proceeds of $1,499,999.25 to the Trust. The transaction was approved by the Board of Trustees and the Audit Committee of the Trust. The issuance of the Shares of Beneficial Interest by the Trust to Rare Earth was made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

On December 22, 2015, pursuant to a Securities Purchase Agreement, the Trust issued 21,929 Shares of Beneficial Interest to Rare Earth at a purchase price of $2.28 per share, for proceeds of $49,998.12 to the Trust. The transaction was approved by the Board of Trustees and the Audit Committee of the Trust. The issuance of the Shares of Beneficial Interest by the Trust to Rare Earth was made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

On July 23, 2013, the Trust entered into a Corporate Card Agreement (“Corporate Purchase Cards”) with American Express Travel Related Services Company, Inc. The Corporate Card Agreement distributed a total of nine purchase cards - one to each of the four respective Hotels, one to the Trust, and one to each of the two respective hotels owned by affiliates of James F. Wirth. The Corporate Purchase Cards, with a total limit of $300,000, includes insignificant annual fees and $0 of interest per annum. Payments are due monthly. The Corporate Card Agreement may be cancelled by either party with 30-days written notice. Pamela J. Barnhill, the Trust’s President and Vice Chairperson and daughter of Mr. Wirth, initiated the nine purchase cards. As of January 31, 2016 and 2015, the Trust’s portion of the Corporate Purchase Cards balance was approximately $86,000 and $157,000, respectively.

The Tucson Oracle property has an unsecured demand/revolving line of credit/promissory note as described in Note 13 – Lines of Credit - Related Party.

The Trust has an unsecured demand/revolving line of credit/promissory note as described in Note 13 – Lines of Credit - Related Party.

As of January 31, 2016 and 2015, the Trust paid Berg Investment Advisors $3,000 and $7,000, respectively, for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

On September 25, 2013, the Trust entered into a revenue sharing agreement with Independent Lodging Industry Association (“ILIA”). In 2014, the Trust President, Ms. Pamela Barnhill, became President of ILIA. The revenue sharing agreement states that of the 10% IBC fees collected from ILIA hotels, 3% will be remitted back to ILIA from February, 2015 through June, 2015, 2% will be remitted back to ILIA from July, 2015 through December, 2015, and 1% will be remitted back to ILIA from January, 2016 through June, 2016. As of January 31, 2016 no fees have been remitted or accrued related to the ILIA revenue sharing agreement.

Besides Pamela Barnhill, Vice Chairperson and President of the Trust and daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer, the Trust also employs two other immediate family members of Mr. Wirth who provide technology and administrative support services to the Trust with each receiving a $42,500 yearly salary.

As of January 31, 2016, Rare Earth received a restructuring fee of $350,000, conditioned upon and arising from the sale of the first 150 units in the Yuma entity following the October 24, 2014 restructuring (see Note 6). As of As of January 31, 2015, Rare Earth received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Ontario entity following the March 1, 2014 restructuring (see Note 5).

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 32% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2017 and accrue interest of 7.0%. During the fiscal year ended January 31, 2016, the Trust received $3,696 and $3,489 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2016, the Advances to Affiliate – Related Party balance was $473,696 and $498,488 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments and the associated carrying value recognized in the accompanying consolidated balance sheets at January 31, 2016 and 2015:

	2016		2015
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Mortgage notes payable	$13,792,592	$13,909,744	$19,121,736	$19,151,309

Notes payable to banks	$932,289	$932,289	$1,226,626	$1,226,626

Other notes payable	$54,691	$60,963	$525,670	$432,916

20. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2016	2015
Cash paid for interest	$906,340	$880,069

Cash paid for income taxes	$57,719	$18,648

Promissory notes issued by the Trust to acquire Shares of Beneficial Interest	$-	$27,000

Purchase of IVH with issuance of shares of beneficial interest	$200,000	$-

Payment of mortgage directly from proceeds from sale of the Tucson St. Mary’s property	$4,712,611	$-

Refinance of the Ontario property mortgage, net	$-	$5,700,000

Refinance of the Tucson Oracle property mortgage, net	$-	$1,000,000

Purchase of Tucson Oracle land	$-	$2,500,000

21. COMMITMENTS AND CONTINGENCIES

Leases:

The Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground lease for the fiscal years ended January 31, 2016 and 2015 was $137,716 and $301,634, respectively

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expires in 2017. The Trust recorded $29,206 and $32,697 of general and administrative expense related to the lease during fiscal years 2016 and 2015, respectively. The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under these non-cancelable ground lease and office lease are as follows:

Fiscal Year Ending
2017	$144,335
2018	127,725
2019	113,508
2020	113,508
2021	113,508
Thereafter	5,700,329

Total	$6,312,913

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the fiscal years 2016 and 2015, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for four of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $331,000 and $342,000 for fiscal years 2016 and 2015, respectively.

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

Litigation:

The Trust is involved from time to time in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust’s consolidated financial position, results of operations or liquidity.

22. SHARE-BASED PAYMENTS

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

There were no options granted in fiscal year 2016 or 2015, and no options were outstanding as of January 31, 2016 and 2015. The Plan currently has 1,000,000 options available to grant. See Note 26 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2016, have been issued.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

23. SEGMENT REPORTING

In the fourth quarter of 2015, the Trust determined its reportable segments are the Hotel Operations and IBC Developments segments. Reportable segments are determined based on discrete financial information reviewed by the Trust’s CODM. The Trust organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated. The Trust performs an annual analysis of its reportable segments.

Information relative to the Trust’s reportable segments is as follows:

	JANUARY 31, 2016
BALANCE SHEET	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$22,728,621	$1,212,068	$23,940,689
Total Liabilities	15,145,321	1,824,639	16,969,960
Fixed Assets, Net	19,395,147	135,619	19,530,766

	TWELVE MONTHS ENDED JANUARY 31, 2016
STATEMENT OF OPERATIONS CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$3,422,468	$201,172	$3,623,640
Loss From Operations	(1,083,466)	(296,534)	(1,380,000)

	JANUARY 31, 2015
BALANCE SHEET	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$27,020,056	$7,753	$27,027,809
Total Liabilities	24,046,878	15,704	24,062,582
Fixed Assets, Net	25,891,083	3,455	25,894,538

	TWELVE MONTHS ENDED JANUARY 31, 2015
STATEMENT OF OPERATIONS CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$2,824,856	$20,266	$2,845,122
Loss From Operations	(1,580,368)	(326,038)	(1,906,406)

24. SALE OF TUCSON SAINT MARY’S SUITE HOSPITALITY PROPERTY

On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which the Trust received approximately $4.6 million in cash. The Trust used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. The Trust recognized a gain on sale of property in the amount of approximately $2.4 million for the year ended January 31, 2016. For the twelve months ended January 31, 2016, Tucson St. Mary’s had approximately $2,855,000 of revenue, and approximately $3,376,000 of operating expenses. As of January 31, 2016, Tucson St. Mary’s had approximately $14,648 of current assets consisting primarily of cash and receivables, and approximately $27,000 of current liabilities consisting of accounts payables and accrued expenses. During the twelve months ended January 31, 2016, and January 31, 2015, depreciation/amortization and capital expenses were approximately $233,000 and $341,000, respectively. In addition, there were no significant non-cash operating and investing activities during such period. See our Note 7 – “Sale of Ownership Interests in Tucson St Mary’s Suite Hospitality” for information about investing activities during the twelve months ended January 31, 2016 for the Tucson St Mary’s hotel.

25. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties. Except for the Yuma hotel property, the Trust listed each of the properties with a local successful real estate hotel broker and Management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not likely be withdrawn and is probable to be consummated by July 31, 2016. On October 14, 2015, the Trust sold its Tucson St Mary’s hotel to an unrelated third party.

Except for the Yuma hotel property, the Trust has recognized the sale of the Tucson St. Mary’s hotel and the reclassification of three of its hotels into discontinued operations and assets held for sale in accordance with ASC No. 205-20, Discontinued Operations. As such, the historical results of these hotels have been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

Discontinued operations for the fiscal years ended January 31, 2016 and January 31, 2015 primarily consists of all hotels operational revenues and expenses except our Yuma hotel property and does not include the sale proceeds and profit from the sale of our Tucson St Mary’s hotel.

The following financial information presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for the fiscal years ended January 31, 2016 and January 31, 2015 as well as the consolidated statements of operations for the fiscal years ended January 31, 2016 and January 31, 2015.

	JANUARY 31, 2016	JANUARY 31, 2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$162,021	$360,002
Accounts Receivable	208,807	354,447
Prepaid Expenses and Other Current Assets	108,279	121,901
Total Current Assets of Discontinued Operations and Assets Held for Sale	479,107	836,350
Noncurrent assets of Discontinued Operations and Assets Held for Sale	14,382,785	20,716,731
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$14,861,892	$21,553,081

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,295,228	$1,956,488
Current Portion of Mortgage Notes Payable	355,951	5,202,978
Current Portion of Notes Payable to Banks	-	658,835
Line of Credit - Related Party	-	279,051
Total Current Liabilities of Discontinued Operations and Assets Held for Sale	1,651,179	8,097,352
Noncurrent Liabilities of Discontinued Operations and Assets Held for Sale	8,343,647	8,701,557
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$9,994,826	$16,798,909

	YEARS ENDED
	JANUARY 31,
	2016	2015

REVENUE
Room	$9,944,716	$10,758,583
Food and Beverage	810,812	915,638
Other	92,244	153,530
TOTAL REVENUE	10,847,772	11,827,751

OPERATING EXPENSES
Room	3,450,953	3,138,311
Food and Beverage	793,987	822,199
Telecommunications	6,028	9,912
General and Administrative	1,288,718	1,369,948
Sales and Marketing	787,993	791,493
Repairs and Maintenance	977,553	958,017
Hospitality	760,202	731,206
Utilities	1,028,512	1,129,453
Hotel Property Depreciation	673,445	1,285,143
Real Estate and Personal Property Taxes, Insurance and Ground Rent	669,866	831,054
Other	27,240	25,985
TOTAL OPERATING EXPENSES	10,464,497	11,092,721
OPERATING INCOME	383,275	735,030
Interest Income on Advances to Affiliates - Related Party	-	2,512
TOTAL OTHER INCOME	-	2,512
Interest on Mortgage Notes Payable	514,592	484,053
Interest on Notes Payable to Banks	83,701	51,840
TOTAL INTEREST EXPENSE	598,293	535,893
DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE, NET OF NON-CONTROLLING INTEREST	(215,018)	201,649
Gain on Disposal of Discontinued Operations	2,351,817	-
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$2,136,799	$201,649
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – BASIC AND DILUTED	$0.26	$0.02

	YEARS ENDED
	JANUARY 31,
	2016	2015

NET CASH PROVIDED BY OPERATING ACTIVITIES
FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$339,182	$2,174,626

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$2,971,335	$(3,422,911)

26. STOCK OPTIONS

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

On February 5, 2015, the Board of Trustees of the Trust granted to Pamela Barnhill, President, Vice Chairperson of the Board of Trustees and Chief Operating Officer of the Trust and IBC Hotels Founder and President, pursuant to the 2015 Plan and 2015 Plan Agreement, an option to purchase of 1,000,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, Marc Berg, Executive Vice President and Trustee and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Plan and 2015 Plan Agreement, each an option of the Trust to purchase 60,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust also granted to each of our Trustees who are expected to continue to serve on the Board of Trustees through the vesting period, an option to purchase 10,000 Shares of Beneficial Interest of the Trust and also granted to key operational staff options to purchase Shares of Beneficial Interest. The number of options granted to each key operational staff was based on InnSuites employment history and their direct IBC Hotels involvement. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016 subject to shareholder approval which has not occurred yet and may not occur depending upon Management evaluation of the accounting and legal implications of the 2015 Plan. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized and are not considered outstanding as shareholder approval is not perfunctory.

The Trust’s management is evaluating the accounting and legal aspects of the 2015 Plan and therefore, the shareholder vote on the 2015 Plan was not presented to the shareholders during the Trust’s 2015 annual meeting held on December 22, 2015. The Trust anticipates either placing the 2015 Plan to a vote of the Trust’s shareholders during the Trust’s 2016 annual meeting or cancelling the plan.

27. ACQUISITION OF INTERNATIONAL VACATION HOTELS

On January 8, 2016 (the “Closing Date”), the Trust and IBC Hotels purchased the tangible and intangible assets excluding cash, receivables, prepaid booking/expenses, accrued expenses, and an automobile from Vacation Technologies International, Inc., a Texas Corporation, dba International Vacation Hotels (“International Vacation Hotels”). Assets purchased primarily consist of hotel revenue booking contracts, websites and other key business intangible assets. Under the terms of the Asset Purchase Agreement, at the Closing Date, the Trust paid total of $1.0 million of consideration to the seller consisting of $800,000 cash and $200,000 of the Trust’s Shares of Beneficial Interest based on the average closing price of such securities on the NYSE MKT for the 30 calendar days immediately preceding the closing date of January 8, 2016, which resulted in the issuance of 89,127 of the Trust’s Shares of Beneficial Interest.

On January 8, 2016, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada Corporation, with a maturity date of February 1, 2019, pursuant to the terms of the Security Agreement and Promissory Note (“Agreement”). The agreement requires the funds be used for the purchase of International Vacation Hotels’ assets. The agreement provides interest only payments for the first 3 months of the term and principal and interest payments for the remaining portion of the loan. The agreement sets an interest rate of 8% per annum with no prepayment penalty.

The fair values of acquired assets and liabilities are based on preliminary cash flow projections and other assumptions. The preliminary fair values of acquired intangible assets were determined using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The transaction has been accounted for as a business combination under the acquisition method of accounting. Tangible assets acquired were considered worthless and therefore were not separately valued. Accordingly, the identifiable intangible assets acquired have been recorded at fair value, with the remaining purchase price recorded as goodwill.

The fair values of assets acquired at the transaction date are summarized below:

Marketing Related Intangibles	$100,000
Customer Base	400,000
Total identifiable intangible assets	500,000

Goodwill	500,000

Total acquired assets	$1,000,000

Expected and future amortization expenses is approximately $67,000 for the next five fiscal years.

International Vacation Hotels provides hotel technology services to 600 + independent hotel properties worldwide primarily in Africa, Caribbean and Asia markets. Most of the value in International Vacation Hotels is included in the exclusive long-term automatic renewed contracts. This business relationship is contractual in nature and meets the separability criterion and as a result is considered an identifiable intangible asset recognized separately from goodwill. The value of the business relationship is included in goodwill under US GAAP. Goodwill is calculated as the difference between the fair value of the consideration transferred and the values assigned to the identifiable tangible assets acquired and liabilities assumed. The acquired goodwill presented in the above table reflects the estimated goodwill from the preliminary purchase price allocation.

The establishment of the fair value of the consideration for a merger, and the allocation to identifiable intangible assets, requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired assumed were based on estimates and assumptions.

Supplemental Pro Forma Information for Acquisition of International Vacation Hotels (unaudited)

The following unaudited supplemental pro forma information for the years ended January 31, 2016 and 2015, assumes the acquisition of International Vacation Hotels had occurred as of February 1, 2015 and 2014, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had International Vacation Hotels been operated as part of the Trust since February 1, 2015 and 2014.

	Year Ended January 31, 2016		Year Ended January 31, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
		(unaudited)		(unaudited)
Revenues	$3,623,640	$4,623,372	$2,845,122	$4,135,223
Consolidated net income (loss)	$339,440	$468,513	$(2,240,924)	$(2,079,580)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(92,676)	$-	$(137,287)	$-
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$432,116	$468,513	$(2,103,637)	$(2,079,580)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.22)	$(0.22)	$(0.29)	$(0.29)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – BASIC	$0.26	$0.26	$0.02	$0.02
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - BASIC	$0.04	$0.04	$(0.27)	$(0.27)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.15)	$(0.15)	$(0.29)	$(0.29)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – DILUTED	$0.18	$0.18	$0.02	$0.02
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - DILUTED	$0.03	$0.03	$(0.27)	$(0.27)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,269,827	8,358,954	8,313,093	8,402,220
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	11,953,896	12,043,023	8,313,093	8,402,220

Intangible Assets

Amortizable intangible assets consist of the following Proforma (unaudited):

	January 31, 2016
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)
Marketing Related Intangibles	$100,000	$20,000	$80,000	10
Customer Base	400,000	114,286	285,714	7
Total:	$500,000	$134,286	$365,714

Goodwill

The changes in the carrying value of the Trust’s goodwill for the years ended January 31, 2016 and 2015 is as follows:

Beginning Balance February 1, 2014	$-
Ending Balance January 31, 2015	-
Acquisition of Vacation Technology Hotels	500,000
Ending Balance January 31, 2016	$500,000

28. SUBSEQUENT EVENTS

On November 9, 2015, the Ontario entity entered into a Purchase and Sale Agreement (“Sale Agreement”) to sell its Best Western InnSuites Ontario Hotel and Suites property to Mr. Bong Choi and/or Assignee (“Buyer”) an unrelated third party to the Trust for $14.8 million with an original estimated close on February 1, 2016 which was extended several times. The sale was subject to IHT Board of Trustees approval, Ontario Hospitality Properties LLLP partners’ approval, a financing contingency and the buyers’ property review. On April 25, 2016, the Buyer defaulted on the agreement and the Sale Agreement was cancelled. The Trust is actively looking for another buyer for this asset and will continue executing its strong marketing plan to continue to sell the Ontario property as soon as possible.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Trust approved the appointment of Hartley Moore Accountancy Corporation (“HMCPA”) as the Trust’s independent registered public accounting firm for the fiscal years ended January 31, 2016 and 2015 effective August 31, 2015. In connection with the reorganization of HMCPA, its audit partners joined Hall and Company, Inc. (“Hall”) in February, 2016. HMCPA resigned as the independent auditor of the Trust, effective February 16, 2016. HMCPA had been the Trust’s auditor since August 31, 2015.

As a result of the above, the Audit Committee of the Trust, on February 15, 2016, approved the resignation of HMCPA, effective on February 15, 2016, and the engagement of Hall as the Trust’s independent registered public accounting firm for the fiscal years ended January 31, 2016 and 2015 effective February 15, 2016.

The change in accountants did not result from any dissatisfaction with the quality of the professional services rendered by HMCPA. The Trust had not consulted with Hall for the fiscal years ended January 31, 2016 and 2015 and the interim period ended February 15, 2016 regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Trust’s consolidated financial statements, and neither written or oral advice was provided that would be an important factor considered by the Trust in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

In connection with the audit of the fiscal years ended January 31, 2016 and 2015 and through February 15, 2016, there were no disagreement with HMCPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. HMCPA have not issued any reports on the Trust’s consolidated financial statements. During the Trust’s two most recent completed fiscal years and interim period through February, 2016, there were no “reportable events” as such term is described in Item 304(a)(1)(iv) of Regulation S-K with HMCPA.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2016.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control-Integrated Framework 2013 (“Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using those COSO Framework, our management concluded that at January 31, 2016 the Trust’s internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

Management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Name	Principal Occupations During Past Five Years, Age as of April 15, 2016 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2018

Marc E. Berg

Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President – Acquisitions of the Trust from December 16, 1998 to February 10, 1999. Consultant to InnSuites Hotels since 1989.

Prior to InnSuites, Mr. Berg was a wealth manager at Valley National Bank where his portfolio consisted of over half a billion dollars in equities, bonds and fixed income securities. Mr. Berg also worked at Young, Smith and Peacock, an Investment Banking firm in Public Finance.

Mr. Berg has been qualified as a US Trustee in Chapter 11 cases, a Registered Investment Advisor with the SEC and holds both an MBA (Finance) degree from the WP Carey Business School at Arizona State University as well as a Masters in International Management from the Thunderbird Graduate School of International Management. His undergraduate degree was a BSBA from American University in Washington, D.C.

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions. In addition, Mr. Berg has served on our Board for over 15 years. Age: 63.

January 30, 1998

JR Chase (3)

President and owner of Park Avenue Investments, a real estate investment firm since 2000 and also has been a Special Education on-call Teacher with the Phoenix Unified School District since 1993. From 1993 – 2003, Mr. Chase provided investor and management expertise to InnSuites Hotels, a subsidiary of the Trust.

With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, we believe that Mr. Chase will provide our Board with wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 66

December 22, 2015

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

March 24, 2014
Cynthia Ketcherside(1)(2)(3)(6)

Ms. Ketcherside has more than 25 years of executive management experience. Experience evolved from sales and marketing management positions into the position as President and Chief Executive Officer of Ms. Ketcherside’s family business, in which role she oversaw the operations and negotiated the sale of the business to a national company. Since September 2011, Ms. Ketcherside has served as Director of Business Development for Vantage Mobility International, a manufacturer of wheelchair van conversions. Prior to Vantage Mobility International, Ms. Ketcherside was the Executive Director and Chief Executive Officer of notMYkid, a non-profit organization. From January 2005 – February 2010, Ms. Ketcherside was Managing Director of JC’s Glass, a family business which was sold to IGD Industries – Safelite. Age: 57.

Ms. Ketcherside’s sales and marketing expertise is expected to help us grow IBC Hotels.

March 24, 2014

Steven S. Robson(1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 60.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more than 15 years.

June 16, 1998

Trustees Whose Terms Expire in 2016
Leslie (Les) T. Kutasi(1)(2)(3)(4)

Founder and President of Trend-Tex International, a multi-line textile sales and marketing company, since 2000. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996 and Director of Sales of Lorber Industries from 1988 to 1989. Mr. Kutasi has been a member of World Presidents Organization Inc. (WPO Arizona) since 2006. Age: 65.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013
James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust until February 1, 2012. Manager and primary owner (together with his affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 70.

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

January 30, 1998

1 Member of the Audit Committee.

2 Member of the Compensation Committee.

3 Member of the Governance and Nominating Committee.

4 Chair of the Audit Committee.

5 Chair of the Compensation Committee.

6 Chair of the Governance and Nominating Committee.

Other Executive Officers

Adam B. Remis, MSIM, CPA, CISA	Chief Financial Officer of the Trust since March 18, 2013. Mr. Remis has almost 20 years of combined accounting, audit, tax and technology consulting experience. His clients have included Palm, Pioneer North America, Meritage Homes, Mesa Airlines, Choice Hotels and InnSuites. From September 2008 to March 2013, Mr. Remis served as Senior Manager at Khalsa McBrearty Accountancy, LP, where he managed financial audit and tax compliance engagements. From April 2006 to September 2008, he served as Director of Technology – Internal Audit at American Express, leading a team of auditors to review information systems and technology infrastructure controls, and from 2002 to April 2006, Mr. Remis was Engagement Manager at Jefferson Wells, where he managed Sarbanes-Oxley engagements. Prior to that, he was at Deloitte & Touche. Mr. Remis has a Master of Science in Information Management from Arizona State University and a Bachelor of Science degree in Quantitative Economic Decision Sciences from the University of California, San Diego. In February 1997, Mr. Remis became a CPA and was admitted to practice in the State of Arizona. He also holds a Certified Information Systems Auditor (CISA) certification from the Information Systems Audit and Controls Association (ISACA). Mr. Remis has previously served as President of the local Arizona chapter of ISACA and continues to serve as a member of its Board of Directors. Age: 48.

Ms. Barnhill, our Vice-Chairman of the Board, President and Chief Operating Officer, is Mr. Wirth’s daughter. There are no other family relationships that require disclosure pursuant to the SEC’s rules, and none of our Trustees or executive officers were nominated, elected or appointed to their positions pursuant to any arrangement or understanding between them and any other person.

We request that all of our Trustees attend our Annual Meetings of Shareholders. All Trustees were present at the 2015 Annual Meeting of Shareholders. All incumbent Trustees attended 100% of the meetings held by the Board of Trustees and the Committees on which the Trustee served during fiscal year 2016. In addition, the independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management.

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

Date of 2016 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2016 Annual Meeting will be held within 30 days before or after the anniversary date of our 2015 Annual Meeting of Shareholders. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2016 Annual Meeting will be a reasonable time before we begin the printing and mailing of our proxy materials for the 2016 Annual Meeting. A shareholder who wishes to present a proposal at the 2016 Annual Meeting, but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will also need to notify us a reasonable time before we send our proxy materials for the 2016 Annual Meeting. When the date for the 2016 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four times during fiscal year 2016.

All members of the Audit Committee are “independent,” as such term is defined by the SEC’s rules and the NYSE MKT’s listing standards. The Board of Trustees has determined that Mr. Kutasi, a member of our Audit Committee, qualifies as an “audit committee financial expert” under applicable SEC rules. We have posted our Amended and Restated Audit Committee Charter on our Internet website at www.innsuitestrust.com. Information on our website is not part of this Amendment.

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited financial statements included in the Trust’s Annual Report on Form 10-K for the fiscal years ended January 31, 2016 and 2015 with the management of the Trust. In addition, the Audit Committee has discussed with Hall & Company Inc. (“Hall & Company”), the independent registered public accounting firm of the Trust, the matters required to be discussed by the Auditing Standard No. 16, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from Hall & Company required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with Hall & Company its independence from the Trust, including the compatibility of any non-audit services with Hall & Company’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited financial statements be included in the Trust’s Annual Report for the fiscal year ended January 31, 2016.

By the Audit Committee of the Board of Trustees:

Les T. Kutasi, Chairman

Steven S. Robson

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

Reporting grants of restricted Shares of Trustee compensation, Messrs. Kutasi’s, Pelegrin’s and Robson’s and Ms. Ketcherside’s Forms 4 were filed on February 6, 2015, Mr Pelegrin’s Form 4 was filed on December 28, 2015 and Mr. Chase’s Form 4 was filed on December 29, 2015. Mr. Wirth filed Form 4 for Shares of Beneficial Interest purchased on November 30, 2015 and October 7, 2015. Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, We believe that all our Trustees, executive officers and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the fiscal year ended January 31, 2016, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during fiscal year 2016.

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

Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for fiscal years 2016 and 2015, Mr. Wirth’s annual base salary remained set at $153,000. The Compensation Committee does not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee does consider Mr. Wirth’s substantial Share ownership when setting his base salary. During fiscal years in 2016 and 2015, Mr. Wirth voluntarily reduced his salary to $71,538 and $68,309, respectively, in both cases by reducing the number of hours worked per year due to the economic environment.

For fiscal year 2016, Ms. Barnhill, our Vice Chairperson, President and Chief Operating Officer had expanded responsibilities include continuation of work to increase hotel operations, including continued emphasis on revenue management, cost control and all areas of marketing, including Internet marketing. Ms. Barnhill’s salary was set at $120,000 for fiscal year 2015 and fiscal year 2016. During fiscal year 2015, Ms. Barnhill received a $3,400 discretionary bonus which was paid during the fiscal year ending January 31, 2015 but was earned during the prior fiscal year. During fiscal year 2016, Ms. Barnhill received a $500 discretionary bonus.

During fiscal year 2015 and fiscal year 2016, Mr. Remis was paid $139,000 salary. Appointed as our Chief Financial Officer on March 18, 2013, Mr. Remis receives an annual base salary of $139,000 and was entitled to a discretionary first fiscal year bonus of at least $5,000 pursuant to an employment offer letter. During fiscal year 2015, Mr. Remis was paid $3,000 for the first fiscal year bonus and $3,400 discretionary bonus approved by the Compensation Committee for additional professional services rendered over and beyond his normal scope of duties.

During fiscal years 2016 and 2015, the Compensation Committee kept Mr. Berg’s base salary at $98,000, which was voluntarily reduced to $60,308 and $58,612, respectively, by reducing the number of hours worked per year due to the economic environment. During fiscal years 2016 and 2015, Mr. Berg was paid $28,750 and $25,500, respective, as a discretionary bonus for successfully negotiating refinances of our properties. In addition during fiscal year 2015, Mr. Berg’s related party Berg Investment Advisors was compensated $10,000 for successfully negotiating refinances of our properties of which $7,000 was paid to Berg Investment Advisors during fiscal year 2015 with the remainder paid during the first fiscal quarter of fiscal year 2016.

On February 22, 2016, the Compensation Committee of the Board of Trustees (the “Committee”) of InnSuites Hospitality Trust (the “Trust”) approved an increase in the annual base salaries of Pamela J. Barnhill, President, Chief Operating Officer, Vice Chairperson, and Trustee of the Trust, Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust and Adam B. Remis, Chief Financial Officer of the Trust (individually, an “Executive” and collectively, the “Executives”). The salary increases are effective as of February 1, 2016.

The Committee increased Ms. Barnhill’s annual base salary from $120,000 to $150,000, Mr. Berg’s annual base salary from $98,000 to $102,000, and Mr. Remis’s annual base salary from $139,000 to $147,500.

To give incentive to get hotel operations off to a strong start for the current fiscal year starting February 1, 2016, the Committee also adopted an incentive bonus programs for the Executives based on the targeted gross operating profit (i.e., total revenues less operating expenses) (the “Target GOP”) for February 2016 and March 2016, the first two months of the fiscal year. If the Target GOP is achieved or exceeded, each Executive will be entitled to a bonus consisting of cash and Shares of Beneficial Interest of the Trust in the amounts set forth below:

Executive Officer	Cash	Equity
Pamela J. Barnhill	$10,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$2,500	2,500 Shares of Beneficial Interest
Adam B. Remis	$5,000	5,000 Shares of Beneficial Interest

The Committee also adopted an incentive bonus program for the Executives for the fiscal year ending January 31, 2017 (the “2017 Fiscal Year Bonus Program”). Under the 2017 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust of the maximum amount set forth below upon the achievement by the Executive of performance-based objectives, which include revenue, gross operating profit and strategy for the hotel and IBC/IVH divisions.

Executive Officer	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

The Shares of Beneficial Interest of the Trust to be issued are expected to be granted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Performance-Based Cash Bonuses

Our executive officers are eligible to receive cash bonuses under the General Manager Bonus Plan equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general managers receive a bonus based on the achievement of budgeted gross operating profit (total revenues less operating expenses) (“GOP”) at their hotel on a quarterly and annual basis. Under the plan, if the hotel’s actual quarterly and annual GOP exceeds the budgeted GOP, each general manager is eligible for a potential maximum annual bonus of $20,000, consisting of a potential maximum quarterly bonus of $2,000 per quarter and a potential maximum year-end bonus of $12,000.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$12,000

In fiscal year 2016, each of our executive officers received an annual cash bonus equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general manager aggregate cash bonuses for fiscal year 2016 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter	$6,500
Second Quarter	$4,000
Third Quarter	$3,900
Fourth Quarter	$3,500
Year End	$25,000

Accordingly, each of our executive officers received a cash bonus of $6,435 for fiscal year 2016 but $4,275 was paid during fiscal year 2017.

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

The Trust’s management is evaluating the accounting and legal aspects of the 2015 Plan and therefore, the shareholder vote on the 2015 Plan was not presented to the shareholders during the Trust’s 2015 annual meeting held on December 22, 2015. The Trust anticipates either placing the 2015 Plan to a vote of the Trust’s shareholders during the Trust’s 2016 annual meeting or cancelling the plan.

Fiscal Year 2016 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our fiscal years ended January 31, 2016 and 2015:

Name and	Fiscal	Salary	Discretionary Bonus		Non-Equity Incentive Plan Compensation no (5)	All Other Compensation		Total
Principal Position(1)	Year	($)	($)		($)	($)(1)		($)

James F. Wirth,	2016	$71,538	$0		$5,060	$1,473	(2)	$78,071
Chief Executive Officer	2015	$68,309	$0		$1,875	$500		$70,684

Adam B. Remis,	2016	$139,000	$0		$5,060	$500		$144,560
Chief Financial Officer	2015	$139,000	$6,400	(4)	$1,875	$500		$147,775

Marc E. Berg,	2016	$60,308	$28,750		$5,060	$7,500	(3)	$101,618
Executive Vice President	2015	$58,612	$25,500		$1,875	$3,500	(3)	$89,487

Pamela J. Barnhill,	2016	$120,000	$500		$5,060	$3,745	(2)	$129,305
Vice Chairperson, President and Chief Operating Officer	2015	$120,000	$3,400		$1,875	$11,707	(2)	$136,982

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) Ms. Barnhill and Mr. Wirth were the account name holder for the Trust’s corporate purchase cards as described in the “Certain Transactions – Guarantees” section below. The corporate purchase cards provide American Express Membership Rewards to Ms. Barnhill and Mr. Wirth. For the fiscal years ended January 31, 2016 and 2015, Ms. Barnhill received 324,463 and 1,120,758 American Express Membership Rewards, respectively, with an estimated value of 3,245 and $11,207, respectively, which amounts are included in all other compensation. Mr. Wirth opened his American express purchase card in March 2015 and for the fiscal year ending January 31, 2016, Mr. Wirth received 97,278 American Express Membership rewards with an estimated value of $973.

(3) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $10,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President of which $7,000 was paid during fiscal year 2015 and $3,000 was paid during fiscal year 2016.

(4) Mr. Remis received $3,400 for his first year fiscal year bonus and $3,400 discretionary bonus approved by the Compensation Committee for additional professional services rendered over and beyond his normal scope of duties.

During fiscal years 2016 and 2015, we did not issue any Shares to our executive officers and did not grant any stock options or any other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2016. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016 subject to shareholder approval which has not occurred yet and may not occur depending upon Managements’ evaluation of the accounting and legal implications of the 2015 Plan. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants during fiscal year 2016 and additional information about our stock option plan, see Note 26 to our Consolidated Financial Statements - “Stock Options.”

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

Potential Payments Upon Change in Control

We do not have employment agreements with our executive officers. Upon a change in control, our 1997 Stock Incentive and Option Plan provides for the acceleration of vesting of restricted Shares. However, if a change in control had occurred on January 31, 2016, none of our executive officers would have received any payment under the Plan upon a change in control because none had any awards outstanding as of that date.

Fiscal Year 2016 Trustee Compensation

The table below shows individual compensation information for our non-employee Trustees for our fiscal year ended January 31, 2016. Compensation information for Messrs. Wirth and Berg and Ms. Barnhill, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Cynthia Ketcherside	$0	$16,320	$16,320
Leslie T. Kutasi	$0	$16,320	$16,320
Larry Pelegrin (2)	$0	$14,533	$14,533
Steven S. Robson	$0	$16,320	$16,320
JR Chase (2)	$0	$1,787	$1,787

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended January 31, 2016 and 2015. The Stock Awards were based on a stock price of $2.72 which was the closing price of the Trust’s Shares of Beneficial Interest as of February 1, 2015.

(2)	Larry Pelegrin’s term on our Board of Trustees ended at the 2015 Annual Meeting which occurred on December 22, 2015. JR Chase was elected as a new Trustee during our 2015 Annual Meeting. Mr. Pelegrin and Mr. Chase were paid a pro-rata amount of stock based on their service during fiscal year 2016.

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our fiscal year 2016. As of January 31, 2016, Messrs. Kutasi, Pelegrin and Robson and Ms. Ketcherside did not hold any unvested Shares. As compensation for our fiscal year 2016, on February 5, 2015, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $16,320 per grant) to each of Messrs. Kutasi and Robson and Ms. Ketcherside, and 3,000 additional restricted Shares (with the aggregate grant fair value of $8,040 per grant) to Mr. Pelegrin, which Shares will vest in equal monthly amounts during our fiscal year ending on January 31, 2016. During our compensation committee meeting on December 22, 2015, Mr. Pelegrin was awarded an additional 2,343 Shares and Mr. Chase was awarded 657 Shares for their service to the Board for the remaining part of fiscal year 2016.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 8,817,803 Shares of Beneficial Interest issued and outstanding as of April 19, 2016. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Greater-than-Five-Percent Beneficial Owners and Beneficial Ownership of Trustees, and Executive Officers

Trustees and Executive Officers	Shares Beneficially Owned(1)	Percentage of Outstanding Shares
James F. Wirth(2)	5,975,786	67.76%
Pamela J. Barnhill(3)	263,534	2.99%
Marc E. Berg	60,255	*
Cynthia Ketcherside	17,145	*
Leslie T. Kutasi	24,000	*
JR Chase(4)	657	*
Adam B. Remis	-	-
Steven S. Robson	302,723	3.43%
Trustees and Executive Officers as a group (eight persons)	6,644,100	75.35%

*	Less than one percent (1.0%).

(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following April 26, 2016. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.

(2)	All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for 1,738,476 Shares that are voted separately by Mr. Wirth and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000, of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 3,407,938 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees. Mr. Wirth’s business address is 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020.

(3)	Includes 24,098 Shares held by minor children.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2016:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$	N/A	1,000,000	(1)

Equity compensation plans not approved by security holders	None		None	1,600,000

(1) We have 1,000,000 options available for future grants under our 1997 Stock Incentive and Option Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Chase and Robson and Ms. Ketcherside are “independent,” as defined by the NYSE MKT’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth and Ms. Barnhill are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE MKT’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships or arrangements in fiscal year 2015 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the three hotels owned by Mr. Wirth are 3% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership. In fiscal years 2016 and 2015, InnSuites Hotels received aggregate fees of $221,866 and $278,208, respectively, for management of the three hotels owned by affiliates of Mr. Wirth. The Trust charges management fees to related parties.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the three hotels owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels, at no additional charge.

Restructuring Agreements

For information about the restructuring agreements for Albuquerque Suite Hospitality, Tucson Hospitality Properties, Ontario Hospitality Properties, Yuma Hospitality Properties and Tucson Saint Mary’s Suite Hospitality, see Notes 3-7 of our Consolidated Financial Statements.

Financing Arrangements and Guarantees

On January 1, 2012, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bore interest at 7.0% per annum, was interest only quarterly and was amended on July 1, 2014 to extend the maturity date to March 31, 2015, and increased the maximum borrowing capacity from $1,000,000 to $1,400,000. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of January 31, 2016, the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full and was closed. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable.

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2017. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being $714,270 during the fiscal year ended January 31, 2016. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or revenue for the Demand/Revolving Line of Credit/Promissory Note for the fiscal years ended January 31, 2016 was $7,618 of expense and $5,761 of revenue, and for the fiscal year ended January 31, 2015 was $659 of expense.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $5,761 and payable of $262,659 at January 31, 2016 and 2015, respectively, all of which is considered a current receivable and liability.

On May 21, 2014, Tucson Hospitality Properties LLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

On July 24, 2014, Tucson Saint Mary’s Suite Hospitality LLC, a subsidiary of the Trust, entered into a $451,560 business loan, including $25,560 of loan fees, with American Express Bank, FSB (the “St. Mary’s Merchant Agreement”) with a maturity date of July 24, 2015. The St. Mary’s Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 17% of the St. Mary’s American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

On August 19, 2014, Ontario Hospitality Properties, LP (“Ontario entity”), a subsidiary of the Trust, entered into a $477,000 business loan, including $27,000 of loan fees, with American Express Bank, FSB (the “Ontario Merchant Agreement”) with a maturity date of September 19, 2015. The Ontario Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 27% of the Ontario American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2016, the business loan has been paid in full.

On September 16, 2014, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $415,520 business loan, including $23,250 of loan fees, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of September 16, 2015. The Yuma Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

On October 24, 2014, Albuquerque Suite Hospitality, LLC, a subsidiary of the Trust, entered into a $318,000 business loan, including $18,000 of loan fees, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with an maturity date of October 24, 2015. This loan was paid off in full on November 20, 2015. The Albuquerque Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of January 31, 2016, the non-revolving note payable balance was approximately $532,000.

On September 25, 2013, the Trust entered into a revenue sharing agreement with independent Lodging Industry Association (“ILIA”). In 2014, Ms. Barnhill, President and Vice Chairperson of the Trust, became President of ILIA. The revenue sharing agreement states that of the 10% IBC fees collected from ILIA hotels, 3% will be remitted back to ILIA from February, 2015 through June, 2015, 2% will be remitted back to ILIA from July, 2015 through December, 2015, and 1% will be remitted back to ILIA from January, 2016 through June, 2016. As of January 31, 2016 and January 31, 2015, no fees have been remitted or accrued related to the ILIA revenue sharing agreement.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels (“IVH”), the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada Corporation with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (“Agreement”). The Agreement requires the funds be used for the purchase of IVH assets. The agreement provides interest only payments for the first 3 months of the term and principal and interest payments for the remaining portion of the loan. The Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of January 31, 2016, the business loan balance was $400,000.

Other Related Party Transactions

During fiscal year 2015, Mr. Berg’s related party Berg Investment Advisors was compensated $10,000 for successfully negotiating refinances of our properties of which $7,000 was paid to Berg Investment Advisors during fiscal year 2015 with the remainder paid during the first fiscal quarter of fiscal year 2016.

Compensation Information

For information regarding compensation of our executive officers, see Item 11 of this Form 10-K.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our consolidated financial statements as of and for the fiscal years ended January 31, 2016 and 2015 were audited by Hall & Company Certified Public Accountants, Inc. (“Hall CPAs”), formally known as HMCPA Accountancy Corporation. On February 15, 2016, HMCPA Accountancy Corporation merged with Hall CPAs. Hall CPAs reviewed our interim financial statements in our Forms 10Q for the fiscal quarters ending July 31, 2015 and October 31, 2015. Our former independent registered public accounting firm, Semple, Marchal and Cooper, LLP (“Semple”) reviewed our interim financial statements in our Forms 10Q during our first quarter of fiscal year 2016 ending April 30, 2015.

Audit Fees

For the fiscal year ended January 31, 2016, we expect to pay Hall CPAs up to $73,000 for professional services rendered for the audit of our annual financial statements for the fiscal years 2016 and 2015 and up to 15,000 for the review of our interim financial statements in our Forms 10-Q for fiscal year ended January 31, 2016. In addition, we expect to pay Hall CPAs an additional 5% of professional fees for administrative expenses and reimbursement of actual out of pocket travel expenses not to exceed $6,000.

The aggregate fees billed and paid for services rendered by Hall CPAs and Semple for the review of our interim financial statements in our Forms 10-Q and services provided in connection with regulatory filings was $15,000 for the fiscal years ending January 31, 2016 and 2015, respectively.

Audit-Related Fees

No additional audit-related fees were incurred.

Tax Fees

Hall CPAs and Semple did not provide any tax compliance, tax advice or tax planning services to us during the fiscal years ended January 31, 2016 and 2015.

All Other Fees

Hall CPAs and Semple did not render any other services to us, and billed no other fees, during the fiscal years ended January 31, 2016 and 2015.

Our Audit Committee has considered and determined that the provision of these services is compatible with Hall & Company, Inc. maintaining their independence from us.

Policy on Pre-Approval of Audit and Permitted Non-Audit Services

The Audit Committee pre-approves all fees for services performed by our independent auditors, currently Hall & Company, Inc. Unless a type of service our independent auditors provided received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Since May 6, 2003, the effective date of the SEC’s rules requiring Audit Committee pre-approval of audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors were approved in accordance with these policies and procedures.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

Financial Statements and Schedules

Exhibit Number	Exhibit

2.1	Real Estate Purchase Agreement, effective July 1, 2015, by and between Tucson Saint Mary’s Suite Hospitality, LLC, as Seller, and Lee & J Hospitality, Inc., as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015).

2.2	Real Estate Purchase Agreement, dated November 3, 2015, by and between Ontario Hospitality Properties LLLP, as Seller, and Bong Choi and/or Assignee, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2015).

2.3	Asset Purchase Agreement, dated January 6, 2016, by and between Vacation Technologies International, Inc. d/b/a International Vacation Hotels, as Seller, and InnSuites Hospitality Trust and IBC Hotels, LLC, as Buyer, dated as of January 6, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2016).

3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

10.4*	Employment Offer Letter from InnSuites Hospitality Trust to Adam B. Remis, dated March 3, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013).

Exhibit Number	Exhibit

10.5*	InnSuites Hospitality Trust 2015 Equity Incentive Plan, adopted by the Board of Trustees on February 5, 2015, subject to shareholder approval (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2015).

10.6*	Form of Nonqualified Stock Option Form Agreement, by and between InnSuites Hospitality Trust and Stock Option recipient (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.7*	Nonqualified Stock Option Agreement, dated as of February 5, 2015, by and between InnSuites Hospitality Trust and Pamela Barnhill (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.8	Revolving Bank Line of Credit/Promissory Note, dated November 23, 2010, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

10.9	Revolving Bank Line of Credit Business Loan Agreement, dated November 23, 2010, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

10.10	Change in Terms Agreement for Bank Line of Credit, dated May 12, 2011, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011, filed with the Securities and Exchange Commission on June 3, 2011).

10.11	Change in Terms Agreement for Bank Line of Credit, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on May 30, 2012).

Exhibit Number	Exhibit

10.12	Change in Terms Agreement for Bank Line of Credit, dated June 22, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2012).

10.13	Addendum, dated August 27, 2012, to Business Loan Agreement, dated November 23, 2010, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012).

10.14	Change in Terms Agreement for Bank Line of Credit, dated September 14, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.15	Change in Terms Agreement for Bank Line of Credit, dated June 11, 2013, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and Republic Bank AZ, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, filed with the Securities and Exchange Commission on September 11, 2013).

10.16	Business Loan Agreement, dated August 24, 2012, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and 1st Bank Yuma, as Lender, guaranteed by InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.17	Business Loan and Security Agreement, dated November 25, 2013, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and American Express Bank FSB, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with the Securities and Exchange Commission on December 6, 2013).

10.18	Promissory Note, dated as of August 24, 2012, issued by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of 1st Bank Yuma, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

Exhibit Number	Exhibit

10.19	Business Loan and Security Agreement, dated September 24, 2013, by and between Ontario Hospitality Properties, LLLP, as Borrower, and American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with the Securities and Exchange Commission on December 6, 2013).

10.20	Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.21	Albuquerque Suite Hospitality, LLC Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality, LLC.

10.22	Tucson Hospitality Properties LLLP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LLLP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.23	Tucson Hospitality Properties LLLP Updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LLLP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.24	Amended and Restated Limited Partnership Agreement of Ontario Hospitality Properties LLLP, dated January 31, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Ontario Hospitality Properties LLLP, and James F. Wirth (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

10.25	Partnership Interest Purchase Agreement, dated as of January 31, 2014, by and between InnSuites Hospitality Trust and Suite Hotels, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.26	Business Loan and Security Agreement, dated May 21, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 30, 2014).

Exhibit Number	Exhibit

10.27	Change in Terms Agreement, dated June 23, 2014, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of Republic BankAZ, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2014).

10.28	Addendum, dated July 1, 2014, to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, filed with the Securities and Exchange Commission on September 9, 2014).

10.29	Business Loan and Security Agreement, dated July 24, 2014, executed by Tucson Saint Mary’s Suite Hospitality LLC, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014).

10.30	Business Loan and Security Agreement, dated August 19, 2014, executed by Ontario Hospitality Properties LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.31	Business Loan Agreement, dated August 22, 2014, by and between Ontario Hospitality Properties LLLP, as Borrower, and Arizona Bank & Trust, as Lender, guaranteed by a first position lien against the Ontario property and all general business assets of Ontario (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.32	Business Loan and Security Agreement, dated September 16, 2014, executed by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2014).

10.33	Purchase and Sale Agreement, dated October 15, 2014, by and between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

Exhibit Number	Exhibit

10.34	Business Loan and Security Agreement, dated October 24, 2014, executed by Albuquerque Suite Hospitality, L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2014).

10.35	Addendum, dated October 27, 2014, to the Demand/Revolving Line of Credit/Promissory Note Agreement, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2014).

10.36	Deed of Trust, dated November 18, 2014, by and among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.37	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties LLLP, as Borrower, in favor of Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.38	Yuma Hospitality Properties Limited Partnership Restructuring Agreement, dated October 24, 2014, by and among Rare Earth Financial, LLC, InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014).

10.39	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrowers, in favor of Guy C. Hayden III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.40	Change in Terms Agreement and Acknowledgement by Guarantor, dated February 26, 2015, by and between Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015).

10.41	Demand/Revolving Line of Credit/Promissory Note Agreement, dated December 1, 2014, executed by InnSuites Hospitality Trust and its affiliates, as Borrowers, in favor of Rare Earth Financial, LLC and its affiliates, as Lenders (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

Exhibit Number	Exhibit

10.42	Amended Tucson Saint Mary’s Hospitality LLC Restructuring Agreement, dated April 24, 2015 and amended May 30, 2015, by and among InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC and Tucson Saint Mary’s Suite Hospitality LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015).

10.43	Termination Agreement, dated April 24, 2015, by and between InnSuites Hospitality Trust and Suite Hotels, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.44	Change in Terms Agreement and Acknowledgement by Guarantor, dated May 28, 2015, by and between Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015).

10.45	Change in Terms Agreement, dated June 15, 2015, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAZ, N.A. as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2015).

10.46	Change in Terms Agreement, dated July 7, 2015, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership, and RRF Limited Partnership, as Borrowers, and Republic BankAZ, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015).

10.47	Change in Terms Agreement and Acknowledgement by Guarantors, dated August 11, 2015, by and between Tucson Saint Mary’s Suite Hospitality, LLC and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2015).

10.48	Securities Purchase Agreement, dated October 7, 2015, by and between InnSuites Hospitality Trust and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2015).

10.49	Real Estate Purchase Agreement, dated November 9, 2015, executed by Bong Choi and/or Assignee, as Seller, and Ontario Hospitality Properties LLLP, as Buyer.(incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2015).

10.50	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015).

Exhibit Number	Exhibit

10.51	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Charles Strickland (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.52	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.53	Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Tempe/Phoenix Airport Resort, LLC, as Borrower, and Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Phoenix Northern Resort LLC, as Borrower (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.54	Security Agreement and Promissory Note, dated January 8, 2016, executed by Pamela Barnhill, as trustee of InnSuites Hospitality Trust, and IBC Hotels, LLC, as Borrowers, in favor of Laurence Holdings Limited, as Lender and Secured Party (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2016).

10.55	Securities Purchase Agreement, dated January 28, 2016, by and between InnSuites Hospitality Trust and Guy Hayden and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2016).

10.56	Termination of Real Estate Purchase Agreement, dated November 9, 2015, executed by Bong Choi and/or Assignee, as Seller, and Ontario Hospitality Properties LLLP, as Buyer.(incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25 2016).

16.1	Letter from Semple, Marchal & Cooper, LLP dated August 31, 2015 regarding a change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2015).

16.2	Letter from Hartley Moore Accountancy dated February 15, 2016 regarding change in independent registered public accounting firm (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2016).

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

* Management contract or compensatory plan or arrangement.

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: April 29, 2016	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2016	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: April 29, 2016	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2016	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 29, 2016	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: April 29, 2016	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: April 29, 2016	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: April 29, 2016	By:	/s/ JR Chase
JR Chase, Trustee

Dated: April 29, 2016	By:	/s/ Cynthia Ketcherside
Cynthia Ketcherside, Trustee

Dated: April 29, 2016	By:	/s/ Pamela Barnhill
Pamela Barnhill, Trustee

