Form 10-Q
period 2016-04-30
INNSUITES HOSPITALITY TRUST
filed 2016-06-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 13, 2016: 9,350,252

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2016	JANUARY 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$753,309	$1,795,666
Accounts Receivable, including $35,306 and $20,683 from related parties and net of Allowance for Doubtful Accounts of $707 and $1,987 as of April 30, 2016 and January 31, 2016, respectively	547,280	54,158
Advances to Affiliates - Related Party	903,134	972,184
Notes Receivable - Related Party	180,644	5,761
Prepaid Expenses and Other Current Assets	41,948	19,046
Current Assets of Discontinued Operations and Assets Held for Sale	372,909	479,107
Total Current Assets	2,799,224	3,325,922
Hotel Properties, net	4,952,024	5,029,248
Property, Plant and Equipment, net	309,243	202,734
Intangible Assets	483,250	500,000
Goodwill	500,000	500,000
Noncurrent assets of Discontinued Operations and Assets Held for Sale	14,814,873	14,382,785
TOTAL ASSETS	$23,858,614	$23,940,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$196,184	$895,162
Current Portion of Mortgage Notes Payable, net of Discount of $2,403 as of April 30, 2016 and January 31, 2016, respectively	132,417	130,042
Current Portion of Notes Payable to Banks, net of Discount of $1,738 and $0 as of April 30, 2016 and January 31, 2016, respectively	626,584	932,289
Current Portion of Other Notes Payable	26,867	40,801
Current Liabilities of Discontinued Operations and Assets Held for Sale	2,376,403	1,651,179
Total Current Liabilities	3,358,455	3,649,473
Mortgage Notes Payable, net of discount of $12,817 and $13,418 as of April 30, 2016 and January 31, 2016, respectively	4,927,638	4,962,951
Notes Payable to Banks, net of Discount of $4,054 and $0 as of April 30, 2016 and January 31, 2016, respectively	253,680	-
Other Notes Payable	11,348	13,889
Noncurrent Liabilities of Discontinued Operations and Assets Held for Sale	8,253,574	8,343,647
TOTAL LIABILITIES	16,804,695	16,969,960

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 17,970,846 and 17,406,846 shares issued and 9,353,388 and 8,791,500 shares outstanding at April 30, 2016 and January 31, 2016, respectively	18,603,297	18,769,849
Treasury Stock, 8,617,458 and 8,615,346 shares held at cost at April 30, 2016 and January 31, 2016, respectively	(12,291,337)	(12,285,915)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,311,960	6,483,934
NON-CONTROLLING INTEREST	741,959	486,795
TOTAL EQUITY	7,053,919	6,970,729
TOTAL LIABILITIES AND EQUITY	$23,858,614	$23,940,689

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$916,182	$935,522
Food and Beverage	3,765	12,600
Management and Trademark Fees	76,993	85,991
Other	211,045	134,272
TOTAL REVENUE	1,207,985	1,168,385

OPERATING EXPENSES
Room	217,587	244,166
Food and Beverage	16,802	17,366
Telecommunications	3,477	3,906
General and Administrative	837,737	569,575
Sales and Marketing	171,146	93,216
Repairs and Maintenance	67,230	71,822
Hospitality	53,450	43,690
Utilities	50,126	44,953
Hotel Property Depreciation	133,654	128,446
Intangible Amortization	16,750	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	37,968	29,277
Other	-	631
TOTAL OPERATING EXPENSES	1,605,927	1,247,048
OPERATING LOSS	(397,942)	(78,663)
Interest Income	906	185
Interest Income on Note Receivable - Related Party	20,832	-
TOTAL OTHER INCOME	21,738	185
Interest on Mortgage Notes Payable	62,870	63,725
Interest on Notes Payable to Banks	17,573	12,772
Interest on Other Notes Payable	861	4,647
Interest on Line of Credit - Related Party	-	1,494
TOTAL INTEREST EXPENSE	81,304	82,638
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	(457,508)	(161,116)
Income Tax Provision	-	(41,571)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	(457,508)	(202,687)
Net Income From Discontinued Operations and Assets Held for Sale, Net of Non-Controlling Interest	478,290	609,842
CONSOLIDATED NET INCOME TOTAL	$20,782	$407,155
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$210,478	$90,620
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(189,696)	$316,535
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.05)	$(0.02)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – BASIC	$0.05	$0.07
NET INCOME PER SHARE PER SHARE TOTAL – BASIC	$0.00	$0.05
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.04)	$(0.02)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – DILUTED	$0.04	$0.05
NET INCOME PER SHARE PER SHARE TOTAL -DILUTED	$0.00	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	8,814,610	8,269,827
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	12,498,679	11,953,896

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2016

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2016	8,791,500	$18,769,849	8,615,346	$(12,285,915)	$6,483,934	$486,795	$6,970,729
Net (Loss) Income	-	(189,696)	-	-	(189,696)	210,478	20,782
Purchase of Treasury Stock	(2,112)	-	2,112	(5,422)	(5,422)	-	(5,422)
Shares of Beneficial Interest Issued for Services Rendered	24,000	12,960	-	-	12,960	-	12,960
Sales of Ownership Interests in Subsidiary, net	540,000	-	-	-	-	54,000	54,000
Reallocation of Non-Controlling Interests and Other	-	10,184	-	-	10,184	(9,314)	870
Balance, April 30, 2016	9,353,388	$18,603,297	8,617,458	$(12,291,337)	$6,311,960	$741,959	$7,053,919

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$20,782	$407,155
Adjustments to Reconcile Consolidated Net Income to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	12,960	16,320
Provision For Uncollectible Receivables	2,728	10,821
Hotel Property Depreciation	133,654	456,269
Amortization of Intangibles	16,750	-
Amortization of Debt Discounts and Deferred Financing Fees	2,582	39,907
Changes in Assets and Liabilities:
Accounts Receivable	(536,398)	186,595
Prepaid Expenses and Other Assets	20,435	(14,210)
Accounts Payable and Accrued Expenses	230,855	(410,555)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(95,652)	692,302

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(595,027)	(478,963)
Lendings on Advances to Affiliates - Related Party	(35,950)	-
Collections on Advances to Affiliates - Related Party	105,000	1,236
NET CASH USED IN INVESTING ACTIVITIES	(525,977)	(477,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(119,853)	(175,107)
Payments on Notes Payable to Banks	(52,603)	(1,791,444)
Borrowings on Notes Payable to Banks	-	927,736
Payments on Line of Credit - Related Party	-	(932,287)
Borrowings on Line of Credit - Related Party	-	1,249,071
Payments on Notes Payable - Related Party	(475,113)	-
Borrowings on Notes Payable - Related Party	300,230	-
Payments on Other Notes Payable	(16,475)	(18,582)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	54,000	621,254
Distributions to Non-Controlling Interest Holders	(209,771)	(237,944)
Repurchase of Treasury Stock	(5,422)	(38,498)
Reallocation of Non-Controlling Interests and Other	870	-
NET CASH USED IN FINANCING ACTIVITIES	(524,137)	(395,801)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,145,766)	(181,226)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,957,687	507,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$811,921	$326,460

(i) Including $64,942 and $162,021 of cash included in discontinued operations as of April 30, 2016 and January 31, 2016

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2016 AND JANUARY 31, 2016

AND FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND 2015

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2016, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly and through a partnership interest, in four hotels with an aggregate of 576 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of April 30, 2016 and January 31, 2016, respectively. The Trust’s weighted average ownership for the three month period ended April 30, 2016 and 2015 was 72.11%. As of April 30, 2016, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona, and a 51.65% interest in an InnSuites® hotel located in Ontario, California. The Trust owns a direct 50.35% interest in a Yuma, Arizona hotel property, and a direct 50.91% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (IBC Hotels) or IBC Developments, a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 6,500 unrelated hotel properties and provides revenue generating services and cost savings solutions to independent boutique hotels. During the fiscal year ended January 31, 2014 IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (ILIA). On January 8, 2016 (the “Closing Date”), the Trust and IBC Hotels purchased the tangible and intangible assets excluding cash, receivables, prepaid booking expenses, accrued expenses, and an automobile from Vacation Technologies International, Inc., a Texas Corporation, dba International Vacation Hotels (“International Vacation Hotels”). Assets purchased primarily consist of hotel revenue booking contracts, websites and other key business intangible assets. Under the terms of the Asset Purchase Agreement, at the Closing Date, the Trust paid total of $1.0 million of consideration to the seller consisting of $800,000 cash and $200,000 of the Trust’s Shares of Beneficial Interest based on the average closing price of such securities on the NYSE MKT for the 30 calendar days immediately preceding the closing date of January 8, 2016, which resulted in the issuance of 89,127 of the Trust’s Shares of Beneficial Interest.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On April 30, 2016 and January 31, 2016, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units. Additionally, as of both April 30, 2016 and January 31, 2016, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on April 30, 2016, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of April 30, 2016 and January 31, 2016, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units.

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

As of April 30, 2016, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of $180,644. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2017. As of June 10, 2016, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $196,644.

With approximately $812,000 of cash, including approximately $59,000 from discontinued operations, as of April 30, 2016 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all. We also expect to complete the sale of our four hotel properties by the end of this fiscal year.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information related to the Trust’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Trust’s annual consolidated financial statements for the year ended January 31, 2016, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Trust’s Form 10-K for the year ended January 31, 2016.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the Liquidation Basis of Accounting. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU 2014-15 require additional disclosure of information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Trust has evaluated impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In June 2014, FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Trust has adopted this ASU during the first fiscal quarter of 2017 and evaluated the impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, ASU 2014-09 provides for the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the Accounting Standards Codification, and some cost guidance related to construction-type and production-type contracts. In August 2015, the FASB issued an update that defers the effective date of the revenue recognition guidance by one year. It will be effective for interim and annual reporting periods beginning after December 31, 2017. Early adoption is permitted but only for interim and annual period beginning after December 31, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Trust has evaluated the impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improved accounting principles generally accepted in the United States of America (“GAAP”) by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The Trust has evaluated the impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Trust has adopted this ASU during the first fiscal quarter of 2017 and evaluated the impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

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

Management applies guidance Accounting Standards Codification (“ASC”) 360-10-35, to determine when it is required to test an asset for recoverability of its carrying value and whether an impairment exists. Under ASC 360-10-35, the Trust is required to test a long-lived asset for impairment when there is an indicator of impairment. Impairment indicators may include, but are not limited to, a drop in the performance of a long-lived asset, a decline in the hospitality industry or a decline in the economy. If an indicator of potential impairment is present, then an assessment is performed of whether the carrying amount of an asset exceeds its estimated undiscounted future cash flows over its estimated remaining life.

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no impairment of long-lived assets existed during the Trust’s fiscal quarters ended April 30, 2016 and 2015.

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

The Trust allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share (see Note 27 “Acquisition of International Vacation Hotels” footnote in our Annual Report on Form 10-K filed on April 29, 2016 with the Securities Exchange Commission).

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

GOODWILL

The Trust tests it goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Trust determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Trust must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgements in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of International Vacation Hotels that occurred on January 8, 2016.

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

For the periods ended April 30, 2016 and 2015, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,684,069 in addition to the basic shares outstanding for the periods ending April 30, 2016 and 2015, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during the periods ending April 30, 2016, and are included in the calculation of diluted earnings per share for that period below. All such shares were anti-dilutive for the period ending April 30, 2015.

For the Three Months Ended April 30,
2016
Net Loss attributable to controlling interest	$(189,696)
Plus: Net Income attributable to non-controlling interests	210,478
Net Income attributable to controlling interest after unit conversion	$20,782

Weighted average common shares outstanding	8,814,610
Plus: Weighted average incremental shares resulting from unit conversion	3,684,069
Weighted average common shares outstanding after unit conversion	12,498,679

Diluted Income Per Share	$-

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

Except for the Yuma hotel property, the Trust has reclassified three of its hotels into discontinued operations and assets held for sale in accordance with No. 205-20, Discontinued Operations. As such, the historical results of these hotels have been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

Discontinued operations for the periods ended April 30, 2016 and 2015 primarily consists of each hotels’ operational revenues and expenses, except our Yuma hotel property.

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

NON-CONTROLLING INTEREST

Non-controlling interest in the Trust represents the limited partners’ proportionate share of the capital and earnings of the Partnership. Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the entities throughout the period, and capital is allocated based on the ownership percentage at quarter-end. Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the periods ended April 30, 2016 and 2015.

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

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the three months ended April 30, 2016, the Trust recognized expenses of $12,960 related to stock-based compensation. The Trust issued 24,000 restricted shares with a total market value of $51,840 in the first fiscal quarter of fiscal year 2017 as compensation to its three outside Trustees for fiscal year 2017. On a monthly basis through January 31, 2017, these shares vest at a rate of approximately 500 shares for each outside Trustee. These purchases were made by the recipients on the open market on May 10, 2016.

The following table summarizes restricted share activity during the three months ended April 30, 2016:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance of unvested awards at January 31, 2016	-	-
Granted	24,000	$2.16
Vested	(6,000)	$2.16
Forfeited	-	-
Balance of unvested awards at April 30, 2016	18,000	$2.16

OFFICER STOCK COMPENSATION

On February 22, 2016, the Compensation Committee of the Board of Trustees (the “Committee”) of Trust approved stock incentive bonus plan for Pamela J. Barnhill, President, Chief Operating Officer, Vice Chairperson, and Trustee of the Trust, Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust and Adam B. Remis, Chief Financial Officer of the Trust (individually, an “Executive” and collectively, the “Executives”).

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

The Committee also adopted an incentive bonus program for the Executives for the fiscal year ending January 31, 2017 (the “2017 Fiscal Year Bonus Program”). Under the 2017 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust of the maximum amount set forth below upon the achievement by the Executive of performance-based objectives, which include revenue, gross operating profit and strategy for the hotel and IBC Developments Division. These performance-based objectives were achieved for the period ended April 30, 2016.

Executive Officer	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

The Trust met the Target GOP for February 2016 and March 2016. The Executives agreed to purchase the stock on the open market and were reimbursed by the Trust. On May 16, 2016, Ms. Barnhill purchased 5,000 Shares of Beneficial Interest at $2.449 and on May 20, 2016, Ms. Barnhill purchased 2,000 Shares of Beneficial Interest at $2.4883 and 3,000 Shares of Beneficial Interest at $2.4999 as described on Forms 4 filed with the Securities Exchange Commission on May 18, 2016 and May 24, 2016. Mr. Berg purchased 2,500 Shares of Beneficial Interest at $2.49 on May 10, 2016 as described on Form 4 filed with the Securities Exchange Commission on May 17, 2016. Mr. Remis purchased 5,000 Shares of Beneficial Interest at $2.50 on May 18, 2016 as described on Form 4 filed with the Securities Exchange Commission on May 18, 2016.

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

On February 5, 2015, the Board of Trustees of the Trust granted to Pamela Barnhill, President, Vice Chairperson of the Board of Trustees and Chief Operating Officer of the Trust and IBC Hotels Founder and President, pursuant to the 2015 Plan and 2015 Plan Agreement, an option to purchase of 1,000,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, Marc Berg, Executive Vice President and Trustee and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Plan and 2015 Plan Agreement, each an option to purchase 60,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust also granted to each of our Trustees who are expected to continue to serve on the Board of Trustees through the vesting period, an option to purchase 10,000 Shares of Beneficial Interest of the Trust and also granted to key operational staff options to purchase Shares of Beneficial Interest. The number of options granted to each key operational staff was based on InnSuites employment history and their direct IBC Hotels involvement. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016. The options are subject to shareholder approval. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory.

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

The above Demand/Revolving Line of Credit/Promissory Note or Note Receivable is presented as one line item on the balance sheet and totaled a receivable of $180,644 and $5,761 at April 30, 2016 and January 31, 2016, respectively.

As of April 30, 2016 and January 31, 2016, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.80% of the total outstanding Partnership units. As of April 30, 2016 and January 31, 2016, Mr. Wirth and his affiliates held 6,939,429 and 6,153,276, respectively, Shares of Beneficial Interest in the Trust, which represented 74.19% and 67.54%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the three months ended April 30, Mr. Wirth’s affiliates paid the Trust $76,993 for management and licensing fees.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 32% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2017 and accrue interest of 7.0%. During the period ended April 30, 2016, the Trust received $8,176 and $7,774 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of April 30, 2016, the Advances to Affiliate – Related Party balance was $481,872 and $421,261 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively.

Besides Pamela Barnhill, Vice Chairperson and President of the Trust and daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer, the Trust also employs two other immediate family members of Mr. Wirth who provide technology and administrative support services to the Trust with each receiving a $42,500 yearly salary.

See “Related Party Transactions” footnote in our Form 10-K Annual Report filed on April 29, 2016 with the Securities Exchange Commission and our Notes 3, 4, 5, 6, 7 and 12 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary,”, “Sale of Ownership Interests in Tucson Saint Mary’s Suite Hospitality” and Subsequent Events, respectively.

5. NOTES PAYABLE

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of April 30, 2016, the non-revolving note payable balance was approximately $498,000.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels (“IVH”), the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada Corporation with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (“Agreement”). The Agreement required the funds be used for the purchase of IVH assets. The agreement provides interest only payments for the first 3 months of the term and principal and interest payments for the remaining portion of the loan. The Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of April 30, 2016, the business loan balance was approximately $389,000.

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (the “Ontario entity”), and Yuma Hospitality Properties, Limited Partnership (the “Yuma entity”), which sales are described in detail in our Annual Report on Form 10-K filed on April 29, 2016 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in each entity and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2016, the priority distributions were paid for the three months ended January 31, 2016 and no priority distributions were accrued for the three months ended April 30, 2016.

During the three months ended April 30, 2016, there were no Class A, B or C units of the Albuquerque entity sold. As of April 30, 2016 and January 31, 2016, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other third parties held a 48.91% interest, or 268 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2016, the priority distributions were paid for the three months ended January 31, 2016 and no priority distributions were accrued for the three months ended April 30, 2016.

During the three months ended April 30, 2016, there was one Class A unit of the Tucson entity sold at $10,000 per unit, which was sold from the Partnership. As of April 30, 2016 and January 31, 2016, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.63% interest, or 5 Class C units, and other parties held a 48.36% interest, or 383 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2016, the priority distributions were paid for the three months ended January 31, 2016 and no priority distributions were accrued for the three months ended April 30, 2016.

During the three months ended April 30, 2016, there was one Class A unit of the Ontario entity sold at $10,000 per unit, of which was sold from the Partnership. As of April 30, 2016, the Partnership held a 51.65% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.00% interest through Rare Earth, or 29 Class C units, and other parties held a 45.35% interest, or 437.25 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2016, the priority distributions were paid for the three months ended January 31, 2016 and no priority distributions were accrued for the three months ended April 30, 2016.

During the three months ended April 30, 2016, there were 6.5 Class A units of the Yuma entity sold, at $10,000 per unit, of which one Class C unit was sold from the Partnership and the remaining units were sold from the Trust. As of April 30, 2016, the Trust held a 50.35% ownership interest, or 401.90 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.89% interest, or 7.10 Class C units, and other parties held a 48.88% interest, or 391 Class A units. As of January 31, 2016, the Trust held a 50.93% ownership interest, or 407.40 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.01% interest, or 8.1 Class C unit, and other parties held a 48.06% interest, or 384.50 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2016, the priority distributions were paid for the three months ended January 31, 2016 and no priority distributions were accrued for the three months ended April 30, 2016.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $81,304 and $ 249,229 in cash for interest for the three months ended April 30, 2016 and 2015, respectively for continuing operations.

8. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease and expires in 2058. Total expense associated with the non-cancelable ground lease for the three months ended April 30, 2016 and 2015 was approximately $46,000 and $27,000, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expires in 2017. The Trust recorded approximately $9,000 and $5,000 of general and administrative expense related to the lease during the three months ended April 30, 2016 and 2015, respectively. The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2017	$108,000
2018	128,000
2019	114,000
2020	114,000
2021	114,000
Thereafter	5,700,000

Total	$6,278,000

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of April 30, 2016 and January 31, 2016.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $85,000 and $83,000 for the three months ended April 30, 2016 and 2015, respectively.

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

Information relative to the Trust’s reportable segments for continuing operations, for which there is no intersegment revenues, is as follows:

STATEMENT OF OPERATIONS	THREE MONTHS ENDED APRIL 30, 2016
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$990,500	$217,485	$1,207,985
Loss From Operations	(279,351)	(118,591)	(397,942)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED APRIL 30, 2015
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$1,054,188	$114,197	$1,168,385
(Loss) Income From Operations	(92,706)	14,043	(78,663)

10. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

Except for the Yuma hotel property, the Company has recognized the sale of the Tucson St. Mary’s Suite Hospitality LLC (the “Tucson St. Mary’s entity”) and the reclassification of three of its hotels into discontinued operations and assets held for sale in accordance with Accounting Standards Codification (ASC) No. 205-20, Discontinued Operations. As such, the historical results of these hotels have been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

Discontinued operations in the three months ended April 30, 2016 and April 30, 2015 primarily consists of all hotels’ operational revenues and expenses except our Yuma hotel property and does not include the sale proceeds and profit from the sale of our Tucson St. Mary’s hotel.

The following financial information presents the balance sheets of the discontinued operations for the three months ended April 30, 2016 and January 31, 2016, as well as the statements of operations for the three months ended April 30, 2016 and 2015.

	APRIL 30, 2016	JANUARY 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$58,612	$162,021
Accounts Receivable	249,355	208,807
Prepaid Expenses and Other Current Assets	64,942	108,279
Total Current Assets of Discontinued Operations and Assets Held for Sale	372,909	479,107
Noncurrent assets of Discontinued Operations and Assets Held for Sale	14,814,873	14,382,785
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$15,187,782	$14,861,892

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,015,290	$1,295,228
Current Portion of Mortgage Notes Payable	361,113	355,951
Total Current Liabilities of Discontinued Operations and Assets Held for Sale	2,376,403	1,651,179
Noncurrent Liabilities of Discontinued Operations and Assets Held for Sale	8,253,574	8,343,647
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$10,629,977	$9,994,826

	THREE MONTHS ENDED
	APRIL 30,
	2016	2015

REVENUE
Room	$2,359,096	$3,440,254
Food and Beverage	57,718	400,526
Other	13,265	26,862
TOTAL REVENUE	2,430,079	3,867,642

OPERATING EXPENSES
Room	678,521	923,461
Food and Beverage	76,377	284,630
Telecommunications	636	3,555
General and Administrative	290,619	358,933
Sales and Marketing	154,500	252,190
Repairs and Maintenance	205,141	273,428
Hospitality	154,218	216,100
Utilities	157,051	273,149
Hotel Property Depreciation	-	327,823
Real Estate and Personal Property Taxes, Insurance and Ground Rent	142,652	152,997
Other	(12,535)	8,840
TOTAL OPERATING EXPENSES	1,847,180	3,075,106
OPERATING INCOME	582,899	792,536
Interest on Mortgage Notes Payable	101,579	136,449
Interest on Notes Payable to Banks	3,029	46,245
TOTAL INTEREST EXPENSE	104,608	182,694
DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE, NET OF NON-CONTROLLING INTEREST	478,291	609,842
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$478,290	$609,842

11. SUBSEQUENT EVENTS

On May 3, 2016, the Trust and Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $350,000 one-year line of credit with RepublicBank AZ, N.A. (the “Agreement”) that bears interest at the prime rate plus 1.0% per annum The agreement includes acceleration provisions upon default. The funds may be used for working capital and the line is guaranteed by James Wirth, the Trust’s Chairman and Chief Executive Officer, Gail Wirth, Mr. Wirth’s spouse and the Wirth Family Trust Dated July 14, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and notes therein our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

In furtherance of our strategic plan, we have significantly expanded InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of InnSuites Hospitality Trust, which has a network of approximately 6,500 members representing 170 countries and over 2,000,000 rooms and suites. During the fiscal year ended January 31, 2014, IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (“ILIA”). We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program. IBC Hotels charges a 10% booking fee, which we believe increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. IBC Hotels is dedicated to providing guests with a unique, non-cookie cutter hotel experience in addition to providing value-added amenities and resort locations to its guests. IBC Hotels has an InnDependent InnCentives travel rewards program that provides a free stay at any worldwide IBC Hotel of the guests’ choice after booking 12 nights on IBC Hotels’ website. In addition, on January 8, 2016, IBC Hotels purchased substantially all of the assets of International Vacation Hotels, a technology company located in Dallas, Texas, which provides reservation services to over 600 independent international hotels. For more information about the acquisition of International Vacation Hotels, see Note 27 of our Consolidated Financial Statements - “Acquisition of International Vacation Hotels” in our Form 10-K Annual Report issued on April 29, 2016 for the period ended January 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets. There have been no material changes to our critical accounting policies since January 31, 2016.

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties, except for the Yuma, hotel property. The Trust listed each of the properties with a local real estate hotel broker and Management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not likely be withdrawn and the sales are probable by end of this fiscal year. On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party. Except for the Yuma hotel property, the Trust has recognized the sale of the Tucson St. Mary’s hotel and the reclassification of three of its hotels into discontinued operations and assets held for sale in accordance with No. 205-20, Discontinued Operations. As such, the historical results of these hotels have been adjusted for comparability purposes and exclude any corporate general and administrative expenses. Discontinued operations in the three months ended April 30, 2016 and 2015 primarily consists of each hotels’ operational revenues and expenses, except our Yuma hotel property, and does not include the sale proceeds and profit from the sale of our Tucson St. Mary’s hotel.

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of the Trust. As of April 30, 2016, IBC Hotels provided services to approximately 6,500 hotels.

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

The tables below provides book values, mortgage balances and listed asking price for the one remaining hotel in continued operations and the three remaining hotels in discontinued operations as of April 30, 2016.

Continued Operations
Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Yuma	$4,952,024	$5,060,055	$12,500,000

Discontinued Operations
Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,483,274	$-	$6,800,000
Ontario	6,457,651	5,368,433	17,250,000
Tucson Oracle	6,873,948	3,246,253	12,800,000
	$14,814,873	$8,614,687	$36,850,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

On August 1, 2015, we finalized and committed to a plan to sell all of our hotel properties, except for the Yuma hotel property. We listed each of the properties with a local real estate hotel broker and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We believe that the plan to sell these assets will not likely be withdrawn. We believe that the sale of these hotel properties will probably occur within one year based on feedback received by our local hotel real estate property brokers and we have engaged hotel real estate brokers who specialize in the selling/buying hotel real estate properties. We can provide no assurance that we will be able to sell any or all of the hotel properties on terms favorable to us or within our expected time frame, or at all.

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

A reconciliation of Adjusted EBITDA to net (loss) income attributable to controlling interests for the three months ended April 30, 2016 and 2015 follows:

	Three Months Ended April 30,
	2016	2015
Net (loss) income attributable to controlling interests	$(189,696)	$316,535
Add back:
Depreciation from Continuing Operations	133,654	128,446
Interest expense from Continuing Operations	81,304	82,638
Taxes from Continuing Operations	-	41,571
Less:
Interest income from Continuing Operations	(21,738)	(185)
Adjusted EBITDA From Continuing Operations	$3,524	$569,005

FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and non-controlling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. The Trust is an unincorporated Ohio real estate investment trust; however, the Trust is not a real estate investment trust for federal taxation purposes. Management uses this measurement to compare itself to REITs with similar depreciable assets. We consider FFO to be an appropriate measure of our ongoing normalized operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other companies that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

A reconciliation of FFO to net (loss) income attributable to controlling interests for the three months ended April 30, 2016 and 2015 follows:

	Three Months Ended April 30,
	2016	2015
Net Income	$20,782	$407,155
Add back:
Depreciation from Continuing Operations	133,654	128,446
Non-controlling interest from Continuing Operations	(210,478)	(90,620)
FFO	$(56,042)	$444,981

RESULTS OF CONTINUING OPERATIONS

Our operating expenses from continuing operations consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. REVPAR is a commonly used measure within the hotel industry to evaluate hotel operations. We also use REVPAR to compare the results of our Hotels between periods. In the first three months of fiscal year 2017, occupancy decreased 6.60% to 74.50% from 81.10% in the first three months of the prior fiscal year. ADR increased by $6.06, or 7.8%, to $83.85 during the first three months of fiscal year 2017 from $77.79 in the first three months of fiscal year 2016. The significant decrease in occupancy and the significant increased ADR resulted in a slight decrease in REVPAR of $0.61, or 0.9%, to $62.51 in the first three months of fiscal year 2017 from $63.12 in the first three months of fiscal year 2016. Due to an improving economy and replacement of our government business in our Yuma, Arizona property and significant refurbishment completed in the prior fiscal years ended January 31, 2016 and 2015, we were able to increase our daily rate, which coupled with a decrease in occupancy resulted in a slight decrease in revenue per available room.

The following table shows certain historical financial and other information for the periods indicated for our Yuma, Arizona property:

	For the Three Months Ended
	April 30,
	2016	2015
Occupancy	74.50%	81.10%
Average Daily Rate (ADR)	$83.85	$77.79
Revenue Per Available Room (REVPAR)	$62.51	$63.12

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2016 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2015

A summary of total operating results of the Trust for the three months ended April 30, 2016 and 2015 is as follows:

	2016	2015	Change	% Change
Total Revenues from Continuing Operations	$1,207,985	$1,168,385	$39,600	3.4%
Operating Expenses from Continuing Operations	(1,605,927)	(1,247,048)	358,879	28.8%
Operating Loss from Continuing Operations	(397,942)	(78,663)	(319,279)	-405.9%
Interest Income from Continuing Operations	21,738	185	21,553	11650.3%
Interest Expense from Continuing Operations	(81,304)	(82,638)	1,335	1.6%
Income Tax Provision from Continuing Operations	-	(41,571)	41,571	100.0%
Consolidated Net Loss from Continuing Operations	$(457,508)	$(202,687)	$(254,821)	-125.7%
Consolidated Net Income from Discontinued Operations and Assets Held for Sale	$478,290	$609,842	$(131,552)	-21.6%

Our overall results for the first three months of fiscal year 2017 were positively affected by a slight increase in revenues which included our growing IBC Hotels division. See below for discussion of operating results by segment.

A summary of operating results by segment for the three months ended April 30, 2016 and 2015 is as follows:

	2016	2015
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$990,500	$1,054,188	$(63,688)	-6.0%
Operating Expenses from Continuing Operations	(1,269,851)	(1,146,894)	122,957	10.7%
Operating Loss from Continuing Operations	(279,351)	(92,706)	(186,645)	-201.3%
Interest Expense from Continuing Operations	(79,498)	(82,638)	3,141	3.8%
Net Loss from Continuing Operations	$(358,849)	$(175,344)	$(183,505)	104.7%

	2016	2015
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$217,485	$114,197	$103,288	90.4%
Operating Expenses	(336,076)	(100,154)	235,922	235.6%
Operating (Loss) Income	(118,591)	14,043	(132,634)	944.5%
Interest Expense	(1,806)	-	(1,806)	-100.0%
Net (Loss) Income	$(120,397)	$14,043	$(134,440)	957.3%

REVENUE – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment – Continuing Operations

For the three months ended April 30, 2016, we had total revenue from continuing operations for this segment of approximately $991,000 compared to approximately $1,054,000 for the three months ended April 30, 2015, a decrease of approximately $63,000. With an improved economy in the Yuma, Arizona market, we were able to significantly increase our ADR. However, decrease in our occupancy resulted in a lower REVPAR than anticipated, corresponding to a slightly lower level of room revenues. Food and beverage revenue was approximately $4,000 for the first three months of fiscal year 2017 as compared to approximately $13,000 for the first three months of fiscal year 2016, a decrease of approximately $9,000. Food and beverage revenues generated at our Yuma, Arizona property are not significant as limited conference and banquet facilities exist. During the remainder of fiscal year 2017, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 10.4% decrease in management and trademark fee revenues during the first three months of fiscal year 2017 as management and trademark revenues were approximately $77,000 during the first three months of fiscal year 2017 as compared to approximately $86,000 during first three months of fiscal year 2016. Management and trademark fee revenues decreased during first three months of fiscal year 2017 as Mr. Wirth and his affiliates sold a hotel in Fort Worth, Texas which was managed by the Trust. During the remainder of fiscal year 2017, we expect management and trademark fee revenues to decrease as compared to fiscal year 2016 as management and trademark revenues are primarily collected from Mr. Wirth’s hotels.

IBC Developments Segment – Continuing Operations

For the three months ended April 30, 2016, we had total revenue for this segment of approximately $217,000 compared to approximately $114,000 for the three months ended April 30, 2015, an increase of approximately $103,000. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth.

EXPENSES – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment – Continuing Operations

Total operating expenses for this segment of approximately $1,270,000 for the three months ended April 30, 2016 reflect an increase of approximately $123,000 compared to total operating expenses of approximately $1,147,000 for the three months ended April 30, 2015. The increase was primarily due to an increase in our general and administrative expenses at our corporate office. Management is looking at different cost control measures. The increase in operating expenses was offset by a decrease in operating expenses at our Yuma, Arizona hotel property for our rooms, food and beverage and repairs and maintenance.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $218,000 for the three months ended April 30, 2016 compared to approximately $244,000 for the three months ended April 30, 2015, approximately a $26,000, or 10%, decrease in costs. Management instituted strong cost control measures at our Yuma, Arizona property, which decreased our room expenses.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small occasional banquet events. For the three months ended April 30, 2016 and 2015, food and beverage expenses were flat at approximately $17,000 while our food and beverage revenues generated at our Yuma, Arizona property decreased approximately $9,000.

Food and beverage revenue was approximately $4,000 for the first three months of fiscal year 2017 as compared to approximately $13,000 for the first three months of fiscal year 2016, a decrease of approximately $9,000. Food and beverage revenues generated at our Yuma, Arizona property are not significant as limited conference and banquet facilities exist. While the food and beverage operations at our Yuma, Arizona property were being remodeled during the three months ended April 30, 2016, the hotel property staff restocked their food and drink inventories and provided additional staff to sell very limited menu items during the remodel efforts. We anticipate that our food and beverage operations at our Yuma, Arizona property will increase significantly now that we have concluded our remodel.

General and Administrative expenses were approximately $652,000 for the three months ended April 30, 2016, an increase of approximately $145,000 from the general and administrative expenses for the three months ended April 30, 2015 of approximately $507,000. The Trust paid approximately $45,000 of bonuses in the Trust’s shares to three of its four officers for work performed during the three months ended April 30, 2016 and incurred approximately $30,000 of NYSE MKT fees associated with the sale of additional shares of beneficial interest of the Trust to a few accredited investors. Management continues to explore and look for general and administrative cost cutting opportunities.

Interest expenses were approximately $80,000 for the three months ended April 30, 2016, a decrease of approximately $3,000 from the interest expenses for the three months ended April 30, 2015 of approximately $83,000.

IBC Developments Segment – Continuing Operations

Total expenses for this segment, which are comprised primarily of general and administrative and sales and marketing expense of approximately $336,000 for the three months ended April 30, 2016, reflect an increase of approximately $236,000, as compared to total expenses of approximately $100,000 for the three months ended April 30, 2015. During the three months ending April 30, 2016, we expanded our sales and marketing efforts by creating several marketing alliances, increased the number of sales resources to expand our IBC Hotels network, incurred expenses operating our newly purchased international vacation hotels business and focused our resources on the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

We had a consolidated net loss before income tax provision, discontinued operations and assets held for sale of approximately $458,000 for the three months ended April 30, 2016, compared to approximately $161,000 for the three months ended April 30, 2015. For the three months ended April 30, 2016, after adding discontinued operations and assets held for sale of approximately $478,000, net of minority interest of approximately $210,000, the consolidated net loss was approximately $190,000. For the three months ended April 30, 2015, after deducting income tax provision of $42,000 and after adding discontinued operations and assets for sale of approximately $610,000, net of minority interest of approximately $91,000, the consolidated net income was approximately $317,000. This decrease of approximately $506,000 from the first fiscal quarter of 2016 as compared to the first fiscal quarter of 2017 was attributable to the continued general and administrative and sales and marketing investment that the Trust is making its IBC Developments segment.

REVENUE – DISCONTINUED OPERATIONS

In order to compare hotel operations and corporate overhead segment – discontinued operations for the three months ended April 30, 2016 to the three months ended April 30, 2015, the operational revenues generated by one of our Tucson, Arizona properties was removed as the Trust sold the property in October 2015.

Hotel Operations & Corporate Overhead Segment – Discontinued Operations

For the three months ended April 30, 2016, we had total revenue from discontinued operations for this segment of approximately $2,430,000 compared to approximately $2,290,000 for the three months ended April 30, 2015, an increase of approximately $144,000. With an extensive remodel at our Ontario, California property, we realized an overall 28% increase in room revenues during the first three months of fiscal year 2017 as room revenues were approximately $901,000 for the first three months of fiscal year 2017 as compared to approximately $703,000 during the first three months of fiscal year 2016, offset by a slight decrease of room revenues in our remaining Tucson, Arizona hotel property and our Albuquerque, New Mexico hotel property. Food and beverage revenue was approximately $58,000 for the first three months of fiscal year 2017 as compared to approximately $33,000 for the first three months of fiscal year 2016, an increase of approximately $25,000. During the first three months of fiscal year 2017, we closed our food and beverage area at our Yuma, Arizona hotel for remodeling, which decreased our food and beverage revenues. During the remainder of fiscal year 2017, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 41% decrease in other revenues during the first three months of fiscal year 2017 as other revenues were approximately $13,000 during the first three months of fiscal year 2017 as compared to approximately $22,000 during the first three months of fiscal year 2016. Other revenues are variable and not predicable and include laundry, gift shop, park n’ fly, pet fees and vending fees. During the remainder of fiscal year 2017, we expect other revenues to remain constant.

EXPENSES – DISCONTINUED OPERATIONS

In order to compare hotel operations and corporate overhead segment – discontinued operations for the three months ended April 30, 2016 to the three months ended April 30, 2015, the operational expenses generated by one of our Tucson, Arizona properties was removed as the Trust sold the property in October 2015.

Hotel Operations & Corporate Overhead Segment – Discontinued Operations

Total operating expenses for this segment of approximately $1,952,000 for the three months ended April 30, 2016 reflect an decrease of approximately $256,000 compared to total operating expenses of approximately $2,208,000 for the three months ended April 30, 2015. The decrease was primarily due to a decrease in operating expenses at the hotel properties for our rooms, food and beverage, repairs and maintenance, hospitality expenses and general and administrative expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $678,000 for the three months ended April 30, 2016 compared to approximately $633,000 for the three months ended April 30, 2015, approximately a $45,000, or 7.1%, increase in costs. Additional room expenses were incurred during the three months ended April 30, 2016 compared to the three months ended April 30, 2015 as our occupancy increased at our Ontario, California property offset by an occupancy decrease at our remaining Tucson, Arizona property. We anticipate continued growth at our Ontario, California property based on our recent significant property improvements and steady occupancy at our remaining Tucson, Arizona property.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended April 30, 2016, food and beverage expenses were approximately $76,000 as compared to approximately $60,000 for the three months ended April 30, 2015, an increase of approximately $16,000, or 26.7%. The increase during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015, primarily corresponded with our food and beverage limited service operations at our Yuma, Arizona property. While the food and beverage operations at our Yuma, Arizona property were being remodeled during the three months ended April 30, 2016, the hotel property staff restocked the food and drink inventories, supplies and equipment and provided additional staff to sell very limited menu items during the remodel efforts. We anticipate that our food and beverage operations at our Yuma, Arizona property to increase significantly now that we have concluded our remodel.

General and Administrative expenses were approximately $273,000 for the three months ended April 30, 2016, an increase of approximately $23,000 from the general and administrative expenses for the three months ended April 30, 2015 of approximately $250,000. Management continues to explore and look for general and administrative cost cutting opportunities.

Interest expenses were approximately $105,000 for the three months ended April 30, 2016, a decrease of approximately $40,000 from the interest expenses for the three months ended April 30, 2015 of approximately $145,000. During the three month ended April 30, 2015, the Trust incurred additional interest expenses associated with American Express note payables.

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND EARNINGS PER SHARE

We had a consolidated net loss before income taxes provision, discontinued operations and assets held for sale of approximately $458,000 for the three months ended April 30, 2016, compared to approximately $161,000 for the three months ended April 30, 2015. After adding discontinued operations of approximately $478,000 for the three months ended April 30, 2016, and approximately $610,000 for the three months ended April 30, 2015, and reducing the income tax provision of approximately $42,000 for the three months ended April 30, 2015, the Trust had approximately $21,000 consolidated net income for the three months ended April 30, 2016 compared with a consolidated net income of approximately $407,000, a decrease of approximately $386,000. This decrease was attributable to the increased investment of our IBC Developments segment. After removing net income attributable to non-controlling interest of approximately $210,000 and $91,000 for the three months ended April 30, 2016 and 2015, respectively, net loss attributable to controlling interests was approximately $190,000 for the three months ended April 30, 2016 and a net income attributable to controlling interests of approximately $317,000 for the three months ending April 30, 2015.

Basic net loss per share from continued operations was ($0.05) and ($0.04) for the three months ended April 30, 2016 and 2015, respectively. Basic net income per share from discontinued operations and assets held for sale was $0.05 and $0.07 for the three months ended April 30, 2016 and 2015, respectively. Basic net income per share was $0.00 and $0.05 for the periods ended April 30, 2016 and 2015, respectively.

Diluted net loss per share from continued operations was ($0.04) and ($0.02) for the three months ended April 30, 2016 and 2015, respectively. Dilutes net income per share from discontinued operations and assets held for sale was $0.04 and $0.05 for the three months ended April 30, 2016 and 2015, respectively. Diluted net income per share was $0.00 and $0.03 for the periods ended April 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions sfrom the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

As of April 30, 2016, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth, with an amount receivable of $180,644. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. The highest amount outstanding on the Demand/Revolving Line of Credit/Promissory Note for the quarter ended April 30, 2016 was $970,000.

With approximately $1.3 million of cash and cash equivalents and accounts receivable as of April 30, 2016, and with the continued availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the $350,000 Line of Credit issued on May 3, 2016 by RepublicBank AZ, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in the first quarter of 2017, which could result in higher revenues and operating margins in the remainder of fiscal year 2017. We expect the major challenge for the remaining portion of fiscal year 2017 is the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash (used in) provided by operating activities totaled approximately ($96,000) and $692,000 for the three months ended April 30, 2016 and April 30, 2015, respectively. Refer to the discussion below for the change in the net cash (used in) provided by operating activities.

Consolidated net income was approximately $21,000 and approximately $407,000 for the three months ended April 30, 2016 and 2015, respectively. The differences in consolidated net income for the three months ended April 30, 2016 and 2015 are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income to net cash provided by (used in) operating activities for the three months ended April 30, 2016 and 2015, respectively, consist primarily of changes in the hotel property deprecation of approximately $134,000 for the three months ended April 30, 2016 compared with approximately $456,000 for the three months ended April 30, 2015, cumulative changes in assets and liabilities for accounts payable and accrued expenses of approximately ($285,000) and approximately ($238,000) for the three months April 30, 2016 and 2015, respectively. These changes resulted in net cash used in by operating activities of approximately ($96,000) for the three months ended April 30, 2016 and net cash used in operating activities of approximately $692,000 for the three months ended April 30, 2015. Significant additional accounts receivables were generated during the three months ended April 30, 2016 from our IBC Developments segment which the Trust expects to collect during the three months ended July 31, 2016. Hotel depreciation decreased significantly during the three months ended April 30, 2016 compared with the three months ended April 30, 2015, as several of the our hotels are included in discontinued operations and assets held for sale and depreciation has halted.

Net cash used in investing activities was approximately $526,000 and $478,000 for the three months ended April 30, 2016 and 2015, respectively. The additional net cash used by investing activities was primarily due to our continued investment in our hotels with improvements and additions to the hotel properties, offset by $105,000 of collections form our Advances to Affiliates – Related Party.

Net cash used in financing activities totaled approximately ($524,000) and $396,000 for the three months ended April 30, 2016 and 2015, respectively. The decrease in cash used was primarily due to the decrease in payments on notes payable to banks, borrowings on notes payable to banks, payments on line of credit – related party, borrowings on line of credit – related party and proceeds from sales of non-controlling interest in subsidiaries offset by an increase amount of payments on notes payable – related party and borrowings on notes payable – related party.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of April 30, 2016, there were no monies held in these accounts, which are usually reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2016 and 2015, the Hotels and Corporate office spent approximately $595,000 and $479,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2017 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2016. Repairs and maintenance were charged to expense as incurred and approximated $67,000 and $72,000 for three months ending April 30, 2016 and 2015, respectively.

We have minimum debt payments of approximately $1,200,000 and approximately $658,000 due during fiscal year 2017 and fiscal year 2018, respectively. Minimum debt payments due during the remainder of fiscal year 2017 include approximately $495,000 of mortgage notes payable.

As of April 30, 2016, we had mortgage notes payable, net of discounts, of approximately $13,674,742 outstanding with respect to the Hotels, approximately $532,000 in an unsecured non-revolving note payable, approximately $389,000 in an unsecured business loan, approximately $16,000 in an unsecured promissory note to a unrelated party, and approximately $55,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cybersecurity attacks; and

●	loss of key personnel.

We do not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended, the qualifications set forth hereinabove are inapplicable to any forward-looking statements in this Form 10-Q relating to the operations of the Trust.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2016, the Trust acquired 2,112 Shares of Beneficial Interest in open market transactions at an average price of $2.57 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 91,205 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

February 1 - February 29, 2016	389	$2.41	389	92,928
March 1 - March 31, 2016	100	$3.23	100	92,828
April 1 - April 30, 2016	1,623	$2.56	1,623	91,205
Total	2,112		2,112

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Termination of Real Estate Purchase Agreement, dated November 9, 2015, executed by Bong Choi and/or Assignee, as Seller, and Ontario Hospitality Properties LLLP, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2016)

10.2	Business Loan and Promissory Note, dated May 3, 2016, executed by Trust and Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of RepublicBankAz, N.A. FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2016)

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: June 14, 2016	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated: June 14, 2016	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

