Form 10-Q
period 2016-07-31
INNSUITES HOSPITALITY TRUST
filed 2016-09-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

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

Number of outstanding Shares of Beneficial Interest, without par value, as of September 14, 2016: 9,358,444

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2016	JANUARY 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,122	$1,704,851
Accounts Receivable, including $34,401 and $20,683 from related parties, respectively	415,715	15,699
Advances to Affiliates - Related Party	438,334	972,184
Notes Receivable - Related Party	-	5,761
Prepaid Expenses and Other Current Assets	46,250	2,010
Current Assets of Discontinued Operations and Assets Held for Sale	892,922	625,417
Total Current Assets	1,818,343	3,325,922
Property, Plant and Equipment, net	353,843	286,734
Intangible Assets, net	466,615	500,000
Goodwill	500,000	500,000
Noncurrent assets of Discontinued Operations and Assets Held for Sale	20,352,564	19,328,033
TOTAL ASSETS	$23,491,365	$23,940,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$518,348	$427,630
Current Portion of Notes Payable to Banks, net of Discount of $3,474 and $0 as of July 31, 2016 and January 31, 2016, respectively	456,088	659,861
Current Portion of Other Notes Payable	11,283	40,801
Current Liabilities of Discontinued Operations and Assets Held for Sale	2,133,877	2,521,181
Total Current Liabilities	3,119,596	3,649,473
Notes Payable to Banks, net of Discount of $2,318 and $0 as of July 31, 2016 and January 31, 2016, respectively	670,861	272,428
Other Notes Payable	65,167	13,889
Noncurrent Liabilities of Discontinued Operations and Assets Held for Sale	13,057,180	13,034,170
TOTAL LIABILITIES	16,912,804	16,969,960

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 17,989,146 and 17,406,846 shares issued and 9,366,204 and 8,791,500 shares outstanding at July 31, 2016 and January 31, 2016, respectively	18,307,410	18,769,849
Treasury Stock, 8,622,942 and 8,615,346 shares held at cost at July 31, 2016 and January 31, 2016, respectively	(12,305,591)	(12,285,915)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,001,819	6,483,934
NON-CONTROLLING INTEREST	576,742	486,795
TOTAL EQUITY	6,578,561	6,970,729
TOTAL LIABILITIES AND EQUITY	$23,491,365	$23,940,689

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Management and Trademark Fees	$138,301	$128,142
Reservation and Convention	379,022	164,889
TOTAL REVENUE	517,323	293,031

OPERATING EXPENSES
General and Administrative	1,443,598	1,031,644
Sales and Marketing	252,103	110,454
Depreciation	50,672	20,627
Intangible Amortization	33,500	-
TOTAL OPERATING EXPENSES	1,779,873	1,162,725
OPERATING LOSS	(1,262,550)	(869,694)
Interest Income	1,263	319
Interest Income on Advances to Affiliates - Related Party	35,197	-
TOTAL OTHER INCOME	36,460	319
Interest on Notes Payable to Banks	28,397	9,334
Interest on Other Notes Payable	3,811	6,411
Interest on Line of Credit - Related Party	-	8,090
TOTAL INTEREST EXPENSE	32,208	23,835
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	(1,258,298)	(893,210)
Income Tax Provision	-	(71,571)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	(1,258,298)	(964,781)
Net Income From Discontinued Operations and Assets Held for Sale, Net of Non-Controlling Interest	1,005,618	393,873
CONSOLIDATED NET LOSS TOTAL	$(252,680)	$(570,908)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$311,673	$(16,540)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(564,353)	$(554,368)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.14)	$(0.12)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – BASIC	$0.11	$0.05
NET LOSS PER SHARE PER SHARE TOTAL - BASIC	$(0.03)	$(0.07)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.10)	$(0.08)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – DILUTED	$0.08	$0.03
NET LOSS PER SHARE PER SHARE TOTAL - DILUTED	$(0.02)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,812,748	8,274,317
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,496,817	11,958,386

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Management and Trademark Fees	$61,308	$42,151
Reservation and Convention	174,610	21,472
TOTAL REVENUE	235,918	63,623

OPERATING EXPENSES
General and Administrative	708,328	519,713
Sales and Marketing	136,059	80,404
Depreciation	27,766	10,008
Intangible Amortization	16,750	-
TOTAL OPERATING EXPENSES	888,903	610,125
OPERATING LOSS	(652,985)	(546,502)
Interest Income	357	134
Interest Income on Advances to Affiliates - Related Party	14,365	-
TOTAL OTHER INCOME	14,722	134
Interest on Mortgage Notes Payable	-	-
Interest on Notes Payable to Banks	12,660	4,641
Interest on Other Notes Payable	2,949	1,764
Interest on Line of Credit - Related Party	-	6,597
TOTAL INTEREST EXPENSE	15,609	13,002
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	(653,872)	(559,370)
Income Tax Provision	-	(30,000)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	(653,872)	(589,370)
Net Income (Loss) From Discontinued Operations and Assets Held for Sale, Net of Non-Controlling Interest	383,955	(388,692)
CONSOLIDATED NET LOSS TOTAL	$(269,917)	$(978,062)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$92,782	$(217,163)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(362,699)	$(760,899)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.07)	$(0.07)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – BASIC	$0.04	$(0.05)
NET LOSS PER SHARE PER SHARE TOTAL - BASIC	$(0.03)	$(0.12)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.05)	$(0.05)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE – DILUTED	$0.03	$(0.03)
NET LOSS PER SHARE PER SHARE TOTAL - DILUTED	$(0.02)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,809,485	8,265,225
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,493,554	11,949,294

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2016

	Total Equity
					Trust
	Shares of Beneficial Interest		Treasury Stock		Shareholders’	Non-Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2016	8,791,500	$18,769,849	8,615,346	$(12,285,915)	$6,483,934	$486,795	$6,970,729
Net (Loss) Income	-	(564,353)	-	-	(564,353)	311,673	(252,680)
Purchase of Treasury Stock	(7,596)	-	7,596	(19,676)	(19,676)	-	(19,676)
Shares of Beneficial Interest Issued for Services Rendered	42,300	71,346	-	-	71,346	-	71,346
Sales of Ownership Interests in Subsidiary, net	540,000	-	-	-	-	75,000	75,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(266,158)	(266,158)
Reallocation of Non-Controlling Interests and Other	-	30,568	-	-	30,568	(30,568)	-
Balance, July 31, 2016	9,366,204	$18,307,410	8,622,942	$(12,305,591)	$6,001,819	$576,742	$6,578,561

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(252,680)	$(570,908)
Adjustments to Reconcile Consolidated Net Loss to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	71,346	32,640
Recovery of Uncollectible Receivables	(10,297)	(13,101)
Depreciation	161,420	913,751
Amortization of Intangibles	33,500	-
Amortization of Debt Discounts and Deferred Financing Fees	5,164	61,621
Changes in Assets and Liabilities:
Accounts Receivable	(665,435)	173,427
Prepaid Expenses and Other Assets	(51,099)	(8,295)
Accounts Payable and Accrued Expenses	(37,677)	(308,360)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(745,758)	280,775

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(1,253,058)	(841,912)
Lendings on Advances to Affiliates - Related Party	(211,150)	-
Collections on Advances to Affiliates - Related Party	745,000	1,236
NET CASH USED IN INVESTING ACTIVITIES	(719,208)	(840,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(240,023)	(358,917)
Payments on Notes Payable to Banks, net of financing costs	(164,547)	(2,659,224)
Borrowings on Notes Payable to Banks	358,050	2,067,515
Payments on Line of Credit - Related Party	(49,356)	(1,519,051)
Borrowings on Line of Credit - Related Party	65,000	1,085,611
Payments on Notes Payable - Related Party	(693,113)	(287,013)
Borrowings on Notes Payable - Related Party	683,230	-
Payments on Other Notes Payable	(33,240)	-
Borrowings on Other Notes Payable	55,000	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	75,000	2,570,690
Distributions to Non-Controlling Interest Holders	(266,158)	(487,660)
Repurchase of Treasury Stock	(19,676)	(58,786)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(229,833)	353,165
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,694,799)	(206,736)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,957,687	507,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD (i)	$262,888	$300,950

(i) Including $237,766 and $222,011 of cash included in discontinued operations as of July 31, 2016 and 2015, respectively

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2016 AND JANUARY 31, 2016

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2016 AND 2015

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2016, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly and through a partnership interest, in four hotels with an aggregate of 575 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited number of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider our Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico to be moderate or limited service establishments. All of our other properties are full service hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of July 31, 2016 and January 31, 2016, respectively. The Trust’s weighted average ownership for the six-month period ended July 31, 2016 and 2015 was 72.11%. As of July 31, 2016, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona, and a 51.34% interest in an InnSuites® hotel located in Ontario, California. The Trust owns a direct 50.24% interest in a Yuma, Arizona hotel property, and a direct 50.91% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On July 31, 2016 and January 31, 2016, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units. Additionally, as of both July 31, 2016 and January 31, 2016, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on July 31, 2016, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of July 31, 2016 and January 31, 2016, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units.

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

As of July 31, 2016, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of $0. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2017. As of September 12, 2016, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $0.

With approximately $263,000 of cash, including approximately $238,000 from discontinued operations, as of July 31, 2016 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of $40,000 of the $350,000 Line of Credit issued on May 3, 2016 by RepublicBankAZ, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all. We also expect to complete the sale of our four hotel properties by the end of this fiscal year.

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

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties. As of May 1, 2016, the Trust has listed all of their properties with a local real estate hotel broker and management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn and the sales are probable by January 31, 2017 for all of the hotel properties except the Yuma hotel property which was listed for sale on May 1, 2016. The Trust believes that the Yuma hotel property will be sold prior to May 1, 2017.

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

In February 2016, the FASB issued a new standard which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. It will be effective for us beginning in 2020. We are currently assessing the impact this standard will have on our consolidated financial statements.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. It will be effective for us beginning in 2018 and should be applied prospectively, with certain cumulative effect adjustments. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Company beginning interim period April 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations, cash flows and financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

●   ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

●   ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

●   ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

●   ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update) (“ASU 2016-11”) in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.

●   ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

These ASUs will become effective for the Company beginning interim period February 1, 2018. The Company is currently evaluating the impact of ASC 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

Management applies guidance under Accounting Standards Codification (“ASC”) 360-10-35, to determine when it is required to test an asset for recoverability of its carrying value and whether an impairment exists. Under ASC 360-10-35, the Trust is required to test a long-lived asset for impairment when there is an indicator of impairment. Impairment indicators may include, but are not limited to, a drop in the performance of a long-lived asset, a decline in the hospitality industry or a decline in the economy. If an indicator of potential impairment is present, then an assessment is performed of whether the carrying amount of an asset exceeds its estimated undiscounted future cash flows over its estimated remaining life.

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no impairment of long-lived assets existed during the Trust’s fiscal quarters ended July 31, 2016 and 2015.

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

As of February 1, 2016 and 2015, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,684,069 and 3,693,972, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the six month period ended July 31, 2016 and 2015. Therefore, no reconciliation of basic and diluted income per share is presented.

DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties. On May 1, 2016, the Trust added the Yuma hotel property to the listing of all of their properties with a local real estate hotel broker and management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn and the sales are probable by January 31, 2017 for all of the hotel properties except the Yuma hotel property which was listed on May 1, 2016. The Trust believes that the Yuma hotel property will be sold prior to May 1, 2017.

Events and circumstances, which were initially considered unlikely, that were beyond the Trust’s control have extended the time required to complete the sale of its hotel properties beyond a one-year period. Accordingly, the Company’s management performed a detailed analysis of its accounting for such properties as held for sale in accordance with ASC 360 as of July 31, 2016. Based on the analysis performed by management, it concluded that continuing to classify the properties as held for sale was reasonable based on the circumstances that created the extended time frame and management’s related actions.

The Trust has reclassified its hotels into discontinued operations and assets held for sale in accordance with ASC No. 205-20, Discontinued Operations and ASC 360-10, Property, Plant and Equipment. For the hotel properties except for the Yuma hotel property. The Trust believes that events or circumstances beyond our control have existed in order for us to complete the sale of our assets. During our initial one-year period, these circumstances were considered unlikely and the Trust initiated actions necessary to respond to the change in circumstances by adjusting the asking prices. For our Ontario property, the market changed and the value of our asset significantly increased. In addition, the asset was under escrow for an agreed price but the buyer did not perform and the asset fell out of escrow. The Trust increased the price and is actively marketing the property. For our Albuquerque and Tucson properties, the Trust has lowered the asking price of these assets as the market conditions have changed in those respective markets. The Trust continues to monitor the market conditions for all of its properties on a weekly basis and continues to market these assets at a price that is reasonable in relation to its current fair value.

Discontinued operations for the periods ended July 31, 2016 and 2015 primarily consists of each hotels’ operational revenues and expenses.

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

IBC Hotels was formed during the fiscal year ended January 31, 2014. Operating results became significant during the fiscal year ended January 31, 2015. IBC Hotels charges a 10% to 20% booking fee which, we believe, increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers, but can provide no assurance that we will be successful.

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

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the six months ended July 31, 2016, the Trust recognized expenses of $25,920 related to stock-based compensation. The Trust issued 24,000 restricted shares with a total market value of $51,840 in the first fiscal quarter of fiscal year 2017 as compensation to its three outside Trustees for fiscal year 2017. On a monthly basis through January 31, 2017, these shares vest at a rate of approximately 500 shares for each outside Trustee. These purchases were made by the recipients on the open market in May 2016.

The following table summarizes restricted share activity during the six months ended July 31, 2016:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance of unvested awards at January 31, 2016	-	-
Granted	24,000	$2.16
Vested	(12,000)	$2.16
Forfeited	-	-
Balance of unvested awards at July 31, 2016	12,000	$2.16

OFFICER STOCK COMPENSATION

On February 22, 2016, the Compensation Committee of the Board of Trustees (the “Committee”) of Trust approved stock incentive bonus plan for Pamela J. Barnhill, President, Chief Operating Officer, Vice Chairperson, and Trustee of the Trust, Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust, and Adam B. Remis, Chief Financial Officer of the Trust (individually, an “Executive” and collectively, the “Executives”).

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

The Committee also adopted an incentive bonus program for the Executives for the fiscal year ending January 31, 2017 (the “2017 Fiscal Year Bonus Program”). Under the 2017 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust of the maximum amount set forth below upon the achievement by the Executive of performance-based objectives, which include revenue, gross operating profit and strategy for the hotel and IBC Developments Division. These performance-based objectives were achieved for the period ended July 31, 2016.

Executive Officer	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

The Trust met the Target GOP for February 2016 and March 2016. The Executives agreed to purchase the stock on the open market and were reimbursed by the Trust. On May 16, 2016, Ms. Barnhill purchased 5,000 Shares of Beneficial Interest at $2.449 per share and on May 20, 2016, Ms. Barnhill purchased 2,000 Shares of Beneficial Interest at $2.4883 per share and 3,000 Shares of Beneficial Interest at $2.4999 per share as described on Forms 4 filed with the Securities Exchange Commission on May 18, 2016 and May 24, 2016. Mr. Berg purchased 2,500 Shares of Beneficial Interest at $2.49 per share on May 10, 2016 as described on Form 4 filed with the Securities Exchange Commission on May 17, 2016. Mr. Remis purchased 5,000 Shares of Beneficial Interest at $2.50 per share on May 18, 2016 as described on Form 4 filed with the Securities Exchange Commission on May 18, 2016. The Trust recognized expenses of $45,426 related to stock-based compensation during the six month ended July 31, 2016.

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

On February 5, 2015, the Board of Trustees of the Trust granted to Pamela Barnhill, President, Vice Chairperson of the Board of Trustees and Chief Operating Officer of the Trust and IBC Hotels Founder and President, pursuant to the 2015 Plan and 2015 Plan Agreement, an option to purchase of 1,000,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, Marc Berg, Executive Vice President and Trustee and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Plan and 2015 Plan Agreement, each an option to purchase 60,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust also granted to each of our Trustees who are expected to continue to serve on the Board of Trustees through the vesting period, an option to purchase 10,000 Shares of Beneficial Interest of the Trust and also granted to key operational staff options to purchase Shares of Beneficial Interest. The number of options granted to each key operational staff was based on InnSuites employment history and their direct IBC Hotels involvement. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016. The options are subject to shareholder approval. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. The Board of Trustees of the Trust has decided to terminate the 2015 Plan. Management believes that a new plan needs to be created to act as a financial incentive to the Trusts employees. Management is currently working with each of the 2015 Plan participants to have them surrender their options as no value exists and is expected to exist during the 2015 Plan performance periods.

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

The above Demand/Revolving Line of Credit/Promissory Note or Note Receivable is presented as one line item on the balance sheet and totaled a receivable of $0 and $5,761 at July 31, 2016 and January 31, 2016, respectively.

As of July 31, 2016 and January 31, 2016, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.80% of the total outstanding Partnership units. As of July 31, 2016 and January 31, 2016, Mr. Wirth and his affiliates held 6,939,429 and 6,175,2015, respectively, Shares of Beneficial Interest in the Trust, which represented 74.09% and 70.24%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the six months ended July 31, 2016, Mr. Wirth’s affiliates paid the Trust $138,301 for management and licensing fees, and $33,409 for reservation fees.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and through one of his affiliates owns approximately 32% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2017 and accrue interest of 7.0%. During the six months ended July 31, 2016, the Trust received $14,822 and $14,328 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of July 31, 2016, the Advances to Affiliate – Related Party balance was $300,517 and $137,816 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively.

Besides Pamela Barnhill, Vice Chairperson and President of the Trust and daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer, the Trust also employs two other immediate family members of Mr. Wirth who provide technology and administrative support services to the Trust with each receiving a $47,500 yearly salary.

See “Related Party Transactions” footnote in our Form 10-K Annual Report filed on April 29, 2016 with the Securities Exchange Commission and our Notes 3, 4, 5, 6, 7 and 12 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Tucson Saint Mary’s Suite Hospitality” and “Subsequent Events”, and Note 6 to our this Form 10Q Quarterly Report, respectively.

5. NOTES PAYABLE

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four-year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of July 31, 2016, the non-revolving note payable balance was approximately $462,000.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels (“IVH”), the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada Corporation with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (“Agreement”). The Agreement required the funds be used for the purchase of IVH assets. The agreement provides interest only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of July 31, 2016, the business loan balance was approximately $360,000.

On May 3, 2016, the Trust and Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust, entered into a $350,000 one-year line of credit with Republic Bank AZ, N.A. (the “Agreement”) that bears interest at the prime rate plus 1.0% per annum The agreement includes acceleration provisions upon default. The line of credit is secured by the Deed of Trust in the Yuma, Arizona property. The funds may be used for working capital and the line is guaranteed by James Wirth, the Trust’s Chairman and Chief Executive Officer, Gail Wirth, Mr. Wirth’s spouse and the Wirth Family Trust Dated July 14, 2006. As of July 31, 2016, the line of credit balance was approximately $310,000.

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (the “Ontario entity”), and Yuma Hospitality Properties, Limited Partnership (the “Yuma entity”), which sales are described in detail in our Annual Report on Form 10-K filed on April 29, 2016 with the Securities and Exchange Commission. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust or the Partnership maintains at least 50.1% of the units in each entity and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the six months ended July 31, 2016, the priority distributions were paid for the three months ended April 30, 2016 and no priority distributions were accrued for the three months ended July 31, 2016.

During the six months ended July 31, 2016, there were no Class A, B or C units of the Albuquerque entity sold. As of July 31, 2016 and January 31, 2016, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other third parties held a 48.91% interest, or 268 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the six months ended July 31, 2016, the priority distributions were paid for the three months ended April 30, 2016 and no priority distributions were accrued for the three months ended July 31, 2016.

During the six months ended July 31, 2016, there were three Class A units of the Tucson entity sold at $10,000 per unit, which was sold from Rare Earth. As of July 31, 2016 and January 31, 2016, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.61% interest, or 385 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the six months ended July 31, 2016, the priority distributions were paid for the three months ended April 30, 2016 and no priority distributions were accrued for the three months ended July 31, 2016.

During the six months ended July 31, 2016, there were thirty-two Class A units of the Ontario entity sold at $10,000 per unit, of which two were sold from the Partnership and thirty were sold from Rare Earth. As of July 31, 2016, the Partnership held a 51.34% ownership interest, or 496 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 0.21% interest through Rare Earth, or 2 Class C units, and other parties held a 48.46% interest, or 468.25 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the six months ended July 31, 2016, the priority distributions were paid for the three months ended April 30, 2016 and no priority distributions were accrued for the three months ended July 31, 2016.

During the six months ended July 31, 2016, there were 9.5 Class A units of the Yuma entity sold, at $10,000 per unit, of which 5.5 Class C unit was sold from the Trust and the remaining units were sold from Rare Earth. As of July 31, 2016, the Trust held a 50.29% ownership interest, or 401.90 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.51% interest, or 4.10 Class C units, and other parties held a 49.25% interest, or 394 Class A units. As of January 31, 2016, the Trust held a 50.93% ownership interest, or 407.40 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 1.01% interest, or 8.1 Class C unit, and other parties held a 48.06% interest, or 384.50 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the six months ended July 31, 2016, the priority distributions were paid for the three months ended April 30, 2016 and no priority distributions were accrued for the three months ended July 31, 2016.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $15,031 and $13,002 in cash for interest for the six months ended July 31, 2016 and 2015, respectively for continuing operations.

8. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease that expires in 2058. Total expense associated with the non-cancelable ground lease for the six months ended July 31, 2016 and 2015 was approximately $74,000 and $64,000, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expires in 2017. The Trust recorded approximately $9,000 and $5,000 of general and administrative expense related to the lease during the three months ended July 31, 2016 and 2015, respectively. The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2017	$72,000
2018	128,000
2019	114,000
2020	114,000
2021	114,000
Thereafter	5,700,000

Total	$6,242,000

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of July 31, 2016 and January 31, 2016.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $169,000 and $166,000 for the six months ended July 31, 2016 and 2015, respectively.

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

Information relative to the Trust’s reportable segments, for which there is no intersegment revenues, is as follows:

	SIX MONTHS ENDED JULY 31, 2016
STATEMENT OF OPERATIONS (i)	Hotel Operations & Corporate Overhead	Discontinued Operations	IBC Developments	Total
Total Revenue	$6,346,144	$-	$396,701	$6,742,845
Income (Loss) From Operations	485,581	(16,673)	(382,366)	86,542

	THREE MONTHS ENDED JULY 31, 2016
STATEMENT OF OPERATIONS (i)	Hotel Operations & Corporate Overhead	Discontinued Operations	IBC Developments	Total
Total Revenue	$2,925,565	$-	$179,216	$3,104,781
Income (Loss) From Operations	171,441	(5,353)	(263,775)	(98,414)

(i) Hotels Operations & Corporate Overhead segment includes Assets Held for Sale

	SIX MONTHS ENDED JULY 31, 2015
STATEMENT OF OPERATIONS (i)	Hotel Operations & Corporate Overhead	Discontinued Operations	IBC Developments	Total
Total Revenue	$6,096,920	$2,311,577	$133,208	$8,541,705
(Loss) Income From Operations	(49,585)	162,649	(90,041)	23,023

	THREE MONTHS ENDED JULY 31, 2015
STATEMENT OF OPERATIONS (i)	Hotel Operations & Corporate Overhead	Discontinued Operations	IBC Developments	Total
Total Revenue	$2,752,148	$734,519	$19,011	$3,505,678
Loss From Operations	(331,364)	(261,792)	(104,084)	(697,240)

(i) Hotels Operations & Corporate Overhead segment includes Assets Held for Sale

10. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Trust has recognized the sale of the Tucson St. Mary’s Suite Hospitality LLC (the “Tucson St. Mary’s entity”) as discontinued operations. After the sale of this asset, the Trust incurred some additional minor expenses which are presented below. Discontinued operations in the three and six months ended July 31, 2016 and July 31, 2015 primarily consists of all hotels’ operational revenues and expenses and does not include the sale proceeds and profit from the sale of our Tucson St. Mary’s hotel. The Trust has reclassified its four hotels into assets held for sale. Historical results of these hotels have been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

The following financial information presents the consolidated balance sheets of the discontinued operations and assets held for sale as of July 31, 2016 and January 31, 2016, as well as the consolidated statements of operations for the three and six months ended July 31, 2016 and 2015.

	DISCONTINUED OPERATIONS
	JULY 31, 2016	JANUARY 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,458	$2,153
Accounts Receivable	21,704	12,495
Total Current Assets of Discontinued Operations	23,162	14,648
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$23,162	$14,648

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,434	$27,246
Total Current Liabilities of Discontinued Operations	2,434	27,246
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$2,434	$27,246

	ASSETS HELD FOR SALE
	JULY 31, 2016	JANUARY 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$236,308	$250,683
Accounts Receivable	501,278	234,770
Prepaid Expenses and Other Current Assets	132,174	125,316
Total Current Assets of Assets Held for Sale	869,760	610,769
Noncurrent assets of Assets Held for Sale	20,352,564	19,328,032
TOTAL ASSETS OF ASSETS HELD FOR SALE	$21,222,324	$19,938,801

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,632,049	$1,735,514
Current Portion of Mortgage Notes Payable	499,394	485,993
Total Current Liabilities of Assets Held for Sale	2,131,443	2,221,507
Noncurrent Liabilities of Assets Held for Sale	13,057,180	13,306,598
TOTAL LIABILITIES OF ASSETS HELD FOR SALE	$15,188,623	$15,528,105

	DISCONTINUED OPERATIONS
	SIX MONTHS ENDED
	JULY 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$-	$1,757,135
Food and Beverage	-	536,620
Other	-	17,822
TOTAL REVENUE	-	2,311,577

OPERATING EXPENSES
Room	-	542,685
Food and Beverage	-	412,462
Telecommunications	-	1,867
General and Administrative	16,673	186,977
Sales and Marketing	-	112,073
Repairs and Maintenance	-	173,491
Hospitality	-	146,333
Utilities	-	274,427
Hotel Property Depreciation	-	232,661
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	64,620
Other	-	1,332
TOTAL OPERATING EXPENSES	16,673	2,148,928
OPERATING (LOSS) INCOME	(16,673)	162,649
Interest on Mortgage Notes Payable	-	101,801
Interest on Notes Payable to Banks	-	4,319
TOTAL INTEREST EXPENSE	-	106,120
DISCONTINUED OPERATIONS, NET OF NON-CONTROLLING INTEREST	(16,673)	56,529
CONSOLIDATED NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(16,673)	$56,529

	DISCONTINUED OPERATIONS
	THREE MONTHS ENDED
	JULY 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$-	$553,032
Food and Beverage	-	168,696
Other	-	12,791
TOTAL REVENUE	-	734,519

OPERATING EXPENSES
Room	-	242,400
Food and Beverage	-	187,712
Telecommunications	-	522
General and Administrative	5,353	78,036
Sales and Marketing	-	49,147
Repairs and Maintenance	-	86,269
Hospitality	-	63,451
Utilities	-	139,547
Hotel Property Depreciation	-	116,423
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	31,827
Other	-	977
TOTAL OPERATING EXPENSES	5,353	996,311
OPERATING LOSS	(5,353)	(261,792)
Interest on Mortgage Notes Payable	-	57,515
Interest on Notes Payable to Banks	-	1,574
TOTAL INTEREST EXPENSE	-	59,089
DISCONTINUED OPERATIONS, NET OF NON-CONTROLLING INTEREST	(5,353)	(320,881)
CONSOLIDATED NET LOSS FROM DISCONTINUED OPERATIONS	$(5,353)	$(320,881)

	ASSETS HELD FOR SALE
	SIX MONTHS ENDED
	JULY 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$6,069,310	$5,804,261
Food and Beverage	106,187	89,980
Other	50,025	42,856
TOTAL REVENUE	6,225,522	5,937,097

OPERATING EXPENSES
Room	1,791,189	1,654,340
Food and Beverage	166,932	144,951
Telecommunications	8,852	11,332
General and Administrative	753,565	701,230
Sales and Marketing	437,209	437,892
Repairs and Maintenance	490,205	533,205
Hospitality	389,519	362,567
Utilities	409,867	371,450
Hotel Property Depreciation	110,748	660,463
Real Estate and Personal Property Taxes, Insurance and Ground Rent	330,516	317,101
Other	(28,845)	12,498
TOTAL OPERATING EXPENSES	4,859,757	5,207,029
OPERATING INCOME	1,365,765	730,068
Interest on Mortgage Notes Payable	335,788	377,365
Interest on Notes Payable to Banks	7,686	15,359
TOTAL INTEREST EXPENSE	343,474	392,724
CONSOLIDATED NET INCOME FROM ASSETS HELD FOR SALE	$1,022,291	$337,344

	ASSETS HELD FOR SALE
	THREE MONTHS ENDED
	JULY 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$2,793,953	$2,632,510
Food and Beverage	44,705	44,777
Other	30,252	19,314
TOTAL REVENUE	2,868,910	2,696,601

OPERATING EXPENSES
Room	897,741	810,147
Food and Beverage	73,373	67,705
Telecommunications	4,738	5,216
General and Administrative	367,830	359,552
Sales and Marketing	227,607	185,462
Repairs and Maintenance	217,069	275,176
Hospitality	179,672	185,659
Utilities	202,690	188,229
Hotel Property Depreciation	-	331,051
Real Estate and Personal Property Taxes, Insurance and Ground Rent	149,896	167,620
Other	(15,173)	3,425
TOTAL OPERATING EXPENSES	2,305,443	2,579,242
OPERATING INCOME	563,467	117,359
Interest on Mortgage Notes Payable	169,335	183,527
Interest on Notes Payable to Banks	4,824	1,731
TOTAL INTEREST EXPENSE	174,159	185,258
CONSOLIDATED NET INCOME (LOSS) FROM ASSETS HELD FOR SALE	$389,308	$(67,899)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and notes therein of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

In furtherance of our strategic plan, we have significantly expanded InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of InnSuites Hospitality Trust, which has a network of approximately 6,500 members representing 170 countries and over 2,000,000 rooms and suites. During the fiscal year ended January 31, 2014, IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (“ILIA”). We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program. IBC Hotels charges a 10% - 20% booking fee, which we believe increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. IBC Hotels is dedicated to providing guests with a unique, non-cookie cutter hotel experience in addition to providing value-added amenities and resort locations to its guests. IBC Hotels has an InnDependent InnCentives travel rewards program that provides a free stay at any worldwide IBC Hotel of the guests’ choice after booking 12 nights on IBC Hotels’ website. In addition, on January 8, 2016, IBC Hotels purchased substantially all of the assets of International Vacation Hotels, a technology company located in Dallas, Texas, which provides reservation services to over 600 independent international hotels. For more information about the acquisition of International Vacation Hotels, see Note 27 of our Consolidated Financial Statements - “Acquisition of International Vacation Hotels” in our Form 10-K Annual Report issued on April 29, 2016 for the period ended January 31, 2016.

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

On August 1, 2015, the Trust finalized and committed to a plan to sell all of its hotel properties. On May 1, 2016, the Trust added the Yuma hotel property to the listing of all of their properties with a local real estate hotel broker and management believes that the assets are being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn and the sales are probable by January 31, 2017 for all of the hotel properties except the Yuma hotel property which was listed on May 1, 2016. The Trust believes that the Yuma hotel property will be sold prior to May 1, 2017.

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through InnDependent Boutique Collection (IBC Hotels), a wholly owned subsidiary of the Trust. As of July 31, 2016, IBC Hotels provided services to approximately 6,500 hotels.

We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers. We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the next couple of fiscal years. For each reservation, IBC Hotels receives a 10% - 20% transactional fee plus reimbursement of our credit card processing fees associated with the reservation. We cannot provide any assurance that our plans will be successful or in line with our expectations.

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

The tables below provide book values, mortgage balances and listed asking price for the hotels in discontinued operations and assets held for sale as of July 31, 2016.

Discontinued Operations
Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,580,649	$-	$6,400,000
Ontario	6,639,732	5,327,395	17,250,000
Tucson Oracle	6,974,479	3,201,771	11,950,000
Yuma	5,157,704	5,027,408	11,950,000
	$20,352,564	$13,556,574	$47,550,000

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

Adjusted EBITDA is defined as earnings before minority interest, interest expense, amortization of loan costs, interest income, income taxes, depreciation and amortization, and non-controlling interests in the Trust. We present Adjusted EBITDA because we believe these measurements (a) more accurately reflect the ongoing performance of our hotel assets and other investments, (b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and (c) provide an overall evaluation of our financial condition. Management uses Adjusted EBITDA to critically evaluate each of the hotels’ financial and operational performance and uses Adjusted EBITDA for trending and comparability analysis. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the six months ended July 31, 2016 and 2015 follows:

	Six Months Ended July 31,
	2016	2015
Net loss attributable to controlling interests	$(564,353)	$(554,368)
Add back:
Depreciation from Continuing Operations	50,672	20,627
Interest expense from Continuing Operations	32,208	23,835
Taxes from Continuing Operations	-	71,571
Less:
Interest income from Continuing Operations	(36,460)	(319)
Adjusted EBITDA From Continuing Operations	$(517,933)	$(438,654)

FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and non-controlling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. The Trust is an unincorporated Ohio real estate investment trust; however, the Trust is not a real estate investment trust for federal taxation purposes. Management uses this measurement to compare itself to REITs with similar depreciable assets. We consider FFO to be an appropriate measure of our ongoing normalized operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other companies that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

A reconciliation of FFO to net (loss) income attributable to controlling interests for the six months ended July 31, 2016 and 2015 follows:

	Six Months Ended July 31,
	2016	2015
Net Loss	$(252,680)	$(570,908)
Add back:
Depreciation from Continuing Operations	50,672	20,627
Net (loss) income attributable to Non- controlling interest	(311,673)	16,540
FFO attributable to controlling interest	$(513,681)	$(533,741)

RESULTS OF OPERATIONS

Our operating expenses from continuing operations consist primarily of property taxes, insurance, corporate overhead, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. REVPAR is a commonly used measure within the hotel industry to evaluate hotel operations. We also use REVPAR to compare the results of our Hotels between periods. In the first six months of fiscal year 2017, occupancy decreased 2.16% to 76.34% from 78.50% in the first six months of the prior fiscal year. ADR increased by $5.10, or 7.2%, to $75.95 during the first six months of fiscal year 2017 from $70.85 in the first six months of fiscal year 2016. The slight decrease in occupancy and the significantly increased ADR resulted in an increase in REVPAR of $2.36, or 4.24%, to $57.98 in the first six months of fiscal year 2017 from $55.62 in the first six months of fiscal year 2016. After our remodel of our Ontario, California property during fiscal year 2016, the property had significant increased occupancy and ADR, resulting in an increase in REVPAR. These increases were offset by continued pressures in our Tucson, Arizona and Albuquerque, New Mexico markets. We anticipate that our Ontario, California property will outperform our fiscal year 2016 results while our other properties will face continued pressures during fiscal year 2017.

Overall, we continue to focus on REVPAR and monitor each of our markets on a weekly basis. We continue to look for opportunities to replace our government business in our Yuma, Arizona property and we anticipate focusing our capital improvements efforts in our Tucson, Arizona property during the remainder of fiscal year 2017.

The following table shows certain historical financial and other information for the periods indicated:

	For the Six Months Ended
	July 31,
	2016	2015
Occupancy	76.34%	78.50%
Average Daily Rate (ADR)	$75.95	$70.85
Revenue Per Available Room (REVPAR)	$57.98	$55.62

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2016 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2015

A summary of total operating results of the Trust for the six months ended July 31, 2016 and 2015 is as follows:

	2016	2015	Change	% Change
Total Revenues from Continuing Operations	$517,323	$293,031	$224,292	76.5%
Operating Expenses from Continuing Operations	(1,779,873)	(1,162,725)	617,148	53.1%
Operating Loss from Continuing Operations	(1,262,550)	(869,694)	(392,856)	-45.2%
Interest Income from Continuing Operations	36,460	319	36,141	11329.5%
Interest Expense from Continuing Operations	(32,208)	(23,835)	(8,373)	-35.1%
Income Tax Provision from Continuing Operations	-	(71,571)	71,571	100.0%
Consolidated Net Loss from Continuing Operations	(1,258,298)	(964,781)	(293,517)	-30.4%
Consolidated Net Income from Discontinued Operations and Assets Held for Sale	1,005,618	393,873	611,745	155.3%
Consolidated Net Loss	$(252,680)	$(570,908)	$318,228	-55.7%

Our overall results for the first six months of fiscal year 2017 were positively affected by an increase in revenues from our growing IBC Hotels division and our consolidated net income from discontinued operations, offset by additional operating expenses from continuing operations. See below for discussion of operating results by segment.

The Trust has the following two segments: Hotel Operations & Corporate Overhead and IBC Developments. For comparability purposes, Hotel Operations & Corporate Overhead below includes Assets Held for Sale and excludes Discontinued Operations. A summary of operating results by segment for the six months ended July 31, 2016 and 2015 is as follows:

	2016	2015
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue	$6,346,144	$6,096,920	$249,224	4.1%
Operating Expenses	(5,860,563)	(6,146,505)	(285,942)	-4.7%
Operating Income	485,581	(49,585)	535,166	1079.3%
Interest Income	36,460	319	36,141	11329.5%
Interest Expense	(362,502)	(416,559)	54,057	13.0%
Income Tax Provision	-	(71,571)	71,571	-100.0%
Net Income (Loss)	$159,539	$(537,396)	$696,935	129.7%

	2016	2015
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$396,701	$133,208	$263,493	197.8%
Operating Expenses	(779,067)	(223,249)	555,818	249.0%
Operating Loss	(382,366)	(90,041)	(292,325)	-324.7%
Interest Expense	(13,180)	-	(13,180)	-100.0%
Net Loss	$(395,546)	$(90,041)	$(305,505)	-339.3%

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE SIX MONTHS ENDED JULY 31, 2016 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2015

We had a consolidated net loss before income tax provision, discontinued operations and assets held for sale of approximately $1,258,000 for the six months ended July 31, 2016, compared to approximately $893,000 for the six months ended July 31, 2015. For the six months ended July 31, 2016, after adding net income from discontinued operations and assets held for sale of approximately $1,006,000, the consolidated net loss was approximately $253,000. For the six months ended July 31, 2015, after deducting income tax provision of approximately $72,000 and after adding net income from discontinued operations and assets for sale of approximately $394,000, the consolidated net loss was approximately $571,000. This decrease of approximately $318,000 from the first six months of fiscal year 2017 as compared to the first six months of fiscal year 2016 was attributable to increased net income generated from our discontinued operations and assets held for sale.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2016 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2015

A summary of total operating results of the Trust for the three months ended July 31, 2016 and 2015 is as follows:

	2016	2015	Change	% Change
Total Revenues from Continuing Operations	$235,918	$63,623	$172,295	270.8%
Operating Expenses from Continuing Operations	(888,903)	(610,125)	278,778	45.7%
Operating Loss from Continuing Operations	(652,985)	(546,502)	(106,483)	-19.5%
Interest Income from Continuing Operations	14,722	134	14,588	10886.6%
Interest Expense from Continuing Operations	(15,609)	(13,002)	(2,606)	-20.0%
Income Tax Provision from Continuing Operations	-	(30,000)	30,000	100.0%
Consolidated Net Loss from Continuing Operations	(653,872)	(589,370)	(64,502)	-10.9%
Consolidated Net Income from Discontinued Operations and Assets Held for Sale	383,955	(388,692)	772,647	-198.8%
Consolidated Net Loss	$(269,917)	$(978,062)	$708,145	-72.4%

Our overall results for the three months ended July 31, 2016 were positively affected by an increase in revenues from our growing IBC Hotels division and our consolidated net income from discontinued operations, offset by additional operating expenses from continuing operations. See below for discussion of operating results by segment.

The Trust has the following two segments: Hotel Operations & Corporate Overhead and IBC Developments. For comparability purposes, Hotel Operations & Corporate Overhead below includes Assets Held for Sale and excludes Discontinued Operations. A summary of operating results by segment for the three months ended July 31, 2016 and 2015 is as follows:

	2016	2015
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue	$2,925,565	$2,752,148	$173,417	6.3%
Operating Expenses	(2,754,124)	(3,083,511)	329,387	10.7%
Operating Income (Loss)	171,441	(331,363)	502,804	151.7%
Interest Income	14,722	134	14,588	10886.6%
Interest Expense	(184,588)	(198,260)	13,672	6.9%
Income Tax Provision	-	(30,000)	30,000	100.0%
Net Income (Loss)	$1,575	$(559,489)	$561,064	100.3%

29

	2016	2015
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$179,216	$19,011	$160,205	842.7%
Operating Expenses	(442,991)	(123,095)	(319,896)	-259.9%
Operating Loss	(263,775)	(104,084)	(159,691)	-153.4%
Interest Expense	(5,180)	-	(5,180)	-100.0%
Net Loss	$(268,955)	$(104,084)	$(164,871)	-158.4%

Our overall results for the three months ended July 31, 2016 were positively affected by an increase in revenues from our growing IBC Hotels division and our consolidated net income from discontinued operations, offset by additional operating expenses from continuing operations. See below for discussion of operating results by segment.

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE FOR THE THREE MONTHS ENDED JULY 31, 2016 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2015

We had a consolidated net loss before income taxes provision, discontinued operations and assets held for sale of approximately $654,000 for the three months ended July 31, 2016, compared to approximately $559,000 for the three months ended July 31, 2015. After adding net income from discontinued operations and assets held for sale of approximately $384,000 for the three months ended July 31, 2016, and subtracting net loss of approximately $389,000 for the three months ended July 31, 2015, and reducing the income tax provision of approximately $30,000 for the three months ended July 31, 2015, the Trust had approximately $270,000 consolidated net loss for the three months ended July 31, 2016 compared with a consolidated net loss of approximately $978,000, a decrease of approximately $708,000. This decrease was attributable to significant improvement in net income from discontinued operations and assets held for sale offset by the increased investment of our IBC Developments segment. After removing net income attributable to non-controlling interest of approximately $93,000 and adding net loss attributable to non-controlling interest of approximately $217,163 for the three months ended July 31, 2016 and 2015, respectively, net loss attributable to controlling interests was approximately $363,000 for the three months ended July 31, 2016 and approximately $760,899 for the three months ending July 31, 2015.

REVENUE – CONTINUING OPERATIONS EXCLUDING ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JULY 31, 2016 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED JULY 31, 2015

Hotel Operations & Corporate Overhead Segment excluding Assets Held for Sale and Discontinued Operations

For the six months ended July 31, 2016, we had total revenue from continuing operations excluding Assets Held for Sale and Discontinued Operations for this segment of approximately $138,000 compared to approximately $128,000 for the six months ended July 31, 2015, an increase of approximately $10,000 or approximately 7.8%. For the three months ended July 31, 2016, we had total revenue from continued operations excluding Assets Held for Sale and Discontinued Operations for this segment of approximately $61,000 compared to approximately $42,000 for the three months ended July 31, 2015, an increase of $19,000, or approximately 45.2%.

Effective May 1, 2016, we increased our management and trademark fee revenues by charging Mr. Wirth’s hotels 5% of room revenues instead of 3% of room revenues. The accounting fees collected remained constant at $2,000 per month per property. The Trust increased their fees to keep up with market conditions as other management companies have steadily increased their fees. We expect management and trademark fee revenues will continue to increase during fiscal year 2017 as compared to fiscal year 2016 offset by the loss of the management and trademark fee revenues generated by Mr. Wirth and his affiliated hotel in Fort Worth, Texas, which was managed by the Trust and sold to an independent third party during April 2015.

IBC Developments Segment

For the six months ended July 31, 2016, we had total revenue for this segment of approximately $379,000 compared to approximately $165,000 for the six months ended July 31, 2015, an increase of approximately $214,000. In January 2016, IBC purchased International Vacation Hotels which is included in the fiscal year 2017 growth of the IBC Development segment. International Vacation Hotels, revenues for the six month ended July 31, 2015 were approximately $195,000.

For the three months ended July 31, 2016, we had total revenue for this segment of approximately $175,000 as compared to approximately $21,000 for the three months ended July 31, 2015, an increase of approximately $154,000. The growth in revenues came from International Vacation Hotels and IBC.

We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth.

EXPENSES – CONTINUING OPERATIONS EXCLUDING ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JULY 31, 2016 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED JULY 31, 2015

Hotel Operations & Corporate Overhead Segment excluding Assets Held for Sale and Discontinued Operations

Total operating expenses excluding Assets Held for Sale and Discontinued Operations for this segment of approximately $1,000,000 for the six months ended July 31, 2016 reflect an increase of approximately $61,000 compared to total operating expenses excluding Assets Held for Sale and Discontinued Operations for this segment of approximately $939,000 for the six months ended July 31, 2015.

Total operating expenses excluding Assets Held for Sale and Discontinued Operations for this segment of approximately $446,000 for the three months ended July 31, 2016 reflect an decrease of approximately $41,000 compared to total operating expenses excluding Assets Held for Sale and Discontinued Operations for this segment of approximately $487,000 for the three months ended July 31, 2015.

IBC Developments Segment

For the six months ended July 31, 2016, we had total expenses for this segment of approximately $779,000 compared to approximately $223,000 for the six months ended July 31, 2015, an increase of approximately $556,000. For the three months ended July 31, 2015, we had total expenses for this segment of approximately $443,000 compared to approximately $123,000 for the three months ended July 31, 2015, an increase of approximately $320,000.

We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth. We purchased International Vacation Hotels in January 2016. During fiscal year 2017 as compared to fiscal year 2016, our expenses for this segment increased.

REVENUE – ASSETS HELD FOR SALE FOR THE SIX MONTHS AND THREE MONTHS ENDED JULY 31, 2016 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED JULY 31, 2016 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED JULY 31, 2015

Hotel Operations & Corporate Overhead Segment - Only Assets Held for Sale

For the six months ended July 31, 2016, we had total revenue from assets held for sale of approximately $6,226,000 compared to approximately $5,937,000 for the six months ended July 31, 2015, an increase of approximately $289,000. With an extensive remodel at our Ontario, California property, we realized an overall increase of 33% in total revenues during the first six months of fiscal year 2017 as total revenues for our Ontario, California property were approximately $1,932,000 for the first six months of fiscal year 2017 as compared to approximately $1,456,000 during the first six months of fiscal year 2016, offset by a decrease of room revenues in our remaining Tucson, Arizona hotel property. Our remaining Tucson, Arizona hotel property had a decrease of approximately $150,000 as total revenues were approximately $1,457,000 for the first six months of fiscal year 2017 as compared to approximately $1,607,000 during the first six months of fiscal year 2016.

Food and beverage revenue was approximately $106,000 for the first six months of fiscal year 2017 as compared to approximately $90,000 for the first six months of fiscal year 2016, an increase of approximately $16,000. With increased occupancy at our Ontario, California property, we realized additional food and beverage revenues which we anticipate will continue through the remainder of fiscal year 2017. We also realized a 1% increase in other revenues during the first six months of fiscal year 2016 as other revenues were approximately $43,000 during the first six months of fiscal year 2016 as compared to approximately $50,000 during the first six months of fiscal year 2017. Other revenues are variable and not predicable and include laundry, gift shop, park n’ fly, pet fees and vending fees. During the remainder of fiscal year 2017, we expect other revenues to remain constant.

For the three months ended July 31, 2016, we had total revenue from assets held for sale of approximately $2,869,000 compared to approximately $2,697,000 for the three months ended July 31, 2015, an increase of approximately $172,000. With an extensive remodel at our Ontario, California property, we realized an overall 6.4% increase in room revenues during the three months ended July 31, 2016 as revenues were approximately $1,077,000 as compared to approximately $787,000 during the three months ended July 31, 2015, offset by decreases of revenues in our remaining Tucson, Arizona hotel property and our Albuquerque, New Mexico hotel property. Food and beverage revenue was steady at approximately $45,000 for both the three months ended July 31, 2016 and 2015 and other revenues increased slightly to approximately $30,000 for the three months ended July 31, 2016 from approximately $19,000 during the three months ended July 31, 2015.

EXPENSES – ASSETS HELD FOR SALE FOR THE SIX MONTHS ENDED JULY 31, 2016 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2015)

Hotel Operations & Corporate Overhead Segment – Only Assets Held for Sale

Total operating expenses for assets held for sale of approximately $4,860,000 for the three months ended July 31, 2016 reflect a decrease of approximately $347,000 compared to total operating expenses of approximately $5,207,000 for the six months ended July 31, 2015. The decrease was primarily due to a decrease in operating expenses at the hotel properties for our repairs and maintenance and depreciation.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $1,791,000 for the six months ended July 31, 2016 compared to approximately $1,654,000 for the six months ended July 31, 2015, an increase of approximately $137,000, or 8.3%, increase in costs. Additional room expenses were incurred during the six months ended July 31, 2016 compared to the six months ended July 31, 2015 as our occupancy increased at our Ontario, California property. We anticipate continued growth at our Ontario, California property based on our recent significant property improvements and steady occupancy at our remaining Tucson, Arizona property.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the six months ended July 31, 2016, food and beverage expenses were approximately $167,000 as compared to approximately $145,000 for the six months ended July 31, 2015, an increase of approximately $22,000, or 15.2%. The increase during the six months ended July 31, 2016 as compared to the six months ended July 31, 2015, primarily corresponded with our food and beverage operations at our Ontario, California property. This increase in food and beverage expenses corresponded to the increased food and beverage revenues. We anticipate that our food and beverage operations at our Ontario, Arizona property to be steady for the remaining portion of fiscal year 2017.

General and Administrative expenses were approximately $754,000 for the six months ended July 31, 2016, an increase of approximately $53,000 from the general and administrative expenses for the six months ended July 31, 2015 of approximately $701,000. Management continues to explore and look for general and administrative cost cutting opportunities.

Depreciation expense was approximately $111,000 for the six months ended July 31, 2016, a decrease of approximately $549,000 from depreciation expenses for the six months ended July 31, 2015 of approximately $660,000. As of May 1, 2016, all of our hotel properties were classified as held for sale and the Trust has discontinued accruing depreciation expenses on those assets.

Interest expenses were approximately $343,000 for the six months ended July 31, 2016, a decrease of approximately $50,000 from the interest expenses for the six months ended July 31, 2015 of approximately $393,000. During the six months ended July 31, 2016, the Trust no longer incurred additional interest expenses associated with American Express note payables.

EXPENSES – ASSETS HELD FOR SALE FOR THE THREE MONTHS ENDED JULY 31, 2016 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2015

Hotel Operations & Corporate Overhead Segment – Only Assets Held for Sale

Total operating expenses for assets held for sale of approximately $2,305,000 for the three months ended July 31, 2016 reflect a decrease of approximately $274,000 compared to total operating expenses of approximately $2,579,000 for the three months ended July 31, 2015. The decrease was primarily due to a decrease in operating expenses at the hotel properties for our repairs and maintenance and depreciation expenses offset by an increase in room expense.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $898,000 for the three months ended July 31, 2016 compared to approximately $810,000 for the three months ended July 31, 2015, approximately $88,000, or 10.8%, increase in costs. Additional room expenses were incurred during the three months ended July 31, 2016 compared to the three months ended July 31, 2015 as our occupancy increased at our Ontario, California property offset by an occupancy decrease at our remaining Tucson, Arizona property. We anticipate continued growth at our Ontario, California property based on our recent significant property improvements and steady occupancy at our remaining Tucson, Arizona property.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended July 31, 2016, food and beverage expenses were approximately $73,000 as compared to approximately $68,000 for the three months ended July 31, 2015, an increase of approximately $5,000, or 7.4%. Management continues to explore and look for food and beverage cost cutting opportunities, especially at our Tucson, Arizona property.

General and Administrative expenses were approximately $368,000 for the three months ended July 31, 2016, an increase of approximately $8,000 from the general and administrative expenses for the three months ended July 31, 2015 of approximately $360,000. Management continues to explore and look for general and administrative cost cutting opportunities.

Depreciation expense was $0 for the three months ended July 31, 2016, a decrease of approximately $447,000 from depreciation expenses for the three months ended July 31, 2015 of approximately $447,000. As of May 1, 2016, all of our hotel properties were classified as held for sale and the Trust has discontinued accruing depreciation expenses on those assets.

Utilities expenses were approximately $203,000 for the three months ended July 31, 2016, an increase of approximately $15,000 from the utilities expenses for the three months ended July 31, 2015 of approximately $188,000. Our Ontario, California property has higher utility rates and increased occupancy levels during the three month ended July 31, 2016 as compared to occupancy levels during the three months ended July 31, 2015.

Interest expenses were approximately $174,000 for the three months ended July 31, 2016, a decrease of approximately $11,000 from the interest expenses for the three months ended July 31, 2015 of approximately $185,000. During the three month ended July 31, 2015, the Trust incurred additional interest expenses associated with American Express note payables.

DISCONTINUED OPERATIONS

Hotel Operations & Corporate Overhead Segment – Only Discontinued Operations

As our Tucson St. Mary’s hotel was sold to an unrelated third party on October 14, 2015, no revenues and approximately $5,000 and $17,000 of general and administrative expenses were recorded for the three and six months ended July 31, 2016, respectively. These one-time general and administrative expenses consisted of property management bonuses and uncollectable accounts receivables. The Trust does not anticipate any additional significant expenses for the dissolution of this asset.

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

As of July 31, 2016, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth, with an amount payable of $0. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum and requires interest only payments quarterly. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. The highest amount outstanding on the Demand/Revolving Line of Credit/Promissory Note for the quarter ended July 31, 2016 was $239,000.

With approximately $263,000 of cash and cash equivalents, including approximately $238,000 from discontinued operations, and accounts receivable as of July 31, 2016, and with the continued availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of $40,000 of the $350,000 Line of Credit issued on May 3, 2016 by RepublicBank AZ, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all. We also expect to complete the sale of our four hotel properties by the end of this fiscal year.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate a moderate improvement in the weak overall economic situation that negatively affected results in the second quarter of 2017, which could result in higher revenues and operating margins in the remainder of fiscal year 2017. We expect the major challenge for the remaining portion of fiscal year 2017 is the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash (used in) provided by operating activities totaled approximately ($746,000) and $281,000 for the six months ended July 31, 2016 and July 31, 2015, respectively. Refer to the discussion below for the change in the net cash (used in) provided by operating activities.

Consolidated net loss was approximately ($253,000) and approximately ($571,000) for the six months ended July 31, 2016 and 2015, respectively. The differences in consolidated net loss for the six months ended July 31, 2016 and 2015 are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss to net cash provided by (used in) operating activities for the six months ended July 31, 2016 and 2015, respectively, consist primarily of changes in the hotel property deprecation of approximately $161,000 for the six months ended July 31, 2016 compared with approximately $914,000 for the six months ended July 31, 2015, cumulative changes in assets and liabilities for accounts receivables of approximately ($665,000) and approximately $173,000 for the six months ended July 31, 2016 and 2015, respectively, and accounts payable and accrued expenses of approximately ($38,000) and approximately ($308,000) for the six months July 31, 2016 and 2015, respectively. These changes resulted in net cash used in operating activities of approximately ($746,000) for the six months ended July 31, 2016 and net cash provided in operating activities of approximately $281,000 for the six months ended July 31, 2015. Hotel depreciation decreased significantly during the six months ended July 31, 2016 compared with the six months ended July 31, 2015, as all of our hotels are included in discontinued operations and assets held for sale and depreciation has halted. Significant additional accounts receivables were generated during the six months ended July 31, 2016 from our IBC Developments segment which the Trust expects to collect during the three months ended October 31, 2016.

Net cash used in investing activities was approximately $719,000 and $841,000 for the six months ended July 31, 2016 and 2015, respectively. The decreased net cash used by investing activities was primarily due to our collections of advances to affiliates – related party, offset by our additional continued investment in our hotels with improvements and additions to the hotel properties.

Net cash used in financing activities totaled approximately $230,000 and net cash provided by financing activities totaled approximately $353,000 for the six months ended July 31, 2016 and 2015, respectively. The decrease in cash provided by financing activities was primarily due to the decrease in borrowings on notes payable to banks, proceeds from sales of non-controlling interest in subsidiaries, increase in payments on notes payable – related party, offset by a decreased amount of payments on notes payable to bank, decreased amount of payments on line of credit – related party, increased borrowings on notes payable – related party and decreased distributions to non-controlling interest in subsidiaries.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of July 31, 2016, there were no monies held in these accounts, which are usually reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2016 and 2015, the Hotels and Corporate office spent approximately $1,253,000 and $842,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2017 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2016. During fiscal year 2016, we spent approximately $2,126,000 of capital expenditures. Repairs and maintenance of approximately $490,000 and $707,000 were charged to expense as incurred for six months ending July 31, 2016 and 2015, respectively.

We have minimum debt payments of approximately $838,000 and approximately $823,000 due during fiscal year 2017 and fiscal year 2018, respectively. Minimum debt payments due during the remainder of fiscal year 2017 include approximately $248,000 of mortgage notes payable.

As of July 31, 2016, we had mortgage notes payable, net of discounts, of approximately $13,557,000 outstanding with respect to the Hotels, approximately $462,000 in an unsecured non-revolving note payable, approximately $354,000 in an unsecured business loan, approximately $310,000 in an unsecured revolving note payable, approximately $55,000 in an unsecured promissory note to a unrelated party, and approximately $21,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended July 31, 2016, the Trust acquired 5,485 Shares of Beneficial Interest in open market transactions at an average price of $2.60 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 85,720 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

May 1 - May 31, 2016	-	$-	-	91,205
June 1 - June 30, 2016	4,165	$2.62	4,165	87,040
July 1 - July 31, 2016	1,320	$2.53	1,320	85,720
Total	5,485		5,485

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

INNSUITES HOSPITALITY TRUST

Date: September 14, 2016	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Date: September 14, 2016	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

