Form 10-Q
period 2016-10-31
INNSUITES HOSPITALITY TRUST
filed 2016-12-15
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 14, 2016: 9,678,495.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2016	JANUARY 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$496,037	$1,955,534
Accounts Receivable, including $0 and $20,683 from related parties, respectively	441,622	250,470
Advances to Affiliates - Related Party	115,517	972,184
Notes Receivable - Related Party	-	5,761
Prepaid Expenses and Other Current Assets	150,067	127,325
Current Assets of Discontinued Operations	19,271	14,648
Total Current Assets	1,222,514	3,325,922
Property, Plant and Equipment, net	19,785,128	19,614,767
Intangible Assets, net	449,750	500,000
Goodwill	500,000	500,000
TOTAL ASSETS	$21,957,392	$23,940,689

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,910,425	$2,163,144
Line of Credit - Related Party	426,184	-
Current Portion of Mortgage Notes Payable, net of Discount of $8,012 as of October 31, 2016 and January 31, 2016, respectively	505,400	485,994
Current Portion of Notes Payable to Banks, net of Discount of $36,927 and $0 as of October 31, 2016 and January 31, 2016, respectively	1,069,604	665,622
Current Portion of Other Notes Payable	84,682	40,801
Current Liabilities of Discontinued Operations	-	27,246
Total Current Liabilities	3,996,295	3,382,807
Mortgage Notes Payable, net of discount of $52,895 and $58,903 as of October 31, 2016 and January 31, 2016, respectively	12,933,401	13,306,598
Notes Payable to Banks, net of Discount of $1,738 and $0 as of October 31, 2016 and January 31, 2016, respectively	598,611	266,666
Other Notes Payable	8,552	13,889
TOTAL LIABILITIES	17,536,859	16,969,960

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 17,970,846 and 17,406,846 shares issued and 9,678,746 and 8,791,500 shares outstanding at October 31, 2016 and January 31, 2016, respectively	17,229,284	18,769,849
Treasury Stock, 8,632,155 and 8,615,346 shares held at cost at October 31, 2016 and January 31, 2016, respectively	(12,328,300)	(12,285,915)
TOTAL TRUST SHAREHOLDERS’ EQUITY	4,900,984	6,483,934
NON-CONTROLLING INTEREST	(480,451)	486,795
TOTAL EQUITY	4,420,533	6,970,729
TOTAL LIABILITIES AND EQUITY	$21,957,392	$23,940,689

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$8,977,101	$8,261,506
Food and Beverage	151,183	119,895
Management and Trademark Fees	208,256	171,028
Reservation and Convention	524,555	187,765
Other	38,269	70,048
TOTAL REVENUE	9,899,364	8,810,242

OPERATING EXPENSES
Room	2,715,757	2,483,060
Food and Beverage	247,440	218,780
Telecommunications	14,268	14,379
General and Administrative	3,232,250	2,503,274
Sales and Marketing	1,135,357	830,648
Repairs and Maintenance	738,293	765,137
Hospitality	568,800	528,139
Utilities	632,255	591,000
Depreciation	1,672,565	803,982
Intangible Amortization	50,250	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	472,789	485,971
Other	-	12,750
TOTAL OPERATING EXPENSES	11,480,024	9,237,120
OPERATING LOSS	(1,580,660)	(426,878)
Interest Income	1,325	349
Interest Income on Advances to Affiliates - Related Party	34,805	-
TOTAL OTHER INCOME	36,130	349
Interest on Mortgage Notes Payable	513,156	552,717
Interest on Notes Payable to Banks	48,392	381
Interest on Other Notes Payable	8,404	41,599
Interest on Line of Credit - Related Party	-	13,439
TOTAL INTEREST EXPENSE	569,952	608,136
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(2,114,482)	(1,034,665)
Income Tax Provision	(2,768)	(71,571)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(2,117,250)	$(1,106,236)
Discontinued Operations, Net of Non-Controlling Interest	$(16,757)	$(478,808)
Gain on Disposal of Discontinued Operations	$-	$2,351,817
CONSOLIDATED NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(16,757)	$1,873,009
CONSOLIDATED NET (LOSS) INCOME	$(2,134,007)	$766,773
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(328,169)	$(55,876)
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,805,838)	$822,649
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.27)	$(0.13)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$-	$0.23
NET (LOSS) INCOME PER SHARE PER SHARE TOTAL - BASIC	$(0.27)	$0.10
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.27)	$(0.09)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$-	$0.16
NET (LOSS) INCOME PER SHARE PER SHARE TOTAL - DILUTED	$(0.27)	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -BASIC	8,809,108	8,269,827
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -DILUTED	8,809,108	11,953,896

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$2,907,714	$2,457,167
Food and Beverage	44,996	29,915
Management and Trademark Fees	69,955	42,886
Reservation and Convention	125,726	13,353
Other	8,176	17,968
TOTAL REVENUE	3,156,567	2,561,289

OPERATING EXPENSES
Room	924,568	806,323
Food and Beverage	80,507	73,830
Telecommunications	5,417	3,048
General and Administrative	1,052,423	770,308
Sales and Marketing	446,045	282,302
Repairs and Maintenance	248,088	231,931
Hospitality	179,281	165,572
Utilities	222,388	219,549
Depreciation	1,511,145	122,891
Intangible Amortization	16,750	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	142,273	168,870
Other	11,718	3,917
TOTAL OPERATING EXPENSES	4,840,603	2,848,541
OPERATING LOSS	(1,684,036)	(287,252)
Interest Income	62	30
Interest Income on Advances to Affiliates - Related Party	-	-
TOTAL OTHER INCOME	62	30
Interest on Mortgage Notes Payable	176,210	175,352
Interest on Notes Payable to Banks	6,200	(3,302)
Interest on Other Notes Payable	11,861	14,178
Interest on Line of Credit - Related Party	392	5,349
TOTAL INTEREST EXPENSE	194,663	191,577
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION	(1,878,637)	(478,799)
Income Tax Provision	(2,768)	-
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(1,881,405)	$(478,799)
Discontinued Operations, Net of Non-Controlling Interest	$(85)	$(535,337)
Gain on Disposal of Discontinued Operations	$-	$2,351,817
CONSOLIDATED NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(85)	$1,816,480
CONSOLIDATED NET (LOSS) INCOME	$(1,881,490)	$1,337,681
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(642,153)	$(39,336)
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,239,337)	$1,377,017
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.24)	$(0.06)

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$-	$0.22
NET (LOSS) INCOME PER SHARE PER SHARE TOTAL - BASIC	$(0.24)	$0.16
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.24)	$(0.04)

NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$-	$0.15
NET (LOSS) INCOME PER SHARE PER SHARE TOTAL - DILUTED	$(0.24)	$0.11
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -BASIC	8,801,256	8,260,759
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -DILUTED	8,801,256	11,944,828

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2016

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
					Shareholders'	Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2016	8,791,500	$18,769,849	8,615,346	$(12,285,915)	$6,483,934	$486,795	$6,970,729
Net Loss	-	(1,805,838)	-	-	(1,805,838)	(328,169)	(2,134,007)
Shares Issued from Cash Received in Prior Period	861,755	-	-	-	-	-	-
Purchase of Treasury Stock	(16,809)	-	16,809	(42,385)	(42,385)	-	(42,385)
Shares of Beneficial Interest Issued for Services Rendered	42,300	71,346	-	-	71,346	-	71,346
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	75,000	75,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(520,150)	(520,150)
Reallocation of Non-Controlling Interests and Other	-	193,927	-	-	193,927	(193,927)	-
Balance, October 31, 2016	9,678,746	$17,229,284	8,632,155	$(12,328,300)	$4,900,984	$(480,451)	$4,420,533

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss) Income	$(2,134,007)	$766,773
Adjustments to Reconcile Consolidated Net Loss to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	84,306	44,880
Provision For (Recovery of) Uncollectible Receivables	10,178	(8,638)
Depreciation	1,672,565	1,036,642
Amortization of Intangibles	50,250	-
Amortization of Debt Discounts and Deferred Financing Fees	14,453	69,486
Gain on Disposal of Assets	-	(2,351,817)
Changes in Assets and Liabilities:
Accounts Receivable	(208,106)	303,891
Prepaid Expenses and Other Assets	(22,742)	48,983
Accounts Payable and Accrued Expenses	(279,966)	(310,542)
NET CASH USED IN OPERATING ACTIVITIES	(813,069)	(400,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(1,842,926)	(1,317,284)
Cash Received From Sale of Hotel Property	-	4,712,611
Lendings on Advances to Affiliates - Related Party	(283,333)	-
Collections on Advances to Affiliates - Related Party	1,140,000	1,236
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(986,259)	3,396,563

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(359,798)	(507,626)
Payments on Notes Payable to Banks, net of financing costs	(634,568)	(2,299,648)
Borrowings on Notes Payable to Banks, net of financing costs	1,362,050	1,591,153
Payments on Line of Credit - Related Party	(314,172)	(2,475,321)
Borrowings on Line of Credit - Related Party	756,000	1,933,611
Payments on Notes Payable - Related Party	(693,113)	-
Borrowings on Notes Payable - Related Party	683,230	-
Lendings on Note Receivable - Related Party	-	(30,000)
Collections on Note Receivable - Related Party	-	5,349
Payments on Other Notes Payable	(41,456)	(454,215)
Borrowings on Other Notes Payable	80,000	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	75,000	1,799,699
Sale of Stock	-	1,100,000
Distributions to Non-Controlling Interest Holders	(533,110)	(1,026,616)
Repurchase of Treasury Stock	(42,385)	(76,098)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	337,678	(439,712)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,461,650)	2,556,509
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,957,687	507,686
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$496,037	$3,064,195

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2016 AND JANUARY 31, 2016

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2016 AND 2015

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2016, InnSuites Hospitality Trust (the “Trust,” “we” or “our”) owns interests directly and through a partnership interest in four hotels with an aggregate of 575 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s) and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited number of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider our Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico to be moderate or limited service establishments. All of our other properties are full service hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of October 31, 2016 and January 31, 2016, respectively. The Trust’s weighted average ownership for the nine-month period ended October 31, 2016 and 2015 was 72.11%. As of October 31, 2016, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona and a 51.33% interest in an InnSuites® hotel located in Ontario, California. The Trust owns a direct 50.24% interest in a Yuma, Arizona hotel property, and a direct 50.91% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc. (“InnSuites Hotels”), our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

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

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On October 31, 2016 and January 31, 2016, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units. Additionally, as of both October 31, 2016 and January 31, 2016, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on October 31, 2016, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of October 31, 2016 and January 31, 2016, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units.

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

As of October 31, 2016, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2017. As of December 12, 2016, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $0.

As of October 31, 2016, the Trust had two available Advances to Affiliate credit facilities each with a maximum borrowing capacity of $500,000 for a total maximum borrowing capacity of $1,000,000. As of October 31, 2016, the Trust had an amount payable of approximately $426,000 on one of the Advances to Affiliates credit facility and an amount receivable of approximately $116,000 on the other Advances to Affiliates credit facility.

Both the Demand/Revolving Line of Credit/Promissory Note and the Advances to Affiliate credit facilities accrues interest at 7.0% per annum and requires interest only payments quarterly.

With approximately $496,000 of cash and cash equivalents as of October 31, 2016 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, $1,000,000 Advances to Affiliates credit facilities and the availability of the two unsecured loans of $475,000 provided on December 2, 2016, We believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable. The results for the period ended October 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2017 or any future period.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information related to the Trust’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Trust’s annual consolidated financial statements for the year ended January 31, 2016, as filed on our Annual Report on Form 10-K filed with the SEC on April 29, 2016. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended January 31, 2016 filed with the SEC on April 29, 2016. The results for the period ended October 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2017 or any future period.

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership, and the Trust owns all of the issued and outstanding classes of shares of InnSuites Hotels. Therefore, the financial statements of the Partnership and InnSuites Hotels are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the Hotel properties. As of May 1, 2016, the Trust has listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold, therefore such sale is no longer considered probable. The Trust continues to list these properties with local real estate hotel brokers and, we believe, that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our basis of presentation since January 31, 2016.

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

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, data breach, regional economic downturn or poor weather conditions should occur during the first or fourth fiscal quarters the adverse impact to the Trust’s revenues could likely be greater as a result of its southern Arizona seasonal business.

It is too early to determine what the seasonality of the IBC segment is. The Trust does not anticipate much seasonality due to the diversification of the location of the IBC Hotels.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Since July 31, 2016, no significant recently issued accounting guidance exists that is material to the Trust. Management continues to monitor and review recently issued accounting guidance upon issuance.

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

Management applies guidance under ASC 360-10-35 to determine when it is required to test an asset for recoverability of its carrying value and whether an impairment exists. Under ASC 360-10-35, the Trust is required to test a long-lived asset for impairment when there is an indicator of impairment. Impairment indicators may include, but are not limited to, a drop in the performance of a long-lived asset, a decline in the hospitality industry or a decline in the economy. If an indicator of potential impairment is present, then an assessment is performed of whether the carrying amount of an asset exceeds its estimated undiscounted future cash flows over its estimated remaining life.

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no impairment of long-lived assets existed during the Trust’s fiscal quarters ended October 31, 2016 and 2015.

REVENUE RECOGNITION

Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”) summarizes the SEC’s views in applying GAAP to revenue recognition in financial statements. SAB No. 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Further, SAB No. 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies as described below are in compliance with SAB No. 104.

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

Based on our policy, we recognize revenue when we believe that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and the collectability of our revenues are reasonably assured.

INCOME PER SHARE

Basic and diluted income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,684,069 Shares of the Beneficial Interest, as discussed above in Note 1 – “Nature of Operations and Basis of Presentation.”

At the beginning of each nine month period ended October 31, 2016 and 2015, the aggregate weighted-average of these Shares of Beneficial Interest for units of the Partnership would have been 3,684,069 and 3,693,972, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the nine month period ended October 31, 2016 and 2015. Therefore, no reconciliation of basic and diluted income per share is presented.

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the nine months ended October 31, 2016, the Trust recognized expenses of $38,880 related to stock-based compensation. The Trust issued 24,000 restricted shares with a total market value of $51,840 in the first fiscal quarter of fiscal year 2017 as compensation to its three outside Trustees for fiscal year 2017. On a monthly basis through January 31, 2017, these shares vest at a rate of approximately 500 shares for each outside Trustee. These purchases were made by the recipients on the open market in May 2016.

The following table summarizes restricted share activity during the nine months ended October 31, 2016:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant

Balance of unvested awards at January 31, 2016	-	-
Granted	24,000	$2.16
Vested	(18,000)	$2.16
Forfeited	-	-
Balance of unvested awards at October 31, 2016	6,000	$2.16

STOCK OPTIONS

Effective February 5, 2015, the Board of Trustees of the Trust adopted the 2015 Equity Incentive Plan (“2015 Plan”), subject to shareholder approval, under which up to 1,600,000 Shares of Beneficial Interest of the Trust are authorized to be issued pursuant to grant of stock options, stock appreciation rights, restricted shares, restricted share units or other awards. The purpose of the 2015 Plan and the awards described below is to promote the interests of the Trust and its shareholders by providing certain employees and members of the Board of Trustees, who are largely responsible for the management and growth of the subsidiary of the Trust, IBC Hotels, with incentives and rewards to encourage them to continue in the service of the Trust.

The Board of Trustees of the Trust approved a Nonqualified Stock Option Agreement (“2015 Plan Agreement”) to be used for all stock option awards. The 2015 Plan Agreement provides the grantee a four-year option to purchase a set number of Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per share, exercisable to the extent the stock options vest and GAAP pre-tax profits of IBC Hotels are greater than or equal to the performance objectives described in the 2015 Plan agreement. For purposes of the 2015 Plan Agreement, a “tranche” is the number of Shares for which the Stock Option has vested on a particular vesting date. The 2015 Plan Agreement has the following vesting schedule:

Tranche	Shares for which the Stock Option is Vested	Vesting Date
A	1/3	5/17/2016
B	1/3	2nd anniversary of the Date of Grant
C	1/3	3rd anniversary of the Date of Grant

Stock options will become immediately vested in full if, prior to a vesting date (i) the grantee ceases to be employed by the Trust or its subsidiaries by reason of death or disability or (ii) a change of control occurs while the grantee is employed by the Trust or any of its subsidiaries. Vested tranches become exercisable as set forth below to the extent that the GAAP pre-tax profit of IBC Hotels is greater than or equal to the performance objective for the applicable performance period, as described below.

Performance Period	Performance Objective	Exercisable
(Fiscal Year Ending)	(GAAP pre-tax profit of IBC Hotels)	Tranche(s)
1/31/2016	$60,000	A
1/31/2017	$200,000	A and B
1/31/2018	$400,000	A, B, and C

On February 5, 2015, the Board of Trustees of the Trust granted to Pamela Barnhill, President, Vice Chairperson of the Board of Trustees and Chief Operating Officer of the Trust and IBC Hotels Founder and President, pursuant to the 2015 Plan and 2015 Plan Agreement, an option to purchase of 1,000,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, Marc Berg, Executive Vice President of the Trust and Trustee, and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Plan and 2015 Plan Agreement, each an option to purchase 60,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust also granted an option to purchase 10,000 Shares of Beneficial Interest of the Trust to each of our Trustees who are expected to continue to serve on the Board of Trustees through the vesting period and also granted to key operational staff options to purchase Shares of Beneficial Interest. The number of options granted to each key operational staff was based on InnSuites employment history and their direct IBC Hotels involvement. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016. The options are subject to shareholder approval. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. The Board of Trustees of the Trust has decided to terminate the 2015 Plan. Management believes that a new plan needs to be created to act as a financial incentive to the Trusts employees. Effective October 31, 2016, it has been determined that the Shareholders will not approve the 2015 Plan and the proposed grants have been rescinded.

4. RELATED PARTY TRANSACTIONS

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, requires interest payments only quarterly and matures on December 31, 2017. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000.

The above Demand/Revolving Line of Credit/Promissory Note or Note Receivable is presented as one line item on the balance sheet and totaled a receivable balance of $0 and $5,671 at October 31, 2016 and 2015, respectively.

As of October 31, 2016 and January 31, 2016, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.80% of the total outstanding Partnership units. As of October 31, 2016 and January 31, 2016, Mr. Wirth and his affiliates held 6,939,429 and 6,175,205, respectively, Shares of Beneficial Interest in the Trust, which represented 74.31% and 70.24%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the nine months ended October 31, 2016, Mr. Wirth’s affiliates paid the Trust $208,256 for management and licensing fees and $35,464 for reservation fees.

On December 22, 2015, the Trust provided Advances to Affiliates – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and through one of his affiliates, owns approximately 32% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2017 and accrue interest of 7.0%. During the nine months ended October 31, 2016, the Trust received $18,098 and $14,328 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of October 31, 2016 the Advances to Affiliates – Related Party balance was $115,517 from Phoenix Northern Resort, LLC and the Line of Credit – Related Part balance was $426,184 to Tempe Phoenix Airport Resort LLC.

Management and trademark fee revenue from related parties were approximately $208,000 for the nine months ended October 31, 2016 as compared to approximately $171,000 for the nine months ended October 31, 2015.

Besides Pamela Barnhill, Vice Chairperson and President of the Trust and daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer, the Trust also employs two other immediate family members of Mr. Wirth who provide technology and administrative support services to the Trust, with each receiving a $47,500 yearly salary.

Effective May 1, 2016, we increased our management and trademark fee revenues by charging Mr. Wirth’s hotels 5% of room revenues instead of 3% of room revenues. The accounting fees collected remained constant at $2,000 per month per property. The Trust increased its fees to keep up with market conditions as other management companies have steadily increased their fees. Management and trademark fee revenues were approximately $208,000 for the nine months ended October 31, 2016 as compared to approximately $171,000 for the nine months ended October 31, 2015. For the three months ended October 31, 2016 and October 31, 2015, we had management and trademark fees income of approximately $70,000 and $43,000, respectively. We expect that management and trademark fee revenues will continue to increase during fiscal year 2017 as compared to fiscal year 2016, offset by the loss of the management and trademark fee revenues generated by Mr. Wirth and his affiliated hotel in Fort Worth, Texas, which was managed by the Trust and sold to an independent third party during April 2015.

See Notes 3, 5, 6, 12 and 18 to the Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Tucson Saint Mary’s Suite Hospitality,” “Subsequent Events” and “Related Party Transactions,” respectively, in our Form 10-K Annual Report filed with the SEC on April 29, 2016 and below in Note 6 – “Sale of Ownership Interests in Subsidiaries” for further description of the Trust’s related party transactions.

5. NOTES PAYABLE

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four-year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of October 31, 2016, the non-revolving note payable balance was approximately $427,000.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest- only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of October 31, 2016, the business loan balance was approximately $317,000.

On May 3, 2016, the Trust and Yuma Hospitality Properties Limited Partnership (the “Yuma entity”), a subsidiary of the Trust, entered into a $350,000 one-year line of credit with Republic Bank AZ, N.A. (the “Yuma entity Agreement”) that bears interest at the prime rate plus 1.0% per annum. The Yuma entity Agreement includes acceleration provisions upon default. The line of credit is secured by the Deed of Trust in the Yuma, Arizona property. The funds may be used for working capital and the line is guaranteed by James Wirth, the Trust’s Chairman and Chief Executive Officer, Gail Wirth, Mr. Wirth’s spouse, and the Wirth Family Trust dated July 14, 2006. As of October 31, 2016, the line of credit balance was approximately $0.

On September 20, 2016, Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), a subsidiary of the Trust, entered into a $524,160 business loan, including $20,160 of loan fees which are classified as debt discount and amortized to interest expense over the term of the loan using the effective interest rate method, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with a maturity date of September 19, 2017. The Albuquerque Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2016, the business loan balance was approximately $426,000.

On October 17, 2016, the Yuma entity, a subsidiary of the Trust, entered into a $520,000 business loan, including $20,000 of loan fees which are classified as debt discount and amortized to interest expense over the term of the loan using the effective interest rate method, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of October 16, 2017. The Yuma Merchant Agreement includes a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2016, the business loan balance was approximately $498,000.

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (the “Ontario entity”), and Yuma Hospitality Properties, Limited Partnership (the “Yuma entity”), which sales are described in detail in our Annual Report on Form 10-K filed with the SEC on April 29, 2016. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust or the Partnership maintains at least 50.1% of the units in each entity and intends to maintain this minimum ownership percentage. Generally, the units in each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the nine months ended October 31, 2016, the priority distributions were paid for the six months ended July 31, 2016 and no priority distributions were accrued for the three months ended October 31, 2016.

During the nine months ended October 31, 2016, there were no Class A, B or C units of the Albuquerque entity sold. As of October 31, 2016 and January 31, 2016, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other third parties held a 48.91% interest, or 268 Class A units.

During the nine months ended October 31, 2016, there were three Class A units of the Tucson entity sold at $10,000 per unit, which were sold by Rare Earth. As of October 31, 2016 and January 31, 2016, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.61% interest, or 385 Class A units.

During the nine months ended October 31, 2016, there were thirty-two Class A units of the Ontario entity sold at $10,000 per unit, of which two were sold by the Partnership and twenty-eight were sold by Rare Earth. As of October 31, 2016, the Partnership held a 51.33% ownership interest, or 496 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 0.21% interest through Rare Earth, or 2 Class C units, and other parties held a 48.46% interest, or 468.25 Class A units.

During the nine months ended October 31, 2016, there were 9.5 Class A units of the Yuma entity sold, at $10,000 per unit, of which 5.5 Class C units were sold by the Trust and the remaining units were sold by Rare Earth. As of October 31, 2016, the Trust held a 50.24% ownership interest, or 401.90 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.51% interest, or 4.10 Class C units, and other parties held a 49.25% interest, or 394 Class A units.

7. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $569,952 and $608,135 in cash for interest for the nine months ended October 31, 2016 and 2015, respectively, for continuing operations. The Trust paid $2,768 and $71,571 in cash for income taxes for the nine months ended October 31, 2016 and 2015, respectively, for continuing operations.

8. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease that expires in 2058. Total expense associated with the non-cancelable ground lease for the nine months ended October 31, 2016 and 2015 was approximately $111,000 and $110,000, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expires in 2017. The Trust recorded approximately $24,000 and $21,000 of general and administrative expense related to the lease during the nine months ended October 31, 2016 and 2015, respectively. The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2017	$36,000
2018	128,000
2019	114,000
2020	114,000
2021	114,000
Thereafter	5,587,000

Total	$6,093,000

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of October 31, 2016 and January 31, 2016.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $252,000 and $248,000 for the nine months ended October 31, 2016 and 2015, respectively.

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

Information relative to the Trust’s reportable segments, for which there is no intersegment revenues, is as follows:

STATEMENT OF OPERATIONS	NINE MONTHS ENDED OCTOBER 31, 2016
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$9,376,937	$522,427	$9,899,364
Loss From Operations	(795,047)	(785,613)	(1,580,660)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED OCTOBER 31, 2016
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$3,030,841	$125,726	$3,156,567
Loss From Operations	(1,280,789)	(403,247)	(1,684,036)

STATEMENT OF OPERATIONS	NINE MONTHS ENDED OCTOBER 31, 2015
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$8,667,206	$143,036	$8,810,242
Loss From Operations	(195,840)	(231,038)	(426,878)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED OCTOBER 31, 2015
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$2,547,936	$13,353	$2,561,289
Loss From Operations	(149,781)	(137,471)	(287,252)

10. DISCONTINUED OPERATIONS

The Trust has recognized the sale of the Tucson St. Mary’s Suite Hospitality LLC (the “Tucson St. Mary’s entity”) as discontinued operations. After the sale of this asset, the Trust incurred some additional minor expenses which are presented below. Discontinued operations in the nine and three months ended October 31, 2016 and October 31, 2015 primarily consists of the Tucson St. Mary’s hotel operational revenues and expenses and does not include the sale proceeds and profit from the sale of our Tucson St. Mary’s hotel. Historical results of the Tucson St. Mary’s hotel has been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the Hotel properties. As of May 1, 2016, the Trust has listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold and the Trust no longer deems a sale to be probable. The Trust continues to list these properties with local real estate hotel brokers and, we believe, that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our basis of presentation since January 31, 2016.

The following financial information presents the consolidated balance sheets of the discontinued operations and assets held for sale as of October 31, 2016 and January 31, 2016, as well as the consolidated statements of operations for the three and nine months ended October 31, 2016 and 2015.

	DISCONTINUED OPERATIONS
	OCTOBER 31, 2016	JANUARY 31, 2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$2,153
Accounts Receivable	19,271	12,495
Total Current Assets of Discontinued Operations	19,271	14,648
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$19,271	$14,648

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$-	$27,246
Total Current Liabilities of Discontinued Operations	-	27,246
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$-	$27,246

	DISCONTINUED OPERATIONS
	NINE MONTHS ENDED
	OCTOBER 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$-	$2,172,153
Food and Beverage	-	658,881
Other	-	23,611
TOTAL REVENUE	-	2,854,645

OPERATING EXPENSES
Room	-	963,976
Food and Beverage	-	545,737
Telecommunications	-	1,898
General and Administrative	16,757	264,074
Sales and Marketing	-	150,893
Repairs and Maintenance	-	247,691
Hospitality	-	188,216
Utilities	-	432,070
Hotel Property Depreciation	-	232,661
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	159,283
Other	-	12,894
TOTAL OPERATING EXPENSES	16,757	3,199,393
OPERATING (LOSS) INCOME	(16,757)	(344,748)
Interest on Mortgage Notes Payable	-	116,838
Interest on Notes Payable to Banks	-	17,222
TOTAL INTEREST EXPENSE	-	134,060
CONSOLIDATED NET LOSS BEFORE DISCONTINUED OPERATIONS, NET OF NON-CONTROLLING INTEREST	$(16,757)	$(478,808)

	DISCONTINUED OPERATIONS
	THREE MONTHS ENDED
	OCTOBER 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)
REVENUE
Room	$-	$415,018
Food and Beverage	-	122,262
Other	-	5,789
TOTAL REVENUE	-	543,069

OPERATING EXPENSES
Room	-	421,291
Food and Beverage	-	133,275
Telecommunications	-	31
General and Administrative	85	77,098
Sales and Marketing	-	38,820
Repairs and Maintenance	-	74,201
Hospitality	-	41,883
Utilities	-	157,643
Hotel Property Depreciation	-	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	94,663
Other	-	11,562
TOTAL OPERATING EXPENSES	85	1,050,467
OPERATING LOSS	(85)	(507,398)
Interest on Mortgage Notes Payable	-	15,037
Interest on Notes Payable to Banks	-	12,902
TOTAL INTEREST EXPENSE	-	27,939
CONSOLIDATED NET LOSS BEFORE DISCONTINUED OPERATIONS, NET OF NON-CONTROLLING INTEREST	$(85)	$(535,337)

11. SUBSEQUENT EVENTS

On December 5, 2016, The Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with varying principal amounts ranging from $25,000 to $100,000 with H. W. Hayes Trust (“Hayes Loans”). The Trust and the Partnership together also entered into two unsecured on-demand $25,000 loans for a total of $50,000 with Lita M. Sweitzer (“Sweitzer Loans”). The total principal amount of the Hayes Loans and the Sweitzer Loans is $475,000. The Hayes Loans and the Sweitzer Loans are due on June 20, 2019 or on demand, whichever occurs first. The Hayes Loans requires from a 0-120 day notification of the demand to repay the loans prior to June 20, 2019. Both the Hayes Loans and the Sweitzer Loans accrue interest at 7.0% per year on the unpaid balance and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all or part of these notes without any repayment penalties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and notes therein of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the SEC on April 29, 2016.

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

In furtherance of our strategic plan, we have significantly expanded InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of InnSuites Hospitality Trust, which has a network of approximately 6,500 members representing 170 countries and over 2,000,000 rooms and suites. During the fiscal year ended January 31, 2014, IBC Hotels formed a marketing alliance with the ILIA. We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program. IBC Hotels charges a 10% - 20% booking fee, which we believe increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. IBC Hotels is dedicated to providing guests with a unique, non-cookie cutter hotel experience in addition to providing value-added amenities and resort locations to its guests. IBC Hotels has an InnDependent InnCentives travel rewards program that provides a free stay at any worldwide IBC Hotel of the guests’ choice after booking 12 nights on IBC Hotels’ website. In addition, on January 8, 2016, IBC Hotels purchased substantially all of the assets of International Vacation Hotels, a technology company located in Dallas, Texas, which provides reservation services to over 600 independent international hotels. For more information about the acquisition of International Vacation Hotels, see Note 27 of our Consolidated Financial Statements – “Acquisition of International Vacation Hotels” in our Annual Report on Form 10-K Annual Report filed with the SEC on April 29, 2016 for the period ended January 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on April 29, 2016, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust has listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers, and we believe that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our critical accounting policies and estimates since January 31, 2016.

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation and advertising services, through IBC Hotels, a wholly owned subsidiary of the Trust. As of October 31, 2016, IBC Hotels provided services to approximately 6,500 hotels.

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

The tables below provide book values, mortgage balances and listed asking price for the Hotels as of October 31, 2016.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,386,295	$-	$6,400,000
Ontario	6,124,536	5,287,311	17,250,000
Tucson Oracle	6,783,613	3,157,046	11,950,000
Yuma	5,116,917	4,994,444	11,950,000
	$19,411,361	$13,438,801	$47,550,000

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

Adjusted EBITDA is defined as earnings before minority interest, interest expense, amortization of loan costs, interest income, income taxes, depreciation and amortization and non-controlling interests in the Trust. We present Adjusted EBITDA because we believe these measurements (a) more accurately reflect the ongoing performance of our hotel assets and other investments, (b) provide more useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements and (c) provide an overall evaluation of our financial condition. Management uses Adjusted EBITDA to critically evaluate each of the hotels’ financial and operational performance and uses Adjusted EBITDA for trending and comparability analysis. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the nine and three months ended October 31, 2016 and 2015 follows:

	Nine Months Ended October 31,
	2016	2015
Net (loss) income attributable to controlling interests	$(1,805,838)	$822,649
Add back:
Depreciation from Continuing Operations	1,672,565	803,982
Interest expense from Continuing Operations	569,952	608,136
Taxes from Continuing Operations	2,768	71,571
Less:
Interest income from Continuing Operations	(36,130)	(349)
Adjusted EBITDA	$403,317	$2,305,989

	Three Months Ended October 31,
	2016	2015
Net (loss) income attributable to controlling interests	$(1,239,337)	$1,377,017
Add back:
Depreciation from Continuing Operations	1,511,145	122,891
Interest expense from Continuing Operations	194,663	191,577
Taxes from Continuing Operations	2,768	-
Less:
Interest income from Continuing Operations	(62)	(30)
Adjusted EBITDA	$469,177	$1,691,455

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

A reconciliation of FFO to net loss attributable to controlling interests for the nine and three months ended October 31, 2016 and 2015 follows:

	Nine Months Ended October 31,
	2016	2015
Net (loss) income attributable to controlling interests	$(1,805,838)	$822,649
Add back:
Depreciation from Continuing Operations	1,672,565	803,982
Non-controlling interest from Continuing Operations	328,169	55,876
FFO attributable to controlling interest	$194,896	$1,682,507

	Three Months Ended October 31,
	2016	2015
Net income (loss) attributable to controlling interest	$(1,239,337)	$1,377,017
Add back:
Depreciation from Continuing Operations	1,511,145	122,891
Non-controlling interest from Continuing Operations	642,153	39,336
FFO attributable to controlling interest	$913,961	$1,539,244

RESULTS OF OPERATIONS

Our operating expenses from continuing operations consist primarily of property taxes, insurance, corporate overhead, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, repairs and maintenance marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. REVPAR is a commonly used measure within the hotel industry to evaluate hotel operations. We also use REVPAR to compare the results of our Hotels between periods. In the nine months of fiscal year 2017, occupancy increased 1.29% to 75.35% from 74.06% in the nine months of the prior fiscal year. ADR increased by $4.70, or 6.6%, to $75.38 during the nine months of fiscal year 2017 from $70.68 in the nine months of fiscal year 2016. The increase in occupancy and the significantly increased ADR resulted in an increase in REVPAR of $4.34, or 8.26%, to $56.88 in the nine months of fiscal year 2017 from $52.54 in the first nine months of fiscal year 2016. After our remodel of our Ontario, California property during fiscal year 2016, the property had significant increased occupancy and ADR, resulting in an increase in REVPAR. These increases were offset by continued pressures in our Tucson, Arizona and Albuquerque, New Mexico markets. We anticipate that our Ontario, California property will outperform our fiscal year 2016 results while our other properties will face continued pressures during the remainder of fiscal year 2017.

Overall, we continue to focus on REVPAR and monitor each of our markets on a weekly basis. We continue to look for opportunities to replace our government business in our Yuma, Arizona property, and we anticipate focusing our capital improvements efforts in our Tucson, Arizona property during the remainder of fiscal year 2017.

The following table shows certain historical financial and other information for the periods indicated:

	For the Nine Months Ended
	October 31,
	2016	2015
Occupancy	75.35%	74.06%
Average Daily Rate (ADR)	$75.38	$70.68
Revenue Per Available Room (REVPAR)	$56.88	$52.54

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2015

A summary of total operating results of the Trust for the nine months ended October 31, 2016 and 2015 is as follows:

	2016	2015	Change	% Change
Total Revenues from Continuing Operations	$9,899,364	$8,810,242	$1,089,122	12.4%
Operating Expenses from Continuing Operations	(11,480,024)	(9,237,120)	2,242,904	24.3%
Operating Loss from Continuing Operations	(1,580,660)	(426,878)	(1,153,782)	-270.3%
Interest Income from Continuing Operations	36,130	349	35,781	10252.4%
Interest Expense from Continuing Operations	(569,952)	(608,136)	38,185	6.3%
Income Tax Provision from Continuing Operations	(2,768)	(71,571)	68,803	96.1%
Consolidated Net Loss from Continuing Operations	(2,117,250)	(1,106,236)	(1,011,014)	-91.4%

Our overall results for the nine months of fiscal year 2017 were negatively affected by the losses incurred in our growing IBC Hotels division and our increased room revenues generated by our hotel properties, offset by additional operating expenses from continuing operations. See below for discussion of operating results by segment.

The Trust has the following two segments: Hotel Operations & Corporate Overhead and IBC Developments. For comparability purposes, Hotel Operations & Corporate Overhead below excludes Discontinued Operations. A summary of operating results by segment for the nine months ended October 31, 2016 and 2015 is as follows:

	2016	2015
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$9,376,937	$8,667,206	$709,731	8.2%
Operating Expenses from Continuing Operations	(10,171,984)	(8,863,046)	1,308,938	14.8%
Operating Loss from Continuing Operations	(795,047)	(195,840)	(599,207)	-306.0%
Interest Income from Continuing Operations	36,130	349	35,781	10252.4%
Interest Expense from Continuing Operations	(549,505)	(742,196)	192,692	26.0%
Income Tax Provision from Continuing Operations	(2,768)	(71,571)	68,804	96.1%
Net Loss from Continuing Operations	$(1,311,190)	$(1,009,258)	$(301,932)	-29.9%

	2016	2015
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$522,427	$143,036	$379,391	265.2%
Operating Expenses	(1,308,040)	(374,074)	933,966	249.7%
Operating Loss	(785,613)	(231,038)	(554,575)	-240.0%
Interest Expense	(20,447)	-	(20,447)	-100.0%

Net Loss	$(806,060)	$(231,038)	$(575,022)	-248.9%

CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2015

We had a consolidated net loss before income tax provision and discontinued operations of approximately $2,114,000 for the nine months ended October 31, 2016, compared to approximately $1,035,000 for the nine months ended October 31, 2015. For the nine months ended October 31, 2016, after deducting income tax provision of approximately $3,000, and after deducting net loss from discontinued operations, net of non-controlling interest, of approximately $17,000, the consolidated net loss was approximately $2,134,000. For the nine months ended October 31, 2015, after deducting income tax provision of approximately $72,000 and deducting net loss from discontinued operations, net of non-controlling interest, of approximately $479,000 and adding the gain on disposal of discontinued operations of approximately $2,352,000, the consolidated net income was approximately $767,000. This decrease of approximately $2,901,000 from the nine months of fiscal year 2017 as compared to the nine months of fiscal year 2016 was attributable to increased operating losses during the nine months of fiscal year 2017, the losses attributable to our investment in IBC Hotels and the gain on disposal of discontinued operations during our fiscal year 2016.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2015

A summary of total operating results of the Trust for the three months ended October 31, 2016 and 2015 is as follows:

	2016	2015	Change	% Change
Total Revenues from Continuing Operations	$3,156,567	$2,561,289	$595,278	23.2%
Operating Expenses from Continuing Operations	(4,840,603)	(2,848,541)	1,992,062	69.9%
Operating Loss from Continuing Operations	(1,684,036)	(287,252)	(1,396,784)	-486.3%
Interest Income from Continuing Operations	62	30	32	106.7%
Interest Expense from Continuing Operations	(194,663)	(191,577)	(3,086)	-1.6%
Income Tax Provision from Continuing Operations	(2,768)	-	(2,768)	100.0%
Consolidated Net Loss from Continuing Operations	(1,881,405)	(478,799)	(1,402,606)	-292.9%

Our overall results for the three months ended October 31, 2016 were positively affected by an increase in revenues from our growing IBC Hotels division and our hotel properties, offset by additional operating expenses from continuing operations. See below for discussion of operating results by segment.

The Trust has the following two segments: Hotel Operations & Corporate Overhead and IBC Developments. For comparability purposes, Hotel Operations & Corporate Overhead below excludes Discontinued Operations. A summary of operating results by segment for the three months ended October 31, 2016 and 2015 is as follows:

	2016	2015
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$3,030,841	$2,547,936	$482,905	19.0%
Operating Expenses from Continuing Operations	(4,311,630)	(2,697,717)	(1,613,913)	-59.8%
Operating Loss from Continuing Operations	(1,280,789)	(149,781)	(1,131,008)	-755.1%
Interest Income from Continuing Operations	62	30	32	106.7%
Interest Expense from Continuing Operations	(187,396)	(219,516)	32,120	14.6%
Income Tax Provision from Continuing Operations	(2,768)	-	(2,768)	100.0%
Net Loss from Continuing Operations	$(1,470,891)	$(369,267)	$(1,101,624)	-298.3%

	2016	2015
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$125,726	$13,353	$112,373	841.6%
Operating Expenses	(528,973)	(150,824)	(378,149)	-250.7%
Operating Loss	(403,247)	(137,471)	(265,776)	-193.3%
Interest Expense	(7,267)	-	(7,267)	-100.0%
Net Loss	$(410,514)	$(137,471)	$(273,043)	-198.6%

CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2015

We had a consolidated net loss before income tax provision and discontinued operations of approximately $1,879,000 for the three months ended October 31, 2016, compared to approximately $479,000 for the three months ended October 31, 2015. After subtracting income tax provision of approximately $3,000 and after deducting net loss from discontinued operations, net of non-controlling interest, of approximately $85, consolidated net loss was approximately $1,881,000 for the three months ended October 31, 2016. After subtracting net loss from discontinued operations of approximately $535,000 and adding the gain from disposal of discontinued operations of approximately $2,352,000, consolidated net income was approximately $1,338,000 for the three months ended October 31, 2015. The Trust had a decrease of approximately $3,219,000 of consolidated net income for the three months ended October 31, 2016 as compared to the three months ended October 31, 2015. This decrease was attributable to significant improvement in net income, offset by the increased investment of our IBC Developments segment. After removing net loss attributable to non-controlling interest of approximately $642,000 and approximately $39,000 for the three months ended October 31, 2016 and 2015, respectively, net loss attributable to controlling interests was approximately $1,239,000 for the three months ended October 31, 2016 and net gain attributable to controlling interests was approximately $1,377,000 for the three months ending October 31, 2015.

REVENUE – CONTINUING OPERATIONS EXCLUDING DISCONTINUED OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2015

Hotel Operations & Corporate Overhead Segment excluding Discontinued Operations

For the nine months ended October 31, 2016, we had total revenue from continuing operations for this segment of approximately $9,377,000 compared to approximately $8,667,000 for the nine months ended October 31, 2015, an increase of approximately $710,000 or approximately 8.2%. For the three months ended October 31, 2016, we had total revenue from continued operations for this segment of approximately $3,031,000 compared to approximately $2,548,000 for the three months ended October 31, 2015, an increase of approximately $483,000, or approximately 19.0%. These increased revenues were primarily generated by the increased revenues at our newly renovated hotel property located in Ontario, California.

For the nine months ended October 31, 2016, we had total room revenue of approximately $8,977,000 compared to approximately $8,262,000 for the nine months ended October 31, 2015, an increase of approximately $715,000. With an extensive remodel at our Ontario, California property, we realized an overall increase of 8.7% in total room revenues during the nine months of fiscal year 2017 as total revenues for our Ontario, California property increased significantly but were offset by a decrease in room revenues in our Tucson, Arizona hotel property.

For the three months ended October 31, 2016, we had room revenue of approximately $2,908,000 compared to approximately $2,457,000 for the three months ended October 31, 2015, an increase of approximately $451,000. With an extensive remodel at our Ontario, California property, we realized an overall 18.4% increase in room revenues during the three months ended October 31, 2016 as revenues significantly increased at our Ontario, California property but were offset by decreases in revenues in our Tucson, Arizona hotel property and our Albuquerque, New Mexico hotel property.

Food and beverage revenue was approximately $151,000 for the nine months of fiscal year 2017 as compared to approximately $120,000 for the nine months of fiscal year 2016, an increase of approximately $31,000. Food and beverage revenue increased approximately $15,000 from approximately $30,000 during the three months ended October 31, 2015 as compared to approximately $45,000 during the three months ended October 31, 2016. With increased occupancy at our Ontario, California property, we realized additional food and beverage revenues which we anticipate will continue through the remainder of fiscal year 2017.

We also realized a decrease in other revenues during the nine months of fiscal year 2017 as other revenues were approximately $70,000 during the nine months of fiscal year 2016 as compared to approximately $38,000 during the nine months of fiscal year 2017. For the three months ended October 31, 2016 and October 31, 2015, other revenues were approximately $8,000 and $18,000, respectively. Other revenues are variable and not predicable and include laundry, gift shop, park n’ fly, pet fees and vending fees. During the remainder of fiscal year 2017, we expect other revenues to remain constant.

Effective May 1, 2016, we increased our management and trademark fee revenues by charging Mr. Wirth’s hotels 5% of room revenues instead of 3% of room revenues. The accounting fees collected remained constant at $2,000 per month per property. The Trust increased its fees to keep up with market conditions as other management companies have steadily increased their fees. Management and trademark fee revenues were approximately $208,000 for the nine months ended October 31, 2016 as compared to approximately $171,000 for the nine months ended October 31, 2015. For the three months ended October 31, 2016 and October 31, 2015, we had management and trademark fees income of approximately $70,000 and $43,000, respectively. We expect that management and trademark fee revenues will continue to increase during fiscal year 2017 as compared to fiscal year 2016, offset by the loss of the management and trademark fee revenues generated by Mr. Wirth and his affiliated hotel in Fort Worth, Texas, which was managed by the Trust and sold to an independent third party during April 2015.

IBC Developments Segment

For the nine months ended October 31, 2016, we had total revenue for this segment of approximately $522,000 as compared to approximately $143,000 for the nine months ended October 31, 2015, an increase of approximately $379,000. In January 2016, IBC Hotels purchased International Vacation Hotels, which is included in the fiscal year 2017 growth of the IBC Development segment. International Vacation Hotels revenues for the nine month ended October 31, 2016 were $292,000.

For the three months ended October 31, 2016, we had total revenue for this segment of approximately $126,000 as compared to approximately $13,000 for the three months ended October 31, 2015, an increase of approximately $113,000. The growth in revenues came from International Vacation Hotels and IBC Hotels.

We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth.

EXPENSES – CONTINUING OPERATIONS EXCLUDING DISCONTINUED OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2015

Hotel Operations & Corporate Overhead Segment excluding Discontinued Operations

Total operating expenses excluding Discontinued Operations for this segment of approximately $10,172,000 for the nine months ended October 31, 2016 reflect an increase of approximately $1,309,000 compared to total operating expenses excluding Discontinued Operations for this segment of approximately $8,863,000 for the nine months ended October 31, 2015.

IBC Developments Segment

For the nine months ended October 31, 2016, we had total expenses for this segment of approximately $1,308,000 as compared to approximately $374,000 for the nine months ended October 31, 2015, an increase of approximately $934,000. For the three months ended October 31, 2016, we had total expenses for this segment of approximately $529,000 compared to approximately $151,000 for the three months ended October 31, 2015, an increase of approximately $378,000 due to our continued significant investment in IBC Hotels.

We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth. We purchased International Vacation Hotels in January 2016. During fiscal year 2017 as compared to fiscal year 2016, our expenses for this segment increased.

EXPENSES EXCLUDING DISCONTINUED OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2015

Total Expenses Excluding Discontinued Operations

Total operating expenses of approximately $11,480,000 for the nine months ended October 31, 2016 reflect an increase of approximately $2,243,000 compared to total operating expenses of approximately $9,237,000 for the nine months ended October 31, 2015. The increase was primarily due to an increase in depreciation, room, general and administrative, and sales and marketing expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $2,716,000 for the nine months ended October 31, 2016 as compared to approximately $2,483,000 for the nine months ended October 31, 2015, an increase of approximately $233,000, or 9.4%. Additional room expenses were incurred during the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015 as our occupancy significantly increased at our Ontario, California property. We anticipate continued growth at our Ontario, California property based on our recent significant property improvements and drop in occupancy at our Tucson, Arizona property.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2016, food and beverage expenses were approximately $247,000 as compared to approximately $219,000 for the nine months ended October 31, 2015, an increase of approximately $28,000, or 12.8%. The increase during the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015 primarily corresponded with our food and beverage operations at our Ontario, California property. This increase in food and beverage expenses corresponded to the increased food and beverage revenues. We anticipate that our food and beverage operations at our Ontario, California property will remain steady for the remaining portion of fiscal year 2017.

General and administrative expenses were approximately $3,232,000 for the nine months ended October 31, 2016, an increase of approximately $746,000 from the general and administrative expenses for the nine months ended October 31, 2015 of approximately $2,503,000 due to the payout of bonuses to the officers of the Trust during the first fiscal quarter of fiscal year 2017 and our continued investment in IBC Hotels. Management continues to explore and look for general and administrative cost cutting opportunities.

Sales and Marketing expenses were approximately $1,135,000 for the nine months ended October 31, 2016, an increase of approximately $305,000 from the sales and marketing expenses for the nine months ended October 31, 2015 of approximately $831,000 due to our continued investment in IBC hotels.

Depreciation expense was approximately $1,673,000 for the nine months ended October 31, 2016, a increase of approximately $869,000 from depreciation expenses for the nine months ended October 31, 2015 of approximately $804,000. On August 1, 2015, the Trust finalized and committed to a plan to sell all the Hotel properties. Accordingly, the Trust has listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold and the Trust no longer deems a sale to be probable. The Trust continues to list these properties with local real estate hotel brokers and, we believe, that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our basis of presentation since January 31, 2016.

Depreciation expenses were recaptured and included in the accounting books as of October 31, 2016. During the three months ended October 31, 2016, approximately $1,511,000 of depreciation expenses were included in our operating results.

Interest expenses were approximately $570,000 for the nine months ended October 31, 2016, a decrease of approximately $38,000 from the interest expenses for the nine months ended October 31, 2015 of approximately $608,000.

EXPENSES EXCLUDING DISCONTINUED OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2015

Total Expenses Excluding Discontinued Operations

Total operating expenses of approximately $4,841,000 for the three months ended October 31, 2016 reflect an increase of approximately $1,992,000 as compared to total operating expenses of approximately $2,849,000 for the three months ended October 31, 2015. The increase was primarily due to increases in depreciation and room, general and administrative, and sales and marketing expenses as described further below.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $925,000 for the three months ended October 31, 2016 as compared to approximately $806,000 for the three months ended October 31, 2015, an increase of approximately $118,000, or 14.6%. Additional room expenses were incurred during the three months ended October 31, 2016 as compared to the three months ended October 31, 2015 as our occupancy increased at our Ontario, California property, offset by an occupancy decrease at our Tucson, Arizona property. We anticipate continued growth at our Ontario, California property based on our recent significant property improvements and decreased but steady occupancy at our Tucson, Arizona property.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended October 31, 2016, food and beverage expenses were approximately $81,000 as compared to approximately $74,000 for the three months ended October 31, 2015, an increase of approximately $7,000, or 9.0%. Management continues to explore and look for food and beverage cost cutting opportunities, especially at our Tucson, Arizona property.

General and Administrative expenses were approximately $1,052,000 for the three months ended October 31, 2016, an increase of approximately $282,000 from the general and administrative expenses for the three months ended October 31, 2015 of approximately $770,000 due to our continued investment in IBC Hotels. Management continues to explore and look for general and administrative cost cutting opportunities.

Sales and Marketing expenses were approximately $446,000 for the three months ended October 31, 2016, an increase of approximately $164,000 from the sales and marketing expenses for the nine months ended October 31, 2015 of approximately $282,000 due to our continued investment in IBC hotels.

Depreciation expense was approximately $1,511,000 for the three months ended October 31, 2016, an increase of approximately $1,388,000 from depreciation expenses for the three months ended October 31, 2015 of approximately $123,000. On August 1, 2015, the Trust finalized and committed to a plan to sell all the Hotel properties. As of May 1, 2016, the Trust has listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. Depreciation expenses were recaptured and included in the accounting books as of October 31, 2016.

Utilities expenses were approximately $222,000 for the three months ended October 31, 2016, an increase of approximately $2,000 from the utilities expenses for the three months ended October 31, 2015 of approximately $220,000. Our Ontario, California property has higher utility rates and increased occupancy levels during the three month ended October 31, 2016 as compared to occupancy levels during the three months ended October 31, 2015.

Interest expenses were approximately $195,000 for the three months ended October 31, 2016, an increase of approximately $3,000 from the interest expenses for the three months ended October 31, 2015 of approximately $192,000. The expenses are fairly consistent and we anticipate interest expenses will remain consistent through the rest of this fiscal year.

DISCONTINUED OPERATIONS

Hotel Operations & Corporate Overhead Segment – Only Discontinued Operations

As our Tucson St. Mary’s hotel was sold to an unrelated third party on October 14, 2015, no revenues and approximately $100 and $17,000 of general and administrative expenses were recorded for the three and nine months ended October 31, 2016, respectively. These one-time general and administrative expenses consisted of property management bonuses and uncollectable accounts receivables. The Trust does not anticipate any additional significant expenses for the dissolution of this asset.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and, more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests to service our debt.

As of October 31, 2016, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2017. As of December 12, 2016, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $0.

As of October 31, 2016, the Trust had two available Advances to Affiliate credit facilities each with a maximum borrowing capacity of $500,000 for a total maximum borrowing capacity of $1,000,000. As of October 31, 2016, the Trust had an amount payable of approximately $426,000 on one of the Advances to Affiliates credit facility and an amount receivable of approximately $116,000 on the other Advances to Affiliates credit facility.

Both the Demand/Revolving Line of Credit/Promissory Note and the Advances to Affiliate credit facilities accrues interest at 7.0% per annum and requires interest only payments quarterly.

With approximately $496,000 of cash and cash equivalents as of October 31, 2016 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, $1,000,000 Advances to Affiliates credit facilities and the availability of the two unsecured loans of $475,000 provided on December 2, 2016, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

Net cash used in operating activities totaled approximately ($813,000) and approximately ($400,000) for the nine months ended October 31, 2016 and October 31, 2015, respectively. Refer to the discussion below for the change in the net cash used in operating activities.

Consolidated net income (loss) was approximately ($2,134,000) and $767,000 for the nine months ended October 31, 2016 and 2015, respectively. The differences in consolidated net loss for the nine months ended October 31, 2016 and the consolidated net income for the nine months ended October 31, 2015 are explained above in –”Results of “Operations.”

Changes in the adjustments to reconcile net loss to net cash used in operating activities for the nine months ended October 31, 2016 and 2015, respectively, consist primarily of changes in the hotel property depreciation of approximately $1,673,000 for the nine months ended October 31, 2016 compared with approximately $1,037,000 for the nine months ended October 31, 2015, gain on disposal of assets of approximately $2,352,000 during the nine months ended October 31, 2015, cumulative changes in assets and liabilities for accounts receivables of approximately ($208,000) and approximately $304,000 for the nine months ended October 31, 2016 and 2015, respectively, and accounts payable and accrued expenses of approximately ($280,000) and approximately ($311,000) for the nine months October 31, 2016 and 2015, respectively. These changes resulted in net cash used in operating activities of approximately ($813,000) and approximately ($400,000) for the nine months ended October 31, 2016 and October 31, 2015, respectively. Hotel depreciation increased significantly during the nine months ended October 31, 2016 compared with the nine months ended October 31, 2015, as all our hotels were included in discontinued operations and assets held for sale and depreciation was halted during part of the nine months ended October 31, 2015 but caught up during the nine months ended October 31, 2016. Significant additional accounts receivables were generated during the nine months ended October 31, 2016 from our IBC Developments segment which the Trust expects to collect during the three months ended January 31, 2016.

Net cash provided by (used in) investing activities was approximately ($986,000) and $3,397,000 for the nine months ended October 31, 2016 and 2015, respectively. The decrease in net cash provided by investing activities was primarily due to our additional improvements and additions to our hotel properties, offset by our collections of advances to affiliates – related party, during the nine months ended October 31, 2016. We also received proceeds from the sale of hotel property during the nine months ended October 31, 2015, which did not occur during the nine months ended October 31, 2016.

Net cash provided by (used in) financing activities totaled approximately $338,000 and ($440,000) for the nine months ended October 31, 2016 and 2015, respectively. The increase in cash provided by financing activities was primarily due to decreased payments on notes payables to banks, line of credit – related party, and other notes payable and decreased distributions to non-controlling interest holders, as offset by decreased borrowings on notes payable to banks and line of credit-related party and decreased proceeds from the sale of stock.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of October 31, 2016, there were no monies held in these accounts, which are usually reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures, and equipment. During the nine months ended October 31, 2016 and 2015, the Hotels and Corporate office spent approximately $1,843,000 and $1,317,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2017 capital expenditures, we plan on spending more than we did during fiscal year 2016. During fiscal year 2016, we spent approximately $2,126,000 of capital expenditures. Repairs and maintenance of approximately $738,000 and $765,000 were charged to expense as incurred for nine months ending October 31, 2016 and 2015, respectively.

We have minimum debt payments of approximately $231,000 and approximately $1,819,000 due during fiscal year 2017 and fiscal year 2018, respectively. Minimum debt payments due during the remainder of fiscal year 2017 include approximately $156,000 of mortgage notes payable.

As of October 31, 2016, we had mortgage notes payable, net of discounts, of approximately $13,439,000 outstanding with respect to the Hotels, approximately $427,000 in an unsecured non-revolving note payable, approximately $924,000 in an unsecured business loan, approximately $318,000 in an unsecured revolving note payable, approximately $135,000 in an unsecured promissory note to a unrelated party and approximately $13,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) execution of our plans regarding IBC Hotels; (vii) our plans and expectations regarding future sales of hotel properties; and (viii) trends affecting our or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cybersecurity attacks; and

●	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements – “Commitments and Contingencies.”

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended October 31, 2016, the Trust acquired 9,213 Shares of Beneficial Interest in open market transactions at an average price of $2.46 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 76,507 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

August 1 - August 31, 2016	5,420	$2.46	5,420	80,300
September 1 - September 30, 2016	2,884	$2.49	2,884	77,416
October 1 - October 31, 2016	909	$2.44	909	76,507
Total	9,213		9,213

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 11, 2016, the Board of Trustees (the “Board”) of the Trust determined that the Trust’s 2016 Annual Meeting of Shareholders (the “2016 Annual Meeting”) will be held on January 24, 2017 at the Trust’s corporate offices located at 1625 E. Northern Avenue, Suite # 105, Phoenix, Arizona 85020, at 10 a.m., local time. The record date for determining shareholders entitled to notice of, and to vote at, the 2016 Annual Meeting was set as December 12, 2016.

As previously announced on a Form 8-K, because the 2016 Annual Meeting will be held more than 30 days after the anniversary of the 2015 Annual Meeting of Shareholders, any shareholder proposal to be considered for inclusion in the Trust’s proxy materials for the 2016 Annual Meeting had to be submitted to the Trust a reasonable time before we begin to print and send proxy materials (that is, no later than November 22, 2016). For the 2016 Annual Meeting, any proposal that a shareholder desires to present at the 2016 Annual Meeting, but is not submitted for inclusion in the Trust’s proxy materials, had to be submitted to the Trust a reasonable time before we send the proxy materials (that is, no later than November 25, 2016).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Business Loan and Security Agreement, dated September 20, 2016, executed by Albuquerque Suite Hospitality L.L.C. as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2016)

10.2	Business Loan and Security Agreement, dated October 17, 2016, executed by Yuma Hospitality Properties Limited Partnership as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2016)

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Date: December 15, 2016	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Date: December 15, 2016	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

