Form 10-K
period 2017-01-31
INNSUITES HOSPITALITY TRUST
filed 2017-05-01
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7062

INNSUITES HOSPITALITY TRUST

(Exact name of registrant as specified in its charter)

Ohio	34-6647590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre 1625 E. Northern Avenue, Suite 105 Phoenix, AZ	85020
(Address of principal executive offices	(ZIP code)

Registrant’s telephone number, including area code: (602) 944-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Shares of Beneficial Interest, without par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 29, 2016, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE MKT: $7,401,278

Number of Shares of Beneficial Interest outstanding as of April 18, 2017: 9,639,601

Documents incorporated by reference: None.

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1979; however, the Trust is not a real estate investment trust for federal taxation purposes. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites® Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns interests in and operates four hotels, provides management services for a total of five hotels, and provides trademark license services for a total of six hotels. At January 31, 2017, the Trust owned a 72.11% sole general partner interest in the Partnership, which controlled a 51.01% interest in one InnSuites hotel located in Tucson, Arizona, and controlled a 51.33% interest in one InnSuites hotel located in Ontario, California. We anticipate to sell one or more of our hotels by January 31, 2018.

The Trust also owned a direct 50.24% interest in one InnSuites hotel located in Yuma, Arizona and owned a direct 50.91% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all four InnSuites hotels are hereinafter referred to as the “Hotels”). InnSuites Hotels, a wholly-owned subsidiary of the Trust, provides management services for the Hotels and one hotel owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. InnSuites Hotels also provides trademark and licensing services to the Hotels, one hotel owned by affiliates of Mr. Wirth and one unrelated hotel property. In addition, we provide additional services in our other business segment as reservations services for approximately 6,300 unrelated hotel properties, of which over 1,800 hotel properties are exclusive. The Trust has approximately 150 full-time employees and 50 part-time employees.

The Hotels have an aggregate of 574 hotel suites and operate as moderate and full-service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth. The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high-speed hard wired and wireless Internet access and coffee makers in each studio or two-room suite.

The Trust believes that a significant opportunity for revenue growth and profitability will arise from the skillful management of the Trust’s Hotels or managed hotel properties for both increased occupancy and rates. The Trust’s primary business objective is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders. The Trust seeks to achieve this objective through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites® hotels and the “InnSuites Boutique Collection” brands in the southwestern region of the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

In furtherance of our strategic plan, we have significantly expanded InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of InnSuites Hospitality Trust, which has a network of approximately 6,300 members of which over 1,800 are exclusive and representing 170 countries and over 2,000,000 rooms and suites. We believe this new hotel network provides independent hotel owners a competitive advantage against traditional franchised brands in their markets. The network provides a booking system and loyalty program. IBC Hotels charges various booking fees ranging from 10% - 30%, which we believe increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. IBC Hotels is dedicated to providing guests with a unique, non-cookie cutter hotel experience in addition to providing value-added amenities and resort locations to its guests. IBC Hotels has an InnDependent InnCentives travel rewards program that provides a free stay at any worldwide IBC Hotel of the guests’ choice after booking 12 nights on IBC Hotels’ website. In addition, on January 8, 2016, IBC Hotels purchased substantially all of the assets of International Vacation Hotels, a technology company located in Dallas, Texas, which provides reservation services to over 600 independent international hotels. For more information about the acquisition of International Vacation Hotels, see Note 27 of our Consolidated Financial Statements - “Acquisition of International Vacation Hotels”.

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the four Hotels and hotel owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the hotel owned by affiliates of Mr. Wirth are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the hotel owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels, at no additional charge. The trademark expires in January 2027.

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the Hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $575,000 and $483,000 for fiscal years ended January 31, 2017 and 2016, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal year ending January 31, 2018 (“fiscal year 2018”) to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets. While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property developments and/or hotel refurbishments have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenue of our Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. With the renovations at our Ontario, California and Yuma, Arizona hotel properties, the Trust has seen additional demand as supply has been steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on the revenue of our Hotels in their respective markets.

IBC Hotels provides a variety of brand-like hotel and technology services without the cost or hassle of a brand for a month-to-month agreement to independent hotels, which make up approximately one-half of the world’s hotels (not including B&Bs and rentals). These services include but are not limited to: web/mobile site presence, hotel app, booking engine, loyalty program along with strategic partnerships that provide metasite channels, fast-tracked financing, purchasing, IT services, training and education and integrations to a variety of service providers including rental cars and tours as well as property management and additional distribution.

While the travel landscape is competitive in itself, each one of the services provided by IBC Hotels has its own competitive landscape. Online travel agencies (OTAs) continue to fight for the unwashed customer looking for the occasional booking and hotels to push excess inventory. Brands have historically had solid demand due to their loyalty programs and consistent product offerings along with powerful education and training programs. Technology and tourism companies have powerfully operated in their segment without much cross-over. Independent hotels have historically had trouble getting financing and purchasing power without a large brand or management contract.

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

Our hotel properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including swimming pool chemicals or hazardous substances or biological waste) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury, death and/or property damage resulting from contamination at or emanating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

Item 2. PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020 in a space leased by the Trust from a third party. All of the Hotels are operated as InnSuites® Hotels, while all Hotels are also marketed as Best Western® Hotels. All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES	YEAR OF CONSTRUCTION / ADDITION	MOST RECENT RENOVATION (1)	PERCENT OWNERSHIP BY THE TRUST
InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel	100	1975/1985	2005	50.91	%(2)

InnSuites Hotel and Suites Tucson Oracle Best Western Hotel	158	1981/1983	2006	36.78	%(3)

InnSuites Hotels and Suites Yuma Best Western Hotel	166	1982/1984	2016	50.24	%(4)

InnSuites Hotels and Suites Ontario Airport Best Western Hotel	150	1990	2016	37.01	%(5)

Total Suites	574

(1) The Trust defines a renovation as the remodeling of more than 20% of a property’s available suites in a fiscal year.

(2) The Trust owns a direct 50.91% interest in the InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel.

(3) The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 72.11% general partner interest in the Partnership.

(4) The Trust holds a direct 50.24% ownership interest in the InnSuites Hotels and Suites Yuma Best Western Hotel.

(5) The Partnership owns a 51.33% interest in the InnSuites Hotels and Suites Ontario Airport Best Western Hotel. The Trust owns a 72.11% general partner interest in the Partnership.

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

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE MKT under the symbol “IHT.” On April 19, 2016, the Trust had 8,817,803 shares outstanding. As of April 24, 2016, there were 362 holders of record of our Shares of Beneficial Interest not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE MKT, as well as dividends declared thereon:

Fiscal Year 2017	High	Low	Dividends

First Quarter	$2.56	$2.08	-

Second Quarter	$3.09	$2.09	-

Third Quarter	$2.45	$2.10	-

Fourth Quarter	$2.29	$2.03	$0.01

Fiscal Year 2016	High	Low	Dividends

First Quarter	$3.27	$2.03	-

Second Quarter	$2.96	$2.21	-

Third Quarter	$3.10	$2.32	-

Fourth Quarter	$2.65	$2.08	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth. In the fiscal years ended 2017 and 2016, the Trust paid dividends of $0.01 per share in the fourth quarter of each year. The Trust has paid dividends each fiscal year since its inception in 1971 and the Trust expects comparable cash dividends will continue to be paid in the future.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the fiscal year ended January 31, 2017, the Trust acquired 30,227 Shares of Beneficial Interest in open market transactions at an average price of $2.55 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 63,090 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

November 1 - November 30, 2016	609	$3.06	609	75,898
December 1 - December 31, 2016	8,259	$2.24	8,259	67,639
January 1 - January 31, 2017	4,549	$2.71	4,549	63,090
Total	13,417		13,417

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during fiscal year 2017. These grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

For stock option grants during fiscal 2017, see Note 26 to our Consolidated Financial Statements - “Stock Options.”

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2017, the Trust had four moderate and full-service hotels with 574 hotel suites. All of our Hotels are branded through membership agreements with Best Western. All Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals and the operation of a reservation system.

Our operations consist of two reportable segments, hotel ownership, which derives its revenue from the operation of the Hotels and reservation services for approximately 6,300 unrelated hotel properties, of which over 1,800 hotel properties are exclusive. We provide management services for the Hotels and two hotels owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. We also provide trademark and licensing services to the Hotels, one hotel owned by affiliates of Mr. Wirth and one unrelated hotel property.

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

Although we experienced stronger economic conditions during fiscal year 2017, we anticipate that a steady economy will exist during 2018. We expect the major challenge for fiscal year 2018 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. We believe that we have positioned the Hotels to remain competitive through selective refurbishment, by carrying a relatively large number of two-room suites at each location and by maintaining a robust guest Internet access system.

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

We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we continue to expand and develop our production and sales and marketing efforts. Specifically, IBC Hotels’ product development roadmap includes integration of more hotel software systems to simply use and simplify adoption of our product by the hotels, improve retention with better onboarding techniques, grow digital marketing services capabilities and revenues and continue to develop our product to meet the needs of our hotel partners. We anticipate significant expansion of our sales and marketing efforts by hiring additional personnel, seek out partnerships and acquisitions to grow our hotel user base and further monetize our loyalty program and consumer site. In addition, we play to explore financial and strategic options for this division and have hired Viant Capital, an investment banker, to assist. We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the next couple of fiscal years. For each reservation, IBC Hotels receives a 10% transactional fee plus reimbursement of our credit card processing fees associated with the reservation. We cannot provide any assurance that our plans will be successful or in line with our expectations.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

At January 31, 2017, we owned through our sole general partner’s interest in the Partnership a direct 50.91% interest in the Albuquerque, New Mexico Hotel, a through our sole general partner’s interest in the Partnership a direct 51.33% interest in the Ontario, California Hotel and a 50.24% direct interest in the Yuma, Arizona Hotel. At January 31, 2016, we owned through our sole general partner’s interest in the Partnership a direct 50.91% interest in the Albuquerque, New Mexico Hotel, and a 50.93% direct interest in the Yuma, Arizona Hotel. Additionally, at January 31, 2016, we, together with the Partnership, owned a 51.01% interest in a hotel located in Tucson, Arizona and a 51.71% interest in a hotel located in Ontario, California. We purchased 0 Partnership Class A units of our sole general partner interest during the years ended January 31, 2017 and 2016. On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million. For more information about the disposition of the Tucson St. Mary’s hotel, see Note 24 of our Consolidated Financial Statements - “Sale of Tucson Saint Mary’s Suite Hospitality Property”.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In fiscal year 2017, occupancy increased 1.47% to 74.83% from 73.36% in the prior fiscal year. ADR increased by $5.15 or 7.3% to $75.74 in fiscal year 2017 from $70.59 in fiscal year 2016. The increased occupancy and ADR resulted in an increase in REVPAR of $4.94 or 9.54% to $56.73 in fiscal year 2017 from $51.79 in fiscal year 2016. The increased occupancy and increased rates reflect a continued stronger economy which has allowed us to increase our rates while increasing our occupancy, especially in our Ontario, California and our Yuma, Arizona properties which were offset by a small decline in our Tucson, Arizona hotel property. We anticipate our Tucson, Arizona hotel property to rebound in the fiscal year ending January 31, 2018 as it has already started to economically turnaround in February 2017 and March 2017. We anticipate in the next few fiscal years that steady demand will exist with a significant increase in hotel room supply resulting in additional pressure on the hotel industry to lower rates to maintain current occupancy levels.

The following table shows certain historical financial and other information for the periods indicated:

	For the Twelve Months Ended
	January 31,
	2017	2016
Occupancy	74.83%	73.36%
Average Daily Rate (ADR)	$75.74	$70.59
Revenue Per Available Room (REVPAR)	$56.73	$51.79

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 11 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, 4, 5, 6 and 7 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary,” and “Sale of Ownership Interests in Tucson Saint Mary’s Suite Hospitality”, respectively.

●	For a discussion of other related party transactions, see Note 18 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016.

Overview

A summary of total Trust operating results for the fiscal years ended January 31, 2017 and 2016 is as follows:

	2017	2016	Change	% Change
Total Revenues from Continuing Operations	$13,215,633	$11,616,767	$1,598,866	13.8%
Operating Expenses from Continuing Operations	(15,304,143)	(12,295,071)	3,009,072	24.5%
Operating Loss from Continuing Operations	(2,088,510)	(678,304)	(1,410,206)	(207.9%)
Other Income	1,360	14,416	(13,056)	(90.6%)
Interest Expense from Continuing Operations	(731,145)	(730,158)	(987)	(0.1%)
Income Tax Benefit (Provision) from Continuing Operations	227,569	(96,963)	324,532	334.7%
Consolidated Net Loss from Continuing Operations	(2,590,726)	(1,491,009)	(1,099,717)	(73.8%)

A summary of operating results by segment for the fiscal years ended January 31, 2017 and 2016 is as follows:

	2017	2016
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$12,548,903	$11,413,992	$1,134,911	9.9%
Operating Expenses from Continuing Operations	(13,474,467)	(11,805,762)	1,668,705	14.1%
Operating Loss from Continuing Operations	(925,564)	(391,770)	(533,794)	(136.3%)
Other Income	1,360	14,416	(13,056)	(90.6%)
Interest Expense from Continuing Operations	(704,177)	(866,576)	162,399	18.7%
Income Tax Benefit (Provision) from Continuing Operations	227,569	(96,963)	324,532	334.7%
Net Loss from Continuing Operations	$(1,400,812)	$(1,340,893)	$(59,919)	(4.5%)

	2017	2016
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$666,730	$202,775	$463,955	228.8%
Operating Expenses	(1,829,676)	(489,309)	1,340,367	273.9%
Operating Loss	(1,162,946)	(286,534)	(876,412)	(305.9%)
Interest Expense	(26,968)	(1,806)	(25,162)	(1393.2%)
Net Loss	$(1,189,914)	$(288,340)	$(901,574)	(312.7%)

Our overall results in fiscal year 2017 were positively affected by an increase in revenues and an income tax benefit which were reduced by an increase in operating expenses which included our growing IBC Hotels division and additional depreciation expenses incurred based on classification of our hotel properties from assets held for sale to continuing operations.

REVENUE – CONTINUING OPERATIONS:

Hotel Operations & Corporate Overhead Segment

For the twelve months ended January 31, 2017, we had total revenue of approximately $12,549,000 compared to approximately $11,414,000 for the twelve months ended January 31, 2016, an increase of approximately $1,135,000. In the prior fiscal years ending January 31, 2016 and 2015, we made significant improvements to our Ontario, California and our Yuma, Arizona properties coupled with steady slightly improving local economies which was offset by additional market pressures in Tucson, Arizona. We realized a 9.8% net increase in room revenues during fiscal year 2017 as room revenues were approximately $11,952,000 for the fiscal year ending January 31, 2017 as compared to approximately $10,888,000 for the fiscal year ending January 31, 2016. Food and beverage revenue was steady at approximately $196,000 for fiscal year 2017 as compared to approximately $181,000 during fiscal year 2016, an increase of approximately $15,000 or approximately 8.2%. During fiscal year 2018, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized an approximate 34% increase in management and trademark fee revenues during fiscal year 2017 as management and trademark revenues were approximately $296,000 during fiscal year 2017 as compared to approximately $222,000 during fiscal year 2016 Management and trademark fee revenues increased during fiscal year 2017 as a result of increased revenues in the two hotels owned by affiliates of Mr. Wirth and on May 1, 2016, the Trust increase the management fees charged from 3% to 5%. In February 2017, one of the two hotels owned by affiliates of Mr. Wirth was sold to a third party so the management fees relating to the hotel property that was sold will not continue throughout the fiscal year ending January 31, 2018. During fiscal year 2018, we expect management and trademark fee revenues to be relatively flat and comparable to fiscal year 2017 management and trademark fee revenues. Other revenues were relatively flat for the twelve months ended January 31, 2017 compared to the twelve months ended January 31, 2016.

IBC Development Segment

For the fiscal year ended January 31, 2017, we had total revenue of approximately $668,000 compared to approximately $203,000 for the fiscal year ended January 31, 2016, an increase of approximately $465,000 or 228%. We have continued to make significant sales, marketing and technology investment in this segment. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurance regarding such growth.

EXPENSES – CONTINUING OPERATIONS:

Hotel Operations & Corporate Overhead Segment

Total expenses, including interest expense net of the income tax benefit, of approximately $13,951.000 for the twelve months ended January 31, 2017 reflects an increase of approximately $1,182,000 compared to total expenses, including interest expense and income tax provision of approximately $12,769,000 for the twelve months ended January 31, 2016. The increase was primarily due to an increase in operating expenses at the hotel properties and depreciation expenses incurred at the properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $3,680,000 for the fiscal year ended January 31, 2017 compared to approximately $3,357,000 in the prior year period for an increase of approximately $323,000, or 9.6%, increase in costs. Room expenses increased as occupancy at the hotels increased and management elected to deep clean the hotel property rooms and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the fiscal year ended January 31, 2017, food and beverage expenses were approximately $286,000 as compared to approximately $312,000 for the fiscal year ended January 31, 2016, a savings of approximately $26,000, or 8.2%. These costs decreased slightly during fiscal year 2017 as compared to fiscal year 2016, as management sourced its food from cheaper vendors and in some cases, reevaluated the hotel property’s limited food offerings to provide a better, more efficient menu.

Telecommunications expense, consisting of telephone and Internet costs, were relatively flat for the fiscal year ended January 31, 2017 at approximately $25,000 as compared to the prior fiscal year ended January 31, 2016 at approximately $24,000. Management anticipates this will be consistent for the fiscal year ending January 31, 2018.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $3,264,000 for the twelve months ended January 31, 2017 decreased approximately $251,000 from approximately $3,013,000 for the twelve months ended January 31, 2016 primarily due to increased bad debt expenses, credit card expenses and professional fees at our hotel properties.

Sales and marketing expense increased approximately $21,000, or 2.3%, from approximately $937,000 for the twelve months ended January 31, 2017 from approximately $916,000 for the twelve months ended January 31, 2016. Management added some additional sales and marketing resources at our properties to increase the marketing exposure in the local community which resulted in additional hotel room revenues.

Repairs and maintenance expense slightly decreased by approximately $57,000 from approximately $1,038,000 reported for the twelve months ended January 31, 2016 compared with approximately $981,000 for the twelve months ended January 31, 2017. We completed significant property improvements at our Ontario, California and our Yuma, Arizona properties during the fiscal year ended January 31, 2016 which resulted in decreased repairs and maintenance expenses during the fiscal year ended January 31, 2017. Management continues to complete repairs and maintenance initiatives to ensure the hotel product exceeds our guests’ satisfaction and complies with the increasing Best Western standards.

Hospitality expense increased by approximately $75,000, or 10.4%, from $725,000 for the twelve months ended January 31, 2016 to approximately $800,000 for the twelve months ended January 31, 2017. The increase was primarily due to additional product mix provided during the Hotels’ complimentary breakfast and happy hour required by Best Western.

Utility expenses increased approximately $25,000 to approximately $807,000 reported for the twelve months ended January 31, 2017 compared with approximately $782,000 for the twelve months ended January 31, 2016. Increased utility costs occurred as a result of increased occupancy levels at our hotel properties.

Hotel property depreciation expense significantly increased as the hotel properties are reported within Continued Operations instead of Discontinued Operations – Assets Held for Sale. Hotel property depreciation expenses increased approximately $1,149,000 from approximately $945,000 reported for the twelve months ended January 31, 2016 compared with approximately $2,094,000 for the twelve months ended January 31, 2017. In the fiscal year ending January 31, 2017, the Trust recaptured the depreciation not recognized while the hotel properties were in the Discontinued Operations – Assets Held for Sale reporting classification.

Real estate and personal property taxes, insurance and ground rent expense increased slightly by approximately $19,000, or 3.0%, from approximately $620,000 for the twelve months ended January 31, 2016 to approximately $639,000 for the twelve months ended January 31, 2017.

Interest expenses were flat at approximately $731,000 for the twelve months ended January 31, 2017 to approximately $730,000 for the twelve months ended January 31, 2016.

Income tax benefit was approximately $228,000 for the twelve months ended January 31, 2017, a change decrease of approximately $321,000 from the prior fiscal year income tax provision of approximately $97,000. Decrease in the income tax provision is due to the overall increased consolidated net loss from continued operations net of sales of ownership interests in our properties. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Development Segment

General and administrative expenses include overhead charges for management, accounting, reservations support staff and hotel onboarding. General and administrative expenses of approximately $1,083,000 for the twelve months ended January 31, 2017 increased approximately $803,000 from approximately $280,000 for the twelve months ended January 31, 2016 primarily due to increased bad debt expenses, credit card expenses, support staff and hotel onboarding costs significantly increased.

Sales and marketing expense includes reservation acquisition expenses, consultants, internet advertising, tradeshows and sales commissions expenses which increased by approximately $446,000, from approximately $195,000 for the twelve months ended January 31, 2016 to approximately $641,000 for the twelve months ended January 31, 2017. As reservations income increases, sales and marketing expenses increase as reservation acquisitions expenses increased. In addition, Management added significant amount of sales and marketing resources.

REVENUE – DISCONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

Our Tucson St. Mary’s hotel was sold to an unrelated third party on October 14, 2015. For the twelve months ended January 31, 2017, we had $0 of total revenues compared to approximately $5,206,000 of total revenues for the fiscal year ending January 31, 2016. For the fiscal year ending January 31, 2016, our Tucson St. Mary’s hotel had approximately $2,172,000 of room revenues, approximately $659,000 of food and beverage revenues and approximately $2,375,000 of other income generated by the sale of the hotel.

EXPENSES – DISCONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

For the twelve months ended January 31, 2017, we had approximately $36,000 of total expenses compared to approximately $3,376,000 of total expenses for the fiscal year ended January 31, 2016. For the fiscal year ending January 31, 2017, our Tucson St. Mary’s hotel incurred primarily general and administrative expenses. For the fiscal year ended January 31, 2016, our Tucson St. Mary’s hotel was owned and operated by the Trust for approximately 9 months and incurred normal routine operating expenses including approximately $977,000 rooms expenses, approximately $546,000 food and beverage expenses, approximately $288,000 general and administrative expenses, approximately $159,000 of sales and marketing expenses, approximately $247,000 of repairs and maintenance expenses, approximately $183,000 of hospitality expenses, approximately $438,000 utilities, approximately $233,000 of depreciation, approximately $159,000 of taxes and insurance and approximately $138,000 interest.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be steady during this coming year; capital improvements are expected to decrease from the prior year.

With approximately $568,000 of cash as of January 31, 2017 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate additional new-build hotel supply during fiscal year 2018 up until the hotel supply inventory has been stabilized during fiscal year 2019. In fiscal year 2018, we anticipate additional pressure on revenues and operating margins. We expect the major challenge for fiscal year 2018 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash used in operating activities totaled approximately $871,000 during fiscal year 2017 as compared to net cash used in operating activities of approximately $604,000 during the prior fiscal year. Consolidated net loss was approximately $2,627,000 for the year ended January 31, 2017 as compared to consolidated net income for the year ended January 31, 2016 of approximately $339,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss and net income for the years ended January 31, 2017 and 2016, respectively, consist primarily of hotel property depreciation, gain on disposal of assets, and changes in assets and liabilities. Hotel property depreciation was approximately $2,094,000 during fiscal year 2017 compared to approximately $1,178,000 during fiscal year 2016, an increase of $916,000 as the Trust recognized the additional depreciation of the hotel properties during the time the properties were reported as held for sale. During fiscal year 2016, the Trust had a gain on disposal of assets of approximately $2,352,000 which increased the net cash used in operating activities.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately ($553,000) and approximately $99,000 for the fiscal years ended January 31, 2017 and 2016, respectively. This significant decrease in changes in assets and liabilities for the fiscal year ended January 31, 2017 compared to the fiscal year ended January 31, 2016 was due to increased accounts receivables generated by IBC Hotels and prepaid expenses and other asset due to additional revenues.

Net cash used in investing activities totaled approximately $903,000 for the year ended January 31, 2017 compared to net cash provided by investing activities of approximately $654,000 for the year ended January 31, 2016. The decrease in net cash provided by investing activities during fiscal year 2017 was due to the cash received from the sale of our Tucson St. Mary’s hotel property offset by the purchase of the International Vacation Hotels (“IVH”) assets in fiscal year 2016. In addition, a significant decrease in net cash provided by investing activities occurred in fiscal year 2017 as the collections of advances to affiliates – related party was approximately $2,231,000 in fiscal year 2017 as compared to approximately $106,000 during fiscal year 2016 and lendings on advance decreased from approximately $1,077,000 to approximately $880,000 during fiscal year 2017.

Net cash provided by financing activities totaled approximately $385,000 and $1,400,000 for the years ended January 31, 2017 and 2016, respectively. The significant decrease of approximately $1,015,000 was primarily due to a decrease in payments on notes payables to banks, payments on line of credit – related party, borrowings on line of credit – related party, payments on notes payable – related party, borrowings on notes payable – related party, payments on other notes payable, proceeds from sale of non-controlling ownership interest in subsidiary, sale of stock and distributions to non-controlling interest holders. The decreases were offset by increases in borrowings on notes payable to banks and other notes payables.

Principal payments on mortgage notes payables was approximately $492,000 and approximately $625,000 during the fiscal years ended January 31, 2017 and 2016, respectively. Payments on notes payable to banks was approximately $1,471,000 and approximately $2,349,000 during the fiscal years ended January 31, 2017 and 2016, respectively as we paid off our mortgage on one of our Tucson, Arizona properties as the property was sold.

For the fiscal year ended January 31, 2017, payments on line of credit – related party netted against borrowings on line of credit – related party was approximately $169,000 of net cash provided by financing activities as compared to approximately $248,000 of net cash used in financing activities for the fiscal year ended January 31, 2016.

Payments on notes payables – related party netted against borrowings on note payable – related party was approximately $18,000 and approximately $299,000 of net cash used in financing activities during the fiscal years ended January 31, 2017 and 2016, respectively. During the fiscal year ended January 31, 2017, we continued to pay off American Express merchant processing loans.

Payments on other notes payables netted against borrowings on other note payable was approximately $518,000 of net cash provided and approximately ($471,000) of net cash used in financing activities during the fiscal years ended January 31, 2017 and 2016, respectively. During the fiscal year ended January 31, 2017, we increased our debt to finance our operations.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $1,771,000 as sales of non-controlling ownership interest was approximately $1,826,000 for the year ended January 31, 2016 and approximately $55,000 for the year ended January 31, 2017. During the fiscal year ended January 31, 2016, we primarily sold additional non-controlling interests in our Yuma Hospitality and Tucson Saint Mary’s Suite Hospitality subsidiaries. In addition, we had sales of IHT stock of $3.0 million in the fiscal year ending January 31, 2016 and no sales of our IHT stock for the fiscal year ended January 31, 2017.

The Trust decided to hold back distributions to our Ontario, California non-controlling interest holders during the fiscal year ended January 31, 2017 to facilitate completion of the Ontario, California hotel property refurbishment project and as a result, our distributions to non-controlling interest holders decreased by approximately $547,000. During the fiscal year ended January 31, 2017, our distributions to non-controlling interest holders was approximately $697,000 compared with approximately $1,244,000 for the fiscal year ended January 31, 2016.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of January 31, 2017 and 2016, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the fiscal year ended January 31, 2017 and 2016, the Hotels spent approximately $2,255,000 and $2,126,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2018 capital expenditures, we plan on spending less on capital improvements as we have sold our oldest and largest hotel which required significant amounts of capital improvements and our Ontario, California property completed a renovation during the fiscal year ending January 31, 2016. Repairs and maintenance were charged to expense as incurred and approximated $981,000 and $1,038,000 for fiscal years 2017 and 2016, respectively.

We have minimum debt payments, net of debt discounts, of approximately $3,204,000 and approximately $818,000 due during fiscal years 2018 and 2019, respectively. Minimum debt payments due during fiscal year 2017 include approximately $511,000 of mortgage notes payable, approximately $1,603,000 notes payable to bank, approximately $145,000 notes payable – related party, approximately $379,000 lendings from affiliates – related party, and approximately $566,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases and borrowings against our future credit card receivables.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

SALE OF OWNERSHIP INTERESTS IN ALBQUERQUE, ONTARIO, YUMA AND TUCSON SUBSIDIARIES

See Notes 3, 4, 5, 6, and 7 of the Trust’s Consolidated Financial Statements for a detailed discussion of the sale of ownership interests in the Trust’s subsidiaries.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE MKT

On September 19, 2014, the NYSE MKT notified the Trust that it was not in compliance with Section 1003(a)(i) of the NYSE MKT Company Guide since it reported Shareholders’ equity of less than $2.0 million at July 31, 2014 and had incurred losses in two of its three fiscal years ended January 31, 2014. The NYSE MKT previously accepted the Trust’s equity expansion compliance plan and granted the Trust an extension of time until December 29, 2015 to comply with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide.

On January 18, 2016, we received a letter from the NYSE MKT informing us that we are no longer out of compliance with the NYSE MKT continued listed standards. Specifically, we had resolved the continued listing deficiencies with respect to Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE MKT Company Guide. Our shareholders equity as of December 31, 2015 met the NYSE MKT’s minimum requirement of $6 million.

On January 19, 2017, the Trust received a letter from the NYSE MKT informing the Trust that the staff of the NYSE MKT’s Corporate Compliance Department had determined that the Trust is not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide due to the Trust having stockholders’ equity of less than $6.0 million and net losses from continuing operations in its five most recent fiscal years ended January 31, 2016.

The NYSE MKT’s letter informed the Trust that, to maintain its listing, it must submit a plan of compliance by February 20, 2017, addressing how it intends to regain compliance with the NYSE MKT’s continued listing standards within the maximum potential 18-month plan period available (the “Plan Period”). Elements of the compliance plan may include the sale of one or more of its assets (management believes IHT hotels have a much lower book value than market value), sale of additional Trust stock at market value, sale of minority interest in specific hotel properties and/or anticipated continuation of the current operational upward current trends in hotel gross operating profits. As part of the plan of regaining compliance with the NYSE MKT’s continued listing standards, IBC Hotels, plans to explore financial and strategic options for the subsidiary and has hired Viant Capital, an investment banker, to assist. IHT continues to monitor its stockholders’ equity and is reviewing potential actions that can and are being taken to increase its stockholders’ equity and to maintain compliance with the NYSE MKT’s listing standards.

On March 31, 2017, the Trust received a letter from the NYSE MKT informing the Trust that the NYSE MKT Regulation staff accepted the Trust’s Equity Enhancement Plan (the “Plan”) and granted a Plan Period through January 19, 2018. The NYSE MKT Regulation staff will review the Trust periodically for compliance with the initiatives outlined in the Plan. Failure to make progress consistent with the Plan or to regain compliance with continued listing standards by the end of the Plan Period could result in the Trust being delisted from the NYSE MKT.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the fiscal years ended January 31, 2017 and 2016 follows:

	Twelve Months Ended January 31,
	2017	2016
Net (loss) income attributable to controlling interests	$(2,191,972)	$432,116
Add back:
Depreciation from Continuing Operations	2,094,401	945,413
Interest expense from Continuing Operations	731,145	730,158
Taxes from Continuing Operations	(227,569)	96,963
Less:
Interest income from Continuing Operations	(1,360)	(14,416)
Adjusted EBITDA	$404,645	$2,190,234

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for fiscal year ended January 31, 2017 and 2016 follows:

	Twelve Months Ended January 31,
	2017	2016
Net (loss) income attributable to controlling and non-controlling interests	$(2,191,972)	$432,116
Add back:
Depreciation from Continuing Operations	2,094,401	945,413
Non-controlling interest from Continuing Operations	434,782	92,676
FFO attributable to controlling and non-controlling interests	$337,211	$1,470,205

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

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,439,369	$-	$5,950,000
Ontario	6,080,597	5,271,311	17,950,000
Tucson Oracle	6,813,164	3,119,340	11,950,000
Yuma	5,061,603	4,977,054	12,900,000
	$19,394,733	$13,367,705	$48,750,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

On August 1, 2015, we finalized and committed to a plan to sell all of our hotel properties, except for the Yuma hotel property. We listed each of the properties with a local real estate hotel broker and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We believe that the plan to sell these assets will not likely be withdrawn. We are hopeful that the sale of these hotel properties will occur within one year based on feedback received by our local hotel real estate property professional brokers and we have engaged hotel real estate brokers who specialize in the selling/buying hotel real estate properties. We can provide no assurance that we will be able to sell any or all of the hotel properties on terms favorable to us or within our expected time frame, or at all.

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

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of the Trust. As of January 31, 2017, IBC Hotels provided services to approximately 6,300 hotels.

We are planning significant expansion of IBC Hotels during the next couple of fiscal years as continue to expand and develop our production and sales and marketing efforts. Specifically, IBC Hotels’ product development roadmap includes integration of more hotel software systems to simply use and simplify adoption of our product by the hotels, improve retention with better onboarding techniques, grow digital marketing services capabilities and revenues and continue to develop our product to meet the needs of our hotel partners. We anticipate significant expansion of our sales and marketing efforts by hiring additional personnel, seek out partnerships and acquisitions to grow our hotel user base and further monetize our loyalty program and consumer site. In addition, we plan to explore financial and strategic options for this division and have hired Viant Capital, an investment banker, to assist. We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the next couple of fiscal years. For each reservation, IBC Hotels receives a 10% transactional fee plus reimbursement of our credit card processing fees associated with the reservation. We cannot provide any assurance that our plans will be successful or in line with our expectations.

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

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.”

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned or controlled subsidiaries that are not included in our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize an impairment loss in fiscal years 2017 or 2016. As of January 31, 2017, our management does not believe that the carrying values of any of our hotel properties are impaired.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the Hotel properties. As of May 1, 2016, the Trust has listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold and the Trust no longer deems a sale to be probable. The Trust continues to list these properties with local real estate hotel brokers and, we believe, that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our basis of presentation since October 31, 2016.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international economic and business conditions, including, without limitation, conditions that may or may not continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE MKT;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cyber security attacks; and

●	loss of key personnel.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees of

InnSuites Hospitality Trust

Phoenix, AZ

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2017. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnSuites Hospitality Trust at January 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hall & Company Certified Public Accountants &Consultants, Inc.
Hall & Company Certified Public Accountants & Consultants, Inc.

Irvine, CA
May 1, 2017

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2017	JANUARY 31, 2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$568,396	$1,955,534
Accounts Receivable, including $1,783 and $20,693 from related parties and net of Allowance for Doubtful Accounts of $53,720 and $33,970 as of January 31, 2017 and January 31, 2016, respectively	718,917	250,470
Advances to Affiliates - Related Party	-	972,184
Notes Receivable - Related Party	-	5,761
Prepaid Expenses and Other Current Assets	177,654	127,325
Current Assets of Discontinued Operations	-	14,648
Total Current Assets	1,464,967	3,325,922
Property, Plant and Equipment, net	19,774,865	19,614,767
Intangible Assets, net	433,000	500,000
Goodwill	500,000	500,000
TOTAL ASSETS	$22,172,832	$23,940,689

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,163,900	$2,163,144
Notes Payable - Related Party	145,000	-
Lending From Affiliates - Related Party	379,167	-
Current Portion of Mortgage Notes Payable, net of Discount of $8,012 as of January 31, 2017 and January 31, 2016, respectively	505,400	485,994
Current Portion of Notes Payable to Banks, net of Discount of $39,796 and $14,700 as of January 31, 2017 and January 31, 2016, respectively	646,376	932,288
Current Portion of Other Notes Payable	565,657	40,801
Current Liabilities of Discontinued Operations	-	27,246
Total Current Liabilities	4,405,500	3,649,473
Mortgage Notes Payable, net of discount of $50,891 and $58,904 as of January 31, 2017 and January 31, 2016, respectively	12,803,402	13,306,598
Notes Payable to Banks, net of discount of $2,316 and $0 as of January 31, 2017 and January 31, 2016, respectively	1,331,270	-
Other Notes Payable	7,411	13,889
TOTAL LIABILITIES	18,547,583	16,969,960

COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,292,601 and 17,406,846 shares issued and 9,665,328 and 8,791,500 shares outstanding at January 31, 2017 and January 31, 2016, respectively	16,794,132	18,769,849
Treasury Stock, 8,645,573 and 8,615,346 shares held at cost at January 31, 2017 and January 31, 2016, respectively	(12,362,952)	(12,285,915)
TOTAL TRUST SHAREHOLDERS' EQUITY	4,431,180	6,483,934
NON-CONTROLLING INTEREST	(805,931)	486,795
TOTAL EQUITY	3,625,249	6,970,729
TOTAL LIABILITIES AND EQUITY	$22,172,832	$23,940,689

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	JANUARY 31,
	2017	2016

REVENUE
Room	$11,952,385	$10,887,997
Food and Beverage	196,262	181,422
Management and Trademark Fees	296,177	221,865
Reservation and Convention	628,624	187,765
Other	142,185	137,718
TOTAL REVENUE	13,215,633	11,616,767

OPERATING EXPENSES
Room	3,679,725	3,356,932
Food and Beverage	286,241	311,847
Telecommunications	24,674	23,811
General and Administrative	4,346,820	3,293,256
Sales and Marketing	1,578,144	1,110,977
Repairs and Maintenance	980,874	1,038,139
Hospitality	800,032	724,994
Utilities	806,981	781,666
Depreciation	2,094,401	945,413
Intangible Amortization	67,000	64,724
Real Estate and Personal Property Taxes, Insurance and Ground Rent	639,251	620,489
Other	-	22,823
TOTAL OPERATING EXPENSES	15,304,143	12,295,071
OPERATING LOSS	(2,088,510)	(678,304)
Interest Income	1,360	312
Interest Income on Advances to Affiliates - Related Party	-	14,104
TOTAL OTHER INCOME	1,360	14,416
Interest on Mortgage Notes Payable	683,287	670,340
Interest on Notes Payable to Banks	26,093	-
Interest on Other Notes Payable	21,765	59,818
Interest on Line of Credit - Related Party	-	-
TOTAL INTEREST EXPENSE	731,145	730,158
CONSOLIDATED NET LOSS BEFORE INCOME TAX BENEFIT (PROVISION)	(2,818,295)	(1,394,046)
Income Tax Benefit (Provision)	227,569	(96,963)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(2,590,726)	$(1,491,009)
Discontinued Operations, Net of Non-Controlling Interest	$(36,028)	$(521,368)
Gain on Disposal of Discontinued Operations	$-	$2,351,817
CONSOLIDATED NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(36,028)	$1,830,449
CONSOLIDATED NET (LOSS) INCOME	$(2,626,754)	$339,440
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(434,782)	$(92,676)
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(2,191,972)	$432,116
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.27)	$(0.18)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$-	$0.22
NET (LOSS) INCOME PER SHARE PER SHARE TOTAL - BASIC	$(0.27)	$0.04
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.27)	$(0.12)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$-	$0.15
NET (LOSS) INCOME PER SHARE PER SHARE TOTAL - DILUTED	$(0.27)	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,682,668	8,269,827
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,366,737	11,953,896

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2017 and 2016

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2015	8,265,102	$13,812,470	8,580,744	$(12,193,491)	$1,618,979	$1,346,248	$2,965,227
Net Income	-	432,116	-	-	432,116	(92,676)	339,440
Dividends		(88,177)			(88,177)	-	(88,177)
Purchase of Treasury Stock	(34,602)	-	34,602	(92,424)	(92,424)	-	(92,424)
Shares of Beneficial Interest Issued for Services Rendered	24,000	65,280	-	-	65,280	-	65,280
Sale of Stock	447,873	2,999,999	-	-	2,999,999	-	2,999,999
Stock Issued for Purchase of IVH Assets	89,127	200,000	-	-	200,000	-	200,000
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	1,825,580	1,825,580
Distribution to Non-Controlling Interests	-	-	-	-	-	(1,244,196)	(1,244,196)
Reallocation of Non-Controlling Interests and Other	-	1,348,161	-	-	1,348,161	(1,348,161)	-
Balance, January 31, 2016	8,791,500	$18,769,849	8,615,346	$(12,285,915)	$6,483,934	$486,795	$6,970,729
Net Loss	-	(2,191,972)	-	-	(2,191,972)	(434,782)	(2,626,754)
Dividends	-	(96,630)	-	-	(96,630)		(96,630)
Shares Issued from Cash Received in Prior Period	861,755	-	-	-	-	-	-
Purchase of Treasury Stock	(30,227)	-	30,227	(77,037)	(77,037)	-	(77,037)
Shares of Beneficial Interest Issued for Services Rendered	42,300	97,265	-	-	97,265	-	97,265
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	55,000	55,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(697,324)	(697,324)
Reallocation of Non-Controlling Interests and Other	-	215,620	-	-	215,620	(215,620)	-
Balance, January 31, 2017	9,665,328	$16,794,132	8,645,573	$(12,362,952)	$4,431,180	$(805,931)	$3,625,249

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	JANUARY 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss) Income	$(2,626,754)	$339,440
Adjustments to Reconcile Consolidated (Net Loss) Income to Net Cash Used In Operating Activities:
Stock-Based Compensation	97,265	65,280
Provision For (Recovery of) Uncollectible Receivables	19,750	(5,075)
Depreciation	2,094,401	1,178,074
Amortization of Intangibles	67,000	-
Amortization of Debt Discounts and Deferred Financing Fees	29,892	71,486
Gain on Disposal of Assets	-	(2,351,817)
Changes in Assets and Liabilities:
Accounts Receivable	(475,702)	214,460
Prepaid Expenses and Other Assets	(50,329)	24,674
Accounts Payable and Accrued Expenses	(26,489)	(140,381)
NET CASH USED IN OPERATING ACTIVITIES	(870,966)	(603,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(2,254,499)	(2,125,736)
Cash Received From Sale of Hotel Property	-	4,550,567
Purchase of IVH Assets	-	(800,000)
Lendings on Advances to Affiliates - Related Party	(879,650)	(1,077,184)
Collections on Advances to Affiliates - Related Party	2,231,001	106,236
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(903,148)	653,883

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(491,806)	(624,543)
Payments on Notes Payable to Banks, net of financing costs	(1,470,570)	(2,348,964)
Borrowings on Notes Payable to Banks, net of financing costs	2,494,051	1,991,153
Payments on Line of Credit - Related Party	(61,356)	(1,978,321)
Borrowings on Line of Credit - Related Party	230,000	1,730,270
Payments on Notes Payable - Related Party	(701,113)	(1,726,664)
Borrowings on Notes Payable - Related Party	683,230	1,427,244
Payments on Other Notes Payable	(36,622)	(470,980)
Borrowings on Other Notes Payable	555,000	-
Payment of Dividends	(96,630)	(88,177)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary	55,000	1,825,580
Sale of Stock	-	2,999,999
Distributions to Non-Controlling Interest Holders	(697,324)	(1,244,196)
Repurchase of Treasury Stock	(77,037)	(92,424)
NET CASH PROVIDED BY FINANCING ACTIVITIES	384,823	1,399,977
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,389,291)	1,450,001
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,957,687	507,686
CASH AND CASH EQUIVALENTS AT END OF YEAR (i)	$568,396	$1,957,687

(i) Including $2,153 of cash included in Discontinued Operations as of January 31, 2016

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2017 AND 2016

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2017, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly in and through a partnership interest, four hotels with an aggregate of 574 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of January 31, 2017 and 2016. The Trust’s weighted average ownership for the years ended January 31, 2017 and 2016 was 72.11%. As of January 31, 2017, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona, and a 51.33% interest in an InnSuites® hotel located in Ontario, California. The Trust owns a direct 50.24% interest in a Yuma, Arizona hotel property, and a direct 50.91% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

InnDependent Boutique Collection (“IBC Hotels” or “IBC Developments”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 6,300 unrelated hotel properties, of which over 1,800 hotel properties are exclusive and provides revenue generating services and cost savings solutions to independent boutique hotels. During the fiscal year ended January 31, 2014 IBC Hotels formed a marketing alliance with the Independent Lodging Industry Association (“ILIA”). Included in the 1,800 exclusive hotel properties are approximately 500 exclusive hotels obtained when IBC Hotels purchased International Vacation Hotels (“IVH”) on January 8, 2016.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On January 31, 2017 and 2016, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units, respectively. Additionally, as of both January 31, 2017 and 2016, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on January 31, 2017, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of January 31, 2017 and 2016, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units, respectively.

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

As of January 31, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of $145,000. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2017. As of April 20, 2017, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $0.

As of January 31, 2017, the Trust had two available Advances to Affiliate credit facilities each with a maximum borrowing capacity of $500,000 for a total maximum borrowing capacity of $1,000,000, which is available through June 30, 2017. As of January 31, 2017, the Trust had an amount payable of both credit facilities of approximately $379,000.

With approximately $568,000 of cash, as of January 31, 2017, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of approximately $1,470,000 of proceeds from the sale of non-controlling partnership units in the Yuma entity which have occurred in March 2017 and April 2017 (see Note 28 Subsequent Events) and the availability of the combined $621,000 Advance to Affiliate credit facilities, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under generally accepted accounting principles (“GAAP”), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the Liquidation Basis of Accounting. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU 2014-15 require additional disclosure of information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Trust has adopted this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Trust adopted this ASU during the first fiscal quarter of 2017 and evaluated the impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improved GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (“VIE”) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The Trust has evaluated the impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that “amortization of debt issue costs shall also be reported as interest expense.” According to the ASU’s Basis for Conclusions, debt issuance costs incurred before the associated funding is received (i.e., the debt liability) should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Trust has adopted this ASU during the first fiscal quarter of 2017 and evaluated the impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Operations rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. It will be effective for us beginning in 2018 and should be applied prospectively, with certain cumulative effect adjustments. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Company beginning interim period April 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations, cash flows and financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”. This new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements.

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

● ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) in May 2014. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

● ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

● ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

● ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)” (“ASU 2016-11”) in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.

● ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) in May 2016. ASU 2016-12 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no impairment of long-lived assets existed during the Trust’s fiscal years ended January 31, 2017 and 2016.

INTANGIBLE ASSETS

Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives, which range from 7 to 10 years. The useful life of the intangible asset is evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life.

BUSINESS COMBINATIONS

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities requires the use of estimates by management and was based upon currently available data.

The Trust allocates the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share (see Note 27).

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

GOODWILL

The Trust tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Trust determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Trust must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgements in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of International Vacation Hotels that occurred on January 8, 2016 (see Note 27) and no impairment existed as of January 31, 2017.

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

Revenues primarily consist of room rentals, food and beverage sales, management and trademark fees and other miscellaneous revenues from our properties. Revenues are recorded when rooms are occupied and when food and beverage sales are delivered. Management and trademark fees from hotels include a monthly accounting fee and a percentage of hotel room revenues for managing the daily operations of the Hotels and the two hotels owned by affiliates of Mr. Wirth. In February 2017, one of the two hotels owned by affiliates of Mr. Wirth was sold to a third party and therefore, the management and trademark fees associated with that hotel will no longer continue. IBC Development revenues are recognized after services are rendered by the IBC member hotel.

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

	Balance at the Beginning	Charged to		Balance at the End of
Fiscal Year	of Year (i)	Expense	Deductions	Year (i)
2016	$39,045	$83,786	$(88,861)	$33,970
2017	$33,970	$127,114	$(107,364)	$53,720

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 22 - “Share-Based Payments.” For fiscal year 2017 and 2016, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares of Beneficial Interest. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2017, the Trust granted restricted stock awards of 24,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2017 resulting in stock-based compensation of $51,840. During fiscal year 2016, the Trust granted restricted stock awards of 24,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2016 resulting in stock-based compensation of $65,280.

The following table summarizes restricted share activity during fiscal years 2017 and 2016.

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance at January 31, 2015	-	-
Granted	24,000	$2.72
Vested	(24,000)	$2.72
Forfeited	-	-
Balance of unvested awards at January 31, 2016	-	-

Granted	24,000	$2.16
Vested	(24,000)	$2.16
Forfeited	-	-
Balance of unvested awards at January 31, 2017	-	-

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

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2017 and 2016, the Trust paid dividends of $0.01 per share in the fourth quarter of each year, or total dividends of $96,630 and $88,177, respectively. The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

For the fiscal years ended January 31, 2017 and 2016, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,684,069 in addition to the basic shares outstanding for fiscal years 2017 and 2016, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during fiscal 2016 and are included in the calculation of diluted earnings per share for that year below.

For the Year Ended
January 31,
2016
Net Loss attributable to controlling interest	$432,116
Plus: Net Loss attributable to non-controlling interests	(92,676)
Net Loss attributable to controlling interest after unit conversion	$339,440

Weighted average common shares outstanding	8,269,827
Plus: Weighted average incremental shares resulting from unit conversion	3,684,069
Weighted average common shares outstanding after unit conversion	11,953,896

Diluted Loss Per Share	$0.03

DISCONTINUED OPERATIONS

Discontinued operations in the fiscal year ended January 31, 2016 primarily consists of the hotel’s operational revenues and expenses, and does not include the sale proceeds and profit from the sale of our Tucson St. Mary’s hotel. On August 1, 2015, the Trust finalized and committed to a plan to sell three Hotel properties. As of May 1, 2016, the Trust has listed the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold and the Trust no longer deems a sale to be probable. The Trust continues to list these properties with local real estate hotel brokers and, we believe, that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our basis of presentation since October 31, 2016.

SEGMENT REPORTING

The Trust determined that its operations are comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in four hotel properties with an aggregate of 574 suites in Arizona, southern California and New Mexico, and the IBC Developments segment serving 6,300 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States, and the southern Arizona market. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Developments in that segment. Included in these costs are sales, marketing and technology development costs.

IBC Hotels was formed during the fiscal year ended January 31, 2014. Operating results became significant during the fiscal year ended January 31, 2015. IBC Hotels charges a 10% booking fee which, we believe, increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. We are planning significant expansion of IBC Hotels during the next couple of fiscal years as continue to expand and develop our production and sales and marketing efforts. Specifically, IBC Hotels’ product development roadmap includes integration of more hotel software systems to simply use and simplify adoption of our product by the hotels, improve retention with better onboarding techniques, grow digital marketing services capabilities and revenues and continue to develop our product to meet the needs of our hotel partners. We anticipate significant expansion of our sales and marketing efforts by hiring additional personnel, seek out partnerships and acquisitions to grow our hotel user base and further monetize our loyalty program and consumer site. In addition, we play to explore financial and strategic options for this division and have hired Viant Capital, an investment banker, to assist. We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the next couple of fiscal years. For each reservation, IBC Hotels receives a 10% transactional fee plus reimbursement of our credit card processing fees associated with the reservation. We cannot provide any assurance that our plans will be successful or in line with our expectations.

The Chief Operating Decision Maker (“CODM”), the Trust’s CEO, Mr. Wirth, does not see value in allocating costs for items not directly attributable to the IBC Developments segment for several reasons. The first is that the Trust’s base business is the Hotel Operations & Corporate Overhead segment, and the majority of the expenses of the Trust would continue even if the Trust was not in the reservation, hotel services and technology business. If the Trust were to allocate general expenses to the reservation business based on some allocation method (e.g., on sales), it would not improve the value of segment reporting, but it would only serve to make the results of the Hotel Operations & Corporate Overhead segment look better and give investors a false sense of the profitability of the Hotel Operations & Corporate Overhead segment without the IBC Developments segment. The CODM wants to understand the true investment in the reservation business and that result is delivered by allocating only costs directly associated with the IBC Developments segment. By retaining the remainder of costs not associated with the IBC Developments segment in the Hotel Operations & Corporate Overhead segment, the Trust is able to compare the Hotel Operations & Corporate Overhead segment to historical figures where the bulk of the business was only that segment of operations to gauge relative efficiency of the Hotel Operations & Corporate Overhead segment as compared to historical norms.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $567,000 and $587,000 for the years ended January 31, 2017 and 2016, respectively.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the years ended January 31, 2017 and 2016.

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

During the fiscal year ended January 31, 2017, there were no Class A units of the Albuquerque entity sold. As of January 31, 2017, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other parties held a 48.91% interest, or 268 Class A units. As of January 31, 2017, the Albuquerque entity has discretionary Priority Return payments to unrelated unit holders of approximately $142,000, to the Trust of approximately $146,000, and to Mr. Wirth and his affiliates of approximately $500. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period has expired.

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

During the fiscal year ended January 31, 2017, there were 3 Class A units of the Tucson entity sold by Rare Earth at $10,000 per unit to Class A unit holders. As of January 31, 2017, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or approximately 3 Class C units, and other parties held a 48.61% interest, or approximately 385 Class A units. For the fiscal year ended January 31, 2017, the Tucson entity made discretionary Priority Return payments to unrelated unit holders of approximately $201,000, to the Partnership of approximately $141,000 and to Rare Earth of approximately $2,000. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period has expired.

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

During the fiscal year ended January 31, 2017, there were 32 Class A units of the Ontario entity sold, of which 28 were purchased from Rare Earth at $10,000 per unit, and of which 2 were purchased from the Partnership at $10,000 per unit. As of January 31, 2017, the Partnership held a 51.33% ownership interest, or 496 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 0.21% interest through Rare Earth, or 2 Class C units, and other parties held a 48.46 % interest, or 468.25 Class A units. For the fiscal year ended January 31, 2017, the Ontario entity made discretionary Priority Return payments to unrelated unit holders of approximately $153,000, to the Partnership of approximately $174,000 and to Rare Earth of approximately $10,000.

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

During the fiscal year ended January 31, 2017, there were 9.50 Class A units, of which 4 were sold from the Trust, and of which 5.5 were purchased from the Partnership at $10,000 per unit. As of January 31, 2017, the Trust held a 50.24% ownership interest, or 401.90 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.51% interest, or 4.1 Class C units, and other parties held a 49.25% interest, or 394 Class A units. For the fiscal year ending January 31, 2017, the Yuma entity made discretionary Priority Return payments to unrelated unit holders of approximately $206,000, to the Trust of approximately $211,000 and to Rare Earth of approximately $4,000.

In February 2017, the Trust started the process to sell 300 of its 401 Class B units to third party investors to further reduce IHT percentage ownership in the Yuma entity (see Note 28).

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

During the fiscal year ended January 31, 2016, there were 64 Class A units sold and 100 Class C units sold of the Tucson St. Mary’s entity for total proceeds of $640,000 attributable to Class A units sold and $1,000,000 attributable to Class C units sold. On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which the Trust received approximately $4.6 million in cash, net. The Trust used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. The Trust recognized a gain on the sale of property in the amount of approximately $2.4 million for the year ended January 31, 2016. As of January 31, 2017, the Partnership held a 100% ownership interest, or 88.5 Class B units, in the Tucson St. Mary’s entity.

8. PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of January 31, 2017 and 2016, hotel properties consisted of the following:

	2017	2016
Land	$4,438,079	$4,438,079
Building and improvements	25,458,137	24,781,738
Furniture, fixtures and equipment	6,521,257	5,317,036
Total hotel properties	36,417,473	34,536,853
Less accumulated depreciation	(17,022,739)	(15,226,820)
Hotel Properties in Service, net	19,394,734	19,310,033
Construction in progress	-	18,000
Hotel properties, net	$19,394,734	$19,328,033

As of January 31, 2017 and 2016, property, plant and equipment consisted of the following:

	2017	2016
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	852,332	645,657
Total property, plant and equipment	934,999	728,324
Less accumulated depreciation	(554,868)	(441,590)
Property, Plant and Equipment, net	$380,131	$286,734

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historic cost and are expected to be consumed within one year. As of January 31, 2017 and 2016, prepaid expenses and other current assets consisted of the following:

	2017	2016
Prepaid Assets	$48,922	$45,838
Tax and Insurance Escrow	58,790	40,639
Deposits	14,805	14,805
Prepaid Insurance	8,130	8,130
Prepaid Workman’s Compensation	43,054	17,903
Miscellaneous Prepaid Expenses	3,953	10
Total Prepaid Expenses and Current Assets	$177,654	$127,325

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2017 and 2016, accounts payable and accrued expenses consisted of the following:

	2017	2016
Accounts Payable	$1,025,749	$1,022,511
Accrued Salaries and Wages	257,259	214,654
Accrued Vacation	32,608	8,515
Income Tax Payable	20,000	239,244
Accrued Interest Payable	52,852	52,852
Advanced Customer Deposits	144,978	128,422
Accrued Property Taxes	190,533	206,467
Accrued Land Lease	98,175	66,334
Sales Tax Payable	163,772	239,244
Accrued Other	177,974	12,147
Total Accounts Payable and Accrued Expenses	$2,163,900	$2,190,390

11. MORTGAGE NOTES PAYABLE

At January 31, 2017 and 2016, the Trust had mortgage notes payable outstanding with respect to each of the Hotels except the Albuquerque property. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from August 2022 to November 2029. Weighted average annual interest rates on the mortgage notes payable for the fiscal years ended January 31, 2017 and 2016 were 4.65% and 4.71%, respectively.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31:

	2017	2016
Mortgage note payable, due in monthly installments of $36,835, including interest at Prime + 1.50% with a 4.75% floor per year (4.75% as of January 31, 2016), through August 22, 2024, plus a balloon payment of $3,585,591 in August 2024, secured by the Ontario property with a carrying value of $6.1 million at January 31, 2017.	5,233,046	5,408,942

Mortgage note payable, due in monthly installments of $26,312, including interest at 4.19% per year, through November 18, 2029, secured by the Tucson Oracle property with a carrying value of $6.8 million at January 31, 2017.	3,112,112	3,290,657

Mortgage note payable, due in monthly installments of $32,419, including interest at the prime rate plus one percentage point over the index, with a floor of 5.0% per year (5% per year as of January 31, 2015), through August 1, 2022 plus a balloon payment of $4,112,498 in September 2022, secured by the Yuma property with a carrying value of $5.1 million at January 31, 2017.	4,963,644	5,092,993

Totals:	$13,308,802	$13,792,592

The mortgage note payable secured by the Yuma hotel property is recourse to the Trust as a full guarantor. None of the other mortgage notes are recourse to the Partnership or the Trust.

On August 24, 2012, the Yuma entity entered into a $5,500,000 mortgage loan with 1st Bank Yuma to refinance the then existing term debt. The mortgage loan calls for a 10 year maturity date and an interest rate of the Wall Street Journal Prime Rate plus one percentage point, with a floor of 5.0% per year. Prepayment fees exist for refinancing this debt with another lender until the maturity date. As of January 31, 2017, the mortgage loan balance was approximately $4,977,000, net of a discount of approximately $13,000.

On August 22, 2014, the Ontario entity, a subsidiary of the Trust, entered into a $5,700,000 mortgage loan with Arizona Bank & Trust (the “AZB&T Agreement”) to refinance the then existing term debt. The AZB&T Agreement calls for a 10 year maturity date and an interest rate of 4.75% per annum fixed for the first five years and then variable at Wall Street Journal Prime + 1.50% with a 4.75% floor for the remaining 5 years of the term. Prepayment fees exist for refinancing this debt with another lender in the first three years. As of January 31, 2017, the mortgage loan balance was approximately $5,271,000, net of a discount of approximately $38,000.

On November 24, 2014, the Tucson Oracle entity entered into a $3,500,000 mortgage loan with Kansas State Bank of Manhattan to acquire the land associated with this property, re-finance the existing Tucson hotel loan first deed of trust and pay off other existing debt. This new loan lowered the interest rate for this property’s mortgage from 8.0% to 4.19% per annum. The $3,500,000 commercial real estate loan has a 15 year term with a 4.19% per annum fixed interest rate for five years, and adjusts annually based upon the Weekly Average Yield of the US Treasury Securities, with a 4.19% floor. The loan closed simultaneous to the land purchase. Rare Earth, the Partnership, the Trust, the Wirth Family Trust dated July 14, 2006 and James and Gail Wirth are joint guarantors. As of January 31, 2017, the mortgage loan balance was approximately $3,119,000, net of a discount of approximately $7,000.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On September 20, 2016, the Albuquerque entity entered into a $524,160 business loan, including $20,160 of loan fees which are classified as debt discount and amortized to interest expense over the term of the loan using the effective interest rate method, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with a maturity date of September 19, 2017. The Albuquerque Merchant Agreement includes a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2017, the business loan balance was approximately $285,000, net of a discount of approximately $10,000.

On October 17, 2016, the Yuma entity, a subsidiary of the Trust, entered into a $520,000 business loan, including $20,000 of loan fees which are classified as debt discount and amortized to interest expense over the term of the loan using the effective interest rate method, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of October 16, 2017. The Yuma Merchant Agreement includes a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of January 31, 2017, the business loan balance was approximately $316,000, net of a discount of approximately $13,000.

On December 19, 2016, Tucson Hospitality Properties LLLP, a subsidiary of the Trust, entered into a $438,880 business loan, including $16,880 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of December 18, 2017. The Tucson Oracle Merchant Agreement included a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of January 31, 2017, the business loan balance was approximately $393,000, net of a discount of approximately $14,000.

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four-year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of January 31, 2017, the non-revolving note payable balance was approximately $391,000.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest- only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of January 31, 2017, the business loan balance was approximately $285,000, net of a discount of approximately $5,000.

On May 3, 2016, the Trust and Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust entered into a $350,000 one-year line of credit with RepublicBank AZ, N.A. (the “RepublicBank AZ Agreement”). The Republic Bank AZ agreement includes acceleration provisions upon default. The funds may be used for working capital and is guaranteed by James Wirth, the Trust’s Chairman and CEO, Gail Wirth, the Trust’s Chairman and CEO’s spouse and the Wirth Family Trust Dated July 14, 2006. As of January 31, 2017, the line of credit balance was $350,000.

13. LINES OF CREDIT – RELATED PARTY

On January 1, 2012, Tucson Hospitality Properties LLLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bore interest at 7.0% per annum, was interest only quarterly and was amended on July 1, 2014 to extend the maturity date to March 31, 2015, and increased the maximum borrowing capacity from $1,000,000 to $1,400,000. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of January 31, 2017, the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full and was closed. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable.

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2017. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being $145,000 during the fiscal year ended January 31, 2017. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the fiscal years ended January 31, 2017 was $28,911 of expense, and for the fiscal year ended January 31, 2016 was $7,618 of expense and $5,761 of income.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a payable of $145,000, and a receivable of $5,761 at January 31, 2017 and 2016, respectively, all of which is considered a current receivable and liability.

14. OTHER NOTES PAYABLE

As of January 31, 2017 the Trust had approximately $18,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 13,162 Class A Partnership units in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through June 2019. As of January 31, 2016, the Trust had $54,690 in promissory notes outstanding to unrelated third parties arising from the repurchase of 75,629 Class A Partnership units in privately negotiated transactions and the repurchase of 68,265 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and require monthly payments through June 2019.

As of January 31, 2016, the Trust had $555,000 consisting of three notes payables to three separate individuals.

On June 20, 2016, the Trust and the Partnership together entered into a unsecured loan of $80,000 with Guy C. Hayden III (“Hayden Loan”). The Hayden loan is due on June 20, 2019 or on demand, whichever occurs first. The Hayden loan accrues interest at 7% and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all of part of these notes without any repayment penalties.

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

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2017 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE TO BANK	NOTES PAYABLE - RELATED PARTY	LENDING FROM AFFILIATES - RELATED PARTY	OTHER NOTES PAYABLE	TOTAL

2018	$511,483	$1,602,687	$145,000	$379,167	$565,737	$3,204,074
2019	536,327	276,946	-	-	5,106	818,379
2020	562,368	98,013	-	-	2,225	662,606
2021	588,066	-	-	-	-	588,066
2022	588,066	-	-	-	-	588,066
Thereafter	10,522,492	-	-	-	-	10,522,492
		$-
	$13,308,802	$1,977,646	$145,000	$379,167	$573,068	$16,383,683

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

For the years ended January 31, 2017 and 2016, the Trust repurchased 30,227 and 34,602 Shares of Beneficial Interest at an average price of $2.55 and $2.67 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 63,090 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

17. FEDERAL INCOME TAXES

In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust and subsidiaries have federal net operating loss carryforwards of approximately $10.9 million at January 31, 2017, having expiration dates ranging from fiscal years 2019 to 2033.

Total and net deferred income tax assets at January 31,	2017	2016
Net operating loss carryforwards	$4,040,000	$2,795,000
Bad debt allowance	(18,000)	(13,000)
Accrued expenses	84,000	76,000
Syndications	5,179,000	5,128,000
Prepaid insurance	30,000	23,000
Alternative minimum tax credit	91,000	91,000
Total deferred income tax assets	9,406,000	8,100,000

Deferred income tax liability associated with book/tax differences in hotel properties	(2,459,000)	(2,598,000)
Net deferred income tax asset	6,947,000	5,502,000
Valuation allowance	(6,947,000)	(5,502,000)
Net deferred income tax asset	$-	$-

Income taxes for the year ended January 31,	2017	2016
Current income tax provision (benefit)	(227,000)	96,000
Deferred income tax provision	-	-
Net income tax provision (benefit)	(227,000)	96,000

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2017:

Federal statutory rates	$(878,000)	(34%)
State income taxes	(196,000)	(8%)
Change in valuation allowance	1,445,000	56%
True-ups to prior year return	(593,000)	(23%)
Other	(5,000)	-%
Effective rate	$(227,000)	(9%)

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2016:

Federal statutory rates	$(112,000)	(34%)
State income taxes	(25,000)	(7%)
Change in valuation allowance	1,270,000	67%
True-ups to prior year return	(1,016,000)	(33%)
Other	(21,000)	1%
Effective rate	$96,000	(6%)

The true-ups to prior year return related primarily to the sale of syndication units in the Trust’s subsidiaries which are treated as equity transactions in the Trust’s financial statements but are taxed as capital gain transactions and total $75,000. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no accrued interest or penalties at January 31, 2017 and 2016.

18. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2017 and 2016, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.8% of the total outstanding Partnership units. As of January 31, 2017 and 2016, Mr. Wirth and his affiliates held 6,939,429 and 6,175,205, respectively, Shares of Beneficial Interest in the Trust, which represented 71.93% and 70.24%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2017 and 2016, the Trust owned 72.11% of the Partnership. As of January 31, 2017, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson, Arizona and a 51.48% interest in an InnSuites® hotel located in Ontario, California. The Trust also owned a direct 50.27% interest in one InnSuites® hotel located in Yuma, Arizona and owned a direct 50.91% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the Hotels and the two hotels owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the two hotels owned by affiliates of Mr. Wirth are set at 3.0% of room revenue and a monthly accounting fee of $2,000 per hotel. As of May 1, 2016, management fees increased to 5.0% of room revenues. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership.

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

On January 28, 2016, pursuant to a Securities Purchase Agreement, the Trust issued 60,000 Shares of Benefitic Interest to Rare Earth at a purchase price of $2,50 per share, for proceeds of $ 150,000 to the Trust. The transaction was approved by the Board of Trustees and the Audit Committee of the Turst. The issuance of the Shares of Beneficial Interest by the Trust to Rare Earth was made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

On July 23, 2013, the Trust entered into a Corporate Card Agreement (“Corporate Purchase Cards”) with American Express Travel Related Services Company, Inc. The Corporate Card Agreement distributed a total of nine purchase cards - one to each of the four respective Hotels, one to the Trust, and one to each of the two respective hotels owned by affiliates of James F. Wirth. The Corporate Purchase Cards, with a total limit of $50,000, includes insignificant annual fees and $0 of interest per annum. Payments are due monthly. The Corporate Card Agreement may be cancelled by either party with 30-days written notice. Pamela J. Barnhill, the Trust’s President and Vice Chairperson and daughter of Mr. Wirth, initiated the nine purchase cards. As of January 31, 2017 and 2016, the Trust’s portion of the Corporate Purchase Cards balance was approximately $115,000 and $86,000, respectively.

As of January 31, 2017 and 2016, the Trust paid Berg Investment Advisors $0 and $3,000, respectively, for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

On September 25, 2013, the Trust entered into a revenue sharing agreement with Independent Lodging Industry Association (“ILIA”). In 2014, the Trust President, Ms. Pamela Barnhill, became President of ILIA. The revenue sharing agreement states that of the 10% IBC fees collected from ILIA hotels, 3% will be remitted back to ILIA from February, 2015 through June, 2015, 2% will be remitted back to ILIA from July, 2015 through December, 2015, and 1% will be remitted back to ILIA from January, 2016 through June, 2016. As of January 31, 2017 and 2016 no fees have been remitted or accrued related to the ILIA revenue sharing agreement.

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

InnSuites Hotels has entered into membership agreements with Best Western for four of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $575,000 and $483,000 for fiscal years ended January 31, 2017 and 2016, respectively.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 32% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2017 and accrue interest of 7.0%. During the fiscal year ended January 31, 2016, the Trust received $3,696 and $3,489 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2017, the Lending from Affiliate – Related Party balance was $19,483 and $359,684 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2016, the Advances to Affiliate – Related Party receivable balance was $473,696 and $498,488 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort, LLC, respectively.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments and the associated carrying value recognized in the accompanying consolidated balance sheets at January 31, 2017 and 2016:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$13,367,706	$13,473,018	$13,792,592	$13,909,744
Notes payable to banks	$2,019,758	$2,019,758	$932,289	$932,289
Other notes payable	$18,069	$18,195	$54,691	$60,963

20. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2017	2016
Cash paid for interest	$743,932	$906,340

Cash paid for income taxes	$-	$57,719

Purchase of IVH with issuance of shares of beneficial interest	$-	$200,000

Payment of mortgage directly from proceeds from sale of the Tucson St. Mary's Property	$-	$4,712,611

21. COMMITMENTS AND CONTINGENCIES

Leases:

The Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground lease for the fiscal years ended January 31, 2017 and 2016 was $147,587 and $137,716, respectively

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expires in 2017 and has been extended on a month-to-month basis. The Trust recorded $30,271 and $29,206 of general and administrative expense related to the lease during fiscal years 2017 and 2016, respectively. The lease included a base rent charge of $31,994 for the first lease year beginning in fiscal year 2014, with annual increases to a final year base rent of $34,120 for lease year ending in fiscal year 2017. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under these non-cancelable ground lease and office lease are as follows:

Fiscal Year Ending
2018	128,000
2019	114,000
2020	114,000
2021	114,000
2022	114,000
Thereafter	5,473,000
Total	$6,057,000

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the fiscal years 2017 and 2016, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for four of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $575,000 and $483,000 for fiscal years ended January 31, 2017 and 2016, respectively.

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

Cash and Equity Bonuses

Fiscal 2017– Short-Term Cash and Equity Bonus Program

To provide incentive to get hotel operations off to a strong start for the then-current fiscal year starting February 1, 2016, on February 22, 2016, the Committee adopted an incentive bonus program for the Executives based on the targeted gross operating profit of approximately $402,000 and approximately $395,000 (i.e., total revenues less operating expenses) (the “Target GOP”) for February 2016 and March 2016, the first two months of the fiscal year. The program provided that if the Target GOP were achieved or exceeded, each Executive would be entitled to a bonus consisting of cash and Shares of Beneficial Interest of the Trust in the amounts set forth below:

Executive Officer	Cash	Equity
Pamela J. Barnhill	$10,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$2,500	2,500 Shares of Beneficial Interest
Adam B. Remis	$5,000	5,000 Shares of Beneficial Interest

In February 2016 and March 2016, the Target GOP were achieved and each of the Executives received the cash and equity bonuses listed above.

Fiscal 2017– Full Year Cash and Equity Bonus Program

On February 22, 2016, the Committee adopted an incentive bonus program for the Executives for the fiscal year ended January 31, 2017 (the “2017 Fiscal Year Bonus Program”). Under the 2017 Fiscal Year Bonus Program, an Executive were to be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust up to the maximum amount set forth below upon the achievement by the Executive of performance-based objectives, which included revenue, gross operating profit and strategy for the hotel and IBC/IVH divisions and/or at the discretion of the Committee.

Executive Officer	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

Fiscal 2017– Payouts Under Short-Term and Full Year Cash and Equity Bonus Programs

On January 24, 2017, the Compensation Committee exercised negative discretion, based on the Trust’s financial condition and its limited cash flow in fiscal 2017, and the Compensation Committee and the Board of Trustees approved the following payouts for the Executives based on the performance of the Trust and the Executives. The payouts were accrued as of January 31, 2017 and paid to the Executives in February 2017.

Executive	Cash	Equity
Pamela J. Barnhill	$5,000	3,000 Shares of Beneficial Interest
Marc E. Berg	$1,000	750 Shares of Beneficial Interest
Adam B. Remis	$2,000	1,500 Shares of Beneficial Interest

Generally, granted options expire 10 years from the date of grant, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted in fiscal year 2017 or 2016, and no options were outstanding as of January 31, 2017 and 2016. The Plan currently has 1,000,000 options available to grant. See Note 26 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2017, have been issued.

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

Information relative to the Trust’s reportable segments is as follows:

BALANCE SHEET	JANUARY 31, 2017
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$20,708,359	$1,464,473	$22,172,832
Total Liabilities	15,280,624	3,266,959	18,547,583
Fixed Assets, Net	19,552,396	222,469	19,774,865

STATEMENT OF OPERATIONS	TWELVE MONTHS ENDED JANUARY 31, 2017
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$12,548,903	$666,730	$13,215,633
Loss From Operations	(925,564)	(1,162,946)	(2,088,510)

BALANCE SHEET	JANUARY 31, 2016
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$22,728,621	$1,212,068	$23,940,689
Total Liabilities	15,145,321	1,824,639	16,969,960
Fixed Assets, Net	19,479,148	135,619	19,614,767

STATEMENT OF OPERATIONS	TWELVE MONTHS ENDED JANUARY 31, 2016
CONTINUING OPERATIONS	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$11,413,992	$202,775	$11,616,767
Loss From Operations	(391,770)	(286,534)	(678,304)

24. SALE OF TUCSON SAINT MARY’S SUITE HOSPITALITY PROPERTY

On October 14, 2015, the Trust sold its Tucson St. Mary’s hotel to an unrelated third party for approximately $9.7 million, which the Trust received approximately $4.6 million in cash. The Trust used $4.7 million of the proceeds to satisfy its mortgage note payable on the property, approximately $379,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. The Trust recognized a gain on sale of property in the amount of approximately $2.4 million for the year ended January 31, 2016. For the twelve months ended January 31, 2016, Tucson St. Mary’s had approximately $2,855,000 of revenue, and approximately $3,376,000 of operating expenses. As of January 31, 2016, Tucson St. Mary’s had approximately $14,648 of current assets consisting primarily of cash and receivables, and approximately $27,000 of current liabilities consisting of accounts payables and accrued expenses. During the twelve months ended January 31, 2016, and January 31, 2015, depreciation/amortization and capital expenses were approximately $233,000 and $341,000, respectively. In addition, there were no significant non-cash operating and investing activities during such period. See our Note 7 – “Sale of Ownership Interests in Tucson St Mary’s Suite Hospitality” for information about investing activities during the year ended January 31, 2016 for the Tucson St Mary’s hotel.

25. DISCONTINUED OPERATIONS

The Trust has recognized the sale of the Tucson St. Mary’s hotel as discontinued operations. After the sale of this asset, the Trust incurred some additional minor expenses which are presented below. Discontinued operations for the fiscal years ended January 31, 2017 and 2016 primarily consists of the Tucson St. Mary’s hotel operational revenues and expenses and does not include the sale proceeds and profit from the sale of our Tucson St. Mary’s hotel. Historical results of the Tucson St. Mary’s hotel has been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the Hotel properties. As of May 1, 2016, the Trust has listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold and the Trust no longer deems a sale to be probable. The Trust continues to list these properties with local real estate hotel brokers and, we believe, that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our basis of presentation since October 31, 2016.

The following financial information presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for the fiscal years ended January 31, 2017 and January 31, 2016 as well as the consolidated statements of operations for the fiscal years ended January 31, 2017 and January 31, 2016.

	DISCONTINUED OPERATIONS
	JANUARY 31, 2017	JANUARY 31, 2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$2,153
Accounts Receivable	-	12,495
Total Current Assets of Discontinued Operations	-	14,648
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$14,648

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$-	$27,246
Total Current Liabilities of Discontinued Operations	-	27,246
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$-	$27,246

	DISCONTINUED OPERATIONS
	YEARS ENDED
	JANUARY 31,
	2017	2016

REVENUE
Room	$-	$2,172,153
Food and Beverage	-	658,881
Other	-	23,611
TOTAL REVENUE	-	2,854,645

OPERATING EXPENSES
Room	-	977,299
Food and Beverage	-	545,575
Telecommunications	-	1,947
General and Administrative	36,028	288,274
Sales and Marketing	-	158,594
Repairs and Maintenance	-	246,591
Hospitality	-	182,872
Utilities	-	438,164
Hotel Property Depreciation	-	232,661
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	159,284
Other	-	6,528
TOTAL OPERATING EXPENSES	36,028	3,237,789
OPERATING LOSS	(36,028)	(383,144)
Interest on Mortgage Notes Payable	-	106,119
Interest on Notes Payable to Banks	-	32,105
TOTAL INTEREST EXPENSE	-	138,224
CONSOLIDATED NET LOSS BEFORE DISCONTINUED OPERATIONS, NET OF NON-CONTROLLING INTEREST	$(36,028)	$(521,368)

	YEARS ENDED
	JANUARY 31,
	2017	2016

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$(2,153)	$2,174,626

NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$-	$(3,422,911)

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

On February 5, 2015, the Board of Trustees of the Trust granted to Pamela Barnhill, President, Vice Chairperson of the Board of Trustees and Chief Operating Officer of the Trust and IBC Hotels Founder and President, pursuant to the 2015 Plan and 2015 Plan Agreement, an option to purchase of 1,000,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust granted to James Wirth, Chairman of the Board of Trustees and Chief Executive Officer of the Trust, Marc Berg, Executive Vice President and Trustee and Adam Remis, Chief Financial Officer of the Trust, pursuant to the Trust’s 2015 Plan and 2015 Plan Agreement, each an option of the Trust to purchase 60,000 Shares of Beneficial Interest of the Trust. On April 24, 2015, the Board of Trustees of the Trust also granted to each of our Trustees who are expected to continue to serve on the Board of Trustees through the vesting period, an option to purchase 10,000 Shares of Beneficial Interest of the Trust and also granted to key operational staff options to purchase Shares of Beneficial Interest. The number of options granted to each key operational staff was based on InnSuites employment history and their direct IBC Hotels involvement. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016 subject to shareholder approval which has not occurred yet and may not occur depending upon management evaluation of the accounting and legal implications of the 2015 Plan. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized and are not considered outstanding as shareholder approval is not perfunctory. Our executive officers did not actually receive any shares pursuant to their stock option grants as we determined that the cost of the stock options would have been too high to the Trust due to required accounting charges and worked with our executive officers to rescind the grants, with all of our executive officers voluntarily surrendering their stock options to the Trust, without any consideration, in fiscal year 2017.

On April 24, 2015, pursuant to the 2015 Plan (which has since been terminated), the Board of Trustees granted to each of our [non-employee] Trustees who were expected to continue to serve on the Board of Trustees through the vesting period (that is, all Trustees listed in the table above other than Mr. Pelegrin), options to purchase 10,000 Shares of Beneficial Interest of the Trust. Vesting terms depended upon successful completion of performance goals over a three-year period. The options were subject to shareholder approval of the 2015 Plan. The Trustee Compensation Table does not include these options. As described above, our Trustees did not actually receive any shares pursuant to these stock option grants, as we determined that the cost of the stock options would have been too high to the Trust due to required accounting charges, and our Compensation Committee rescinded the grants (without any consideration to our Trustees) in fiscal year 2017. The aggregate grant date fair value of these options was not computed in accordance with FASB ASC Topic 718 for the purposes of the Trustee Compensation Table due to unreasonable efforts and expense. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. The Option Awards were issued to a few Trust employees and were valued as $0 as each award required shareholder approval. After issuance, the shareholder approval was deemed not perfunctory and each of the Trust employees rescinded their awards and therefore Option Award amounts are not included in the Trustee Compensation table listed above.

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

Supplemental Pro Forma Information for Acquisition of International Vacation Hotels (unaudited)

The following unaudited supplemental pro forma information for the year ended January 31, 2016, assumes the acquisition of International Vacation Hotels had occurred as of February 1, 2016 and 2015, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had International Vacation Hotels been operated as part of the Trust since February 1, 2016 and 2015.

	Year Ended January 31, 2016
	As Reported	Pro Forma (unaudited)
Revenues	$11,616,767	$12,616,499
Consolidated Net Loss	$339,440	$468,513
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(92,676)	$(92,676)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$432,116	$432,116
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.18)	$(0.18)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$0.22	$0.22
NET LOSS PER SHARE PER SHARE TOTAL - BASIC	$0.04	$0.04
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.12)	$(0.12)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$0.15	$0.15
NET LOSS PER SHARE PER SHARE TOTAL - DILUTED	$0.03	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	8,269,827	8,269,827
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	11,953,896	11,953,896

Intangible Assets

Amortizable intangible assets consist of the following:

	January 31, 2017
	Amount	Accumulated Amortization	Net Amount	Useful Lives (years)
Marketing Related Intangibles	$100,000	$10,000	$90,000	10
Customer Base	400,000	57,000	343,000	7
Total:	$500,000	$67,000	$433,000

Thes Trust recorded amortization expense of $67,000 for the year ended January 31, 2017.

Goodwill

There were no changes in the carrying value of the Trust’s goodwill for the year ended January 31, 2017.

28. SUBSEQUENT EVENTS

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement included in Exhibit 10.1 of the SEC Form 8-K Current Event filed on February 21, 2017 with Rare Earth to allow for the sale of non-controlling partnership units in Yuma Hospitality Properties LP (“Yuma”) for $10,000 per unit, which operates the Yuma InnSuites Best Western Hotel & Suites hotel property, a 166 unit hotel in Yuma, Arizona (the “Property”). Rare Earth and IHT are restructuring the Yuma Partnership Interest from General Partner majority-owned to accredited investor majority-owned. Total interests outstanding will remain unchanged at 800 with Class A, Class B and Class C Limited Liability Limited Partnership Interests (referred to collectively as “Interests”) restructured with the Yuma Partnership purchasing 300 existing IHT Class B Interests and reissuing 300 Class A units to accredited investors as Class A Interests causing Yuma to offer and sell up to approximately 300 Class A (2017 series) Interests. Rare Earth, as a General Partner of Yuma, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE MKT Company Guide. From February 1, 2017 – April 25, 2017, the Trust has sold approximately $1,470,000 of non-controlling partnership units in Yuma. As of the filing of this Annual Report on Form 10-K, no shares were issued related to the sale of these units.

On February 28, 2017, the Trust entered into a Securities Purchase Agreement (the “Agreement”) for the sale of 111,111 Shares of Beneficial Interest of the Trust, at a purchase price of $1.80 per Share, for the aggregate proceeds of $200,000 to the Trust. Pursuant to the Agreement, Rare Earth, whose managing member is James F. Wirth, the Chairman and Chief Executive Officer of the Trust, purchased 55,556 Shares of Beneficial Interest of the Trust and a Charles E Strickland purchase the remaining 55,555 Shares of Beneficial Interest. Rare Earth is wholly owned by Mr. Wirth and his family members, including Pamela Barnhill, Vice Chairperson and President of the Trust. On February 28, 2017, the closing price of Shares of Beneficial Interest of the Trust on the NYSE MKT was $1.80 per Share. The Trust’s Board and Audit Committee of the Trust approved this offering as part of the Trust’s NYSE Equity Enhancement Plan. As of the filing of this Annual Report on Form 10-K, no shares were issued related to the sale of these units.

We have evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto, other than as disclosed above.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2017.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control-Integrated Framework 2013 (“Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using those COSO Framework, our management concluded that at January 31, 2017 the Trust’s internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

Management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2017 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Name	Principal Occupations During Past Five Years, Age as of April 15, 2017 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2019

Leslie (Les) T. Kutasi(1)(2)(3)(4)

Founder and President of Trend-Tex International, a multi-line textile sales and marketing company, since 2000. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996 and Director of Sales of Lorber Industries from 1988 to 1989. Mr. Kutasi has been a member of World Presidents Organization Inc. (WPO Arizona) since 2006. Age: 66.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013
James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust until February 1, 2012. Manager and primary owner (together with his affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 71.

Mr. Wirth has significant real estate and hotel industry experience and extensive experience with the Trust. He also has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for nearly 20 years.

January 30, 1998

Trustees Whose Terms Expire in 2018

Marc E. Berg

Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President – Acquisitions of the Trust from December 16, 1998 to February 10, 1999. Consultant to InnSuites Hotels, a subsidiary of the Trust, since 1989.

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

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions. In addition, Mr. Berg has served on our Board for nearly 20 years. Age: 64.

January 30, 1998

Jessie Ronnie (“JR”) Chase (3)

President and owner of Park Avenue Investments, a real estate investment firm since 2000. From 1993 – 2003, Mr. Chase provided investor and management expertise to InnSuites Hotels, a subsidiary of the Trust.

With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, Mr. Chase brings to our Board wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 66.

December 22, 2015

Trustees Whose Terms Expire in 2017
Pamela J. Barnhill

Vice Chairperson of the Board of Trustees since March 24, 2014 and President and Chief Operating Officer of the Trust since February 1, 2012. Ms. Barnhill joined the Trust in 2002 as General Manager and progressed with the Trust through roles in revenue management, operations, sales and trademark licensing. Prior to joining the Trust, Ms. Barnhill’s career included roles with Motorola Semiconductor, Franchise Finance Corporation of America (FFCA) and Pittiglio, Rabin, Todd & McGrath (PRTM) Management Consulting. She has served as a Board Member for the Independent Lodging Industry Association since 2011. She earned a Masters of Business Administration (MBA) from Carnegie Mellon University, and a Bachelor of Arts in Economics and Mathematics cum laude with honors from the University of Arizona. Age: 42.

Ms. Barnhill has extensive knowledge and expertise in sales, marketing and our operations. As President of the Trust and leading the IBC Hotels efforts, Ms. Barnhill brings a unique perspective to our Board of Trustees.

March 24, 2014

Cynthia Ketcherside (1)(2)(3)(6)

Ms. Ketcherside has more than 25 years of executive management experience. Experience evolved from sales and marketing management positions into the position as President and Chief Executive Officer of Ms. Ketcherside’s family business, in which role she oversaw the operations and negotiated the sale of the business to a national company. Since September 2011, Ms. Ketcherside has served as Director of Business Development for Vantage Mobility International, a manufacturer of wheelchair van conversions. Prior to Vantage Mobility International, Ms. Ketcherside was the Executive Director and Chief Executive Officer of notMYkid, a non-profit organization. From January 2005 – February 2010, Ms. Ketcherside was Managing Director of JC’s Glass, a family business which was sold to IGD Industries – Safelite. Age: 58.

Ms. Ketcherside’s sales and marketing expertise is valuable to us, particularly with regard to IBC Hotels.

March 24, 2014

Steven S. Robson(1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 61.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more nearly 20 years.

June 16, 1998

1	Member of the Audit Committee.
2	Member of the Compensation Committee.
3	Member of the Governance and Nominating Committee.
4	Chair of the Audit Committee.
5	Chair of the Compensation Committee.
6	Chair of the Governance and Nominating Committee.

Other Executive Officers

Adam B. Remis, MSIM, CPA, CISA	Chief Financial Officer of the Trust since March 18, 2013. Mr. Remis has over 20 years of combined accounting, audit, tax and technology consulting experience. His clients have included Palm, Pioneer North America, Meritage Homes, Mesa Airlines, Choice Hotels and InnSuites. From September 2008 to March 2013, Mr. Remis served as Senior Manager at Khalsa McBrearty Accountancy, LP, where he managed financial audit and tax compliance engagements. From April 2006 to September 2008, he served as Director of Technology – Internal Audit at American Express, leading a team of auditors to review information systems and technology infrastructure controls, and from 2002 to April 2006, Mr. Remis was Engagement Manager at Jefferson Wells, where he managed Sarbanes-Oxley engagements. Prior to that, he was at Deloitte & Touche. Mr. Remis has a Master of Science in Information Management from Arizona State University and a Bachelor of Science degree in Quantitative Economic Decision Sciences from the University of California, San Diego. In February 1997, Mr. Remis became a CPA and was admitted to practice in the State of Arizona. He also holds a Certified Information Systems Auditor (CISA) certification from the Information Systems Audit and Controls Association (“ISACA”). Mr. Remis has previously served as President of the local Arizona chapter of ISACA and continues to serve as a member of its Board of Directors. Age: 49.

Ms. Barnhill, our Vice-Chairperson of the Board, President and Chief Operating Officer, is Mr. Wirth’s daughter. There are no other family relationships that require disclosure pursuant to the SEC’s rules, and none of our Trustees or executive officers were nominated, elected or appointed to their positions pursuant to any arrangement or understanding between them and any other person.

We request that all of our Trustees attend our Annual Meetings of Shareholders. All Trustees were present at the 2016 Annual Meeting of Shareholders. All incumbent Trustees attended 100% of the meetings held by the Board of Trustees and the Committees on which the Trustee served during fiscal year 2017. In addition, the independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management.

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

The Governance and Nominating Committee will consider shareholder recommendations for Trustee nominees. A shareholder who wishes to suggest a Trustee nominee for consideration by the Governance and Nominating Committee should send a resume of the nominee’s business experience and background to Ms. Ketcherside, Chairperson of the Governance and Nominating Committee, InnSuites Hospitality Trust, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020. The mailing envelope and letter must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board of Trustees Nominee.”

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

Date of 2017 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2017 Annual Meeting will be held in the last fiscal quarter ending January 31, 2018. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2017 Annual Meeting will be on or before August 18, 2017, unless the date of the 2017 Annual Meeting changes by more than 30 days from the date of the 2016 Annual Meeting, in which case the deadline will be a reasonable time before we begin the printing and mailing of our proxy materials for the 2017 Annual Meeting. A shareholder who wishes to present a proposal at the 2017 Annual Meeting, but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before November 1, 2017, unless the date of the 2017 Annual Meeting changes by more than 30 days from the 2016 Annual Meeting date, in which case we must receive a notice of the proposal a reasonable time before we send our proxy materials for the 2017 Annual Meeting. When the date for the 2017 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four times during fiscal year 2017.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the fiscal years ended January 31, 2017 and 2016 with the management of the Trust. In addition, the Audit Committee has discussed with Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall & Company”), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from Hall & Company required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with Hall & Company its independence from the Trust, including the compatibility of any non-audit services with Hall & Company’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the fiscal year ended January 31, 2017.

By the Audit Committee of the Board of Trustees:

Les T. Kutasi, Chairman

Steven S. Robson

Cynthia Ketcherside

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions. We have posted our Code of Ethics for Senior Financial Officers on our website at www.innsuitestrust.com. We intend to satisfy all SEC and NYSE MKT disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions, by posting such information on our website unless the NYSE MKT requires a Form 8-K. In addition, we have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and Trustees. It is also available on our website at www.innsuitestrust.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Trustees, executive officers and beneficial holders of more than 10% of our Shares to file with the SEC initial reports of ownership and reports of subsequent changes in ownership. The SEC has established specific due dates for these reports, and we are required to disclose any late filings or failures to file during the last fiscal year.

One Section 16(a) report was inadvertently filed untimely: Mr. Berg’s Form 4 filed on May 17, 2016 reporting a purchase on May 10, 2016.

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the fiscal year ended January 31, 2017, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during fiscal year 2017. Our executive officers are James F. Wirth, Chairman of the Board and Chief Executive Officer, Pamela J. Barnhill, President, Chief Operating Officer, Vice Chairperson, and Trustee, Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee, and Adam B. Remis, Chief Financial Officer (referred to below as our “executive officers”).

Overview of the Compensation Committee

The Compensation Committee of the Board of Trustees currently consists of three independent Trustees. The Committee sets the principles and strategies that serve to guide the design of the compensation programs for our executive officers. The Committee annually evaluates the performance of our executive officers. Taking into consideration the factors set forth below, the Committee then approves their compensation levels, including any bonuses. The Committee does not use an independent compensation consultant to assist it with its responsibilities. The Committee does consider input from the Chief Executive Officer when determining compensation for the other executive officers.

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

Compensation for our executive officers has two main monetary components, salary and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for fiscal year 2017, the bonus component consisted of cash and share bonuses that were intended to incentivize performance, as described below.

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

On February 22, 2016, in recognition of their contributions to the Trust and market conditions, the Compensation Committee approved an increase in the annual base salaries of our executives other than Mr. Wirth (individually, an “Executive” and collectively, the “Executives”). The salary increases were effective as of February 1, 2016. Specifically, the Compensation Committee increased Ms. Barnhill’s annual base salary from $120,000 to $150,000, Mr. Berg’s annual base salary from $98,000 to $102,000, and Mr. Remis’s annual base salary from $139,000 to $147,500. These salary increases were the first increases since February 23, 2013 for Ms. Barnhill and March 15, 2008 for Mr. Berg. Mr. Remis’s annual base salary when he started with the Trust was $139,000. During fiscal year 2017 and 2016, Mr. Berg voluntarily reduced his salary to $65,910 and $60,308, respectively, in both cases by reducing the number of hours worked per year.

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for fiscal years 2017 and 2016, Mr. Wirth’s annual base salary remained set at $153,000. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary. During fiscal years in 2017 and 2016, Mr. Wirth voluntarily reduced his salary to $123,577 and $71,538, respectively, in both cases by reducing the number of hours worked per year.

Cash and Equity Bonuses

Fiscal 2017– Short-Term Cash and Equity Bonus Program

To provide incentive to get hotel operations off to a strong start for the then-current fiscal year starting February 1, 2016, on February 22, 2016, the Committee adopted an incentive bonus program for the Executives based on the targeted gross operating profit of approximately $402,000 and approximately $395,000 (i.e., total revenues less operating expenses) (the “Target GOP”) for February 2016 and March 2016, the first two months of the fiscal year. The program provided that if the Target GOP were achieved or exceeded, each Executive would be entitled to a bonus consisting of cash and Shares of Beneficial Interest of the Trust in the amounts set forth below:

Executive Officer	Cash	Equity
Pamela J. Barnhill	$10,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$2,500	2,500 Shares of Beneficial Interest
Adam B. Remis	$5,000	5,000 Shares of Beneficial Interest

In February 2016 and March 2016, the Target GOP were achieved and each of the Executives received the cash and equity bonuses listed above.

Fiscal 2017– Full Year Cash and Equity Bonus Program

On February 22, 2016, the Committee also adopted an incentive bonus program for the Executives for the fiscal year ended January 31, 2017 (the “2017 Fiscal Year Bonus Program”). Under the 2017 Fiscal Year Bonus Program, an Executive were to be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust up to the maximum amount set forth below upon the achievement by the Executive of performance-based objectives, which included revenue, gross operating profit and strategy for the hotel and IBC/IVH divisions and/or at the discretion of the Committee.

Executive Officer	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

Fiscal 2017– Payouts Under Short-Term and Full Year Cash and Equity Bonus Programs

On January 24, 2017, the Compensation Committee exercised negative discretion, based on the Trust’s financial condition and its limited cash flow in fiscal 2017, and the Compensation Committee and the Board of Trustees approved the following payouts for the Executives based on the performance of the Trust and the Executives. The payouts were accrued as of January 31, 2017 and paid to the Executives in February 2017.

Executive	Cash	Equity
Pamela J. Barnhill	$5,000	3,000 Shares of Beneficial Interest
Marc E. Berg	$1,000	750 Shares of Beneficial Interest
Adam B. Remis	$2,000	1,500 Shares of Beneficial Interest

Fiscal 2018 Bonuses

Fiscal 2018– Short-Term Cash and Equity Bonus Program

On January 24, 2017, the Compensation Committee and the Board, with the advice from Mr. Wirth, our Chairman and Chief Executive Officer, authorized the following additional bonuses for the Executives, up to the maximum amounts listed below, which may be earned based on the growth and financial developments of IBC Hotels during the period from February 1, 2017 through May 31, 2017 and the Trust’s cash availability, with such bonuses, if any, to be paid before January 31, 2018.

Executive	Cash	Equity
Pamela J. Barnhill	$5,000	3,000 Shares of Beneficial Interest
Marc E. Berg	$1,000	750 Shares of Beneficial Interest
Adam B. Remis	$2,000	1,500 Shares of Beneficial Interest

In addition, the Compensation Committee and the Board, with the advice from Mr. Wirth, our Chairman and Chief Executive Officer, also authorized the following bonuses for the Executives, up to the maximum amounts listed below, which may be earned based on the IBC Hotels division growth and financial developments during the period from June 1, 2017 through December 31, 2017 and the Trust’s cash availability, with such bonuses, if any, to be paid before January 31, 2018.

Executive	Cash	Equity
Pamela J. Barnhill	$10,000	4,000 Shares of Beneficial Interest
Marc E. Berg	$2,000	1,000 Shares of Beneficial Interest
Adam B. Remis	$4,000	2,000 Shares of Beneficial Interest

Fiscal 2018– Full Year Cash and Equity Bonus Program

On January 24, 2017, the Compensation Committee also adopted an incentive bonus program for the Executives for the full fiscal year ending January 31, 2018 (the “2018 Fiscal Year Bonus Program”). Under the 2018 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust, up to the maximum amounts set forth below, upon the achievement by the Executive of performance-based objectives which will be established by March 31, 2017.

Executive	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

[The bonuses discussed above are discretionary.]

Fiscal 2018-2019–IBC Bonuses

IBC Hotels Inc., a wholly owned subsidiary of the Trust, plans to explore financial and strategic options for the subsidiary and has engaged an investment banker to assist. There is no assurance that any transaction will be completed.

In the event of the sale, capital infusion, or a liquidity event involving substantially all the stock and/or assets of IBC, our technology division, by January 31, 2019, at the meetings held on January 24, 2017, the Compensation Committee and the Board of Trustees authorized the following bonuses (“IBC Bonuses”) to the Executives:

●	Ms. Barnhill will be entitled to receive an amount equal to 10% of the gross sale or transfer price over and above the initial value of IBC of $3,000,000 (the “Starting Value”) or 10% of the capital raised.

●	Mr. Berg will be entitled to receive a bonus of 10% of the amount paid to Ms. Barnhill.

●	Mr. Remis will be entitled to receive a bonus of 25% of the amount paid to Ms. Barnhill or similar amount. The Compensation Committee has expressly reserved the right to award to Mr. Remis an amount in the range of 20% to 40% of the amount paid to Ms. Barnhill.

In addition, if Ms. Barnhill procures the purchaser or investor for IBC or otherwise is a key contributor in the sale of IBC, Ms. Barnhill will be entitled to an additional IBC Bonus of 3% of the gross sale. Pursuant to the IBC Bonus Agreement, Ms. Barnhill is required to identify in writing to Mr. Wirth, or Chairman and Chief Executive Officer, the purchasers induced by her to make an offer to IBC prior to due diligence. For those purchasers or investors for whom Ms. Barnhill asserts she is a key contributor, Ms. Barnhill is similarly required to state in writing to Mr. Wirth, our Chairman and Chief Executive Officer, prior to the Closing Date that she is a key contributor.

Pursuant to the IBC Bonus Agreement, (i) upon completion of any cash transaction, IBC are payable to the Executives in a cash lump sum; (ii) IBC Bonuses are payable in stock if the sale is an exchange for stock; and (iii) IBC Bonuses are payable as a combination of cash and stock in the event of a sale or liquidity event involving both cash and stock, with the configuration of such combination to be in the reasonable discretion of Ms. Barnhill (with Barnhill deciding for all Executives).

Subject to the terms of their bonus agreement, the Executives will be entitled to receive IBC Bonuses if the Executives remain in the continuous employ of the Trust until the date of consummation of a sale, capital infusion and/or liquidity event (the “Closing Date”) and (ii) such sale, capital infusion and/or liquidity event occurs prior to the IBC Bonus program termination date of January 31, 2019. If an Executive’s employment with the Trust terminates without cause prior to the Closing Date and/or a sale or liquidity event does not occur before January 31, 2019, the Executive will not be entitled to receive an IBC Bonus.

Under the IBC bonus agreement, “termination without cause” means termination by the Trust other than because of: (i) willful refusal by the Executive to follow lawful directives of the President the Company or the Board of Trustees, which are consistent with the scope and nature of the Executive’s duties and responsibilities; (ii) the Executive’s conviction of, or plea of guilty or nolo contendere to, a felony or of any crime involving moral turpitude, fraud or embezzlement; (iii) the Executive’s gross negligence or willful misconduct resulting in a material loss to the Trust or any of its subsidiaries, or material damage to the reputation of the Trust or any of its subsidiaries; (iv) any material breach by the Executive of any one or more of the covenants contained in any proprietary interest protection, confidentiality, non-competition or non-solicitation agreement with the Trust; or (v) any violation of any statutory or common law duty of loyalty to the Trust or any of its subsidiaries.

The Executive’s IBC Bonus is subject to a clawback if the Executive fails to disclose any prior business dealings or relationships with the acquiring entity of IBC. This provision is intended to prevent the Executives from self-dealing or undermining the value of IBC.

Fiscal 2017 - Performance-Based Cash Bonuses

Our executive officers are eligible to receive cash bonuses under the General Manager Bonus Plan equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general managers receive a bonus based on the achievement of budgeted gross operating profit (total revenues less operating expenses) (“GOP”) at their hotel on a quarterly and annual basis. Under the plan, if the hotel’s actual quarterly and annual GOP exceeds the budgeted GOP, each general manager is eligible for a potential maximum annual bonus of $20,000, consisting of a potential maximum quarterly bonus of $2,000 per quarter and a potential maximum year-end bonus of $12,000, a potential maximum year-end bonus of $12,000, a risk management bonus of $1,000 and a discretionary excellent property score inspection from Best Western of $1,000.”

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$12,000

In fiscal year 2017, each of our executive officers received an annual cash bonus equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general manager aggregate cash bonuses for fiscal year 2017 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter	$6,500
Second Quarter	$4,000
Third Quarter	$3,900
Fourth Quarter	$3,500
Year End	$25,000

Accordingly, each of our executive officers received a cash bonus of $6,435 for fiscal year 2016 but $4,275 was paid during fiscal year 2017 to each officer.

Fiscal Year 2016 – Performance-Based Stock Options

Effective February 5, 2015, our Board of Trustees adopted, subject to shareholder approval, the InnSuites Hospitality Trust 2015 Equity Incentive Plan (the “2015 Plan”), under which up to 1,600,000 Shares of Beneficial Interest of the Trust were authorized to be issued pursuant to grants of stock options and other awards. The purpose of the 2015 Plan and the awards described below was to promote the interests of the Trust and its shareholders by providing certain employees and members of the Board of Trustees, who are largely responsible for the management and growth of the subsidiary of the Trust, IBC Hotels, LLC (“IBC Hotels”), with incentives and rewards to encourage them to continue in the service of the Trust.

Our executive officers did not actually receive any shares pursuant to the stock option grants described below, as we determined that the cost of the stock options would have been too high to the Trust due to required accounting charges and worked with our executive officers to rescind the grants, with all of our executive officers voluntarily surrendering their stock options to the Trust, without any consideration, in fiscal year 2017.

On February 5, 2015, pursuant to the 2015 Plan, our Board of Trustees granted to Ms. Barnhill four-year options to purchase 1,000,000 Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per Share, which were to be exercisable to the extent the options vested and GAAP pre-tax profits of IBC Hotels were greater than or equal to the performance objectives described in Ms. Barnhill’s stock option agreement and set forth below. The Compensation Committee determined to grant these options to Ms. Barnhill as she was leading our IBC Hotels efforts and if our stock price significantly exceeded the exercise price, we believed that it would be based on the IBC Hotels success. The options were to vest in one-third instalments on May 17, 2016, February 5, 2017 and February 5, 2018, subject to the achievement of performance objectives of the GAAP pre-tax profits of IBC Hotels being equal to or in excess of $60,000 for the fiscal year ended January 31, 2016, $200,000 for the fiscal year ending January 31, 2017, and $400,000 for the fiscal year ending January 31, 2018. The options were subject to shareholder approval of the 2015 Plan.

On April 24, 2015, pursuant to the 2015 Plan, our Board of Trustees granted to each of Mr. Wirth, Mr. Berg, and Mr. Remis four-year options to purchase of 60,000 Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per Share, which were to be exercisable to the extent the options vested and GAAP pre-tax profits of IBC Hotels were greater than or equal to the performance objectives described above and in the respective stock option agreements. The Compensation Committee based the number of options granted to each of these executive officers on the combination of their length of employment with us and their direct involvement in IBC Hotels. These options had the same terms as Ms. Barnhill’s option described above and were subject to shareholder approval of the 2015 Plan.

The 2015 Plan was terminated and not presented for shareholder approval, as we determined that the cost of the stock options would have been too high to the Trust due to required accounting charges, and all the option awards described above were cancelled, as described above.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life insurance and a 401(k) plan. We also have a mandatory matching contribution for our 401(k) plan. We do not have a pension plan. Our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as our other employees. See Note 26 – “Stock Options” for additional information about our Stock Options.

Fiscal Year 2017 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our fiscal years ended January 31, 2017 and 2016:

Name and	Fiscal Year Ending	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position(1) Explanation	Jan. 31,	($)	($) (4) (5)	($)(6)	($)(1) (2)(3)	($)

James F. Wirth,	2016	71,538	0	6,435	9,728	87,701
Chief Executive Officer	2017	123,577	0	5,720	4,589	133,886
Adam B. Remis,	2016	139,000	0	6,435	500	145,935
Chief Financial Officer	2017	147,500	33,320	5,720	500	187,040
Marc E. Berg,	2016	60,308	28,750	6,435	7,500	102,993
Executive Vice President	2017	65,910	19,910	5,720	1,200	92,740
Pamela J. Barnhill,	2016	120,000	0	6,435	7,455	133,890
Vice Chairperson, President and Chief Operating Officer	2017	150,000	50,800	5,720	9,131	215,651

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) Ms. Barnhill and Mr. Wirth were the account name holder for the Trust’s corporate purchase cards as described in the “Certain Transactions – Guarantees” section below. The corporate purchase cards provide American Express Membership Rewards to Ms. Barnhill and Mr. Wirth. For the fiscal years ended January 31, 2017 and 2016, Ms. Barnhill received 696,811 and 324,463 American Express Membership Rewards, respectively, with an estimated value of $6,968 and $3,245 respectively, which amounts are included in all other compensation. For the fiscal years ended January 31, 2017 and 2016, Mr. Wirth received 458,939 and 97,278 American Express Membership Rewards, respectively, with an estimated value of $4,589 and $9,728 respectively, which amounts are included in all other compensation.

(3) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $10,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President of which $7,000 was paid during fiscal year 2015 and $3,000 was paid during fiscal year 2016.

(4) During fiscal year ending January 31, 2017, Mr. Remis received $9,500 discretionary bonus approved by the Compensation Committee for additional professional services rendered over and beyond his normal scope of duties.

(5) During fiscal year ending January 31, 2017, Ms. Barnhill, Mr. Berg and Mr. Remis received a discretionary bonus of $10,000, $2,500 and $5,000 respectively and issuance of 10,000, 2,500 and 5,000 shares of beneficial interest valued at $2.50 per share which was paid to each Executive prior to January 31, 2017. In addition, for the fiscal year ending January 31, 2017, Ms. Barnhill, Mr. Berg and Mr. Remis received a discretionary bonus of $3,000, $750 and $1,500 respectively and issuance of 5,000, 1,000 and 2,000 shares of beneficial interest valued at $2.16 per share which has been accrued and wasn’t paid as of January 31, 2017.

(6) During fiscal year ending January 31, 2017 and 2016, Mr. Wirth, Ms. Barnhill, Mr. Berg and Mr. Remis received Non-Equity Incentive Plan Compensation consisting of Fiscal 2017 – Performance Based Cash Bonuses of $6,435 and $5,720, respectively.

During fiscal year 2017 and 2016, we did not grant any stock options or any other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2017 and 2016. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016 subject to shareholder approval which has not occurred yet and may not occur depending upon Managements’ evaluation of the accounting and legal implications of the 2015 Plan. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants during fiscal year 2016 and additional information about our stock option plan, see Note 26 to our Consolidated Financial Statements - “Stock Options.”

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

Potential Payments Upon Change in Control

We do not have employment agreements with our executive officers. Upon a change in control, our 1997 Stock Incentive and Option Plan provides for the acceleration of vesting of restricted Shares. However, if a change in control had occurred on January 31, 2017, none of our executive officers would have received any payment under the Plan upon a change in control because none had any awards outstanding as of that date.

Fiscal Year 2017 Trustee Compensation

The table below shows individual compensation information for our non-employee Trustees for our fiscal year ended January 31, 2017. Compensation information for Messrs. Wirth and Berg and Ms. Barnhill, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Cynthia Ketcherside	$0	$13,980	$13,980
Leslie T. Kutasi	$0	$13,980	$13,980
Steven S. Robson	$0	$13,980	$13,980
JR Chase	$0	$13,980	$13,980

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended January 31, 2017 and 2016. The Stock Awards were based on a stock price of $2.33 which was the closing price of the Trust’s Shares of Beneficial Interest as of February 9, 2016 which was when the Board of Trustees met and approved the payment.

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our fiscal year 2017. As of January 31, 2017, Messrs. Kutasi, Chase and Robson and Ms. Ketcherside did not hold any unvested Shares. As compensation for our fiscal year 2016, on February 5, 2015, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $16,320 per grant) to each of Messrs. Kutasi and Robson and Ms. Ketcherside, and 3,000 additional restricted Shares (with the aggregate grant fair value of $8,040 per grant) to Mr. Pelegrin, which Shares will vest in equal monthly amounts during our fiscal year ending on January 31, 2016. During our compensation committee meeting on December 22, 2015, Mr. Pelegrin was awarded an additional 2,343 Shares and Mr. Chase was awarded 657 Shares for their service to the Board for the remaining part of fiscal year 2016.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 9,639,601 Shares of Beneficial Interest issued and outstanding as of April 18, 2017. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Greater-than-Five-Percent Beneficial Owners and Beneficial Ownership of Trustees, and Executive Officers

Trustees and Executive Officers	Shares Beneficially Owned(1)	Percentage of Outstanding Shares
James F. Wirth(2)	6,715,567	69.7%
Pamela J. Barnhill(3)	276,534	2.9%
Marc E. Berg	63,505	*
Cynthia Ketcherside	23,145	*
Leslie T. Kutasi	30,000	*
JR Chase	6,657	*
Adam B. Remis	6,500	*
Steven S. Robson	308,723	3%
Trustees and Executive Officers as a group (eight persons)	7,430,631	77%

*	Less than one percent (1.0%).

(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following April 26, 2017. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.

(2)	All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for 1,738,476 Shares that are voted separately by Mr. Wirth and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000, of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 3,407,938 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees. Mr. Wirth’s business address is 1625 E. Northern Avenue, Suite 105, Phoenix, Arizona 85020.

(3)	Includes 24,098 Shares held by minor children.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2017:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	0	$	N/A	590,850

Equity compensation plans not approved by security holders	None		None	None

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Chase and Robson and Ms. Ketcherside are “independent,” as defined by the NYSE MKT’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth and Ms. Barnhill are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE MKT’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships or arrangements in fiscal year 2017 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and the three hotels owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the three hotels owned by Mr. Wirth are 3% of room revenue and a monthly accounting fee of $2,000 per hotel. On May 1, 2016, the management fees increased to 5% of room revenues. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership. In fiscal years 2017 and 2016, InnSuites Hotels received aggregate fees of $228,177 and $221,865, respectively, for management of the three hotels owned by affiliates of Mr. Wirth. The Trust charges management fees to related parties.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the additional hotel owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels, at no additional charge.

Restructuring Agreements

For information about the restructuring agreements for Albuquerque Suite Hospitality, Tucson Hospitality Properties, Ontario Hospitality Properties, Yuma Hospitality Properties and Tucson Saint Mary’s Suite Hospitality, see Notes 3, 4, 5, 6, 7 and 28 of our Consolidated Financial Statements.

Financing Arrangements and Guarantees

On January 1, 2012, Tucson Hospitality Properties LLLP, a subsidiary of the Trust, entered into a $1,000,000 Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bore interest at 7.0% per annum, was interest only quarterly and was amended on July 1, 2014 to extend the maturity date to March 31, 2015, and increased the maximum borrowing capacity from $1,000,000 to $1,400,000. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable was further amended on October 27, 2014 to increase the maximum borrowing capacity from $1,400,000 to $2,000,000. As of January 31, 2016, the Demand/Revolving Line of Credit/Promissory Note or Note Receivable has been paid in full and was closed. No prepayment penalty existed on the Demand/Revolving Line of Credit/Promissory Note or Note Receivable.

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2017. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being $714,270 during the fiscal year ended January 31, 2016. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the fiscal years ended January 31, 2017 was $28,911 of expense, and for the fiscal year ended January 31, 2016 was $7,618 of expense and $5,761 of income.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a payable of $145,000 at January 31, 2017 and a receivable of $5,761 at January 31, 2016, all of which is considered a current liability and receivable.

On May 21, 2014, Tucson Hospitality Properties LLLP, a subsidiary of the Trust, entered into a $447,100 business loan, including $25,307 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of May 21, 2015. The Tucson Oracle Merchant Agreement included a loan fee of 6% of the original principal balance of the loan with acceleration provisions upon default. The business loan was secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of January 31, 2016, the business loan balance has been paid in full.

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

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of January 31, 2017 and 2016, the non-revolving note payable balance was approximately $391,000 and $532,000, respectively.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 32% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2017 and accrue interest of 7.0%. During the fiscal year ended January 31, 2016, the Trust received $3,696 and $3,489 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2017, the Advances Lending to Affiliate – Related Party balance was $19,483 and $359,684 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2016, the Advances to Affiliate – Related Party receivable balance was $473,696 and $498,488 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort, LLC, respectively.”

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels (“IVH”), the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada Corporation with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (“Agreement”). The Agreement requires the funds be used for the purchase of IVH assets. The agreement provides interest only payments for the first 3 months of the term and principal and interest payments for the remaining portion of the loan. The Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of January 31, 2017 and 2016, the business loan balance was approximately $285,000, respectively.

On May 3, 2016, the Trust and Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust entered into a $350,000 one-year line of credit with RepublicBank AZ, N.A. (the ” LOC Agreement”). The LOC Agreement includes acceleration provisions upon default. The funds may be used for working capital and is guaranteed by James Wirth, the Trust’s Chairman and CEO, Gail Wirth, the Trust’s Chairman and CEO’s spouse and the Wirth Family Trust Dated July 14, 2006. As of January 31, 2017, the balance was approximately $350,000.

On June 20, 2016, the Trust and the Partnership together entered into a unsecured loan of $80,000 with Guy C. Hayden III (“Hayden Loan”). The Hayden loan is due on June 20, 2019 or on demand, whichever occurs first. The Hayden loan accrues interest at 7% and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all of part of these notes without any repayment penalties.

On September 20, 2016, Albuquerque Suite Hospitality LLC, a subsidiary of the Trust entered into a $504,000 credit card advance financing business loan with American Express Bank, FSB (the ” AMEX Agreement”) with a maturity date of September 19, 2017. The AEMX Agreement includes acceleration provisions upon default and a loan fee/interest of 4% for a total repayment amount of $524,160. The funds may be used for working capital. As of January 31, 2017, the balance was approximately $285,000.

On October 17, 2016, Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust entered into a $500,000 credit card advance financing business loan with American Express Bank, FSB (the “Yuma AMEX Agreement”) with a maturity date of 365 days after the disbursement of the initial loan. The Yuma AMEX Agreement includes acceleration provisions upon default and a loan fee/interest of 4% for a total repayment amount of $520,000. The funds may be used for working capital. As of January 31, 2017, the balance was approximately $316,000.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with varying principal amounts ranging from $25,000 to $100,000 with H. W. Hayes Trust (“Hayes Loans”). The Trust and the Partnership together also entered into two unsecured on-demand $25,000 loans for a total of $50,000 with Lita M. Sweitzer (“Sweitzer Loans”). The total principal amount of the Hayes Loans and the Sweitzer Loans is $475,000. The Hayes Loans and the Sweitzer Loans are due on June 20, 2019 or on demand, whichever occurs first. The Hayes Loans requires from a 0-120 day notification of the demand to repay the loans prior to June 20, 2019. Both the Hayes Loans and the Sweitzer Loans accrue interest at 7.0% per year on the unpaid balance and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all or part of these notes without any repayment penalties. As of January 31, 2017, the balance was approximately $555,000.

On December 19, 2016, Tucson Hospitality Properties LLLP, a subsidiary of the Trust entered into a $422,000 credit card advance financing business loan with American Express Bank, FSB (the “Tucson AMEX Agreement”) with a maturity date of 365 days after the disbursement of the initial loan. The Tucson AMEX Agreement includes acceleration provisions upon default and a loan fee/interest of 4% for a total repayment amount of $438,880. The funds may be used for working capital. As of January 31, 2017, the balance was approximately $393,000.

Other Related Party Transactions

As of January 31, 2017 and 2016, the Trust paid Berg Investment Advisors $0 and $3,000, respectively, for additional consultative services including successfully negotiating refinances of our properties or sale of hotel properties which were rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

Besides Pamela Barnhill, Vice Chairperson of the Board of Trustees and President and Chief Operating Officer of the Trust and daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer, the Trust also employs two other immediate family members of Mr. Wirth who provide technology and administrative support services to the Trust, with each receiving a $47,500 yearly salary.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On August 31, 2015, the Trust notified Semple, Marchal & Cooper LLP (“Semple”) that the Trust had selected another independent public accounting firm effective immediately. The Audit Committee and the Board of Trustees were unanimous in their decision.

On August 31, 2015, the Trust appointed Hartley Moore CPA Accountancy Corporation (“Hartley Moore”) as the Trust’s new independent registered public accounting firm.

Effective February 16, 2016, the audit partners at Hartley Moore Accountancy Corporation joined Hall & Company, Inc. and Hartley Moore Accountancy Corporation resigned as the independent registered public accounting firm of the Trust, effective February 15, 2016. The Trust appointed Hall & Company, Inc. as our independent registered public accounting firm for the year ended January 31, 2016 and Hall & Company, Inc. has audited our consolidated financial statements for the years ended January 31, 2017 and 2016.

The following table presents aggregate fees for the fiscal years ended January 31, 2017, and 2016, for professional services rendered by Hall & Company, Inc. and Hartley Moore Accountancy Corporation:

	Hall &	Hall &	Hartley
	Company	Company	Moore	Semple
	2017	2016	2016	2016
Audit Fees (1)	$77,122	$-	$33,080	$93,069
Tax Fees (2)	-	-	-	-
Other Fees	-	-	-	-
Total	$77,122	$-	$33,080	$93,069

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provide in connection with statutory and regulatory filings and engagements.

(2)	No tax fees were incurred by Hall & Company, Hartley Moore and Semple as the Trust self-prepares its own tax returns.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the years ended January 31, 2017 and 2016 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services.

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

Item 16. FORM 10-K SUMMARY

None.

Financial Statements and Schedules

Exhibit Number	Exhibit

2.1	Real Estate Purchase Agreement, effective July 1, 2015, by and between Tucson Saint Mary’s Suite Hospitality, LLC, as Seller, and Lee & J Hospitality, Inc., as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015).

2.2	Real Estate Purchase Agreement, dated November 3, 2015, by and between Ontario Hospitality Properties LLLP, as Seller, and Bong Choi and/or Assignee, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2015).

2.3	Asset Purchase Agreement, dated January 6, 2016, by and between Vacation Technologies International, Inc. d/b/a International Vacation Hotels, as Seller, and InnSuites Hospitality Trust and IBC Hotels, LLC, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2016).

3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

Exhibit Number	Exhibit

10.4*	Employment Offer Letter from InnSuites Hospitality Trust to Adam B. Remis, dated March 2, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013).

10.5*	InnSuites Hospitality Trust 2015 Equity Incentive Plan, adopted by the Board of Trustees on February 5, 2015, subject to shareholder approval (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2015).

10.6*	Form of Nonqualified Stock Option Form Agreement, by and between InnSuites Hospitality Trust and Stock Option recipient (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.7*	Nonqualified Stock Option Agreement, dated as of February 5, 2015, by and between InnSuites Hospitality Trust and Pamela Barnhill (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.8	Revolving Bank Line of Credit/Promissory Note, dated November 23, 2010, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

10.9	Revolving Bank Line of Credit Business Loan Agreement, dated November 23, 2010, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

10.10	Change in Terms Agreement, dated May 12, 2011, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011, filed with the Securities and Exchange Commission on June 3, 2011).

10.11	Change in Terms Agreement, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on May 30, 2012).

Exhibit Number	Exhibit

10.12	Change in Terms Agreement, dated June 22, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2012).

10.13	Addendum, dated August 27, 2012, to Business Loan Agreement, dated November 23, 2010, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012).

10.14	Change in Terms Agreement, dated September 14, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.15	Change in Terms Agreement, dated June 11, 2013, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, filed with the Securities and Exchange Commission on September 11, 2013).

10.16	Change in Terms Agreement, dated June 23, 2014, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2014).

10.17	Change in Terms Agreement, dated June 15, 2015, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2015).

10.18	Change in Terms Agreement and Disbursement Request and Authorization, dated July 7, 2015, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership, and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015).

10.19	Business Loan Agreement, dated August 24, 2012, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and 1st Bank Yuma, as Lender, guaranteed by InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

Exhibit Number	Exhibit

10.20	Business Loan and Security Agreement, dated November 25, 2013, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and American Express Bank FSB, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with the Securities and Exchange Commission on December 6, 2013).

10.21	Promissory Note, dated as of August 24, 2012, issued by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of 1st Bank Yuma, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.22	Business Loan and Security Agreement, dated September 24, 2013, by and between Ontario Hospitality Properties, LLLP, as Borrower, and American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with the Securities and Exchange Commission on December 6, 2013).

10.23	Albuquerque Suite Hospitality LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.24	Addendum to Albuquerque Suite Hospitality LLC Amended Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the Securities and Exchange Commission on April 29, 2016).

10.25	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.26	Tucson Hospitality Properties LLLP Updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LLLP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.27	Amended and Restated Limited Partnership Agreement of Ontario Hospitality Properties, LLLP, dated January 31, 2011, by and among RRF-LP LLC I, as Limited Partner, RRF, Limited Partnership and Rare Earth Financial, L.L.C., as General Partners, and Ontario Hospitality Properties, LLLP, as the Partnership (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

Exhibit Number	Exhibit

10.28	Partnership Interests Purchase Agreement, dated as of January 31, 2014, by and between InnSuites Hospitality Trust, as Buyer, and Suite Hotels, LLC, as Seller (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.29	Business Loan and Security Agreement, dated May 21, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 30, 2014).

10.30	Addendum #1, dated July 1, 2014, to the Demand/Revolving Line of Credit/Promissory Note, dated January 1, 2012, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, filed with the Securities and Exchange Commission on September 9, 2014).

10.31	Addendum #2, dated October 27, 2014, to the Demand/Revolving Line of Credit/Promissory Note, dated January 1, 2012, by and between Tucson Hospitality Properties, LLLP and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2014).

10.32	Business Loan and Security Agreement, dated July 24, 2014, executed by Tucson Saint Mary’s Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2014).

10.33	Business Loan and Security Agreement, dated August 19, 2014, executed by Ontario Hospitality Properties Limited Partnership, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.34	Business Loan Agreement and Promissory Note, dated August 22, 2014, by and between Ontario Hospitality Properties, LLLP, as Borrower, and Arizona Bank & Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.35	Business Loan and Security Agreement, dated September 16, 2014, executed by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2014).

10.36	Agreement for Purchase and Sale and Escrow Instructions, dated October 15, 2014, by and between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr., acting in his capacity as Trustee of Trust B under the Hugh M. and SallyAnn Caldwell Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.37	Business Loan and Security Agreement, dated October 24, 2014, executed by Albuquerque Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2014).

Exhibit Number	Exhibit

10.38	Deed of Trust, dated November 18, 2014, by and among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.39	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.40	Yuma Hospitality Properties LLLP Restructuring Agreement, dated October 24, 2014, by and among Rare Earth Financial, LLC, InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and James F. Wirth (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014).

10.41	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrowers, in favor of Guy C. Hayden, III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.42	Change in Terms Agreement and Acknowledgement by Guarantor, dated February 26, 2015, by and between Tucson Saint Mary’s Suite Hospitality L.L.C. and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2015).

10.43	Change in Terms Agreement and Acknowledgement by Guarantor, dated May 28, 2015, by and between Tucson Saint Mary’s Suite Hospitality, L.L.C. and Hanmi Bank (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015).

10.44	Change in Terms Agreement and Acknowledgement by Guarantor, dated August 11, 2015, by and between Tucson Saint Mary’s Suite Hospitality, L.L.C. and Hanmi Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 17, 2015).

10.45	Demand/Revolving Line of Credit/Promissory Note, dated December 1, 2014, executed by InnSuites Hospitality Trust and its affiliates, as Borrowers, in favor of Rare Earth Financial, LLC and its affiliates, as Lenders (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.46	Amended Tucson Saint Mary’s Hospitality LLC Restructuring Agreement, dated April 24, 2015 and amended May 30, 2015, by and among InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC and Tucson Saint Mary’s Suite Hospitality LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015).

Exhibit Number	Exhibit

10.47	Termination Agreement, dated April 24, 2015, by and between InnSuites Hospitality Trust and Suite Hotels, LLC (incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.48	Securities Purchase Agreement, dated October 7, 2015, by and between InnSuites Hospitality Trust and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2015).

10.49	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015).

10.50	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Charles Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.51	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.52	Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Tempe/Phoenix Airport Resort, LLC, as Borrower, and Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Phoenix Northern Resort LLC, as Borrower (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.53	Security Agreement and Promissory Note, dated January 8, 2016, executed by Pamela Barnhill, as Trustee of InnSuites Hospitality Trust, and IBC Hotels, LLC, as Borrowers, in favor of Laurence Holdings Limited, as Lender and Secured Party (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2016).

10.54	Securities Purchase Agreement, dated January 28, 2016, by and between InnSuites Hospitality Trust and Guy Hayden, III and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2016).

10.55	Termination of Real Estate Purchase Agreement, dated November 3, 2015, executed by Bong Choi and/or Assignee, as Buyer, and Ontario Hospitality Properties LLLP, as Seller (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2016).

Exhibit Number	Exhibit

10.56	Business Loan and Promissory Note, dated May 3, 2016, executed by InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2016).

10.57	Business Loan and Security Agreement, dated September 20, 2016, executed by Albuquerque Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2016).

10.58	Business Loan and Security Agreement, dated October 17, 2016, executed by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2016).

10.59	Eight Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of H. W. Hayes Trust, as Lender, and two Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of Lita M. Sweitzer, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016).

10.60	Business Loan and Security Agreement, dated December 19, 2016, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2016).

10.61	IBC Bonus Agreement, dated February 15, 2017, by and between InnSuites Hospitality Trust, Pamela Barnhill, Adam Remis and Marc Berg (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2017).

10.62	Securities Purchase Agreement, dated February 28, 2017, by and between InnSuites Hospitality Trust and Charles Strickland and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017).

16.1	Letter from Semple, Marchal & Cooper, LLP, dated August 31, 2015, regarding a change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2015).

16.2	Letter from Hartley Moore Accountancy Corporation, dated February 15, 2016, regarding change in independent registered public accounting firm (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 19, 2016).

Exhibit Number	Exhibit

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

* Management contract or compensatory plan or arrangement.

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 1, 2017	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2017	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 1, 2017	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2017	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 1, 2017	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 1, 2017	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 1, 2017	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: May 1, 2017	By:	/s/ JR Chase
JR Chase, Trustee

Dated: May 1, 2017	By:	/s/ Cynthia Ketcherside
Cynthia Ketcherside, Trustee

Dated: May 1, 2017	By:	/s/ Pamela Barnhill
Pamela Barnhill, Trustee

