Form 10-Q
period 2017-04-30
INNSUITES HOSPITALITY TRUST
filed 2017-06-13
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)
Smaller reporting company	[X]	Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of outstanding Shares of Beneficial Interest, without par value, as of June 13, 2017: 9,777,989

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2017	JANUARY 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$468,248	$568,396
Accounts Receivable, including $16,224 and $1,783 from related parties and net of Allowance for Doubtful Accounts of $44,283 and $53,720 as of April 30, 2017 and January 31, 2017, respectively	1,173,540	718,917
Prepaid Expenses and Other Current Assets	185,313	177,654
Total Current Assets	1,827,101	1,464,967
Property, Plant and Equipment, net	20,001,683	19,774,865
Intangible Assets, net	416,250	433,000
Goodwill	500,000	500,000
TOTAL ASSETS	$22,745,034	$22,172,832

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,553,309	$2,163,900
Notes Payable - Related Party	2,384	145,000
Lending From Affiliates - Related Party	100,708	379,167
Current Portion of Mortgage Notes Payable, net of Discount of $8,012 as of April 30, 2017 and January 31, 2017, respectively	505,400	505,400
Current Portion of Notes Payable to Banks, net of Discount of $25,536 and $39,796 as of April 30, 2017 and January 31, 2017, respectively	296,376	646,376
Current Portion of Other Notes Payable	651,026	565,657
Total Current Liabilities	4,109,203	4,405,500
Mortgage Notes Payable, net of discount of $48,888 and $50,891 as of April 30, 2017 and January 31, 2017, respectively	12,674,997	12,803,402
Notes Payable to Banks, net of discount of $1,738 and $2,316 as of April 30, 2017 and January 31, 2017, respectively	827,028	1,331,270
Other Notes Payable	6,250	7,411
TOTAL LIABILITIES	17,617,478	18,547,583

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,441,853 and 18,292,601 shares issued and 9,788,070 and 9,665,328 shares outstanding at April 30, 2017 and January 31, 2017, respectively	18,314,109	16,794,132
Treasury Stock, 8,653,783 and 8,645,573 shares held at cost at April 30, 2017 and January 31, 2017, respectively	(12,381,053)	(12,362,952)
TOTAL TRUST SHAREHOLDERS’ EQUITY	5,933,056	4,431,180
NON-CONTROLLING INTEREST	(805,499)	(805,931)
TOTAL EQUITY	5,127,557	3,625,249
TOTAL LIABILITIES AND EQUITY	$22,745,035	$22,172,832

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2017	2016
REVENUE
Room	$3,754,913	$3,275,278
Food and Beverage	59,785	61,482
Management and Trademark Fees	80,284	76,993
Reservation and Convention	229,247	202,781
Other	27,955	21,529
TOTAL REVENUE	4,152,184	3,638,063

OPERATING EXPENSES
Room	973,718	896,108
Food and Beverage	66,660	93,179
Telecommunications	9,779	4,113
General and Administrative	1,101,775	1,115,820
Sales and Marketing	510,965	325,646
Repairs and Maintenance	194,323	272,372
Hospitality	210,546	207,668
Utilities	174,372	207,177
Depreciation	413,398	133,654
Intangible Amortization	16,750	16,750
Real Estate and Personal Property Taxes, Insurance and Ground Rent	156,765	180,620
TOTAL OPERATING EXPENSES	3,829,051	3,453,107
OPERATING INCOME	323,133	184,956
Interest Income	4	906
Interest Income on Advances to Affiliates - Related Party	-	20,832
TOTAL OTHER INCOME	4	21,738
Interest on Mortgage Notes Payable	156,289	164,449
Interest on Notes Payable to Banks	27,805	20,602
Interest on Other Notes Payable	17,909	861
Interest on Advances to Affiliates - Related Party	3,033	-
TOTAL INTEREST EXPENSE	205,036	185,912
CONSOLIDATED NET INCOME BEFORE INCOME TAX PROVISION	118,101	20,782
Income Tax Provision	(60,000)	-
CONSOLIDATED NET INCOME	$58,101	$20,782
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$297,870	$210,478
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(239,769)	$(189,696)
NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	9,792,745	8,814,610

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2017

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2017	9,665,328	$16,794,132	8,645,573	$(12,362,952)	$4,431,180	$(805,931)	$3,625,249
Net (Loss) Income	-	(239,769)	-	-	(239,769)	297,870	58,101
Purchase of Treasury Stock	(8,210)	-	8,210	(18,101)	(18,101)	-	(18,101)
Shares of Beneficial Interest Issued for Services Rendered	24,000	12,960	-	-	12,960	-	12,960
Sale of Shares of Benficial Interest	106,952	200,000	-	-	200,000	-	200,000
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	1,433,798	1,433,798
Distribution to Non-Controlling Interests	-	-	-	-	-	(184,450)	(184,450)
Reallocation of Non-Controlling Interests and Other	-	1,546,786	-	-	1,546,786	(1,546,786)	-
Balance, April 30, 2017	9,788,070	$18,314,109	8,653,783	$(12,381,053)	$5,933,056	$(805,499)	$5,127,557

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$58,101	$20,782
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By (Used In) Operating Activities:
Stock-Based Compensation	12,960	12,960
(Recovery of) Provision For Uncollectible Receivables	(9,437)	2,728
Depreciation	413,398	133,654
Amortization of Intangibles	16,750	16,750
Amortization of Debt Discounts and Deferred Financing Fees	16,841	2,582
Loss on Disposal of Assets	13,806	-
Changes in Assets and Liabilities:
Accounts Receivable	(445,186)	(536,398)
Prepaid Expenses and Other Assets	(7,659)	20,435
Accounts Payable and Accrued Expenses	389,410	230,855
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	458,984	(95,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(654,022)	(595,027)
Lendings on Advances to Affiliates - Related Party	-	(35,950)
Collections on Advances to Affiliates - Related Party	-	105,000
NET CASH USED IN INVESTING ACTIVITIES	(654,022)	(525,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(130,408)	(119,853)
Payments on Notes Payable to Banks, net of financing costs	(1,689,081)	(52,603)
Borrowings on Notes Payable to Banks, net of financing costs	820,000	-
Lendings on Advances to Affiliates - Related Party	(815,000)	-
Collections on Advances to Affiliates - Related Party	536,541	-
Payments on Line of Credit - Related Party	(775,000)	-
Borrowings on Line of Credit - Related Party	632,384	-
Payments on Notes Payable - Related Party	-	(475,113)
Borrowings on Notes Payable - Related Party	-	300,230
Payments on Other Notes Payable	-	(16,475)
Borrowings on Other Notes Payable	84,208	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	1,433,798	54,000
Sale of Shares of Beneficial Interest	200,000	-
Distributions to Non-Controlling Interest Holders	(184,450)	(209,771)
Repurchase of Treasury Stock	(18,101)	(5,422)
Reallocation of Non-Controlling Interests and Other	-	870
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	94,891	(524,137)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(100,148)	(1,145,766)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	568,396	1,957,687
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$468,248	$811,921

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2017 AND JANUARY 31, 2017

AND FOR THE THREE MONTHS ENDED APRIL 30, 2017 AND 2016

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2017, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly in and through a partnership interest, four hotels with an aggregate of 574 suites in Arizona, southern California and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 72.11% interest in the Partnership as of April 30, 2017 and January 31, 2017, respectively. The Trust’s weighted average ownership for the three month period ended April 30, 2017 and 2016 was 72.11%. As of April 30, 2017, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona, and a 51.33% interest in an InnSuites® hotel located in Ontario, California. As of April 30, 2017, the Trust owns a direct 32.11% interest in a Yuma, Arizona hotel property (see Note 7), and a direct 50.91% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers, and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On June 2, 2017, the Ontario Hospitality Properties LLLP was sold to an unrelated third party for $17,500,000 (see Note 11).

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On April 30, 2017 and January 31, 2017, 276,131 Class A Partnership units were issued and outstanding, representing 2.09% of the total Partnership units, respectively. Additionally, as of both April 30, 2017 and January 31, 2017, 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on April 30, 2017, the limited partners in the Partnership would receive 3,684,069 Shares of Beneficial Interest of the Trust. As of April 30, 2017 and January 31, 2017, the Trust owns 9,527,448 general partner units in the Partnership, representing 72.11% of the total Partnership units, respectively.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona. Our Ontario, California property was sold on June 2, 2017 and will no longer provide quarterly distributions. However, the Trust received net proceeds of approximately $9.6 million in the sale. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service our debt.

As of April 30, 2017 and January 31, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of $2,384 and $145,000, respectively. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2017. As of June 7, 2017, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $547,616.

As of April 30, 2017 and January 31, 2017, the Trust had two available Advances to Affiliate credit facilities each with a maximum borrowing capacity of $500,000 for a total maximum borrowing capacity of $1,000,000, which is available through June 30, 2017. The Trust anticipates these credit facilities to be extended and available well after June 30, 2017. As of April 30, 2017 and January 31, 2017, the Trust had an amount payable of both credit facilities of approximately $101,000 and $379,000, respectively.

With approximately $468,000 of cash, as of April 30, 2017, the availability of approximately $4.9 million from the net proceeds after paying our debt and our non-controlling investors from the sale of our Ontario, California property on June 2, 2017 (see Note 11 Subsequent Events), the availability of a $998,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of the combined $899,000 Advance to Affiliate credit facilities, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of January 31, 2017, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information related to the Trust’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Trust’s annual consolidated financial statements for the year ended January 31, 2017, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Trust’s Form 10-K for the year ended January 31, 2017.

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership, and the Trust owns all of the issued and outstanding classes of shares of InnSuites Hotels Inc. Therefore, the financial statements of the Partnership and InnSuites Hotels Inc. are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Albuquerque Suite Hospitality, LLC has been determined to be a variable interest entity with the Partnership as the primary beneficiary (see Note 7 – “Variable Interest Entity”). Therefore, the financial statements of Albuquerque Suite Hospitality, LLC are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improved GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (“VIE”) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 is effective for periods beginning after December 15, 2015. The Trust adopted this guidance on April 30, 2017, such adoption did not have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Trust for the fiscal year ending January 31, 2018. The Trust is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations, cash flows and financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”. This new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Trust is currently evaluating the impact of the adoption of ASU 2016-02 on the consolidated financial statements

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

● In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09. “Revenue from Contracts with Customers.” This new standard will replace the existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contacts with Customers: Deferral of the Effective Date” that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Company’s annual reporting period after December 15, 2017.

The Trust has continued to analyze the impact of the new standard on its financial results based on an inventory of the Trust’s current contacts with customers. The Trust has obtained an understanding of the new standard currently believes that I will retain much of the same accounting treatment as used to recognized revenue under current standards. Revenue on a significant portion of its contracts is currently recognized under percentage of completion accounting, applying a cost-to-cost method. Under the new standard, the Trust will continue to recognize revenue on these contracts using a cost-to-cost method based on the continuous transfer of control of the customer over time. Transfer of control in the Trust’s contacts is demonstrated by creating a customized asset for customers, in conjunction with contact terms which provide the right to receive payment for goods and services.

In addition, the standard may generally cause issuers to accelerate revenue recognition in contracts which were previously limited by software revenue recognition rules. While the Trust may have contacts, which fall under these rules in the current standard, it has not historically deferred significant amounts of revenue under these rules as many arrangements are single-element software arrangements or sales if software with a tangible product which falls out of the scope of the current software rules. Based on the contracts currently in place, the Trust does not anticipate a significant acceleration of revenue upon applying the new standard to its current contacts under these fact patterns.

The Trust continues to evaluate the impact of ASU No. 2014-09 on our financial results and prepare for the adoption of the standard on February 1, 2018 including readying its internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. The Trust is in the process of determining the method of adoption it will elect and the impact on our consolidated financial statements and footnote disclosures, and will provide enhanced disclosures as we continue our assessment.

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

● ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (ASU 2016-17”) in October 2016. ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiation of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. ASU 2017-04 is effective for public companies that file with the SEC for annual or any interim beginning after December 15, 2017. The Trust has adopted this ASU for the fiscal year ending January 31, 2017 and evaluated the impact of the adoption of this guidance on its consolidated financial statements and we believe no material impact exists at this time.

● ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) in January 2017. ASU 2017-04 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on a few narrow areas and adds some practical expedients to the guidance. ASU 2017-04 allows companies to measure goodwill impairment as the excess of the reporting unit’s carrying value over its fair value. ASU 2017-04 is effective for public companies that file with the SEC for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Trust is in the process of determining the impact on our consolidated financial statements and footnote disclosures, and will provide enhanced disclosures as we continue our assessment.

These ASUs will become effective for the Trust beginning interim period February 1, 2018. The Trust is currently evaluating the impact of ASU 606, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and estimates of future cash flows used to test a long-lived asset for recoverability, the fair values of the long-lived assets, collections of receivables and valuation of stock based compensation.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no impairment of long-lived assets existed during the Trust’s fiscal quarters ended April 30, 2017 and 2016.

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

For the periods ended April 30, 2017 and 2016, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,684,069 in addition to the basic shares outstanding for the periods ended April 30, 2017 and 2016, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during the periods ended April 30, 2017 and 2016, and are excluded in the calculation of diluted loss per share for these periods as their effected would be anti-dilutive.

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

IBC Hotels was formed during the fiscal year ended January 31, 2014. IBC Hotels charges a 10% - 20% booking fee which, we believe, increases the independent hotel profits. Competitors of IBC Hotels can charge anywhere from a 30% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers, but can provide no assurance that we will be successful.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the periods ended April 30, 2017 and 2016.

Due to their short maturities, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value. The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities and are based on level 3 inputs.

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the three months ended April 30, 2017, the Trust recognized expenses of $12,960 related to stock-based compensation. The Trust issued 24,000 restricted shares with a total market value of $51,840 in the first fiscal quarter of fiscal year 2018 as compensation to its three outside Trustees for fiscal year 2018. On a monthly basis through January 31, 2018, these shares vest at a rate of approximately 500 shares for each outside Trustee.

The following table summarizes restricted share activity during the three months ended April 30, 2017:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance of unvested awards at January 31, 2017	-	-
Granted	24,000	$2.16
Vested	(6,000)	$2.16
Forfeited	-	-
Balance of unvested awards at April 30, 2017	18,000	$2.16

OFFICER STOCK COMPENSATION

On February 22, 2016, the Compensation Committee of the Board of Trustees (the “Committee”) of Trust approved a stock incentive bonus plan for Pamela J. Barnhill, President, Chief Operating Officer, Vice Chairperson, and Trustee of the Trust, Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee of the Trust and Adam B. Remis, Chief Financial Officer of the Trust (individually, an “Executive” and collectively, the “Executives”).

To give incentive to get hotel operations off to a strong start for the fiscal year starting February 1, 2016, the Committee also adopted an incentive bonus programs for the Executives based on the targeted gross operating profit (i.e., total revenues less operating expenses) (the “Target GOP”) for February 2016 and March 2016, the first two months of the fiscal year. The program provided that if the Target GOP were achieved or exceeded, each Executive would be entitled to a bonus consisting of cash and Shares of Beneficial Interest of the Trust in the amounts set forth below:

Executive Officer	Cash	Equity
Pamela J. Barnhill	$10,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$2,500	2,500 Shares of Beneficial Interest
Adam B. Remis	$5,000	5,000 Shares of Beneficial Interest

The Trust met the Target GOP for February 2016 and March 2016. The Executives agreed to purchase the stock on the open market and were reimbursed by the Trust. On May 16, 2016, Ms. Barnhill purchased 5,000 Shares of Beneficial Interest at $2.449 and on May 20, 2016, Ms. Barnhill purchased 2,000 Shares of Beneficial Interest at $2.4883 and 3,000 Shares of Beneficial Interest at $2.4999 as described on Forms 4 filed with the Securities Exchange Commission on May 18, 2016 and May 24, 2016, respectively. Mr. Berg purchased 2,500 Shares of Beneficial Interest at $2.49 on May 10, 2016 as described on Form 4 filed with the Securities and Exchange Commission on May 17, 2016. Mr. Remis purchased 5,000 Shares of Beneficial Interest at $2.50 on May 18, 2016 as described on Form 4 filed with the Securities and Exchange Commission on May 18, 2016.

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

On January 24, 2017, the Committee exercised negative discretion, based on the Trust’s financial condition and its limited cash flow in fiscal 2017, and the Committee and the Board approved the following payouts for Ms. Barnhill and Messrs. Berg and Remis under the 2017 Fiscal Year Bonus Program:

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

4. RELATED PARTY TRANSACTIONS

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members, including Pamela Barnhill, Vice Chairperson and President of the Trust. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2017. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000.

The above Demand/Revolving Line of Credit/Promissory Note or Note Receivable is presented as one line item on the balance sheet and totaled a payable of $2,384 at April 30, 2017 and $145,000 at January 31, 2017.

As of April 30, 2017 and January 31, 2017, Mr. Wirth and his affiliates held 3,407,938 Class B Partnership units, which represented 25.80% of the total outstanding Partnership units. As of April 30, 2017 and January 31, 2017, Mr. Wirth and his affiliates held 6,939,429, respectively, Shares of Beneficial Interest in the Trust, which represented 71.68% and 71.93%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the three months ended April 30, 2017, Mr. Wirth’s affiliates paid the Trust $80,284 for management and licensing fees.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 32% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2017 and accrue interest of 7.0%. During the period ended April 30, 2017, the Trust received $708 and $0 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of April 30, 2017 and January 31, 2017, the Lending from Affiliate – Related Party balance was $0 and $19,483 from Phoenix Northern Resort, LLC, respectively, and a liability balance of $100,708 and $359,684 to Tempe/Phoenix Airport Resort LLC, respectively.

Besides Pamela Barnhill, Vice Chairperson and President of the Trust and daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer, the Trust also employs two other immediate family members of Mr. Wirth who provide technology and administrative support services to the Trust with each receiving a $42,500 yearly salary.

See Notes 3, 4, 5, 6, 7, 18 and 28 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Ontario Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary,” and “Sale of Ownership Interests in Tucson Saint Mary’s Suite Hospitality,” “Other Related Party Transactions,” and “Subsequent Events,” respectively, in our Form 10-K Annual Report filed with the SEC on May 1, 2017 and below in Note 6 – “Sale of Ownership Interests in Subsidiaries” for further description of the Trust’s related party transactions.

5. NOTES PAYABLE

On September 20, 2016, the Albuquerque entity entered into a $524,160 business loan, including $20,160 of loan fees which are classified as debt discount and amortized to interest expense over the term of the loan using the effective interest rate method, with American Express Bank, FSB (the “Albuquerque Merchant Agreement”) with a maturity date of September 19, 2017. The Albuquerque Merchant Agreement includes a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 14% of the Albuquerque American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of April 30, 2017 and January 31, 2017, the business loan balance was approximately $125,000 and approximately $285,000, respectively, net of a discount of approximately $5,000 and approximately $10,000, respectively.

On October 17, 2016, the Yuma entity, a subsidiary of the Trust, entered into a $520,000 business loan, including $20,000 of loan fees which are classified as debt discount and amortized to interest expense over the term of the loan using the effective interest rate method, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of October 16, 2017. The Yuma Merchant Agreement includes a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of April 30, 2017 and January 31, 2017, the business loan balance was approximately $141,000 and approximately $316,000, respectively, net of a discount of approximately $8,000 and approximately $13,000, respectively.

On December 19, 2016, Tucson Hospitality Properties LLLP, a subsidiary of the Trust, entered into a $438,880 business loan, including $16,880 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of December 18, 2017. The Tucson Oracle Merchant Agreement included a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of April 30, 2017 and January 31, 2017, the business loan balance was approximately $284,000 and $393,000, respectively, net of a discount of approximately $10,000 and approximately $14,000, respectively.

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four-year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of April 30, 2017 and January 31, 2017, the non-revolving note payable balance was approximately $354,000 and $391,000, respectively.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest- only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of April 30, 2017, the business loan balance was approximately $245,000, net of a discount of approximately $4,000. As of January 31, 2017, the business loan balance was approximately $285,000, net of a discount of approximately $5,000.

On May 3, 2016, the Trust and Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust entered into a $350,000 one-year line of credit with RepublicBank AZ, N.A. (the “RepublicBank AZ Agreement”). The Republic Bank AZ agreement includes acceleration provisions upon default. The funds may be used for working capital and is guaranteed by James Wirth, the Trust’s Chairman and CEO, Gail Wirth, the Trust’s Chairman and CEO’s spouse and the Wirth Family Trust Dated July 14, 2006. As of April 30, 2017, the line of credit balance was $0. As of January 31, 2017, the line of credit balance was $350,000.

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (the “Ontario entity”), and Yuma Hospitality Properties, Limited Partnership (the “Yuma entity”), which sales are described in detail in our Annual Report on Form 10-K filed on May 1, 2017 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in each entity and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2017, the priority distributions were paid for the three months ended January 31, 2017 and no priority distributions were accrued for the three months ended April 30, 2017.

During the three months ended April 30, 2017, there were no Class A, B or C units of the Albuquerque entity sold. As of April 30, 2017 and January 31, 2017, the Trust held a 50.91% ownership interest, or 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.18% interest, or 1 Class C unit, and other third parties held a 48.91% interest, or 268 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2017, the priority distributions were paid for the three months ended January 31, 2017 and no priority distributions were accrued for the three months ended April 30, 2017.

During the three months ended April 30, 2017, there were no Class A, B or C units of the Tucson entity sold. As of April 30, 2017 and January 31, 2017, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.63% interest, or 5 Class C units, and other parties held a 48.36% interest, or 383 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2017, the priority distributions were paid for the three months ended January 31, 2017 and no priority distributions were accrued for the three months ended April 30, 2017.

During the three months ended April 30, 2017, there were no Class A, B or C units of the Ontario entity sold. As of April 30, 2017, the Partnership held a 51.65% ownership interest, or 498 Class B units, in the Ontario entity, Mr. Wirth and his affiliates held a 3.00% interest through Rare Earth, or 29 Class C units, and other parties held a 45.35% interest, or 437.25 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2017, the priority distributions were paid for the three months ended January 31, 2017 and no priority distributions were accrued for the three months ended April 30, 2017.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement included in Exhibit 10.1 of the SEC Form 8-K Current Event filed on February 21, 2017 with Rare Earth to allow for the sale of non-controlling partnership units in the Yuma entity for $10,000 per unit. Rare Earth and the Trust are restructuring the Yuma Partnership Interest from General Partner majority-owned to accredited investor majority-owned. Total interests outstanding will remain unchanged at 800 with Class A, Class B and Class C Limited Liability Limited Partnership Interests (referred to collectively as “Interests”) restructured with the Yuma entity purchasing 300 existing IHT Class B Interests and reissuing 300 Class A units to accredited investors as Class A Interests causing the Yuma entity to offer and sell up to approximately 300 Class A (2017 series) Interests. Rare Earth, as a General Partner of the Yuma entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE MKT Company Guide. As described below, as of April 30, 2017, the Trust has sold approximately $1,470,000 of non-controlling partnership units in the Yuma entity and incurred offering costs of $36,000.

During the three months ended April 30, 2017, there were 145 Class A units of the Yuma entity sold, at $10,000 per unit, of which all units were sold from the Trust. As of April 30, 2017, the Trust held a 32.11% ownership interest, or 256.90 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.51% interest, or 4.10 Class C units, and other parties held a 67.38% interest, or 539 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2017, the priority distributions were paid for the three months ended January 31, 2017 and no priority distributions were accrued for the three months ended April 30, 2017.

7. VARIABLE INTEREST ENTITY

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

The Partnership has determined that the Yuma entity is a variable interest entity with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Yuma entity, including its mortgage note payable and distribution obligations, which based on the capital structure of the Yuma entity, management believes could potentially be significant.

b) The Partnership, Trust and their related parties have maintained, as a group, a controlling ownership interest in the Albuquerque entity, with the largest ownership belonging to the Partnership.

c) The Partnership, Trust and their related parties have maintained control over the decisions which most impact the financial performance of the Yuma entity, including providing the personnel to operate the property on a daily basis.

During the fiscal quarter ended April 30, 2017, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain new financing as needed.

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $205,036 and $185,912 in cash for interest for the three months ended April 30, 2017 and 2016, respectively for continuing operations. No cash was paid for the three months ended April 30, 2017 and 2016.

9. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease and expires in 2058. Total expense associated with the non-cancelable ground lease for the three months ended April 30, 2017 and 2016 was approximately $37,000 and $46,000, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expired in 2017. The lease provided for month to month terms after April 30, 2017. The Trust does not intend to enter into a new lease. The Trust recorded approximately $9,000 of general and administrative expense related to the lease during the each of the three months ended April 30, 2017 and 2016. The Trust has the option to cancel the lease after each lease year for penalties of four months’ rent after the first year with the penalty decreasing by one month’s rent each successive lease year. It is the Trust’s intention to remain in the office for the duration of the lease period, as extended.

Future minimum lease payments under the non-cancelable ground leases and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2018	95,794
FY 2019	113,508
FY 2020	113,508
FY 2021	113,508
FY 2022	113,508
FY 2023	113,508
Thereafter	5,473,313
Total	6,136,647

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of April 30, 2017 and January 31, 2017.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all four of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $85,000 for the three months ended April 30, 2017 and 2016, respectively.

The nature of the operations of the Hotels exposes them in most cases to risks of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined and is covered by insurance, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Trust.

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

Information relative to the Trust’s reportable segments for operations, for which there is no intersegment revenues, is as follows:

STATEMENT OF OPERATIONS	THREE MONTHS ENDED APRIL 30, 2017
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$3,907,975	$244,209	$4,152,184
Income (Loss) From Operations	637,800	(314,667)	323,133

STATEMENT OF OPERATIONS	THREE MONTHS ENDED APRIL 30, 2016
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$3,420,578	$217,485	$3,638,063
Income (Loss) From Operations	303,547	(118,591)	184,956

11. SUBSEQUENT EVENTS

As part of our NYSE Equity Enhancement Plan and as approved by our Board of Trustees, on May 4, 2017, the Trust sold 106,952 Shares of Beneficial Interest of the Trust at the May 4, 2017 closing market price of $1.87 per Share, for the aggregate proceeds of $200,000 to Rare Earth Financial, LLC. Rare Earth Financial, LLC, whose managing member is James F. Wirth, the Chairman and Chief Executive Officer of the Trust, purchased 53,476 Shares of Beneficial Interest of the Trust and Charles E Strickland purchased the remaining 53,476 Shares of Beneficial Interest. Rare Earth is wholly owned by Mr. Wirth and his family members, including Pamela Barnhill, Vice Chairperson and President of the Trust.

On May 9, 2017, Ontario Hospitality Properties LLLP, a subsidiary of the Trust, entered into a Purchase and Sale Agreement to sell its Best Western InnSuites Ontario Hotel and Suites property to Minkum Investment Group, LLC or Assignee (“Buyer”) an unrelated third party to the Trust for $17.5 million which was approved by our Board of Trustees and the partners of Ontario Hospitality Properties LLLP. On June 2, 2017, the property was sold and the principal and interest of the debts of approximately $7,270,000 were paid off. With the inclusion of the net book value of assets of approximately $6 million, we estimate the gain on the sale to be approximately $10.8 million after transaction costs of approximately $0.7 million.

As Management wasn’t certain that the sale of our Best Western InnSuites Ontario Hotel and Suites property was going to be completed, on May 11, 2017, Ontario Hospitality Properties LLLP entered into a $5,700,000 Change in Terms Agreement (“Ontario Loan Agreement”) to the existing first mortgage loan with Arizona Bank & Trust with a maturity date of August 22, 2024. The Ontario Loan Agreement has a fixed interest rate until August 22, 2019 and then a variable interest rate of Wall Street Journal Prime Rate plus 1.50% margin with a floor of 4.75% and no prepayment penalty with an origination fee of 0.50% or $10,000. The Ontario Loan Agreement provides continuation of a guarantee from RRF, LP, James & Gail Wirth, The Wirth Family Trust and InnSuites Hospitality Trust, secured by 51% ownership interest in Albuquerque Suite Hospitality, LLC.

On May 11, 2017, Yuma Hospitality Properties, LLLP, a subsidiary of the Trust, entered into a $850,000 Promissory Note Agreement (“Yuma Loan Agreement”) as a credit facility to replenish funds for the hotel remodel with 1st Bank of Yuma Arizona Bank & Trust with a maturity date of September 1, 2022. The Yuma Loan Agreement has an initial interest rate of 5.50% with a variable rate adjustment equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.50% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2017.

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona and Ontario, California (through the date of sale – see below) properties. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service our debt. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 filed with the SEC on May 1, 2017, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies which has not changed in the period ended April 30, 2017. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers, and we believe that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On June 2, 2017, the Ontario Hospitality Properties, LLLP was sold to an unrelated third party for of gross proceeds of $17,500,000 (see Note 11).

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly-owned subsidiary of the Trust. As of April 30, 2017, IBC Hotels provided services to approximately 6,300 hotels.

We are planning significant expansion of IBC Hotels during the next several years as we concentrate our sales and marketing efforts towards consumers. We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the next several years. For each reservation, IBC Hotels receives a 10% - 20% transactional fee plus reimbursement of our credit card processing fees associated with the reservation. We cannot provide any assurance that our plans will be successful or in line with our expectations.

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

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,691,704	$-	$5,950,000
Ontario	6,074,079	5,186,889	17,500,000
Tucson Oracle	6,803,135	3,065,854	11,950,000
Yuma	5,016,660	4,927,654	12,900,000
	$19,585,579	$13,180,397	$48,300,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties. On June 2, 2017, our Ontario hotel property was sold for $17,500,000 to a third party.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE MKT

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

The NYSE MKT’s letter informed the Trust that, to maintain its listing, it must submit a plan of compliance by February 20, 2017, addressing how it intends to regain compliance with the NYSE MKT’s continued listing standards within the maximum potential 18-month plan period available (the “Plan Period”). Elements of the compliance plan may include the sale of one or more of its assets (management believes IHT hotels have a much lower book value than market value), sale of additional Trust stock at market value, sale of minority interest in specific hotel properties and/or anticipated continuation of the current operational upward current trends in hotel gross operating profits. As part of the plan of regaining compliance with the NYSE MKT’s continued listing standards, IBC Hotels, plans to explore financial and strategic options for the subsidiary and have hired Viant Capital, an investment banker, to assist. IHT continues to monitor its stockholders’ equity and is reviewing potential actions that can and are being taken to increase its stockholders’ equity and to maintain compliance with the NYSE MKT’s listing standards. We can provide no assurance that our plans to regain compliance with the NYSE MKT’s continued listing standards will be successful within the Plan Period or at all.

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

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three months ended April 30, 2017 and 2016 is as follows:

	Three Months Ended April,
	2017	2016
Net loss attributable to controlling interests	$(239,769)	$(189,696)
Add back:
Depreciation	413,398	133,654
Interest expense	205,036	185,912
Taxes	60,000	-
Less:
Interest income	(4)	(21,738)
Adjusted EBITDA	$438,661	$108,132

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

A reconciliation of net loss attributable to controlling interests to FFO for the three months ended April 30, 2017 and 2016 follows:

	Three Months Ended April 30,
	2017	2016
Net loss attributable to controlling interests	$(239,769)	$(189,696)
Add back:
Depreciation	413,398	133,654
Non-controlling interest	(297,870)	(210,478)
FFO attributable to controlling and non-controlling interests	$(124,241)	$(266,520)

RESULTS OF OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the first three months of fiscal year 2018, occupancy increased 3.03% to 83.00% from 79.97% in the first three months of the prior fiscal year. ADR increased by $9.25, or 11.7%, to $88.25 during the first three months of fiscal year 2018 from $79.00 in the first three months of fiscal year 2017. The increased occupancy and the increased ADR resulted in an increase in REVPAR of $10.07, or 15.9%, to $73.25 in the first three months of fiscal year 2018 from $63.18 in the first three months of fiscal year 2017. Our properties in Ontario, California and Yuma, Arizona during the prior fiscal year had significant improvements which have resulted in an improved product which was able to increase its occupancy and rates sharply which allowed an increase in our overall revenues for the first three months of fiscal year 2018 compared with the first three months of fiscal year 2017. We anticipate this increased rate and occupancy levels to be steady during the rest of fiscal year 2018 due to slowly improving economic and travel industry conditions. On June 2, 2017, our Ontario, California property sold which may impact the increased rate and occupancy levels for the remainder part of fiscal year 2018.

The following table shows certain historical financial and other information for the periods indicated:

	For the Three Months Ended
	April,
	2017	2016
Occupancy	83.00%	79.97%
Average Daily Rate (ADR)	$88.25	$79.00
Revenue Per Available Room (REVPAR)	$73.25	$63.18

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2017 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2016

A summary of total operating results of the Trust for the three months ended April 30, 2017 and 2016 is as follows:

	2017	2016	Change	% Change
Total Revenue	$4,152,184	$3,638,063	$514,121	14.1%
Operating Expenses	(3,829,051)	(3,453,107)	375,944	10.9%
Operating Income	323,133	184,956	138,177	(74.7%)
Other Income	4	21,738	(21,734)	(100.0%)
Interest Expense	(205,036)	(185,912)	(19,124)	(10.3%)
Income Tax Provision	(60,000)	-	(60,000)	(100.0%)
Consolidated Net Income	58,101	20,782	37,319	(179.6%)

Our overall results for the first three months of fiscal year 2018 were positively affected by a slight increase in revenues which included our growing IBC Hotels division. See below for discussion of operating results by segment.

A summary of operating results by segment for the three months ended April 30, 2017 and 2016 is as follows:

	2017	2016
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue	$3,907,975	$3,420,578	$487,397	14.2%
Operating Expenses	(3,270,175)	(3,117,031)	153,144	4.9%
Operating Income	637,800	303,547	334,253	(110.1%)
Other Income	4	21,738	(21,734)	(100.0%)
Interest Expense	(199,277)	(177,912)	(21,365)	(12.0%)
Income Tax Provision	(60,000)	-	(60,000)	(100.0%)
Net Income	$378,527	$147,373	$231,154	(156.8%)

	2017	2016
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$244,209	$217,485	$26,724	12.3%
Operating Expenses	(558,876)	(336,076)	222,800	66.3%
Operating Loss	(314,667)	(118,591)	(196,076)	(165.3%)
Interest Expense	(5,759)	(8,000)	2,241	28.0%
Net Loss	$(320,426)	$(126,591)	$(193,835)	(153.1%)

REVENUE

Hotel Operations & Corporate Overhead Segment

For the three months ended April 30, 2017, we had total revenue of approximately $3,908,000 compared to approximately $3,421,000 for the three months ended April 30, 2016, an increase of approximately $487,000. With an improved and renovated hotel property at our Yuma, Arizona and Ontario, California markets, we realized an overall 14.7% increase in room revenues during the first quarter of fiscal year 2018 as room revenues were approximately $3,755,000 for the first three months of fiscal year 2018 as compared to approximately $3,275,000 during the first three months of fiscal year 2017. Food and beverage revenue was approximately $60,000 for the first three months of fiscal year 2018 as compared to approximately $61,000 for the first three months of fiscal year 2017, a slight decrease of approximately $1,000. During the remainder of fiscal year 2018, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 3.9% increase in management and trademark fee revenues during the first three months of fiscal year 2018 as management and trademark revenues were approximately $80,000 during the first three months of fiscal year 2018 as compared to approximately $77,000 during first three months of fiscal year 2017. Management and trademark fee revenues increased during fiscal year 2018 as a result of increased revenues in the hotel owned by Mr. Wirth. During the remainder of fiscal year 2018, we expect management and trademark fee revenues to remain steady.

IBC Developments Segment

For the three months ended April 30, 2017, we had total revenue of approximately $244,000 compared to approximately $217,000 for the three months ended April 30, 2016, an increase of approximately $27,000. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth. The increase in total revenues was due to additional demand for the contracted hotels.

EXPENSES

Hotel Operations & Corporate Overhead Segment

Total operating expenses of approximately $3,270,000 for the three months ended April 30, 2017 reflect an increase of approximately $153,000 compared to total operating expenses of approximately $3,117,000 for the three months ended April 30, 2016. The increase was primarily due to an increase in operating expenses at the hotel properties for our rooms and depreciation expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $974,000 for the three months ended April 30, 2017 compared to approximately $896,000 for the three months ended April 30, 2016 of approximately a $78,000, or 8.7%, increase in costs. With increased occupancy at several of our hotel properties, we incurred additional room expenses which was anticipated and planned.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the fiscal quarter ended April 30, 2017, food and beverage expenses were approximately $67,000 as compared to approximately $93,000 for the fiscal quarter ended April 30, 2016, a decrease of approximately $26,000, or 13.5%. The decrease during the first fiscal quarter of 2018 as compared to the first fiscal quarter of 2017 corresponded with decreased demand and additional efficiencies gained with less menu items at our restaurant located in our Ontario, California property.

Telecommunications expense, consisting of telephone and Internet costs, were for the fiscal quarter ended April 30, 2017 were approximately $9,800 as compared approximately $4,100 for the fiscal quarter ended April 30, 2016. Management anticipates this will be consistent for the remainder of fiscal year 2018.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $830,000 for the three months ended April 30, 2017 decreased approximately $113,000 from approximately $942,000 for the three months ended April 30, 2016 primarily due to decrease in overhead and closer monitoring of spending.

Sales and marketing expense increased approximately $61,000, or 29.6%, to approximately $271,000 for the three months ended April 30, 2017 from approximately $210,000 for the three months ended April 30, 2016. The increase was due to additional use of online booking agencies and additional sales and marketing staff at our hotel properties.

Repairs and maintenance expense decreased by approximately $78,000 from approximately $272,000 reported for the three months ended April 30, 2016 compared with approximately $194,000 for the three months ended April 30, 2017. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. Two of our hotel properties during the three months ended April 30, 2016 were completing renovations which drove additional repairs and maintenance expenses.

Hospitality expense increased slightly by approximately $3,000, or 1.4%, from $208,000 for the three months ended April 30, 2016 to approximately $211,000 for the three months ended April 30, 2017. The increase was primarily due to the increased occupancy at our hotel properties.

Utility expenses decreased approximately $33,000 from approximately $207,000 reported for the three months ended April 30, 2016 compared with approximately $174,000 for the three months ended April 30, 2017. Housekeeping staff turned down the room air conditioning units overnight when guests were not occupying the rooms.

Hotel property depreciation expense increased significantly at approximately $391,000 for the three months April 30, 2017 as compared to approximately $118,000 for the three months ended April 30, 2016. The change occurred as all of our hotel properties are no longer presented in our financial statements as assets held for sale whereby depreciation was temporarily suspended.

Real estate and personal property taxes, insurance and ground rent expense decreased by approximately $23,000, from approximately $180,000 for the three months ended April 30, 2016 to approximately $157,000 for the three months ended April 30, 2017 as last fiscal year we purchased the land under one of our Tucson, Arizona properties, which no longer required us to pay for a land lease.

Interest expenses were approximately $182,000 for the three months ended April 30, 2017, an increase of approximately $28,000 from the interest expenses for the three months ended April 30, 2016 of approximately $154,000. We continue to work with our lenders to refinance the property loans. The increase was primarily due to a change in the calculation of interest expense relating to the restructuring of the Ontario, California mortgage note payable, coupled with the increased use of our American Express note payables and our related party lines of credit offset by a decrease in our Albuquerque, New Mexico note payable payoff.

Income tax provision was $60,000 for the three months ended April 30, 2017, an increase of $60,000 from the three months of the prior fiscal year of $0. Increase in the tax provision is primarily due to the increased net sales of ownership interests in our properties during our first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Developments Segment

Total expenses, which are comprised primarily of general and administrative and sales and marketing expense of approximately $559,000 for the three months ended April 30, 2017, reflect an increase of approximately $215,000, as compared to total expenses of approximately $336,000 for the three months ended April 30, 2016. During the fiscal quarter ended April 30, 2017, we expanded our sales and marketing efforts by increasing our sales resources and the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

Net Income before income taxes:

We had consolidated net income before income taxes of approximately $118,000 for the three months ended April 30, 2017, compared to approximately $21,000 for the three months ended April 30, 2016. After deducting income tax provision of approximately $60,000 for the three months ended April 30, 2017, we had consolidated net income of approximately $58,000 as compared with consolidated net income of approximately $21,000 for the three months ended April 30, 2016, an increase in consolidated net income of approximately $37,000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property and Ontario, California (through the date of sale) property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotl operations and sales of non-controlling interests to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved in the coming year; capital improvements are expected to be similar from the prior year. As of May 30, 2017, the Trust had $0 drawn on its bank line of credit. Our credit line matures on June 23, 2017 and we are currently in discussions with the bank and anticipate a renewal of at least an additional year on this line of credit; however, we can provide no assurance that we will be able to renew the line of credit on terms favorable to us or at all.

With the sale of our Ontario, California hotel property on June 2, 2017, expected renewal of our bank line of credit, the availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of the two available Advances to Affiliate credit facilities, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust.

As of April 30, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note or Note Receivable with Rare Earth, depending on whether amounts are due to or due from Rare Earth, with an amount payable of $2,384. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable bears interest at 7.0% per annum and is interest only quarterly. The Demand/Revolving Line of Credit/Promissory Note or Note Receivable has a maximum borrowing capacity to $1,000,000, which is available to December 31, 2017. The highest amount outstanding on the Demand/Revolving Line of Credit/Promissory Note for the quarter ended April 30, 2017 was $630,000.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate a moderate improvement in the overall economic situation that affected results in the first quarter of 2017, which could result in higher revenues and operating margins in the remainder of fiscal year 2018. We expect the major challenge for the remaining portion of fiscal year 2018 is the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash provided by (used in) operating activities totaled approximately $459,000 and ($96,000) for the three months ended April 30, 2017 and April 30, 2016, respectively. Refer to the discussion below for the change in the net cash provided by (used in) operating activities.

Consolidated net income was approximately $58,000 and approximately $21,000 for the three months ended April 30, 2017 and 2016, respectively. The differences in consolidated net income for the three months ended April 30, 2017 and 2016 are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities for the three months ended April 30, 2017 and 2016, respectively, consist primarily of changes in the hotel property depreciation of approximately $413,000 for the three months ended April 30, 2017 compared with approximately $134,000 for the three months ended April 30, 2016, cumulative changes in assets and liabilities for accounts payable and accrued expenses of approximately ($285,000) and approximately ($238,000) for the three months April 30, 2017 and 2016, respectively. These changes resulted in net cash provided by operating activities of approximately $459,000 for the three months ended April 30, 2017 and net cash used in operating activities of approximately ($96,000) for the three months ended April 30, 2016. Significant additional accounts receivables were generated during the three months ended April 30, 2017 from our IBC Developments segment which the Trust expects to collect during the three months ended July 31, 2017. Hotel depreciation increased significantly during the three months ended April 30, 2017 compared with the three months ended April 30, 2016, as several of the our hotels are included continuing operations and no longer included in discontinued operations and assets held for sale when depreciation has halted.

Net cash used in investing activities was approximately ($654,000) and ($526,000) for the three months ended April 30, 2017 and 2016, respectively. The additional net cash used by investing activities was primarily due to our continued investment in our hotels with improvements and additions to the hotel properties.

Net cash provided by financing activities totaled approximately $95,000 for the three months ended April 30, 2017 and net cash used in financing activities totaled approximately ($524,000) for the three months ended April 30, 2016. The increase in cash provided was primarily due to borrowings on notes payable to banks and borrowings on line of credit – related party and proceeds from sale of non-controlling ownership interest in subsidiary and sale of stock offset by increased amount of payments on notes payable to banks, increased amount of lending on advances to affiliates – related party and payments on line of credit – related party.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of April 30, 2017, there were no monies held in these accounts, which are usually reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2017 and 2016, the Hotels and Corporate office spent approximately $654,000 and $595,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2018 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2017. Repairs and maintenance were charged to expense as incurred and approximated $194,000 and $272,000 for three months ending April 30, 2017 and 2016, respectively.

We have minimum debt payments of approximately $1,717,000 and approximately $583,000 due during fiscal year 2018 and fiscal year 2019, respectively. Minimum debt payments due during the remainder of fiscal year 2018 include approximately $243,000 of mortgage notes payable.

As of April 30, 2017, we had mortgage notes payable, net of discounts, of approximately $13,180,000 outstanding with respect to the Hotels, approximately $354,000 in an unsecured non-revolving note payable, approximately $769,000 in an unsecured business loan, approximately $642,000 in an unsecured promissory note to a unrelated party, and approximately $15,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the three months ended April 30, 2017, the Trust acquired 8,210 Shares of Beneficial Interest in open market transactions at an average price of $2.20 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE MKT requirements. The Trust remains authorized to repurchase an additional 54,880 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

February 1 - February 28, 2017	789	$2.49	789	62,301
March 1 - March 31, 2017	3,439	$2.20	3,439	58,862
April 1 - April 30, 2017	3,982	$2.15	3,982	54,880
Total	8,210		8,210

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Amended Yuma Hospitality Properties LP Restructuring Agreement, dated February 15, 2017 and executed by the Registrant, RRF Limited Partnership and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2017)

10.2	IBC Bonus Agreement, dated February 15, 2017, executed by Registrant, Pamela Barnhill, Marc Berg and Adam Remis (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2017)

10.3	Securities Purchase Agreement between the Trust and Rare Earth Financial, LLC and Charles E Strickland dated as of February 28, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017)

10.4	Securities Purchase Agreement between the Trust and Rare Earth Financial, LLC and Charles E Strickland dated as of May 4, 2017 (incorporate by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on May 11, 2017)

10.5	Purchase and Sale Agreement, effective May 9, 2017, executied by Minkum Investment Group, LLC or Assignee as Buyer and Ontario Hospitality Properties, LLLP, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on May 15, 2017)

10.6	Change in Terms Agreement, dated May 11, 2017, executive by Ontario Hospitality Properties, LLLP as Borrower, in favor of Arizona Bank & Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on May 15, 2017)

10.7	Promissory Note, dated May 11, 2017, executed by Yuma Hospitality Properties, LLLP as borrower, in favor or 1st Bank of Yuma, as Lender (incorporate by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on May 12, 2017)

31.1	Section 302 Certification By Chief Executive Officer

31.2**	Section 302 Certification By Chief Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: June 13, 2017	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated: June 13, 2017	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

