Form 10-Q
period 2017-07-31
INNSUITES HOSPITALITY TRUST
filed 2017-09-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

Commission File Number 1-7062

INNSUITES HOSPITALITY TRUST

(Exact name of registrant as specified in its charter)

Ohio	34-6647590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre
1730 E. Northern Avenue, Suite 122
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

Number of outstanding Shares of Beneficial Interest, without par value, as of September 14, 2017: 9,782,074

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2017	JANUARY 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,476,881	$478,835
Restricted cash	374,069	-
Accounts Receivable, including $12,035 and $1,783 from related parties and net of Allowance for Doubtful Accounts of $10,041 and $51,948 as of July 31, 2017 and January 31, 2017, respectively	1,184,957	626,174
Advances to Affiliates - Related Party	783,292	-
Notes Receivable - Related Party	641,993	-
Prepaid Expenses and Other Current Assets	153,645	130,831
Current Assets of Discontinued Operations	131,189	229,127
Total Current Assets	10,746,026	1,464,967
Property, Plant and Equipment, net	14,476,568	13,694,268
Intangible Assets, net	399,500	433,000
Goodwill	500,000	500,000
Noncurrent assets of Discontinued Operations	-	6,080,597
TOTAL ASSETS	$26,122,094	$22,172,832

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,702,044	$1,763,498
Notes Payable - Related Party	-	145,000
Lending From Affiliates - Related Party	-	379,167
Current Portion of Mortgage Notes Payable, net of Discount of $2,628 and $2,966 as of July 31, 2017 and January 31, 2017, respectively	248,156	320,193
Current Portion of Notes Payable to Banks, net of Discount of $12,643 and $39,796 as of July 31, 2017 and January 31, 2017, respectively	334,890	646,376
Current Portion of Other Notes Payable	1,106,160	565,657
Current Liabilities of Discontinued Operations	20,111	585,609
Total Current Liabilities	4,411,361	4,405,500
Mortgage Notes Payable, net of discount of $15,182 and $17,671 as of July 31, 2017 and January 31, 2017, respectively	9,620,396	7,755,564
Notes Payable to Banks, net of discount of $6,741 and $2,317 as of July 31, 2017 and January 31, 2017, respectively	873,341	1,331,270
Other Notes Payable	925,155	7,411
Noncurrent Liabilities of Discontinued Operations	-	5,047,838
TOTAL LIABILITIES	15,830,253	18,547,583

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,548,805 and 18,292,601 shares issued and 9,782,425 and 9,665,328 shares outstanding at July 31, 2017 and January 31, 2017, respectively	21,733,557	16,794,132
Treasury Stock, 8,766,380 and 8,645,573 shares held at cost at July 31, 2017 and January 31, 2017, respectively	(12,609,129)	(12,362,952)
TOTAL TRUST SHAREHOLDERS' EQUITY	9,124,428	4,431,180
NON-CONTROLLING INTEREST	1,167,413	(805,931)
TOTAL EQUITY	10,291,841	3,625,249
TOTAL LIABILITIES AND EQUITY	$26,122,094	$22,172,832

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2017	2016
REVENUE
Room	$4,752,209	$4,137,313
Food and Beverage	26,015	17,720
Management and Trademark Fees	118,423	138,301
Reservation and Convention	519,978	377,907
Other	42,257	34,838
TOTAL REVENUE	5,458,882	4,706,079

OPERATING EXPENSES
Room	1,359,133	1,192,042
Food and Beverage	35,033	64,754
Telecommunications	20,044	8,245
General and Administrative	2,023,727	1,961,777
Sales and Marketing	910,146	548,006
Repairs and Maintenance	327,942	326,891
Hospitality	323,965	271,297
Utilities	281,219	287,564
Depreciation	604,680	161,420
Intangible Amortization	33,500	33,500
Real Estate and Personal Property Taxes, Insurance and Ground Rent	244,160	259,823
Other	-	7,829
TOTAL OPERATING EXPENSES	6,163,549	5,123,148
OPERATING LOSS	(704,667)	(417,069)
Interest Income	1,722	1,263
Interest Income on Advances to Affiliates - Related Party	1,344	10,520
TOTAL OTHER INCOME	3,066	11,783
Interest on Mortgage Notes Payable	235,827	197,863
Interest on Notes Payable to Banks	18,319	14,059
Interest on Other Notes Payable	25,630	(4,518)
Interest on Advances to Affiliates - Related Party	-	-
TOTAL INTEREST EXPENSE	279,776	207,404
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND GAIN ON DISPOSAL OF ASSETS	(981,377)	(612,690)
Income Tax Provision	(330,000)	-
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(1,311,377)	$(612,690)
Discontinued Operations, Net of Non-Controlling Interest	$(577,272)	$360,010
Gain on Disposal of Discontinued Operations	$11,445,879	$-
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS	$10,868,607	$360,010
CONSOLIDATED NET INCOME (LOSS)	$9,557,230	$(252,680)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$136,236	$311,673
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$9,420,994	$(564,353)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.13)	$(0.07)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$1.10	$0.04
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - BASIC	$0.97	$(0.03)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS –DILUTED	$(0.13)	$(0.07)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS –DILUTED	$1.10	$0.04
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - DILUTED	$0.97	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,880,780	8,812,748
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,307,360	12,496,817

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2017	2016
REVENUE
Room	$2,041,309	$1,763,179
Food and Beverage	15,048	10,091
Management and Trademark Fees	38,139	61,308
Reservation and Convention	289,965	174,363
Other	20,543	19,385
TOTAL REVENUE	2,405,004	2,028,326

OPERATING EXPENSES
Room	679,902	566,510
Food and Beverage	16,818	27,853
Telecommunications	10,245	4,732
General and Administrative	1,063,031	939,174
Sales and Marketing	458,483	281,357
Repairs and Maintenance	194,020	154,567
Hospitality	163,221	121,277
Utilities	160,715	141,109
Depreciation	316,421	27,766
Intangible Amortization	16,750	16,750
Real Estate and Personal Property Taxes, Insurance and Ground Rent	117,100	110,795
TOTAL OPERATING EXPENSES	3,196,706	2,391,890
OPERATING LOSS	(791,702)	(363,564)
Interest Income	1,717	356
TOTAL OTHER INCOME	1,717	356
Interest on Mortgage Notes Payable	127,045	100,295
Interest on Notes Payable to Banks	2,375	6,901
Interest on Other Notes Payable	8,753	(5,929)
TOTAL INTEREST EXPENSE	138,173	101,267
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND GAIN ON DISPOSAL OF ASSETS	(928,158)	(464,475)
Income Tax Provision	(270,000)	-
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(1,198,158)	$(464,475)
Discontinued Operations, Net of Non-Controlling Interest	$(748,543)	$194,558
Gain on Disposal of Discontinued Operations	$11,445,879	$-
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS	$10,697,337	$194,558
CONSOLIDATED NET INCOME	$9,499,179	$(269,917)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(128,821)	$92,782
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$9,628,000	$(362,699)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.12)	$(0.05)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$1.08	$0.02
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - BASIC	$0.96	$(0.03)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS –DILUTED	$(0.12)	$(0.04)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS –DILUTED	$1.08	$0.02
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - DILUTED	$0.96	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,754,810	8,809,485
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,244,274	12,493,554

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2017

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders'	Non-Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2017	9,665,328	$16,794,132	8,645,573	$(12,362,952)	$4,431,180	$(805,931)	$3,625,249
Net Income	-	9,420,994	-	-	9,420,994	136,236	9,557,230
Dividends	-	(96,353)	-	-	(96,353)		(96,353)
Purchase of Treasury Stock	(120,807)	-	120,807	(246,177)	(246,177)	-	(246,177)
Shares of Beneficial Interest Issued for Services Rendered	24,000	25,920	-	-	25,920	-	25,920
Sale of Shares of Benficial Interest	213,904	400,000	-	-	400,000	-	400,000
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	2,316,768	2,316,768
Distribution to Non-Controlling Interests	-	-	-	-	-	(5,290,796)	(5,290,796)
Reallocation of Non-Controlling Interests and Other	-	(4,811,136)	-	-	(4,811,136)	4,811,136	-
Balance, July 31, 2017	9,782,425	$21,733,557	8,766,380	$(12,609,129)	$9,124,428	$1,167,413	$10,291,841

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$9,557,230	$(252,680)
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash Used In Operating Activities:
Stock-Based Compensation	25,920	71,346
Recovery of Uncollectible Receivables	(43,679)	(10,297)
Depreciation	782,504	161,420
Amortization of Intangibles	33,500	33,500
Amortization of Debt Discounts and Deferred Financing Fees	63,822	5,164
Gain on Disposal of Assets	(11,445,879)	-
Changes in Assets and Liabilities:
Accounts Receivable	(432,607)	(665,435)
Prepaid Expenses and Other Assets	20,670	(51,099)
Accounts Payable and Accrued Expenses	558,256	(37,677)
NET CASH USED IN OPERATING ACTIVITIES	(880,264)	(745,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(1,556,944)	(1,253,058)
Cash Received From Sale of Hotel Property	9,603,610	-
Lendings on Advances to Affiliates - Related Party	(1,729,000)	(211,150)
Collections on Advances to Affiliates - Related Party	566,541	745,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,884,207	(719,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(566,337)	(240,023)
Borrowings on Mortgage Notes Payable	5,000,000	-
Payments on Notes Payable to Banks, net of financing costs	(2,462,144)	(164,547)
Borrowings on Notes Payable to Banks, net of financing costs	1,670,000	358,050
Payments on Line of Credit - Related Party	(775,000)	(49,356)
Borrowings on Line of Credit - Related Party	632,384	65,000
Payments on Notes Payable - Related Party	(706,761)	(693,113)
Borrowings on Notes Payable - Related Party	62,384	683,230
Payments on Other Notes Payable	(25,553)	(33,240)
Borrowings on Other Notes Payable	1,483,800	55,000
Payment of Dividends	(96,353)	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	2,316,768	75,000
Sale of Shares of Beneficial Interest	400,000	-
Distributions to Non-Controlling Interest Holders	(5,290,796)	(266,158)
Repurchase of Treasury Stock	(246,177)	(19,676)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,396,215	(229,833)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,400,157	(1,694,799)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	568,396	1,957,687
CASH AND CASH EQUIVALENTS AT END OF PERIOD (i)	$7,968,553	$262,888

See accompanying notes to unaudited
condensed consolidated financial statements

(i) Including $117,603 and $237,766 of cash included in discontinued operations as of July 31, 2017 & July 31, 2016, respectively.

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2017 AND JANUARY 31, 2017

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2017 AND 2016

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2017, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) owns interests directly in and through a partnership interest, three hotels with an aggregate of 424 suites in Arizona and New Mexico (the “Hotels”). The Hotels operate under the trade name “InnSuites Hotels.”

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider our Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico to be moderate or limited service establishments. Our properties are limited service hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.23% and 72.11% interest in the Partnership as of July 31, 2017 and January 31, 2017, respectively. The Trust’s weighted average ownership for the six month period ended July 31, 2017 and 2016 was 72.35% and 72.11%, respectively. As of July 31, 2017, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. As of July 31, 2017, the Trust owns a direct 16.36% interest in a Yuma, Arizona hotel property (see Note 6), and a direct 37.80% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believed that each of the assets was being marketed at a price that was reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers, and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On June 2, 2017, the Ontario Hospitality Properties LLLP was sold to an unrelated third party for $17,500,000 (see Note 11).

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On July 31, 2017 and January 31, 2017, 284,376 and 276,131 Class A Partnership units were issued and outstanding, representing 2.21% and 2.09% of the total Partnership units, respectively. Additionally, as of July 31, 2017 and January 31, 2017, 3,024,038 and 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, respectively. If all of the Class A and B Partnership units were converted on July 31, 2017 and January 31, 2017, the limited partners in the Partnership would receive 3,308,414 and 3,684,069 Shares of Beneficial Interest of the Trust, respectively. As of July 31, 2017 and January 31, 2017, the Trust owns 9,527,448 general partner units in the Partnership, representing 74.23% and 72.11% of the total Partnership units, respectively.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property. Our Ontario, California property was sold on June 2, 2017 and will no longer provide quarterly distributions. However, the Trust received net proceeds of approximately $9.6 million in the sale. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and sales of non-controlling interests and to service our debt.

As of July 31, 2017 and January 31, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $642,000 and amount payable of $145,000, respectively. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through June 30, 2019. As of September 7, 2017, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was approximately $942,000.

As of July 31, 2017 and January 31, 2017, the Trust had an available Advances to Affiliate credit facility with a maximum borrowing capacity of $500,000 for a total maximum borrowing capacity of $1,000,000, which is available through June 30, 2019. As of July 31, 2017 and January 31, 2017, the Trust had an amount receivable of approximately $783,000, and account payable of approximately $379,000, respectively. As of September 7, 2017, the outstanding net balance payable on the available Advances to Affiliate credit facilities was approximately $883,000.

On August 24, 2017, the Trust entered into a Promissory Note Agreement with RepublicBankAZ, N.A. (“Republic Bank LOC”) for a $150,000 revolving line of credit with a maturity date of August 24, 2018. The IHT Agreement has interest only payments due monthly and the variable interest rate is 1.50% above the highest prime rate as published in the Wall Street Journal. No prepayment penalty exists.

With approximately $7,968,000 of cash, as of July 31, 2017, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the combined $1,000,000 Advance to Affiliate credit facilities and the availability of the $150,000 Republic Bank LOC, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Albuquerque Suite Hospitality, LLC and Yuma Hospitality Properties, LLLP have been determined to be a variable interest entity with the Partnership as the primary beneficiary (see Note 7 – “Variable Interest Entity”). Therefore, the financial statements of Albuquerque Suite Hospitality, LLC and Yuma Hospitality Properties, LLLP are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The two southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those two southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experiences its most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Operations rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. It will be effective for us beginning in 2018 and should be applied prospectively, with certain cumulative effect adjustments. Early adoption is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosures of financial instruments including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 will become effective for the Trust for the fiscal year ending January 31, 2018. The Trust is currently evaluating the guidance to determine the potential impact of this standard on its financial condition, results of operations, cash flows and financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Trust is currently evaluating the impact of the adoption of ASU 2016-02 on the Trust’s consolidated financial statements.

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

● In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09. “Revenue from Contracts with Customers.” This new standard will replace the existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” that delayed the effective date of ASU 2014-09 by one year to January 1, 2018, as the Trust’s annual reporting period is after December 15, 2017.

The Trust has continued to analyze the impact of the new standard on its financial results based on an inventory of the Trust’s current Contracts with customers. The Trust has obtained an understanding of the new standard and currently believes that it will retain much of the same accounting treatment as used to recognized revenue under current standards.

The Trust continues to evaluate the impact of ASU No. 2014-09 on our financial results and prepare for the adoption of the standard on February 1, 2018, including readying its internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. The Trust is in the process of determining the method of adoption it will elect and the impact on our consolidated financial statements and footnote disclosures, and will provide enhanced disclosures as we continue our assessment.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no impairment of long-lived assets existed during the Trust’s fiscal quarters and six months ended July 31, 2017 and 2016.

Restricted Cash

Restricted cash consists of amounts held in reserve by lenders to find capital improvements to the properties.

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

INCOME PER SHARE

Basic and diluted income (loss) per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,308,414 Shares of the Beneficial Interest, as discussed in Note 1.

For the periods ended July 31, 2017 and 2016, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,308,414 and 3,684,069 in addition to the basic shares outstanding for the periods ended July 31, 2017 and 2016, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during the periods ended July 31, 2017 and 2016, and are included in the calculation of diluted loss per share for these periods.

SEGMENT REPORTING

The Trust determined that its operations are comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in three hotel properties with an aggregate of 424 suites in Arizona and New Mexico, and the IBC Developments segment serving 6,300 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Consistent with the change in reportable segments, the Trust revised its prior period financial information for the segment structure. Historical financial information presented in this Form 10-Q reflects this change. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Developments in that segment. Included in these costs are sales, marketing and technology development costs.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For disclosure purposes, fair value is determined by using available market information and appropriate valuation methodologies. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. The fair value framework specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The fair value hierarchy levels are as follows:

●	Level 1 – Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

●	Level 2 – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and / or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are level 2 valuation techniques.

●	Level 3 – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect the trust’s own judgments about the assumptions that market participants would use in pricing an asset or liability.

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the periods ended July 31, 2017 and 2016.

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

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the six months ended July 31, 2017, the Trust recognized expenses of $25,920 related to stock-based compensation. The Trust issued 24,000 restricted shares with a total market value of $51,840 in the first fiscal quarter of fiscal year 2018 as compensation to its three outside Trustees for fiscal year 2017. On a monthly basis through January 31, 2018, these shares vest at a rate of approximately 500 shares for each outside Trustee.

The following table summarizes restricted share activity during the six months ended July 31, 2017:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance of unvested awards at January 31, 2017	-	-
Granted	24,000	$2.16
Vested	(12,000)	$2.16
Forfeited	-	-
Balance of unvested awards at July 31, 2017	12,000	$2.16

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

The Committee also adopted an incentive bonus program for the Executives for the fiscal year ended January 31, 2017 (the “2017 Fiscal Year Bonus Program”). Under the 2017 Fiscal Year Bonus Program, an Executive was entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust of the maximum amount set forth below upon the achievement by the Executive of performance-based objectives, which include revenue, gross operating profit and strategy for the hotel and IBC Developments Division. These performance-based objectives were achieved for the period ended April 30, 2016.

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

Fiscal 2018– Full Year Cash and Equity Bonus Program

On January 24, 2017, the Compensation Committee also adopted an incentive bonus program for the Executives for the full fiscal year ending January 31, 2018 (the “2018 Fiscal Year Bonus Program”). Under the 2018 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust, up to the maximum amounts set forth below, upon the achievement by the Executive of performance-based objectives which included exceeding budget by at least 5% for hotel revenues, hotel gross operating profits, IBC Hotels division revenues and IBC Hotels division profits.

Executive	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

4. RELATED PARTY TRANSACTIONS

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members, including Pamela Barnhill, Vice Chairperson and President of the Trust. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2019. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. As of July 31, 2017 and January 31, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $642,000 and amount payable of $145,000, respectively. As of September 7, 2017, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was approximately $942,000.

As of January 31, 2017, the Trust had two available Advance to Affiliate credit facilities each with a maximum borrowing capacity of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC for a total maximum borrowing capacity of $1,000,000. On June 19, 2017, the Board changed the terms of Tempe/Phoenix Airport Resort LLC Advance to Affiliate credit facilities by increasing the borrowing capacity to $1,000,000 and changed the Maturity Date from June 30, 2017 to June 30, 2019. On June 19, 2017, the Board terminated the Phoenix Northern Resort, LLC Advance to Affiliate credit facility. As of July 31, 2017 and January 31, 2017, the Trust had an amount receivable of approximately $783,000, and account payable of approximately $379,000, respectively. As of September 7, 2017, the outstanding net balance payable on the available Advances to Affiliate credit facility was approximately $883,000. During the period ended July 31, 2017, the Trust received $708 and $0 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively.

As of July 31, 2017 and January 31, 2017, Mr. Wirth and his affiliates held 3,024,038 and 3,407,938 Class B Partnership units, which represented 23.56% and 25.80% of the total outstanding Partnership units. As of July 31, 2017 and January 31, 2017, Mr. Wirth and his affiliates held 6,939,429, respectively, Shares of Beneficial Interest in the Trust, which represented 72.52% and 71.93%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the six months ended July 31, 2017, Mr. Wirth’s affiliates paid the Trust $106,423 for management and licensing fees.

On July 10, 2017, InnSuites Hospitality Trust (the “Trust”) entered into a Securities Purchase Agreement (the “Agreement”) to purchase a total of 88,000 Shares of Beneficial Interest of the Trust (“Share”) from three individuals, at a purchase price of $2.00 per Share with the sellers set forth on the signature page thereto, for the aggregate cost of $176,000 to the Trust. Pursuant to the Agreement, Marc Berg, Executive Vice President of the Trust sold 40,000 Shares and two non-affiliated individuals each sold 24,000 Shares.

On July 10, 2017, RRF Limited Partnership entered into multiple Assignment of Partners Interest Agreements (the RRF Agreements”) to purchase a total of 433,900 RRF Limited Partnership units convertible 1:1 to Shares of Beneficial Interest of InnSuites Hospitality Trust at a purchase price of $2.00 per RRF Limited Partnership unit, for the aggregate cost of $867,800 to the Trust. Pursuant to the RRF Agreements, James F. Wirth, the Chairman and Chief Executive Officer of the Trust, sold 250,000 RRF Limited Partnership units and Mr. Wirth’s family member, Pamela Barnhill, Vice Chairperson and President of the Trust sold 45,975 RRF Limited Partnership units and three other of Mr. Wirth’s family members who are each not affiliated with the Trust each sold 45,975 RRF Limited Partnership units. On July 10, 2017, the closing price of Shares of Beneficial Interest of the Trust on the NYSE American was $2.00 per Share. The Board of Trustees (the “Board”) and the Audit Committee of the Trust approved this purchase as part of the Trust’s NYSE Equity Enhancement Plan.

On July 10, 2017, the Trust entered into three Promissory Notes for a total of $176,000 to purchase 88,000 Shares as described above. On July 10, 2017, RRF Limited Partnership entered into five Each Promissory Notes for a total of $867,800 to purchase a total of 433,900 Shares. Each Promissory Note has a 3 year term paying monthly interest and principle amounts including 7% interest. The foregoing description is not intended to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.2 to this Current Report on Form 8-K and is incorporated herein by reference.

Besides Pamela Barnhill, Vice Chairperson and President of the Trust and daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer, the Trust also employs two other immediate family members of Mr. Wirth who provide technology and administrative support services to the Trust with each receiving a $60,000 yearly salary.

On February 28, 2017, the Trust entered into a Securities Purchase Agreement to sell a total of 111,111 Shares of Beneficial Interest of the Trust, at a sale price of $1.80 per Share for the Aggregate proceeds of $200,000 to the Trust. Pursuant to the Security Purchase Agreement, Rare Earth purchased 55,556 Shares of Beneficial Interest of the Trust and one non-affiliated individual purchased 55,555 Shares of Beneficial Interest of the Trust. These shares are included in the Shares of Beneficial Interest, issued and outstanding, however issuance is pending certain administrative matters.

On May 4, 2017, the Trust entered into a Securities Purchase Agreement to sell a total of 106,952 Shares of Beneficial Interest of the Trust, at a sale of price of $1.87 per Share for the aggregate proceeds of $200,000 to the Trust. Pursuant to the Security Purchase Agreement, Rare Earth purchased 53,476 Shares of Beneficial Interest of the Trust and one non-affiliated individual purchased 55,476 Shares of Beneficial Interest of the Trust. These shares are included in the Shares of Beneficial Interest, issued and outstanding, however issuance is pending certain administrative matters.

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

5. NOTES PAYABLE

On October 17, 2016, the Yuma entity, a subsidiary of the Trust, entered into a $520,000 business loan, including $20,000 of loan fees which are classified as debt discount and amortized to interest expense over the term of the loan using the effective interest rate method, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of October 16, 2017. The Yuma Merchant Agreement includes a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of July 31, 2017 and January 31, 2017, the business loan balance was approximately $4,000 and approximately $316,000, respectively, net of a discount of approximately $3,000 and approximately $13,000, respectively.

On December 19, 2016, Tucson Hospitality Properties LLLP, a subsidiary of the Trust, entered into a $438,880 business loan, including $16,880 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of December 18, 2017. The Tucson Oracle Merchant Agreement included a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of July 31, 2017 and January 31, 2017, the business loan balance was approximately $172,000 and $393,000, respectively, net of a discount of approximately $6,000 and approximately $14,000, respectively.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest- only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of July 31, 2017, the business loan balance was approximately $207,000, net of a discount of approximately $3,000. As of January 31, 2017, the business loan balance was approximately $285,000, net of a discount of approximately $5,000.

On May 11, 2017, Yuma Hospitality Properties, LLLP entered into a $850,000 Promissory Note Agreement (“Yuma Loan Agreement”) as a credit facility to replenish funds for the hotel remodel with 1st Bank of Yuma Arizona Bank & Trust with a maturity date of September 1, 2022. The Yuma Loan Agreement has an initial interest rate of 5.50% with a variable rate adjustment equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.50% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of July 31, 2017, the Promissory Note balance was approximately $846,000, net of a discount of approximately $7,000.

On June 29, 2017, Tucson Hospitality Properties, LLLP, a subsidiary of InnSuites Hospitality Trust, entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016.

On June 29, 2017, Tucson Hospitality Properties, LLLP, simultaneous with the execution and funding of the Tucson Loan, paid off and terminated the existing first mortgage credit facility with an approximate balance of $3.045 million which was originated on November 18, 2014, with a maturity date of November 18, 2029, an initial principal balance of $3.5 million and a current interest rate of 4.19% with an adjusted variable rate of US Treasury + 3.75% starting November 18, 2019.

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (the “Ontario entity”), and Yuma Hospitality Properties, Limited Partnership (the “Yuma entity”), which sales are described in detail in our Annual Report on Form 10-K filed on May 1, 2017 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement included in Exhibit 10.1 with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 100 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT are restructuring the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding will change from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as a General Partner of Yuma, will coordinate the offering and sale of Class A Interests to qualified third parties. REF and other REF Affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling partnership units in the Yuma entity for $10,000 per unit. Rare Earth and the Trust are restructuring the Yuma Partnership Interest from General Partner majority-owned to accredited investor majority-owned. Total interests outstanding will remain unchanged at 800 with Class A, Class B and Class C Limited Liability Limited Partnership Interests (referred to collectively as “Interests”) restructured with the Yuma entity purchasing 300 existing IHT Class B Interests and reissuing 300 Class A units to accredited investors as Class A Interests causing the Yuma entity to offer and sell up to approximately 300 Class A (2017 series) Interests. Rare Earth, as a General Partner of the Yuma entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. As described below, as of July 31, 2017, the Trust has sold approximately $2,710,000, gross of offering costs, of non-controlling partnership units in the Yuma entity.

During the six months ended July 31, 2017, there were 97.19 Class A units sold, of which 52.19 came from the Trust’s Class B units, and no C units of the Albuquerque entity sold. As of July 31, 2017 and January 31, 2017, the Trust held a 37.80% and 50.27% ownership interest, or 226.81 and 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other third parties held a 62.03% interest, or 372.19 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired.

During the six months ended July 31, 2017, there were no Class A, B or C units of the Tucson entity sold. As of July 31, 2017 and January 31, 2017, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 5 Class C units, and other parties held a 48.61% interest, or 383 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired.

During the six months ended July 31, 2017, there were no Class A units, B or C units of the Ontario entity sold. On June 2, 2017, the Trust sold its Ontario hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust used $7.2 million of the proceeds to satisfy its mortgage note payable on the property, approximately $2.4 million to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. As of July 31, 2017, the Partnership held a 100% ownership interest in the Ontario entity.

During the six months ended July 31, 2017, there were 271 Class A units of the Yuma entity sold, at $10,000 per unit, of which all units were sold from the Trust. As of July 31, 2017, the Trust held a 16.36% ownership interest, or 130.90 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.51% interest, or 4.10 Class C units, and other parties held a 83.13% interest, or 665 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the six months ended July 31, 2017, the priority distributions were paid for the three months ended April 30, 2017 and no priority distributions were accrued for the three months ended July 31, 2017.

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

The Partnership has determined that the Yuma and Albuquerque entities are variable interest entities with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Yuma and Albuquerque entities, including its mortgage note payable and distribution obligations, which based on the capital structure of the Yuma and Albuquerque entities, management believes could potentially be significant.

b) The Partnership, Trust and their related parties have maintained, as a group, a controlling ownership interest in the Albuquerque and Yuma entities, with the largest ownership belonging to the Partnership.

c) The Partnership, Trust and their related parties have maintained control over the decisions which most impact the financial performance of the Yuma and Albuquerque entities, including providing the personnel to operate the property on a daily basis.

During the fiscal quarter ended July 31, 2017, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain new financing as needed.

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $229,865 and $218,507 in cash for interest for the six months ended July 31, 2017 and 2016, respectively for continuing operations. The Trust paid $19,907 and $0 in cash for taxes for the six months ended July 31, 2017 and 2016, respectively for continuing operations.

Capital expenditures from discontinued operations approximated $37,500 and $182,000 for the six months ended July 31, 2017 and 2016, respectively.

9. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease that expires in 2058. Total expense associated with the non-cancelable ground lease for the six months ended July 31, 2017 and 2016 was approximately $75,000 and $74,000, respectively. Total expense associated with the non-cancelable ground lease for the three months ended July 31, 2017 and 2016 was approximately $37,000 and $28,000, respectively.

During 2010, the Trust entered into a five-year office lease for its corporate headquarters. On April 30, 2014, the lease was extended for 36 months and expired in 2017. The lease provided for month to month terms after April 30, 2017. The Trust recorded approximately $18,000 of general and administrative expense related to the lease during the each of the six months ended July 31, 2017 and 2016.

Future minimum lease payments under the non-cancelable ground leases are as follows:

Fiscal Year Ending
Remainder of FY 2018	63,863
FY 2019	113,508
FY 2020	113,508
FY 2021	113,508
FY 2022	113,508
FY 2023	113,508
Thereafter	5,473,313
Total	6,104,716

The Trust is obligated under a note payable agreement for its Tucson, Arizona property to deposit 4% of the Tuscon, Arizona property’s room revenue into an escrow account to be used for capital expenditures. The escrow funds are reported on the Trust’s Condensed Consolidated Balance Sheet as “Restricted Cash” with the balance as of July 31, 2017 and January 31, 2017 of $374,069 and $0, respectively.

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of July 31, 2017 and January 31, 2017.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all three of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $162,000 and $169,000 for the six months ended July 31, 2017 and 2016, respectively.

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

The trust is obligated under a note payable agreement for its Tucson, Arizona property to deposit 4% of the Tucson, Arizona property’s room revenue into an escrow account to be used for capital expenditures. The escrow funds are reported on the Trust’s Condensed Consolidated Balance Sheet as “Restricted Cash”.

10. SEGMENT REPORTING

The Trust determined that its reportable segments are the Hotel Operations & Corporate Overhead and IBC Developments segments. Reportable segments are determined based on discrete financial information reviewed by the Trust’s CODM. The Trust organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated.

Information relative to the Trust’s reportable segments for operations, for which there is no intersegment revenues, is as follows:

STATEMENT OF OPERATIONS	SIX MONTHS ENDED JULY 31, 2017
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$4,911,003	$547,879	$5,458,882
Loss From Continuing Operations	(44,458)	(660,209)	(704,667)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED JULY 31, 2017
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$2,101,334	$303,670	$2,405,004
Loss From Continuing Operations	(446,161)	(345,541)	(791,702)

STATEMENT OF OPERATIONS	SIX MONTHS ENDED JULY 31, 2016
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$4,309,378	$396,701	$4,706,079
Loss From Continuing Operations	(21,523)	(395,546)	(417,069)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED JULY 31, 2016
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Revenue	$1,849,110	$179,216	$2,028,326
Loss From Continuing Operations	(94,609)	(268,955)	(363,564)

11. SALE OF ONTARIO HOSPITALITY PROPERTIES, LP

On June 2, 2017, the Trust sold its Ontario hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust used $7.2 million of the proceeds to satisfy its mortgage note payable on the property, approximately $2.4 million to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. For the six months ended July 31, 2017, Ontario had approximately $1,471,000 of revenue, and approximately $2,100,000 of operating expenses. As of July 31, 2017, Ontario had approximately $131,000 of current assets consisting primarily of cash and receivables, and approximately $160,000 of current liabilities consisting of accounts payables and accrued expenses. During the six months ended July 31, 2017, and July 31, 2016, depreciation/amortization and capital expenses were approximately $178,000 and $0, respectively. In addition, there were no significant non-cash operating and investing activities during such period. See our Note 6 – “Sale of Ownership Interests in Subsidiaries” for information about investing activities during the six months ended July 31, 2017.

12. DISCONTINUED OPERATIONS

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

The Trust has recognized the sale of the Ontario hotel into discontinued operations in accordance with Accounting Standards Codification (ASC) No. 205-20, Discontinued Operations. As such, the historical results of the Ontario hotel has been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

Discontinued operations in the six months ended July 31, 2017 and July 31, 2016 primarily consists of all hotels operational revenues and expenses for the Ontario hotel property and does not include the sale proceeds and profit from the sale of the Ontario hotel.

The following unaudited financial information presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for the six months ended July 31, 2017 and the fiscal year ended January 31, 2017 as well as the statements of operations for the six months and three months ended July 31, 2017 and the six months and three months ended July 31, 2016.

	DISCONTINUED OPERATIONS
	JULY 31, 2017	JANUARY 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$117,604	$89,561
Accounts Receivable	10,246	92,743
Prepaid Expenses and Other Current Assets	3,339	46,823
Total Current Assets of Discontinued Operations	131,189	229,127
Property, Plant and Equipment, net	-	6,080,597
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$131,189	$6,309,724

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$20,111	$400,402
Current Portion of Mortgage Notes Payable	-	185,207
Total Current Liabilities of Discontinued Operations	20,111	585,609
Mortgage Notes Payable	-	5,047,838
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$20,111	$5,633,447

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2017	2016

REVENUE
Room	$1,397,324	$1,931,996
Food and Beverage	64,976	88,467
Other	8,443	17,417
TOTAL REVENUE	1,470,743	2,037,880

OPERATING EXPENSES
Room	939,663	599,147
Food and Beverage	66,152	102,178
Telecommunications	-	607
General and Administrative	256,986	221,994
Sales and Marketing	123,299	141,307
Repairs and Maintenance	100,149	163,314
Hospitality	122,465	118,222
Utilities	74,640	122,303
Depreciation	177,824	-
Intangible Amortization	56,015	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	70,693
Other	3,568	(5,496)
TOTAL OPERATING EXPENSES	1,920,761	1,534,269
OPERATING INCOME (LOSS)	(450,018)	503,611
Interest Income	961	-
TOTAL OTHER INCOME	961	-
Interest on Mortgage Notes Payable	127,787	139,083
Interest on Other Notes Payable	428	4,518
TOTAL INTEREST EXPENSE	128,215	143,601
CONSOLIDATED NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS, NET OF NON-CONTROLLING INTEREST	$(577,272)	$360,010

Capital expenditures from discontinued operations approximately $37,500 and $182,000 for the six months ended July 31, 2017 and 2016, respectively.

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2017	2016

REVENUE
Room	$353,233	$1,030,774
Food and Beverage	16,159	34,614
Management and Trademark Fees	-	-
Reservation and Convention	-	-
Other	3,093	11,114
TOTAL REVENUE	372,485	1,076,502

OPERATING EXPENSES
Room	645,177	331,231
Food and Beverage	17,707	45,520
Telecommunications	-	6
General and Administrative	115,581	127,164
Sales and Marketing	63,996	82,309
Repairs and Maintenance	39,748	62,502
Hospitality	72,663	58,395
Utilities	20,772	61,580
Depreciation	52,684	-
Intangible Amortization	-	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	26,310	39,101
Other	3,485	-
TOTAL OPERATING EXPENSES	1,058,123	807,808
OPERATING INCOME (LOSS)	(685,638)	268,695
Interest Income	961	-
Interest Income on Advances to Affiliates - Related Party	-	-
TOTAL OTHER INCOME	961	-
Interest on Mortgage Notes Payable	63,438	69,619
Interest on Notes Payable to Banks	-	-
Interest on Other Notes Payable	428	4,518
Interest on Advances to Affiliates - Related Party	-	-
TOTAL INTEREST EXPENSE	63,866	74,137
CONSOLIDATED NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS, NET OF NON-CONTROLLING INTEREST	$(748,543)	$194,558

Capital expenditures from discontinued operations approximately $37,500 and $182,000 for the six months ended July 31, 2017 and 2016, respectively.

13. SUBSEQUENT EVENTS

On August 24, 2017, the Trust entered into a Promissory Note Agreement with RepublicBankAZ, N.A. (“RepublicBank LOC”) for a $150,000 revolving line of credit with a maturity date of August 24, 2018. May 9, 2017, The RepublicBank LOC has interest only payments due monthly and the variable interest rate is 1.50% above the highest prime rate as published in the Wall Street Journal. No prepayment penalty exists.

On August 4, 2017, the Trust entered into a five year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for July 2018 and July 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90 day notification with a early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 – 5 of the lease term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2017.

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service our debt. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 filed with the SEC on May 1, 2017, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies which has not changed in the period ended July 31, 2017. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

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

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly-owned subsidiary of the Trust. As of July 31, 2017, IBC Hotels provided services to approximately 6,300 hotels.

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

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,957,627	$-	$5,950,000
Tucson Oracle	7,105,476	4,975,400	11,950,000
Yuma	4,964,661	4,893,152	12,900,000
	$14,027,764	$9,868,552	$30,800,000

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

On January 19, 2017, the Trust received a letter from the NYSE American Exchange, formerly known as NYSE American, informed the Trust that the staff of the NYSE American’s Corporate Compliance Department had determined that the Trust is not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide due to the Trust having stockholders’ equity of less than $6.0 million and net losses from continuing operations in its five most recent fiscal years ended January 31, 2016.

The NYSE American’s letter informed the Trust that, to maintain its listing, it must submit a plan of compliance by February 20, 2017, addressing how it intends to regain compliance with the NYSE American’s continued listing standards within the maximum potential 18-month plan period available (the “Plan Period”). Elements of the compliance plan may include the sale of one or more of its assets (management believes IHT hotels have a much lower book value than market value), sale of additional Trust stock at market value, sale of minority interest in specific hotel properties and/or anticipated continuation of the current operational upward current trends in hotel gross operating profits.

On June 2, 2017, the Trust sold its Ontario hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust has recognized a gain of approximately $11.4 million on its consolidated statement of operations for the six months ended July 31, 2017. As of July 31, 2017, the Trust Shareholders’ Equity was approximately $9.1 million which exceeds the minimum requirements of the NYSE American Company Guide. The Trust believes that IHT will regain compliance with the NYSE American Exchange after it files the third fiscal quarter financial results showing two consecutive fiscal quarters of shareholders equity exceeding $6.0 million. We can provide no assurance that our plans to regain compliance with the NYSE American’s continued listing standards will be successful within the Plan Period or at all.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

Adjusted EBITDA is defined as earnings before minority interest, interest expense, amortization of loan costs, interest income, income taxes, depreciation and amortization, and non-controlling interests in the Trust. We present Adjusted EBITDA because we believe these measurements (a) reflect the ongoing performance of our hotel assets and other investments, (b) provide useful information to investors as indicators of our ability to meet our future debt payment and working capital requirements, and (c) provide an overall evaluation of our financial condition. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the six months ended July 31, 2017 and 2016 is as follows:

	Six Months Ended July 31,
	2017	2016
Net income (loss) attributable to controlling interests	$9,420,994	$(564,353)
Add back:
Depreciation from Continuing Operations	604,680	161,420
Interest expense from Continuing Operations	279,776	207,404
Taxes from Continuing Operations	330,000	-
Less:
Gain on Disposal of Discontinued Operations	(11,445,879)
Interest income from Continuing Operations	(3,066)	(11,783)
Adjusted EBITDA	$(813,495)	$(207,312)

	Three Months Ended July 31,
	2017	2016
Net income (loss) attributable to controlling interests	$9,628,000	$(362,699)
Add back:
Depreciation from Continuing Operations	316,421	27,766
Interest expense from Continuing Operations	138,173	101,267
Taxes from Continuing Operations	270,000	-
Less:
Gain on Disposal of Discontinued Operations	(11,445,879)
Interest income from Continuing Operations	(1,717)	(356)
Adjusted EBITDA	$(1,095,002)	$(234,022)

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

A reconciliation of net loss attributable to controlling interests to FFO for the six months ended July 31, 2017 and 2016 follows:

	Six Months Ended July 31,
	2017	2016
Net income (loss) attributable to controlling interests	$9,420,994	$(564,353)
Add back:
Depreciation from Continuing Operations	604,680	161,420
Non-controlling interest from Continuing Operations	(136,236)	(311,673)
Less:
Gain on Disposal of Discontinued Operations	(11,445,879)
FFO	$(1,556,441)	$(714,606)

	Three Months Ended July 31,
	2017	2016
Net income (loss) attributable to controlling interest	$9,628,000	$(362,699)
Add back:
Depreciation from Continuing Operations	316,421	27,766
Non-controlling interest from Continuing Operations	128,821	(92,782)
Less:
Gain on Disposal of Discontinued Operations	(11,445,879)
FFO	$(1,372,637)	$(427,715)

RESULTS OF OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the first six months of fiscal year 2018, occupancy increased 4.27% to 77.38% from 73.11% in the first six months of the prior fiscal year. ADR increased by $6.21, or 8.5%, to $79.17 during the first six months of fiscal year 2018 from $72.96 in the first six months of fiscal year 2017. The increased occupancy and the increased ADR resulted in an increase in REVPAR of $8.10, or 15.1%, to $61.63 in the first six months of fiscal year 2018 from $53.53 in the first six months of fiscal year 2017. Our properties in Ontario, California and Yuma, Arizona during the prior fiscal year had significant improvements, resulting in an improved product that was able to increase its occupancy and rates which allowed an increase in our overall revenues for the first six months of fiscal year 2018 compared with the first six months of fiscal year 2017. We anticipate this rate and occupancy levels to be steady during the rest of fiscal year 2018 due to slowly improving economic and travel industry conditions. On June 2, 2017, our Ontario, California property was sold which may impact the increased rate and occupancy levels for the remainder part of fiscal year 2018.

The following table shows certain historical financial and other information for the periods indicated:

	For the Six Months Ended July 31,
	2017	2016
Occupancy	77.38%	73.11%
Average Daily Rate (ADR)	$79.17	$72.96
Revenue Per Available Room (REVPAR)	$61.63	$53.53

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2017 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2016

A summary of total operating results of the Trust for the six months ended July 31, 2017 and 2016 is as follows:

	2017	2016	Change	% Change
Total Revenue from Continuing Operations	$5,458,882	$4,706,079	$752,803	16.0%
Operating Expenses from Continuing Operations	(6,163,549)	(5,123,148)	1,040,401	20.3%
Operating Income from Continuing Operations	(704,667)	(417,069)	(287,598)	(69.0%)
Other Income from Continuing Operations	3,066	11,783	(8,717)	(74.0%)
Interest Expense from Continuing Operations	(279,776)	(207,404)	(72,372)	(34.9%)
Income Tax Provision from Continuing Operations	(330,000)	-	(330,000)	(100.0%)
Consolidated Net Loss from Continuing Operations	(1,311,377)	(612,690)	(698,687)	(114.0%)

Our overall results for the first six months of fiscal year 2018 were positively affected by a significant increase in revenues which included our growing IBC Hotels division. See below for discussion of operating results by segment.

A summary of operating results by segment for the six months ended July 31, 2017 and 2016 is as follows:

	2017	2016
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$4,911,003	$4,309,378	$601,625	14.0%
Operating Expenses from Continuing Operations	(4,955,461)	(4,330,901)	624,560	14.4%
Operating Income from Continuing Operations	(44,458)	(21,523)	(22,935)	(106.6%)
Other Income from Continuing Operations	3,066	11,783	(8,717)	(74.0%)
Interest Expense from Continuing Operations	(269,036)	(194,224)	(74,812)	(38.5%)
Income Tax Provisio from Continuing Operationsn	(330,000)	-	(330,000)	(100.0%)
Net Loss from Continuing Operations	$(640,428)	$(203,964)	$(436,464)	(214.0%)

	2017	2016
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$547,879	$396,701	$151,178	38.1%
Operating Expenses	(1,208,088)	(792,247)	415,841	52.5%
Operating Loss	(660,209)	(395,546)	(264,663)	(66.9%)
Interest Expense	(10,740)	(13,180)	2,440	18.5%
Net Loss	$(670,949)	$(408,726)	$(262,223)	(64.2%)

REVENUE

Hotel Operations & Corporate Overhead Segment

For the six months ended July 31, 2017, we had total revenue of approximately $4,911,000 compared to approximately $4,309,000 for the six months ended July 31, 2016, an increase of approximately $602,000. With an improved and renovated hotel property at our Yuma, Arizona and Ontario, California markets, we realized an overall 14% increase in room revenues during the first six months of fiscal year 2018 as room revenues were approximately $4,752,000 for the first six months of fiscal year 2018 as compared to approximately $4,137,000 during the first six months of fiscal year 2017. Food and beverage revenue was approximately $26,000 for the first six months of fiscal year 2018 as compared to approximately $18,000 for the first six months of fiscal year 2017, an increase of approximately $8,000. During the remainder of fiscal year 2018, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 14.4% decrease in management and trademark fee revenues during the first six months of fiscal year 2018 as management and trademark revenues were approximately $118,000 during the first six months of fiscal year 2018 as compared to approximately $138,000 during first six months of fiscal year 2017. During the remainder of fiscal year 2018, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

IBC Developments Segment

For the six months ended July 31, 2017, we had total revenue of approximately $548,000 compared to approximately $397,000 for the six months ended July 31, 2016, an increase of approximately $151,000. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurances regarding such growth. The increase in total revenues was due to additional demand for the contracted hotels.

EXPENSES

Hotel Operations & Corporate Overhead Segment

Total operating expenses of approximately $4,955,000 for the six months ended July 31, 2017 reflect an increase of approximately $625,000 compared to total operating expenses of approximately $4,331,000 for the six months ended July 31, 2016. The increase was primarily due to an increase in occupancy resulting in an increase in operating expenses for our rooms and depreciation expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $1,359,000 for the six months ended July 31, 2017 compared to approximately $1,192,000 for the six months ended July 31, 2016 of approximately a $167,000, or 14%, increase in costs. With increased occupancy at several of our hotel properties, we incurred additional room expenses which was anticipated and planned. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small banquet events. For the first six months ended July 31, 2017, food and beverage expenses were approximately $35,000 as compared to approximately $65,000 for the first six months ended July 31, 2016, a decrease of approximately $30,000, or 46.2%. The decrease during the first six months of fiscal year 2018 as compared to the first six months of fiscal year 2017 corresponded with an increased amount of demand and additional significant efficiencies gained with less menu items at our restaurant located in our Ontario, California property.

Telecommunications expense, consisting of telephone and Internet costs, were for the first six months ended July 31, 2017 were approximately $20,000 as compared approximately $8,000 for the first six months ended July 31, 2016. Telecommunications expenses increased in fiscal year 2018 due to additional internet costs incurred at our Best Western properties. Management anticipates this will be consistent for the remainder of fiscal year 2018.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1,398,000 for the six months ended July 31, 2017 decreased approximately $105,000 from approximately $1,503,000 for the six months ended July 31, 2016 primarily due to decrease in overhead and closer monitoring of spending. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Sales and marketing expense increased approximately $126,000, or 42.5%, to approximately $422,000 for the six months ended July 31, 2017 from approximately $296,000 for the six months ended July 31, 2016. The increase was due to additional use of online booking agencies and additional sales and marketing staff at our hotel properties.

Repairs and maintenance expense was approximately $328,000 for the six the six months ended July 31, 2017 from approximately $327,000 reported for the six months ended July 31, 2016, a difference of $1,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Hospitality expense increased by approximately $53,000, or 19.6%, from $271,000 for the six months ended July 31, 2016 to approximately $324,000 for the six months ended July 31, 2017. The increase was primarily due to the increased occupancy at our hotel properties.

Utility expenses decreased by approximately $7,000 from approximately $287,000 reported for the six months ended July 31, 2016 compared with approximately $281,000 for the six months ended July 31, 2017. The properties had increased occupancy which normally would increase utility expenses but utility expenses were offset by our Housekeeping staff turning down the room air conditioning units overnight when guests were not occupying the rooms.

Hotel property depreciation expense increased significantly at approximately $559,000 for the six months ended July 31, 2017 as compared to approximately $127,000 for the six months ended July 31, 2016. The change occurred as all of our hotel properties are no longer presented in our financial statements as assets held for sale whereby depreciation was temporarily suspended.

Real estate and personal property taxes, insurance and ground rent expense decreased by approximately $16,000, from approximately $260,000 for the six months ended July 31, 2016 to approximately $244,000 for the six months ended July 31, 2017 as last fiscal year we purchased the land under one of our Tucson, Arizona properties, which no longer required us to pay for a land lease.

Interest expenses were approximately $280,000 for the six months ended July 31, 2017, an increase of approximately $73,000 from the interest expenses for the six months ended July 31, 2016 of approximately $207,000. The increase was primarily due to a change in the calculation of interest expense relating to the restructuring of the Ontario, California mortgage note payable, coupled with the increased use of our American Express note payables and our related party lines of credit offset by a decrease in our Albuquerque, New Mexico note payable payoff.

Income tax provision was $330,000 for the six months ended July 31, 2017, an increase of $330,000 from n no income tax provision for the six months ended July 31, 2016. Increase in the tax provision was due to the sale of our hotel property in Ontario, California which occurred in June 2017 and our increased net sales of ownership interests in our properties during our first six months of fiscal year 2018 as compared to the first six months of fiscal year 2017. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Developments Segment

Total expenses, which are comprised primarily of general and administrative and sales and marketing expense of approximately $1,208,000 for the six months ended July 31, 2017, reflect an increase of approximately $416,000, as compared to total expenses of approximately $792,000 for the six months ended July 31, 2016. During the first six months ended July 31, 2017, we expanded our sales and marketing efforts by increasing our sales resources and the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

Net Income before income taxes:

We had consolidated net loss before income taxes of approximately $981,000 for the six months ended July 31, 2017, compared to approximately $610,000 for the six months ended July 31, 2016. After deducting income tax provision of approximately $330,000 for the six months ended July 31, 2017, we had consolidated net loss from continued operations of approximately $1,311,000 as compared with consolidated net loss of approximately $610,000 for the six months ended July 31, 2016, an increase in consolidated net loss of approximately $701,000.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved in the coming year; capital improvements are expected to be similar from the prior year. As of September 6, 2017, the Trust had $0 drawn on its bank line of credit. Our credit line matures on August 24, 2018.

With the sale of our Ontario, California hotel property on June 2, 2017, full access to our bank line of credit, the availability of the $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of the two available Advances to Affiliate credit facilities, management believes that it will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust.

As of July 31, 2017 and January 31, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $642,000 and amount payable of $145,000, respectively. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through June 30, 2019. As of September 7, 2017, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was approximately $942,000.

As of January 31, 2017, the Trust had two available Advance to Affiliate credit facilities each with a maximum borrowing capacity of $500,000 for a total maximum borrowing capacity of $1,000,000. On June 19, 2017, the Board changed the terms of one of Advance to Affiliate credit facilities and increased the borrowing capacity to $1,000,000 and changed the Maturity Date from June 30, 2017 to June 30, 2019. On June 19, 2017, the Board terminated the second Advance to Affiliate credit facility. As of July 31, 2017 and January 31, 2017, the Trust had an amount receivable of approximately $783,000, and account payable of approximately $379,000, respectively. As of September 7, 2017, the outstanding net balance payable on the available Advances to Affiliate credit facility was approximately $883,000.

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

Net cash used in operating activities totaled approximately $880,000 and $746,000 for the six months ended July 31, 2017 and July 31, 2016, respectively. Refer to the discussion below for the change in the net cash used in operating activities.

Consolidated net income was approximately $9,557,000 and consolidated net loss was approximately $252,000 for the six months ended July 31, 2017 and 2016, respectively. The differences in consolidated net income for the six months ended July 31, 2017 compared with the consolidated net loss for the six months ended July 31, 2016 is explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile consolidated net income to net cash used in operating activities for the six months ended July 31, 2017 and 2016, respectively, consist primarily of changes in the hotel property depreciation of approximately $783,000 for the six months ended July 31, 2017 compared with approximately $161,000 for the six months ended July 31, 2016, gain on disposal of assets of approximately $11,445,000 for the six months ended July 31, 2017 compared with $0 for the six months ended July 31, 2016, cumulative changes in assets and liabilities for accounts payable and accrued expenses of approximately $558,000 and approximately ($37,000) for the six months ended July 31, 2017 and 2016, respectively. These changes resulted in net cash used by operating activities of approximately $880,000 for the six months ended July 31, 2017 and approximately $745,000 for the six months ended July 31, 2016. Hotel depreciation increased significantly during the six months ended July 31, 2017 compared with the six months ended July 31, 2016, as several of the our hotels are included continuing operations and no longer included in discontinued operations and assets held for sale when depreciation has halted.

Net cash provided by investing activities was approximately $14,799,000 and net cash used in investing activities was approximately $719,000 for the six months ended July 31, 2017 and 2016, respectively. The additional net cash provided by investing activities was primarily due to the sale of our Ontario, California property offset by the additional advances to affiliates – related party and our continued investment in our hotels with improvements and additions to the hotel properties.

Net cash provided (used in) financing activities totaled approximately $1,396,000 for the six months ended July 31, 2017 and approximately ($230,000) for the six months ended July 31, 2016. The increase in cash provided was primarily due to principal payments on mortgage notes payable, payments on notes payable to banks, payments on line of credit – related party and distributions to non-controlling interest holders offset by borrowings on mortgage notes payable, borrowings on notes payable to banks, borrowings on line of credit, borrowings on other notes payable, proceeds from the sale of non-controlling ownership interest in subsidiary and sale of beneficial interest.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of July 31, 2017, there was 374,069 held in these accounts, which are reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2017 and 2016, the Hotels and Corporate office spent approximately $1,557,000 and $1,253,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2018 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2017. Continued operations repairs and maintenance were charged to expense of $328,000 and $327,000 for six months ending July 31, 2017 and 2016, respectively.

We have minimum debt payments of approximately $1,470,000 and approximately $738,000 due during fiscal years 2018 and 2019, respectively. Minimum debt payments due during fiscal year 2018 include approximately $132,000 of mortgage notes payable.

As of July 31, 2017, we had mortgage notes payable, net of discounts, of approximately $9,869,000 outstanding with respect to the Hotels, approximately $167,000 in gross short term secured promissory notes with a credit card merchant processor, approximately $838,000 in a note payable, approximately $204,000 in an unsecured promissory note to a unrelated party, and approximately $1,036,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2017 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2016

A summary of total operating results of the Trust for the three months ended July 31, 2017 and 2016 is as follows:

	2017	2016	Change	% Change
Total Revenues from Continuing Operations	$2,405,004	$2,028,326	$376,678	18.6%
Operating Expenses from Continuing Operations	(3,196,706)	(2,391,890)	804,816	33.6%
Operating Loss from Continuing Operations	(791,702)	(363,564)	(428,138)	(117.8%)
Interest Income from Continuing Operations	1,717	356	1,361	382.3%
Interest Expense from Continuing Operations	(138,173)	(101,267)	(36,906)	(36.4%)
Income Tax Provision from Continuing Operations	(270,000)	-	(270,000)	(100.0%)
Consolidated Net Loss from Continuing Operations	(1,198,158)	(464,475)	(733,683)	(158.0%)

Our overall results for the three months ended July 31, 2017 as compared to the three months ended July 31, 2016 were positively affected by an increase in room revenues primarily due to the additional business in the Yuma, Arizona market and our growing IBC Hotels division.

	2017	2016
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$2,101,334	$1,849,110	$252,224	13.6%
Operating Expenses from Continuing Operations	(2,547,495)	(1,943,719)	(603,776)	(31.1%)
Operating Loss from Continuing Operations	(446,161)	(94,609)	(351,552)	(371.6%)
Interest Income from Continuing Operations	1,717	356	1,361	382.3%
Interest Expense from Continuing Operations	(133,192)	(170,224)	37,032	21.8%
Income Tax Provision from Continuing Operations	(270,000)	-	(270,000)	100.0%
Net Loss from Continuing Operations	$(847,636)	$(264,477)	$(583,159)	(220.5%)

	2017	2016
	IBC Developments	IBC Developments	Change	% Change
Total Revenue	$303,670	$179,216	$124,454	69.4%
Operating Expenses	(649,211)	(448,171)	(201,040)	(44.9%)
Operating Loss	(345,541)	(268,955)	(76,586)	(28.5%)
Interest Expense	(4,981)	(5,180)	199	(100.0%)
Net Loss	$(350,522)	$(274,135)	$(76,387)	(27.9%)

REVENUE – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment – Continuing Operations

For the three months ended July 31, 2017, we had total revenue of approximately $2,101,000 compared to approximately $1,849,000 for the three months ended July 31, 2016, an increase of approximately $252,000. With an improved economy and an improved Yuma, Arizona hotel product based on our significant property improvements made during the fiscal year ending January 31, 2017, we realized a 15.8% increase in room revenues during the three months ended July 31, 2017 as room revenues were approximately $2,041,000 as compared to approximately $1,763,000 during the three months ended July 31, 2016. Food and beverage revenue was approximately $15,000 for the three months ended July 31, 2017 as compared to approximately $10,000 for the three months ended July 31, 2016, an increase of approximately $5,000. During the remainder of fiscal year 2018, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We realized a 37.7% decrease in management and trademark fee revenues during the three months ended July 31, 2017 compared to the three months ended July 31, 2016 as management and trademark revenues were approximately $38,000 and $61,000, respectively. During the remainder of fiscal year 2018, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

IBC Developments Segment

For the three months ended July 31, 2017, we had total revenue for this segment of approximately $303,000 compared to approximately $179,000 for the three months ended July 31, 2016, an increase of approximately $124,000. We anticipate strong growth in this segment over the next several fiscal years, but can provide no assurances regarding such growth.

EXPENSES – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

Total operating expenses of approximately $2,548,000 for the three months ended July 31, 2017 reflect an increase of approximately $604,000 compared to total operating expenses of approximately $1,944,000 for the three months ended July 31, 2016. The increase was primarily due to an increase in general and administrative expenses at corporate.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $1,359,000 for the three months ended July 31, 2017 compared to approximately $1,192,000 for the three months ended July 31, 2016, representing approximately a $167,000, or 14%, increase in costs. Management anticipated room expenses would increase due to the significant increase in occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small occasional banquet events. For the three months ended July 31, 2017, food and beverage expenses were approximately $35,000 and for the three months ended July 31, 2016, food and beverage expenses were approximately $65,000. The decrease during the first six months of fiscal year 2018 as compared to the first six months of fiscal year 2017 corresponded with an increased amount of demand and additional significant efficiencies gained with less menu items at our restaurant located in our Ontario, California property.

General and administrative expenses, consisting of salaries and general overhead of the Trust, were approximately $690,000 for the three months ended July 31, 2017 compared to approximately $668,000 for the three months ended July 31, 2016, representing approximately a $22,000, or 3.3%, increase in costs. Management continues to review our corporate office expenses.

Sales and marketing expense increased approximately $209,000, or 42.5%, to approximately $209,000 for the three months ended July 31, 2017 from approximately $145,000 for the three months ended July 31, 2016. The increase was due to additional use of online booking agencies and additional sales and marketing staff at our hotel properties.

Repairs and maintenance expense was approximately $194,000 for the three months ended July 31, 2017 from approximately $154,000 reported for the three months ended July 31, 2016, an increase of $40,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. We anticipate consistent amount of repairs and maintenance for the remaining portion of fiscal year 2018.

Hospitality expense increased by approximately $42,000, or 34.7%, from $121,000 for the three months ended July 31, 2016 to approximately $163,000 for the three months ended July 31, 2017. The increase was primarily due to the increased occupancy at our hotel properties.

Utility expenses increased by approximately $20,000 from approximately $141,000 reported for the three months ended July 31, 2016 compared with approximately $161,000 for the three months ended July 31, 2017. The properties had increased occupancy which resulted in increased utility expenses.

Hotel property depreciation expense increased significantly at approximately $316,000 for the three months ended July 31, 2017 as compared to approximately $28,000 for the three months ended July 31, 2016. The change occurred as all of our hotel properties are no longer presented in our financial statements as assets held for sale whereby depreciation was temporarily suspended.

IBC Developments Segment

Total expenses, which are comprised primarily of general and administrative and sales and marketing expense of approximately $649,000 for the three months ended July 31, 2017, reflect an increase of approximately $201,000, as compared to total expenses of approximately $448,000 for the three months ended July 31, 2016. During the fiscal quarter ending July 31, 2017, we expanded our sales and marketing efforts by creating several marketing alliances and focused our resources on the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND GAIN ON DISPOSAL OF ASSETS

We had a consolidated net loss before income taxes provision, discontinued operations and gain on disposal of assets of approximately $982,000 for the six months ended July 31, 2017, compared to approximately $610,000 for the six months ended July 31, 2016. After deducting discontinued operations of approximately $577,000 and adding gain on disposal of discontinued operations of approximately $11,446,000, the consolidated net income from discontinued operations was approximately $10,869,000 for the six months ended July 31, 2017 as compared to approximately $360,000 for the six months ended July 31, 2016. After adding consolidated net income from discontinued operations to consolidated net loss from continued operations, the Trust had consolidated net income of approximately $10,869,000 for the six months ended July 31, 2017 compared to approximately $360,000 for the six months ended July 31, 2016. This improvement was attributable to the gain on disposal of our Ontario, California property asset offset by the discontinued operations for the six months ended July 31, 2017. Basic and diluted net loss from continued operations per share was ($0.12) and ($0.03) for the three months ended July 31, 2017 and 2016, respectively. Basic and diluted net income from discontinued operations per share was $1.08 for the three months ended July 31, 2017 compared with basic and diluted net loss from discontinued operations per share was $0.02 for the three months ended July 31, 2016, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned or controlled subsidiaries that are not included in our consolidated financial statements.

SEASONALITY

The Hotels’ operations historically have been somewhat seasonal. The two southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those two southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experiences its most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
●	seasonality of our business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cybersecurity attacks; and

●	loss of key personnel.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on June 19, 2017, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 750,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the six months ended July 31, 2017, the Trust acquired 120,807 Shares of Beneficial Interest in open market transactions at an average price of $2.04 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE American requirements. The Trust remains authorized to repurchase an additional 692,283 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

May 1 - May 31, 2017	7,398	$2.21	16,340	47,482
June 1 - June 30, 2017	12,392	$2.07	25,637	785,090
July 1 - July 31, 2017	92,807	$2.01	186,099	692,283
Total	112,597		228,076

On July 10, 2017, the Trust entered into a Securities Purchase Agreement to purchase a total of 88,000 Shares of Beneficial Interest of the Trust (“Share”) from three individuals, at a purchase price of $2.00 per Share with the sellers set forth on the signature page thereto, for the aggregate cost of $176,000 to the Trust. Pursuant to the Agreement, Marc Berg, Executive Vice President of the Trust sold 40,000 Shares and two non-affiliated individuals each sold 24,000 Shares.

On July 10, 2017, RRF Limited Partnership entered into multiple Assignment of Partners Interest Agreements (the RRF Agreements”) to purchase a total of 433,900 RRF Limited Partnership units convertible 1:1 to Shares of Beneficial Interest of InnSuites Hospitality Trust at a purchase price of $2.00 per RRF Limited Partnership unit, for the aggregate cost of $867,800 to the Trust. Pursuant to the RRF Agreements, James F. Wirth, the Chairman and Chief Executive Officer of the Trust, sold 250,000 RRF Limited Partnership units, Mr. Wirth’s family member, Pamela Barnhill, Vice Chairperson and President of the Trust, sold 45,975 RRF Limited Partnership units and three other of Mr. Wirth’s family members who are each not affiliated with the Trust each sold 45,975 RRF Limited Partnership units.

On July 10, 2017, the closing price of Shares of Beneficial Interest of the Trust on the NYSE American was $2.00 per Share. The Board of Trustees (the “Board”) and the Audit Committee of the Trust approved this purchase as part of the Trust’s NYSE Equity Enhancement Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Securities Purchase Agreement between the Trust and Rare Earth Financial, LLC and Charles E. Strickland dated as of May 4, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2017)

10.2	Purchase and Sale Agreement, effective May 9, 2017, executed by Minkum Investment Group, LLC or Assignee, as Buyer, and Ontario Hospitality Properties, LLLP, as Seller (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on May 15, 2017)

10.3	Change in Terms Agreement, dated May 11, 2017, executed by Ontario Hospitality Properties, LLLP, as Borrower, in favor of Arizona Bank & Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2017)

10.4	Promissory Note, dated May 11, 2017, executed by Yuma Hospitality Properties, LLLP, as Borrower, in favor or 1st Bank of Yuma, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2017)

10.5

Albuquerque Suite Hospitality Restructuring Agreement – Second Amendment, dated June 19, 2017, executed by InnSuites Hospitality Trust, majority owner and Rare Earth Financial, LLC, Administrative Member (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2017)

10.6

Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Tempe/Phoenix Airport Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2017)

10.7

Demand / Revolving Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Rare Earth Financial, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2017)

10.8	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Phoenix Northern Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on June 22, 2017)

10.9	Business Line Agreement, dated June 29, 2017, executed by Tucson Hospitality Properties, LLLP, as Borrower in favor of KS State Bank, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2017)

10.10	Securities Purchase Agreement between InnSuites Hospitality Trust and three individuals and Assignment of Partnership Interest agreements between RRF Limited Partnership and five individuals all dated as of July 10, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2017)

10.11	Three Promissory Note Agreements between InnSuites Hospitality Trust and three individuals and Five Promissory Note Agreements between RRF Limited Partnership and five individuals all dated as of July 10, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2017)

10.12	Revolving Line of Credit – Promissory Demand Note between InnSuites Hospitality Trust and RRF Limited Partnership and Chinita Hayden, the Lender, dated July 18, 2017. Promissory Demand Note – Amendment # 1 between InnSuites Hospitality Trust and RRF Limited Partnership and Guy Hayden, III, the Lender, dated on July 18, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 24, 2017)

10.13	Promissory Note, dated August 24, 2017, executed by InnSuites Hospitality Trust, as Borrower, in favor of RepublicBankAz, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2017)

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+ Management contract or compensation plan or arrangement.

* Furnished, note filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: September 14, 2017	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Dated: September 14, 2017	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

