Form 10-Q
period 2017-10-31
INNSUITES HOSPITALITY TRUST
filed 2017-12-15
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 13, 2017: 9,750,980

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2017	JANUARY 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,615,198	$478,835
Accounts Receivable, including $5,273 and $1,783 from related parties and net of Allowance for Doubtful Accounts of $6,090 and $53,720 as of October 31, 2017 and January 31, 2017, respectively	1,483,998	626,174
Advances to Affiliates - Related Party	963,292	-
Notes Receivable - Related Party	171,993	-
Prepaid Expenses and Other Current Assets	97,754	130,831
Current Assets of Discontinued Operations	11,785	229,127
Total Current Assets	10,344,020	1,464,967
Property, Plant and Equipment, net	14,725,726	13,694,268
Intangible Assets, net	382,750	433,000
Goodwill	500,000	500,000
Noncurrent assets of Discontinued Operations	-	6,080,597
TOTAL ASSETS	$25,952,496	$22,172,832

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,906,469	$1,763,498
Notes Payable - Related Party	-	145,000
Lending From Affiliates - Related Party	-	379,167
Current Portion of Mortgage Notes Payable, net of Discount of $2,628 and $8,012 as of October 31, 2017 and January 31, 2017, respectively	251,289	320,193
Current Portion of Notes Payable to Banks, net of Discount of $5,087 and $39,796 as of October 31, 2017 and January 31, 2017, respectively	228,351	646,376
Current Portion of Other Notes Payable	1,126,351	565,657
Current Liabilities of Discontinued Operations	3,000	585,609
Total Current Liabilities	4,515,460	4,405,500
Mortgage Notes Payable, net of discount of $14,524 and $50,891 as of October 31, 2017 and January 31, 2017, respectively	9,562,695	7,755,564
Notes Payable to Banks, net of discount of $5,823 and $2,316 as of October 31, 2017 and January 31, 2017, respectively	827,224	1,331,270
Other Notes Payable	885,583	7,411
Noncurrent Liabilities of Discontinued Operations	-	5,047,838
TOTAL LIABILITIES	15,790,962	18,547,583

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,548,805 and 18,292,601 shares issued and 9,776,565 and 9,665,328 shares outstanding at October 31, 2017 and January 31, 2017, respectively	21,964,715	16,794,132

Treasury Stock, 8,772,240 and 8,645,573 shares held at cost at October 31, 2017 and January 31, 2017, respectively	(12,621,232)	(12,362,952)
TOTAL TRUST SHAREHOLDERS' EQUITY	9,343,483	4,431,180
NON-CONTROLLING INTEREST	818,051	(805,931)
TOTAL EQUITY	10,161,534	3,625,249
TOTAL LIABILITIES AND EQUITY	$25,952,496	$22,172,832

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2017	2016
REVENUE
Room	$7,002,796	$6,049,612
Food and Beverage	46,723	24,990
Management and Trademark Fees	157,242	208,256
Reservation and Convention	886,296	493,077
Other	85,884	48,825
TOTAL REVENUE	8,178,941	6,824,760

OPERATING EXPENSES
Room	1,985,500	1,774,245
Food and Beverage	62,944	100,434
Telecommunications	26,497	13,612
General and Administrative	3,003,931	2,898,873
Sales and Marketing	1,643,643	945,904
Repairs and Maintenance	514,045	516,672
Hospitality	491,942	400,911
Utilities	437,240	438,560
Depreciation	953,353	1,098,037
Intangible Amortization	50,250	50,250
Real Estate and Personal Property Taxes, Insurance and Ground Rent	367,944	373,190
TOTAL OPERATING EXPENSES	9,537,289	8,610,688
OPERATING LOSS	(1,358,348)	(1,785,928)
Interest Income	6,288	1,325
Interest Income on Advances to Affiliates - Related Party	42,491	34,805
TOTAL OTHER INCOME	48,779	36,130
Interest on Mortgage Notes Payable	387,051	304,391
Interest on Notes Payable to Banks	15,848	48,392
Interest on Other Notes Payable	73,958	3,886
TOTAL INTEREST EXPENSE	476,857	356,669
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND GAIN ON DISPOSAL OF ASSETS	(1,786,426)	(2,106,467)
Income Tax Provision	(330,000)	(2,768)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(2,116,426)	$(2,109,235)
Discontinued Operations, Net of Non-Controlling Interest	$(599,099)	$(24,772)
Gain on Disposal of Discontinued Operations	$11,445,879	$-
CONSOLIDATED NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$10,846,780	$(24,772)
CONSOLIDATED NET INCOME (LOSS)	$8,730,354	$(2,134,007)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$113,519	$311,673
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$8,616,835	$(2,445,680)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.21)	$(0.22)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$1.10	$-
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - BASIC	$0.89	$(0.22)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	-	-
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$0.82	-
NET INCOME PER SHARE PER SHARE TOTAL - DILUTED	$0.82	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,847,104	9,685,951
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,161,778	13,370,020

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2017	2016
REVENUE
Room	$2,250,510	$1,912,221
Food and Beverage	20,708	7,270
Management and Trademark Fees	38,820	69,955
Reservation and Convention	366,319	115,170
Other	43,753	15,102
TOTAL REVENUE	2,720,110	2,119,718

OPERATING EXPENSES
Room	626,601	582,201
Food and Beverage	27,912	35,679
Telecommunications	6,453	5,368
General and Administrative	1,016,791	923,393
Sales and Marketing	697,215	397,899
Repairs and Maintenance	186,104	189,780
Hospitality	167,740	129,613
Utilities	156,022	150,996
Depreciation	348,674	936,617
Intangible Amortization	16,750	16,750
Real Estate and Personal Property Taxes, Insurance and Ground Rent	123,785	113,368
Other	-	7,200
TOTAL OPERATING EXPENSES	3,374,047	3,488,864
OPERATING LOSS	(653,937)	(1,369,146)
Interest Income	4,566	62
Interest Income on Advances to Affiliates - Related Party	41,147	-
TOTAL OTHER INCOME	45,713	62
Interest on Mortgage Notes Payable	151,224	106,528
Interest on Notes Payable to Banks	4,680	13,467
Interest on Other Notes Payable	40,749	4,986
TOTAL INTEREST EXPENSE	196,653	124,981
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(804,877)	(1,494,065)
Income Tax Provision	-	(2,768)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(804,877)	$(1,496,833)
Discontinued Operations, Net of Non-Controlling Interest	$(21,951)	$(384,657)
Gain on Disposal of Discontinued Operations	$-	$-
CONSOLIDATED NET LOSS FROM DISCONTINUED OPERATIONS	$(21,951)	$(384,657)
CONSOLIDATED NET LOSS	$(826,828)	$(1,881,490)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(128,821)	$92,782
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(698,007)	$(1,974,272)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC & DILUTED	$(0.08)	$(0.15)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS – BASIC & DILUTED	$-	$(0.04)
NET LOSS PER SHARE PER SHARE TOTAL - BASIC & DILUTED	$(0.08)	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,566,948	9,681,310

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2017

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust	Non-
	Shares	Amount	Shares	Amount	Shareholders' Equity	Controlling Interest	Amount
Balance, January 31, 2017	9,665,328	$16,794,132	8,645,573	$(12,362,952)	$4,431,180	$(805,931)	$3,625,249
Net Income	-	8,616,835	-	-	8,616,835	113,519	8,730,354
Dividends	-	(98,879)	-	-	(98,879)		(98,879)
Purchase of Treasury Stock	(126,667)	-	126,667	(258,280)	(258,280)	-	(258,280)
Shares of Beneficial Interest Issued for Services Rendered	24,000	38,880	-	-	38,880	-	38,880
Sale of Shares of Benficial Interest	213,904	400,000	-	-	400,000	-	400,000
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	3,236,543	3,236,543
Distribution to Non-Controlling Interests	-	-	-	-	-	(5,512,333)	(5,512,333)
Reallocation of Non-Controlling Interests and Other	-	(3,786,253)	-	-	(3,786,253)	3,786,253	-
Balance, October 31, 2017	9,776,565	$21,964,715	8,772,240	$(12,621,232)	$9,343,483	$818,051	$10,161,534

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$8,730,354	$(2,134,007)
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash Used In Operating Activities:
Stock-Based Compensation	38,880	84,306
Recovery of Uncollectible Receivables	(47,630)	10,178
Depreciation	1,131,177	1,672,565
Amortization of Intangibles	50,250	50,250
Amortization of Debt Discounts and Deferred Financing Fees	47,590	14,453
Gain on Disposal of Assets	(11,445,879)	-
Changes in Assets and Liabilities:
Accounts Receivable	(717,451)	(208,106)
Prepaid Expenses and Other Assets	79,900	(22,742)
Accounts Payable and Accrued Expenses	745,569	(279,966)
NET CASH USED IN OPERATING ACTIVITIES	(1,387,240)	(813,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(2,154,775)	(1,842,926)
Cash Received From Sale of Hotel Property	9,603,610	-
Lendings on Advances to Affiliates - Related Party	(1,939,000)	(283,333)
Collections on Advances to Affiliates - Related Party	596,541	1,140,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,106,376	(986,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(588,908)	(359,798)
Borrowings on Mortgage Notes Payable	5,000,000	-
Payments on Notes Payable to Banks, net of financing costs	(2,330,565)	(634,568)
Borrowings on Notes Payable to Banks, net of financing costs	1,370,000	1,362,050
Payments on Line of Credit - Related Party	(775,000)	(314,172)
Borrowings on Line of Credit - Related Party	632,384	756,000
Payments on Notes Payable - Related Party	(1,046,761)	(693,113)
Borrowings on Notes Payable - Related Party	696,384	683,230
Payments on Other Notes Payable	(112,599)	(41,456)
Borrowings on Other Notes Payable	1,551,465	80,000
Payment of Dividends	(98,879)	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	3,236,543	75,000
Sale of Shares of Beneficial Interest	400,000	-
Distributions to Non-Controlling Interest Holders	(5,512,333)	(533,110)
Repurchase of Treasury Stock	(82,280)	(42,385)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,339,451	337,678
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,058,586	(1,461,650)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	568,396	1,957,687
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,626,982 (i)	$496,037

(i) Includes $11,784 of cash held by Discontinued Operations.

See accompanying notes to unaudited
condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2017 AND JANUARY 31, 2017

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2017 AND 2016

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2017, InnSuites Hospitality Trust (the “Trust”, “we” or “our”) is a publicly traded company with hotels IHT owns, hotels IHT manages, software IHT develops, software IHT sells, and online loyalty reward based consumer travel services. The Trust and its shareholders owns interests directly in and through a partnership interest, three hotels with an aggregate of 424 suites in Arizona and New Mexico (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites”. The Trust and its shareholders owns interests directly in IBC Hosptality Technologies and IVHTravel.com.

Hotel Operations:

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider our Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico to be moderate or limited service establishments. IHT’s owned properties are limited service hotels. IHT has and does provide management services on a wide variety of hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.23% and 72.11% interest in the Partnership as of October 31, 2017 and January 31, 2017, respectively. The Trust’s weighted average ownership for the nine month period ended October 31, 2017 and 2016 was 72.97% and 72.11%, respectively. As of October 31, 2017, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. As of October 31, 2017, the Trust owns a direct 15.90% interest in a Yuma, Arizona hotel property (see Note 6), and a direct 26.46% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believed that each of the assets was being marketed at a price that was reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on December 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers, and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On June 2, 2017, the Ontario Hospitality Properties LLLP was sold to an unrelated third party for $17,500,000 (see Note 11).

IBC Hospitality Technologies:

InnDependent Boutique Collection (“IBC”, “IBC Hotels”, “IBC Hospitality” or “IBC Hospitality Technologies”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 2,000 unrelated hospitality properties with proprietary software exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels and alternative lodging (serviced apartments, B&B’s, villas and muli-unit ownership/management of luxury private residences). Additionally, IBC provides software and solutions to a variety of branded hotels looking to increase direct bookings and receive full guest information IBC’s patent-pending loyalty program allows consumers to book highly discounted travel when logged in and shopping for lodging on www.ivhtravel.com. IVHTravel.com and its proprietary booking engine has over 1.1 million lodging choices globally and provides add-on capability for activities, rental car and cancellation protection with airfare on its roadmap in 2018.

IBC was born out of an independent hotelier’s frustration over being denied cost-effective access to enterprise hospitality services and software that served their large corporate competitors coupled with the inability to secure a global and robust guest loyalty program. Instead of giving up independence, the founders of IBC hired a development team to create the patent-pending InnDependent InnCentives guest loyalty program. With the success of the patent-pending InnCentives loyalty program IBC began adding hotel services and software specifically for independent and boutique hotels. These solutions address the following challenges: RevPAR and Profitability Optimization, Operational Management and Soft Brand Benefits. RevPAR, or revenue per available room, is a hospitality performance metric that is calculated by dividing a hotels total guestroom revenue by the room count and the number of days in the period being measured or by multiplying the average daily rate by the occupancy.

Our technology division is broken into two business lines, International Vacation Hotels Travel (“IVH”) and IBC Hospitality Technologies. Each of these divisions customer base is very different, and the services provided to each customer base ranges dramatically.

Intellectual Property

In order to provide our business to business solutions thru IBC and our business to consumer solutions thru IVH, we use software, business processes and proprietary information to carry out our business. These assets including related intellectual property rights, copyrights and website domains are significant assets of our business. InnSuites Hospitality Trust relies on the combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect these assets and we license software and other intellectual property both to and from third parties. Intellectual property assets are considered a valuable part of our business and have become a value-add portion of the services we provide. We consider our intellectual property assets a valuable asset to our business and we renew appropriate registrations and regularly monitor potential infringements of these assets.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On October 31, 2017 and January 31, 2017, 284,376 and 276,131 Class A Partnership units were issued and outstanding, representing 2.21% and 2.09% of the total Partnership units, respectively. Additionally, as of October 31, 2017 and January 31, 2017, 3,024,038 and 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, respectively. If all of the Class A and B Partnership units were converted on October 31, 2017 and January 31, 2017, the limited partners in the Partnership would receive 3,308,414 and 3,684,069 Shares of Beneficial Interest of the Trust, respectively. As of October 31, 2017 and January 31, 2017, the Trust owns 9,527,448 general partner units in the Partnership, representing 74.23% and 72.11% of the total Partnership units, respectively.

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

As of October 31, 2017 and January 31, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $172,000 and amount payable of $145,000, respectively. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing/lending capacity of $1,000,000, which is available through June 30, 2019. As of December 7, 2017, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was approximately $402,000.

As of October 31, 2017 and January 31, 2017, the Trust had two available Advances to Affiliate credit facilities each with a maximum borrowing/lending capacity of $500,000 for a total maximum borrowing capacity of $1,000,000, which is available through June 30, 2019. As of October 31, 2017 and January 31, 2017, the Trust had an amount receivable of approximately $963,000, and payable of approximately $379,000, respectively. As of December 7, 2017, the outstanding net balance receivable on the available Advances to Affiliate credit facility was approximately $963,000.

On August 24, 2017, the Trust entered into a Promissory Note Agreement with RepublicBankAZ, N.A. (“Republic Bank LOC”) for a $150,000 revolving line of credit with a maturity date of August 24, 2018. The IHT Agreement has interest only payments due monthly and the variable interest rate is 1.50% above the highest prime rate as published in the Wall Street Journal. No prepayment penalty exists.

On October 31, 2017, Yuma Hospitality Properties, LLLP, Tucson Hospitality Properties, LLLP and Albuquerque Suite Hospitality LLC, subsidiaries of the Trust, each entered into a Business Loan Agreement. Each Business Loan Agreement is for $50,000, has a maturity date of October 31, 2022, is guaranteed by the Trust and requires monthly interest only payments. Each Business Loan Agreement has no prepayment penalties and a variable interest rate based on the highest prime rate as published in the Wall Street Journal plus a margin of 1.00 percent. Each Business Loan Agreement allows unlimited advances not to exceed the Business Loan Agreement maximum borrowing capacity of $50,000.

With approximately $7,627,000 of cash, as of October 31, 2017, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the $1,000,000 Affiliate credit facility and the availability of the $300,000 Republic Bank LOC, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of January 31, 2017, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information related to the Trust’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Trust’s annual consolidated financial statements for the year ended January 31, 2017, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Trust’s Form 10-K for the year ended January 31, 2017. The results for the period ended October 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 2018 or any future period.

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership, and the Trust owns all of the issued and outstanding classes of shares of InnSuites Hotels Inc. Therefore, the financial statements of the Partnership and InnSuites Hotels Inc. are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Albuquerque Suite Hospitality, LLC and Yuma Hospitality Properties LLLP have been determined to be variable interest entities with the Partnership as the primary beneficiary (see Note 7 – “Variable Interest Entity”). Therefore, the financial statements of Albuquerque Suite Hospitality, LLC and Yuma Hospitality Properties, LLP are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

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

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

● In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09. “Revenue from Contracts with Customers.” This new standard will replace the existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contacts with Customers: Deferral of the Effective Date” that delayed the effective date of ASU 2014-09 by one year to February 1, 2018, as the Trust’s annual reporting period is after December 15, 2017.

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

● ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815):Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)” (“ASU 2016-11”) in May 2016. ASU 2016-11 rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 EITF meeting. The SEC Staff is rescinding SEC Staff Observer comments that are codified in Topic 605 and Topic 932, effective upon adoption of Topic 606.

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

These ASUs will become effective for the Trust beginning interim period February 1, 2018. Based on our initial evaluation of the new revenue recognition standards, the Trust believes that all of our revenues will need to be presented on a net basis instead of a gross basis as currently presented.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that no impairment of long-lived assets existed during the Trust’s fiscal quarters and nine months ended October 31, 2017 and 2016.

REVENUE RECOGNITION

Hotel and Operations:

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

IBC Technologies Division

Our operating results are affected by certain metrics, such as bookings and revenue margin, which we believe are necessary for understanding and evaluating us. Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel by travelers, including taxes, fees and other charges. As travelers have increased their use of the internet to book travel arrangements, we have generally seen our gross bookings increase, reflecting the growth in the online travel industry, our organic market share gains and our business acquisitions.

We also evaluate the presentation of revenue on a gross versus a net basis. The consensus of the authoritative accounting literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general supply risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluation of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For our revenue models, discussed below, we have determined gross presentation is appropriate for certain of revenue transactions and net for others. Based on our initial evaluation of the new revenue recognition standards effective for filing periods after February 1, 2018, the Trust believes that all of our revenues will be presented on a net basis.

IVH - Business to Consumer

IVH (Business to Consumer) and IBC (Business to Business) are two very different businesses that have two very different customer bases and provide very different services. IVH (Business to Consumer)’s customer is the guest who is staying at the hotel property. Their customer isn’t the hotel that the guest is staying at. The consumer gets to select which hotel and which room type. In some cases IVH prepays for discounted inventory from suppliers and resells it to guests so IVH is holding the supply. IVH plans on potentially doing more of this type of business based on the economics. We provide significant value to the guest by providing a 24/7/365 reservation hotline, travel insurance and support up until the guest reaches the hotel property. We are paid in a variety of ways, sometimes the full value of the reservation is paid to us, of which we remit the hotels portion, sometime just our reservation fee which is equal to a non-refundable deposit made by the guest and sometime by billing the hotel for our reservation fee. Regardless of payment method and mostly depending upon the contractual obligations between IVH and the hotel, IVH typically is forced to pay for no-show reservations.

IBC – Business to Business

IBC is a leading technology solutions provider to the global travel and tourism industry. IBC’s customer base is the hospitality properties, not the guests who are staying at the properties. The written agreements IBC has is directly with the properties. IBC has significant information risks per their contractual obligations with the hotels. Services include a CRS, Digital Marketing Services, Meta Services, Patent-pending loyalty services, websites and proprietary booking engines.

IBC is the primary obligor in the arrangement to provide these services. The hotels look to IBC to fulfill the contractual obligations of the arrangement. IBC is required to pay all upfront costs, regardless of usage and therefore has general inventory risk. IBC sets the price of its contracts and has the latitude to sell our services at various prices to our hotels. IBC changes the product before our hotels receive it as we have entire onboarding team dedicated that the content is uploaded properly, we have a call center and we provide the technology updates as necessary. IBC has sole discretion in selecting our suppliers and the product and service has been designed by IBC. In addition, IBC owns the software that the hotels license the rights to we invoice all of our hotels on monthly basis and record the gross amount of our services as revenues.

IBC derives substantially all of our digital marketing revenues from the performance of professional services on a fixed price monthly basis. Our digital marketing services include, but are not limited to, metasearch, retargeting, website design, reputation management, various online business listing services, social media marketing and rate shopping services. We recognize revenues as professional services are performed. A significant component of our digital marketing is search engine marketing (“SEM”). With SEM, we receive a commission on top of the amount of advertising we place for our clients. We incur digital advertising costs on behalf of our clients which are reflected in our advertising and marketing expenses. These expenses include media and production services to place advertisements strategically on various websites to maximize obtaining additional reservations for the hotel.

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

For the periods ended October 31, 2017 and 2016, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,528,578 and 3,684,069 in addition to the basic shares outstanding for the nine months ended October 31, 2017 and 2016, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during the periods ended October 31, 2017 and 2016, and are excluded in the calculation of diluted loss per share for these periods as their effected would be anti-dilutive.

SEGMENT REPORTING

The Trust determined that its operations are comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in three hotel properties with an aggregate of 424 suites in Arizona and New Mexico, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Consistent with the change in reportable segments, the Trust revised its prior period financial information for the new segment structure. Historical financial information presented in this Form 10-Q reflects this change. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Hospitality in that segment. Included in these costs are sales, marketing and technology development costs.

IBC Hotels, LLC was formed during the fiscal year ended January 31, 2014. IBC Hotels, LLC charges a 10% - 20% booking fee which, we believe, increases the independent hotel net profits through lower guest acquisition costs and full guest information for lower lifetime average acquisition cost. Competitors of IBC Hotels can charge anywhere from a 15% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. We are planning significant expansion of IBC Hotels during the next couple of fiscal years as we concentrate our sales and marketing efforts towards consumers, but can provide no assurance that we will be successful.

The Chief Operating Decision Maker (“CODM”), the Trust’s CEO, Mr. Wirth, does not see any value in allocating costs for items not directly attributable to the IBC Hospitality segment for several reasons. The first is that the Trust’s base business is the Hotel Operations & Corporate Overhead segment, and the majority of the expenses of the Trust would continue even if the Trust was not in the reservation business. If the Trust were to allocate general expenses to the reservation business based on some allocation method (e.g., on sales), it would not improve the value of segment reporting, but it would only serve to make the results of the Hotel Operations & Corporate Overhead segment look better and give investors a false sense of the profitability of the Hotel Operations & Corporate Overhead segment without the IBC Hospitality segment. The CODM wants to understand the true investment in the reservation business and that result is delivered by allocating only costs directly associated with the IBC Hospitality segment. By retaining the remainder of costs not associated with the IBC Hospitality segment in the Hotel Operations & Corporate Overhead segment, the Trust is able to compare the Hotel Operations & Corporate Overhead segment to historical figures where the bulk of the business was only that segment of operations to gauge relative efficiency of the Hotel Operations & Corporate Overhead segment as compared to historical norms.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the periods ended October 31, 2017 and 2016.

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

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the nine months ended October 31, 2017, the Trust recognized expenses of $38,880 related to stock-based compensation. The Trust issued 24,000 restricted shares with a total market value of $51,840 in the first fiscal quarter of fiscal year 2018 as compensation to its three outside Trustees for fiscal year 2017. On a monthly basis through January 31, 2018, these shares vest at a rate of approximately 500 shares for each outside Trustee.

The following table summarizes restricted share activity during the nine months ended October 31, 2017:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance of unvested awards at January 31, 2017	-	-
Granted	24,000	$2.16
Vested	(18,000)	$2.16
Forfeited	-	-
Balance of unvested awards at October 31, 2017	6,000	$2.16

4. RELATED PARTY TRANSACTIONS

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members, including Pamela Barnhill, Vice Chairperson and President of the Trust. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and recievable, is interest only quarterly and matures on June 30, 2019. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of October 31, 2017 and January 31, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $172,000 and amount payable of $145,000, respectively. As of December 7, 2017, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was approximately $402,000.

As of January 31, 2017, the Trust had two available Affiliate credit facilities each with a maximum borrowing/lending capacity of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC for a total maximum borrowing/lending capacity of $1,000,000. On June 19, 2017, the Board changed the terms of Tempe/Phoenix Airport Resort LLC Affiliate credit facilities by increasing the borrowing capacity to $1,000,000 and changed the Maturity Date from June 30, 2017 to June 30, 2019, bears interest at 7.0% per annum for both a payable and receivable. On June 19, 2017, the Board terminated the Phoenix Northern Resort, LLC Affiliate credit facility. As of October 31, 2017 and January 31, 2017, the Trust had an amount receivable of approximately $963,000, and account payable of approximately $379,000, respectively. As of December 12, 2017, the outstanding net balance receivable on the available Affiliate credit facility was approximately $963,000. During the period ended October 31, 2017, the Trust received $708 and $0 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively.

As of October 31, 2017 and January 31, 2017, Mr. Wirth and his affiliates held 3,024,038 and 3,407,938 Class B Partnership units, which represented 23.56% and 25.80% of the total outstanding Partnership units. As of October 31, 2017 and January 31, 2017, Mr. Wirth and his affiliates held 6,939,429 and 9,647,028respectively, Shares of Beneficial Interest in the Trust, which represented 72.57% and 71.93%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the nine months ended October 31, 2017, Mr. Wirth’s affiliates paid the Trust $292,984 for management and licensing fees.

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

5. NOTES PAYABLE

On October 17, 2016, the Yuma entity, a subsidiary of the Trust, entered into a $520,000 business loan, including $20,000 of loan fees which are classified as debt discount and amortized to interest expense over the term of the loan using the effective interest rate method, with American Express Bank, FSB (the “Yuma Merchant Agreement”) with a maturity date of October 16, 2017. The Yuma Merchant Agreement includes a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 22% of the Yuma American Express, VISA, MasterCard and Discover merchant receipts received during the loan period. As of October 31, 2017 and January 31, 2017, the business loan balance was paid in full and approximately $316,000, respectively, net of a discount of approximately $0 and approximately $13,000, respectively.

On December 19, 2016, Tucson Hospitality Properties LLLP, a subsidiary of the Trust, entered into a $438,880 business loan, including $16,880 of loan fees, with American Express Bank, FSB (the “Tucson Oracle Merchant Agreement”) with a maturity date of December 18, 2017. The Tucson Oracle Merchant Agreement included a loan fee of 4% of the original principal balance of the loan with acceleration provisions upon default. The business loan is secured and paid back with 15% of the Tucson Oracle American Express, VISA and MasterCard merchant receipts received during the loan period. As of October 31, 2017 and January 31, 2017, the business loan balance was approximately $58,000 and $393,000, respectively, net of a discount of approximately $1,000 and approximately $14,000, respectively.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest- only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of October 31, 2017, the business loan balance was approximately $164,000, net of a discount of approximately $3,000. As of January 31, 2017, the business loan balance was approximately $285,000, net of a discount of approximately $5,000.

On May 11, 2017, Yuma Hospitality Properties, LLLP entered into a $850,000 Promissory Note Agreement (“Yuma Loan Agreement”) as a credit facility to replenish funds for the hotel remodel with 1st Bank of Yuma Arizona Bank & Trust with a maturity date of September 1, 2022. The Yuma Loan Agreement has an initial interest rate of 5.50% with a variable rate adjustment equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.50% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of October 31, 2017, the Promissory Note balance was approximately $833,000, net of a discount of approximately $7,000.

On June 29, 2017, Tucson Hospitality Properties, LLLP, a subsidiary of InnSuites Hospitality Trust, entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. T he Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated October 14, 2016. As of October 31, 2017, the Tucson Loan was approximately $4.9 million, net of a discount of $5,000.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 100 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT are restructuring the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding will change from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as a General Partner of Yuma, will coordinate the offering and sale of Class A Interests to qualified third parties. REF and other REF Affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling partnership units in the Yuma entity for $10,000 per unit. Rare Earth and the Trust are restructuring the Yuma Partnership Interest from General Partner majority-owned to accredited investor majority-owned. Total interests outstanding will remain unchanged at 800 with Class A, Class B and Class C Limited Liability Limited Partnership Interests (referred to collectively as “Interests”) restructured with the Yuma entity purchasing 300 existing IHT Class B Interests and reissuing 300 Class A units to accredited investors as Class A Interests causing the Yuma entity to offer and sell up to approximately 300 Class A (2017 series) Interests. Rare Earth, as a General Partner of the Yuma entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. As described below, as of October 31, 2017, the Trust has sold approximately $2,710,000 of non-controlling partnership units in the Yuma entity.

During the nine months ended October 31, 2017, there were 164 Class A units sold, of which 120.69 came from the Trust’s Class B units, and no C units of the Albuquerque entity sold. As of October 31, 2017 and January 31, 2017, the Trust held a 26.46% and 50.91% ownership interest, or 158.31 and 279 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other third parties held a 73.37% interest, or 439 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired.

During the nine months ended October 31, 2017, there were no Class A, B or C units of the Tucson entity sold. As of October 31, 2017 and January 31, 2017, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.6% interest, or 385 Class A units. As of February 1, 2016, the Trust no longer accrues for these distributions as the preference period generally has expired.

During the three months ended October 31, 2017, there were no Class A units, B or C units of the Ontario entity sold. On June 2, 2017, the Trust sold its Ontario hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust used $7.2 million of the proceeds to satisfy its mortgage note payable on the property, approximately $2.4 million to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements.

During the nine months ended October 31, 2017, there were 294.40 Class A units of the Yuma entity sold, at $10,000 per unit, of which 271 units were sold from the Trust. As of October 31, 2017, the Trust held a 15.90% ownership interest, or 130.90 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.50% interest, or 4.10 Class C units, and other parties held a 83.60% interest, or 688.40 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the nine months ended October 31, 2017, the priority distributions were paid for the three months ended October 31, 2017 and no priority distributions were accrued for the three months ended October 31, 2017.

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

The Partnership has determined that the Yuma and Albuquerque entities are variable interest entities with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Yuma entity and Albuquerque, including its mortgage note payable and distribution obligations, which based on the capital structure of the Yuma entity, management believes could potentially be significant.

b) The Partnership, Trust and their related parties have maintained, as a group, a controlling ownership interest in the Albuquerque entity and Yuma, with the largest ownership belonging to the Partnership.

c) The Partnership, Trust and their related parties have maintained control over the decisions which most impact the financial performance of the Yuma entity, including providing the personnel to operate the property on a daily basis.

During the fiscal quarter ended October 31, 2017, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain new financing as needed.

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $450,635 and $569,952 in cash for interest for the nine months ended October 31, 2017 and 2016, respectively for continuing operations. The Trust paid $19,907 and $0 in cash for taxes for the nine months ended October 31, 2017 and 2016, respectively for continuing operations.

9. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease that expires in 2058. Total expense associated with the non-cancelable ground lease for the nine months ended October 31, 2017 and 2016 was approximately $112,000 and $111,000, respectively.

On August 4, 2017, the Trust entered into a five year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90 day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 – 5 of the lease term.

Future minimum lease payments under the non-cancelable ground leases are as follows:

Fiscal Year Ending
Remainder of FY 2018	44,231
FY 2019	163,938
FY 2020	166,965
FY 2021	170,172
FY 2022	173,569
FY 2023	149,740
Thereafter	5,473,313
Total	6,341,928

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of October 31, 2017 and January 31, 2017.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all three of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $223,000 and $252,000 for the nine months ended October 31, 2017 and 2016, respectively.

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

10. SEGMENT REPORTING

The Trust determined that its reportable segments are the Hotel Operations & Corporate Overhead and IBC Hospitality segments. Reportable segments are determined based on discrete financial information reviewed by the Trust’s CODM. The Trust organizes and reviews operations based on products and services, and currently there are no operating segments that are aggregated.

Information relative to the Trust’s reportable segments for operations, for which there is no intersegment revenues, is as follows:

STATEMENT OF OPERATIONS	NINE MONTHS ENDED OCTOBER 31, 2017
	Hotel Operations & Corporate Overhead	IBC Hospitality	Total
Total Revenue	$7,214,919	$964,022	$8,178,941
Loss From Continuing Operations	(219,632)	(1,138,716)	(1,358,348)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED OCTOBER 31, 2017
	Hotel Operations & Corporate Overhead	IBC Hospitality	Total
Total Revenue	$2,303,967	$416,143	$2,720,110
Loss From Continuing Operations	(175,429)	(478,508)	(653,937)

STATEMENT OF OPERATIONS	NINE MONTHS ENDED OCTOBER 31, 2016 (i)
	Hotel Operations & Corporate Overhead	IBC Hospitality	Total
Total Revenue	$6,302,333	$522,427	$6,824,760
Loss From Continuing Operations	(1,000,315)	(785,613)	(1,785,928)

STATEMENT OF OPERATIONS	THREE MONTHS ENDED OCTOBER 31, 2016 (i)
	Hotel Operations & Corporate Overhead	IBC Hospitality	Total
Total Revenue	$1,993,992	$125,726	$2,119,718
Loss From Continuing Operations	(965,899)	(403,247)	(1,369,146)

(i) Difference from Q3 2016 10Q due to classification of Ontario Hospitality Properties, LP as Discontinued Operations in 2017.

11. SALE OF ONTARIO HOSPITALITY PROPERTIES, LP

On June 2, 2017, the Trust sold its Ontario hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust used $7.2 million of the proceeds to satisfy its mortgage note payable on the property, approximately $2.4 million to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. For the nine months ended October 31, 2017, Ontario had approximately $1,471,000 of revenue, and approximately $2,100,000 of operating expenses. As of October 31, 2017, Ontario had approximately $12,000 of current assets consisting primarily of cash and receivables, and approximately $3,000 of current liabilities consisting of accounts payables and accrued expenses. During the nine months ended October 31, 2017, and October 31, 2016, depreciation/amortization and capital expenses were approximately $178,000 and $0, respectively. In addition, there were no significant non-cash operating and investing activities during such period. See our Note 6 – “Sale of Ownership Interests in Subsidiaries” for information about investing activities during the nine months ended October 31, 2017.

12. DISCONTINUED OPERATIONS

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended October 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers, and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On June 2, 2017, the Ontario Hospitality Properties LLLP was sold to an unrelated third party for $17,500,000 (see Note 11).

The Trust has recognized the sale of the Ontario hotel into discontinued operations in accordance with Accounting Standards Codification (ASC) No. 205-20, Discontinued Operations. As such, the historical results of the Ontario hotel has been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

Discontinued operations in the nine months ended October 31, 2017 and 2016 primarily consists of all hotels operational revenues and expenses for the Ontario hotel property and does not include the sale proceeds and profit from the sale of the Ontario hotel.

The following unaudited financial information presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for the nine months ended October 1, 2017 and the fiscal year ended January 31, 2017 as well as the statements of operations for the nine months and three months ended October 31, 2017 and the nine months and three months ended October 31, 2016.

	DISCONTINUED OPERATIONS
	OCTOBER 31, 2017	JANUARY 31, 2017
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,785	$89,561
Accounts Receivable	-	92,743
Prepaid Expenses and Other Current Assets	-	46,823
Total Current Assets of Discontinued Operations	11,785	229,127
Property, Plant and Equipment, net	-	6,080,597
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$11,785	$6,309,724

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$3,000	$400,402
Current Portion of Mortgage Notes Payable	-	185,207
Total Current Liabilities of Discontinued Operations	3,000	585,609
Mortgage Notes Payable	-	5,047,838
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$3,000	$5,633,447

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2017	2016 (i)
REVENUE
Room	$1,397,324	$2,927,489
Food and Beverage	64,976	126,193
Other	8,443	20,922
TOTAL REVENUE	1,470,743	3,074,604

OPERATING EXPENSES
Room	939,897	941,512
Food and Beverage	66,152	147,006
Telecommunications	-	656
General and Administrative	278,815	341,108
Sales and Marketing	123,300	199,453
Repairs and Maintenance	100,149	221,621
Hospitality	122,227	167,889
Utilities	74,640	193,695
Depreciation	177,824	574,528
Intangible Amortization	-	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	56,015	99,599
Other	3,569	(974)
TOTAL OPERATING EXPENSES	1,942,588	2,886,093
OPERATING (LOSS) INCOME	(471,845)	188,511
Interest Income	961	-
TOTAL OTHER INCOME	961	-
Interest on Mortgage Notes Payable	127,787	208,765
Interest on Other Notes Payable	428	4,518
TOTAL INTEREST EXPENSE	128,215	213,283
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(599,099)	$(24,772)

(i) Discontinued Operations

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2017	2016
REVENUE
Room	$-	$995,493
Food and Beverage	-	37,726
Management and Trademark Fees	-	-
Reservation and Convention	-	-
Other	-	3,630
TOTAL REVENUE	-	1,036,849

OPERATING EXPENSES
Room	-	342,367
Food and Beverage	-	44,828
Telecommunications	-	49
General and Administrative	21,951	113,618
Sales and Marketing	-	58,146
Repairs and Maintenance	-	58,308
Hospitality	-	49,668
Utilities	-	71,392
Depreciation	-	574,528
Intangible Amortization	-	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	28,905
Other	-	10,015
TOTAL OPERATING EXPENSES	21,951	1,351,824
OPERATING LOSS	(21,951)	(314,975)
Interest Income	-	-
Interest Income on Advances to Affiliates - Related Party	-	-
TOTAL OTHER INCOME	-	-
Interest on Mortgage Notes Payable	-	69,682
Interest on Notes Payable to Banks	-	-
Interest on Other Notes Payable	-	-
Interest on Advances to Affiliates - Related Party	-	-
TOTAL INTEREST EXPENSE	-	69,682
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(21,951)	$(384,657)

13. SUBSEQUENT EVENTS

On December 6, 2017, the Board of Trustees approved a cash dividend of $0.01 per Share of Beneficial Interest of the Trust, payable on January 31, 2018 to shareholders of record as of December 20, 2017.

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

In furtherance of our strategic plan, we have significantly expanded InnDependent Boutique Collection. InnDependent Boutique Collection (“IBC”, “IBC Hotels” or “IBC Hospitality Technologies”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 2,000 unrelated hotel properties with exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels. Additionally, IBC provides direct bookings solutions to a variety of branded hotels and alternative lodging. IBC’s patent-pending loyalty program allows consumers to book highly discounted travel when logged in and shopping for lodging on www.ivhtravel.com. IVHTravel.com and its proprietary booking engine has over 1.1 million lodging choices globally and provides add-on capability for activities, rental car and cancellation protection.

IBC was born out of an independent hotelier’s frustration over being denied cost-effective access to enterprise hospitality services and software that served their large corporate competitors coupled with the inability to secure a global and robust guest loyalty program. Instead of giving up independence, the founders of IBC hired a development team to create the patent-pending InnDependent InnCentives guest loyalty program. With the success of the patent-pending InnCentives loyalty program IBC began adding hotel services and software specifically for independent and boutique hotels. These solutions address the following challenges: RevPAR and Profitability Optimization, Operational Management and Soft Brand Benefits. RevPAR, or revenue per available room, is a hospitality performance metric that is calculated by dividing a hotels total guestroom revenue by the room count and the number of days in the period being measured or by multiplying the average daily rate by the occupancy.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 filed with the SEC on May 1, 2017, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies which has not changed in the period ended October 31, 2017. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended October 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers, and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On June 2, 2017, the Ontario Hospitality Properties LLLP was sold to an unrelated third party for $17,500,000 (see Note 11).

HOTEL PROPERTIES

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly-owned subsidiary of the Trust. As of October 31, 2017, IBC Hotels provided services to approximately 2,000 hotels.

Our plan is similar to strategies followed by internationally diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. We began our long-term corporate strategy when we relinquished our REIT income tax status in January 2004, which had previously prevented us from providing management services to hotels. In June 2004, we acquired our trademark license and management agreements and began providing management, trademark and reservations services to our Hotels.

We expect to use proceeds from the sale of the Hotels, if any, as needed to support hospitality service operations as cash flow from current operations, primarily the rental of hotel rooms, declines with the sale of the Hotels.

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$2,020,587	$-	$7,000,000
Tucson Oracle	7,329,055	4,953,168	14,100,000
Yuma	4,905,703	4,860,816	15,950,000
	$14,255,345	$9,813,984	$37,050,000

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

IBC HOSPITALITY TECHNOLOGIES

InnDependent Boutique Collection (“IBC Hotels” or “IBC Hospitality Technologies”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 2,000 unrelated hospitality properties with proprietary software exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels and alternative lodging (serviced apartments, B&B’s, villas and muli-unit ownership/management of luxury private residences). Additionally, IBC provides software and solutions to a variety of branded hotels looking to increase direct bookings and receive full guest information IBC’s patent-pending loyalty program allows consumers to book highly discounted travel when logged in and shopping for lodging on www.ivhtravel.com. IVHTravel.com and its proprietary booking engine has over 1.1 million lodging choices globally and provides add-on capability for activities, rental car and cancellation protection with airfare on its roadmap in 2018.

IBC was born out of an independent hotelier’s frustration over being denied cost-effective access to enterprise hospitality services and software that served their large corporate competitors coupled with the inability to secure a global and robust guest loyalty program. Instead of giving up independence, the founders of IBC hired a development team to create the patent-pending InnDependent InnCentives guest loyalty program. With the success of the patent-pending InnCentives loyalty program IBC began adding hotel services and software specifically for independent and boutique hotels. These solutions address the following challenges: RevPAR and Profitability Optimization, Operational Management and Soft Brand Benefits. RevPAR, or revenue per available room, is a hospitality performance metric that is calculated by dividing a hotels total guestroom revenue by the room count and the number of days in the period being measured or by multiplying the average daily rate by the occupancy.

Our technology division is broken into two business lines, International Vacation Hotels Travel (“IVH”) and IBC Hospitality Technologies. Each of these divisions customer base is very different, and the services provided to each customer base ranges dramatically.

International Vacation Hotels Travel (“IVH”) Transactional Business to Consumer (“B-to-C”)

A.	IVH Collect – IVH will charge the guests in full on booking and remit the payments to the Hotel for all completed stays for rates contracted less the agreed upon commission. Wire and ACH fees will be paid by the hotel as applicable.
B.	Hotel Collect – the hotel will charge the guests in full upon arrival and IVH will invoice the hotel at the end of each month the agreed upon commission for the hotel guest stays completed.
C.	Split – Guest pays deposit to IVH equal to the commission, provides credit card details and pays the balance to the Member upon arrival.

In each of the above B-to-C revenue streams, IVH provides a proprietary internet website or customized proprietary internet landing pages for each of the hotel properties. IVH’s customer base is the Guests who are booking the reservations, not the hotels that are contracted with IBC. Guests go to IBC’s managed webpages to ultimately purchase their hotel accommodations using the proprietary IBC booking engine or visit www.ivhtravel.com or www.ibcinncentives.com. IVH obtains the guests from a variety of demand channels including direct marketing, retargeting, meta sites and direct internet searches. Guests typically book their travel accommodations on either the home page of www.ivhtravel.com or www.ibcinncentives.com a customized landing page for meta-mid funnel reservations.

When guests book using the proprietary IBC booking engine either directly on ivhtravel.com or a customized landing page or website or www.ibcinncentives.com or white label solution, IVH is the merchant of record. A merchant of record is the organization that assumes the overall liability and risk of the transaction and the financial institution holds the merchant of record liable to process the payments correctly from our guests. Per the network requirements, guests must be well aware that they are purchasing from IVH as our website branding, customized guest confirmations, reminder guest email communications, logos, privacy information, terms of use all must be clearly describing IBC/IVH policies including 24-hour reservations support.

Additionally, fraud is a significant issue in the online hospitality industry. Fraud primarily occurs when a person uses a stolen credit card or in a card not present environment. People often take time between losing a card or having one stolen, often thinking it will be found shortly. This vulnerable period gives thieves an opportunity to make several purchases before the card is cancelled. Especially in a card not present environment similar to IVH/IBC’s environment, this is when a criminal uses the phone or an online website and manually gives the credit card information. This type of transaction is more vulnerable as there is no physical identification verification.

In addition, as a value-added service, IVH provides a 24/7/365 reservation service line where guests can call, email or chat via their website with a reservations agent to answer any questions about the accommodations or reservation. Inquiries are generated from either the confirmation details provided to the guest or our website which lists our phone number, email and chat services. These inquires go directly to our IVH reservation service line, not the individual hotel properties.

IBC Business to Business (“B-to-B”)

IBC is a technology solutions provider to the global travel and tourism industry. IBC spans the breadth of the global travel ecosystem, providing key software and services to a broad range of travel suppliers and travel buyers. One of the main significant differences between our IBC Technologies division and our IVH business is that IBC Technology division’s customer is the hotel property and not the guest. IBC’s customer base is the Hotel Properties, not the guests who are staying the at the hotel properties. This is a significant difference.

A summary of our IBC Hospitality Technologies and Services includes:

●	Business to Business – recurring proprietary software services revenues (central reservation system “CRS”, channel manager, reseller to white-label IBC software and aggregator switch)
●	Digital Marketing Services-Retargeting, Search Engine Marketing (“SEM”) (Management plus a % of advertisement spend), Email Marketing, Social Media
●	Meta services – official listings on meta including transactional and % of advertisement spend along with IVH meta channel on various providers and optimization of digital marketing budgets
●	Patent-pending Loyalty rewards services sold to hotels as a % of bookings
●	Website creation – either monthly fee or one-time expenses plus monthly hosting fees

For an independent hotel property who does not have the technical staff or skills, marketing their hotel property on the internet can be a daunting task. IBC Hospitality Technologies provides the property a proven marketing system that will grow their online presence and drive directs reservations to the hotels website and booking engine. Online search is the most popular way for travelers to find hotels with 80% of all hotel bookings beginning with Google and other providers. IBC Digital Marketing Services provides member hotels an opportunity to be in front of travelers needing to book their hotel accommodations. The Software as a Service (“SaaS”) revenues which include CRS and digital marketing services, are billed on a monthly basis and paid for by the individual hotel properties the following month services are provided. In most cases, the full amount is collected by IBC Technologies and then a fraction is paid to the online distributor. From the hotels perspective, IBC Technologies is being paid for the online spend. How IBC Technologies fulfills this request is solely up to IBC Technologies and not up to the individual hotels.

SaaS monthly revenues include website, proprietary booking engine, loyalty rewards and a CRS. Also, these hotels receive a small amount of digital marketing retargeting and meta services included in their monthly revenue fees, when appropriate and when we can determine that an appropriate return on investment (“ROI”) will be provided.

IBC provides digital marketing services to hundreds of member hotels and growing quickly. Digital marketing services includes retargeting advertising as an example. Retargeting, also known as remarketing, is a form of online advertising that assists the IBC member hotel who has signed up for this service additional revenues by keeping the hotel in front of bounced traffic after they leave our website. For most websites, only 2% of the web traffic converts on the first visit. Retargeting is a tool designed to help hotels reach 98% of guests who don’t book their hotel accommodations on their first visit. IBC, on behalf of the contracted member hotel, purchases “clicks” from various online resources to generate additional demand for the hotel property. IBC reviews complex demographic data to target and accurately pinpoint potential guests to advertise to; thus IBC not only purchases advertising space, but also provides a value added service thru various marketing optimization methods.

IBC COMPETITION

We operate in highly competitive markets. IBC competes with several other regional and global travel marketplace providers, including other local distribution systems and direct distribution by travel supliers. In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services.

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

On June 2, 2017, the Trust sold its Ontario hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust has recognized a gain of approximately $11.4 million on its consolidated statement of operations for the nine months ended October 31, 2017. As of October 31, 2017, the Trust Shareholders’ Equity was approximately $9.3 million which exceeds the minimum requirements of the NYSE American Company Guide. The Trust believes that IHT will regain compliance with the NYSE American Exchange prior to the end of the current fiscal year as the third fiscal quarter financial results reported herein show two consecutive fiscal quarters of shareholders equity exceeding $6.0 million. We can provide no assurance that our plans to regain compliance with the NYSE American’s continued listing standards will be successful within the Plan Period or at all.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the nine months ended October 31, 2017 and 2016 is as follows:

	Nine Months Ended October 31,
	2017	2016(i)
Net income (loss) attributable to controlling interests	$8,616,835	$(2,445,680)
Add back:
Depreciation from Continuing Operations	953,353	1,098,037
Interest expense from Continuing Operations	476,857	356,669
Taxes from Continuing Operations	330,000	2,768
Less:
Gain on Disposal of Discontinued Operations	(11,445,879)	-
Interest income from Continuing Operations	(48,779)	(36,130)
Adjusted EBITDA	$(1,117,613)	$(1,024,336)

	Three Months Ended October 31,
	2017	2016(i)
Net loss attributable to controlling interests	$(698,007)	$(1,974,272)
Add back:
Depreciation from Continuing Operations	348,674	936,617
Interest expense from Continuing Operations	196,653	124,981
Taxes from Continuing Operations	-	2,768
Less:
Interest income from Continuing Operations	(45,713)	(62)
Adjusted EBITDA	$(198,393)	$(909,968)

(i) Difference from Q3 2016 10Q due to classification of Ontario Hospitality Properties, LP as Discontinued Operations in 2017.

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

A reconciliation of net income (loss) attributable to controlling interests to FFO for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended October 31,
	2017	2016(i)
Net income (loss) attributable to controlling interests	$8,616,835	$(2,445,680)
Add back:
Depreciation from Continuing Operations	953,353	1,098,037
Non-controlling interest from Continuing Operations	(113,519)	(311,673)
Less:
Gain on Disposal of Discontinued Operations	(11,445,879)	-
FFO	$(1,989,210)	$(1,659,316)

	Three Months Ended October 31,
	2017	2016(i)
Net loss attributable to controlling interest	$(698,007)	$(1,974,272)
Add back:
Depreciation from Continuing Operations	348,674	936,617
Non-controlling interest from Continuing Operations	128,821	(92,782)
FFO	$(220,512)	$(1,130,437)

(i) Difference from Q3 2016 10Q due to classification of Ontario Hospitality Properties, LP as Discontinued Operations in 2017.

RESULTS OF OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the first nine months of fiscal year 2018, occupancy increased 4.03% to 75.81% from 71.78% in the first nine months of the prior fiscal year. ADR increased by $7.27, or 10.0%, to $79.48 during the first nine months of fiscal year 2018 from $72.21 in the first nine months of fiscal year 2017. The increased occupancy and the increased ADR resulted in an increase in REVPAR of $8.43, or 16.2%, to $60.50 in the first nine months of fiscal year 2018 from $52.07 in the first nine months of fiscal year 2017. Our properties in Ontario, California and Yuma, Arizona during the prior fiscal year had significant improvements, resulting in an improved product that was able to increase its occupancy and rates which allowed an increase in our overall revenues for the first nine months of fiscal year 2018 compared with the first nine months of fiscal year 2017. While we anticipate rate and occupancy levels to continue to improve during the rest of fiscal year 2018 due to slowly improving economic and travel industry conditions, the sale of our Ontario, California property on June 2, 2017 may impact our revenues for the remainder part of fiscal year 2018.

The following table shows certain historical financial and other information for the periods indicated

	For the Nine Months Ended
	October 31,
	2017	2016
Occupancy	75.81%	71.78%
Average Daily Rate (ADR)	$79.48	$72.21
Revenue Per Available Room (REVPAR)	$60.50	$52.07

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2017 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2016

A summary of total operating results of the Trust for the nine months ended October 31, 2017 and 2016 is as follows:

	2017	2016	Change	% Change
Total Revenue from Continuing Operations	$8,178,941	$6,824,760	$1,354,181	19.8%
Operating Expenses from Continuing Operations	(9,537,289)	(8,610,688)	926,601	10.8%
Operating Loss from Continuing Operations	(1,358,348)	(1,785,928)	427,580	23.9%
Other Income from Continuing Operations	48,779	36,130	12,649	35.0%
Interest Expense from Continuing Operations	(476,857)	(356,669)	(120,188)	(33.7%)
Income Tax Provision from Continuing Operations	(330,000)	(2,768)	(327,232)	(100.0%)
Consolidated Net Loss from Continuing Operations	(2,116,426)	(2,109,235)	(7,191)	(0.3%)

Our overall results for the first nine months of fiscal year 2018 were positively affected by a significant increase in revenues which included our growing IBC Hotels division. See below for discussion of operating results by segment.

A summary of operating results by segment for the nine months ended October 31, 2017 and 2016 is as follows:

	2017	2016
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$7,214,919	$6,302,333	$912,586	14.5%
Operating Expenses from Continuing Operations	(7,434,551)	(7,302,648)	131,903	1.8%
Operating Loss from Continuing Operations	(219,632)	(1,000,315)	780,683	78.0%
Other Income from Continuing Operations	48,779	36,130	12,649	35.0%
Interest Expense from Continuing Operations	(461,929)	(336,222)	(125,707)	(37.4%)
Income Tax Provision from Continuing Operations	(330,000)	(2,768)	(327,232)	(11,822.0%)
Net Loss from Continuing Operations	$(962,782)	$(1,303,175)	$340,393	26.1%

	2017	2016
	IBC Hospitality	IBC Hospitality	Change	% Change
Total Revenue	$964,022	$522,427	$441,595	84.5%
Operating Expenses	(2,102,738)	(1,308,040)	794,698	60.8%
Operating Loss	(1,138,716)	(785,613)	(353,103)	(44.9%)
Interest Expense	(14,928)	(20,447)	5,519	(27.0%)
Net Loss	$(1,153,644)	$(806,060)	$(347,584)	(43.1%)

REVENUE

Hotel Operations & Corporate Overhead Segment

For the nine months ended October 31, 2017, we had total revenue of approximately $7,215,000 compared to approximately $6,302,000 for the nine months ended October 31, 2016, an increase of approximately $913,000. With an improved and renovated hotel property at our Yuma, Arizona and Ontario, California markets, we realized an overall 14.5% increase in room revenues during the first nine months of fiscal year 2018 as room revenues were approximately $7,003,000 for the first nine months of fiscal year 2018 as compared to approximately $6,050,000 during the first nine months of fiscal year 2017. Food and beverage revenue was approximately $47,000 for the first nine months of fiscal year 2018 as compared to approximately $25,000 for the first nine months of fiscal year 2017, an increase of approximately $22,000. During the remainder of fiscal year 2018, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 24.5% decrease in management and trademark fee revenues during the first nine months of fiscal year 2018 as management and trademark revenues were approximately $157,000 during the first nine months of fiscal year 2018 as compared to approximately $208,000 during first nine months of fiscal year 2017. During the remainder of fiscal year 2018, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

IBC Hospitality Segment

For the nine months ended October 31, 2017, we had total revenue of approximately $964,000, an increase of 84% as compared to approximately $522,000 for the nine months ended October 31, 2016. Significant revenue growth is expected to continue in this segment. The increase in total revenues was due to additional software licensing fees and transactional reservation revenues. During the first nine months ended October 31, 2017, we continued building out the IBC software, expanded digital marketing services and sales efforts. Specifically, focus was centered on driving direct bookings to increase hotel’s net REVPAR including the patent-pending loyalty rewards program, central reservations system (CRS), booking engine, retargeting and meta software and services.

Based on IBC Hospitality Segment’s current operations, we have assessed the current revenue recognition standards and determined that certain revenues shall be recorded on a gross basis which is based on a preferred accounting principle, such increase was determined to be immaterial to the financial statements, accounting for approximately 2% of revenues and no change to our operations loss.

EXPENSES

Hotel Operations & Corporate Overhead Segment

Total operating expenses including indirect capital expenses due to product improvement plans (PIP) of approximately $7,435,000 for the nine months ended October 31, 2017 reflect an increase of approximately $152,000 compared to total operating expenses of approximately $7,282,000 for the nine months ended October 31, 2016. The increase was primarily due to an increase in occupancy resulting in an increase in operating expenses for our rooms and depreciation expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $1,986,000 for the nine months ended October 31, 2017 compared to approximately $1,774,000 for the nine months ended October 31, 2016 of approximately a $212,000, or 12%, increase in costs. With increased occupancy at several of our hotel properties, we incurred additional room expenses which was anticipated and planned. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small banquet events. For the first nine months ended October 31, 2017, food and beverage expenses were approximately $63,000 as compared to approximately $100,000 for the first nine months ended October 31, 2016, a decrease of approximately $27,000, or 27%. The decrease during the first nine months of fiscal year 2018 as compared to the first nine months of fiscal year 2017 corresponded with an increased amount of demand.

Telecommunications expense, consisting of telephone and Internet costs, were for the first nine months ended October 31, 2017 were approximately $26,000 as compared approximately $14,000 for the first nine months ended October 31, 2016. Telecommunications expenses increased in fiscal year 2018 due to additional internet costs incurred at our Best Western properties. Management anticipates this will be consistent for the remainder of fiscal year 2018.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $2,051,000 for the nine months ended October 31, 2017 decreased approximately $140,000 from approximately $2,191,000 for the nine months ended October 31, 2016 primarily due to decrease in overhead and closer monitoring of spending. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Sales and marketing expense increased approximately $183,000, or 40.3%, to approximately $636,000 for the nine months ended October 31, 2017 from approximately $453,000 for the nine months ended October 31, 2016. The increase was due to additional use of online booking agencies and additional sales and marketing staff at our hotel properties.

Repairs and maintenance expense was approximately $514,000 for the nine the nine months ended October 31, 2017 from approximately $517,000 reported for the nine months ended October 31, 2016, a difference of $3,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Hospitality expense increased by approximately $91,000, or 22.7%, from $401,000 for the nine months ended October 31, 2016 to approximately $492,000 for the nine months ended October 31, 2017. The increase was primarily due to the increased occupancy at our hotel properties.

Utility expenses decreased by approximately $2,000 from approximately $439,000 reported for the nine months ended October 31, 2016 compared with approximately $437,000 for the nine months ended October 31, 2017. The properties had increased occupancy which normally would increase utility expenses but utility expenses were offset by our Housekeeping staff turning down the room air conditioning units overnight when guests were not occupying the rooms.

Hotel property depreciation expense increased significantly at approximately $811,000 for the nine months ended October 31, 2017 as compared to approximately $970,000 for the nine months ended October 31, 2016. The change occurred as all of our hotel properties are no longer presented in our financial statements as assets held for sale whereby depreciation was temporarily suspended.

Real estate and personal property taxes, insurance and ground rent expense decreased by approximately $5,000, from approximately $373,000 for the nine months ended October 31, 2016 to approximately $368,000 for the nine months ended October 31, 2017 as last fiscal year we purchased the land under one of our Tucson, Arizona properties, which no longer required us to pay for a land lease.

Interest expenses were approximately $462,000 for the nine months ended October 31, 2017, an increase of approximately $126,000 from the interest expenses for the nine months ended October 31, 2016 of approximately $336,000. The increase was primarily due to a change in the calculation of interest expense relating to the restructuring of the Ontario, California mortgage note payable, coupled with the increased use of our American Express note payables and our related party lines of credit offset by a decrease in our Albuquerque, New Mexico note payable payoff.

Income tax provision was $327,000 for the nine months ended October 31, 2017, an increase of $330,000 from approximately $3,000 of income tax provision for the nine months ended October 31, 2016. Increase in the tax provision was due to the sale of our hotel property in Ontario, California which occurred in June 2017 and our increased net sales of ownership interests in our properties during our first nine months of fiscal year 2018 as compared to the first nine months of fiscal year 2017. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Hospitality Segment

Total expenses, which are comprised primarily of general and administrative, sales and marketing expense, cost of reservations was approximately $2,103,000 for the nine months ended October 31, 2017 as compared to approximately $1,308,000 for the nine months ended October 31, 2016, an increase of approximately 61%.

General and administrative expenses include overhead charges for management, accounting, travel and consultative services. General and administrative expenses of approximately $952,000 for the nine months ended October 31, 2017 which increased approximately $144,000 from approximately $708,000 for the nine months ended October 31, 2016. These expenses were incurred to further the development of our platform and services. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Sales and marketing expense increased approximately $515,000, or 105%, to approximately $1,008,000 for the nine months ended October 31, 2017 from approximately $493,000 for the nine months ended October 31, 2016. The increase was due to the significant increase in reservations and additional sales and marketing expenses. Management anticipates this will continue to grow at the same rate as reservations revenues increase for the remainder of fiscal year 2018.

IBC depreciation expense increased $20,000 from approximately $55,000 for the nine months ended October 31, 2016 as compated to approximately $75,000 for the nine months ended October 31, 2017. The change occurred as additional depreciation expenses were incurred as additional fixed assets were procured.

During the first nine months ended October 31, 2017, we continued building out the IBC software, expanded digital marketing services and sales efforts. Specifically, focus was centered on driving direct bookings to increase hotel’s net REVPAR including the patent-pending loyalty rewards program, central reservations system (CRS), booking engine, retargeting and meta software and services.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be improved in the upcoming fiscal year; however we can provide no assurance as to whether such metrics will improve; capital improvements in the upcoming fiscal year are expected to be similar from the prior fiscal year but we can provide no assurance as ot the amount we may ultimately spend. As of September 1, 2017, the Trust had $0 drawn on its bank line of credit. Our credit line matures on August 24, 2018.

As of October 31, 2017 and January 31, 2017, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $172,000 and amount payable of $145,000, respectively. The Demand/Revolving Line of Credit/Promissory Note accrued interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note accrues has a maximum borrowing capacity/lending to $1,000,000, which is available through June 30, 2019. As of December 7, 2017, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was approximately $402,000.

As of January 31, 2017, the Trust had two available Affiliate credit facilities each with a maximum borrowing/lending capacity of $500,000 for a total maximum borrowing/lending capacity of $1,000,000. On June 19, 2017, the Board amended the terms of one of the Affiliate credit facilities, increasing the borrowing/lending capacity to $1,000,000 and extended the Maturity Date from June 30, 2017 to June 30, 2019. On June 19, 2017, the Board terminated the second Affiliate credit facility.  As of October 31, 2017 and January 31, 2017, the Trust had an amount receivable of approximately $963,000, and account payable of approximately $379,000, respectively. As of December 7, 2017, the outstanding net balance receivable on the available Affiliate credit facility was approximately $963,000.

On August 24, 2017, the Trust entered into a Promissory Note Agreement with RepublicBankAZ, N.A. (“Republic Bank LOC”) for a $150,000 revolving line of credit with a maturity date of August 24, 2018. The greement has interest only payments due monthly and the variable interest rate is 1.50% above the highest prime rate as published in the Wall Street Journal. No prepayment penalty exists.

On October 31, 2017, Yuma Hospitality Properties, LLLP, Tucson Hospitality Properties, LLLP and Albuquerque Suite Hospitality LLC, subsidiaries of the Trust, each entered into a Business Loan Agreement. Each Business Loan Agreement is for $50,000, has a maturity date of October 31, 2022, is guaranteed by the Trust and requires monthly interest only payments. Each Business Loan Agreement has no prepayment penalties and a variable interest rate based on the highest prime rate as published in the Wall Street Journal plus a margin of 1.00 percent. Each Business Loan Agreement allows unlimited advances not to exceed the Business Loan Agreement maximum borrowing capacity of $50,000.

With approximately $7.6 million of cash, as of October 31, 2017, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the $1,000,000 Affiliate credit facility and the availability of the $300,000 Republic Bank LOC, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate a moderate improvement in the overall economic situation that affected results in the first quarter of 2018, which could result in higher revenues and operating margins in the remainder of fiscal year 2018. We expect the major challenge for the remaining portion of fiscal year 2018 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash used in operating activities totaled approximately $1,387,000 and $813,000 for the nine months ended October 31, 2017 and October 31, 2016, respectively. Refer to the discussion below for the change in the net cash used in operating activities.

Consolidated net income was approximately $8,730,000 and consolidated net loss was approximately $2,134,000 for the nine months ended October 31, 2017 and 2016, respectively. The differences in consolidated net income for the nine months ended October 31, 2017 compared with the consolidated net loss for the nine months ended October 31, 2016 is explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile consolidated net income and net loss to net cash used in operating activities for the nine months ended October 31, 2017 and 2016, respectively, consist primarily of changes in the hotel property depreciation of approximately $1,131,000 for the nine months ended October 31, 2017 compared with approximately $1,672,000 for the nine months ended October 31, 2016, gain on disposal of assets of approximately $11,446,000 for the nine months ended October 31, 2017 compared with $0 for the nine months ended October 31, 2016, cumulative changes in assets and liabilities for accounts receivable, prepaid expenses and other expense and accounts payable and accrued expenses of approximately $108,000 and approximately ($510,000) for the nine months ended October 31, 2017 and 2016, respectively. These changes resulted in net cash used by operating activities of approximately $1,387,000 for the nine months ended October 31, 2017 and approximately $813,000 for the nine months ended October 31, 2016. Hotel depreciation decreased significantly during the nine months ended October 31, 2017 compared with the nine months ended October 31, 2016, due to the sale of our Ontario, California asset on June 2, 2017.

Net cash provided by investing activities was approximately $6,106,000 and net cash used in investing activities was approximately $986,000 for the nine months ended October 31, 2017 and 2016, respectively. The additional net cash provided by investing activities was primarily due to the sale of our Ontario, California property offset by the cash drawn on our Affiliates – Related Party credit facility and our continued investment in our hotels with improvements and additions to the hotel properties.

Net cash provided by financing activities totaled approximately $2,339,000 for the nine months ended October 31, 2017 and approximately $338,000 for the nine months ended October 31, 2016. The increase in cash provided was primarily due to principal payments on borrowings on morgate notes payable, borrowings on other notes payable, proceeds from sale of non-controlling ownership interest in subsidiary, sale of shares of beneficial interest offset by principal payments on mortgage notes payable, payments on notes payable to banks, payments on line of credit – related party, payments on notes payable – related party distributions to non-controlling interest holders and repurchasesof treasury stock.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of October 31, 2017, there were no monies held in these accounts, which are usually reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2017 and 2016, the Hotels and Corporate office spent approximately $2,155,000 and $1,843,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2018 capital expenditures, we plan on spending approximately the same amount as we did during fiscal year 2017 but can provide no assurance as to the amount we may ultimately spend. Continued operations repairs and maintenance were charged to expense of $514,000 and $517,000 for the nine months ended October 31, 2017 and 2016, respectively.

We have minimum debt payments of approximately $1.6 million and approximately $753,000 due during fiscal years 2018 and 2019, respectively. Minimum debt payments due during fiscal year 2018 include approximately $66,000 of mortgage notes payable.

As of October 31, 2017, we had mortgage notes payable, net of discounts, of approximately $9,814,000 outstanding with respect to the Hotels, approximately $58,000 in gross short term secured promissory notes with a credit card merchant processor, approximately $833,000 in a note payable, approximately $164,000 in an unsecured promissory note to a unrelated party, and approximately $1,017,000 of secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2016

A summary of total operating results of the Trust for the three months ended October 31, 2017 and 2016 is as follows:

	2017	2016	Change	% Change
Total Revenues from Continuing Operations	$2,720,110	$2,119,718	$600,392	28.3%
Operating Expenses from Continuing Operations	(3,374,047)	(3,488,864)	(114,817)	(3.3%)
Operating Loss from Continuing Operations	(653,937)	(1,369,146)	715,209	52.2%
Interest Income from Continuing Operations	45,713	62	45,651	73,630.6%
Interest Expense from Continuing Operations	(196,653)	(124,981)	(71,672)	(57.3%)
Income Tax Provision from Continuing Operations	-	(2,768)	2,768	(100.0%)
Consolidated Net Loss from Continuing Operations	(804,877)	(1,496,833)	691,956	46.2%

Our overall results for the three months ended October 31, 2017 as compared to the three months ended October 31, 2016 were positively affected by an increase in room revenues primarily due to the additional business in the Yuma, Arizona market and our growing IBC Hotels division.

THREE MONTHS ENDED OCTOBER 31, 2017
	2017	2016
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$2,303,967	$1,993,992	$309,975	15.5%
Operating Expenses from Continuing Operations	(2,479,396)	(2,959,891)	480,495	16.2%
Operating Loss from Continuing Operations	(175,429)	(965,899)	790,470	81.8%
Interest Income from Continuing Operations	45,713	62	45,651	73,630.6%
Interest Expense from Continuing Operations	(192,465)	(187,396)	(5,069)	(2.7%)
Income Tax Provision from Continuing Operations	-	(2,768)	2,768	100.0%
Net Loss from Continuing Operations	$(322,181)	$(1,156,001)	$833,820	72.1%

	2017	2016
	IBC Hospitality	IBC Hospitality	Change	% Change
Total Revenue	$416,143	$125,726	$290,417	231.0%
Operating Expenses	(894,651)	(528,973)	(365,678)	(69.1%)
Operating Loss	(478,508)	(403,247)	(75,261)	(18.7%)
Interest Expense	(4,188)	(7,267)	3,079	42.4%
Net Loss	$(482,696)	$(410,514)	$(72,182)	(17.6%)

REVENUE – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment – Continuing Operations

For the three months ended October 31, 2017, we had total revenue of approximately $2,304,000 compared to approximately $1,994,000 for the three months ended October 31, 2016, an increase of approximately $310,000. With an improved economy and an improved Yuma, Arizona hotel product based on our significant property improvements made during the fiscal year ended January 31, 2017, we realized a 17.7% increase in room revenues during the three months ended October 31, 2017 as room revenues were approximately $2,251,000 as compared to approximately $1,912,000 during the three months ended October 31, 2016. Food and beverage revenue was approximately $21,000 for the three months ended October 31, 2017 as compared to approximately $7,000 for the three months ended October 31, 2016, an increase of approximately $13,000. During the remainder of fiscal year 2018, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We realized a 44.3% decrease in management and trademark fee revenues during the three months ended October 31, 2017 compared to the three months ended October 31, 2016 as management and trademark revenues were approximately $39,000 and $70,000, respectively. During the remainder of fiscal year 2018, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

IBC Hospitality Segment

For the three months ended October 31, 2017, we had total revenue of approximately $416,000, an increase of 231% as compared to approximately $126,000 for the three months ended October 31, 2016. Significant revenue growth is expected to continue in this segment. The increase in total revenues was due to additional software licensing fees and transactional reservation revenues. During the three months ended October 31, 2017, we continued building out the IBC software, expanded digital marketing services and sales efforts. Specifically, focus was centered on driving direct bookings to increase hotel’s net REVPAR including the patent-pending loyalty rewards program, central reservations system (CRS), booking engine, retargeting and meta software and services.

EXPENSES – CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

Total operating expenses of approximately $2,479,000 for the three months ended October 31, 2017 reflect an decrease of approximately $473,000 compared to total operating expenses of approximately $2,953,000 for the three months ended October 31, 2016. The decrease in general and administrative expenses was due to a significant reduction of expenses in corporate overhead as we continue to look for opportunities to decrease our professional and administrative expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $627,000 for the three months ended October 31, 2017 compared to approximately $582,000 for the three months ended October 31, 2016, representing approximately a $45,000, or 7.73%, increase in costs. Management anticipated room expenses would increase due to the significant increase in occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small occasional banquet events. For the three months ended October 31, 2017, food and beverage expenses were approximately $28,000 and for the three months ended October 31, 2016, food and beverage expenses were approximately $3 5,000. The decrease during the first nine months of fiscal year 2018 as compared to the first nine months of fiscal year 2017 corresponded with an increased amount of demand.

General and administrative expenses, consisting of salaries and general overhead of the Trust, were approximately $653,000 for the three months ended October 31, 2017 compared to approximately $673,000 for the three months ended October 31, 2016, representing approximately a $20,000, or 2.9%, decrease in costs. Management continues to review our corporate office expenses and continues to look for expense reduction opportunities.

Sales and marketing expense increased approximately $209,000, or 42.5%, to approximately $209,000 for the three months ended October 31, 2017 from approximately $145,000 for the three months ended October 31, 2016. The increase was due to additional use of online booking agencies and additional sales and marketing staff at our hotel properties.

Repairs and maintenance expense was approximately $186,000 for the three months ended October 31, 2017 from approximately $190,000 reported for the three months ended October 31, 2016, a decrease of $4,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. We anticipate consistent amount of repairs and maintenance for the remaining portion of fiscal year 2018.

Hospitality expense increased by approximately $38,000, or 29.2%, from $130,000 for the three months ended October 31, 2016 to approximately $168,000 for the three months ended October 31, 2017. The increase was primarily due to the increased occupancy at our hotel properties.

Utility expenses increased by approximately $5,000 from approximately $151,000 reported for the three months ended October 31, 2016 compared with approximately $156,000 for the three months ended October 31, 2017. The properties had increased occupancy which resulted in increased utility expenses.

Hotel property depreciation expense increased decreased at approximately $300,000 for the three months ended October 31, 2017 as compared to approximately $891,000 for the three months ended October 31, 2016. Prior to October 31, 2016, our hotel properties were presented in our financial statements as assets held for sale whereby depreciation was temporarily suspended. During the three months ended October 31, 2016, the depreciation was caught up once the assets were classified back into continuing operations from assets held for sale.

IBC Hospitality Segment

Total expenses, which are comprised primarily of general and administrative, sales and marketing expense, cost of reservations was approximately $895,000 for the three months ended October 31, 2017 as compared to approximately $529,000 for the three months ended October 31, 2016, an increase of approximately 69%.

General and administrative expenses include overhead charges for management, accounting, travel and consultative services. General and administrative expenses of approximately $363,000 for the three months ended October 31, 2017 which increased approximately $113,000 from approximately $250,000 for the three months ended October 31, 2016. These expenses were incurred to further the development of our platform and services. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Sales and marketing expense increased approximately $243,000, or 101%, to approximately $483,000 for the three months ended October 31, 2017 from approximately $241,000 for the three months ended October 31, 2016. The increase was due to the significant increase in reservations and additional sales and marketing expenses. Management anticipates this will continue to grow at the same rate as reservations revenues increase for the remainder of fiscal year 2018.

IBC depreciation expense was approximately $27,000 for the three months ended October 31, 2017 as compared to approximately $21,000 for the three months ended October 31, 2016.

During the first nine months ended October 31, 2017, we continued building out the IBC software, expanded digital marketing services and sales efforts. Specifically, focus was centered on driving direct bookings to increase hotel’s net REVPAR including the patent-pending loyalty rewards program, central reservations system (CRS), booking engine, retargeting and meta software and services.

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND GAIN ON DISPOSAL OF ASSETS

We had a consolidated net loss before income taxes provision, discontinued operations and gain on disposal of assets of approximately $1,786,000 for the nine months ended October 31, 2017, compared to approximately $2,106,000 for the nine months ended October 31, 2016. After deducting income tax provision of approximately $330,000, discontinued operations of approximately $599,000 and adding gain on disposal of discontinued operations of approximately $11,446,000, consolidated net income was approximately $8,731,000 for the nine months ended October 31, 2017. After deducting income tax provision of approximately $3,000 and discontinued operations of approximately $25,000, consolidated net loss was approximately $2,134,000 for the nine months ended October 31, 2016. The improvement in consolidated net income was attributable to the gain on disposal of our Ontario, California property asset offset by the discontinued operations for the nine months ended October 31, 2017.

Net loss from continued operations per share – basic was ($0.21) and ($0.22) for the nine months ended October 31, 2017 and 2016, respectively. Net income from discontinued operations per share – basic was $1.10 for the nine months ended October 31, 2017. Net income (loss) per share total – basic was $0.89 and ($0.22) for the nine months ended October 31, 2017 and 2016, respectively. Net loss from continued operations per share – diluted was ($0.16) and ($1.58) for the nine months ended October 31, 2017 and 2016, respectively. Net income (loss) from discontinued operations per share – diluted was $0.82 and ($0.02) for the nine months ended October 31, 2017 and 2016, respectively. Net income (loss) per shared – diluted was $0.66 and ($1.60) for the nine months ended October 31, 2017 and 2016, respectively. Basic and diluted net income from discontinued operations per share was $1.10 for the nine months ended October 31, 2017. Basic net income (loss) per share was $0.89 and ($0.22) for the nine months ended October 31, 2017 and 2016.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●

local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	our ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage;

●	data breaches or cybersecurity attacks; and

●	loss of key personnel

In addition, examples of such uncertainties we specifically face in our IBC Hospitality Technologies division include, but are not limited to:

●	transaction volumes in the global travel industry;

●	pricing pressure from travel suppliers;

●	the amount of resources needed to implement our software solutions;

●	the use of alternative distribution models by travel suppliers;

●	failures, capacity constraints, business interruptions and other forces impacting the integrity of our systems and infracture;

●	competition in the travel distribution market;

●	cybersecurity breaches;

●	failure to adapt to technological developments;

●	our ability to maintain and renew contracts with our hoteliers and other counterparts; and

●	financial or other general business instability experienced by our travel suppliers.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on June 19, 2017, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 750,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the nine months ended October 31, 2017, the Trust acquired 126,667 Shares of Beneficial Interest in open market transactions at an average price of $2.04 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE American requirements. The Trust remains authorized to repurchase an additional 686,423 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

August 1 - August 31, 2017	198	$2.34	463	692,085
September 1 - September 30, 2017	1,807	$2.09	3,777	690,278
October 1 - October 31, 2017	3,855	$2.04	7,864	686,423
Total	5,860		12,104

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

10.1	Promissory Note, dated August 24, 2017, executed by InnSuites Hospitality Trust, as Borrower, in favor of RepublicBankAz, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 5, 2017)

10.2	Business Loan Agreement, dated October 31, 2017, executed by Yuma Hospitality Properties, LLLP, as Borrower, in favor of RepublicBankAZ, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2017)

10.3	Business Loan Agreement, dated October 31, 2017, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of RepublicBankAZ, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2017)

10.4	Business Loan Agreement, dated October 31, 2017, executed by Albuquerque Suite Hospitality LLC, as Borrower, in favor of RepublicBankAZ, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2017)

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+ Management contract or compensation plan or arrangement.

* Furnished, note filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Date: December 15, 2017	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Date: December 15, 2017	/s/ Adam B. Remis
Adam B. Remis
Chief Financial Officer

