Form 10-K
period 2018-01-31
INNSUITES HOSPITALITY TRUST
filed 2018-05-16
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7062

INNSUITES HOSPITALITY TRUST

(Exact name of registrant as specified in its charter)

Ohio	34-6647590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

InnSuites Hotels Centre 1730 E. Northern Avenue, Suite 122 Phoenix, AZ	85020
(Address of principal executive offices)	(ZIP code)

Registrant’s telephone number, including area code: (602) 944-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Shares of Beneficial Interest, without par value	NYSE AMERICAN

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2017, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $5,258,184

Number of Shares of Beneficial Interest outstanding as of May 1, 2018: 9,764,907

Documents incorporated by reference: None.

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1979; however, the Trust is not a real estate investment trust for federal taxation purposes. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites® Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns interests in and operates four hotels, provides management services for a total of four hotels, and provides trademark license services for a total of six hotels. At January 31, 2018, the Trust owned a 74.80% sole general partner interest in the Partnership, which controlled a 51.01% interest in one InnSuites hotel located in Tucson, Arizona. We anticipate to sell one or more of our hotels by January 31, 2019.

The Trust also own a direct 12.79% interest in one InnSuites hotel located in Yuma, Arizona and owned a direct 22.83% interest in one InnSuites® hotel located in Albuquerque, New Mexico (all three InnSuites hotels are hereinafter referred to as the “Hotels”).

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

The Hotels have an aggregate of 424 hotel suites and operate as moderate and full-service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth. The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, free high-speed hard wired and wireless Internet access and coffee makers in each studio or two-room suite.

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

The Trust has a single class of Shares of Beneficial Interest, without par value, that are traded on the NYSE AMERICAN under the symbol “IHT.” The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects. However, each Class A Partnership unit is convertible, at the option of the Class A holder, into one newly-issued Share of Beneficial Interest of the Trust and each Class B Partnership unit is convertible, upon approval of the Board of Trustees of the Trust, into one newly-issued Share of Beneficial Interest of the Trust. The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

IBC Hospitality Technologies:

InnDependent Boutique Collection (“IBC”, “IBC Hotels”, “IBC Hotels, LLC”, “IBC Hospitality” or “IBC Hospitality Technologies”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 2,000 unrelated hospitality properties with proprietary software, exclusive marketing distribution, and services as well as brand-like cost savings solutions to independent boutique hotels and alternative lodging (serviced apartments, B&B’s, villas and multi-unit ownership/management of luxury private residences). Additionally, IBC provides software and solutions to a variety of branded hotels looking to increase direct bookings and receive full guest information IBC’s patent-pending loyalty program allows consumers to book discounted travel when logged in and shopping for lodging on www.ivhtravel.com while also earning cash back, e-gift cards and free nights globally. IVHTravel.com and its proprietary booking engine has over 1.1 million lodging choices globally and provides add-on capability for activities, rental car and cancellation protection with airfare on its roadmap in 2019.

IBC was born out of independent hotelier frustration over being denied cost-effective access to enterprise hospitality services and software that served their large corporate competitors coupled with the inability to secure a global and robust guest loyalty program. Instead of giving up independence, the founders of IBC negotiated large procurement discounts hired a development team to create the patent-pending InnDependent InnCentives guest loyalty program and integrated software design to manage supply and demand. With the success of the patent-pending InnCentives loyalty program IBC began adding hotel services and software specifically for independent and boutique hotels. These solutions address the following challenges: RevPAR and Profitability Optimization, Operational Management and Soft Brand Benefits. RevPAR, or revenue per available room, is a hospitality performance metric that is calculated by dividing a hotels total guestroom revenue by the room count and the number of days in the period being measured or by multiplying the average daily rate by the occupancy.

Our technology division is broken into two business lines, International Vacation Hotels Travel (“IVH”) and IBC Hospitality Technologies. Each of these divisions customer base is very different, and the services provided to each customer base ranges dramatically.

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels, Inc. Under the management agreements, InnSuites Hotels manages the daily operations of the three Hotels and one hotel owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the hotel owned by affiliates of Mr. Wirth are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the hotel owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels, Inc. at no additional charge. The trademark expires in January 2027.

These revenues are included in the management and trademark fees revenues in the consolidated statement of operations of our financial statements.

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all three of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the Hotels pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the Hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $286,000 and $483,000, for fiscal years ended January 31, 2018 and 2017, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal year ending January 31, 2019 (“fiscal year 2019”) to be the continuation of competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. Each of the Hotels experiences competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets. While none of the Hotels’ competitors dominate any of the Trust’s geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property developments and/or hotel refurbishments have recently been completed by competitors in a number of the Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenue of our Hotels in their respective markets.

The Trust has chosen to focus its hotel investments in Arizona and New Mexico. With the renovations at our Yuma, Arizona, Tucson, Arizona and Albuquerque, New Mexico hotel properties, the Trust has seen additional demand as supply has been steady in that respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on the revenue of our Hotels in their respective markets.

IBC Hotels provides a variety of brand-like hotel and technology services to independent hotels without the cost or hassle of a brand for a month-to-month agreement to independent hotels, which make up approximately one-half of the world’s hotels (not including B&Bs and rentals). These services include but are not limited to: web/mobile site presence, hotel app, booking engine, loyalty program along with strategic partnerships that provide metasite channels, fast-tracked financing, purchasing, IT services, training and education and integrations to a variety of service providers including rental cars and tours as well as property management and additional distribution.

While the travel landscape is competitive in itself, each one of the services provided by IBC Hotels has its own competitive landscape. Online travel agencies (OTAs) continue to fight for the customer looking for the occasional booking and hotels to push excess inventory. Brands have historically had solid demand due to their loyalty programs and consistent product offerings along with education and training programs. Technology and tourism companies have operated in their segment without much cross-over. Independent hotels have historically had trouble getting financing and purchasing power without a large brand or management contract. IBC assists the hospitality owners and operators in these areas with a complete market place.

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

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain readily achievable federal requirements related to access and use by disabled persons. In addition to ADA work completed to date, the Trust may be required to remove additional access barriers or make unplanned, substantial modifications to its Hotels to comply with the ADA or to comply with other changes in governmental rules and regulations, or become subject to claims, fines and damage awards, any of which could reduce the number of total available rooms, increase operating costs and have a negative impact on the Trust’s results of operations.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at the southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

Item 2. PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020 in a space leased by the Trust from a third party. All of the Hotels are operated as InnSuites® Hotels, while all Hotels are also marketed as Best Western® Hotels. All of the Hotels operate in the following locations:

PROPERTY	NUMBER OF SUITES		YEAR OF CONSTRUCTION / ADDITION	MOST RECENT RENOVATION (1)	PERCENT OWNERSHIP BY THE TRUST

InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel	100	(5)	1975/1985	2017	22.83	% (2)

InnSuites Hotel and Suites Tucson Oracle Best Western Hotel	158		1981/1983	2017	51.01	% (3)

InnSuites Hotels and Suites Yuma Best Western Hotel	166		1982/1984	2016	12.79	% (4)

Total Suites	424

(1) The Trust defines a renovation as the remodeling of more than 20% of a property’s available suites in a fiscal year.

(2) The Trust owns a direct 22.83% interest in the InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel.

(3) The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 74.80% general partner interest in the Partnership.

(4) The Trust holds a direct 12.79% ownership interest in the InnSuites Hotels and Suites Yuma Best Western Hotel.

(5) Our InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel added six additional suites during the fiscal quarter ending April 30, 2018 by splitting several two room suites into individual suites.

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

Item 4. MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE American under the symbol “IHT.” On May 1, 2018, the Trust had 9,764,907 shares outstanding. As of April 24, 2018, there were 353 holders of record of our Shares of Beneficial Interest not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2018	High	Low	Dividends

First Quarter	$2.21	$1.71	-

Second Quarter	$2.20	$1.65	$0.01

Third Quarter	$2.00	$1.50	-

Fourth Quarter	$1.87	$1.50	$0.01

Fiscal Year 2017	High	Low	Dividends

First Quarter	$2.56	$2.08	-

Second Quarter	$3.09	$2.09	-

Third Quarter	$2.45	$2.10	-

Fourth Quarter	$2.29	$2.03	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt and internal growth currently $0.02 per share per fiscal year. In the fiscal years ended January 31, 2018 and 2017, the Trust paid dividends of $0.01 per share in the fourth quarter of each year. In addition, during the fiscal year ended January 31, 2018, the Trust paid an additional dividend of $0.01 per share at the end of the second quarter. The Trust has paid dividends each fiscal year since its inception in 1971 and the Trust expects comparable cash dividends will continue to be paid in the future.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the fiscal year ended January 31, 2018, the Trust acquired 150,973 Shares of Beneficial Interest in open market transactions at an average price of $1.99 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 662,117 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

November 1 - November 30, 2017	13,463	$1.57	21,204	672,960
December 1 - December 31, 2017	1,799	$1.85	3,327	671,161
January 1 - January 31, 2018	9,044	$1.91	17,233	662,117
Total	24,306		41,764

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during fiscal year 2018. These grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

For stock option grants during fiscal 2018, see Note 26 to our Consolidated Financial Statements - “Stock Options.”

For the issuance of Shares of Beneficial Interest by the Trust in connection with the acquisition of International Vacation Hotels, see Note 9 to our Consolidated Financial Statements – “Intangible Assets, Goodwill and Impairment”. This issuance was made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At January 31, 2018, the Trust had three moderate and full-service hotels with 424 hotel suites. All of our Hotels are branded through membership agreements with Best Western. All Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals and the operation of a reservation system.

Our operations consist of two reportable segments, hotel ownership, which derives its revenue from the operation of the Hotels and technology reservation services for approximately 2,000 unrelated hotel properties. We provide management services for the Hotels and a hotel owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. One of the affiliate hotels owned by James F. Wirth was sold in February 2017. We also provide trademark and licensing services to the Hotels, one hotel owned by affiliates of Mr. Wirth and one unrelated hotel property.

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

Although we experienced stronger economic conditions during fiscal year 2018, we anticipate that a steady economy will exist during all of 2019. We expect the major challenge for fiscal year 2018 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. We believe that we have positioned the Hotels to remain competitive through selective refurbishment, by offering a relatively large number of two-room suites at each location and by maintaining a robust complementary guest Internet access system.

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

IBC HOSPITALITY TECHNOLOGIES

InnDependent Boutique Collection (“IBC”, “IBC Hotels”, “IBC Hotels, LLC”, “IBC Hospitality” or “IBC Hospitality Technologies”), a wholly owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 2,000 unrelated hospitality properties with proprietary software exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels and alternative lodging (serviced apartments, B&B’s, villas and muli-unit ownership/management of luxury private residences). Additionally, IBC provides software and solutions to a variety of branded hotels looking to increase direct bookings and receive full guest information IBC’s patent-pending loyalty program allows consumers to book highly discounted travel when logged in and shopping for lodging on www.ivhtravel.com. IVHTravel.com and its proprietary booking engine has over 1.1 million lodging choices globally and provides add-on capability for activities, rental car and cancellation protection with airfare, all on the technologically developed roadmap in 2019.

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

In addition, as a value-added service, IVH provides a 24/7/365 reservation service line (602-870-6929) where guests can call, email or chat via their website with a reservations agent to answer any questions about the accommodations or reservation. Inquiries are generated from either the confirmation details provided to the guest or our website which lists our phone number, email and chat services. These inquires go directly to our IVH reservation service line, not the individual hotel properties.

IBC Business to Business (“B-to-B”)

IBC is a technology solutions provider to the global travel and tourism industry. IBC spans the breadth of the global travel ecosystem, providing key software and services to a broad range of travel suppliers and travel buyers. One of the main significant differences between our IBC Technologies division and our IVH business is that IBC Technology division’s customer is the hotel property and not the guest. IBC’s customer base is the Hotel Properties, not the guests who are staying at the hotel properties.

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

IBC COMPETITION

We operate in highly competitive markets. IBC competes with several other regional and global travel marketplace providers, including other local distribution systems and direct distribution by travel suppliers. In addition to other GDSs and direct distributors, there are a number of other competitors in the travel distribution marketplace, including new entrants in the travel space that offer metasearch capabilities that direct shoppers to supplier websites and/or OTAs, third party aggregators and peer-to-peer options for travel services.

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

At January 31, 2018, we owned through our sole general partner’s interest in the Partnership a direct 22.83% interest in the Albuquerque, New Mexico Hotel, a 12.79% direct interest in the Yuma, Arizona Hotel. At January 31, 2017, we owned through our sole general partner’s interest in the Partnership a direct 50.91% interest in the Albuquerque, New Mexico Hotel, and a 50.24% direct interest in the Yuma, Arizona Hotel. Additionally, and at January 31, 2017, we, together with the Partnership, owned a 51.01% interest in a hotel located in Tucson, Arizona. On June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million. For more information about the disposition of the Ontario, California hotel, see Note 24 of our Consolidated Financial Statements - “Sale of Ontario Hospitality Properties, LP”.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In fiscal year 2018, occupancy increased 4.45% to 74.81% from 71.62% in the prior fiscal year. ADR increased by $7.39 or 10.17% to $80.07 in fiscal year 2018 from $72.68 in fiscal year 2017. The increased occupancy and ADR resulted in an increase in REVPAR of $7.74 or 14.79% to $60.07 in fiscal year 2018 from $52.33 in fiscal year 2017. The increased occupancy and increased rates reflect an improved product and improved economy which has allowed us to increase our rates while increasing our occupancy, especially in our Yuma, Arizona and Tucson, Arizona properties. We anticipate in the next few fiscal years that steady demand will exist with a significant increase in hotel room supply resulting in additional pressure on the hotel industry to lower rates to maintain current occupancy levels.

The following table shows certain historical financial and other information for the periods indicated:

	For the Twelve Months Ended January 31,
	2018	2017
Occupancy	74.81%	71.62%
Average Daily Rate (ADR)	$80.07	$72.68
Revenue Per Available Room (REVPAR)	$60.07	$52.33

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 11 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, 4 and 5 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” and “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary,”, respectively.

●	For a discussion of other related party transactions, see Note 18 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the fiscal year ended January 31, 2018 compared to the fiscal year ended January 31, 2017.

Overview

A summary of total Trust operating results for the fiscal years ended January 31, 2018 and 2017 is as follows:

	2018	2017	Change	% Change
Total Revenue from Continuing Operations	$10,767,592	$9,197,179	$1,570,413	17.1%
Operating Expenses from Continuing Operations	(13,882,399)	(11,552,646)	(2,329,753)	(20.2%)
Operating Loss from Continuing Operations	(3,114,807)	(2,355,467)	(759,340)	(32.2%)
Other Income from Continuing Operations	79,999	30,269	49,730	164.3%
Interest Expense from Continuing Operations	(656,810)	(489,792)	(167,018)	(34.1%)
Income Tax Provision from Continuing Operations	(341,000)	227,568	(568,568)	(249.8%)
Consolidated Net Loss from Continuing Operations	(4,032,618)	(2,587,422)	(1,445,196)	(55.9%)

A summary of operating results by segment for the fiscal years ended January 31, 2018 and 2017 is as follows:

	2018	2017
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue from Continuing Operations	$9,319,467	$8,488,387	$831,080	9.8%
Operating Expenses from Continuing Operations	(10,051,355)	(9,653,941)	(397,414)	(4.1%)
Operating Loss from Continuing Operations	(731,888)	(1,165,554)	433,666	37.2%
Other Income from Continuing Operations	79,999	30,269	49,730	164.3%
Interest Expense from Continuing Operations	(638,502)	(459,824)	(178,678)	(38.9%)
Income Tax Provision from Continuing Operations	(341,000)	227,568	(568,568)	(249.8%)
Net Loss from Continuing Operations	$(1,631,391)	$(1,367,541)	$(263,850)	(19.3%)

	2018	2017
	IBC Hospitality	IBC Hospitality	Change	% Change
Total Revenue	$1,448,125	$708,792	$739,333	104.3%
Operating Expenses	(3,831,044)	(1,898,705)	(1,932,339)	(101.8%)
Operating Loss	(2,382,919)	(1,189,913)	(1,193,006)	(100.3%)
Interest Expense	(18,308)	(29,968)	11,660	38.9%
Net Loss	$(2,401,227)	$(1,219,881)	$(1,181,346)	(96.8%)

Our overall results in fiscal year 2018 were positively affected by a significant increase in room revenues and sale of our Ontario, California hotel property which was reduced by an increase in net operating expenses which included our growing IBC Hotels division and an increase in our income tax provision. Results were adversely affected by the write-off and impairment of IBC intangible assets.

REVENUE – CONTINUING OPERATIONS:

Hotel Operations & Corporate Overhead Segment

For the twelve months ended January 31, 2018, we had total revenue of approximately $10,768,000 compared to approximately $9,197,000 for the twelve months ended January 31, 2017, an increase of approximately $1,571,000. In the prior fiscal years ending January 31, 2017 and 2016, we made significant improvements to our Yuma, Arizona and Tucson, Arizona properties which allowed us to increase rates with increased occupancy. For comparability purposes, the revenues do not include our Ontario, California property which was sold June 2, 2017. We realized a 14.2% increase in room revenues during fiscal year 2018 as room revenues were approximately $9,282,000 for the fiscal year ending January 31, 2018 as compared to approximately $8,125,000 for the fiscal year ending January 31, 2017. With additional hotel occupancy and change in our food and beverage offerings, our food and beverage revenue increased by 50% to approximately $63,000 for fiscal year 2018 as compared to approximately $32,000 during fiscal year 2017, an increase of approximately $31,000. During fiscal year 2019, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized an approximate 32% decrease in management and trademark fee revenues during fiscal year 2018 to approximately $200,000 as compared to approximately $296,000 during fiscal year 2017. Management and trademark fee revenues decreased during fiscal year 2018 as a result of the sale of one of the hotels owned by affiliates of Mr. Wirth in February 2017 partially offset by increased revenues in the remaining hotel owned by affiliates of Mr. Wirth. On May 1, 2017, the Trust increased the management fees charged from 3% to 5%. Management anticipated this loss of revenues as one of the two hotels owned by affiliates of Mr. Wirth was sold to a third party so the management fees relating to the hotel property that was sold did not continue throughout the fiscal year ending January 31, 2018. Management is working on looking for other third-party management contracts. During fiscal year 2018, we expect management and trademark fee revenues to be relatively flat and comparable to fiscal year 2019 management and trademark fee revenues. We realized an approximate 48% increase in other revenues from the hotel properties during fiscal year 2018 to approximately $111,000 as compared to approximately $75,000 during fiscal year 2017.

IBC Technology Division

For the fiscal year ended January 31, 2018, we had total revenue of approximately $1,112,000 compared to approximately $670,000 for the fiscal year ended January 31, 2017, an increase of approximately $739,000 or 204%. Our IBC Technologies Division provides marketing and reservation services to our hotel properties. We have continued to make significant sales, marketing and technology investment in this segment. Included in the total revenue of approximately $1,112,000 for the fiscal year ended January 31, 2018, we included approximately $234,000 of reservation acquisition costs relating to our prepaid reservations between August 2017 – January 2018. Starting February 1, 2018, we will account for IBC revenues on a “net” basis and not include the reservations acquisition costs in revenues. We anticipate strong growth in this segment over the next several fiscal years but can provide no assurance regarding such growth.

EXPENSES – CONTINUING OPERATIONS:

Hotel Operations & Corporate Overhead Segment

Total expenses net of interest expense and income tax provision was approximately $14,880,000 for the twelve months ended January 31, 2018 reflects an increase of approximately $3,065,000 compared to total expenses net of interest expense and income tax provision of approximately $11,815,000 for the twelve months ended January 31, 2017.  The increase was primarily due to an increase in operating expenses due to increased occupancy at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $2,733,000 for the fiscal year ended January 31, 2018 compared to approximately $2,422,000 in the prior year period for an increase of approximately $311,000, or 12.8%, increase in costs. Room expenses increased as occupancy at the hotels increased and management elected to deep clean the hotel property rooms and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the fiscal year ended January 31, 2018, food and beverage expenses were flat at approximately $91,000 as compared to approximately $91,000 for the fiscal year ended January 31, 2017. While food and beverage income doubled as we expanded our available products, management sourced its food from cheaper vendors and in some cases, reevaluated the hotel property’s limited food offerings to provide a better, more efficient menu.

Telecommunications expense, consisting of telephone and Internet costs, increased 55% for the fiscal year ended January 31, 2018 which were approximately $37,000 as compared to the prior fiscal year ended January 31, 2017 which were approximately $24,000. Best Western International required additional Internet bandwidth which increased our expenses and Management anticipates this will be consistent for the fiscal year ending January 31, 2019.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $3,001,000 for the twelve months ended January 31, 2018 increased approximately $133,000 from approximately $2,868,000 for the twelve months ended January 31, 2017 primarily due to increased bad debt expenses, credit card expenses and professional fees at our hotel properties.

Sales and marketing expense increased approximately $108,000, or 16.9%, to approximately $747,000 for the twelve months ended January 31, 2018 from approximately $639,000 for the twelve months ended January 31, 2017. Management added some additional sales and marketing resources at our properties to increase the marketing exposure in the local community which resulted in additional hotel room revenues.

Repairs and maintenance expense slightly increased by approximately $6,000 from approximately $690,000 reported for the twelve months ended January 31, 2017 compared with approximately $696,000 for the twelve months ended January 31, 2018. We completed significant property improvements at our Yuma, Arizona and Tucson, Arizona properties during the fiscal year ended January 31, 2018. We anticipate that these expenses will decrease during the fiscal year ending January 31, 2019 as Management completes repair and maintenance initiatives to ensure guests’ satisfaction which complies with the increasing Best Western standards.

Hospitality expense increased by approximately $55,000, or 9.4%, from $583,000 for the twelve months ended January 31, 2017 to approximately $639,000 for the twelve months ended January 31, 2018. The increase was primarily due to the additional occupancy at the hotel properties and the additional product mix provided during the Hotels’ complimentary breakfast and happy hour required by Best Western.

Utility expenses increased approximately $4,000 to approximately $565,000 reported for the twelve months ended January 31, 2018 compared with approximately $561,000 for the twelve months ended January 31, 2017. Increased utility costs occurred as a result of increased occupancy levels at our hotel properties offset by our continued focus to decrease air-conditioning costs on vacant suites by having our housekeepers raise the temperature in vacant suites.

Hotel property depreciation expense decreased significantly as we sold our Ontario, California property during the fiscal year ended January 31, 2018. Hotel property depreciation expenses decreased by approximately $130,000 from approximately $1,187,000 reported for the twelve months ended January 31, 2018 compared with approximately $1,317,000 for the twelve months ended January 31, 2017. In the fiscal year ending January 31, 2018, the Trust recaptured the depreciation not recognized while the hotel properties were in the Discontinued Operations – Assets Held for Sale reporting classification.

Real estate and personal property taxes, insurance ground rent expense decreased slightly by approximately $21,000, or 4.1%, to approximately $488,000 for the twelve months ended January 31, 2018 compared to approximately $509,000 for the twelve months ended January 31, 2017.

Interest expenses increased as we refinanced one of our hotel property mortgages and added debt to purchase IHT stock and Partnership units from related and third parties. Interest expense increased by $167,000 to approximately $657,000 during the fiscal year ended January 31, 2018 compared with approximately $490,000 during the fiscal year ended January 31, 2017.

Income tax expenses was approximately $341,000 for the twelve months ended January 31, 2018, an increase of approximately $569,000 from the prior fiscal year income tax benefit of approximately $228,000. Increases in the income tax expense was due to the overall increased consolidated net income from continued and discontinued operations net of sales of ownership interests in our properties primarily based on the taxable profits derived from the sale of our Ontario, California property. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

IBC Development Segment

General and administrative expenses include overhead charges for management, accounting, reservations support staff and hotel onboarding. General and administrative expenses of approximately $1,348,000 for the twelve months ended January 31, 2018 increased approximately $265,000 from approximately $1,083,000 for the twelve months ended January 31, 2017 primarily due to increased bad debt expenses, credit card expenses, support staff and hotel onboarding costs significantly increased.

Sales and marketing expense includes consultants, internet advertising, tradeshows and sales commissions expenses which increased by approximately $410,000, from approximately $639,000 for the twelve months ended January 31, 2017 to approximately $1,049,000 for the twelve months ended January 31, 2018. As reservations income increases, sales and marketing expenses increase in order to acquire additional guests to book on our website. In addition, Management added significant amount of sales and marketing resources.

Reservation acquisition costs included amounts owed to hotels for prepaid reservations from August 2017 – January 2018 and were approximately $234,000. Since we changed our accounting policy starting August 1, 2017 to record prepaid reservations on a gross basis, no reservation acquisition costs are included in the fiscal year ending January 31, 2017 and for the first six months of the fiscal year ending January 31, 2018. Starting February 1, 2018, we plan on recording prepaid reservations on a net basis.

Depreciation expenses increased by $25,000 to approximately $104,000 for the fiscal year ended January 31, 2018 as compared with approximately $79,000 for the fiscal year ended January 31, 2017. As the IBC Technologies division develops and adds additional fixed assets, depreciation expenses increased.

Over the past several fiscal years, the Trust has made significant investment in IBC Hotels, including its investment in the purchase of International Vacation Hotels for $1 million in January 2016. In the fiscal year ending January 31, 2017, the Trust incurred approximately $1 million net operating loss from IBC Hotels. In the fiscal year ending January 31, 2018, IBC Hotels lost approximately $1.6 million excluding the write-off of the intangible assets. After assessing the totality of events and circumstances including the historical losses and projected losses, the Trust determined that it is more likely than not that the fair value of IBC Hotels is less than its carrying value. Accordingly, Management has decided to write down the entire amount of $500,000 of goodwill as of January 31, 2018.

Amortization expenses primarily consists of amortization of intangibles related to our purchase of International Vacation Hotels in January 2016. Amortization expense significantly increased as management determined that assets were impaired as of January 31, 2018 as the Trust determined that it is more likely than not that the fair value of the intangibles was significantly less than its carrying value. For the fiscal year ended January 31, 2018, we had approximately $433,000 of amortization expense compared with $67,000 of amortization expense for the fiscal year ended January 31, 2017.

REVENUE – DISCONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

On June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. Total gain on sale was approximately $11.4 million. For the fiscal year ended January 31, 2018, our Ontario, California hotel had approximately $1,471,000 of revenue consisting of approximately $1.4 million of room and other revenues and approximately $65,000 of food and beverage revenues. For the fiscal year ended January 31, 2017, our Ontario, California hotel had approximately $3.85 million in room and other revenues and approximately $164,000 of food and beverage revenues. We anticipated exceeding our room and food and beverage revenues for the fiscal year ended January 31, 2018 as compared to the fiscal year ended January 31, 2017 if we owned the hotel property for the entire fiscal year.

EXPENSES – DISCONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

For the twelve months ended January 31, 2018, we had approximately $2,160,000 of total expenses compared to approximately $4,058,000 of total expenses for the fiscal year ended January 31, 2017. For the fiscal year ended January 31, 2018, our Ontario, California hotel was owned and operated by the Trust for approximately 4 months and incurred normal routine operating expenses including approximately $942,000 rooms expenses, approximately $66,000 food and beverage expenses, approximately $360,000 general and administrative expenses, approximately $123,000 of sales and marketing expenses, approximately $100,000 of repairs and maintenance expenses, approximately $122,000 of hospitality expenses, approximately $75,000 utilities, approximately $178,000 of depreciation, approximately $56,000 of taxes and insurance and approximately $129,000 interest. The fiscal year ended January 31, 2017, we had approximately $4,058,000 of total expenses for the Ontario, California hotel which included approximately $1,258,000 rooms expenses, approximately $195,000 food and beverage expenses, approximately $458,000 of general and administrative expenses, approximately $298,000 of sales and marketing expenses, approximately $290,000 of repairs and maintenance expense, approximately $217,000 of hospitality expenses, approximately $246,000 of utility expenses, approximately $130,000 of property insurance and taxes expenses and approximately $699,000 of depreciation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead and IBC Development Segments

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels and the sale of hotel properties. The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns in Tucson, Arizona and the proceeds from the sale of the Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be steady during this coming year; capital improvements are expected to decrease from the prior year.

With approximately $5,775,000 of cash and short term investments as of January 31, 2018 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate some additional new-build hotel supply during fiscal year 2019. In fiscal year 2019, we anticipate additional pressure on revenues and operating margins. We expect the major challenge for fiscal year 2019 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash used in operating activities totaled approximately $1,551,000 during fiscal year 2018 as compared to approximately $871,000 during the prior fiscal year. Consolidated net income was approximately $6,808,000 for the year ended January 31, 2018 as compared to consolidated net loss for the fiscal year ended January 31, 2017 of approximately $2,627,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss and net income for the years ended January 31, 2018 and 2017, respectively, consist primarily of gain on disposal of assets, hotel property depreciation, gain on disposal of assets, and changes in assets and liabilities. Hotel property depreciation was approximately $1,469,000 during fiscal year 2018 compared to approximately $2,094,000 during fiscal year 2017, a decrease of $625,000 as the Trust recognized less depreciation as one of the hotel properties was sold during the fiscal year 2018. Amortization of intangibles was approximately $933,000 during fiscal year 2018 compared to approximately $67,000 during fiscal year 2017, an increase of $866,000 as an impairment of goodwill and intangibles in its technology division existed.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $547,000 and approximately ($553,000) for the fiscal years ended January 31, 2018 and 2017, respectively. This significant increase in changes in assets and liabilities for the fiscal year ended January 31, 2018 compared to the fiscal year ended January 31, 2017 was due to increased accounts receivables generated by IBC Hotels offset by our paydown of our accounts payable and accrued expenses.

Net cash provided by investing activities totaled approximately $4,475,000 for the year ended January 31, 2018 compared to net cash used in investing activities of approximately $903,000 for the year ended January 31, 2017. The increase in net cash provided by investing activities during fiscal year 2018 was due to the cash received from the sale of our Ontario, California hotel property offset by the lendings on advances to affiliates – related party of approximately $1,956,000 during the fiscal year 2018 as compared to approximately $880,000 for the fiscal year 2017. In addition, a significant decrease in net cash provided by investing activities occurred in fiscal year 2018 as we purchased $1.0 million of marketable securities in fiscal year 2018 and increased by $525,000 our improvements and additions to hotel properties of approximately $2,779,000 during fiscal year 2018 compared to approximately $2,254,000 during fiscal year 2017.

Net cash provided by financing activities totaled approximately $1,284,000 and $385,000 for the years ended January 31, 2018 and 2017, respectively. The significant increase of approximately $991,000 was primarily due to an increase in borrowings on mortgage notes payable, borrowings on line of credit – related party, borrowings on notes payable – related party, borrowing on other notes payable, proceeds from sale of non-controlling ownership interest in subsidiaries, and sale of shares of beneficial interest offset by increases in payments on notes payable to banks, payments on line of credit – related party, payments on notes payable – related party, payments on other notes payable, payment of dividends, distributions to non-controlling interest holders and repurchase of treasury stock.

Principal payments on mortgage notes payables was approximately $682,000 and approximately $492,000 during the fiscal years ended January 31, 2018 and 2017, respectively. Payments on notes payable to banks was approximately $2,429,000 and approximately $1,471,000 during the fiscal years ended January 31, 2018 and 2017, respectively as we paid off our mortgage on our Ontario, California property as that asset was sold. Borrowings on Mortgage Notes Payable was $5,000,000 and $0 during the fiscal years ended January 31, 2018 and 2017, respectively. We refinanced our mortgage on our Tucson, Arizona property.

For the fiscal year ended January 31, 2018, payments on line of credit – related party netted against borrowings on line of credit – related party was approximately $143,000 of net cash used by financing activities as compared to approximately $169,000 of net cash provided by in financing activities for the fiscal year ended January 31, 2017.

Payments on notes payables – related party netted against borrowings on note payable – related party was approximately $23,000 and approximately $18,000 of net cash provided by financing activities during the fiscal years ended January 31, 2018 and 2017, respectively. During the fiscal year ended January 31, 2018, we continued to pay off American Express merchant processing loans.

Payments on other notes payables netted against borrowings on other note payable was approximately $591,000 and $518,000 of net cash provided by financing activities during the fiscal years ended January 31, 2018 and 2017, respectively. During the fiscal year ended January 31, 2018, we increased our debt to finance our operations.

Proceeds from sales of non-controlling ownership interests in subsidiaries increased significantly by approximately $3,454,000 as sales of non-controlling ownership interest was approximately $3,548,000 for the fiscal year ended January 31, 2018 and approximately $55,000 for the year ended January 31, 2017. During the fiscal year ended January 31, 2017, we primarily sold additional non-controlling interests in our Yuma, Arizona and Albuquerque, New Mexico property subsidiaries. In addition, we had sale of IHT stock of $400,000 in the fiscal year ending January 31, 2018 and no sales of our IHT stock for the fiscal year ended January 31, 2017.

During the fiscal year ended January 31, 2018, our distributions to non-controlling interest holders was approximately $5,758,000 compared with approximately $697,000 for the fiscal year ended January 31, 2017. The Trust provided additional distributions to the Ontario, California non-controlling interest holders after the sale of the Ontario, California hotel property was sold.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of January 31, 2018 and 2017, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the fiscal year ended January 31, 2018 and 2017, the Hotels spent approximately $2,779,000 and $2,255,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2018 capital expenditures, we plan on spending less on capital improvements as we have sold our oldest and largest hotel which required significant amounts of capital improvements and our Ontario, California property completed a renovation during the fiscal year ending January 31, 2017. Repairs and maintenance were charged to expense as incurred and approximated $696,000 and $690,000 for fiscal years 2018 and 2017, respectively.

We have minimum debt payments, net of debt discounts, of approximately $1,754,000 and approximately $668,000 due during fiscal years 2019 and 2020, respectively. Minimum debt payments due during fiscal year 2019 include approximately $254,000 of mortgage notes payable, approximately $144,000 notes payable to bank, approximately $1,356,000 of other notes payable secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

SALE OF OWNERSHIP INTERESTS IN ALBQUERQUE, ONTARIO, YUMA AND TUCSON SUBSIDIARIES

See Notes 3, 4 and 5 of the Trust’s Consolidated Financial Statements for a detailed discussion of the sale of ownership interests in the Trust’s subsidiaries.

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

On September 19, 2014, the NYSE AMERICAN notified the Trust that it was not in compliance with Section 1003(a)(i) of the NYSE AMERICAN Company Guide since it reported Shareholders’ equity of less than $2.0 million at July 31, 2014 and had incurred losses in two of its three fiscal years ended January 31, 2014. The NYSE AMERICAN previously accepted the Trust’s equity expansion compliance plan and granted the Trust an extension of time until December 29, 2015 to comply with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE AMERICAN Company Guide.

On January 18, 2016, we received a letter from the NYSE AMERICAN informing us that we are no longer out of compliance with the NYSE AMERICAN continued listed standards. Specifically, we had resolved the continued listing deficiencies with respect to Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE AMERICAN Company Guide. Our shareholders equity as of December 31, 2015 met the NYSE AMERICAN’s minimum requirement of $6 million.

On January 19, 2017, the Trust received a letter from the NYSE AMERICAN informing the Trust that the staff of the NYSE AMERICAN’s Corporate Compliance Department had determined that the Trust is not in compliance with Section 1003(a)(iii) of the NYSE AMERICAN Company Guide due to the Trust having stockholders’ equity of less than $6.0 million and net losses from continuing operations in its five most recent fiscal years ended January 31, 2017.

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

On June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust has recognized a gain of approximately $11.4 million on its consolidated statement of operations for the fiscal year ended January 31, 2018. As of January 31, 2018, the Trust Shareholders’ Equity was approximately $8.2 million which exceeds the minimum requirements of the NYSE American Company Guide. The Trust believes that IHT will regain compliance with the NYSE American Exchange prior to the end of the current fiscal year as the third fiscal quarter financial results reported herein show two consecutive fiscal quarters of shareholders equity exceeding $6.0 million.

On January 11, 2018, the Trust received a letter from the NYSE American LLC informing us that the Trust is back in compliance with all of the NYSE American LLC continued listing standards set forth in Part 10 of the NYSE American LLC Company Guide. Specifically, the Trust has resolved the continued listing deficiencies with respect to Section 1003(a)(iii) of the Company Guide reference in the Exchange’s letters dated January 19, 2017. The Trust’s shareholders equity as of January 31, 2018, October 31, 2017, and July 31, 2017 exceeded $8.2 million which met the minimum requirement of $6 million. The Trust will be subject to ongoing review for compliance with NYSE American LLC requirements as part of the Exchange’s routine monitoring.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

Adjusted EBITDA is defined as earnings before interest expense, amortization of loan costs, interest income, income taxes, depreciation and amortization, and non-controlling interests in the Trust. We present Adjusted EBITDA because we believe these measurements (a) more accurately reflect the ongoing performance of our hotel assets and other investments, (b) provide more useful information to investors as indicators of our ability to meet our future debt payments and working capital requirements, and (c) provide an overall evaluation of our financial condition. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the fiscal years ended January 31, 2018 and 2017 follows:

	Years Ended January 31,
	2018	2017
Net income (loss) attributable to controlling interests	$6,801,348	$(2,191,972)
Add back:
Depreciation from Continuing Operations	1,291,371	1,395,572
Goodwill impairment from Continuing Operations	500,000	-
Intangible Amortization from Continuing Operations	433,000	67,000
Interest expense from Continuing Operations	656,810	489,792
Taxes from Continuing Operations	341,000	(227,568)
Less:
Gain on Disposal of Discontinued Operations	(11,445,879)	-
Interest income from Continuing Operations	(79,999)	(30,269)
Adjusted EBITDA	$(1,502,349)	$(497,445)

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for fiscal year ended January 31, 2018 and 2017 follows:

	Years Ended January 31,
	2018	2017
Net income (loss) attributable to controlling interests	$6,801,348	$(2,191,972)
Add back:
Depreciation from Continuing Operations	1,291,371	1,395,572
Goodwill impairment from Continuing Operations	500,000	-
Intangible Amortization from Continuing Operations	433,000	67,000
Non-controlling interest from Continuing Operations	(6,553)	434,782
Less:
Gain on Disposal of Discontinued Operations	(11,445,879)	-
FFO	$(2,426,713)	$(294,618)

The Trust reported Consolidated Net Income of approximately $6,808,000 for the fiscal year ended January 31, 2018 (“FY 2018”) compared to Consolidated Net Loss of approximately $2,627,000 for the fiscal year ended January 31, 2017 (“FY 2017”), an improvement of approximately $9,435,000. FY 2018 Consolidated Net Income and FY 2017 Consolidated Net Loss included non-cash depreciation, amortization and goodwill impairment of approximately $2,224,000 and approximately $1,463,000, respectively. FY 2018 Consolidated Net Income before non-cash depreciation, amortization and impairment of goodwill and intangible assets was approximately $9,032,000. FY 2017 Consolidated Net Revenues jumped approximately $1,571,000 as FY 2018 Revenues were approximately $10,768,000 compared with FY 2017 Revenues of approximately $9,197,000. FY 2018 Net Income Per Share was $0.71 as compared to FY 2017 Net Loss Per Share of ($0.27) for an increase of $0.98 per Share.

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

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,998,693	$-	$7,000,000
Tucson Oracle	7,630,663	4,927,075	14,100,000
Yuma	4,815,664	4,827,259	15,950,000
	$14,445,020	$9,754,334	$37,050,000

The listed asking price is the amount at which we would sell each of the Hotels and is based on the original listed selling price adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

On August 1, 2015, we finalized and committed to a plan to sell over time our hotel properties. We listed each of the properties with a local real estate hotel broker and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We believe that the plan to sell these assets will not likely be withdrawn. We are hopeful that the sale of these hotel properties will occur within the next couple of years based on feedback received by our local hotel real estate property professional brokers and we have engaged hotel real estate brokers who specialize in the selling/buying hotel real estate properties for the sale of our Yuma, Arizona hotel property. We can provide no assurance that we will be able to sell any or all of the hotel properties on terms favorable to us or within our expected time frame, or at all.

On June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. We used $7.2 million of the proceeds to satisfy its mortgage note payable on the property, approximately $263,000 to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements on our remaining hotels.

Although we believe it is probable, we may be unable to realize the listed sales price for the individual Hotel properties or to sell them at all. However, we believe that the listed values are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the listed asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality technology service company by expanding our trademark license, management, reservation, and advertising services, through InnDependent Boutique Collection (“IBC Hotels”), a wholly owned subsidiary of the Trust. As of January 31, 2018, IBC Hotels provided services to approximately 2,000 hotels.

We are planning expansion of IBC Hotels during the next couple of fiscal years as we continue to expand and develop our production and sales and marketing efforts. Specifically, IBC Hotels’ product development roadmap includes integration of more hotel software systems to simply use and simplify adoption of our product by the hotels, improve retention with better onboarding techniques, grow digital marketing services capabilities and revenues and continue to develop our product to meet the needs of our hotel partners. We anticipate significant expansion of our sales and marketing efforts by hiring additional personnel, seek out partnerships and acquisitions to grow our hotel user base and further monetize our loyalty program and consumer site. In addition, we paid to explore financial and strategic options for this division and hired an investment banker to assist. We anticipate the IBC Hotels sales and marketing efforts to increase our revenues and decrease our consolidated net loss over the coming fiscal years. For each reservation, IBC Hotels receives a 10% or more transactional fee plus reimbursement of our credit card processing fees associated with the reservation. We cannot provide any assurance that our plans will be successful or in line with our expectations.

This plan is similar to strategies followed by internationally diversified hotel industry leaders, which over the last several years have reduced real estate holdings and concentrated on hospitality services. We began our long-term corporate strategy when we relinquished our REIT income tax status in January 2004, which had previously prevented us from providing management and other hospitality services to hotels. In June 2004, we acquired our trademark license and management agreements and began providing management, trademark and reservations services to our Hotels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in fiscal years 2018 or 2017. As of January 31, 2018, our management does not believe that the carrying values of any of our hotel properties are impaired.

Over the past several fiscal years, the Trust has made significant investment in IBC Hotels, including its investment in the purchase of International Vacation Hotels for $1 million in January 2016. In the fiscal year ended January 31, 2017, the Trust incurred approximately $1 million net operating loss from IBC Hotels. In the fiscal year ended January 31, 2018, IBC Hotels lost approximately $1.6 million excluding the write-off of the intangible assets. After assessing the totality of events and circumstances such as those described above, including the historical losses and projected losses, the Trust determined that it is more likely than not that the fair value of IBC Hotels is less than its carrying value. Accordingly, Management has decided to write down the entire amount of goodwill and intangible assets as of January 31, 2018, as such amounts are not considered recoverable.

Sale of Hotel Assets

On August 1, 2015, the Trust finalized and committed to a plan to sell Hotel properties. As of May 1, 2017, the Trust has listed Hotel properties with a local real estate hotel broker, and management believes that each of the assets is at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2017 filed with the SEC on September 14, 2017, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2017, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold and the Trust no longer deems a sale to be probable. The Trust continues to list these properties with local real estate hotel brokers and, we believe, that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our basis of presentation since October 31, 2017.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09. “Revenue from Contracts with Customers (Topic 606).” The core principle of Topic 606 is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. Subsequent to the issuance of ASU 2014-09, FASB has issued a number of additional ASUs on Topic 606. The Trust has continued to analyze the impact of the new standards on its financial results based on an inventory of the Trust’s current contacts with customers.

The Trust has obtained an understanding of the new standard and starting February 1, 2018, the Trust will change its accounting policy to record prepaid reservations on a net basis. Starting August 1, 2017, we changed our accounting policy to record prepaid reservations on a “gross basis” which included recording an additional amount of reservation revenues equal to an additional amount of reservation acquisition expenses representing the entire amount of the guest prepaid reservation, excluding taxes and including IBC Hotels’ commission. Reservation acquisition costs included amounts owed to hotels for prepaid reservations from August 2017 – January 2018 were approximately $234,000. Previous to August 1, 2017, all prepaid reservations were recorded on a “net basis” and only the prepaid reservation commissions were included in revenues.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;
●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;
●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act

In addition, examples of such uncertainties we specifically face in our IBC Hospitality Technologies division include, but are not limited to:

●	transaction volumes in the global travel industry;

●	pricing pressure from travel suppliers and competition in the travel distribution market;

●	the amount of resources needed to implement our software solutions;

●	the use of alternative distribution models by travel suppliers;

●	failures, capacity constraints, business interruptions and other forces impacting the integrity of our systems and infrastructure;

●	international privacy regulations, compliance with these regulations could impose significant compliance burdens;

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online.

In addition, the European Court of Justice’s invalidation of the U.S.-EU Safe Harbor Framework could make it more difficult for us to transfer data outside of the European Union for processing and the European Union’s reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies, including Expedia, with users in Europe and increased costs of compliance. For example, the European Union adopted a new regulation that becomes effective in May 2018, called the General Data Protection Regulation, which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet these requirements could result in significant penalties. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be interpreted.

●	system interruption, security breaches and the lack of redundancy in our information systems may harm our businesses;

We rely on information technology systems, including the internet and third-party hosted services, to support a variety of business processes and activities and to transmit and store data, including booking transactions, intellectual property, our proprietary business information and that of our suppliers and business partners, personally identifiable information of our guests and employees, and invoicing information and the collection of payments, accounting and procurement. In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements. The risk of a cybersecurity-related attack, intrusion, or disruption, including through spyware, viruses, phishing, denial of service and similar attacks by criminal organizations, hacktivists, foreign governments, and terrorists, is persistent. We have experienced and may in the future experience system interruptions that make some or all of these systems unavailable or prevent us from efficiently fulfilling orders or providing services to third parties. These interruptions could include security intrusions and attacks on our systems for fraud or service interruption. Significant interruptions, outages or delays in our internal systems, or systems of third parties that we rely upon - including multiple co-location providers for data centers, cloud computing providers for application hosting, and network access providers - and network access, or deterioration in the performance of such systems, would impair our ability to process transactions, decrease our quality of service that we can offer to our guests, damage our reputation and brands, increase our costs and/or cause losses.

Potential security breaches to our systems or the systems of our service providers, whether resulting from internal or external sources, could significantly harm our business. We devote resources to network security, monitoring and testing, employee training, and other security measures, but there can be no guarantee that these measures will prevent all possible security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could misappropriate guest or employee information, intellectual property, proprietary information or other business and financial data or cause significant interruptions in our operations. We may need to expend additional significant resources to protect against security breaches or to address problems caused by breaches, and a security breach resulting in the reduction of website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, are often not recognized until launched against a target, and may originate from less regulated or remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions or pursuant to our contractual arrangements with payment card processors for associated expenses and penalties. Security breaches could also cause travelers and potential users and our business partners to lose confidence in our security, which would have a negative effect on the value of our brands. Our failure to quickly respond to or adequately protect against attacks or intrusions, whether for our own systems or systems of vendors, could expose us to security breaches that could have an adverse impact on financial performance.

In addition, no assurance can be given that our backup systems or contingency plans will sustain critical aspects of our operations or business processes in all circumstances, many other systems are not fully redundant and our disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, natural events, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. We rely on the measures in place at our vendors to protect certain portions of our data and electronic assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. In addition, any remediation efforts may be costly for which we may not have adequate insurance to cover such losses or costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

We process, store and use customer and employee personal, financial and other data, which subjects us to risks stemming from possible failure to comply with governmental regulation and other legal obligations, as well as litigation and reputational risks associated with the failure to protect such data from unauthorized use, theft or destruction. We process, store and use customer and employee personal, financial and other data obtained from users of our websites and from our administrative functions. There are numerous laws regarding the storing, sharing, use, processing, disclosure and protection of customer and employee personal, financial and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. It is possible, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or the practices of the companies.

Any failure or perceived failure by us, or our service providers, to comply with the privacy policies, privacy-related obligations to users or other third parties, or privacy related legal obligations, or any compromise of security that results in the unauthorized use, theft or destruction of such data, may result in a material loss of revenues from the potential adverse impact to our reputation and brand, our ability to retain customers or attract new customers and the potential disruption to our business and plans. In addition, such an event could result in violations of applicable U.S. and international laws, governmental enforcement actions and consumer or securities litigation. Such events could also subject us to bank fines, penalties or increased transaction costs, damage our reputation and brands, impair our relationships with current and potential business partners and key service providers, all of which could have an adverse effect on our business.

●	payments-related and fraud risks;

We have agreements with companies that process customer credit and debit card transactions, the volume of which continues to grow, for the facilitation of customer bookings of travel services from our travel suppliers. These processing companies may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in our financial condition. An imposition of a holdback or suspension of processing services by one or more of our processing companies could materially reduce our liquidity. Moreover, there can be no assurances that the interchange rates or the fees we pay for the processing of customer credit and debit card transactions will not increase which could reduce our revenue thereby adversely affecting our business and financial performance.

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include payment card association operating rules, the Payment Card Industry Data Security Standards, or the PCI DSS. Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Our results of operations and financial positions have been negatively affected by our acceptance of fraudulent bookings made using credit and debit cards. We are sometimes held liable for accepting fraudulent bookings on our websites or other bookings for which payment is subsequently disputed by our customers both of which lead to the reversal of payments received by us for such bookings (referred to as a “charge back”). Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, may be negatively impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including smartphones, tablet computers and in-home assistants, and our global expansion, including into markets with a history of elevated fraudulent activity. In addition, for existing and future payment options we offer to our technology company customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. If we are unable to effectively combat fraudulent bookings on our websites or if we otherwise experience increased levels of charge backs, our results of operations and financial positions could be materially adversely affected.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Insider or employee cyber and security threats are increasingly a concern for all companies, including ours.

While the Trust selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor could adversely affect the Trust’s ability to deliver products and services to its customers and otherwise conduct its business.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of trustees of InnSuites Hospitality Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Hall & Company Certified Public Accountants & Consultants, Inc.

We have served as the Trust’s auditor since 2015

Irvine, CA

May 16, 2018

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2018	JANUARY 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$4,776,453	$478,835
Short-Term Investments – Available For Sale Securities	1,000,330	-
Accounts Receivable, including $15,113 and $1,783 from related parties and net of Allowance for Doubtful Accounts of $28,564 and $53,720 as of January 31, 2018 and 2017, respectively	344,108	626,174
Advances to Affiliates - Related Party	970,353	-
Notes Receivable - Related Party	810,799	-
Prepaid Expenses and Other Current Assets	164,278	130,831
Current Assets of Discontinued Operations	-	229,127
Total Current Assets	8,066,321	1,464,967
Property, Plant and Equipment, net	15,011,751	13,694,268
Intangible Assets, net	-	433,000
Goodwill	-	500,000
Noncurrent assets of Discontinued Operations	-	6,080,597
TOTAL ASSETS	$23,078,072	$22,172,832

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,211,176	$1,763,498
Lending From Affiliates - Related Party	-	379,167
Current Portion of Notes Payable - Related Party	296,315	145,000
Current Portion of Mortgage Notes Payable, net of Discount of $2,628 and $8,012 as of January 31, 2018 and 2017, respectively	254,460	320,193
Current Portion of Notes Payable to Banks, net of Discount of $3,680 and $39,796 as of January 31, 2018 and 2017, respectively	144,185	646,376
Current Portion of Other Notes Payable	1,059,349	565,657
Current Liabilities of Discontinued Operations	86,976	585,609
Total Current Liabilities	4,052,461	4,405,500
Notes Payable - Related Party	494,258	-
Mortgage Notes Payable, net of discount of $13,868 and $50,894 as of January 31, 2018 2017, respectively	9,499,875	7,755,564
Notes Payable to Banks, net of discount of $4,902 and $2,316 as of January 31, 2018 and 2017, respectively	808,028	1,331,270
Other Notes Payable	104,481	7,411
Noncurrent Liabilities of Discontinued Operations	-	5,047,838
TOTAL LIABILITIES	14,959,103	18,547,583

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,572,215 and 18,292,601 shares issued and 9,775,669 and 9,665,328 shares outstanding at January 31, 2018 and January 31, 2017, respectively	22,333,905	16,794,132
Treasury Stock, 8,796,546 and 8,645,573 shares held at cost at January 31, 2017 and January 31, 2017, respectively	(12,662,996)	(12,362,952)
TOTAL TRUST SHAREHOLDERS’ EQUITY	9,670,909	4,431,180
NON-CONTROLLING INTEREST	(1,551,940)	(805,931)
TOTAL EQUITY	8,118,969	3,625,249
TOTAL LIABILITIES AND EQUITY	$23,078,072	$22,172,832

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2018	2017
REVENUE
Room	$9,281,199	$8,124,592
Food and Beverage	62,969	31,936
Management and Trademark Fees	200,457	296,176
Reservation and Convention	1,111,775	669,533
Other	111,192	74,942
TOTAL REVENUE	10,767,592	9,197,179

OPERATING EXPENSES
Room	2,732,908	2,422,225
Food and Beverage	90,543	91,249
Telecommunications	37,145	24,018
General and Administrative	4,349,086	3,950,659
Sales and Marketing	1,796,338	1,280,073
Reservation Acquisition Costs	234,169	-
Repairs and Maintenance	695,992	690,386
Hospitality	639,293	583,380
Utilities	565,028	561,013
Depreciation	1,291,371	1,395,572
Goodwill Impairment	500,000	-
Intangible Amortization	433,000	67,000
Real Estate and Personal Property Taxes, Insurance and Ground Rent	488,373	509,353
Other	29,153	(22,282)
TOTAL OPERATING EXPENSES	13,882,399	11,552,646
OPERATING LOSS	(3,114,807)	(2,355,467)
Interest Income	11,641	1,359
Interest Income on Advances to Affiliates - Related Party	68,358	28,910
TOTAL OTHER INCOME	79,999	30,269
Interest on Mortgage Notes Payable	496,515	417,543
Interest on Notes Payable to Banks	57,008	60,745
Interest on Other Notes Payable	103,287	11,504
TOTAL INTEREST EXPENSE	656,810	489,792
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND GAIN ON DISPOSAL OF ASSETS	(3,691,618)	(2,814,990)
Income Tax (Provision) Benefit	(341,000)	227,568
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(4,032,618)	$(2,587,422)
Discontinued Operations, Net of Non-Controlling Interest	$(605,360)	$(39,332)
Gain on Disposal of Discontinued Operations	$11,445,879	$-
CONSOLIDATED NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$10,840,519	$(39,332)
CONSOLIDATED NET INCOME (LOSS)	$6,807,901	$(2,626,754)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$5,410,300	$(434,782)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,397,601	$(2,191,972)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.42)	$(0.27)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$1.13	$-
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - BASIC	$0.71	$(0.27)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.31)	$(0.19)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$0.83	-
NET INCOME (LOSS) PER SHARE PER SHARE TOTAL - DILUTED	$0.52	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,612,139	9,682,668
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	13,085,223	13,366,737

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2018 and 2017

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2016	8,791,500	$18,769,849	8,615,346	$(12,285,915)	$6,483,934	$486,795	$6,970,729
Net Loss	-	(2,191,972)	-	-	(2,191,972)	(434,782)	(2,626,754)
Dividends	-	(96,630)	-	-	(96,630)		(96,630)
Shares Issued from Cash Received in Prior Period	861,755	-	-	-	-	-	-
Purchase of Treasury Stock	(30,227)	-	30,227	(77,037)	(77,037)	-	(77,037)
Shares of Beneficial Interest Issued for Services Rendered	42,300	97,265	-	-	97,265	-	97,265
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	55,000	55,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(697,324)	(697,324)
Reallocation of Non-Controlling Interests and Other	-	215,620	-	-	215,620	(215,620)	-
Balance, January 31, 2017	9,665,328	$16,794,132	8,645,573	$(12,362,952)	$4,431,180	$(805,931)	$3,625,249
Net Income	-	1,397,601	-	-	1,397,601	5,410,300	6,807,901
Dividends	-	(197,512)	-	-	(197,512)		(197,512)
Purchase of Treasury Stock	(150,973)	-	150,973	(300,044)	(300,044)	-	(300,044)
Shares of Beneficial Interest Issued for Services Rendered	43,250	86,683	-	-	86,683	-	86,683
Sale of Shares of Beneficial Interest	218,064	400,000	-	-	400,000	-	400,000
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	3,454,226	3,454,226
Distribution to Non-Controlling Interests	-	-	-	-	-	(5,757,534)	(5,757,534)
Reallocation of Non-Controlling Interests and Other	-	3,853,001	-	-	3,853,001	(3,853,001)	-
Balance, January 31, 2018	9,775,669	$22,333,905	8,796,546	$(12,662,996)	$9,670,909	$(1,551,940)	$8,118,969

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$6,807,901	$(2,626,754)
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash Used In Operating Activities:
Stock-Based Compensation	86,683	97,265
Recovery of Uncollectible Receivables	(25,157)	19,750
Depreciation	1,469,195	2,094,401
Goodwill Impairment	500,000	-
Amortization of Intangibles	433,000	67,000
Amortization of Debt Discounts and Deferred Financing Fees	75,937	29,892
Gain on Disposal of Assets	(11,445,879)	-
Changes in Assets and Liabilities:
Accounts Receivable	399,966	(475,702)
Prepaid Expenses and Other Assets	13,376	(50,329)
Accounts Payable and Accrued Expenses	133,919	(26,489)
NET CASH USED IN OPERATING ACTIVITIES	(1,551,059)	(870,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(2,778,817)	(2,254,499)
Purchase of Marketable Securities	(1,000,000)	-
Cash Received From Sale of Hotel Property	9,603,610	-
Lendings on Advances to Affiliates - Related Party	(1,956,061)	(879,650)
Collections on Advances to Affiliates - Related Party	606,541	2,231,001
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,475,273	(903,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(681,868)	(491,806)
Borrowings on Mortgage Notes Payable	5,000,000	-
Payments on Notes Payable to Banks, net of financing costs	(2,428,962)	(1,470,570)
Borrowings on Notes Payable to Banks, net of financing costs	1,370,000	2,494,051
Payments on Line of Credit - Related Party	(775,000)	(61,356)
Borrowings on Line of Credit - Related Party	632,384	230,000
Payments on Notes Payable - Related Party	(2,022,792)	(701,113)
Borrowings on Notes Payable - Related Party	2,000,184	683,230
Payments on Other Notes Payable	(43,195)	(36,622)
Borrowings on Other Notes Payable	633,956	555,000
Payment of Dividends	(197,512)	(96,630)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	3,454,226	55,000
Sale of Shares of Beneficial Interest	400,000	-
Distributions to Non-Controlling Interest Holders	(5,757,534)	(697,324)
Repurchase of Treasury Stock	(300,044)	(77,037)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,283,843	384,823
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,208,057	(1,389,291)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	568,396	1,957,687
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,776,453	$568,396

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2018 AND 2017

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2017, InnSuites Hospitality Trust (the “Trust”, “we”, “us” or “our”) is a publicly traded company with hotels IHT owns, hotels IHT manages, software IHT develops, software IHT sells, and online loyalty reward-based consumer travel services. The Trust and its shareholders owns interests directly in and through a partnership interest, three hotels with an aggregate of 424 suites in Arizona and New Mexico (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites”. The Trust and its shareholders owns interests directly in IBC Hospitality Technologies and IVHTravel.com.

Hotel Operations:

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full-service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. We consider our Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico to be moderate or limited service establishments. IHT’s owned properties are limited service hotels. IHT provides management services on a wide variety of hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.80% and 72.11% interest in the Partnership as of January 31, 2018 and 2017. The Trust’s weighted average ownership for the years ended January 31, 2018 and 2017 was 72.53% and 72.11%. As of January 31, 2018, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 12.79% interest in a Yuma, Arizona hotel property, and a direct 22.83% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believed that each of the assets was being marketed at a price that was reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on December 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On June 2, 2017, the Ontario Hospitality Properties LLLP (the “Ontario entity”) was sold to an unrelated third party for $17,500,000 (see Note 24).

IBC Hospitality Technologies:

InnDependent Boutique Collection (“IBC”, “IBC Hotels”, “IBC Hospitality” or “IBC Hospitality Technologies”), a wholly-owned subsidiary of InnSuites Hospitality Trust, has a network of approximately 2,000 unrelated hospitality properties with proprietary software exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels and alternative lodging (serviced apartments, B&B’s, villas and multi-unit ownership/management of luxury private residences). Additionally, IBC provides software and solutions to a variety of branded hotels looking to increase direct bookings and receive full guest information IBC’s patent-pending loyalty program allows consumers to book highly discounted travel when logged in and shopping for lodging on www.ivhtravel.com. IVHTravel.com and its proprietary booking engine has over 1.1 million lodging choices globally and provides add-on capability for activities, rental car and cancellation protection with airfare on its roadmap in 2019.

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with accounting principles in accordance with GAAP, and include all assets, liabilities, revenues and expenses of the Trust and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain items have been reclassified to conform to the current fiscal year presentation. The Trust exercises unilateral control over the Partnership and the entities listed below. Therefore, the financial statements of the Partnership and the entities listed below are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC (see Note 6)	22.83%	-
Tucson Hospitality Properties, LLLP	-	51.01%
Ontario Hospitality Properties, LLLP (sold in June, 2017)	99.60%	-
Yuma Hospitality Properties, LLLP (see Note 6)	12.79%	-
Tucson Saint Mary’s Hospitality LLC	-	83.66%
RRF Limited Partnership	74.80%	-
InnSuites Hotels Inc.	100.00%	-
IBC Hotels, LLC (including dba International Vacation Hotels)	99.90%	0.10%

(i)	Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On January 31, 2018 and 2017, 250,093 and 276,131 Class A Partnership units were issued and outstanding, representing 1.95% and 2.09% of the total Partnership units, respectively. Additionally, as of both January 31, 2018 and 2017, 2,974,038 and 3,407,938 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on January 31, 2018, the limited partners in the Partnership would receive 3,314,131 and 3,684,069 Shares of Beneficial Interest of the Trust. As of January 31, 2018, and 2017, the Trust owns 9,527,448 general partner units in the Partnership, representing 74.80% and 72.11% of the total Partnership units, respectively.

LIQUIDITY

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona properties. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service our debt.

As of January 31, 2018, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $811,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2018. As of April 18, 2018, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $811,000.

As of January 31, 2018, the Trust had an Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through June 30, 2018. As of January 31, 2018, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $971,000. As of April 18, 2018, the amount receivable from the Advance to Affiliate credit facility was approximately $830,000.

With approximately $5,775,000 of cash and short term investments, as of January 31, 2018, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of the combined $1,000,000 Advance to Affiliate credit facilities, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The two southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at those two southern Arizona hotels. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the Liquidation Basis of Accounting. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU 2014-15 require additional disclosure of information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Trust has adopted this guidance on its consolidated financial statements and we believe no material impact exists at this time.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Operations rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. It will be effective for us beginning in February 2018 and should be applied prospectively, with certain cumulative effect adjustments. Early adoption is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

The FASB issued the following accounting standard updates related to Topic 606, Revenue Contracts with Customers:

● In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09. “Revenue from Contracts with Customers.” This new standard will replace the existing revenue recognition guidance in GAAP. The core principle of the ASU is the recognition of revenue for the transfer of goods and services equal to the amount an entity expects to receive for those goods and services. This ASU requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates and changes in those estimates. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contacts with Customers: Deferral of the Effective Date” that delayed the effective date of ASU 2014-09 by one year to February 1, 2018, as the Trust’s annual reporting period is after December 15, 2017.

The Trust has continued to analyze the impact of the new standard on its financial results based on an inventory of the Trust’s current contacts with customers. The Trust has obtained an understanding of the new standard and believes starting February 1, 2018, the Trust will change its accounting policy to record prepaid reservations on a net basis. Upon adoption of the new standard, the Trust anticipates there will be no effect on retained earnings. Starting August 1, 2017, we changed our accounting policy to record prepaid reservations on a “gross basis” which included recording an additional amount of reservation revenues equal to an additional amount of reservation acquisition expenses representing the entire amount of the guest prepaid reservation, excluding taxes and including IBC Hotels’ commission. Reservation acquisition costs included amounts owed to hotels for prepaid reservations from August 2017 – January 2018 were approximately $234,000. Previous to August 1, 2017, all prepaid reservations were recorded on a “net basis” and only the prepaid reservation commissions were included in revenues. Therefore there was no effect on retained earnings during the fiscal year ending January 31, 2018.

The Trust continues to evaluate the impact of ASU No. 2014-09 on our financial results and prepare for the adoption of the standard on February 1, 2018, including readying its internal processes and control environment for new requirements, particularly around enhanced disclosures, under the new standard. The standard allows for both retrospective and modified retrospective methods of adoption. The Trust is in the process of determining the method of adoption it will elect and the impact on our consolidated financial statements and footnote disclosures and will provide enhanced disclosures as we continue our assessment.

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

● ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016. ASU 2016-08 does change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations. The Trust has continued to analyze the impact of the new standard on its financial results based on an inventory of the Trust’s current contacts with customers. The Trust has obtained an understanding of the new standard and believes starting February 1, 2018, the Trust will change its accounting policy to record prepaid reservations on a net basis.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and recoverability of long-lived assets and the fair values of the long-lived assets.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management has determined that impairment of long-lived assets existed during the Trust’s fiscal years ended January 31, 2018 and 2017 (see Note 9).

Management applies guidance ASC 350-40 Intangibles – Computer Software Developed or Obtained for Internal Use, to determine whether it should capitalize internal use software developed for our IBC Technologies division. Under ASC 350-40, Management determined that some of the internal-use software can possible be capitalized during the application development stage of development. The application development stage of development includes software configuration, software interfaces and coding. Management has capitalized internally developed software that meets the application development stage of development. Internally developed software is capitalized over the estimated useful life, which ranges from 3-5 years.

INTANGIBLE ASSETS

Intangible assets with finite lives were amortized on a straight-line basis over the estimated useful lives, which ranged from 7 to 10 years. The useful life of the intangible asset was evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining useful life (see Note 9).

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

The Trust allocates the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share (see Note 9).

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

GOODWILL

The Trust tests goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Trust determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Trust must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgements in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of International Vacation Hotels that occurred on January 8, 2016 (see Note 9) and an impairment existed as of January 31, 2018.

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. The Trust believes it places its cash and cash equivalents only with high credit quality financial institutions, although these balances may periodically exceed federally insured limits.

REVENUE RECOGNITION

Hotel and Operations

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

Revenues primarily consist of room rentals, food and beverage sales, management and trademark fees and other miscellaneous revenues from our properties. Revenues are recorded when rooms are occupied and when food and beverage sales are delivered. Management and trademark fees from non-affiliated hotels include a monthly accounting fee and a percentage of hotel room revenues for managing the daily operations of the Hotels and the one hotel owned by affiliates of Mr. Wirth.

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

We also evaluate the presentation of revenue on a gross versus a net basis. The consensus of the authoritative accounting literature is that the presentation of revenue as “the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee” is a matter of judgment that depends on the relevant facts and circumstances. In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general supply risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. The guidance clearly indicates that the evaluation of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis. For our revenue models, discussed below, we have determined gross presentation is appropriate for certain of revenue transactions and net for others. Based on our initial evaluation of the new revenue recognition standards effective for filing periods after February 1, 2018, the Trust believes that all of our IBC revenues will be presented on a net basis.

IVH - Business to Consumer

IVH (Business to Consumer) and IBC (Business to Business) are two very different businesses that have two very different customer bases and provide very different services. IVH’s (Business to Consumer) customer is the guest who is staying at the hotel property. Their customer isn’t the hotel that the guest is staying at. The consumer gets to select which hotel and which room type. In some cases IVH prepays for discounted inventory from suppliers and resells it to guests so IVH is holding the supply. IVH plans on potentially doing more of this type of business based on the economics. We provide significant value to the guest by providing a 24/7/365 reservation hotline, travel insurance and support up until the guest reaches the hotel property. We are paid in a variety of ways, sometimes the full value of the reservation is paid to us, of which we remit the hotels portion, sometime just our reservation fee which is equal to a non-refundable deposit made by the guest and sometime by billing the hotel for our reservation fee. Regardless of payment method and mostly depending upon the contractual obligations between IVH and the hotel, IVH typically is forced to pay for no-show reservations.

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

IBC is the primary obligor in the arrangement to provide these services. The hotels look to IBC to fulfill the contractual obligations of the arrangement. IBC is required to pay all upfront costs, regardless of usage and therefore has general inventory risk. IBC sets the price of its contracts and has the latitude to sell our services at various prices to our hotels. IBC changes the product before our network of hotels receive it as we have an entire onboarding team dedicated to ensure the content is uploaded properly, we have a call center and we provide the technology updates as necessary. IBC has sole discretion in selecting our suppliers and the product and service has been designed by IBC. In addition, IBC owns the software that the hotels license the rights to we invoice all of our hotels on monthly basis and records the gross amount of our services as revenues.

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

Based on our policy, we recognize revenue when we believe that persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the seller’s price to the buyer is fixed or determinable, and the collectability of our revenues are reasonably assured.

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the fiscal years ending January 31, 2018 and 2017.

Fiscal Year	Balance at the Beginning of Year	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Year
2018	$53,720	$(19,750)	$11,356	$(73,890)	$(28,564)
2017	$33,970	$-	$127,114	$(107,364)	$53,720

STOCK-BASED COMPENSATION

We have an employee equity incentive plan, which is described more fully in Note 22 - “Share-Based Payments.” For fiscal year 2018 and 2017, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares of Beneficial Interest. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2018, the Trust granted restricted stock awards of 24,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2018 resulting in stock-based compensation of $51,840. During fiscal year 2017, the Trust granted restricted stock awards of 24,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2017 resulting in stock-based compensation of $55,920.

The following table summarizes restricted share activity during fiscal years 2018 and 2017.

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance at January 31, 2016	-	-
Granted	24,000	$2.16
Vested	(24,000)	$2.16
Forfeited	-	-
Balance of unvested awards at January 31, 2017	-	-

Granted	24,000	$2.16
Vested	(24,000)	$2.16
Forfeited	-	-
Balance of unvested awards at January 31, 2018	-	-

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares. Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against Shares of Beneficial Interest.

INCOME TAXES

The Trust is subject to federal and state corporate income taxes, and accounts for deferred taxes utilizing an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment (see Note 17).

DIVIDENDS AND DISTRIBUTIONS

In fiscal year 2017, the Trust paid a dividend of $0.01 per share in the fourth quarter for $96,630. In fiscal year 2018, the Trust paid a dividend of $0.01 per share at end of the second fiscal quarter and at the end of the fourth fiscal quarter for a total dividend of $0.02 for the fiscal year for $197,512. The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,314,131Shares of the Beneficial Interest, as discussed in Note 1.

For the fiscal years ended January 31, 2018 and 2017, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,473,085 in addition to the basic shares outstanding for fiscal years 2018 and 2017, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during fiscal 2017 and are included in the calculation of diluted earnings per share for that year below.

For the Year Ended
January 31, 2018
Net Income attributable to controlling interest	$1,397,601
Plus: Net Income attributable to non-controlling interests	5,410,300
Net Income	$6,807,901

Weighted average common shares outstanding	9,612,139
Plus: Weighted average incremental shares resulting from unit conversion	3,473,085
Weighted average common shares outstanding after unit conversion	13,085,223

Diluted Income Per Share	$0.52

SEGMENT REPORTING

The Trust determined that its operations are comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in three hotel properties with an aggregate of 424 suites in Arizona and New Mexico, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Historical financial information presented in this Form 10-K reflects this change. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Hospitality segment in that segment. Included in these costs are salaries, employee taxes and benefits, sales, marketing and technology development costs.

IBC Hotels, LLC was formed during the fiscal year ended January 31, 2014. IBC Hotels, LLC charges a 10% - 20% booking fee which, we believe, increases the independent hotel net profits through lower guest acquisition costs and full guest information for lower lifetime average acquisition cost. Competitors of IBC Hotels can charge anywhere from a 15% to 50% booking fee. InnDependent InnCentives, IBC’s loyalty program, allows hoteliers to benefit from guests who frequently stay at IBC independent hotels. We are actively looking for investors to purchase all or part of IBC Hotels and we are looking to continue to expand IBC Hotels in the future as we concentrate our sales and marketing efforts towards consumers, but can provide no assurance that we will be successful.

The Chief Operating Decision Maker (“CODM”), the Trust’s CEO, Mr. Wirth, does not see value in allocating costs for items not directly attributable to the IBC Hospitality segment for several reasons. The first is that the Trust’s base business is the Hotel Operations & Corporate Overhead segment, and the majority of the expenses of the Trust would continue even if the Trust was not in the reservation business. If the Trust were to allocate general expenses to the reservation business based on some allocation method (e.g., on sales), it would not improve the value of segment reporting, but it would only serve to make the results of the Hotel Operations & Corporate Overhead segment look better and give investors an unfounded sense of the profitability of the Hotel Operations & Corporate Overhead segment without the IBC Hospitality segment. The CODM wants to understand the true investment in the reservation business and that result is delivered by allocating only costs directly associated with the IBC Hospitality segment. By retaining the remainder of costs not associated with the IBC Hospitality segment in the Hotel Operations & Corporate Overhead segment, the Trust is able to compare the Hotel Operations & Corporate Overhead segment to historical figures where the bulk of the business was only that segment of operations to gauge relative efficiency of the Hotel Operations & Corporate Overhead segment as compared to historical norms.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $368,000 and $567,000 for the years ended January 31, 2018 and 2017, respectively.

CONCENTRATION OF CREDIT RISK

Credit risk is the risk of an unexpected loss if a third party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Trust to a concentration of credit risk consist primarily of cash and cash equivalents. Management’s assessment of the Trust’s credit risk for cash and cash equivalents is low as cash and cash equivalents are held in financial institutions believed to be credit worthy. The Trust limits its exposure to credit loss by placing its cash with major financial institutions and invests only in short-term obligations.

While the Trust is exposed to credit losses due to the non-performance of its counterparties, the Trust considers the risk of this remote. The Trust estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the years ended January 31, 2018 and 2017.

Due to their short maturities, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value. The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities and are based on level 3 inputs.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling partnership units in the Albuquerque entity for $10,000 per unit. Rare Earth and the Trust have restructured the Albuquerque Entity Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding will change from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. Rare Earth, as a General Partner of the Albuquerque entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. As part of this offering, Rare Earth was paid $200,000 for a restructuring fee which was recorded in Equity.

During the fiscal year ended January 31, 2018, there were 193 Class A units of the Albuquerque entity sold, of which 142 came from the Trust at $10,000 per unit. As of January 31, 2018, the Trust held a 22.83% ownership interest, or 137 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 77.00% interest, or 462 Class A units. During the fiscal year ended January 31, 2018, the Albuquerque entity has made discretionary Priority Return payments to unrelated unit holders of approximately $209,000, and to the Trust of approximately $177,000. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period has expired.

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

On October 1, 2013, the Partnership entered into an updated restructured limited partnership agreement with Rare Earth to allow for the sale of additional interest units in the Tucson entity for $10,000 per unit. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 160 (and potentially up to 200 if the overallotment is exercised) units. Under the terms of the updated restructuring agreement, the Partnership agreed to hold at least 50.1% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and intends to maintain this minimum ownership percentage through the purchase of units under this offering. The Board of Trustees approved this restructuring on September 14, 2013. The limited partnership interests in the Tucson entity are allocated to three classes with differing cumulative discretionary priority distribution rights through June 30, 2017. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Partnership and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions from the Tucson entity. Priority distributions of $700 per unit per year are cumulative until June 30, 2016; however, after June 30, 2016 Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders.

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

During the fiscal year ended January 31, 2018, there were no units of the Tucson entity sold. As of January 31, 2018, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or approximately 3 Class C units, and other parties held a 48.61% interest, or approximately 385 Class A units. For the fiscal year ended January 31, 2018, the Tucson entity made discretionary Priority Return payments to unrelated unit holders of approximately $272,000 and to the Partnership of approximately $283,000. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period has expired.

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

If certain triggering events related to the Yuma entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth will receive a restructuring fee of $350,000, conditioned upon and arising from the sale of the first 150 units in the Yuma entity following the October 24, 2014 restructuring. The Trust has paid out $350,000 of the restructuring fee at January 31, 2016. The Yuma entity is required to use its best efforts to pay the priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Yuma, Arizona property.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling partnership units in the Yuma entity for $10,000 per unit. Rare Earth and the Trust are restructuring the Yuma Partnership Interest from General Partner majority-owned to accredited investor majority-owned. Total interests outstanding will remain unchanged at 800 with Class A, Class B and Class C Limited Liability Limited Partnership Interests (referred to collectively as “Interests”) restructured with the Yuma entity purchasing 300 existing IHT Class B Interests and reissuing 300 Class A units to accredited investors as Class A Interests causing the Yuma entity to offer and sell up to approximately 300 Class A (2017 series) Interests. Rare Earth, as a General Partner of the Yuma entity, will coordinate the offering and sale of Class A Interests to qualified third parties. Rare Earth and other Rare Earth affiliates may purchase Interests under the offering. The Trust paid $240,000 as a restructuring fee to Rare Earth during the fiscal year ended January 31, 2018, which was included in equity.

During the fiscal year ended January 31, 2018, there were 298.70 Class B units, of which all were sold from the Trust at $10,000 per unit. As of January 31, 2018, the Trust held a 12.79% ownership interest, or 102.30 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.63% interest, or 5.0 Class C units, and other parties held an 86.59% interest, or 692.70 Class A units. For the fiscal year ending January 31, 2018, the Yuma entity made discretionary Priority Return payments to the Trust of approximately $231,000 and to Rare Earth of approximately $360,500.

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

During the fiscal year ended January 31, 2018, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allowed our properties to obtain new financing as needed.

7. PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of January 31, 2018 and 2017, hotel properties consisted of the following:

	2018	2017 (i)
Land	$2,805,015	$4,438,079
Building and improvements	18,066,151	25,458,137
Furniture, fixtures and equipment	5,621,820	6,521,257
Total hotel properties	26,492,986	36,417,473
Less accumulated depreciation	(12,124,650)	(17,022,739)
Hotel Properties in Service, net	14,368,336	19,394,734
Construction in progress	76,683	-
Hotel properties, net	$14,445,019	$19,394,734

(i)	Includes discontinued operations

As of January 31, 2018 and 2017, property, plant and equipment consisted of the following:

	2018	2017
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	1,178,941	852,332
Total property, plant and equipment	1,261,608	934,999
Less accumulated depreciation	(694,876)	(554,868)
Property, Plant and Equipment, net	$566,732	$380,131

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historic cost and are expected to be consumed within one year. As of January 31, 2018, and 2017, prepaid expenses and other current assets consisted of the following:

	2018	2017
Prepaid Assets	$15,545	$48,922
Tax and Insurance Escrow	57,235	58,790
Deposits	8,000	14,805
Prepaid Insurance	7,417	8,130
Prepaid Workman’s Compensation	7,617	43,054
Miscellaneous Prepaid Expenses	17,636	3,953
Total Prepaid Expenses and Current Assets	$113,450	$177,654

9. INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

On January 8, 2016, the Trust and IBC Hotels purchased the tangible and intangible assets excluding cash, receivables, prepaid booking/expenses, accrued expenses, and an automobile from Vacation Technologies International, Inc., a Texas Corporation, dba International Vacation Hotels (“International Vacation Hotels”). Assets purchased primarily consist of hotel revenue booking contracts, websites and other key business intangible assets. The transaction has been accounted for as a business combination under the acquisition method of accounting. Tangible assets acquired were considered worthless and therefore were not separately valued. Accordingly, the identifiable intangible assets acquired have been recorded at fair value, with the remaining purchase price recorded as goodwill.

The fair values of assets acquired at the transaction date are summarized below:

Marketing Related Intangibles	$100,000
Customer Base	400,000
Total identifiable intangible assets	500,000

Goodwill	500,000

Total acquired assets	$1,000,000

Over the past several fiscal years, the Trust has made significant investment in IBC Hotels, including its investment in the purchase of International Vacation Hotels for $1 million in January 2016. In the fiscal year ended January 31, 2017, the Trust incurred approximately $1 million net operating loss from IBC Hotels. In the fiscal year ended January 31, 2018, IBC Hotels lost approximately $1.6 million excluding the write-off of the intangible assets. After assessing the totality of events and circumstances including the historical losses and projected losses, the Trust determined that it is more likely than not that the fair value of IBC Hotels is less than its carrying value. Accordingly, Management has decided to write down the entire amount of intangible assets as of January 31, 2018 as such amounts are not considered recoverable.

Intangible Assets

For the fiscal year ending January 31, 2018, intangible assets consisted of the following:

	Amount	Fiscal Year January 31, 2018 Impairment Expense	Fiscal year 1/31/2017 Accumulated Amortization	Net Amount	Useful Lives (years)
Marketing Related Intangibles	$100,000	$90,000	$10,000	$-	10
Customer Base	400,000	343,000	57,000	-	7
Total:	$500,000	$433,000	$67,000	$-

The Trust recorded amortization of goodwill expense of $433,000 and $67,000 for the years ended January 31, 2018 and 2017, respectively.

Goodwill

The changes in the carrying value of the Trust’s goodwill for the years ended January 31, 2018 and 2017 is as follows:

Beginning Balance January 31, 2016	$-
Acquisition of Vacation Technology Hotels	500,000
Ending Balance January 31, 2017	500,000

Impairment	(500,000)
Ending Balance January 31, 2018	$-

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2018 and 2017, accounts payable and accrued expenses consisted of the following:

	2018 (i)	2017
Accounts Payable	$741,917	$1,025,749
Accrued Salaries and Wages	271,739	257,259
Accrued Vacation	38,957	32,608
Income Tax Payable	340,169	20,000
Accrued Interest Payable	26,565	52,852
Advanced Customer Deposits	15,000	11,832
Accrued Property Taxes	140,439	190,533
Accrued Land Lease	130,015	98,175
Sales Tax Payable	305,071	163,772
Deferred Revenue	107,467	133,146
Accrued Other	180,813	177,974
Total Accounts Payable and Accrued Expenses	$2,298,152	$2,163,900

(i)	Includes current liabilities of discontinued operations.

11. MORTGAGE NOTES PAYABLE

At January 31, 2018 and 2017, the Trust had mortgage notes payable outstanding with respect to each of the Hotels except the Albuquerque property. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from August 2022 to June 2042. Weighted average annual interest rates on the mortgage notes payable for the fiscal years ended January 31, 2018 and 2017 were 4.85% and 4.65%, respectively.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31:

	2018	2017
Mortgage note payable, due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $7.6 million at January 31, 2018.	4,927,076	3,112,112

Mortgage note payable, due in monthly installments of $32,419, including interest at the prime rate plus one percentage point over the index, with a floor of 5.0% per year (5% per year as of January 31, 2015), through August 1, 2022 plus a balloon payment of $4,112,498 in September 2022, secured by the Yuma property with a carrying value of $4.8 million at January 31, 2018.	4,827,259	4,963,645

Totals:	$9,754,335	$8,075,757

The mortgage note payable secured by the Yuma hotel property is recourse to the Trust as a full guarantor. None of the other mortgage notes are recourse to the Partnership or the Trust.

On August 24, 2012, the Yuma entity entered into a $5,500,000 mortgage loan with 1st Bank Yuma to refinance the then existing term debt. The mortgage loan calls for a 10 year maturity date and an interest rate of the Wall Street Journal Prime Rate plus one percentage point, with a floor of 5.0% per year. Prepayment fees exist for refinancing this debt with another lender until the maturity date. As of January 31, 2018, the mortgage loan balance was approximately $4,828,000, net of a discount of approximately $11,000.

On November 24, 2014, the Tucson Oracle entity entered into a $3,500,000 mortgage loan with Kansas State Bank of Manhattan to acquire the land associated with this property, re-finance the existing Tucson hotel loan first deed of trust and pay off other existing debt. This new loan lowered the interest rate for this property’s mortgage from 8.0% to 4.19% per annum. The $3,500,000 commercial real estate loan has a 15 year term with a 4.19% per annum fixed interest rate for five years, and adjusts annually based upon the Weekly Average Yield of the US Treasury Securities, with a 4.19% floor. The loan closed simultaneous to the land purchase. Rare Earth, the Partnership, the Trust, the Wirth Family Trust dated July 14, 2006 and James and Gail Wirth are joint guarantors. On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of January 31, 2018, the mortgage loan balance was approximately $4,927,000, net of a discount of approximately $5,000.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest-only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of January 31, 2018, the business loan balance was approximately $124,000, net of a discount of approximately $2,000.

On May 3, 2016, the Trust and Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust entered into a $350,000 one-year line of credit with RepublicBank AZ, N.A. (the “RepublicBank AZ Agreement”). The Republic Bank AZ agreement includes acceleration provisions upon default. The funds may be used for working capital and is guaranteed by James Wirth, the Trust’s Chairman and CEO, Gail Wirth, the Trust’s Chairman and CEO’s spouse and the Wirth Family Trust Dated July 14, 2006. As of January 31, 2018, the line of credit balance has been paid in full.

On May 11, 2017, Yuma Hospitality Properties, LLLP entered into a $850,000 Promissory Note Agreement (“Yuma Loan Agreement”) as a credit facility to replenish funds for the hotel remodel with 1st Bank of Yuma Arizona Bank & Trust with a maturity date of September 1, 2022. The Yuma Loan Agreement has an initial interest rate of 5.50% with a variable rate adjustment equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.50% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2018, the loan balance was approximately $828,000, net of a discount of approximately $6,000.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

13. LINES OF CREDIT – RELATED PARTY

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2018. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being $630,000 during the fiscal year ended January 31, 2018. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the fiscal years ended January 31, 2018 was $4,768 of expense and $15,567 of revenue, and for the fiscal year ended January 31, 2017 was $5,112 of expense. The Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $810,799, and a payable of $145,000 at January 31, 2018 and 2017, all of which is considered a current receivable and liability, respectively.

14. OTHER NOTES PAYABLE

As of January 31, 2018 the Trust had approximately $959,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 91,259 Class A Partnership units in privately negotiated transactions and the repurchase of 524,930 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through July 2020. As of January 31, 2017 the Trust had approximately $18,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 9,903 Partnership Units and 3,259 IHT Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through June 2019.

As of January 31, 2018, the Trust had $200,000 notes payable with an individual lender.

On June 20, 2016, the Trust and the Partnership together entered into an unsecured loan of $80,000 with Guy C. Hayden III (“Hayden Loan”). The Hayden loan is due on June 20, 2019 or on demand, whichever occurs first. The Hayden loan accrues interest at 7% and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all of part of these notes without any repayment penalties. On March 1, 2017, the Trust and the Partnership together added an additional $36,960 to the Hayden Loan. On May 30, 2017, the Trust and the Partnership together added an additional $63,040 to the Hayden Loan. On July 18, 2017 the Trust and Partnership together added an additional $90,000 to the Hayden Loan. The total principal amount of the Hayden Loan is $270,000.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with varying principal amounts ranging from $25,000 to $100,000 with H. W. Hayes Trust (“Hayes Loans”). The Trust and the Partnership together also entered into two unsecured on-demand $25,000 loans for a total of $50,000 with Lita M. Sweitzer (“Sweitzer Loans”). On March 20, 2017, the Trust and Partnership added an additional $50,000 to the Sweitzer Loans. The total principal amount of the Hayes Loans and the Sweitzer Loans is $525,000. The Hayes Loans and the Sweitzer Loans are due on June 20, 2019 or on demand, whichever occurs first. The Hayes Loans requires from a 0-120 day notification of the demand to repay the loans prior to June 20, 2019. Both the Hayes Loans and the Sweitzer Loans accrue interest at 7.0% per year on the unpaid balance and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all or part of these notes without any repayment penalties.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2018 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE TO BANK	OTHER NOTES PAYABLE	TOTAL

2019	$254,460	144,185	$1,355,664	$1,754,309
2020	267,441	21,625	378,817	667,883
2021	278,588	22,868	216,489	517,945
2022	295,336	22,552	3,433	321,321
2023	4,330,880	740,983	-	5,071,863
Thereafter	4,327,630	-	-	4,327,630
		$-
	$9,754,335	$952,213	$1,954,403	$12,660,951

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

For the years ended January 31, 2018 and 2017, the Trust repurchased 150,973 and 30,277 Shares of Beneficial Interest at an average price of $1.99 and $2.55 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 662,117 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

17. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforwards of approximately $4.8 million at January 31, 2018. In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

Income taxes for the years ended January 31,
	2018	2017

Current income tax provision (benefit)	335,000	(227,000)
Deferred income tax provision (benefit)	-	-
Net income tax expense (benefit)	$335,000	$(227,000)

Total and net deferred income tax assets at January 31,
	2018	2017

Net operating loss carryforwards	$2,763,000	$4,040,000
Bad debt allowance	(22,000)	(18,000)
Accrued expenses	89,000	84,000
Syndications	5,179,000	5,179,000
Prepaid Insurance	30,000	30,000
Alternative minimum tax credit	91,000	91,000
Total deferred tax assets	8,130,000	9,406,000

Deferred income tax liability associated with book/tax differnces in hotel properties	(2,884,000)	(2,459,000)
Net deferred income tax asset	5,246,000	6,947,000
Valuation allowance	(5,246,000)	(6,947,000)
Net deferred income tax	$-	$-

A reconciliation of the differences between the effective and statutory income tax rates for years ended January 31, is as follows:

Income taxes for the years ended January 31,
	2018	2017

Current income tax provision (benefit)	341,000	(227,000)
Deferred income tax provision (benefit)	-	-
Net income tax expense (benefit)	$341,000	$(227,000)

A reconciliation of the differences between the effective and statutory income tax rates for years ended January 31, is as follows:

	2018
	Amount	Percent

Federal statutory rates	$1,604,000	34%
State income taxes	636,000	13%
Changes in valuation allowance	(1,703,000)	(36)%
True-up to prior year returns	(240,000)	(5)%
Other	44,000	1%
Effective rate	$341,000	7%

	2017
	Amount	Percent

Federal statutory rates	$(878,000)	(34)%
State income taxes	(196,000)	(8)%
Changes in valuation allowance	1,445,000	56%
True-up to prior year returns	(593,000)	(23)%
Other	(5,000)	0%
Effective rate	$(227,000)	(9)%

The true-ups to prior year return related primarily to the sale of syndication units in the Trust’s subsidiaries which are treated as equity transactions in the Trust’s financial statements but are taxed as capital gain transactions and total $240,000 which were then offset by the release of valuation allowances. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust had no material accrued interest or penalties at January 31, 2018 and 2017.

18. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2018 and 2017, Mr. Wirth and his affiliates held 3,064,038 and 3,407,938 Class B Partnership units, which represented 23.86% and 25.8% of the total outstanding Partnership units, respectively. As of January 31, 2018 and 2017, Mr. Wirth and his affiliates held 6,939,429 and 6,939,429, respectively, Shares of Beneficial Interest in the Trust, which represented 70.99% and 71.93%, respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2018 and 2017, the Trust owned 74.80% and 72.11% of the Partnership, respectively. As of January 31, 2018, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 12.79% interest in one InnSuites® hotel located in Yuma, Arizona and owned a direct 22.83% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the Hotels and the two hotels owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the two hotels owned by affiliates of Mr. Wirth are set at 3.0% of room revenue and a monthly accounting fee of $2,000 per hotel. As of May 1, 2017, management fees increased to 5.0% of room revenues. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. During the years ended January 31, 2018 and 2017, the Trust recognized approximately $200,000 and approximately $296,000, respectively of revenue.

On January 28, 2016, pursuant to a Securities Purchase Agreement, the Trust issued 60,000 Shares of Beneficial Interest to Rare Earth at a purchase price of $2.50 per share, for proceeds of $150,000 to the Trust. The transaction was approved by the Board of Trustees and the Audit Committee of the Trust. The issuance of the Shares of Beneficial Interest by the Trust to Rare Earth was made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

On July 23, 2013, the Trust entered into a Corporate Card Agreement (“Corporate Purchase Cards”) with American Express Travel Related Services Company, Inc. The Corporate Card Agreement distributed a total of nine purchase cards - one to each of the four respective Hotels, one to the Trust, and one to each of the two respective hotels owned by affiliates of James F. Wirth. The Corporate Purchase Cards, with a total limit of $50,000, includes insignificant annual fees and $0 of interest per annum. Payments are due monthly. The Corporate Card Agreement may be cancelled by either party with 30-days written notice. Pamela J. Barnhill, the Trust’s President and Vice Chairperson and daughter of Mr. Wirth, initiated the nine purchase cards. As of January 31, 2018 and 2017, the Trust’s portion of the Corporate Purchase Cards balance was approximately $0 and $115,000, respectively.

The Tucson Oracle property has an unsecured demand/revolving line of credit/promissory note as described in Note 13 – Lines of Credit - Related Party. The Trust has an unsecured demand/revolving line of credit/promissory note as described in Note 13 – Lines of Credit - Related Party.

During the fiscal years ended January 31, 2018 and 2017, the Trust paid Berg Investment Advisors $42,500 and $3,500, respectively, for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

Besides Pamela Barnhill, Vice Chairperson and President of the Trust and daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer, the Trust also employs two other immediate family members of Mr. Wirth who provide technology and administrative support services to the Trust with each receiving a $47,500 yearly salary.

During the fiscal years ended January 31, 2018 and 2017, Rare Earth received restructuring fees of $440,000 and $0, respectively, relating to the syndications of our Yuma, Arizona and Albuquerque, New Mexico hotel properties (see Notes 3 and 5).

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 100% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2018 and accrue interest of 7.0%. During the fiscal year ended January 31, 2018, the Trust received $0 and $17,061 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2018, the Advances from Affiliate – Related Party balance was $0 and $970,353 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2017, the Lending from Affiliate – Related Party balance was $19,483 and $359,684 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments and the associated carrying value recognized in the accompanying consolidated balance sheets at January 31, 2018 and 2017:

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$9,752,596	$8,164,897	$13,367,706	$13,473,018
Notes payable to banks	$952,213	$952,213	$2,019,758	$2,019,758
Other notes payable	$1,954,405	$1,954,405	$18,069	$18,195

20. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2018	2017
Cash paid for interest	$539,072	$743,932

Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases	$1,141,756	$7,006

21. COMMITMENTS AND CONTINGENCIES

Leases:

The Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground lease for the fiscal years ended January 31, 2018 and 2017 was $149,608 and $147,587, respectively

On August 4, 2017, the Trust entered into a five year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90 day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 – 5 of the lease term.

Future minimum lease payments under these non-cancelable ground lease and office lease are as follows:

Fiscal Year Ending
FY 2019	164,184
FY 2020	167,225
FY 2021	170,448
FY 2022	173,864
FY 2023	144,565
Thereafter	5,473,313
Total	6,293,599

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the fiscal years 2018 and 2017, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for four of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $286,000 and $483,000 for fiscal years ended January 31, 2018 and 2017, respectively.

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

Indemnification:

We have entered into indemnification agreements with all of our executive officers and Trustees. The agreements provide for indemnification against all liabilities and expenses reasonably incurred by an officer or Trustee in connection with the defense or disposition of any suit or other proceeding, in which he or she may be involved or with which he or she may be threatened, while in office or thereafter, because of his or her position at the Trust. There is no indemnification for any matter as to which an officer or Trustee is adjudicated to have acted in bad faith, with willful misconduct or reckless disregard of his or her duties, with gross negligence, or not in good faith in the reasonable belief that his or her action was in our best interests. These agreements require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. We may advance payments in connection with indemnification under the agreements. The level of indemnification is to the full extent of the net equity based on appraised and/or market value of the Trust. Historically, we have not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

22. SHARE-BASED PAYMENTS

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our fiscal year 2018. As of January 31, 2018, Messrs. Kutasi, Chase and Robson and Ms. Ketcherside did not hold any unvested Shares. As compensation for our fiscal year 2017, on February 10, 2017, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $13,980 per grant) to each of Messrs. Kutasi and Robson and Ms. Ketcherside.

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

There were no options granted in fiscal year 2018 or 2017, and no options were outstanding as of January 31, 2018 and 2017. The Plan currently has 1,000,000 options available to grant. See Note 26 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2018, have been issued.

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

Fiscal 2018– Full Year Cash and Equity Bonus Program

On January 24, 2017, the Compensation Committee also adopted an incentive bonus program for the Executives for the full fiscal year ending January 31, 2018 (the “2018 Fiscal Year Bonus Program”). Under the 2018 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust, up to the maximum amounts set forth below, upon the achievement by the Executive of performance-based objectives which was based exceeding budgeted revenues and net income in both the hotel operations and technology division.

Executive	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

The bonuses discussed above are discretionary. In April 2018, the CEO determined, based on his discretionary and after carefully evaluating the financial performance of both the hotels and our technology division, decided to award 50% of the cash and equity noted above to the Executives.

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

Information relative to the Trust’s reportable segments is as follows:

CONSOLIDATED BALANCE SHEET	YEAR ENDED JANUARY 31, 2018
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$22,201,935	$876,137	$23,078,072
Total Liabilities	9,897,562	5,061,541	14,959,103
Fixed Assets, Net	14,586,879	424,872	15,011,751

CONSOLIDATED STATEMENT OF OPERATIONS	YEAR ENDED JANUARY 31, 2018
	Hotel Operations & Corporate Overhead	IBC Hospitality	Total
Total Revenue	$9,319,467	$1,448,125	$10,767,592
Loss From Continuing Operations	(731,888)	(2,382,919)	(3,114,807)

CONSOLIDATED BALANCE SHEET	YEAR ENDED JANUARY 31, 2017
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$20,708,359	$1,464,473	$22,172,832
Total Liabilities	15,280,624	3,266,959	18,547,583
Fixed Assets, Net	13,471,799	222,469	13,694,268

CONSOLIDATED STATEMENT OF OPERATIONS	YEAR ENDED JANUARY 31, 2017
	Hotel Operations & Corporate Overhead	IBC Hospitality	Total
Total Revenue	$8,488,387	$708,792	$9,197,179
Loss From Continuing Operations	(1,165,554)	(1,189,913)	(2,355,467)

24. SALE OF ONTARIO HOSPITALITY PROPERTIES, LP

On June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash and resulted in a gain of approximately $11.4 million. The Trust used $7.2 million of the proceeds to satisfy its mortgage note payable on the property, approximately $2.4 million to reduce accruals and payables, and retained the remaining proceeds to fund future operations and capital improvements. For the year ended January 31, 2018, Ontario entity had approximately $1,471,000 of revenue, and approximately $2,100,000 of operating expenses. As of January 31, 2018, Ontario entity had no current assets, and approximately $86,000 of current liabilities consisting of accounts payables and accrued expenses. During the years ended January 31, 2018, and January 31, 2017, depreciation/amortization and capital expenses were approximately $178,000 and $699,000, respectively. In addition, there were no significant non-cash operating and investing activities during such period.

For the fiscal year ending January 31, 2018, the Ontario entity made discretionary Priority Return payments to unrelated unit holders of approximately $4,916,000 and to the Partnership of approximately $3,098,500.

25. DISCONTINUED OPERATIONS

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended October 31, 2016 filed with the SEC on September 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers, and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On June 2, 2017, the Ontario Hospitality Properties LLLP was sold to an unrelated third party for $17,500,000 (see Note 24).

The Trust has recognized the sale of the Ontario, California hotel into discontinued operations in accordance with ASC No. 205-20, Discontinued Operations. As such, the historical results of the Ontario, California hotel have been adjusted for comparability purposes and exclude any corporate general and administrative expenses.

Discontinued operations for the fiscal year ended January 31, 2018 and 2017 primarily consists of all hotels operational revenues and expenses for the Ontario, California hotel property and does not include the sale proceeds and profit from the sale of the Ontario, California hotel.

The following financial information presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for the years ended January 31, 2018 and 2017, as well as the statements of operations for the years ended January 31, 2018 and 2017.

	DISCONTINUED OPERATIONS
	JANUARY 31, 2018	JANUARY 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$89,561
Accounts Receivable	-	92,743
Prepaid Expenses and Other Current Assets	-	46,823
Total Current Assets of Discontinued Operations	-	229,127
Property, Plant and Equipment, net	-	6,080,597
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$6,309,724

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$86,976	$400,402
Current Portion of Mortgage Notes Payable	-	185,207
Total Current Liabilities of Discontinued Operations	86,976	585,609
Mortgage Notes Payable	-	5,047,838
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$86,976	$5,633,447

	FOR THE YEARS ENDED JANUARY 31,
	2018	2017
REVENUE
Room	$1,397,324	$3,827,793
Food and Beverage	64,976	164,326
Other	8,443	26,333
TOTAL REVENUE	1,470,743	4,018,452
OPERATING EXPENSES
Room	941,691	1,257,499
Food and Beverage	66,152	194,992
Telecommunications	-	656
General and Administrative	280,082	457,835
Sales and Marketing	123,300	298,071
Repairs and Maintenance	100,149	290,487
Hospitality	122,227	216,651
Utilities	74,640	245,968
Depreciation	177,824	698,828
Real Estate and Personal Property Taxes, Insurance and Ground Rent	56,015	129,897
Other	6,418	(3,361)
TOTAL OPERATING EXPENSES	1,948,498	3,787,523
OPERATING LOSS	(477,755)	230,929
Interest Income	961	-
TOTAL OTHER INCOME	961	-
Interest on Mortgage Notes Payable	127,787	265,743
Interest on Other Notes Payable	779	4,518
TOTAL INTEREST EXPENSE	128,566	270,261
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(605,360)	$(39,332)

	YEARS ENDED
	JANUARY 31,
	2018	2017

NET CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$(406,064)	$(2,153)

NET CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE	$-	$-

26. STOCK OPTIONS

Effective February 5, 2015, the Board of Trustees of the Trust adopted the 2015 Equity Incentive Plan (“2015 Plan”), subject to shareholder approval, under which up to 1,600,000 Shares of Beneficial Interest of the Trust are authorized to be issued pursuant to grant of stock options, stock appreciation rights, restricted shares, restricted share units or other awards.

The Board of Trustees of the Trust has decided to terminate the 2015 Plan. Effective October 31, 2016, it has been determined that the Shareholders will not approve the 2015 Plan and the proposed grants have been rescinded. During the 2017 Annual Meeting of Shareholders, the IHT Shareholders approved the InnSuites Hospitality Trust 2017 Equity Incentive Plan (“2017 Plan”). Management has not granted any options under the 2017 Plan.

27. SUBSEQUENT EVENTS

We have evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2018.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control-Integrated Framework 2013 (“Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment using those COSO Framework, our management concluded that at January 31, 2018 the Trust’s internal control over financial reporting were effective.

Changes in Internal Control over Financial Reporting

Management believes that our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2018 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Name	Principal Occupations During Past Five Years, Age as of April 15, 2018 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2020

Steven S. Robson(1)(2)(3)(5)	Owner of Scott Homes, residential real estate developers. Age: 62.

	Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more nearly 20 years.	June 16, 1998

Trustees Whose Terms Expire in 2019

Leslie (Les) T. Kutasi(1)(2)(3)(4)	Founder and President of Trend-Tex International, a multi-line textile sales and marketing company, since 2000. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996 and Director of Sales of Lorber Industries from 1988 to 1989. Mr. Kutasi has been a member of World Presidents Organization Inc. (WPO Arizona) since 2006. Age: 67.

	Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.	January 31, 2013

James F. Wirth	Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust until February 1, 2012. Manager and primary owner (together with his affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 72.

	Mr. Wirth has significant real estate and hotel industry experience and extensive experience with the Trust. He also has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for nearly 20 years.	January 30, 1998

Trustees Whose Terms Expire in 2018

Marc E. Berg	Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President – Acquisitions of the Trust from December 16, 1998 to February 10, 1999. Consultant to InnSuites Hotels, a subsidiary of the Trust, since 1989.

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

	Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions. In addition, Mr. Berg has served on our Board for nearly 20 years. Age: 65.	January 30, 1998

Jessie Ronnie (“JR”) Chase (1)(2)(3)(6)	President and owner of Park Avenue Investments, a real estate investment firm since 2000. From 1993 – 2003, Mr. Chase provided investor and management expertise to InnSuites Hotels, a subsidiary of the Trust.

	With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, Mr. Chase brings to our Board wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 67.	December 22, 2015

1 Member of the Audit Committee.

2 Member of the Compensation Committee.

3 Member of the Governance and Nominating Committee.

4 Chair of the Audit Committee.

5 Chair of the Compensation Committee.

6 Chair of the Governance and Nominating Committee.

Other Executive Officers

Pamela J. Barnhill	Ms. Barnhill joined the Trust in 2002 as General Manager and progressed with the Trust through roles in revenue management, operations, sales and trademark licensing. Prior to joining the Trust, Ms. Barnhill’s career included roles with Motorola Semiconductor, Franchise Finance Corporation of America (FFCA) and Pittiglio, Rabin, Todd & McGrath (PRTM) Management Consulting. She has served as a Board Member for the Independent Lodging Industry Association since 2011. She earned a Masters of Business Administration (MBA) from Carnegie Mellon University, and a Bachelor of Arts in Economics and Mathematics cum laude with honors from the University of Arizona. Age: 43.

Adam B. Remis, MSIM, CPA, CISA	Chief Financial Officer of the Trust since March 18, 2013. Mr. Remis was named Chief Financial Officer of Year from the Arizona Chapter of the Financial Executives International organization in November 2017. Mr. Remis has over 20 years of combined accounting, audit, tax and technology consulting experience. His clients have included Palm, Pioneer North America, Meritage Homes, Mesa Airlines, Choice Hotels and InnSuites. Prior to that, he was at American Express and Deloitte & Touche. Mr. Remis has a Master of Science in Information Management from Arizona State University and a Bachelor of Science degree in Quantitative Economic Decision Sciences from the University of California, San Diego. In February 1997, Mr. Remis became a CPA and was admitted to practice in the State of Arizona. He also holds a Certified Information Systems Auditor (CISA) certification from the Information Systems Audit and Controls Association (“ISACA”). Mr. Remis has previously served as President of the local Arizona chapter of ISACA and continues to serve as a member of its Board of Directors. Age: 50.

Ms. Barnhill, our President and Chief Operating Officer, is Mr. Wirth’s daughter. There are no other family relationships that require disclosure pursuant to the SEC’s rules, and none of our Trustees or executive officers were nominated, elected or appointed to their positions pursuant to any arrangement or understanding between them and any other person.

We request that all of our Trustees attend our Annual Meetings of Shareholders. All Trustees were present at the 2017 Annual Meeting of Shareholders. All incumbent Trustees attended 100% of the meetings held by the Board of Trustees and the Committees on which the Trustee served during fiscal year 2018. In addition, the independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management.

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

The Governance and Nominating Committee will consider shareholder recommendations for Trustee nominees. A shareholder who wishes to suggest a Trustee nominee for consideration by the Governance and Nominating Committee should send a resume of the nominee’s business experience and background to Mr. Ronnie Chase, Chairperson of the Governance and Nominating Committee, InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020. The mailing envelope and letter must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board of Trustees Nominee.”

Leadership Structure of the Board of Trustees

Mr. Wirth, our Chief Executive Officer, currently serves as Chairman of the Board. Our Second Amended and Restated Declaration of Trust, as amended, provides that the Trustees shall annually elect a Chairman who shall be the principal officer of the Trust. Mr. Wirth has served as Chairman of our Board of Trustees and our Chief Executive Officer since January 30, 1998. Our Board of Trustees has determined that the Trust has been well-served by this structure of combined Chairman and Chief Executive Officer positions and that this structure facilitates strong and clear leadership, with a single person setting the tone of the organization and having the ultimate responsibility for all of the Trust’s operating and strategic functions, thus providing unified leadership and direction for the Board of Trustees and the Trust’s executive management. Our Chairman also has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests.

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

Communications with the Board of Trustees

Shareholders and other interested parties who wish to communicate with the Board of Trustees or any individual member thereof may do so by writing to the Secretary, InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020. The mailing envelope and letter must contain a clear notation indicating that the enclosed letter is an “Interested Party-Board of Trustees Communication.” The Secretary will review all such correspondence and regularly forward to the Board of Trustees a log and summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, deals with the functions of the Board of Trustees or Committees thereof or that he otherwise determines requires their attention. Trustees may at any time review a log of all correspondence received by us that is addressed to members of the Board of Trustees and request copies of any such correspondence. Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of our accounting department and handled in accordance with procedures established by the Audit Committee for such matters.

Date of 2018 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2018 Annual Meeting will be held in the last fiscal quarter ending January 31, 2019. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2018 Annual Meeting will be on or before November 1, 2018, unless the date of the 2018 Annual Meeting changes by more than 30 days from the date of the 2017 Annual Meeting, in which case the deadline will be a reasonable time before we begin the printing and mailing of our proxy materials for the 2018 Annual Meeting. A shareholder who wishes to present a proposal at the 2018 Annual Meeting, but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before November 1, 2018, unless the date of the 2018 Annual Meeting changes by more than 30 days from the 2017 Annual Meeting date, in which case we must receive a notice of the proposal a reasonable time before we send our proxy materials for the 2018 Annual Meeting. When the date for the 2018 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four times during fiscal year 2018.

All members of the Audit Committee are “independent,” as such term is defined by the SEC’s rules and the NYSE American listing standards. The Board of Trustees has determined that Mr. Kutasi, a member of our Audit Committee, qualifies as an “audit committee financial expert” under applicable SEC rules. We have posted our Amended and Restated Audit Committee Charter on our Internet website at www.innsuitestrust.com. Information on our website is not part of this Amendment.

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the fiscal years ended January 31, 2018 and 2017 with the management of the Trust. In addition, the Audit Committee has discussed with Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall & Company”), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from Hall & Company required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with Hall & Company its independence from the Trust, including the compatibility of any non-audit services with Hall & Company’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the fiscal year ended January 31, 2018.

By the Audit Committee of the Board of Trustees:

Les T. Kutasi, Chairman

Steven S. Robson

Ronnie Chase

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions. We have posted our Code of Ethics for Senior Financial Officers on our website at www.innsuitestrust.com. We intend to satisfy all SEC and NYSE AMERICAN disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions, by posting such information on our website unless the NYSE AMERICAN requires a Form 8-K. In addition, we have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and Trustees. It is also available on our website at www.innsuitestrust.com.

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

One Section 16(a) report was inadvertently filed untimely: Mr. Berg’s Form 4 filed on May 17, 2016 reporting a purchase on May 10, 2016.

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the fiscal year ended January 31, 2018, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during fiscal year 2018. Our executive officers are James F. Wirth, Chairman of the Board and Chief Executive Officer, Pamela J. Barnhill, President, Chief Operating Officer, Marc E. Berg, Executive Vice President, Secretary, Treasurer and Trustee, and Adam B. Remis, Chief Financial Officer (referred to below as our “executive officers”).

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

Compensation for our executive officers has two main monetary components, salary and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for fiscal year 2018, the bonus component consisted of cash and share bonuses that were intended to incentivize performance, as described below.

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

On February 22, 2016, in recognition of their contributions to the Trust and market conditions, the Compensation Committee approved an increase in the annual base salaries of our executives other than Mr. Wirth (individually, an “Executive” and collectively, the “Executives”). The salary increases were effective as of February 1, 2016. Specifically, the Compensation Committee increased Ms. Barnhill’s annual base salary from $120,000 to $150,000, Mr. Berg’s annual base salary from $98,000 to $102,000, and Mr. Remis’s annual base salary from $139,000 to $147,500. These salary increases were the first increases since February 23, 2013 for Ms. Barnhill and March 15, 2008 for Mr. Berg. Mr. Remis’s annual base salary when he started with the Trust was $139,000. During fiscal year 2018 and 2017, Mr. Berg voluntarily reduced his salary to $82,347 and $65,910, respectively, in both cases by reducing the number of hours worked per year.

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for fiscal years 2018 and 2017, Mr. Wirth’s annual base salary remained set at $153,000. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary. During fiscal years in 2018 and 2017, Mr. Wirth voluntarily reduced his salary to $124,166 and $123,577, respectively, in both cases by reducing the number of hours worked per year.

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

Fiscal 2018– Full Year Cash and Equity Bonus Program

On January 24, 2017, the Compensation Committee also adopted an incentive bonus program for the Executives for the full fiscal year ending January 31, 2018 (the “2018 Fiscal Year Bonus Program”). Under the 2018 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust, up to the maximum amounts set forth below, upon the achievement by the Executive of performance-based objectives which was based exceeding budgeted revenues and net income in both the hotel operations and technology division.

Executive	Cash	Equity
Pamela J. Barnhill	$25,000	10,000 Shares of Beneficial Interest
Marc E. Berg	$5,000	2,500 Shares of Beneficial Interest
Adam B. Remis	$10,000	5,000 Shares of Beneficial Interest

The bonuses discussed above are discretionary. In April 2018, the CEO determined, based on his discretionary and after carefully evaluating the financial performance of both the hotels and our technology division, decided to award 50% of the cash and equity noted above to the Executives.

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

The Executive’s IBC Bonus is subject to a claw back if the Executive fails to disclose any prior business dealings or relationships with the acquiring entity of IBC. This provision is intended to prevent the Executives from self-dealing or undermining the value of IBC.

Fiscal 2017 - Performance-Based Cash Bonuses

Our executive officers are eligible to receive cash bonuses under the General Manager Bonus Plan equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general managers receive a bonus based on the achievement of budgeted gross operating profit (total revenues less operating expenses) (“GOP”) at their hotel on a quarterly and annual basis. Under the plan, if the hotel’s actual quarterly and annual GOP exceeds the budgeted GOP, each general manager is eligible for a potential maximum annual bonus of $20,000, consisting of a potential maximum quarterly bonus of $2,000 per quarter and a potential maximum year-end bonus of $11,000, a risk management bonus of $1,000 and a discretionary excellent property score inspection from Best Western of $1,000.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

In fiscal year 2018, each of our executive officers received an annual cash bonus equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general manager aggregate cash bonuses for fiscal year 2018 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter	$5,900
Second Quarter	$2,000
Third Quarter	$3,000
Fourth Quarter	$2,500
Year End	$17,000

Accordingly, each of our executive officers received a cash bonus of $4,560 for fiscal year 2018.

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

Our executive officers did not actually receive any shares pursuant to the stock option grants described below, as we determined that the cost of the stock options would have been too high to the Trust due to required accounting charges and worked with our executive officers to rescind the grants, with all of our executive officers voluntarily surrendering their stock options to the Trust, without any consideration, in fiscal year 2018.

On February 5, 2015, pursuant to the 2015 Plan, our Board of Trustees granted to Ms. Barnhill four-year options to purchase 1,000,000 Shares of Beneficial Interest of the Trust at an exercise price of $3.50 per Share, which were to be exercisable to the extent the options vested and GAAP pre-tax profits of IBC Hotels were greater than or equal to the performance objectives described in Ms. Barnhill’s stock option agreement and set forth below. The Compensation Committee determined to grant these options to Ms. Barnhill as she was leading our IBC Hotels efforts and if our stock price significantly exceeded the exercise price, we believed that it would be based on the IBC Hotels success. The options were to vest in one-third installments on May 17, 2016, February 5, 2017 and February 5, 2018, subject to the achievement of performance objectives of the GAAP pre-tax profits of IBC Hotels being equal to or in excess of $60,000 for the fiscal year ended January 31, 2016, $200,000 for the fiscal year ending January 31, 2017, and $400,000 for the fiscal year ending January 31, 2018. The options were subject to shareholder approval of the 2015 Plan.

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

The 2015 Plan was terminated and not presented for shareholder approval, as we determined that the cost of the stock options would have been too high to the Trust due to required accounting charges, and all the option awards described above were cancelled, as described above. During the 2017 shareholder meeting, the shareholders approved the 2017 Plan but the Board of Trustees has not granted any options under the 2017 Plan.

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

Fiscal Year 2018 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our fiscal years ended January 31, 2018 and 2017:

Name and	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Principal Position(1)	Year	($)	($) (4) (5)	(5) ($) (6)	($) (1) (2) (3)	($)

James F. Wirth,	2017	123,577		5,720	4,589	133,886
Chief Executive Officer	2018	124,165		5,435	-	129,600

Adam B. Remis,	2017	147,500	33,320	5,720	500	187,040
Chief Financial Officer	2018	147,500	29,240	5,435	700	182,875

Marc E. Berg,	2017	65,910	19,910	5,720	1,200	92,740
Executive Vice President	2018	82,347	10,620	5,435	1,200	99,602

Pamela J. Barnhill,	2017	150,000	5,080	5,720	9,131	169,931
President & Chief Operating Officer	2018	150,000	21,480	5,435	8,739	185,654

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) Ms. Barnhill and Mr. Wirth were the account name holder for the Trust’s corporate purchase cards as described in the “Certain Transactions – Guarantees” section below. The corporate purchase cards provide American Express Membership Rewards to Ms. Barnhill and Mr. Wirth. For the fiscal years ended January 31, 2018 and 2017, Ms. Barnhill received 703,909 American Express Membership Rewards, with an estimated value of and $7,039 which amounts are included in all other compensation. For the fiscal year ended January 31, 2017, Mr. Wirth received 45,890 American Express Membership Rewards, with an estimated value of and $4,589 which amounts are included in all other compensation. For the fiscal year ended January 31, 2018, the Trust didn’t utilize Mr. Wirth’s American Express accounts and therefore, no American Express Membership Rewards were earned.

(3) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $46,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Ms. Barnhill, Mr. Berg and Mr. Remis receives a monthly travel expense reimbursement of $100. For the fiscal year ending January 31, 2018 and 2017, Ms. Barnhill and Mr. Berg received $1,200 in expense reimbursement and Mr. Remis received a total reimbursement expense of 200.00 as his reimbursement started on December 1, 2017.

(4) During fiscal year ending January 31, 2018 and January 31, 2017, Mr. Remis received $24,000 and $9,500 respectively, discretionary bonus approved by the Compensation Committee for additional professional services rendered over and beyond his normal scope of duties. Mr. Berg received a discretionary bonus approved by the Compensation Committee team of $8,000 and Ms. Barnhill received a discretionary bonus of $5,000 which was awarded in the fiscal year 2017 but paid in during fiscal year 2018.

(5) During fiscal year ending January 31, 2018, Ms. Barnhill, Mr. Berg and Mr. Remis received a discretionary bonus of $5,000, $1,000 and $2,000 respectively and issuance of 3,000, 750 and 1,500 shares of beneficial interest valued at $2.16 per share which was paid to each Executive prior to January 31, 2018. In addition, for the fiscal year ending January 31, 2018, Ms. Barnhill, Mr. Berg and Mr. Remis received a discretionary bonus of $12,500, $2,500 and $5,000 respectively and issuance of 5,000, 1,250 and 2,500 shares of beneficial interest valued at $1.51 per share which has been accrued and wasn’t paid as of January 31, 2018

(6) During fiscal year ending January 31, 2018 and 2017, Mr. Wirth, Ms. Barnhill, Mr. Berg and Mr. Remis received Non-Equity Incentive Plan Compensation consisting of Fiscal 2017 – Performance Based Cash Bonuses of $5,435.

During fiscal year 2018 and 2017, we did not grant any stock options or any other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2018 and 2017. A total of 1,434,500 stock options were granted during the first quarter of fiscal year 2016 subject to shareholder approval which has not occurred yet and may not occur depending upon Managements’ evaluation of the accounting and legal implications of the 2015 Plan. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants during fiscal year 2018 and additional information about our stock option plan, see Note 26 to our Consolidated Financial Statements - “Stock Options.”

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

Potential Payments Upon Change in Control

We do not have employment agreements with our executive officers. However, our 2017 Equity Incentive Plan (the “2017 Plan”) provides that the Compensation Committee of the Board of Trustees, in its sole discretion, may take such actions, if any, as it deems necessary or desirable with respect to any award that is outstanding as of the date of the consummation of the change in control. Such actions may include, without limitation: (a) the acceleration of the vesting, settlement and/or exercisability of an award; (b) the payment of a cash amount in exchange for the cancellation of an award; (c) the cancellation of stock options and/or SARs without payment therefor if the fair market value of a share on the date of the change in control does not exceed the exercise price per share of the applicable award; and/or (d) the issuance of substitute awards that substantially preserve the value, rights and benefits of any affected awards.

For purposes of the 2017 Plan, subject to exceptions set forth in the 2017 Plan, a “change in control” generally includes (a) the acquisition of more than 50% of the Trust’s Shares; (b) the incumbent board of trustees ceasing to constitute a majority of the board of trustees; (c) a reorganization, merger, consolidation or sale or other disposition of all or substantially all of the assets of the Trust; and (d) approval by the shareholders of the Trust of a complete liquidation or dissolution of the Trust. The full definition of “change in control” is set forth in the 2017 Plan.

When an award is granted under the 2017 Plan, the Compensation Committee establishes the terms and conditions of that award, which are contained in an award agreement. The form of stock option award agreement under the 2017 Plan provides for unvested stock options to immediately vest in full and become exercisable if a change in control occurs while the participant is employed by the Trust or a subsidiary. In addition, the form of restricted share agreement for non-employee Trustee awards provides that unvested restricted shares held by a Trustee will immediately vest in full if, prior to a vesting date, a change in control of the Trust occurs while the participant is serving as a Trustee.

A participant’s award agreement under the 2017 Plan may also contain specific provisions governing the vesting or forfeiture of an award upon a termination of the participant’s service to the Trust or a subsidiary. The form of stock option award agreement generally provides that unvested stock options will become immediately vested in full if, prior to a vesting date, the participant ceases to be employed by the Trust and its subsidiaries by reason of death or disability. Unvested stock options will be forfeited automatically if the participant ceases to be employed by the Trust and its subsidiaries prior to an applicable vesting date. In addition, the form of stock option award agreement provides for the termination of stock options, to the extent not previously exercised or forfeited, on the earliest of the following dates: (i) one year after the termination of the participant’s employment by the Trust and its subsidiaries due to death or disability; (ii) three months after the termination of the participant’s employment with the Trust and its subsidiaries for any reason other than for death, disability or cause; (iii) immediately upon termination of employment, if the participant’s employment is terminated by the Company and its subsidiaries for cause; or (iv) midnight on the tenth anniversary of the date of grant. Unless otherwise provided in the applicable award agreement or in an another written agreement with the participant, “cause”, as a reason for termination of a participant’s employment generally includes (a) the participant’s willful refusal to follow lawful directives of the Trust which are consistent with the scope and nature of the participant’s duties and responsibilities; (b) conviction of, or plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude, fraud or embezzlement; (c) gross negligence or willful misconduct resulting in a material loss to the Trust or any of its subsidiaries or material damage to the reputation of the Trust or any of its subsidiaries; (d) material breach of any one or more of the covenants contained in any proprietary interest protection, confidentiality, non-competition or non-solicitation agreement between the participant and the Trust or a subsidiary; or (e) violation of any statutory or common law duty of loyalty to the Trust or any of its subsidiaries.

The form of restricted share agreement for non-employee Trustees generally provides that unvested restricted shares will become immediately vested in full if, prior to a vesting date, the participant dies or a change in control occurs while the participant is serving as a Trustee. Any unvested restricted shares will be forfeited automatically if the participant ceases to serve as a Trustee prior to an applicable vesting date.

Fiscal Year 2018 Trustee Compensation

The table below shows individual compensation information for our non-employee Trustees for our fiscal year ended January 31, 2018. Compensation information for Messrs. Wirth and Berg and Ms. Barnhill, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Cynthia Ketcherside	$0	$12,960	$12,960
Leslie T. Kutasi	$0	$12,960	$12,960
Steven S. Robson	$0	$12,960	$12,960
JR Chase	$0	$12,960	$12,960

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended January 31, 2018 and 2017. The Stock Awards were based on a stock price of $2.16 which was the closing price of the Trust’s Shares of Beneficial Interest as of January 31, 2017. The Board of Trustees met on January 24, 2017 and approved the payment.

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our fiscal year 2018. As of January 31, 2018, Messrs. Kutasi, Chase and Robson and Ms. Ketcherside did not hold any unvested Shares. As compensation for our fiscal year 2017, on February 10, 2017, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $13,980 per grant) to each of Messrs. Kutasi and Robson and Ms. Ketcherside.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 9,764,907 Shares of Beneficial Interest issued and outstanding as of May 1, 2018. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Greater-than-Five-Percent Beneficial Owners and
Beneficial Ownership of Trustees, and Executive Officers

Trustees and Executive Officers	Shares Beneficially Owned(1)	Percentage of Outstanding Shares
James F. Wirth(2)	6,715,567	68.77%
Pamela J. Barnhill(3)	281,534	2.88%
Marc E. Berg	64,755	*
Leslie T. Kutasi	36,000	*
JR Chase(4)	12,657	*
Adam B. Remis	12,500	*
Steven S. Robson	314,723	3.22%
Trustees and Executive Officers as a group (eight persons)	7,437,736	76.17%

*	Less than one percent (1.0%).

(1)

Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 1, 2018. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.

(2)

All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for 1,738,476 Shares that are voted separately by Mr. Wirth and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000 of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 3,407,938 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees. Mr. Wirth’s business address is 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020.

(3)	Includes 24,098 Shares held by minor children.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2018:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column

Equity compensation plans approved by security holders	0	$	N/A	1,000,000

Equity compensation plans not approved by security holders	None		None	None

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Chase and Robson are “independent,” as defined by the NYSE AMERICAN’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE AMERICAN’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships or arrangements in fiscal year 2018 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and one hotel owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the one hotel owned by Mr. Wirth are 3% of room revenue and a monthly accounting fee of $2,000 per hotel. On May 1, 2017, the management fees increased to 5% of room revenues. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership. In fiscal years 2018 and 2017, InnSuites Hotels received aggregate fees of $166,015 and $228,177, respectively, for management of the one hotel owned by affiliates of Mr. Wirth. The Trust charges management fees to related parties.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the additional hotel owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels, at no additional charge.

Restructuring Agreements

For information about the restructuring agreements for Albuquerque Suite Hospitality, Tucson Hospitality Properties and Yuma Hospitality Properties, see Notes 3, 4 and 5 of our Consolidated Financial Statements.

Financing Arrangements and Guarantees

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on December 31, 2018. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being $630,000 during the fiscal year ended January 31, 2018. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the fiscal years ended January 31, 2018 was $4,768 of expense and $16,353 of revenue, and for the fiscal year ended January 31, 2017 was $28,911 of expense.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $810,799, and a payable of $145,000 at January 31, 2018 and 2017, respectively, all of which is considered a current receivable and liability.

On July 7, 2015, the Trust’s revolving bank line of credit agreement, with a credit limit of $600,000, was changed to a four-year non-revolving note payable. The non-revolving note payable has a variable interest rate of Wall Street Journal Prime Rate plus a margin of 1% with a floor rate of 5.5%, maturing on July 3, 2019 and monthly payments of $13,978.08. The line is secured by a junior security interest in the Yuma, Arizona property and the Trust’s trade receivables. As of January 31, 2018, the non-revolving note payable balance has been paid in full.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party each in the amount of $500,000 to Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 100% and 42%, respectively, of Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC. Both notes have a due date of June 30, 2017 and accrue interest of 7.0%. During the fiscal year ended January 31, 2018, the Trust received $0 and $16,353 interest income from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2018, the Lending from Affiliate – Related Party balance was $0 and $970,353 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2017, the Lending from Affiliate – Related Party balance was $19,483 and $359,684 from Phoenix Northern Resort, LLC and Tempe/Phoenix Airport Resort LLC, respectively.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels (“IVH”), the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada Corporation with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (“Agreement”). The Agreement requires the funds be used for the purchase of IVH assets. The agreement provides interest only payments for the first 3 months of the term and principal and interest payments for the remaining portion of the loan. The Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of January 31, 2018 and 2017, the business loan balance was approximately $124,000 and $285,000, respectively.

On May 3, 2016, the Trust and Yuma Hospitality Properties Limited Partnership, a subsidiary of the Trust entered into a $350,000 one-year line of credit with RepublicBank AZ, N.A. (the “RepublicBank AZ Agreement”). The Republic Bank AZ agreement includes acceleration provisions upon default. The funds may be used for working capital and is guaranteed by James Wirth, the Trust’s Chairman and CEO, Gail Wirth, the Trust’s Chairman and CEO’s spouse and the Wirth Family Trust Dated July 14, 2006. As of January 31, 2018, the line of credit balance has been paid in full.

On June 20, 2017, the Trust and the Partnership together entered into an unsecured loan of $190,000 with Guy C. Hayden III (“Hayden Loan”). The Hayden loan is due on June 20, 2019 or on demand, whichever occurs first. The Hayden loan accrues interest at 7% and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all of part of these notes without any repayment penalties.

On December 5, 2017, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with varying principal amounts ranging from $25,000 to $100,000 with H. W. Hayes Trust (“Hayes Loans”). The Trust and the Partnership together also entered into two unsecured on-demand $25,000 loans for a total of $50,000 with Lita M. Sweitzer (“Sweitzer Loans”). The total principal amount of the Hayes Loans and the Sweitzer Loans is $475,000. The Hayes Loans and the Sweitzer Loans are due on June 20, 2019 or on demand, whichever occurs first. The Hayes Loans requires from a 0-120 day notification of the demand to repay the loans prior to June 20, 2019. Both the Hayes Loans and the Sweitzer Loans accrue interest at 7.0% per year on the unpaid balance and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all or part of these notes without any repayment penalties.

Other Related Party Transactions

As of January 31, 2018 and 2017, the Trust paid Berg Investment Advisors $46,000 and $0, respectively, for additional consultative services including successfully negotiating refinances of our properties or sale of hotel properties which were rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the fiscal years ended January 31, 2018, and 2017, for professional services rendered by Hall & Company, Inc. and Hartley Moore Accountancy Corporation:

	Hall & Company 2018	Hall & Company 2017
Audit Fees (1)	$80,000	$77,122
Tax Fees	-	-
Other Fees	-	-
Total	$80,000	$77,122

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provide in connection with statutory and regulatory filings and engagements.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the years ended January 31, 2018 and 2017 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

Item 16. FORM 10-K SUMMARY

None.

Exhibit Number	Exhibit

2.1	Real Estate Purchase Agreement, effective July 1, 2015, by and between Tucson Saint Mary’s Suite Hospitality, LLC, as Seller, and Lee & J Hospitality, Inc., as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015).

2.2	Real Estate Purchase Agreement, dated November 3, 2015, by and between Ontario Hospitality Properties LLLP, as Seller, and Bong Choi and/or Assignee, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2015).

2.3	Asset Purchase Agreement, dated January 6, 2016, by and between Vacation Technologies International, Inc. d/b/a International Vacation Hotels, as Seller, and InnSuites Hospitality Trust and IBC Hotels, LLC, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2016).

3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

10.4*	Employment Offer Letter from InnSuites Hospitality Trust to Adam B. Remis, dated March 2, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013).

10.5*	InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018).

10.6*	Form of Nonqualified Stock Option Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.7*	Form of Restricted Share Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.8	Revolving Bank Line of Credit/Promissory Note, dated November 23, 2010, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

Exhibit Number	Exhibit

10.9	Revolving Bank Line of Credit Business Loan Agreement, dated November 23, 2010, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

10.10	Change in Terms Agreement, dated May 12, 2011, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011, filed with the Securities and Exchange Commission on June 3, 2011).

10.11	Change in Terms Agreement, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on May 30, 2012).

10.12	Change in Terms Agreement, dated June 22, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2012).

10.13	Addendum, dated August 27, 2012, to Business Loan Agreement, dated November 23, 2010, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012).

10.14	Change in Terms Agreement, dated September 14, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.15	Change in Terms Agreement, dated June 11, 2013, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, filed with the Securities and Exchange Commission on September 11, 2013).

10.16	Change in Terms Agreement, dated June 23, 2014, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2014).

10.17	Change in Terms Agreement, dated June 15, 2015, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2015).

Exhibit Number	Exhibit

10.18	Change in Terms Agreement and Disbursement Request and Authorization, dated July 7, 2015, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership, and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015).

10.19	Business Loan Agreement, dated August 24, 2012, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and 1st Bank Yuma, as Lender, guaranteed by InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.20	Promissory Note, dated as of August 24, 2012, issued by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of 1st Bank Yuma, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.21	Albuquerque Suite Hospitality LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.22	Addendum to Albuquerque Suite Hospitality LLC Amended Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the Securities and Exchange Commission on April 29, 2016).

10.23	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.24	Tucson Hospitality Properties LLLP Updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LLLP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.25	Amended and Restated Limited Partnership Agreement of Ontario Hospitality Properties, LLLP, dated January 31, 2011, by and among RRF-LP LLC I, as Limited Partner, RRF, Limited Partnership and Rare Earth Financial, LLC, as General Partners, and Ontario Hospitality Properties, LLLP, as the Partnership (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

Exhibit Number	Exhibit

10.26	Business Loan Agreement and Promissory Note, dated August 22, 2014, by and between Ontario Hospitality Properties, LLLP, as Borrower, and Arizona Bank & Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.27	Agreement for Purchase and Sale and Escrow Instructions, dated October 15, 2014, by and between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr., acting in his capacity as Trustee of Trust B under the Hugh M. and SallyAnn Caldwell Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.28	Deed of Trust, dated November 18, 2014, by and among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.29	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.30	Yuma Hospitality Properties LLLP Restructuring Agreement, dated October 24, 2014, by and among Rare Earth Financial, LLC, InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and James F. Wirth (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014).

10.31	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrowers, in favor of Guy C. Hayden, III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.32	Demand/Revolving Line of Credit/Promissory Note, dated December 1, 2014, executed by InnSuites Hospitality Trust and its affiliates, as Borrowers, in favor of Rare Earth Financial, LLC and its affiliates, as Lenders (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.33	Amended Tucson Saint Mary’s Hospitality LLC Restructuring Agreement, dated April 24, 2015 and amended May 30, 2015, by and among InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC and Tucson Saint Mary’s Suite Hospitality LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015).

10.34	Securities Purchase Agreement, dated October 7, 2015, by and between InnSuites Hospitality Trust and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2015).

Exhibit Number	Exhibit

10.35	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015).

10.36	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Charles Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.37	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.38	Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Tempe/Phoenix Airport Resort, LLC, as Borrower, and Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Phoenix Northern Resort LLC, as Borrower (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.39	Security Agreement and Promissory Note, dated January 8, 2016, executed by Pamela Barnhill, as Trustee of InnSuites Hospitality Trust, and IBC Hotels, LLC, as Borrowers, in favor of Laurence Holdings Limited, as Lender and Secured Party (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2016).

10.40	Securities Purchase Agreement, dated January 28, 2016, by and between InnSuites Hospitality Trust and Guy Hayden, III and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2016).

10.41	Business Loan and Promissory Note, dated May 3, 2016, executed by InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2016).

10.42	Business Loan and Security Agreement, dated September 20, 2016, executed by Albuquerque Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2016).

10.43	Business Loan and Security Agreement, dated October 17, 2016, executed by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2016).

10.44	Eight Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of H. W. Hayes Trust, as Lender, and two Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of Lita M. Sweitzer, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016).

Exhibit Number	Exhibit

10.45	Business Loan and Security Agreement, dated December 19, 2016, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2016).

10.46	IBC Bonus Agreement, dated February 15, 2017, by and between InnSuites Hospitality Trust, Pamela Barnhill, Adam Remis and Marc Berg (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2017).

10.47	Amended Yuma Hospitality Properties LLLP Restructuring Agreement, dated February 15, 2017, by and among Rare Earth Financial LLC, InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017).

10.48	Securities Purchase Agreement, dated February 28, 2017, by and between InnSuites Hospitality Trust and Charles Strickland and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017).

10.49	Securities Purchase Agreement, dated May 4, 2017, by and among InnSuites Hospitality Trust, Rare Earth Financial, LLC and Charles E. Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017).

10.50	Purchase and Sale Agreement, effective May 9, 2017, by and between Minkum Investment Group, LLC or Assignee, as Seller, and Ontario Hospitality Properties, LLLP, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

10.51	Change in Terms Agreement, dated May 11, 2017, executive by Ontario Hospitality Properties, LLLP as Borrower, in favor of Arizona Bank & Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on May 15, 2017).

10.52	Promissory Note, dated May 9, 2017, executed by Yuma Hospitality Properties, LLLP as Borrower, in favor of 1st Bank of Yuma, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

10.53	Albuquerque Suite Hospitality Restructuring Agreement – Second Addendum, dated June 19, 2017, executed by InnSuites Hospitality Trust, as Majority Owner, and Rare Earth Financial, LLC, Administrative Member (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.54	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Tempe/Phoenix Airport Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.55	Demand / Revolving Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Rare Earth Financial, LLC. as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

Exhibit Number	Exhibit

10.56	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Phoenix Northern Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.57	Business Loan Agreement, dated June 29, 2017, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of KS State Bank, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2017).

10.58	Securities Purchase Agreement, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Assignment of Partnership Interest Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2017).

10.59	Three Promissory Note Agreements, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Five Promissory Note Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2017).

10.60	Revolving Line of Credit – Promissory Demand Note, dated July 18, 2017, by and between InnSuites Hospitality Trust and RRF Limited Partnership and Chinita Hayden, as Lender, and Promissory Demand Note – Amendment # 1, dated July 18, 2017, between RRF Limited Partnership and Guy Hayden, III, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017).

10.61	Promissory Note, dated August 24, 2017, executed by InnSuites Hospitality Trust, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017).

10.62	Business Loan Agreement, dated October 31, 2017, by and between Yuma Hospitality Properties LLLP, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.63	Business Loan Agreement, dated October 31, 2017, by and between Tucson Hospitality Properties LLLP, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.64	Business Loan Agreement, dated October 31, 2017, by and between Albuquerque Suite Hospitality LLC, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

Exhibit Number	Exhibit

21	Subsidiaries of the Registrant.
23	Consent of Hall & Company Certified Public Accountants & Consultants, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 16, 2018	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2018	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 16, 2018	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2018	By:	/s/ Adam B. Remis
Adam B. Remis, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 16, 2018	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 16, 2018	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 16, 2018	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: May 16, 2018	By:	/s/ JR Chase
JR Chase, Trustee

