Form 10-Q
period 2018-04-30
INNSUITES HOSPITALITY TRUST
filed 2018-06-26
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 01, 2018: 9,582,466

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2018	JANUARY 31, 2018

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,556,934	$4,776,453
Short-Term Investments – Available For Sale Securities	3,000,330	1,000,330
Accounts Receivable, including $25,188 and $15,113 from related parties and net of Allowance for Doubtful Accounts of $27,355 and $28,564 as of April 30, 2018 and January 31, 2018, respectively	433,147	344,108
Advances to Affiliates - Related Party	840,353	970,353
Notes Receivable - Related Party	810,799	810,799
Prepaid Expenses and Other Current Assets	157,505	164,278
Total Current Assets	7,799,068	8,066,321
Property, Plant and Equipment, net	14,777,717	15,011,751
TOTAL ASSETS	$22,576,785	$23,078,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,444,531	$2,211,176
Current Portion of Notes Payable - Related Party	301,530	296,315
Current Portion of Mortgage Notes Payable, net of Discount of $2,628 as of April 20, 2018 and January 31, 2018, respectively	257,601	254,460
Current Portion of Notes Payable to Banks, net of Discount of $3,101 and $3,680 as of April 30, 2018 and January 31, 2018, respectively	103,157	144,185
Current Portion of Other Notes Payable	1,146,995	1,059,349
Current Liabilities of Discontinued Operations	-	86,976
Total Current Liabilities	4,253,814	4,052,461
Notes Payable - Related Party	410,306	494,258
Mortgage Notes Payable, net of discount of $13,211 and $13,868 as of April 30, 2018 and January 31, 2018, respectively	9,434,974	9,499,875
Notes Payable to Banks, net of discount of $4,560 and $4,902 as of April 30, 2018 and January 31, 2018, respectively	803,173	808,028
Other Notes Payable	279,699	104,481
TOTAL LIABILITIES	15,181,966	14,959,103

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,596,215 and 18,572,215 shares issued and 9,644,066 and 9,775,669 shares outstanding at April 30, 2018 and January 31, 2018, respectively	21,814,893	22,333,905
Treasury Stock, 8,946,149 and 8,796,546 shares held at cost at April 30, 2018 and January 31, 2018, respectively	(12,950,864)	(12,662,996)
TOTAL TRUST SHAREHOLDERS’ EQUITY	8,864,029	9,670,909
NON-CONTROLLING INTEREST	(1,469,210)	(1,551,940)
TOTAL EQUITY	7,394,819	8,118,969
TOTAL LIABILITIES AND EQUITY	$22,576,785	$23,078,072

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2018	2017
REVENUE
Room	$3,047,472	$2,710,822
Food and Beverage	22,397	10,968
Management and Trademark Fees	66,929	80,284
Reservation and Convention	311,242	229,247
Other	27,240	22,480
TOTAL REVENUE	3,475,280	3,053,801

OPERATING EXPENSES
Room	786,864	679,786
Food and Beverage	35,965	18,215
Telecommunications	11,417	9,779
General and Administrative	971,677	978,559
Sales and Marketing	464,851	451,661
Reservation Acquisition Costs	351,574	-
Repairs and Maintenance	165,507	133,922
Hospitality	170,638	160,745
Utilities	132,044	120,504
Depreciation	377,738	288,258
Intangible Amortization	-	16,750
Real Estate and Personal Property Taxes, Insurance and Ground Rent	116,734	127,060
Other	6,551	-
TOTAL OPERATING EXPENSES	3,591,560	2,985,239
OPERATING (LOSS) INCOME	(116,280)	68,562
Interest Income	3,632	4
TOTAL OTHER INCOME	3,632	4
Interest on Mortgage Notes Payable	126,048	91,939
Interest on Notes Payable to Banks	15,107	27,805
Interest on Other Notes Payable	36,158	17,909
Interest on Advances to Affiliates - Related Party	-	3,033
TOTAL INTEREST EXPENSE	177,313	140,686
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(289,961)	(72,120)
Income Tax Provision	-	(60,000)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(289,961)	$(132,120)
Discontinued Operations, Net of Non-Controlling Interest	$-	$190,221
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS	$-	$190,221
CONSOLIDATED NET (LOSS) INCOME	$(289,961)	$58,101
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$362,054	$297,870
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(652,015)	$(239,769)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC & DILUTED	$(0.03)	$(0.01)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC & DILUTED	$-	$0.02
NET (LOSS) INCOME PER SHARE TOTAL - BASIC & DILUTED	$(0.03)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	9,476,996	9,792,745

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2018

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2018	9,775,669	$22,333,905	8,796,546	$(12,662,996)	$9,670,909	$(1,551,940)	$8,118,969
Net Income	-	(652,015)	-	-	(652,015)	362,054	(289,961)
Purchase of Treasury Stock	(149,603)	-	149,603	(287,868)	(287,868)	-	(287,868)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	102,824	102,824
Distribution to Non-Controlling Interests	-	-	-	-	-	(257,245)	(257,245)
Reallocation of Non-Controlling Interests and Other	-	124,903	-	-	124,903	(124,903)	-
Balance, April 30, 2018	9,644,066	$21,814,893	8,946,149	$(12,950,864)	$8,864,029	$(1,469,210)	$7,394,819

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THREE MONTHS ENDED
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss) Income	$(289,961)	$58,101
Adjustments to Reconcile Consolidated Net (Loss) Income to Net Cash Provided By Operating Activities:
Stock-Based Compensation	8,100	12,960
Recovery of Uncollectible Receivables	(1,208)	(9,437)
Depreciation	377,738	413,398
Amortization of Intangibles	-	16,750
Amortization of Debt Discounts and Deferred Financing Fees	1,578	16,841
Gain on Disposal of Assets	-	13,806
Changes in Assets and Liabilities:
Accounts Receivable	(87,831)	(445,186)
Prepaid Expenses and Other Assets	6,773	(7,659)
Accounts Payable and Accrued Expenses	146,379	389,410
NET CASH PROVIDED BY OPERATING ACTIVITIES	161,568	458,984

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(143,704)	(654,022)
Purchase of Marketable Securities	(2,000,000)	-
Lendings on Advances to Affiliates - Related Party	(130,000)	-
Collections on Advances to Affiliates - Related Party	260,000	-
NET CASH USED IN INVESTING ACTIVITIES	(2,013,704)	(654,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(62,416)	(130,408)
Payments on Notes Payable to Banks, net of financing costs	(46,805)	(1,689,081)
Borrowings on Notes Payable to Banks, net of financing costs	-	820,000
Lendings on Advances to Affiliates - Related Party	-	(815,000)
Collections on Advances to Affiliates - Related Party	-	536,541
Payments on Line of Credit - Related Party	-	(775,000)
Borrowings on Line of Credit - Related Party	-	632,384
Borrowings on Notes Receivable - Related Party	(78,737)	-
Payments on Other Notes Payable	(34,834)	-
Borrowings on Other Notes Payable	297,698	84,208
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	102,824	1,433,798
Sale of Shares of Beneficial Interest	-	200,000
Distributions to Non-Controlling Interest Holders	(257,245)	(184,450)
Repurchase of Treasury Stock	(287,868)	(18,101)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(367,383)	94,891
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,219,519)	(100,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,776,453	568,396
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,556,934	$468,248

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2018 AND JANUARY 31, 2018

AND FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2018, InnSuites Hospitality Trust (the “Trust”, “we”, “us” or “our”) is a publicly traded company with hotels IHT owns, hotels IHT manages, software IHT develops, software IHT sells, and online loyalty reward-based consumer travel services. The Trust and its shareholders owns interests directly in and through a partnership interest, three hotels with an aggregate of 424 suites in Arizona and New Mexico (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites”. The Trust and its shareholders owns interests directly in IBC Hospitality Technologies and IVHTravel.com.

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.90% and 74.80% interest in the Partnership as of April 30, 2018 and January 31, 2018, respectively. The Trust’s weighted average ownership for the periods ended April 30, 2018 and 2017 was 74.80% and 72.11%. As of April 30, 2018, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 12.79% interest in a Yuma, Arizona hotel property, and a direct 21.15% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

The Trust has received a proposed purchase and sale agreement for IBC. The agreement was received the week of June 11, 2018 from the Obasa Group of Companies, a Canadian entity. The agreement would provide an initial capital infusion, with the balance of the purchase price to be carried by the seller (IHT), over a 60-month period with interest.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC (see Note 6)	20.58%	-
Tucson Hospitality Properties, LLLP	-	51.01%
Ontario Hospitality Properties, LLLP (sold in June, 2017)	99.60%	-
Yuma Hospitality Properties, LLLP (see Note 6)	12.79%	-
Tucson Saint Mary’s Hospitality LLC	-	83.66%
RRF Limited Partnership	74.90%	-
InnSuites Hotels Inc.	100.00%	-
IBC Hotels, LLC (including dba International Vacation Hotels)	99.90%	0.10%

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On April 30, 2018 and January 31, 2018, 218,374 and 250,093 Class A Partnership units were issued and outstanding, representing 1.72% and 1.95% of the total Partnership units, respectively. Additionally, as of April 30, 2018 and January 31, 2018, 2,974,038 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on April 30, 2018 and January 31, 2018, the limited partners in the Partnership would receive 3,192,412 and 3,314,131 Shares of Beneficial Interest of the Trust. As of April 30, 2018 and January 31, 2018, the Trust owns 9,527,448 general partner units in the Partnership, representing 74.90% and 74.80% of the total Partnership units, respectively.

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

As of April 30, 2018, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $811,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2018. As of June 15, 2018, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $811,000.

As of January 31, 2018, the Trust had an Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through June 30, 2018. As of April 30, 2018, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $840,000. As of June 15, 2018, the amount receivable from the Advance to Affiliate credit facility was approximately $840,000.

With approximately $5,557,000 of cash and short term investments, as of April 30, 2018, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of the combined $1,000,000 Advance to Affiliate credit facilities, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of January 31, 2018, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information related to the Trust’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Trust’s annual consolidated financial statements for the year ended January 31, 2018, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Trust’s Form 10-K for the year ended January 31, 2018.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

● In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Operations rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. It will be effective for us beginning in February 2018 and should be applied prospectively, with certain cumulative effect adjustments. Early adoption is permitted. The Trust has adopted this guidance on its consolidated financial statements and we believe no material impact exists at this time.

● In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Trust is currently evaluating the impact of the adoption of ASU 2016-02 on the Trust’s consolidated financial statements.

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

The Trust has evaluated the impact of the new standard on its financial results based on an inventory of the Trust’s current contacts with customers. The Trust has obtained an understanding of the new standard and starting February 1, 2018, the Trust changed its accounting policy to record prepaid reservations on a net basis. Upon adoption of the new standard, for the Trust there is no effect on retained earnings.

The Trust will continue to evaluate the impact of ASU No. 2014-09 on our financial results with the adoption of the standard on February 1, 2018, including its internal processes and control environment for new requirements under the new standard. The standard allows for both retrospective and of adoption. The Trust has adopted the modified retrospective method.

This ASU has become effective for the Trust beginning interim period February 1, 2018. Based on our evaluation of the new revenue recognition standard the Trust presents revenue on a net basis for the period ending April 30, 2018.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management impaired these assets during the fiscal year 2018, and has determined that no further impairment is required of long-lived assets for the fiscal period ending April 30, 2018.

Management applies guidance ASC 350-40 Intangibles – Computer Software Developed or Obtained for Internal Use, to determine whether it should capitalize internal use software developed for our IBC Technologies division. Under ASC 350-40, Management determined that some of the internal-use software can possible be capitalized during the application development stage of development. The application development stage of development includes software configuration, software interfaces and coding. Management has capitalized internally developed software that meets the application development stage of development. Internally developed software is capitalized over the estimated useful life, which is 5 years.

REVENUE RECOGNITION

ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers” is effective for reporting period after January 1, 2018. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

Hotel and Operations:

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

IBC Technologies Division

This ASU will have become effective for the Trust beginning interim period February 1, 2018. Based on our evaluation of the new revenue recognition standard the Trust presents revenue on a net basis for the period ending April 30, 2018.

ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers) is effective for reporting period after January 1, 2018.

●	International Vacation Hotels Travel (“IVH”) Transactional Business to Consumer (“B-to-C”) Revenues

●	IVH Collect - IVH will charge the guests in full on booking and remit the payments to the Hotel for all completed stays for rates contracted less the agreed upon commission. Wire and ACH fees will be paid by the Hotel as applicable.

●	When credit card remittances are received:

●	The amount due to the property recorded as a payable to the property, including credit card fees;
●	If the arrival is confirmed in the current period … revenue is recognized;
●	If the arrival is beyond the current period, the revenue is deferred until arrival is confirmed, then recognized in that period;
●	If the booking is cancelled, property’s policy dictates and varies by property.

●	Refundable portion is returned to the credit card holder of record on the original booking;
●	If a non-refundable portion exists, that is remitted to the property less contracted commission and credit card fees.

●	Hotel Collect - the Hotel will charge the guests in full upon arrival and IVH will invoice the Hotel at the end of each month the agreed upon commission for the hotel guest stays completed.

●	Upon notification/confirmation of arrival the property is billed, A/R created, and revenue recognized

●	Split - Guest pays deposit to IVH equal to the commission, provides credit card details and pays the balance to the Member upon arrival.

●	When credit card remittances are received:

●	If the arrival is confirmed in the current period … revenue is recognized,
●	If the arrival is beyond the current period, the revenue is deferred until arrival is confirmed, then recognized in that period,
●	If the booking is cancelled, property’s policy dictates and varies by property.

●	Refundable portion of the deposit amount (if any) is returned to the credit card holder of record on the original booking;
●	If a non-refundable portion exists, that is remitted to the property less contracted commission and credit card fees.

●	IBC Business to Business (“B-to-B”) Revenues

●	SaaS Revenue – SaaS revenues which include CRS and digital marketing services are billed on a monthly basis and paid for by the individual hotel properties the following month services are provided.

●	Revenues are accrued/recognized in the month as earned, billed the following month.

●	Pass-thru Reservations – IBC Hospitality Technologies receives a monthly fee to property to provide a CRS and Booking engine to each of our member hotels.

●	Revenues are accrued/recognized in the month as earned, billed the following month.

●	Digital Marketing revenues – Performance of professional services on a fixed price monthly basis.

●	Billed at first of month and recognized in current month.

(LOSS) INCOME PER SHARE

Basic and diluted (loss) income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,192,412 Shares of the Beneficial Interest, as discussed in Note 1.

For the periods ended April 30, 2018 and 2017, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,192,412 and 3,684,069 in addition to the basic shares outstanding for the periods ended April 30, 2018 and 2017, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during the periods ended April 30, 2018 and 2017, and are excluded in the calculation of diluted loss per share for these periods as their effected would be anti-dilutive.

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

The Trust has $2 million invested in Level 1 short-term bonds during the period ended April 30, 2018, and had no other assets or liabilities carried at fair value on a recurring basis and had no fair value re-measurements during the period ended April 30, 2017.

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

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the three months ended April 30, 2018, the Trust recognized expenses of $8,100 related to stock-based compensation. The Trust issued 18,000 restricted shares with a total market value of $32,400 in the first fiscal quarter of fiscal year 2019 as compensation to its three outside Trustees for fiscal year 2019. On a monthly basis through January 31, 2019, these shares vest at a rate of approximately 500 shares for each outside Trustee.

The following table summarizes restricted share activity during the three months ended April 30, 2018:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance of unvested awards at January 31, 2018	-	-
Granted	18,000	$2.16
Vested	(4,500)	$2.16
Forfeited	-	-
Balance of unvested awards at April 30, 2018	13,500	$2.16

4. RELATED PARTY TRANSACTIONS

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on June 30, 2019. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of April 30, 2018 and January 31, 2018, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $811,000, respectively. As of June 15, 2018, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was approximately $811,000.

As of January 31, 2017, the Trust had an available Affiliate credit facility with a maximum borrowing/lending capacity of $500,000 to Tempe/Phoenix Airport Resort LLC. On June 19, 2017, the Board changed the terms of Tempe/Phoenix Airport Resort LLC Affiliate credit facilities by increasing the borrowing capacity to $1,000,000 and changed the Maturity Date from June 30, 2017 to June 30, 2019, bears interest at 7.0% per annum for both a payable and receivable. On June 19, 2017, the Board terminated the Phoenix Northern Resort, LLC Affiliate credit facility. As of April 30, 2018 and January 31, 2018, the Trust had an amount receivable of approximately $840,000 and $970,000, respectively. As of June 15, 2018, the outstanding net balance receivable on the available Affiliate credit facility was approximately $840,000.

As of April 30, 2018 and January 31, 2018, Mr. Wirth and his affiliates held 2,974,038 and 3,064,038 Class B Partnership units, which represented 25.38% and 23.86% of the total outstanding Partnership units. As of April 30, 2018 and January 31, 2018, Mr. Wirth and his affiliates held 7,048,462 and 6,939,429 respectively, Shares of Beneficial Interest in the Trust, which represented 73.09% and 70.99%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the three months ended April 30, 2018, Mr. Wirth’s affiliates paid the Trust $60,928 for management and licensing fees.

Besides Ms. Pamela Barnhill, the Trust also employs one immediate family member of Mr. Wirth who provides technology and administrative support services to the Trust, receiving a $60,000 yearly salary.

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

See Notes 3, 4, 5, 11 and 27 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” “Sale of Ownership Interests in Yuma Hospitality Properties Subsidiary,” “Other Related Party Transactions,” and “Subsequent Events,” respectively, in our Form 10-K Annual Report filed with the SEC on May 16, 2018 and below in Note 6 – “Sale of Ownership Interests in Subsidiaries” for further description of the Trust’s related party transactions.

5. NOTES PAYABLE

On August 24, 2012, the Yuma entity entered into a $5,500,000 mortgage loan with 1st Bank Yuma to refinance the then existing term debt. The mortgage loan calls for a 10 year maturity date and an interest rate of the Wall Street Journal Prime Rate plus one percentage point, with a floor of 5.0% per year. Prepayment fees exist for refinancing this debt with another lender until the maturity date. As of April 30, 2018, the mortgage loan balance was approximately $4,793,000, net of a discount of approximately $10,000.

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest- only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of April 30, 2018, the business loan balance was approximately $83,000, net of a discount of approximately $2,000.

On May 11, 2017, Yuma Hospitality Properties, LLLP entered into a $850,000 Promissory Note Agreement (“Yuma Loan Agreement”) as a credit facility to replenish funds for the hotel remodel with 1st Bank of Yuma Arizona Bank & Trust with a maturity date of September 1, 2022. The Yuma Loan Agreement has an initial interest rate of 5.50% with a variable rate adjustment equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.50% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of April 30, 2018, the Promissory Note balance was approximately $824,000, net of a discount of approximately $6,000.

On June 29, 2017, Tucson Hospitality Properties, LLLP, a subsidiary of InnSuites Hospitality Trust, entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of April 30, 2018, the Tucson Loan was approximately $4,899,000, net of a discount of approximately $5,000.

Scheduled minimum payments of debt, net of debt discounts, as of April 30, 2018 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE TO BANK	OTHER NOTES PAYABLE	TOTAL

Remainder of 2019	$190,401	$97,715	$1,112,333	$1,400,449
2020	267,441	21,625	158,136	447,202
2021	278,588	22,868	140,491	441,947
2022	295,336	22,552	15,734	333,622
2023	4,333,180	741,570	-	5,074,750
Thereafter	4,327,629	-	-	4,327,629

	$9,692,575	$906,330	$1,426,694	$12,025,599

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

During the three months ended April 30, 2018, there were 13.50 Class A units sold for $135,000 ($10,000/unit), of which 13.50 came from the Trust’s Class B units, and no C units of the Albuquerque entity sold. As of April 30, 2018 and January 31, 2018, the Trust held a 20.58% and 22.83% ownership interest, or 123.50 and 137 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other third parties held a 79.25% interest, or 475.50 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired.

During the three months ended April 30, 2018, there were no Class A, B or C units of the Tucson entity sold. As of April 30, 2018 and January 31, 2018, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.6% interest, or 385 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired.

During the three months ended April 30, 2018, there were no Class A, B or C units of the Yuma entity sold. As of April 30, 2018, the Trust held a 12.79% ownership interest, or 102.30 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.63% interest, or 5 Class C units, and other parties held a 86.59% interest, or 692.70 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three months ended April 30, 2018, the priority distributions were paid for the three months ended January 31, 2018, and no priority distributions were accrued for the three months ended April 30, 2018.

7. VARIABLE INTEREST ENTITIES

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

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $177,313 and $205,036 in cash for interest for the three months ended April 30, 2018 and 2017, respectively for continuing operations. No cash was paid for taxes for the three months ended April 30, 2018 and 2017.

9. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease that expires in 2058. Total expense associated with the non-cancelable ground lease for the three months ended April 30, 2018 and 2017 was approximately $38,000 and $37,000, respectively.

On August 4, 2017, the Trust entered into a five year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90-day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 – 5 of the lease term, respectively.

Future minimum lease payments under the non-cancelable ground leases are as follows:

Fiscal Year Ending
Remainder of FY 2019	123,507
FY 2020	167,225
FY 2021	170,448
FY 2022	173,864
FY 2023	144,565
Thereafter	5,473,313
Total	6,252,922

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was $0 as of April 30, 2018 and January 31, 2018.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all three of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $63,000 and $62,000 for the three months ended April 30, 2018 and 2017, respectively.

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

Information relative to the Trust’s reportable segments for operations, for which there is no intersegment revenues, is as follows:

CONSOLIDATED BALANCE SHEET	PERIOD ENDED APRIL 30, 2018
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$21,599,845	$976,940	$22,576,785
Total Liabilities	10,690,893	4,491,073	15,181,966
Fixed Assets, Net	14,352,396	425,321	14,777,717

CONSOLIDATED BALANCE SHEET	YEAR ENDED JANUARY 31, 2018
	Hotel Operations & Corporate Overhead	IBC Developments	Total
Total Assets	$22,201,935	$876,137	$23,078,072
Total Liabilities	9,897,562	5,061,541	14,959,103
Fixed Assets, Net	14,586,879	424,872	15,011,751

CONSOLIDATED STATEMENT OF OPERATIONS	THREE MONTHS ENDED APRIL 30, 2018
	Hotel Operations & Corporate Overhead	IBC Hospitality	Total
Total Revenue	$3,130,320	$344,960	$3,475,280
Operating Income (Loss)	429,592	(545,872)	(116,280)

CONSOLIDATED STATEMENT OF OPERATIONS	THREE MONTHS ENDED APRIL 30, 2017
	Hotel Operations & Corporate Overhead	IBC Hospitality	Total
Total Revenue	$2,809,592	$244,209	$3,053,801
Operating Income (Loss)	383,230	(314,668)	68,562

11. SUBSEQUENT EVENTS

The Trust has received a proposed purchase and sale agreement for IBC. The agreement was received the week of June 11, 2018 from the Obasa Group of Companies, a Canadian entity. The agreement would provide initial capital infusion, with the balance of the purchase price to be carried by the seller (IHT), over a 60-month period with interest.

On June 1, 2018 the Trust entered into a Note Payable with an investor for $177,000. The Note Payable has a maturity date of May 31, 2021 and is related to the sale of 60,000 shares of IHT Stock. The note payable is due in equal payments with 7% interest per annum. No prepayment penalty exists.

We currently have our Yuma, Arizona property listed with a specific hotel sale broker. An offering memorandum was issued the week of June 11, 2018, and was widely circulated.

The Trust declared a dividend on June 19, 2018, of $0.01 per share payable on July 31, 2018 to shareholders of record as of July 16, 2018, continuing an uninterrupted 48-year history of annual dividends.

As reported in IHT’s current report on form 8-K filed June 15, 2018, the IHT Board elected James Wirth founder, Chairman and CEO to the additional position of IHT President to further streamline operations. In addition, the Board promoted Craig Miller, Director of Finance, to the position of CFO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2018.

OVERVIEW

We are engaged in the ownership, operation and support of hotel properties. At April 30, 2018, the Trust had three moderate and full-service hotels with 424 hotel suites. All of our Hotels are branded through membership agreements with Best Western. All Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals, and the operation of a reservation system.

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

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels, a wholly-owned subsidiary of the Trust. As of April 30, 2018, IBC Hotels provided services to approximately 2,000 hotels.

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

HOTEL OPERATIONS

Our strategic plan for our hotel operations is to obtain the full benefit of our real estate equity and to migrate our focus from a hotel owner to a hospitality service company by expanding our trademark license, management, reservation, and advertising services, through IBC Hotels.

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

The table below lists the Hotel properties, their respective carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,959,751	$-	$7,000,000
Tucson Oracle	7,509,974	4,899,378	15,500,000
Yuma	4,748,660	4,793,197	16,500,000
	$14,218,385	$9,692,575	$39,000,000

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

We experienced stronger economic conditions during fiscal year 2018, and we continue to anticipate that a steady economy will exist during all of 2019. We expect the major challenge for fiscal year 2019 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. We believe that we have positioned the Hotels to remain competitive through refurbishment, by offering a relatively large number of two-room suites at each location and by maintaining a robust complementary guest Internet access system.

At April 30, 2018, we owned through our sole general partner’s interest in the Partnership a direct 20.58% interest in the Albuquerque, New Mexico Hotel, a 12.79% direct interest in the Yuma, Arizona Hotel. Additionally, at April 30, 2018, we, together with the Partnership, owned a 51.01% interest in a hotel located in Tucson, Arizona. At April 30, 2017, we owned through our sole general partner’s interest in the Partnership a direct 50.91% interest in the Albuquerque, New Mexico Hotel, and a 32.11% direct interest in the Yuma, Arizona Hotel. Additionally, at April 30, 2017, we, together with the Partnership, owned a 51.01% interest in a hotel located in Tucson, Arizona.

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

International Vacation Hotels Travel (“IVH”) Transactional Business to Consumer (“B-to-C”)

There are three (3) B-to-C revenue streams, where IVH provides a proprietary internet website or customized proprietary internet landing pages for each of the hotel properties. IVH’s customer base is the Guests who are booking the reservations, not the hotels that are contracted with IBC. Guests go to IBC’s managed web pages to ultimately purchase their hotel accommodations using the proprietary IBC booking engine or visit www.ivhtravel.com or www.ibcinncentives.com. IVH obtains the guests from a variety of demand channels including direct marketing, retargeting, meta sites and direct internet searches. Guests typically book their travel accommodations on either the home page of www.ivhtravel.com or www.ibcinncentives.com a customized landing page for meta-mid funnel reservations.

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

Guests book using the proprietary IBC booking engine either directly on ivhtravel.com or a customized landing page or website or www.ibcinncentives.com or white label solution, IVH is the merchant of record, and assumes the overall liability and risk of the transaction where the financial institution holds the merchant of record liable to process the payments correctly from our guests. Per the network requirements, guests are made to be aware that they are purchasing from IVH as our website branding, customized guest confirmations, reminder guest email communications, logos, privacy information, terms of use clearly describe IBC/IVH policies, including 24-hour reservations support.

The 24/7/365 reservation service IVH provides a service where guests can call, email or chat via their website with a reservations agent to answer any questions about the accommodations or reservation. Inquiries are generated from either the confirmation details provided to the guest or our website which lists our phone number, email and chat services. These inquires go directly to our IVH reservation service line, not the individual hotel properties.

IBC Business to Business (“B-to-B”)

Additionally, IBC is a technology solutions provider to the global travel and tourism industry. IBC spans the breadth of the global travel ecosystem, providing key software and services to a broad range of travel suppliers and travel buyers. One of the main significant differences between our IBC Technologies division and our IVH business is that IBC Technology division’s customer is the hotel property and not the guest. IBC’s customer base is the Hotel Properties, not the guests who are staying at the hotel properties.

A summary of our IBC Hospitality B-to-B Technologies and Services includes:

●	Recurring proprietary software services revenues (central reservation system (CRS), channel manager services, reselling “white-label” IBC software, and aggregator switch services)
●	Digital Marketing Services – Retargeting, Search Engine Marketing (“SEM”) (Management plus a % of advertisement spend), Email Marketing and Social Media services
●	Meta services – official listings on meta including transactional and % of advertisement spend along with IVH meta channel on various providers and optimization of digital marketing budgets
●	Patent-pending Loyalty rewards services sold to hotels as a % of bookings
●	Website creation – either monthly fee or one-time expenses plus monthly hosting fees

For an independent hotel property who does not have the technical staff or skills, marketing their hotel property on the internet is a daunting task. IBC Hospitality Technologies provides the property a proven marketing system that will grow their online presence and drive directs reservations to the hotels website and booking engine. Online search is the most popular way for travelers to find hotels with 80% of all hotel bookings beginning with Google and other providers. IBC Digital Marketing Services provides member hotels an opportunity to be in front of travelers needing to book their hotel accommodations.

The Software as a Service (“SaaS”) revenues include website creation, proprietary booking engine, loyalty rewards and a CRS. Also, these hotels receive a small amount of digital marketing retargeting and meta services included in their monthly revenue fees, when appropriate and when we can determine that an appropriate return on investment (“ROI”) will be provided.

Digital marketing services includes retargeting advertising as an example. Retargeting, also known as remarketing, is a form of online advertising. Digital marketing assists the IBC member hotel, who has signed up for this service; generate additional revenues by keeping the hotel in front of bounced traffic after they leave our website. For most websites, only 2% of the web traffic converts on the first visit. Retargeting is a tool designed to help hotels reach 98% of guests who don’t book their hotel accommodations on their first visit. IBC, on behalf of the contracted member hotel, purchases “clicks” from various online resources to generate additional demand for the hotel property. IBC reviews complex demographic data to target and accurately pinpoint potential guests to advertise to; thus IBC not only purchases advertising space, but also provides a value added service thru various marketing optimization methods.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 filed with the SEC on May 16, 2018, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies which has not changed in the period ended April 30, 2018. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

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

On June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust has recognized a gain of approximately $11.4 million on its consolidated statement of operations for the fiscal year ended January 31, 2018. In each of the three (3) last reporting periods, April 30, 2018, January 31, 2018, and October 31, 2017, the Trust Shareholder’s Equity was in excess of $8.1 million, which exceeds the minimum requirements of the NYSE American Company Guide.

On January 11, 2018, the Trust received a letter from the NYSE American LLC informing us that the Trust is back in compliance with all of the NYSE American LLC continued listing standards set forth in Part 10 of the NYSE American LLC Company Guide. Specifically, the Trust has resolved the continued listing deficiencies with respect to Section 1003(a)(iii) of the Company Guide reference in the Exchange’s letters dated January 19, 2017.. The Trust will be subject to ongoing review for compliance with NYSE American LLC requirements as part of the Exchange’s routine monitoring.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three months ended April 30, 2018 and 2017 is as follows:

	Three Months Ended April 30,
	2018	2017
Net loss attributable to controlling interests	$(652,015)	$(239,769)
Add back:
Depreciation	377,738	413,398
Interest expense	177,313	205,036
Taxes	-	60,000
Less:
Interest Income	(3,632)	(4)
Adjusted EBITDA	$(100,596)	$438,661

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

A reconciliation of net loss attributable to controlling interests to FFO for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30,
	2018	2017
Net loss attributable to controlling interests	$(652,015)	$(239,769)
Add back:
Depreciation	377,738	413,398
Non-controlling interest	(362,054)	(297,870)
FFO	$(636,331)	$(124,241)

RESULTS OF OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the first three months of fiscal year 2019, occupancy increased 4.03% to 75.81% from 71.78% in the first three months of the prior fiscal year. ADR increased by $4.17, or 4.2%, to $92.42 during the first three months of fiscal year 2019 from $88.25 in the first three months of fiscal year 2018. The increased occupancy and the increased ADR resulted in an increase in REVPAR of $7.51, or 10.2%, to $80.76 in the first three months of fiscal year 2019 from $73.25 in the first three months of fiscal year 2018. Our property in Yuma, Arizona during the prior fiscal year had significant improvements, resulting in an improved product that was able to increase its occupancy and rates which allowed an increase in our overall revenues for the first three months of fiscal year 2019 compared with the first three months of fiscal year 2018. While we anticipate rate and occupancy levels to continue to improve during the rest of fiscal year 2019 due to slowly improving economic and travel industry conditions.

The following table shows certain historical financial and other information for the periods indicated

	For the Three Months Ended
	April 30,
	2018	2017
Occupancy	87.39%	83.00%
Average Daily Rate (ADR)	$92.42	$88.25
Revenue Per Available Room (REVPAR)	$80.76	$73.25

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2018 COMPARED TO THE THREE ENDED APRIL 30, 2017

A summary of total operating results of the Trust for the three months ended April 30, 2018 and 2017 is as follows:

	2018	2017	Change	% Change
Total Revenue	$3,475,280	$3,053,801	$421,479	14%
Operating Expenses	(3,591,560)	(2,985,239)	(606,321)	(20%)
Operating (Loss) Income	(116,280)	68,562	(184,842)	(269.6%)
Other Income	3,632	4	3,628	90,700%
Interest Expense	(177,313)	(140,686)	(36,627)	(26%)
Income Tax Provision	-	(60,000)	60,000	100.0%
Consolidated Net Loss	(289,961)	(132,120)	(157,841)	(119.5%)

A summary of operating results by segment for the three months ended April 30, 2018 and 2017 is as follows:

	2018	2017
	Hotel Operations & Corporate Overhead	Hotel Operations & Corporate Overhead	Change	% Change
Total Revenue	$3,130,320	$2,809,592	$320,728	11%
Operating Expenses	(2,700,728)	(2,426,362)	(274,366)	11.3%
Operating Income	429,592	383,230	46,362	12%
Other Income	3,632	4	3,628	90,700%
Interest Expense	(174,762)	(134,928)	(39,834)	30%
Income Tax Provision	-	(60,000)	60,000	100%
Net Income	$258,462	$188,306	$70,156	37%

27

	2018	2017
	IBC Hospitality	IBC Hospitality	Change	% Change
Total Revenue	$344,960	$244,209	$100,751	41%
Operating Expenses	(890,832)	(558,877)	(331,955)	(59%)
Operating Loss	(545,872)	(314,668)	(231,204)	(73%)
Interest Expense	(2,551)	(5,758)	3,207	56%
Net Loss	$(548,423)	$(320,426)	$(227,997)	(71%)

REVENUE

Hotel Operations & Corporate Overhead Segment

For the three months ended April 30, 2018, we had total revenue of approximately $3,130,000 compared to approximately $2,809,000 for the three months ended April 30, 2017, an increase of approximately $320,728. With an improved and renovated hotel property at our Yuma, Arizona market, we realized an overall 12% increase in room revenues during the first three months of fiscal year 2019 as room revenues were approximately $3,047,000 for the first three months of fiscal year 2019 as compared to approximately $2,711,000 during the first three months of fiscal year 2018. Food and beverage revenue was approximately $22,000 for the first three months of fiscal year 2019 as compared to approximately $11,000 for the first three months of fiscal year 2018, an increase of approximately $11,000. During the remainder of fiscal year 2019, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 16% decrease in management and trademark fee revenues during the first three months of fiscal year 2019 as management and trademark revenues were approximately $67,000 during the first three months of fiscal year 2019 as compared to approximately $80,000 during first three months of fiscal year 2018. During the remainder of fiscal year 2019, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

IBC Hospitality Segment

For the three months ended April 30, 2018, we had total revenue of approximately $344,000, a decrease of 17% as compared to approximately $244,000 for the three months ended April 30, 2017. Comparative revenues for fiscal year 2019 to 2018 are impacted by the adoption of ASU 2014-09 (Topic 606) which was effective for reporting period after February 1, 2018. This adoption now requires revenues to be reported at net value versus gross value for 2018. The impact of the adoption for 2018 was a $82,000 reduction to gross revenue for the current period ending April 30, 2018. A comparison of revenue, gross-to-gross, would show $426,000 compared to $416,000, a 2.4% increase for the periods ending April 30, 2018 and April 30, 2017, respectively.

During the first three months ended April 30, 2018, we continued building out the IBC software, expanded digital marketing services and sales efforts. Specifically, focus was centered on driving direct bookings to increase hotel’s net REVPAR including the patent-pending loyalty rewards program, central reservations system (CRS), booking engine, retargeting and meta software and services.

EXPENSES

Hotel Operations & Corporate Overhead Segment

Total operating expenses were $2,700,000 for the three months ended April 30, 2018, reflecting an increase of approximately $274,000 compared to total operating expenses of approximately $2,426,000 for the three months ended April 30, 2017. The increase was primarily due to an increase in occupancy resulting in an increase in operating expenses for our rooms, and depreciation of capital expenses due to product improvement plans (PIP).

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $787,000 for the three months ended April 30, 2018 compared to approximately $680,000 for the three months ended April 30, 2017, approximately a $107,000, or 16%, increase in costs. With increased occupancy at several of our hotel properties, we incurred additional room expenses which was anticipated and planned. Management anticipates this will be consistent for the remainder of fiscal year 2018.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small banquet events. For the first three months ended April 30, 2018, food and beverage expenses were approximately $36,000 as compared to approximately $18,000 for the first three months ended April 30, 2017, a increase of approximately $18,000, or 100%. The increase during the first three months of fiscal year 2019 as compared to the first three months of fiscal year 2018 corresponded with an increased amount of demand.

Telecommunications expense, consisting of telephone and Internet costs for the first three months ended April 30, 2018 were approximately $11,000 as compared to approximately $10,000 for the first three months ended April 30, 2017. Telecommunications expenses increased in fiscal year 2018 due to additional internet costs incurred at our Best Western properties, for guest Wi-Fi services. Management anticipates this will be consistent for the remainder of fiscal year 2019.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $972,000 for the three months ended April 30, 2018 decreased approximately $140,000 from approximately $979,000 for the three months ended April 30, 2017 primarily due to decrease in overhead and closer monitoring of spending. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Sales and marketing expense increased approximately $13,000, or 1.0%, to approximately $465,000 for the three months ended April 30, 2018 from approximately $452,000 for the three months ended April 30, 2017. The increase was consistent with the growth in revenues.

Repairs and maintenance expense was approximately $166,000 for the three months ended April 30, 2018 from approximately $134,000 reported for the three months ended April 30, 2017, a difference of $32,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Hospitality expense increased by approximately $10,000, or 0.1%, from $161,000 for the three months ended April 30, 2017 to approximately $171,000 for the three months ended April 30, 2018. The increase was primarily due to the increased occupancy at our hotel properties.

Utility expenses increased by approximately $11,000 from approximately $121,000 reported for the three months ended April 30, 2017 compared with approximately $132,000 for the three months ended April 30, 2018. The properties had increased occupancy which incurred higher utility costs.

Hotel property depreciation expense decreased to approximately $377,000 for the three months ended April 30, 2018 as compared to approximately $391,000 for the three months ended April 30, 2017, a decrease of approximately $14,000. The change is a combination of increased depreciation due to our property improvements, and the high depreciation expense from the prior year period due to the re-classification of properties from assets held for sale to continuing operations .

Real estate and personal property taxes, insurance and ground rent expense decreased by approximately $40,000, from approximately $157,000 for the three months ended April 30, 2017 to approximately $117,000 for the three months ended April 30, 2018.

Interest expenses were approximately $177,000 for the three months ended April 30, 2018, an decrease of approximately $28,000 from the interest expenses for the three months ended April 30, 2017 of approximately $205,000. The decrease was primarily due to the refinancing of Yuma, AZ property.

Income tax provision was $-0- for the three months ended April 30, 2018, a decrease of $60,000 from approximately $60,000 of income tax provision for the three months ended April 30, 2017.

IBC Hospitality Segment

Total expenses, which are comprised primarily of general and administrative, sales and marketing expense, cost of reservations was approximately $890,000 for the three months ended April 30, 2018 as compared to approximately $559,000 for the three months ended April 30, 2017, an increase of approximately 57%.

General and administrative expenses include overhead charges for management, accounting, travel and consultative services. General and administrative expenses of approximately $228,000 for the three months ended April 30, 2018 decreased approximately $136,000 from approximately $364,000 for the three months ended April 30, 2017. Management anticipates the reduced run-rate will be consistent for the remainder of fiscal year 2019. Some of the costs classified as general and administrative in the prior year period, related to personnel, are now classified as sales and marketing, as people have reassigned to the sales and marketing effort.

Sales and marketing expense increased approximately $247,000, to approximately $250,000 for the three months ended April 30, 2018 from approximately $3,000 for the three months ended April 30, 2017. The increase is due a high investment in digital marketing. Management believes this quarter’s investment will yield a considerable return on investments remainder of fiscal year 2019.

IBC depreciation expense increased $40,000 from approximately $17,000 for the three months ended April 30, 2017 as compared to approximately $57,000 for the three months ended April 30, 2018. The change occurred as additional depreciation expenses are incurred as software development is capitalized.

During the first three months ended April 30, 2018, we continued building out the IBC software, expanded digital marketing services and sales efforts. Specifically, focus was centered on driving direct bookings to increase hotel’s net REVPAR including the patent-pending loyalty rewards program, central reservations system (CRS), booking engine, retargeting and meta software and services.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be steady during this coming year; capital improvements will decrease from the prior year.

With approximately $5,557,000 of cash and short term investments as of April 30, 2018 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

Net cash provided by operating activities totaled approximately $162,000 during period ended April 30, 2018 as compared to approximately $459,000 during the period ending April 30, 2017. Consolidated net loss was approximately $290,000 for the year ended April 30, 2018 as compared to consolidated net income for the fiscal year ended April 30, 2017 of approximately $58,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Net cash used by investing activities totaled approximately $2,014,000 for the period ended April 30, 2018 compared to net cash used in investing activities of approximately $654,000 for the period ended April 30, 2017. The increase in net cash used by investing activities during period ending April 30, 2018 was due to the purchased of $2.0 million of marketable securities.

Net cash used by financing activities totaled approximately $367,000 for the period ended April 30, 2018, compare to cash provided of approximately $95,000 for the period ended April 30, 2017. The change of $462,000 is attributable to repurchases of treasury stock of approximately $288,000, distributions to Non-controlling interest holders of approximately $257,000, offset by reduced payments on Notes Payable to Banks and Principal Payments on Mortgage Notes Payable.

Principal payments on mortgage notes payables was approximately $62,000 and approximately $130,000 during the periods ended April 30, 2018 and 2017, respectively. Payments on notes payable to banks was approximately $46,000 and approximately $1,689,000 during the periods ended April 30, 2018 and 2017.

For the period ended April 30, 2018, payments on line of credit – related party netted against borrowings on line of credit – related party was approximately $-0- of net cash used by financing activities as compared to approximately $143,000 of net cash provided by in financing activities for the three months ended April 30, 2017.

Payments on notes payables – related party netted against borrowings on note payable – related party was approximately $113,000 of net cash used and approximately $-0- of net cash provided by financing activities during the period ended April 30, 2018 and 2017, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased significantly by approximately $1,332,000 as sales of non-controlling ownership interest was approximately $103,000 for the period year ended April 30, 2018 and approximately $1,434,000 for the period ended April 30, 2017. During the period ended April 30, 2017, we primarily sold additional non-controlling interests in our Yuma, Arizona and Albuquerque, New Mexico property subsidiaries. In addition, we had sale of IHT stock of $200,000 in the period ending April 30, 2018 and no sales of our IHT stock for the three months ended April 30, 2017.

During the period ended April 30, 2018, our distributions to non-controlling interest holders was approximately $257,000 compared with approximately $184,000 for the period ended April 30, 2017.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of April 30, 2018 and 2017, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” These amounts are capitalized and depreciated over their estimated useful lives, and classified under Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet.

We have minimum debt payments, net of debt discounts, of approximately $1,400,000 and approximately $447,000 due during fiscal years 2019 and 2020, respectively. Minimum debt payments due during fiscal year 2019 include approximately $190,000 of mortgage notes payable, approximately $98,000 notes payable to bank, approximately $1,112,000 of other notes payable secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

NET LOSS BEFORE INCOME TAX PROVISION, DISCONTINUED OPERATIONS AND GAIN ON DISPOSAL OF ASSETS

We had a consolidated net loss before income taxes provision and discontinued operations of approximately $289,000 for the three months ended April 30, 2018, compared to approximately $132,000 for the three months ended April 30, 2017.

Net loss from continued operations per share – basic and diluted was ($0.03) and ($0.01) for the three months ended April 30, 2018 and 2017, respectively.

Net income from discontinued operations per share – basic and diluted was $0.00 for the three months ended April 30, 2018 and $0.02 for the three months ended April 30, 2017.

Net (loss) income per share total – basic and diluted was ($0.03) and $0.01 for the three months ended April 30, 2018 and 2017, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the three months ended April 30, 2018, the Trust acquired 149,603 Shares of Beneficial Interest in open market transactions at an average price of $1.92 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 512,514 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

February 1 - February 28, 2018	8,455	$1.79	8,455	653,662
March 1 - March 31, 2018	141,148	$1.93	141,148	512,514
April 1 - April 30, 2018	-	$-	-	512,514
Total	149,603		149,603

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

———————

+ Management contract or compensation plan or arrangement.

* Furnished, note filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Date: June 25, 2018	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Date: June 25, 2018	/s/ Craig S. Miller
Craig S. Miller
Chief Financial Officer

