Form 10-Q
period 2018-07-31
INNSUITES HOSPITALITY TRUST
filed 2018-09-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

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

Number of outstanding Shares of Beneficial Interest, without par value, as of September 10, 2018: 9,436,933

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2018	JANUARY 31, 2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$674,621	$4,575,748
Short-Term Investments – Available For Sale Securities	3,031,710	1,000,330
Accounts Receivable, including approximately $36,000 and $15,000 from related parties and net of Allowance for Doubtful Accounts of approximately $6,000 and $29,000 as of July 31, 2018 and January 31, 2018, respectively	52,302	78,731
Advances to Affiliates - Related Party	869,363	970,353
Notes Receivable - Related Party	797,065	810,799
Prepaid Expenses and Other Current Assets	199,632	138,831
Current Assets of Discontinued Operations and Assets Held for Sale	426,257	491,529
Total Current Assets	6,050,950	8,066,321
Property, Plant and Equipment, net	9,644,419	9,771,216
Noncurrent assets of Discontinued Operations and Assets Held for Sale	5,144,983	5,240,535
TOTAL ASSETS	$20,840,352	$23,078,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,596,340	$1,690,211
Current Portion of Notes Payable - Related Party	301,530	296,315
Current Portion of Mortgage Notes Payable, net of Discount	112,162	109,547
Current Portion of Other Notes Payable	1,231,801	1,059,349
Current Liabilities of Discontinued Operations and Assets Held for Sale	571,744	897,039
Total Current Liabilities	3,813,577	4,052,461
Notes Payable - Related Party	335,764	494,258
Mortgage Notes Payable, net of discount	4,759,845	4,817,529
Notes Payable to Banks, net of discount	-	-
Other Notes Payable	377,956	104,481
Noncurrent Liabilities of Discontinued Operations and Assets Held for Sale	5,413,382	5,490,374
TOTAL LIABILITIES	14,700,524	14,959,103

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,590,215 and 18,572,215 shares issued and 9,522,215 and 9,775,669 shares outstanding at July 31, 2018 and January 31, 2018, respectively
	20,993,689	22,333,905
Treasury Stock, 9,068,000 and 8,796,546 shares held at cost at July 31, 2018 and January 31, 2018, respectively	(13,244,428)	(12,662,996)
TOTAL TRUST SHAREHOLDERS’ EQUITY	7,749,261	9,670,909
NON-CONTROLLING INTEREST	(1,609,433)	(1,551,940)
TOTAL EQUITY	6,139,828	8,118,969
TOTAL LIABILITIES AND EQUITY	$20,840,352	$23,078,072

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2018	2017
REVENUE
Room	$5,401,044	$4,752,208
Food and Beverage	43,812	26,015
Management and Trademark Fees	90,443	118,422
Other	77,716	40,709
TOTAL REVENUE	5,613,015	4,937,354

OPERATING EXPENSES
Room	1,500,513	1,362,149
Food and Beverage	64,192	35,033
Telecommunications	19,571	20,044
General and Administrative	1,438,781	1,482,141
Sales and Marketing	482,485	421,690
Repairs and Maintenance	314,751	327,941
Hospitality	345,669	323,964
Utilities	313,689	281,218
Depreciation	642,734	554,978
Intangible Amortization	-	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	238,059	244,159
Other	5,075	-
TOTAL OPERATING EXPENSES	5,365,518	5,053,317
OPERATING INCOME (LOSS)	247,496	(115,964)
Interest Income	60,879	760
TOTAL OTHER INCOME	60,879	760
Interest on Mortgage Notes Payable	259,106	235,827
Interest on Notes Payable to Banks	25,743	2,379
Interest on Other Notes Payable	73,972	25,630
Interest on Advances to Affiliates - Related Party		(1,344)
TOTAL INTEREST EXPENSE	358,821	262,492
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(50,446)	(377,696)
Income Tax Provision	(209,831)	(330,000)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(260,277)	$(707,696)
Discontinued Operations, Net of Non-Controlling Interest	$(686,427)	$(1,180,953)
Gain on Disposal of Discontinued Operations	$-	$11,445,879
CONSOLIDATED NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF DISCONTINUED OPERATIONS	$(686,427)	$10,264,926
CONSOLIDATED NET (LOSS) INCOME	$(946,704)	$9,557,230
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$435,345	$136,236
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,382,049)	$9,420,994
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.03)	$(0.07)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$(0.07)	$1.04
NET INCOME PER SHARE FROM NON-CONTROLLING INTEREST – BASIC	$0.05	$0.01
NET (LOSS) INCOME PER SHARE TOTAL - BASIC	$(0.15)	$0.95
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,405,357	9,880,780
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.03)	$(0.05)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$(0.07)	$0.77
NET INCOME PER SHARE FROM NON-CONTROLLING INTEREST – DILUTED	$0.05	$0.01
NET (LOSS) INCOME PER SHARE TOTAL - DILUTED	$(0.15)	$0.71
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,405,357	13,307,360

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2018	2017
REVENUE
Room	$2,353,494	$2,041,308
Food and Beverage	21,414	15,047
Management and Trademark Fees	22,997	38,138
Reservation and Convention	-	(250)
Other	50,475	20,542
TOTAL REVENUE	2,448,380	2,114,785

OPERATING EXPENSES
Room	713,648	680,853
Food and Beverage	28,227	16,818
Telecommunications	8,153	10,245
General and Administrative	693,311	732,454
Sales and Marketing	268,609	209,730
Repairs and Maintenance	149,244	194,019
Hospitality	175,031	163,221
Utilities	181,645	160,714
Depreciation	323,047	273,183
Intangible Amortization	-	16,750
Real Estate and Personal Property Taxes, Insurance and Ground Rent	121,324	117,100
Other	-	(5,946)
TOTAL OPERATING EXPENSES	2,662,239	2,569,140
OPERATING INCOME (LOSS)	(213,859)	(454,356)
Interest Income	57,247	1,717
TOTAL OTHER INCOME	57,247	1,717
Interest on Mortgage Notes Payable	133,057	127,045
Interest on Notes Payable to Banks	13,187	2,375
Interest on Other Notes Payable	37,814	8,753
Interest on Advances to Affiliates - Related Party	-	-
TOTAL INTEREST EXPENSE	184,058	138,173
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(340,670)	(590,812)
Income Tax Provision	(209,831)	(270,000)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(550,501)	$(860,812)
Discontinued Operations, Net of Non-Controlling Interest	$(87,772)	$(1,084,926)
Gain on Disposal of Discontinued Operations	$-	$11,445,878
CONSOLIDATED NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF DISCONTINUED OPERATIONS	$(87,772)	$10,360,952
CONSOLIDATED NET (LOSS) INCOME	$(638,273)	$9,500,140
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$51,345	$(128,821)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(689,618)	$9,628,961
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.06)	$(0.09)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$(0.01)	$1.06
NET INCOME PER SHARE FROM NON-CONTROLLING INTEREST – BASIC	$0.01	$(0.01)
NET (LOSS) INCOME PER SHARE TOTAL - BASIC	$(0.07)	$0.96
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,341,794	9,754,810
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.06)	$(0.06)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$(0.01)	$0.78
NET INCOME PER SHARE FROM NON-CONTROLLING INTEREST – DILUTED	$0.01	$(0.01)
NET (LOSS) INCOME PER SHARE TOTAL - DILUTED	$(0.07)	$0.73
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	9,341,794	13,244,274

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss) Income	$(946,704)	$9,557,230
Adjustments to Reconcile Consolidated Net (Loss) Income to Net Cash Provided By Operating Activities:
Stock-Based Compensation	16,200	25,920
Recovery of Uncollectible Receivables		(43,679)
Depreciation and disposals	738,286	782,504
Amortization of Intangibles	-	33,500
Amortization of Debt Discounts and Deferred Financing Fees	-	63,822
Gain on Disposal of Assets	-	(11,445,879)
Changes in Assets and Liabilities:
Cash in discontinued operations	(14,740)
Accounts Receivable	155,443	(432,607)
Prepaid Expenses and Other Assets	(109,803)	20,670
Accrued interest income	(56,000)
Accounts Payable and Accrued Expenses	(398,616)	558,256
NET CASH USED IN OPERATING ACTIVITIES	(615,934)	(880,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(515,937)	(1,556,944)
Purchase of Marketable Securities	(2,031,380)	-
Cash Received From Sale of Hotel Property	-	9,603,610
Lendings on Advances to Affiliates - Related Party	-	(1,729,000)
Collections on Advances to Affiliates - Related Party	170,724	566,541
NET CASH USED IN INVESTING ACTIVITIES	(2,376,593)	6,884,207

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(252,284)	(566,337)
Borrowings on Mortgage Notes Payable	-	5,000,000
Payments on Notes Payable to Banks, net of financing costs	-	(2,462,144)
Borrowings on Notes Payable to Banks, net of financing costs	-	1,670,000
Lendings on Advances to Affiliates - Related Party	-
Collections on Advances to Affiliates - Related Party	-
Payments on Line of Credit - Related Party	-	(775,000)
Borrowings on Line of Credit - Related Party	-	632,384
Payments on Notes Receivable - Related Party	-	-
Borrowings on Notes Receivable - Related Party	-	-
Payments on Notes Payable - Related Party	(153,279)	(706,761)
Borrowings on Notes Payable - Related Party	-	62,384
Payments on Other Notes Payable	(25,890)	(25,553)
Borrowings on Other Notes Payable	-	1,483,800
Payment of Dividends	-	(96,353)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	86,251	2,316,768
Sale of Shares of Beneficial Interest	-	400,000
Distributions to Non-Controlling Interest Holders	(453,966)	(5,290,796)
Repurchase of Treasury Stock	(109,432)	(246,177)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(908,600)	1,396,215
NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,901,127)	7,400,157
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,575,748	568,396
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$674,621	$7,968,553

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2018 AND JANUARY 31, 2018

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2018 AND 2017

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2018, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded company with continuing operations of hotels IHT owns and manages.. The Trust and its shareholders owns interests directly in and through a partnership interest, three hotels with an aggregate of 424 suites in Arizona and New Mexico (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites”. On July 31, 2018, the Trust entered into a sale agreement to sell its Yuma Hotel property. As a result, the Trust has reported the assets and liabilities of the Yuma operations as held for sale in the accompanying condensed consolidated balance sheet at July 31, 2018 and restated prior year January 31, 2018 (see Note 10).

Hotel Operations – Continuing Operations:

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.94% and 74.80% interest in the Partnership as of July 31, 2018 and January 31, 2018, respectively. As of July 31, 2018, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 12.79% interest in a Yuma, Arizona hotel property, and a direct 20.33% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., our subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

IBC Hospitality Technologies – Discontinued Operations:

InnDependent Boutique Collection (“IBC”, “IBC Hotels”, “IBC Hospitality” or “IBC Hospitality Technologies”), a wholly-owned subsidiary of InnSuites Hospitality Trust as of July 31, 2018 has subsequently been sold on August 1, 2018 (see Note 10), has a network of approximately 2,000 unrelated hospitality properties with proprietary software exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels and alternative lodging (serviced apartments, B&B’s, villas and multi-unit ownership/management of luxury private residences). Additionally, IBC provides software and solutions to a variety of branded hotels looking to increase direct bookings and receive full guest information IBC’s patent-pending loyalty program allows consumers to book highly discounted travel when logged in and shopping for lodging on www.ivhtravel.com. IVHTravel.com and its proprietary booking engine has over 1.1 million lodging choices globally and provides add-on capability for activities, rental car and cancellation protection with airfare on its roadmap in 2019.

Pursuant to ASC 205-20 Discontinued Operations, the Trust has determined that IBC shall be reported in the accompanying condensed consolidated financial statements as discontinued operations (see Note 10).

Intellectual Property

In order to provide our previous business to business solutions thru IBC and our previous business to consumer solutions thru IVH, we used software, business processes and proprietary information to carry out our previous business. These assets including related intellectual property rights, copyrights and website domains were part of the sale to a third party on August 1, 2018 and have be reported in the accompanying condensed consolidated balance sheet at July 31, 2018 and January 31, 2018 as assets held under discontinued operations (see Note 10).

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (GAAP), and include all assets, liabilities, revenues and expenses of the Trust and its wholly-owned subsidiaries and consolidated variable interest entities. All material intercompany transactions and balances have been eliminated. The Trust exercises unilateral control over the Partnership and the entities listed below. Therefore, the financial statements of the Partnership and the entities listed below are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC (see Note 6)	20.33%	-
Tucson Hospitality Properties, LLLP	-	51.01%
Ontario Hospitality Properties, LLLP (sold in June, 2017)	99.60%	-
Yuma Hospitality Properties, LLLP (see Note 6 and 10)	12.79%	-
Tucson Saint Mary’s Hospitality LLC	-	83.66%
RRF Limited Partnership (“RRF”)	74.90%	-
InnSuites Hotels Inc.	100.00%	-
IBC Hotels, LLC (including dba International Vacation Hotels) (Sold August 1, 2018)	99.90%	0.10%

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On July 31, 2018 and January 31, 2018, 211,708 and 235,812 Class A Partnership units were issued and outstanding, representing 1.67% and 1.85% of the total Partnership units, respectively. Additionally, as of July 31, 2018 and January 31, 2018, 2,974,038 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on July 31, 2018 and January 31, 2018, the limited partners in the Partnership would receive 3,185,746 and 3,209,850 Shares of Beneficial Interest of the Trust. As of July 31, 2018 and January 31, 2018, the Trust owns 9,527,448 general partner units in the Partnership, representing 74.94% and 74.80% of the total Partnership units, respectively.

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

With approximately $3,700,000 of cash and short term investments, as of July 31, 2018, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of the combined $1,000,000 Advance to Affiliate credit facilities, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on sales of properties terms that are favorable to us, or at all.

There can be no assurance that we will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

Please see related party footnote at Note 4 regarding additional liquidity items.

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

On August 1, 2018, the Trust solds its interest in its wholly owned subsidiary IBC Hospitality Technologies and IVHTravel.com. As a result of the sale, the Trust has reported the operations of IBC as of July 31, 2018 and restated prior year January 31, 2018 as discontinued operations in the accompanying condensed balance sheet, statement of operations and cash flows (see Note 10). On July 31, 2018, the Trust entered into a sale agreement to sell its Yuma Hotel property. As a result, the Trust has reported the assets and liabilities of the Yuma operations as held for sale in the accompanying condensed balance sheet at July 31, 2018 and restated prior year January 31, 2018 (see Note 10).

CORRECTION OF ERROR

The management of Innsuites Hospitality Trust determined, after discussions with our independent registered public accounting firm, that based on a review of the Company’s accounting for certain revenue and expense transactions related to our former subsidiary IBC during the first quarter period ended April 2018 were not properly accounted for and the related revenues previously reported were misstated. In addition, certain liabilities were incorrectly recorded during the first quarter April 2018.

During the first quarter period ended April 30, 2018, we improperly recognized revenue and liabilities related to certain pass through transactions which did not belong to IBC. As a result of our analysis, we have concluded that these revenues, expenses and liabilities should not have been recorded. Accordingly, the revenue balances for IBC have been restated as follows: Revenue as reported was approximately $345,000; Revenue as adjusted is approximately $131,000; Revenue was overstated by approximately $214,000. In addition, expenses as reported were approximately $890,000; Expenses are adjusted is approximately $728,000; as a result, expenses were overstated by approximately $162,000. As a result, operating loss for IBC as restated is approximately $598,000 and as reported was approximately $546,000. Management believes the restatements had no material impact on our reported net loss per share of $0.03. On August 1, 2018, IBC has been sold and the current and historical financial information has been presented as discontinued operations in the accompanying condensed balance sheet and statements of operations.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the sale of IBC, which includes the reclassification of the combined financial position and results of operations of IBC as discontinued operations (see Note 10) for all periods presented.

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the potential sale of Yuma Hotel, which includes the reclassification of the combined financial position as assets and liabilities held for sale (see Note 10) for all periods presented.

Discontinued Operations

Pursuant to ASC 205-20 Discontinued Operations, in determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying condensed consolidated balance sheets.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period. We adopted this ASU on February 1, 2018 and the impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. One of the provisions of this ASU requires entities to make an accounting policy election with respect to forfeitures of share-based payment awards, and we have elected to account for forfeitures as they occur and adopted this provision of ASU 2016-09 using a modified retrospective approach which had no impact on our financial statements. Additionally, we have applied the provisions of this ASU on a retrospective basis in our consolidated statements of cash flows, which includes presenting: (i) excess tax benefits as an operating activity, which were previously presented as a financing activity; and (ii) cash payments to tax authorities for employee taxes when shares are withheld to meet statutory withholding requirements as a financing activity, which were previously presented as an operating activity. We adopted ASU 2016-09 as of February 1, 2018 in which the adoption had no material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of both ASUs are effective for reporting periods beginning after December 15, 2017 and are to be applied retrospectively; early adoption is permitted. We adopted this standard on February 1, 2018. The adoption of ASU 2016-15 and 2016-18 did not have a material effect on our consolidated financial statements.

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

The Trust will continue to evaluate the impact of ASU No. 2014-09 on our financial results with the adoption of the standard on February 1, 2018, including its internal processes and control environment for new requirements under the new standard. The standard allows for both retrospective and prospective methods. The Trust has adopted the modified retrospective method.

This ASU has become effective for the Trust beginning interim period February 1, 2018. Based on our evaluation of the new revenue recognition standard the Trust presents revenue on a net basis for the period beginning February 1, 2018.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements of Topic 842, Leases” and ASU No. 2018-11,“Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Trust is evaluating the effect ASU 2016-02, 2018-10 and 2018-11 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU will become effective for us beginning January 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual and interim periods beginning after December 15, 2019, and interim periods within that reporting period. While we are still in the process of completing our analysis on the impact this guidance will have on the consolidated financial statements and related disclosures, we do not expect the impact to be material.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and recoverability of long-lived assets and the fair values of the long-lived assets and collectability of advances and notes receivables..

PROPERTY, PLANT AND EQUIPMENT AND HOTEL PROPERTIES

Furniture, fixtures, building improvements and hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging up to 40 years for buildings and 3 to 10 years for furniture and equipment.

Construction in progress, consisting of hotel land redevelopment costs, hotel pre-renovation costs, hotel renovation costs, interest incurred on financing, architectural plans, is not depreciated until the related asset is placed in service. The balance of construction in progress at July 31, 2018 was approximately $280,000, which management believes will be placed into service during the third quarter ended November 30, 2018. The majority of the construction in progress as of July 31, 2018 related to the renovation costs associated with the Tucson hotel property. The expected remaining cost of the Tucson renovation is approximately $300,000 at July 31, 2018. The renovation of the Tucson Hotel property is expected to be completed by October 1, 2018.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management impaired these assets during the fiscal year 2018, and has determined that no further impairment is required of long-lived assets for the fiscal period ending July 31, 2018.

REVENUE RECOGNITION

Hotel and Operations – Continuing Operations:

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

IBC Technologies Discontinued Operations

This ASU became effective for the Trust beginning interim period February 1, 2018. Based on our evaluation of the new revenue recognition standard the Trust presents revenue on a net basis for the period ending July 31, 2018.

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

INCOME (LOSS) PER SHARE

Basic and diluted (loss) income per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,185,746 Shares of the Beneficial Interest, as discussed in Note 1.

For the periods ended July 31, 2018 and 2017, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 and 3,308,414 in addition to the basic shares outstanding for the periods ended July 31, 2018 and 2017, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during the period ended July 31, 2017 and are included in the calculation of diluted earnings per share. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units during the period ended July 31, 2018 are excluded in the calculation of diluted loss per share as their effected would be anti-dilutive as we reported a net loss for the period.

SEGMENT REPORTING

As a result of the sale of IBC (see Note 10), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in three hotel properties with an aggregate of 424 suites in Arizona and New Mexico. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Prior to the sale of IBC, the Trust has previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment that has ownership interest in three hotel properties with an aggregate of 424 suites in Arizona and New Mexico, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-Q reflects this change with IBC being reported as discontinued operation. On an overall basis, the Trust has elected to only put the costs directly attributable to the IBC Hospitality in the discontinued operations. Included in these costs are salaries, employee taxes and benefits, sales, marketing and technology development costs.

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

The Trust has $3 million invested in Level 1 short-term bonds during the period ended July 31, 2018, and had no other assets or liabilities carried at fair value on a recurring basis and had no fair value re-measurements during the period ended July 31, 2018.

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

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the three and six month periods ended July 31, 2018 and 2017, the Trust recognized expenses of $8,100 and $12,960 and $16,200 and $51,840, respectively, related to stock-based compensation. During the six months period ended July 31, 2018, the Trust issued 18,000 restricted shares with a total market value of $32,400 in the first fiscal quarter of fiscal year 2019 as compensation to its three outside Trustees for fiscal year 2019. On a monthly basis through January 31, 2019, these shares vest at a rate of approximately 500 shares for each outside Trustee. As of July 31, 2018, the remaining unamortized stock based compensation to be recognized into stock based compensation over the next six months is approximately $16,000.

The following table summarizes restricted share activity during the six months ended July 31, 2018:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value
Balance of unvested awards at January 31, 2018	-	-
Granted	18,000	$2.16
Vested	(9,000)	$2.16
Forfeited	-	-
Balance of unvested awards at July 31, 2018	9,000	$2.16

4. RELATED PARTY TRANSACTIONS

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on June 30, 2019. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of July 31, 2018 and January 31, 2018, the Trust had a an amount receivable of approximately $797,000, including accrued interest and $811,000, respectively. During the six months period ended July 31, 2018, the Trust advanced approximately $9,000, received approximately $50,000 in repayments and accrued approximately $27,000 of interest income.

As of January 31, 2017, the Trust had an available Affiliate credit facility with a maximum borrowing/lending capacity of $500,000 to Tempe/Phoenix Airport Resort LLC. On June 19, 2017, the Board changed the terms of Tempe/Phoenix Airport Resort LLC Affiliate credit facilities by increasing the borrowing capacity to $1,000,000 and changed the Maturity Date from June 30, 2017 to June 30, 2019, bears interest at 7.0% per annum for both a payable and receivable. As of July 31, 2018 and January 31, 2018, the Trust had an amount receivable of approximately $870,000 and $970,000, respectively. During the six months period ended July 31, 2018, the Trust accrued approximately $29,000 of interest income.

As of July 31, 2018 and January 31, 2018, Mr. Wirth and his affiliates held 2,974,038 and 2,974,038 Class B Partnership units, which represented 23.33% and 23.35% of the total outstanding Partnership units. As of July 31, 2018 and January 31, 2018, Mr. Wirth and his affiliates held 7,048,462 and 6,939,429 respectively, Shares of Beneficial Interest in the Trust, which represented 73.09% and 70.99%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the three and six months ended July 31, 2018, Mr. Wirth’s affiliates paid the Trust approximately $40,000 and $100,000 respectively, for management and licensing fees.

During the six months period ended July 31, 2018, Ms. Pamela Barnhill, immediate family member to Mr. Jim Wirth, was employed by the Trust and IBC and was paid approximately $78,000 for the six months period ended July 31, 2018.. The Trust also employs another immediate family member of Mr. Wirth who provides technology support services to the Trust, receiving a $60,000 yearly salary. Another immediate family member of Mr. Wirth provides investor relations support and services on an hourly basis, of which the Trust has paid this individual approximately $11,000 during the six months period ended July 31, 2018.

5. NOTES PAYABLE

On August 24, 2012, the Yuma entity entered into a $5,500,000 mortgage loan with 1st Bank Yuma to refinance the then existing term debt. The mortgage loan calls for a 10 year maturity date and an interest rate of the Wall Street Journal Prime Rate plus one percentage point, with a floor of 5.0% per year. Prepayment fees exist for refinancing this debt with another lender until the maturity date. As of July 31, 2018, the mortgage loan balance was approximately $4,764,000, net of a discount of approximately $9,000. The related note payable is recorded under liabilities held for sale in the accompanying condensed balance sheet (see Note 10).

On May 11, 2017, Yuma Hospitality Properties, LLLP entered into a $850,000 Promissory Note Agreement (“Yuma Loan Agreement”) as a credit facility to replenish funds for the hotel remodel with 1st Bank of Yuma Arizona Bank & Trust with a maturity date of September 1, 2022. The Yuma Loan Agreement has an initial interest rate of 5.50% with a variable rate adjustment equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.50% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of July 31, 2018, the Promissory Note balance was approximately $819,000, net of a discount of approximately $6,000. The Yuma Loan Agreement is recorded under liabilities held for sale in the accompany condensed balance sheet (see Note 10).

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest- only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of July 31, 2018, the business loan was paid in full.

On June 29, 2017, Tucson Hospitality Properties, LLLP, a subsidiary of InnSuites Hospitality Trust, entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of July 31, 2018, the Tucson Loan was approximately $4,872,000, net of a discount of approximately $5,000.

Scheduled minimum payments of debt, net of debt discounts, as of July 31, 2018 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE TO BANK	OTHER NOTES PAYABLE	TOTAL
	(1)	(1)

Remainder of 2019	$190,401	$97,715	$1,112,333	$1,400,449
2020	267,441	21,625	158,136	447,202
2021	278,588	22,868	140,491	441,947
2022	295,336	22,552	15,734	333,622
2023	4,333,180	741,570	-	5,074,750
Thereafter	4,327,629	-	-	4,327,629

	$9,692,575	$906,330	$1,426,694	$12,025,599

(1) Mortgage and Notes Payable for Yuma included in Discontinued Operations and Held for Sale

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

During the six months period ended July 31, 2018, there were 14.50 Class A units sold for $145,000 ($10,000/unit), of which 14.50 came from the Trust’s Class B units, and no C units of the Albuquerque entity sold. As of July 31, 2018, and January 31, 2018, the Trust held a 20.33% and 22.83% ownership interest, or 122 and 137 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other third parties held a 79.50% interest, or 477 Class A units as of July 31, 2018 and 79.25% or 475.5 units as of January 31, 2018. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three and six months period ended July 31, 2018 the Trust paid distributions in the amount of approximately $106,000, of which approximately $25,000 was to IHT, which were eliminated during the consolidation process for reporting purposes and approximately $81,000 was to the third party non-controlling interest holder and approximately $203,000, of which approximately $47,000 was to IHT, which were eliminated during the consolidation process for reporting purposes, and approximately $156,000 was to the third party the non-controlling interest holders, respectively. Subsequent to July 31, 2018, the Company made a distribution in the amount of approximately $105,000, of which approximately $83,000 was to the third party non-controlling interest holders.

During the six months ended July 31, 2018, there were no Class A, B or C units of the Tucson entity sold. As of July 31, 2018, and January 31, 2018, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.6% interest, or 385 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three and six months period ended July 31, 2018 the Trust paid distributions in the amount of approximately $0 and approximately $139,000, of which approximately $71,000 was to RRF Limited Partnership, which were eliminated during the consolidation process for reporting purposes, and approximately $68,000 was to the third party the non-controlling interest holders, respectively.

During the six months ended July 31, 2018, there were no Class A, B or C units of the Yuma entity sold. As of July 31, 2018, the Trust held a 12.79% ownership interest, or 102.30 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.63% interest, or 5 Class C units, and other parties held a 86.59% interest, or 692.70 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three and six months period ended July 31, 2018 the Company paid distributions in the amount of approximately $140,000, of which approximately $18,000 was to IHT, which were eliminated during the consolidation process for reporting purposes, and approximately $122,000 was to the third party non-controlling interest holder and approximately $280,000, of which approximately $50,000 was to IHT, which were eliminated during the consolidation process for reporting purposes, and approximately $230,000 was to the third party non-controlling interest holders, respectively. Subsequent to July 31, 2018, the Company made a distribution in the amount of approximately $140,000, of which approximately $121,000 was to the third party non-controlling interest holders.

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

On July 31, 2018, the Trust entered into a sale and purchase agreement for the sale of the Yuma Hotel. As a result, the trust has classified the Yuma operations as held for sale in the accompanying condensed balance sheet as of July 31, 2018 and January 31, 2018 (see Note 10).

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid approximately $330,000 and $230,000 in cash for interest for the six months period ended July 31, 2018 and 2017, respectively for continuing operations. The Trust paid approximately $0 and $20,000 for taxes for the six months period ended July 31, 2018 and 2017, respectively for continuing operations.

Capital expenditures from discontinued operations were approximately $38,000 for the six months period ended July 31, 2017.

Dividends accrued but not paid were approximately $99,000 and $0 for the six months period ended July 31, 2018 and 2017, respectively.

Purchase of treasury stock on notes payable were approximately $472,000 and $0 for the six months period ended July 31, 2018 and 2017, respectively.

9. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease that expires in 2058. Total expense associated with the non-cancelable ground lease for the three and six months ended July 31, 2018 and 2017 was approximately $38,000 and $37,000, respectively and approximately $75,000 and $75,000, respectively. Deferred rent was approximately $145,000 at of July 31, 2018 and is recorded under accrued expenses in the accompanying condensed consolidated balance sheet.

On August 4, 2017, the Trust entered into a five year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90 day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 – 5 of the lease term, respectively. Rent expense on this lease agreement for the three and six months period ended July 31, 2018 was approximately $14,000 and $28,000. Deferred rent was approximately $6,000 at July 31, 2018 and is recorded under accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense incurred by the Trust for the three and six months period ended July 31, 2017 was approximately $9,000 and $18,000, respectively.

Future minimum lease payments under the non-cancelable ground leases are as follows:

Fiscal Year Ending
Remainder of FY 2019	109,507
FY 2020	167,225
FY 2021	170,448
FY 2022	173,864
FY 2023	144,565
Thereafter	5,473,313
Total	6,238,922

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was deminimus as of July 31, 2018 and January 31, 2018.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all three of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $63,000 and $77,000 for the three months ended July 31, 2018 and 2017, respectively, and approximately $126,000 and $162,000 for the six months ended July 31, 2018 and 2017, respectively.

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

Legal

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.

10. Discontinued Operations and Assets Held for Sale

Discontinued operations

Discontinued operations during the six months period ended July 31, 2018 consist of the operations from the IBC subsidiary. On August 15, 2018 Innsuites Hospitality Trust (IHT) entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to a third party buyer (Buyer). The third-party purchaser hired IHT’s former Chief Operating Officer, who is a family member of IHT’s CEO. The sale price was $3,000,000 to be paid to IHT as follows:

1.	$250,000 at closing, which was received on August 14, 2018;
2.	A secured promissory note in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum. Interest shall accrue for the first 10 months (starting August 2018), thereafter for month 11 and 12 principal and interest payments of 50% ($25,632 per month), then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in June 2024.

Note is secured by (1) pledge of the Buyer’s interest, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

IHT has agreed to provide continuing working capital support for a period of six months in the amount of approximately $37,500 per month to IBC for transitional purposes. IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT has no rights to any benefits or losses from IBC as of August 1, 2018.

Default

If Buyer has not paid two or more payments on the note as scheduled, or if Buyer has not made any other provisions in the note, IHT may give Buyer notice of default. If Buyer fails to cure the default within 30 days after notice (a) on or before February 5, 2020, then 75% of the issued and outstanding IBC interest shall be transferred to IHT, and (b) on or after February 5, 2020, then 51% of the issued and outstanding interest of the Company shall be transferred to IHT.

Debt/Working Capital adjustment

On or before the sixty calendar days following the effective date (August 1, 2018) Buyer shall prepare and deliver to IHT a written statement (closing statement) setting forth a calculation of the aggregate amount of (i) all indebtedness, (ii) working capital of IBC as of the close of business on the last business day immediately preceding the effective date (closing net working capital) , and (iii) a proposed adjustment to the principal amount of the note payable, calculated as follows:

●	If the closing new working capital is between $0 and negative $100,000, the purchase price shall not be adjusted;
●	If the closing working capital is less then negative $100,000, the principal amount of the note shall be deceased in amount equal to the amount by which the closing net working capital is greater than negative $100,000; and
●	Of the closing working capital is greater than $0, the principal amount of the note shall be increased in an amount equal to the closing working capital.

Office Lease/Contracts

IHT will maintain an existing reservation center contract with IBC requiring IHT to make payments of $7,500 per month for a minimum of 6 months after closing.

IHT will continue to rent office space to IBC on the same terms and conditions as in effect currently on a month to month basis at a monthly rent of approximately $2,500, terminable by either IHT or IBC on a 30-day prior written notice.

Indemnification

IHT has agreed to indemnify and hold harmless the Buyer from and against any and all losses suffered, sustained or incurred by any Buyer indemnified party, resulting from, arising in connection with or related to (i) any breach of a representation or warranty made by IHT, (ii) any breach of a seller fundamental representation by IHT, (iii) any breach of any covenant made by IHT in this agreement, certification or writing delivered pursuant to the agreement, (iv) any claims or liabilities under, related to or in connection with any person status as a security holder of the company prior to closing, or (v) any transaction expense or indebtedness not accounted for in the final determination of the purchase price.

Assets Held For Sale

On July 31, 2018, IHT entered into a purchase and sale agreement to sell its Innsuites Yuma Hotel and Suites Best Western (Yuma), together with certain furniture, fixtures, equipment, operating supplies and other ancillary items pertaining to the daily operations to a third party. The sales price is $16.25 million, with an earnest money deposit of $200,000 which was deposited into escrow in August 2018. The remainder will be paid in cash at close of sale. The buyer has approximately 90 days to perform its due diligence with the transaction expected to close sometime in late October 2018. As a result of the pending sale, the Trust has reclassified the Yuma Hotel operations as assets and liabilities held for sale as of July 31, 2018 and restated January 31, 2018 financial information for comparable purposes.

The following tables lists the assets of discontinued operations and held for sale and liabilities of discontinued operations and held for sale as of the July 31, 2018 and January 31, 2018 and the discontinued operations for IBC for the three and six months period ended July 31, 2018 and IBC and Ontario for the and three and six months period July 31, 2017

DISCONTINUED OPERATIONS & HELD FOR SALE

	JULY 31, 2018
	Total	Yuma	IBC
ASSETS
Current Assets:
Cash and Cash Equivalents	$215,445	218,643	(3,198)
Accounts Receivable	136,363	44,893	91,470
Prepaid Expenses and Other Current Assets	74,449	13,680	60,769
Total Current Assets of Discontinued Operations	426,257	277,216	149,041
Property, Plant and Equipment, net	5,144,983	4,665,764	479,219
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$5,571,240	4,942,980	628,260

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$402,869	201,990	200,879
Current Portion of Mortgage Notes Payable	168,875	168,875
Total Current Liabilities of Discontinued Operations	571,744	370,865	200,879
Mortgage Notes Payable	5,413,382	5,413,382
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$5,985,126	5,784,247	200,879

DISCONTINUED OPERATIONS & HELD FOR SALE

	JANUARY 31, 2018
	Total	Yuma	IBC	Ontario
ASSETS
Current Assets:
Cash and Cash Equivalents	$200,705	178,317	22,388
Accounts Receivable	265,377	70,139	195,238
Prepaid Expenses and Other Current Assets	25,447	10,803	14,644
Total Current Assets of Discontinued Operations	491,529	259,259	232,270	-
Property, Plant and Equipment, net	5,240,535	4,815,664	424,871
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$5,732,064	5,074,923	657,141	-

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$607,941	269,242	251,723	86,976
Current Portion of Mortgage Notes Payable	289,098	165,239	123,859
Total Current Liabilities of Discontinued Operations	897,039	434,481	375,582	86,976
Mortgage Notes Payable	5,490,374	5,490,374
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$6,387,413	5,924,855	375,582	86,976

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2018	2017	2017
			Ontario	IBC
REVENUE
Reservation and Convention	$265,679	$1,992,267	$1,470,743	$521,524
TOTAL REVENUE	265,679	1,992,267	1,470,743	521,524

OPERATING EXPENSES
Room		936,647	939,663	(3,016)
Food and Beverage		66,152	66,152	-
General and Administrative	406,921	802,811	256,986	545,825
Sales and Marketing	347,610	611,755	123,299	488,456
Reservation Acquisition Costs	142,842	-	-	-
Depreciation	51,008	227,525	177,824	49,701
Other		390,337	356,837	33,500
TOTAL OPERATING EXPENSES	948,382	3,035,227	1,920,761	1,114,466
OPERATING LOSS	(682,702)	(1,042,959)	(450,018)	(592,941)
Interest on Notes Payable to Banks	3,725	137,994	127,254	10,740
TOTAL INTEREST EXPENSE	3,725	137,994	127,254	10,740
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$(686,427)	$(1,180,953)	$(577,272)	$(603,681)

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2018	2017	2017
			Ontario	IBC
REVENUE
Reservation and Convention	$135,498	$662,699	$372,485	$290,214
TOTAL REVENUE	135,498	662,699	372,485	290,214

OPERATING EXPENSES
Room		644,224	645,177	(953)
Food and Beverage		17,707	17,707	-
General and Administrative	179,241	446,158	115,581	330,577
Sales and Marketing	96,634	312,749	63,996	248,753
Reservation Acquisition Costs	(46,735)	-	-	-
Depreciation	(7,043)	95,922	52,684	43,238
Other		167,960	162,978	4,982
TOTAL OPERATING EXPENSES	222,097	1,684,721	1,058,123	626,598
OPERATING LOSS	(86,599)	(1,022,021)	(685,638)	(336,383)
Interest (net)	1,173	62,905	62,905	-
TOTAL INTEREST EXPENSE	1,173	62,905	62,905	-
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$(87,772)	$(1,084,926)	$(748,543)	$(336,383)

11. STOCKHOLDERS EQUITY

Repurchase of Stock and Units

In June 2018 the Trust entered into a Note Payable with an investor for $172,000. The Note Payable has a maturity date of May 2021 and is related to the repurchase of 60,000 shares of IHT Stock. The note payable is due in equal monthly payments of approximately $5,435 with 7% interest per annum. No prepayment penalty exists. The outstanding balance at July 31, 2018 was approximately $172,000.

In March 2018 the Trust entered into a Note Payable with an investor for approximately $124,000. The Note Payable has a maturity date of March 2021 and is related to the repurchase of 41,167 shares of IHT Stock. The note payable is due in equal monthly payments of approximately $3,825 with 7% interest per annum. No prepayment penalty exists. The outstanding balance at July 31, 2018 was approximately $111,000.

In April 2018 the Trust entered into a Note Payable with an investor for approximately $140,000. The Note Payable has a maturity date of February 2021 and is related to the repurchase of 93,247 shares of IHT Stock. The note payable is due in equal monthly payments of approximately $4,325 with 7% interest per annum. No prepayment penalty exists. The outstanding balance at July 31, 2018 was approximately $122,000.

In May 2018 the Trust entered into a Note Payable with an investor for approximately $13,000. The Note Payable has a maturity date of August 2021 and is related to the repurchase of 5,827 shares of IHT Stock. The note payable is due in equal monthly payments of approximately $400 with 7% interest per annum. No prepayment penalty exists. The outstanding balance at July 31, 2018 was approximately $9,500.

In June 2018, the Trust entered into a severance agreement with its former CFO in which is was agreed that the Trust would repurchase 10,500 shares of IHT stock at a price of $2.14 per share, the original exercise price. No prepayment penalty exists. The note payable matures in September 2020, with monthly payments of approximately $970 per month, including interest at 7% per annum, beginning in September 2018. The outstanding balance was approximately $22,500 at July 31, 2018.

During the six months period ended July 31, 2018, the Trust repurchased 55,686 shares of common stock on the open mark on various dates for a total cash purchase price of approximately $97,000.

The Trust has recorded the above transactions as treasury stock under stockholders’ equity in the accompanying condensed balance sheet as of July 31, 2018. In addition, pursuant to the above notes payable, the Company made down payments related to the purchase of the treasury stock of approximately $13,000 in aggregate to the various note holders..

Dividends

The Trust had originally declared a dividend on June 19, 2018, of $0.01 per share payable on July 31, 2018 to shareholders of record as of July 16, 2018. However, the Trust rescinded the original dividend and re-declared the dividend on July 26,2018 with a date of record as of August 8, 2018 and paid on August 20, 2018 in the amount of approximately $99,000. Therefore, the Trust has accrued the dividend under dividend payable in the amount of approximately $99,000 in the accompanying condensed balance sheet at July 31, 2018.

Sale of Shares or Units

During the six months ended July 31, 2018, there were 14.50 Class A units sold for $145,000 ($10,000/unit), of which 14.50 came from the Trust’s Class B units of the Albuquerque entity.

12. INCOME TAXES

During the three and six months period ended July 31, 2018, the Trust recorded approximately $220,000 in the accompanying condensed statement of operations for related tax payable true-ups related to prior year tax return related primarily to the sale of Ontario hotel operations resulting in a tax payable of approximately $550,000. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust believes it has no material accrued interest or penalties at July 31, 2018 and January 31, 2018. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices.

13. SUBSEQUENT EVENTS

Subsequent to the six months period ended July 31, 2018, the Trust repurchased 85,282 shares of common stock on the open mark on various dates for a total cash purchase price of approximately $140,000.

Subsequent to the six months period ended July 31, 2018, the Trust loaned approximately $140,000 to Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2018.

OVERVIEW

We are engaged in the ownership, operation and support of hotel properties, continuing operations. At July 31, 2018, the Trust had three moderate and full-service hotels with 424 hotel suites. All of our Hotels are branded through membership agreements with Best Western. All Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals, and the operation of a reservation system.

Our continuing operations consist of hotel ownership, which derives its revenue from the operation of the Hotels and technology reservation services for approximately 2,000 unrelated hotel properties. We provide management services for the Hotels and a hotel owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. One of the affiliate hotels owned by James F. Wirth was sold in February 2017. We also provide trademark and licensing services to the Hotels, one hotel owned by affiliates of Mr. Wirth and one unrelated hotel property.

On July 31, 2018, IHT entered into a purchase and sale agreement to sell its Innsuites Yuma Hotel and Suites Best Western (Yuma), together with certain furniture, fixtures, equipment, operating supplies and other ancillary items pertaining to the daily operations to a third party. The sales price is $16.25 million, with an earnest money deposit of $200,000 being deposited into escrow and the balance paid in cash on the date of close. The buyer has approximately 90 days to perform its due diligence with the transaction expected to close sometime in late September or early October 2018. The Trust has classified the related assets and liabilities of Yuma as held for sale at July 31, 2018 and have restated the prior year balance as held for sale at January 31, 2018.

On August 1, 2018, the Trust sold its subsidiary InnDependent Boutique Collection. InnDependent Boutique Collection (“IBC”, “IBC Hotels” or “IBC Hospitality Technologies”), which has a network of approximately 2,000 unrelated hotel properties with exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels. As a result of the sale of this subsidiary, the Trust has reported this subsidiary as a discounted operation as of July 31, 2018 and has restated prior year financial information as of July 31, 2017.

Our long-term strategic plan and continuing operations is to obtain the full benefit of our real estate equity value and hotel operations with the expectations of either selling all the remaining interest in our hotels and/or a potential merger candidate for the Trust which will hopefully increase share value to the shareholders.

HOTEL PROPERTIES-CONTINUING OPERATIONS

Our long-term strategic plan and continuing operations is to obtain the full benefit of our real estate equity value and hotel operations with the expectations of either selling all the remaining interest in our hotels and/or a potential merger candidate for the Trust which will hopefully increase share value to the shareholders.

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

The table below lists the Hotel properties, including furniture and fixtures, their respective approximate net book carrying and mortgage value and the listed asking price for the hotel properties.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,917,000	$-	$7,000,000
Tucson Oracle	7,602,000	4,872,000	15,500,000
Yuma- Classified as Held For Sale	4,666,000	4,764,000	16,500,000
	$14,185,000	$9,636,000	$39,000,000

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

At July 31, 2018, we owned through our sole general partner’s interest in the Partnership a direct 20.33% interest in the Albuquerque, New Mexico Hotel, a 12.79% direct interest in the Yuma, Arizona Hotel. Additionally, at July 31, 2018, we, together with the Partnership, owned a 51.01% interest in a hotel located in Tucson, Arizona.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three months ended July 31, 2018 and 2017 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net loss attributable to controlling interests	$(690,000)	$9,629,000	$(1,382,000)	$9,421,000
Add back:
Depreciation	323,000	273,000	643,000	555,000
Interest expense	185,000	138,000	359,000	262,000
Taxes	210,000	270,000	210,000	330,000
Less:
Interest Income	(57,000)	(2,000)	(61,000)	(1,000)
Adjusted EBITDA	$(29,000)	$10,308,000	$(231,000)	$10,567,000

For the 12-month trailing periods August 1, 2017 to July 31, 2018, and August 1, 2016 to July 31, 2017, total revenue was $11.5 million and $11.95 million, respectively. Total net (loss) income before non-controlling interest was $(3.8) million and $7.2 million, respectively. For the same two 12-month trailing periods, non-cash depreciation and amortization was $2.3 million and $2.7 million, respectively. Net (loss) income before non-controlling interest before non-cash depreciation and amortization was $(1.5) million and $9.9 million for the same 12-month trailing periods, while basic (loss) earnings per share was $(0.12) and $1.01 for the same 12-month trailing periods.

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

A reconciliation of net loss attributable to controlling interests to FFO for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 30,		Six Months Ended July 30,
	2018	2017	2018	2017
Net loss attributable to controlling interests	$(690,000)	$9,629,000	$(1,382,000)	$9,421,000
Add back:
Depreciation	323,000	273,000	643,000	555,000
Non-controlling interest	(51,000)	129,000	(435,000)	(136,000)
Less:
Gain on Disposal of Discontinued Operations	-	(11,446,000)	-	(11,446,000)
FFO	$(418,000)	$(1,415,000)	$(1,174,000)	$(1,606,000)

RESULTS OF OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the first six months of fiscal year 2019, occupancy increased 4.49% to 81.87% from 77.38% in the first six months of the prior fiscal year. ADR increased by $6.35, or 8.0%, to $85.52 during the first six months of fiscal year 2019 from $79.17 in the first six months of fiscal year 2018. The increased occupancy and the increased ADR resulted in an increase in REVPAR of $8.75, or 14.2%, to $70.38 in the first six months of fiscal year 2019 from $61.63 in the first six months of fiscal year 2018. Our properties in Yuma, Arizona during the prior fiscal year had significant improvements, resulting in an improved product that was able to increase its occupancy and rates which allowed an increase in our overall revenues for the first six months of fiscal year 2019 compared with the first six months of fiscal year 2018. We anticipate this rate and occupancy levels to be steady during the rest of fiscal year 2019 due to slowly improving economic and travel industry conditions. On July 31, 2018, the Trust entered into a sale and purchase agreement for the sale of our Yuma property for $16.25 million which is expected to close in late September 2018 or early October 2018. In addition, the Trust is currently in the process of renovating the Tucson property which is expected to be completed by October 1, 2018.

The following table shows certain historical financial and other information for the periods indicated

	For the Six Months Ended
	July 31,
	2018	2017
Occupancy	81.87%	77.38%
Average Daily Rate (ADR)	$85.52	$79.17
Revenue Per Available Room (REVPAR)	$70.38	$61.63

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2018 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2017

REVENUE CONTINUING OPERATIONS

For the three months ended July 31, 2018, we had total revenue (excluding other revenue) of approximately $2,398,000 compared to approximately $2,094,000 for the three months ended July 31, 2017, an increase of approximately $304,000. With an improved economy and renovated hotel property at our Yuma, Arizona market, we realized an overall 15% increase in room revenues during the three months period ended July 31, 2018 as room revenues were approximately $2,353,000 for the second quarter of fiscal year 2019 as compared to approximately $2,041,000 during the first second quarter of fiscal year 2018. Food and beverage revenue was approximately $22,000 for the second quarter of fiscal year 2019 as compared to approximately $15,000 for the second quarter of fiscal year 2018, an increase of approximately $6,000. During the remainder of fiscal year 2019, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 40% decrease in management and trademark fee revenues during the second quarter of fiscal year 2019 as management and trademark revenues were approximately $23,000 during the second quarter of fiscal year 2019 as compared to approximately $38,000 during second quarter of fiscal year 2018. During the remainder of fiscal year 2019, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

EXPENSES CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

Total operating expenses were $2,662,000 for the three months ended July 31, 2018, reflecting an increase of approximately $93,000 compared to total operating expenses of approximately $2,569,000 for the three months ended July 31, 2017. The increase was primarily due to overall increase in occupancy at the Yuma and Albuquerque hotel properties resulting in an increase in operating expenses for our rooms, and depreciation of capital expenses due to product improvement plans (PIP) offset partially by certain rooms not being available for occupancy at the Tucson hotel due to the renovation in progress that is expected to be completed by October 1, 2018.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $714,000 for the three months ended July 31, 2018 compared to approximately $680,000 for the three months ended July 31, 2017, approximately a $34,000, or 5% increase in costs. With increased occupancy at several of our hotel properties, we incurred additional room expenses which was anticipated and planned. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small banquet events. For the three months ended July 31, 2018, food and beverage expenses were approximately $28,000 as compared to approximately $17,000 for the three months ended July 31, 2017, a increase of approximately $11,000, or 65%. The increase during the second quarter of fiscal year 2019 as compared to the second quarter of fiscal year 2018 corresponded with an increased amount of demand.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $693,000 for the three months ended July 31, 2018 decreased approximately $39,000 from approximately $732,000 for the three months ended July 31, 2017 primarily due to decrease in overhead and closer monitoring of spending, in addition due to the renovation at the Tucson hotel, certain expenses were reduced until such renovation is completed. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Sales and marketing expense increased approximately $60,000, or 29% to approximately $269,000 for the three months ended July 31, 2018 from approximately $209,000 for the three months ended July 31, 2017. The increase was consistent with the growth in revenues.

Repairs and maintenance expense was approximately $150,000 for the three months ended July 31, 2018 from approximately $194,000 reported for the three months ended July 31, 2017, a difference of $44,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. We are currently in the process of renovating our Tucson hotel so repairs and maintenance at Tucson have decreased as we renovate and capitalize renovation costs that extend the life and benefit of the property. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Hospitality expense increased by approximately $12,000, or 7%, from $163,000 for the three months ended July 31, 2017 to approximately $175,000 for the three months ended July 31, 2018. The increase was primarily due to the increased overall occupancy at our hotel properties.

Utility expenses increased by approximately $21,000 from approximately $161,000 reported for the three months ended July 31, 2017 compared with approximately $182,000 for the three months ended July 31, 2018. The properties had increased occupancy which incurred higher utility costs.

Hotel property depreciation expense increased to approximately $323,000 for the three months ended July 31, 2018 as compared to approximately $273,000 for the three months ended July 31, 2017, an increase of approximately $50,000. The change is a combination of increased depreciation due to our property improvements, and the high depreciation expense from the prior year period due to the re-classification of properties from assets held for sale to continuing operations.

Real estate and personal property taxes, insurance and ground rent expense increased by approximately $4,000, from approximately $117,000 for the three months ended July 31, 2017 to approximately $121,000 for the three months ended July 31, 2018.

Interest expenses were approximately $184,000 for the three months ended July 31, 2018, an increase of approximately $46,000 from the interest expenses for the three months ended July 31, 2017 of approximately $138,000. The increase is due to additional notes payable being incurred for the repurchase of beneficial shares.

Income tax provision was $210,000 for the three months ended July 31, 2018, a decrease of $60,000 from approximately $270,000 of income tax provision for the three months ended July 31, 2017. Decrease is mainly due to the tax on the gain on sale of the Ontario hotel property recorded in prior year.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2018 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2017

REVENUE CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Continuing Operations

For the six months ended July 31, 2018, we had total revenue (excluding other revenue) of approximately $5,535,000 compared to approximately $4,897,000 for the six months ended July 31, 2017, an increase of approximately $638,000. With an improved and renovated hotel property at our Yuma, Arizona market, we realized an overall 14% increase in room revenues during the first six months of fiscal year 2019 as room revenues were approximately $5,401,000 for the first six months of fiscal year 2019 as compared to approximately $4,752,000 during the first six months of fiscal year 2018. Food and beverage revenue was approximately $44,000 for the first six months of fiscal year 2019 as compared to approximately $26,000 for the first six months of fiscal year 2018, an increase of approximately $18,000, or 69%. During the remainder of fiscal year 2019, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 24% decrease in management and trademark fee revenues during the first six months of fiscal year 2019 as management and trademark revenues were approximately $90,000 during the first six months of fiscal year 2019 as compared to approximately $118,000 during first six months of fiscal year 2018. During the remainder of fiscal year 2019, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

EXPENSES CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Continuing Operations

Total operating expenses of approximately $5,366,000 for the six months ended July 31, 2018 reflect an increase of approximately $313,000 compared to total operating expenses of approximately $5,053,000 for the six months ended July 31, 2017. The increase was primarily due to an increase in overall occupancy resulting in an increase in operating expenses for our rooms and depreciation expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $1,500,000 for the six months ended July 31, 2018 compared to approximately $1,362,000 for the six months ended July 31, 2017 of approximately a $138,000, or 10%, increase in costs. With increased occupancy at several of our hotel properties, we incurred additional room expenses which was anticipated and planned. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small banquet events. For the first six months ended July 31, 2018, food and beverage expenses were approximately $64,000 as compared to approximately $35,000 for the first six months ended July 31, 2017, an increase of approximately $29,000, or 83%. The increase during the first six months of fiscal year 2019 as compared to the first six months of fiscal year 2018 corresponded with an increased amount of demand.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1,439,000 for the six months ended July 31, 2018 decreased approximately $43,000 from approximately $1,482,000 for the six months ended July 31, 2017 primarily due to decrease in overhead and offset by increase in operating expenses due to increase in overall occupancy, as management continues to closely monitoring spending. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Sales and marketing expense increased approximately $61,000, or 14%, to approximately $483,000 for the six months ended July 31, 2018 from approximately $422,000 for the six months ended July 31, 2017. The increase was due to additional use of online booking agencies and additional sales and marketing staff at our hotel properties.

Repairs and maintenance expense was approximately $315,000 for the six the six months ended July 31, 2018 from approximately $328,000 reported for the six months ended July 31, 2017, a difference of $13,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Hospitality expense increased by approximately $21,000, or 6%, from $324,000 for the six months ended July 31, 2017 to approximately $345,000 for the six months ended July 31, 2018. The increase was primarily due to the increased occupancy at our hotel properties.

Utility expenses increased by approximately $33,000 from approximately $281,000 reported for the six months ended July 31, 2017 compared with approximately $314,000 for the six months ended July 31, 2018. The properties had increased overall occupancy which increase utility expenses and increase usage of the room air conditioning units overnight when guests are occupying the rooms.

Hotel property depreciation expense increased significantly at approximately $643,000 for the six months ended July 31, 2018 as compared to approximately $555,000 for the six months ended July 31, 2017. The change occurred as all of our hotel properties are either going thru renovations (Yuma and Tucson) which is increasing our capitalize costs and repairs that extend the life of our operating assets, which increase our depreciation.

Real estate and personal property taxes, insurance and ground rent expense decreased by approximately $6,000, from approximately $244,000 for the six months ended July 31, 2017 to approximately $238,000 for the six months ended July 31, 2018 as last fiscal year we purchased the land under one of our Tucson, Arizona properties, which no longer required us to pay for a land lease.

Interest expenses were approximately $359,000 for the six months ended July 31, 2018, an increase of approximately $97,000 from the interest expenses for the six months ended July 31, 2017 of approximately $262,000. The increase is due to additional notes payable being incurred for the repurchase of beneficial shares. Also, the increase was primarily due to a change in the calculation of interest expense relating to the restructuring of the Ontario, California mortgage note payable, coupled with the increased use of our American Express note payables and our related party lines of credit offset by a decrease in our Albuquerque, New Mexico note payable payoff.

Income tax provision was $210,000 for the six months ended July 31, 2018, an decrease of $120,000 from $330,000 income tax provision for the six months ended July 31, 2017. Decrease in the tax provision was due to the sale of our hotel property in Ontario, California which occurred in June 2017 and our increased net sales of ownership interests in our properties during our first six months of fiscal year 2019 as compared to the first six months of fiscal year 2018. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

We had a consolidated net loss from continuing operations of approximately $(260,000) for the six months period ended July 31, 2018 compared to net loss from continuing operations of approximately $(708,000) for the six months period ended July 31, 2017. The decrease in net loss from continuing operations is due to the increase in overall occupancy at the hotels which increase our revenue for rooms, food and beverage.

Consolidated net loss from discontinued operations was approximately $(686,000) for the six months period ended July 31, 2018 compared to a net loss from discontinued operations of approximately $(1,181,000) for the six months period ended July 31, 2017.

Net loss attributable to controlling interest was approximately $(1,382,000) for the six months period ended July 31, 2018 compared to net income attributable to controlling interest of approximately $9,421,000 for the six months period ended July 31, 2017. The increase in net loss is attributable to the significant gain of approximately $11,446,000 on the sale of the Ontario property in the prior year.

Discontinued Operations

IBC Developments

For the six months ended July 31, 2018, we had total revenue of approximately $266,000 compared to approximately $522,000 for the six months ended July 31, 2017, an decrease of approximately $256,000. Comparative revenues for fiscal year 2019 to 2018 are impacted by the adoption of ASU 2014-09 (Topic 606) which was effective for reporting period after February 1, 2018. This adoption now requires revenues to be reported at net value versus gross value for 2018. The impact of the adoption for 2018 was a reduction to gross revenue for the current period ending July 31, 2018.

For the six months period ended July 31, 2017 the Ontario hotel has revenue of approximately $1,471,000 compared to $0 for the six months period ended July 31, 2018.The hotel was sold in 2017.

IBC Developments

Total expenses, which are comprised primarily of general and administrative and sales and marketing expense of approximately $948,000 for the six months ended July 31, 2018, reflect an decrease of approximately $166,000, as compared to total expenses of approximately $1,114,000 for the six months ended July 31, 2017. During the first six months ended July 31, 2017, we expanded our sales and marketing efforts by increasing our sales resources and the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

For the six months period ended July 31, 2017 the Ontario hotel has expenses of approximately $1,921,000 compared to $0 for the six months period ended July 31, 2018.The hotel was sold in 2017.

IBC Hospitality

For the three months ended July 31, 2018, we had total revenue of approximately $135,000, a decrease of 53% as compared to approximately $290,000 for the three months ended July 31, 2017. Comparative revenues for fiscal year 2019 to 2018 are impacted by the adoption of ASU 2014-09 (Topic 606) which was effective for reporting period after February 1, 2018. This adoption now requires revenues to be reported at net value versus gross value for 2018. The impact of the adoption for 2018 was a reduction to gross revenue for the current period ending July 31, 2018.

For the three months period ended July 31, 2017 the Ontario hotel has revenue of approximately $373,000 compared to $0 for the three months period ended July 31, 2018.The hotel was sold in 2017.

IBC Hospitality

Total expenses, which are comprised primarily of general and administrative, sales and marketing expense, cost of reservations was approximately $222,000 for the three months ended July 31, 2018 as compared to approximately $627,000 for the three months ended July 31, 2017, a decrease of approximately 65%.

For the six months period ended July 31, 2017 the Ontario hotel has expenses of approximately $1,058,000 compared to $0 for the six months period ended July 31, 2018.The hotel was sold in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and Yuma, Arizona (subject to closing of the sale) properties and more recently, sales of non-controlling interests in certain of our Hotels and the sale of hotel properties. The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns in Tucson, Arizona and the proceeds from the sale of the Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be steady during this coming year; capital improvements will decrease from the prior year.

With approximately $3,700,000 of cash and short term investments as of July 31, 2018 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

Net cash used in operating activities totaled approximately $616,000 during period ended July 31, 2018 as compared to approximately $880,000 used in operating activities during the period ending July 31, 2017. Consolidated net loss was approximately $947,000 for the year ended July 31, 2018 as compared to consolidated net income for the fiscal year ended July 31, 2017 of approximately $9,557,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Net cash used in investing activities totaled approximately $(2,377,000) for the period ended July 31, 2018 compared to net cash provided by investing activities of approximately $6,885,000 for the period ended July 31, 2017. The increase in net cash used by investing activities during period ending July 31, 2018 was due to the purchased of $2.0 million of marketable securities and the prior year included cash received from the sale of Ontario of approximately $9,600,000.

Net cash used by financing activities totaled approximately $909,000 for the period ended July 31, 2018, compare to cash provided of approximately $1,396,000 for the period ended July 31, 2017. The change of approximately $2,305,000 is attributable to repurchases of treasury stock of approximately $100,,000, distributions to Non-controlling interest holders of approximately $454,000, offset by reduced payments on Notes Payable to Banks and Principal Payments on Mortgage Notes Payable and the prior year contributions from non-controlling owners.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of July 31, 2018 and 2017, there were deminimus monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” These amounts are capitalized and depreciated over their estimated useful lives, and classified under Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet.

We have minimum debt payments, net of debt discounts, of approximately $1,249,000 and approximately $527,000 due during fiscal years 2019 and 2020, respectively. Minimum debt payments due during fiscal year 2019 include approximately $127,000 of mortgage notes payable, approximately $10,000 notes payable to bank, approximately $1,112,000 of other notes payable secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2018.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that we determined to be material weaknesses, as follows:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	We have not properly implemented comprehensive entity-level internal controls;
●	We have not properly implemented adequate system and manual controls;
●	We do not have sufficient segregation of duties;
●	We lack sufficient personnel with appropriate training and expertise in accounting principles general accepted in the United States; and
●	We had not implemented appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of July 31, 2018.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and other deficiencies and enhance the Company’s internal control over financial reporting, the Company increased its technical accounting expertise by hiring a new Chief Financial Officer and Corporate Controller with public company reporting experience to assist with the Company’s technical accounting and internal control issues.

We continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

●	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;
●	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes and entity level controls;
●	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities; Ensure systems that impact financial information and disclosures have effective information technology controls;
●	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use; and
●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts will continue throughout fiscal year 2019.

Despite the material weaknesses reported above, our management believes that our financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turn over in our accounting department within the last 6 months, which includes turnover at our Chief Financial Officer and Chief Operating Officer positions.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on June 19, 2017, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 750,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the six months ended July 31, 2017, the Trust acquired 55,686 Shares of Beneficial Interest in open market transactions at an average price of $1.74 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE American requirements. During the six months period ended July 31, 2018, the Trust also repurchased 210,741 Shares of Beneficial Interest in private transactions for an average price of $2.26 per share by issuing note payables for each transaction with an annual interest rate of 7%. During the six months period ended July 31, 2018, the Trusts related Company RRF Limited Partnership also repurchased 24,104 Shares of Beneficial Interest in private transactions for an average price of $1.72 per share by issuing note payables for each transaction with an annual interest rate of 7%. The Trust remains authorized to repurchase an additional 395,690 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

February 1 - February 28, 2018	8,455	$1.79	8,455	653,662
March 1 - March 31, 2018	136,121	$1.93	1,707	517,541
April 1 - April 30, 2018	-	$-	-	517,541
May 1 - May 31, 2018	16,827	$1.85	11,000	500,714
June 1 - June 31, 2018	78,500	$1.76	8,000	422,214
July 1 - July 31, 2018	26,524	$1.67	26,524	395,690

Total	266,427		55,686

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

During the six months ended July 31, 2018, there were 14.50 Class A units sold for $145,000 ($10,000/unit), of which 14.50 came from the Trust’s Class B units, and no C units of the Albuquerque entity sold.

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

10.64	Purchase and sale agreement by and between 102037739 Saskatchewan LTD and Innsuites Hotels Inc. (incorporated by reference to Exhibit 10.1 of the Registant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

10.65	Purchase and sale agreement for Best Western Innsuites Yuma (incorporated by reference to Exhibit 10.1 of the Registant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018).

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+ Management contract or compensation plan or arrangement.

* Furnished, note filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Date: September 14, 2018	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Date: September 14, 2018	/s/ V. George Moore
V. George Moore
Chief Financial Officer

