Form 10-Q
period 2018-10-31
INNSUITES HOSPITALITY TRUST
filed 2018-12-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2018

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

Number of outstanding Shares of Beneficial Interest, without par value, as of December 10, 2018: 9,353,497

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2018	JANUARY 31, 2018
	(UNAUDITED)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,764,008	$4,575,748
Short-Term Investments – Available For Sale Securities	-	1,000,330
Accounts Receivable, including approximately $36,000 and $15,000 from related parties and net of Allowance for Doubtful Accounts of approximately $6,000 and $29,000 as of October 31, 2018 and January 31, 2018, respectively	112,192	78,731
Advances to Affiliates - Related Party	406,361	970,353
Notes Receivable - Related Party	1,569,052	810,799
Prepaid Expenses and Other Current Assets	127,662	138,831
Current Assets of Discontinued Operations	10,201,097	491,529
Total Current Assets	14,180,373	8,066,321
Property, Plant and Equipment, net	9,601,863	9,771,216
Note Receivable - Obasa	2,750,000	-
Noncurrent assets of Discontinued Operations	-	5,240,535
TOTAL ASSETS	$26,532,236	$23,078,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,143,069	$1,690,211
Current Portion of Notes Payable - Related Party	316,175	296,315
Current Portion of Mortgage Notes Payable, net of Discount	113,746	109,547
Current Portion of Notes Payable to Banks, net of Discount	-	-
Current Portion of Other Notes Payable	1,230,678	1,059,349
Current Liabilities of Discontinued Operations	651,951	897,039
Total Current Liabilities	3,455,618	4,052,461
Notes Payable - Related Party	245,272	494,258
Mortgage Notes Payable, net of discount	4,736,503	4,817,529
Notes Payable to Banks, net of discount	-	-
Other Notes Payable	320,722	104,481
Noncurrent Liabilities of Discontinued Operations, net of current portion	-	5,490,374
TOTAL LIABILITIES	8,758,116	14,959,103

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,571,960 and 18,571,960 shares issued and 9,380,141 and 9,774,937 shares outstanding at October 31, 2018 and January 31, 2018, respectively	23,930,678	22,333,905

Treasury Stock, 9,191,819 and 8,797,023 shares held at cost at October 31, 2018 and January 31, 2018, respectively	(13,458,886)	(12,662,996)
TOTAL TRUST SHAREHOLDERS’ EQUITY	10,471,792	9,670,909
NON-CONTROLLING INTEREST	7,302,328	(1,551,940)
TOTAL EQUITY	17,774,120	8,118,969
TOTAL LIABILITIES AND EQUITY	$26,532,236	$23,078,072

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2018	2017
REVENUE
Room	$4,582,269	$3,995,074
Food and Beverage	34,412	16,188
Management and Trademark Fees	128,546	157,242
Other	58,044	68,362
TOTAL REVENUE	4,803,272	4,236,867

OPERATING EXPENSES
Room	1,474,271	1,276,625
Food and Beverage	52,479	18,434
Telecommunications	3,479	2,382
General and Administrative	1,727,224	1,780,638
Sales and Marketing	440,137	413,118
Repairs and Maintenance	362,303	294,885
Hospitality	343,772	335,274
Utilities	274,273	271,916
Depreciation	620,610	526,567
Real Estate and Personal Property Taxes, Insurance and Ground Rent	291,781	296,475
Other	3,023	0
TOTAL OPERATING EXPENSES	5,593,353	5,216,315
OPERATING LOSS	(790,081)	(979,448)
Interest Income	95,111	6,288
TOTAL OTHER INCOME	95,111	6,288
Interest on Mortgage Notes Payable	182,675	162,636
Interest on Notes Payable to Banks	41,544	(9,087)
Interest on Other Notes Payable	70,217	39,710
Interest on Advances to Affiliates - Related Party		-
TOTAL INTEREST EXPENSE	294,436	193,259
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(989,406)	(1,166,419)
Income Tax Provision	(407,727)	(330,000)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(1,397,133)	$(1,496,419)
Discontinued Operations, Net of Non-Controlling Interest	$(801,996)	$(1,219,106)
Gain on Disposal of Discontinued Operations	$13,323,418	$11,445,879
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF DISCONTINUED OPERATIONS	$12,521,422	$10,226,773
CONSOLIDATED NET INCOME	$11,124,289	$8,730,354
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$9,594,620	$113,519
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,529,669	$8,616,835
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.15)	$(0.15)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$1.31	$1.04
NET INCOME PER SHARE FROM NON-CONTROLLING INTEREST – BASIC	$1.00	$0.01
NET INCOME PER SHARE CONTROLLING INTEREST - BASIC	$0.16	$0.88
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,570,253	9,847,104
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.11)	$(0.11)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$0.99	$0.78
NET INCOME PER SHARE FROM NON-CONTROLLING INTEREST – DILUTED	$0.76	$0.01
NET INCOME PER SHARE CONTROLLING INTEREST - DILUTED	$0.12	$0.65
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,671,891	13,161,778

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2018	2017
REVENUE
Room	$1,435,454	$1,217,292
Food and Beverage	12,249	9,869
Management and Trademark Fees	38,103	38,820
Other	15,390	38,976
TOTAL REVENUE	1,501,196	1,304,956

OPERATING EXPENSES
Room	491,681	402,400
Food and Beverage	17,219	12,348
Telecommunications	291	764
General and Administrative	565,482	560,966
Sales and Marketing	91,810	132,743
Repairs and Maintenance	164,633	99,808
Hospitality	115,191	113,097
Utilities	58,261	91,862
Depreciation	209,196	201,690
Real Estate and Personal Property Taxes, Insurance and Ground Rent	95,787	102,501
Other	3,832	-
TOTAL OPERATING EXPENSES	1,813,381	1,718,179
OPERATING LOSS	(312,185)	(413,222)
Interest Income	34,232	4,566
TOTAL OTHER INCOME	34,232	4,566
Interest on Mortgage Notes Payable	63,722	68,046
Interest on Notes Payable to Banks	12,075	(4,767)
Interest on Other Notes Payable	37,674	4,256
Interest on Advances to Affiliates - Related Party	-	-
TOTAL INTEREST EXPENSE	113,472	67,535
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(391,425)	(476,191)
Income Tax Provision	(197,896)	-
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(589,321)	$(476,191)
Discontinued Operations, Net of Non-Controlling Interest	$(675,257)	$(350,637)
Gain on Disposal of Discontinued Operations	$13,323,418	$-
CONSOLIDATED NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF DISCONTINUED OPERATIONS	$12,648,161	$(350,637)
CONSOLIDATED NET INCOME (LOSS)	$12,058,840	$(826,828)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$9,159,128	$(128,821)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$2,899,711	$(698,007)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.06)	$(0.05)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$1.34	$(0.04)
NET INCOME (LOSS) PER SHARE FROM NON-CONTROLLING INTEREST – BASIC	$0.97	$(0.01)
NET INCOME (LOSS) PER SHARE CONTROLLING INTEREST - BASIC	$0.31	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,426,212	9,566,948
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.05)	$(0.05)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$0.99	$(0.04)
NET INCOME (LOSS) PER SHARE FROM NON-CONTROLLING INTEREST – DILUTED	$0.72	$(0.01)
NET (LOSS) INCOME PER SHARE CONTROLLING INTEREST - DILUTED	$0.23	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,734,626	9,566,948

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$11,124,289	$8,730,354
Adjustments to Reconcile Consolidated Net Income to Net Cash Used In Operating Activities:
Stock-Based Compensation	24,300	38,880
Recovery of Uncollectible Receivables		(47,630)
Depreciation	1,017,252	1,131,177
Amortization of Intangibles		50,250
Amortization of Debt Discounts and Deferred Financing Fees		47,590
Gain on Disposal of Assets	(13,323,418)	(11,445,879)
Changes in Assets and Liabilities:
Accounts Receivable	30,249	(717,451)
Prepaid Expenses and Other Assets	22,936	79,900
Accrued Interest Income	(93,000)
Accounts Payable and Accrued Expenses	(503,132)	745,569
NET CASH USED IN OPERATING ACTIVITIES	(1,700,524)	(1,387,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(778,525)	(2,154,775)
Redemption of Marketable Securities	1,000,330	-
Cash Received From Sale of Hotel Property and IBC	10,184,766	9,603,610
Lendings on Advances to Affiliates - Related Party	(704,253)	(1,939,000)
Collections on Advances to Affiliates - Related Party	602,992	596,541
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,305,310	6,106,376

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(296,486)	(588,908)
Borrowings on Mortgage Notes Payable		5,000,000
Payments on Notes Payable to Banks, net of financing costs		(2,330,565)
Borrowings on Notes Payable to Banks, net of financing costs		1,370,000
Lendings on Advances to Affiliates - Related Party
Collections on Advances to Affiliates - Related Party
Payments on Line of Credit - Related Party		(775,000)
Borrowings on Line of Credit - Related Party		632,384
Payments on Notes Receivable - Related Party		-
Borrowings on Notes Receivable - Related Party		-
Payments on Notes Payable - Related Party	(229,126)	(1,046,761)
Borrowings on Notes Payable - Related Party		696,384
Payments on Other Notes Payable	(88,930)	(112,599)
Borrowings on Other Notes Payable		1,551,465
Payment of Dividends	(99,673)	(98,879)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	76,114	3,236,543
Sale of Shares of Beneficial Interest		400,000
Distributions to Non-Controlling Interest Holders	(669,734)	(5,512,333)
Repurchase of Treasury Stock	(323,646)	(82,280)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,631,481)	2,339,451
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,973,305	7,058,586
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,776,453 *	568,396 *
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,749,758 *	$7,626,982 *

* Cash balances include cash held in discontinued operations for the nine months period ended October 31, 2018 and 2017.

See accompanying notes to unaudited

condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2018 AND JANUARY 31, 2018

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2018 AND 2017

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2018, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded company with continuing operations of hotels IHT owns and manages.. The Trust and its shareholders owns interests directly in and through a partnership interest, three hotels with an aggregate of 260 suites in Arizona and New Mexico (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites”. On July 31, 2018, the Trust entered into a sale agreement to sell its Yuma Hotel property which was closed on October 24, 2018. As a result, the Trust has restated the assets and liabilities of the Yuma Hotel operations reported in the accompanying condensed consolidated balance sheet at January 31, 2018 as discontinued operations and reported the Yuma Hotel operations as discontinued operations in the accompanying statement of operations for the three and nine month period ended October 31, 2018 and reclassified the results of operations for the prior year three and nine months period ended October 31, 2018 as discontinued operations in the accompanying statements of operations (see Note 10).

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% and 74.80% interest in the Partnership as of October 31, 2018 and January 31, 2018, respectively. As of October 31, 2018, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 0% interest in a Yuma, Arizona hotel property (see Note 10), and a direct 20.33% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Pursuant to ASC 205-20 Discontinued Operations, the Trust has determined that Yuma Hotel shall be reported in the accompanying condensed consolidated financial statements as discontinued operations (see Note 10).

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

IBC Hospitality Technologies – Discontinued Operations:

InnDependent Boutique Collection (“IBC”, “IBC Hotels”, “IBC Hospitality” or “IBC Hospitality Technologies”), a wholly-owned subsidiary of InnSuites Hospitality Trust as of February 1, 2018 has been sold on August 1, 2018 (see Note 10), has a network of approximately 2,000 unrelated hospitality properties with proprietary software exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels and alternative lodging (serviced apartments, B&B’s, villas and multi-unit ownership/management of luxury private residences). Additionally, IBC provides software and solutions to a variety of branded hotels looking to increase direct bookings and receive full guest information IBC’s patent-pending loyalty program allows consumers to book highly discounted travel when logged in and shopping for lodging on www.ivhtravel.com. IVHTravel.com and its proprietary booking engine has over 1.1 million lodging choices globally and provides add-on capability for activities, rental car and cancellation protection with airfare on its roadmap in 2019.

Pursuant to ASC 205-20 Discontinued Operations, the Trust has determined that IBC shall be reported in the accompanying condensed consolidated financial statements as discontinued operations (see Note 10).

Intellectual Property

In order to provide our previous business to business solutions thru IBC and our previous business to consumer solutions thru IVH, we used software, business processes and proprietary information to carry out our previous business. These assets including related intellectual property rights, copyrights and website domains were part of the sale to a third party on August 1, 2018 and have be reported in the accompanying condensed consolidated balance sheet at January 31, 2018 as assets held under discontinued operations (see Note 10).

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (GAAP), and include all assets, liabilities, revenues and expenses of the Trust and its wholly-owned subsidiaries and consolidated variable interest entities. All material intercompany transactions and balances have been eliminated. The Trust exercises unilateral control over the Partnership and the entities listed below. Therefore, the financial statements of the Partnership and the entities listed below are consolidated with the Trust (through the indicated date sold, if applicable), and all significant intercompany transactions and balances have been eliminated.

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC (see Note 6)	20.33%	-
Tucson Hospitality Properties, LLLP	-	51.01%
Ontario Hospitality Properties, LLLP (sold in June, 2017)	99.60%	-
Yuma Hospitality Properties, LLLP (sold October 2018, Note 6 and 10)	12.79%	-
Tucson Saint Mary’s Hospitality LLC	-	83.66%
RRF Limited Partnership (“RRF”)	75.89%	-
InnSuites Hotels Inc.	100.00%	-
IBC Hotels, LLC (including dba International Vacation Hotels) (Sold August 1, 2018)	99.90%	0.10%

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On October 31, 2018 and January 31, 2018, 211,708 and 235,812 Class A Partnership units were issued and outstanding, representing 1.60% and 1.76% of the total Partnership units, respectively. Additionally, as of October 31, 2018 and January 31, 2018, 2,974,038 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on October 31, 2018 and January 31, 2018, the limited partners in the Partnership would receive 3,185,746 and 3,209,850 Shares of Beneficial Interest of the Trust. As of October 31, 2018 and January 31, 2018, the Trust owns 10,025,771 and 10,001,667 general partner units in the Partnership, representing 75.89% and 75.70% of the total Partnership units, respectively.

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

With approximately $2,000,000 of cash and cash equivalent (including short term investments maturing thru January 2019), as of October 31, 2018, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of the combined $1,000,000 Advance to Affiliate credit facilities, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next year. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

On August 1, 2018, the Trust sold its interest in its wholly-owned subsidiary IBC Hospitality Technologies and IVHTravel.com. As a result of the sale, the Trust has reported the operations of IBC as of July 31, 2018 and restated prior year January 31, 2018 as discontinued operations in the accompanying condensed balance sheet, statement of operations and cash flows (see Note 10).

On July 31, 2018, the Trust entered into a sale agreement to sell its Yuma Hotel property which was closed on October 24, 2018. As a result, the Trust has restated the assets and liabilities of the Yuma Hotel operations reported in the accompanying condensed consolidated balance sheet at January 31, 2018 as discontinued operations and reported the Yuma Hotel operations as discontinued operations in the accompanying statement of operations for the three and nine month period ended October 31, 2018 and reclassified the results of operations for the prior year three and nine months period ended October 31, 2017 as discontinued operations in the accompanying statements of operations (see Note 10).

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

During the first quarter period ended April 30, 2018, we improperly recognized revenue and liabilities related to certain pass through transactions which did not belong to IBC. As a result of our analysis, we have concluded that these revenues, expenses and liabilities should not have been recorded. Accordingly, the revenue balances for IBC have been restated as follows: Revenue as reported was approximately $345,000; Revenue as adjusted is approximately $131,000; Revenue was overstated by approximately $214,000. In addition, expenses as reported were approximately $890,000; Expenses as adjusted is approximately $728,000; as a result, expenses were overstated by approximately $162,000. As a result, operating loss for IBC as restated is approximately $598,000 and as reported was approximately $546,000. Management believes the restatements had no material impact on our reported net loss per share of $0.03. On August 1, 2018, IBC has been sold and the current and historical financial information has been presented as discontinued operations in the accompanying condensed balance sheets and statements of operations.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The southern Arizona hotels experience their highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at the Arizona hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the presentation following the sale of IBC and the Yuma Hotel, which includes the reclassification of the combined financial position and results of operations of IBC and the Yuma Hotel as discontinued operations (see Note 10) for all periods presented.

Discontinued Operations

Pursuant to ASC 205-20 Discontinued Operations, in determining whether a group of assets that is disposed (or to be disposed) should be presented as a discontinued operation, we analyze whether the group of assets being disposed represents a component of the Company; that is, whether it had historic operations and cash flows that were clearly distinguished, both operationally and for financial reporting purposes. In addition, we consider whether the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations, as well as any gain or loss on the disposal, if applicable, are aggregated and separately presented in our condensed consolidated statements of operations, net of income taxes. The historical financial position of discontinued operations are aggregated and separately presented in our accompanying condensed consolidated balance sheets.

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU will become effective for us beginning February 1, 2019, and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our consolidated financial statements.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and recoverability of long-lived assets and the fair values of the long-lived assets and collectability of advances and notes receivables.

PROPERTY, PLANT AND EQUIPMENT AND HOTEL PROPERTIES

Furniture, fixtures, building improvements and hotel properties are stated at cost and are depreciated using the straight-line method over estimated lives ranging up to 40 years for buildings and 3 to 10 years for furniture and equipment.

Construction in progress, consisting of hotel land redevelopment costs, hotel pre-renovation costs, hotel renovation costs, interest incurred on financing, architectural plans, is not depreciated until the related asset is placed in service. The balance of construction in progress at October 31, 2018 was approximately $417,000, which management believes will be placed into service during the third quarter ended November 30, 2018. The majority of the construction in progress as of October 31, 2018 related to the renovation costs associated with the Tucson hotel property. The expected remaining cost of the Tucson renovation is approximately $100,000 at October 31, 2018. The renovation of the Tucson Hotel property was completed the first week of December 2018.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management impaired these assets during the fiscal year 2018, and has determined that no further impairment is required of long-lived assets for the fiscal period ending October 31, 2018.

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

IBC Technologies Discontinued Operations

This ASU became effective for the Trust beginning interim period February 1, 2018. Based on our evaluation of the new revenue recognition standard the Trust presents revenue on a net basis for the period ending October 31, 2018.

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

For the periods ended October 31, 2018 and 2017, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,308,848 and 3,101,638 for the three and nine months period ended October 31, 2018 and 3,314,674 for the nine months period ended October 31, 2017, respectively, in addition to the basic weighted average shares outstanding. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during the three and nine months period ended October 31, 2018 and for the nine months period ended October 31, 2017 and are included in the calculation of diluted earnings per share. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units during the three months period ended October 31, 2017 are excluded in the calculation of diluted loss per share as their effect would be anti-dilutive as we reported a net loss for the period.

SEGMENT REPORTING

As a result of the sale of IBC (see Note 10), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in three hotel properties with an aggregate of 260 suites in Arizona and New Mexico. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Prior to the sale of IBC, the Trust has previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-Q reflects this change with IBC being reported as discontinued operation.

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

The Trust has approximately $1.8 million invested in Level 1 short-term bonds during the period ended October 31, 2018, and had no other assets or liabilities carried at fair value on a recurring basis and had no fair value re-measurements during the period ended October 31, 2018. As the short term bonds mature thru January 2019, the Company has classified such amounts as cash in the accompanying condensed balance sheet at October 31, 2018, due to the short term nature of the instruments.

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

3. STOCK-BASED COMPENSATION

TRUSTEE STOCK COMPENSATION

For the three and nine month periods ended October 31, 2018 and 2017, the Trust recognized expenses of approximately $8,000 and $13,000 and $24,000 and $39,000, respectively, related to stock-based compensation. During the nine months period ended October 31, 2018, the Trust issued 18,000 restricted shares with a total market value of $32,400 in the first fiscal quarter of fiscal year 2019 as compensation to its three outside Trustees for fiscal year 2019. On a monthly basis through January 31, 2019, these shares vest at a rate of approximately 500 shares for each outside Trustee. As of October 31, 2018, the remaining unamortized stock based compensation to be recognized into stock based compensation over the next six months is approximately $8,000.

The following table summarizes restricted share activity during the nine months ended October 31, 2018:

	Restricted Shares
	Shares	Weighted-Average Per Share Grant Date Fair Value

Balance of unvested awards at January 31, 2018	-	-
Granted	18,000	$1.8
Vested	(13,500)	$1.8
Forfeited	-	-
Balance of unvested awards at October 31, 2018	4,500	$1.8

4. RELATED PARTY TRANSACTIONS

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on June 30, 2019. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of October 31, 2018 and January 31, 2018, the Trust had a an amount receivable of approximately $1,569,000, including accrued interest and $811,000, respectively. The outstanding balance is in excess of the permitted amount of $1,000,000. During the nine months period ended October 31, 2018, the Trust advanced approximately $754,000, received approximately $50,000 in repayments and accrued approximately $54,000 of interest income. Subsequent to October 31, 2018, Rare Earth Financial, LLC made a payment of $580,000 to IHT on the related note receivable which reduced the outstanding balance on the note receivable to under $1,000,000.

As of January 31, 2017, the Trust had an available Affiliate credit facility with a maximum borrowing/lending capacity of $500,000 to Tempe/Phoenix Airport Resort LLC. On June 19, 2017, the Board changed the terms of Tempe/Phoenix Airport Resort LLC Affiliate credit facilities by increasing the borrowing capacity to $1,000,000 and changed the Maturity Date from June 30, 2017 to June 30, 2019, bears interest at 7.0% per annum for both a payable and receivable. As of October 31, 2018 and January 31, 2018, the Trust had an amount receivable of approximately $406,000 and $970,000, respectively. During the nine months period ended October 31, 2018, the Trust accrued approximately $39,000 of interest income, received payments of approximately $760,000 and made cash advances of approximately $157,000. Subsequent to October 31, 2018, IHT advanced $580,000 to Tempe/Phoenix which increased the related note receivable balance to approximately $1,000,000. Tempe then advanced the monies to Rare Earth Financial, LLC.

As of October 31, 2018 and January 31, 2018, Mr. Wirth and his affiliates held 2,974,038 and 2,974,038 Class B Partnership units, which represented 22.5% and 22.5% of the total outstanding Partnership units. As of October 31, 2018 and January 31, 2018, Mr. Wirth and his affiliates held 7,048,462 and 6,939,429 respectively, Shares of Beneficial Interest in the Trust, which represented 73.09% and 70.99%, respectively, of the total issued and outstanding Shares of Beneficial Interest. For the three and nine months ended October 31, 2018, Mr. Wirth’s affiliates paid the Trust approximately $30,000 and $130,000 respectively, for management and licensing fees.

During the nine months period ended October 31, 2018, Ms. Pamela Barnhill, immediate family member to Mr. Jim Wirth, was employed by the Trust and IBC and was paid approximately $78,000 for the nine months period ended October 31, 2018. The Trust also employs another immediate family member of Mr. Wirth who provides technology support services to the Trust, receiving a $60,000 yearly salary. Another immediate family member of Mr. Wirth provides investor relations support and services on an hourly basis, of which the Trust has paid this individual approximately $14,000 during the nine month period ended October 31, 2018.

5. NOTES PAYABLE

On August 24, 2012, the Yuma entity entered into a $5,500,000 mortgage loan with 1st Bank Yuma to refinance the then existing term debt. The mortgage loan calls for a 10 year maturity date and an interest rate of the Wall Street Journal Prime Rate plus one percentage point, with a floor of 5.0% per year. Prepayment fees exist for refinancing this debt with another lender until the maturity date. As of October 31, 2018, the mortgage loan was paid in full in connection with the Sale of the Yuma Hotel property (see Note 10). The mortgage note payable was reclassified at January 31, 2108 and recorded under liabilities of discontinued operations in the accompanying condensed consolidated balance sheet (see Note 10).

On May 11, 2017, Yuma Hospitality Properties, LLLP entered into a $850,000 Promissory Note Agreement (“Yuma Loan Agreement”) as a credit facility to replenish funds for the hotel remodel with 1st Bank of Yuma Arizona Bank & Trust with a maturity date of September 1, 2022. The Yuma Loan Agreement has an initial interest rate of 5.50% with a variable rate adjustment equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.50% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of October 31, 2018, the Promissory Note was paid in full in connection with the sale of the Yuma Hotel property (see Note 10). The Promissory Note was reclassified at January 31, 2018 and recorded under liabilities of discontinued operations in the accompanying condensed consolidated balance sheet (see Note 10).

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest- only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. As of October 24, 2018, the business loan was paid in full. The loan was reclassified at January 31, 2018 and recorded under liabilities of discontinued operations in the accompanying condensed consolidated balance sheet (see Note 10).

On June 29, 2017, Tucson Hospitality Properties, LLLP, a subsidiary of InnSuites Hospitality Trust, entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of October 31, 2018, the Tucson Loan was approximately $4,852,000.

Scheduled minimum payments of debt, net of debt discounts, as of October 31, 2018 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE RELATED PARTIES	OTHER NOTES PAYABLE	TOTAL

Remainder of 2019 (3 mos)	$27,000	$148,000	$1,055,000	$1,230,000
2020	115,000	318,000	238,000	671,000
2021	119,000	95,000	212,000	426,000
2022	127,000		46,000	173,000
2023	130,000			130,000
Thereafter	4,334,000			4,334,000
	$4,852,000	$561,000	$1,551,000	$6,964,000

6. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

During the nine months period ended October 31, 2018, there were 14.50 Class A units sold for $145,000 ($10,000/unit), of which 14.50 came from the Trust’s Class B units, and no C units of the Albuquerque entity sold. As of July 31, 2018, and January 31, 2018, the Trust held a 20.33% and 22.83% ownership interest, or 122 and 137 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other third parties held a 79.50% interest, or 477 Class A units as of October 31, 2018 and 79.25% or 475.5 units as of January 31, 2018. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three and nine months period ended October 31, 2018 the Trust paid distributions in the amount of approximately $105,000, of which approximately $22,000 was to IHT, which were eliminated during the consolidation process for reporting purposes and approximately $83,000 was to the third party non-controlling interest holder and approximately $308,000, of which approximately $69,000 was to IHT, which were eliminated during the consolidation process for reporting purposes, and approximately $239,000 was to the third party the non-controlling interest holders, respectively.

During the nine months ended October 31, 2018, there were no Class A, B or C units of the Tucson entity sold. As of October 31, 2018, and January 31, 2018, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.6% interest, or 385 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three and nine months period ended October 31, 2018 the Trust paid distributions in the amount of approximately $0 and approximately $139,000, of which approximately $71,000 was to RRF Limited Partnership, which were eliminated during the consolidation process for reporting purposes, and approximately $68,000 was to the third party the non-controlling interest holders, respectively.

During the nine months ended October 31, 2018, there were no Class A, B or C units of the Yuma entity sold. As of October 31, 2018, the Trust held a 12.79% ownership interest, or 102.30 Class B units, in the Yuma entity, Mr. Wirth and his affiliates held a 0.63% interest, or 5 Class C units, and other parties held a 86.59% interest, or 692.70 Class A units. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired. During the three and nine months period ended October 31, 2018 the Company paid distributions in the amount of approximately $140,000, of which approximately $19,000 was to IHT, which were eliminated during the consolidation process for reporting purposes, and approximately $121,000 was to the third party non-controlling interest holder and approximately $432,000, of which approximately $69,000 was to IHT, which were eliminated during the consolidation process for reporting purposes, and approximately $363,000 was to the third party non-controlling interest holders, respectively.

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

On July 31, 2018, the Trust entered into a sale agreement to sell its Yuma Hotel property which was closed on October 24, 2018. As a result, the Trust has reclassified the assets and liabilities of the Yuma Hotel operations reported in the accompanying condensed consolidated balance sheet at January 31, 2018 as discontinued operations and reported the Yuma Hotel operations as discontinued operations in the accompanying statement of operations for the three and nine month period ended October 31, 2018 and restated the prior year three and nine months period ended October 31, 2018 (see Note 10).

8. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid approximately $380,000 and $451,000 in cash for interest for the nine months period ended October 31, 2018 and 2017, respectively for continuing operations. The Trust paid approximately $550,000 and $20,000 for taxes for the nine months period ended October 31, 2018 and 2017, respectively for continuing operations.

In connection with the sale of the Yuma property, the related mortgage note payable was paid off in full in the amount of approximately $5,560,000 at the time of the sale.

In connection with the sale of IBC, the Trust entered into a note receivable for $2,750,000 for a portion of the purchase price.

Purchase of treasury stock on notes payable were approximately $477,000 for the nine months period ended October 31, 2018.

9. COMMITMENTS AND CONTINGENCIES

The Albuquerque Hotel is subject to a non-cancelable ground lease that expires in 2058. Total expense associated with the non-cancelable ground lease for the three and nine months ended October 31, 2018 and 2017 was approximately $31,000 and $37,000, respectively and approximately $106,000 and $112,000, respectively. Deferred rent was approximately $145,000 at October 31, 2018 and is recorded under accrued expenses in the accompanying condensed consolidated balance sheet.

On August 4, 2017, the Trust entered into a five year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90 day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 – 5 of the lease term, respectively. Rent expense on this lease agreement for the three and nine months period ended October 31, 2018 was approximately $10,000 and $30,000 (net of sublease rental income of approximately $7,000 for the three and nine months period ended October 31, 2018). Deferred rent was approximately $6,000 at October 31, 2018 and is recorded under accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense incurred by the Trust for the three and nine months period ended October 31, 2017 was approximately $9,000 and $18,000, respectively.

Future minimum lease payments under the non-cancelable ground leases  and office lease are as follows:

Fiscal Year Ending
Remainder of FY 2019	62,000
FY 2020	167,000
FY 2021	170,000
FY 2022	174,000
FY 2023	145,000
Thereafter	4,204,000
Total	4,922,000

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists are not reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash” as the balance was deminimus as of October 31, 2018 and January 31, 2018.

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to all three of the Hotels. In exchange for use of the Best Western name, trademark and reservation system, the participating Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the participating Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the participating hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $46,000 and $37,000 for the three months ended October 31, 2018 and 2017, respectively, and approximately $125,000 and $114,000 for the nine months ended October 31, 2018 and 2017, respectively.

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

10. Discontinued Operations

Sale of IBC

Discontinued operations during the nine months period ended October 31, 2018 consist of the operations from the IBC subsidiary. On August 15, 2018 Innsuites Hospitality Trust (IHT) entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to a third party buyer (Buyer). The third-party purchaser hired IHT’s former Chief Operating Officer, who is a family member of IHT’s CEO. The sale price was $3,000,000 to be paid to IHT as follows:

1.	$250,000 at closing, which was received on August 14, 2018;
2.	A secured promissory note in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, recorded in the accompanying condensed balance sheet in continuing operations. Interest shall accrue for the first 10 months (starting August 2018), thereafter for month 11 and 12 principal and interest payments of 50% ($25,632 per month), then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in June 2024.

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

As a result of the sale, the Trust recorded a gain on sale of approximately $2,244,000, net of taxes of $0. The gain is determined by the sales prices of approximately $3,000,000 let the estimated book value of the assets acquired and liabilities assumed of approximately $431,000 and costs associated with the sale of approximately $325,000.

Default

If Buyer has not paid two or more payments on the note as scheduled, or if Buyer has not satisfied any other provisions in the note, IHT may give Buyer notice of default. If Buyer fails to cure the default within 30 days after notice (a) on or before February 5, 2020, then 75% of the issued and outstanding IBC interest shall be transferred to IHT, and (b) on or after February 5, 2020, then 51% of the issued and outstanding interest of the Company shall be transferred to IHT.

Debt/Working Capital adjustment

On or before the sixty calendar days following the effective date (August 1, 2018) Buyer shall prepare and deliver to IHT a written statement (closing statement) setting forth a calculation of the aggregate amount of (i) all indebtedness, (ii) working capital of IBC as of the close of business on the last business day immediately preceding the effective date (closing net working capital) , and (iii) a proposed adjustment to the principal amount of the note payable, calculated as follows:

●	If the closing new working capital is between $0 and negative $100,000, the purchase price shall not be adjusted;
●	If the closing working capital is less then negative $100,000, the principal amount of the note shall be decreased in amount equal to the amount by which the closing net working capital is greater than negative $100,000; and
●	If the closing working capital is greater than $0, the principal amount of the note shall be increased in an amount equal to the closing working capital.

There were no working capital adjustments to the sale price at the conclusion of the 60 day adjustment period.

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

Incentive Bonus

On September 4, 2018, the Board approved to pay a $15,000 bonus to the daughter of the CEO, and who is the former Chief Operating Officer, in connection with the sale of IBC. The CEO’s daughter is now employed by the Company that acquired IBC. In addition, the Board approved to pay a $10,000 bonus to the Executive Vice President of the Trust in connection with the sale of IBC. These bonuses will be paid upon receipt of the monthly payments to be received in connection with the note receivable described above starting in September 2019 at $1,000 per month.

The Trust also paid the former CFO a $5,000 compensation bonus related to the sale of IBC.

Sale of Yuma Property

Discontinued operations during the three and nine months ended October 31, 2018 consisted of the sale of the Yuma Hotel property. On July 31, 2018, IHT entered into a purchase and sale agreement to sell its Innsuites Yuma Hotel and Suites Best Western (Yuma), together with certain furniture, fixtures, equipment, operating supplies and other ancillary items pertaining to the daily operations to a third party. The sale was completed on October 24, 2018. The sales price, as revised, was approximately $16.05 million, of which the net proceeds  (net of mortgage payoff, commissions and closing costs) received by the IHT was approximately $9.93 million.

The Trust recorded a gain on sale of approximately $11,080,000, net of estimated tax of approximately $381,000. The gain was determined by the sale price less the estimated book value other assets sold of approximately $4,589,000. In connection with the sale of the Yuma property the related mortgage note payable in the amount of approximately $5,560,000 at the time of the sale was paid in full.

The following tables list the assets and liabilities of discontinued operations at October 31, 2018 and January 31, 2018 and the discontinued operations for IBC and Yuma for the three and nine months period ended October 31, 2018 and IBC, Yuma and Ontario for the and three and nine months period October 31, 2017

DISCONTINUED OPERATIONS

OCTOBER 31, 2018
Yuma
ASSETS
Current Assets:
Cash and Cash Equivalents	$9,985,750
Accounts Receivable	201,667
Prepaid Expenses and Other Current Assets	13,680
Total Current Assets of Discontinued Operations	10,201,097
Property, Plant and Equipment, net	-
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$10,201,097

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$651,951
Current Portion of Mortgage Notes Payable	-
Current Portion of Notes Payable to Banks	-
Current Portion of Other Notes Payable	-
Total Current Liabilities of Discontinued Operations	651,951

Mortgage Notes Payable	-
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$651,951

DISCONTINUED OPERATIONS

	JANUARY 31, 2018
	Total	Yuma	IBC	Ontario
ASSETS
Current Assets:
Cash and Cash Equivalents	$200,705	178,317	22,388	-
Accounts Receivable	265,377	70,139	195,238	-
Prepaid Expenses and Other Current Assets	25,447	10,803	14,644	-
Total Current Assets of Discontinued Operations	491,529	259,259	232,270	-
Property, Plant and Equipment, net	5,240,535	4,815,664	424,871	-
TOTAL ASSETS OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$5,732,064	5,074,922	657,141	-

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$607,941	269,242	251,723	86,976
Current Portion of Mortgage Notes Payable	-
Current Portion of Notes Payable to Banks	165,239	165,239
Current Portion of Other Notes Payable	123,859		123,859	-
Total Current Liabilities of Discontinued Operations	897,039	434,481	375,582	86,976

Mortgage Notes Payable and Notes to Bank	5,490,374	5,490,374	-	-
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS AND HELD FOR SALE	$6,387,413	5,924,855	375,582	86,976

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2018	2018
		IBC	Yuma
REVENUE
Room	$971,476		$971,476
Food and Beverage	5,920		5,920
Reservation and Convention	0
Other	5,996		5,996
TOTAL REVENUE	983,392	-	983,392

OPERATING EXPENSES
Room	725,776		725,776
Food and Beverage	5,205		5,205
Telecommunications	5,421		5,421
General and Administrative	390,236	86,530	303,706
Sales and Marketing	121,928	36,428	85,500
Reservation Acquisition Costs	-
Repairs and Maintenance	63,031		63,031
Hospitality	50,007		50,007
Utilities	51,958		51,958
Depreciation	114,314		114,314
Intangible Amortization	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	46,279		46,279
Other	-
TOTAL OPERATING EXPENSES	1,574,154	122,958	1,451,195
OPERATING LOSS	(590,761)	(122,958)	(467,803)
Interest Income	-
TOTAL OTHER INCOME	-	-	-
Interest on Mortgage Notes Payable	72,420		72,420
Interest on Notes Payable to Banks	12,075		12,075
Interest on Other Notes Payable	-
TOTAL INTEREST EXPENSE	84,496	-	84,496
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(675,257)	$(122,958)	$(552,299)

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2017	2017
		IBC	Yuma	Ontario
REVENUE
Room	$1,033,218		$1,033,218
Food and Beverage	10,839		10,839
Reservation and Convention	365,749	365,749
Other	5,346		5,346
TOTAL REVENUE	1,415,152	365,749	1,049,403	-

OPERATING EXPENSES
Room	224,201		224,201
Food and Beverage	15,563		15,563
Telecommunications	5,689		5,689
General and Administrative	477,627	363,303	92,623	21,701
Sales and Marketing	564,472	483,289	81,183
Reservation Acquisition Costs	-
Repairs and Maintenance	86,296		86,296
Hospitality	54,643		54,643
Utilities	64,160		64,160
Depreciation	146,984	26,541	120,443
Intangible Amortization	16,750	16,750
Real Estate and Personal Property Taxes, Insurance and Ground Rent	21,284		21,284
Other	150		150
TOTAL OPERATING EXPENSES	1,677,819	889,883	766,235	21,701
OPERATING LOSS	(262,667)	(524,134)	283,168	(21,701)
Interest Income	-
TOTAL OTHER INCOME	-	-	-	-
Interest on Mortgage Notes Payable	83,178		83,178
Interest on Notes Payable to Banks	4,767	4,767
Interest on Other Notes Payable	26		26
TOTAL INTEREST EXPENSE	87,970	4,767	83,203	-
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(350,637)	$(528,901)	$199,965	$(21,701)

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2018	2018
		IBC	Yuma
REVENUE
Room	$3,225,783		3,225,783
Food and Beverage	27,569		27,569
Reservation and Convention	265,281	265,281
Other	41,057		41,057
TOTAL REVENUE	3,559,691	265,281	3,294,410

OPERATING EXPENSES
Room	1,243,699		1,243,699
Food and Beverage	34,136		34,136
Telecommunications	21,803		21,803
General and Administrative	1,041,658	493,451	548,206
Sales and Marketing	636,119	384,038	252,082
Reservation Acquisition Costs	142,842	142,842
Repairs and Maintenance	180,112		180,112
Hospitality	167,095		167,095
Utilities	149,635		149,635
Depreciation	396,642	51,008	345,634
Intangible Amortization	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	88,344		88,344
Other	5,486		5,486
TOTAL OPERATING EXPENSES	4,107,570	1,071,340	3,036,231
OPERATING LOSS	(547,880)	(806,059)	258,179
Interest Income	-
TOTAL OTHER INCOME	-	-	-
Interest on Mortgage Notes Payable	212,573		212,573
Interest on Notes Payable to Banks	-
Interest on Other Notes Payable	41,543	3,725	37,819
TOTAL INTEREST EXPENSE	254,116	3,725	250,391
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(801,996)	$(809,784)	$7,788

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2017	2017
		IBC	Yuma	Ontario
REVENUE
Room	$4,405,046		3,007,722	1,397,324
Food and Beverage	95,511		30,535	64,976
Reservation and Convention	887,274	887,274
Other	24,987		16,544	8,443
TOTAL REVENUE	5,412,819	887,274	3,054,802	1,470,743

OPERATING EXPENSES
Room	1,648,772		708,874	939,898
Food and Beverage	110,663		44,511	66,152
Telecommunications	24,116		24,116	-
General and Administrative	1,504,218	952,710	272,692	278,815
Sales and Marketing	1,353,825	1,008,029	222,496	123,300
Reservation Acquisition Costs	-
Repairs and Maintenance	319,309		219,160	100,149
Hospitality	278,896		156,669	122,227
Utilities	239,965		165,325	74,640
Depreciation	604,610	75,083	351,703	177,824
Intangible Amortization	50,250	50,250
Real Estate and Personal Property Taxes, Insurance and Ground Rent	127,484		71,469	56,015
Other	1,457		(2,111)	3,568
TOTAL OPERATING EXPENSES	6,263,564	2,086,073	2,234,904	1,942,588
OPERATING LOSS	(850,745)	(1,198,799)	819,899	(471,845)
Interest Income	961			961
TOTAL OTHER INCOME	961	-	-	961
Interest on Mortgage Notes Payable	352,203		224,416	127,787
Interest on Notes Payable to Banks	16,666	16,666
Interest on Other Notes Payable	454		26	428
TOTAL INTEREST EXPENSE	369,322	16,666	224,441	128,215
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(1,219,106)	$(1,215,465)	$595,457	$(599,099)

11. STOCKHOLDERS EQUITY

Repurchase of Stock and Units

In June 2018 the Trust entered into a Note Payable with an investor for $175,000. The Note Payable has a maturity date of May 2021 and is related to the repurchase of 60,000 shares of IHT Stock. The note payable is due in equal monthly payments of approximately $5,435 with 7% interest per annum. No prepayment penalty exists. The outstanding balance at October 31, 2018 was approximately $158,000.

In March 2018 the Trust entered into a Note Payable with an investor for approximately $125,000. The Note Payable has a maturity date of March 2021 and is related to the repurchase of 41,167 shares of IHT Stock. The note payable is due in equal monthly payments of approximately $3,825 with 7% interest per annum. No prepayment penalty exists. The outstanding balance at October 31, 2018 was approximately $102,000.

In April 2018 the Trust entered into a Note Payable with an investor for approximately $140,000. The Note Payable has a maturity date of February 2021 and is related to the repurchase of 93,247 shares of IHT Stock. The note payable is due in equal monthly payments of approximately $4,325 with 7% interest per annum. No prepayment penalty exists. The outstanding balance at October 31, 2018 was approximately $111,000.

In May 2018 the Trust entered into a Note Payable with an investor for approximately $14,000. The Note Payable has a maturity date of August 2021 and is related to the repurchase of 5,827 shares of IHT Stock. The note payable is due in equal monthly payments of approximately $400 with 7% interest per annum. No prepayment penalty exists. The outstanding balance at October 31, 2018 was approximately $8,000.

In June 2018, the Trust entered into a severance agreement with its former CFO in which is was agreed that the Trust would repurchase 10,500 shares of IHT stock at a price of $2.14 per share, the original exercise price. No prepayment penalty exists. The note payable in the amount of approximately $23,000 matures in September 2020, with monthly payments of approximately $970 per month, including interest at 7% per annum, beginning in September 2018. The outstanding balance was approximately $21,000 at October 31, 2018.

During the prior year January 31, 2018, the Trust entered into various Note Payables with various third party investors in the aggregate amount of approximately $101,000 for the repurchase of 51,126 shares of common stock. The notes range from approximately $5,000 to $48,000 and mature on various dates thru July 2020, and accrue interest at 7%. The outstanding balance on these notes were approximately $55,000 at October 31, 2018.

During the prior year January 31, 2018, the Trust entered into a Note Payable with Mr. Marc Berg, Vice President and Trustee of the Trust, in the amount of $40,000 for the repurchase of 80,000 shares of common stock. The note matures in July 2020, requires monthly payments of approximately $2,500 and accrues interest at 7%. The outstanding balance on the related note payable was approximately $47,000 at October 31, 2018.

During the nine months period ended October 31, 2018, the Trust repurchased 184,055 shares of common stock on the open mark on various dates for a total cash purchase price of approximately $311,000.

The Trust has recorded the above transactions as treasury stock under stockholders’ equity in the accompanying condensed balance sheet as of October 31, 2018. In addition, pursuant to the above notes payable, the Company made down payments related to the purchase of the treasury stock of approximately $13,000 in aggregate to the various note holders.

During the nine months period ended October 31, 2018, the Trust provided working capital to the General Partner in the form of notes payable to third party investors for the repurchase of 24,104 units of the beneficial partnership units for the benefit of the General Partner. The notes payables aggregated to approximately $42,000 and vary in amounts ranging from $7,000 to $20,000 and mature on various dates thru August 2021, with monthly payments of approximately $500 per note payable. The notes accrue interest at 7% per annum. In addition, during the year end January 31, 2018, the Trust provided working capital to the General Partner in the form of notes payable to third party investors for the repurchase of 48,584 units of the beneficial partnership units for the benefit of the General Partner. The notes payables aggregated to approximately $88,000 and vary in amounts ranging from $4,000 to $22,000 and mature on various dates thru January 2021, with monthly payments ranging from approximately $500 to approximately $1,000 per note payable. The notes accrue interest at 7% per annum. The balance of the notes outstanding was approximately $101,000 at October 31, 2018.

During the year end January 31, 2018, the Trust provided working capital to the General Partner in the form of notes payable to related parties ( Mr. James Wirth and family) for the repurchase of 433,900 units of the beneficial partnership units for the benefit of the General Partner. The notes payables aggregated to approximately $868,000 and vary in amounts ranging from $92,000 to $500,000 and mature on various dates thru July 2020, with monthly payments ranging from approximately $3,000 to approximately $15,000 per note payable. The notes accrue interest at 7% per annum. The balance of the notes outstanding was approximately $515,000 at October 31, 2018.

Dividends

The Trust had originally declared a dividend on June 19, 2018, of $0.01 per share payable on July 31, 2018 to shareholders of record as of July 16, 2018. However, the Trust rescinded the original dividend and re-declared the dividend on July 26,2018 with a date of record as of August 8, 2018 and paid on August 20, 2018 in the amount of approximately $99,000.

Sale of Shares or Units

During the nine months ended October 31, 2018, there were 14.50 Class A units sold for $145,000 ($10,000/unit), of which 14.50 came from the Trust’s Class B units of the Albuquerque entity.

12. INCOME TAXES

During the nine months period ended October 31, 2018, the Trust recorded approximately $220,000 in the accompanying condensed statement of operations for related tax payable true-ups related to prior year tax return related primarily to the sale of Ontario hotel operations resulting in a tax payable of approximately $550,000. During the three months period ended, the Trust paid the income tax payable of approximately $550,000. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. As a result, the Trust has accrued approximately $200,000 and $0 for potential interest and/or penalties at October 31, 2018 and January 31, 2018 related to these IRS and State tax jurisdiction notices.

13. SUBSEQUENT EVENTS

Subsequent to October 31, 2018, the Trust repurchased 26,644 shares of common stock on the open mark on various dates for a total cash purchase price of approximately $47,000.

Subsequent to October 31, 2018, the Trust, through its subsidiary Yuma Hospitality, made a cash distribution of approximately $7,773,000 to third party syndicate investors and approximately $825,000 to REF, a related party, in connection with the sale of Yuma.

On December 6, 2018, the Board approved a bonus in the amount of $36,000 to be paid over a 5 month period to the Executive Vice President of the Trust. The bonus is in connection with the sale of the Yuma Hotel property.

On December 6, 2018, the Board declared a dividend of $0.01 per share payable on January 30, 2019 to shareholders of record as of January 10, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2018.

OVERVIEW

We are engaged in the ownership, operation and support of hotel properties, continuing operations. At October 31, 2018, the Trust had three moderate and full-service hotels with 260 hotel suites. All of our Hotels are branded through membership agreements with Best Western. All Hotels are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants, meeting/banquet room rentals, and the operation of a reservation system.

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

On July 31, 2018, IHT entered into a purchase and sale agreement to sell its Innsuites Yuma Hotel and Suites Best Western (Yuma), together with certain furniture, fixtures, equipment, operating supplies and other ancillary items pertaining to the daily operations to a third party. The sale was completed on October 24, 2018 for a revised sales price of approximately $16.050 million As a result, the Trust has reclassified the assets and liabilities of the Yuma Hotel operations reported in the accompanying condensed consolidated balance sheet at January 31, 2018 as discontinued operations and reported the Yuma Hotel operations as discontinued operations in the accompanying statement of operations for the three and nine month period ended October 31, 2018 and reclassified the results of operations for the prior year three and nine months period ended October 31, 2018 as discontinued operations in the accompanying statements of operations.

On August 1, 2018, the Trust sold its subsidiary InnDependent Boutique Collection. InnDependent Boutique Collection (“IBC”, “IBC Hotels” or “IBC Hospitality Technologies”), which has a network of approximately 2,000 unrelated hotel properties with exclusive marketing distribution and services as well as brand-like cost savings solutions to independent boutique hotels. As a result of the sale of this subsidiary, the Trust has reported this subsidiary as a discounted operation as of October 31, 2018 and has restated prior year financial information as of October 31, 2017.

Our long-term strategic plan and continuing operations is to obtain the full benefit of our real estate equity value and hotel operations with the expectations of either selling all the remaining interest in our hotels and/or a potential merger candidate for the Trust which will hopefully increase share value to the shareholders.

As a result of the sale of IBC and the Yuma hotel property in 2018 and the sale of the Ontario, California hotel property in 2017, the following discussion related to continuing operations excludes the operations from these subsidiaries as they are reported as discontinued operations for all periods presented.

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

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,848,000	$-	$7,000,000
Tucson Oracle	7,640,000	4,850,000	15,500,000

	$9,488,000	$4,850,000	$22,500,000

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

At October 31, 2018, we owned through our sole general partner’s interest in the Partnership a direct 20.33% interest in the Albuquerque, New Mexico Hotel. Additionally, at October 31, 2018, we, together with the Partnership, owned a 51.01% interest in a hotel located in Tucson, Arizona.

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico, and more recently, sales of non-controlling interests in our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service our debt. In addition, our management is analyzing other strategic options available to us, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and nine months ended October 31, 2018 and 2017 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Consolidated Net income (loss)	$12,059,000	$(827,000)	$11,124,000	$8,730,000
Add back:
Depreciation	323,000	349,000	1,018,000	1,132,000
Interest expense	197,000	156,000	548,000	563,000
Taxes	198,000		407,000	330,000
Less:
Interest income	(34,000)	(5,000)	(95,000)	(6,000)
Gain on Disposal of Discontinued Operations	(13,323,000)	-	(13,323,000)	(11,446,000)
Adjusted EBITDA	$(546,000)	$(327,000)	$(226,000)	$(697,000)

For the 12-month trailing periods November 1, 2017 to October 31, 2018, and November 1, 2016 to October 31, 2017, total revenue from continuing operations was approximately $6.1 million and approximately $5.4 million, respectively. Total net income before non-controlling interest was approximately $9.2 million and approximately $8.2 million, respectively. Total net income/gain from discontinued operations was approximately $12.5 million and approximately $10.2 million, respectively. For the same two 12-month trailing periods, non-cash depreciation and amortization was approximately $1.4 million and $1.9 million, respectively. Net income before non-controlling interest before non-cash depreciation and amortization was approximately $10.6 million and $10.1 million for the same 12-month trailing periods, while basic earnings per share was $0.96 and $0.84 for the same 12-month trailing periods.

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

A reconciliation of net loss attributable to controlling interests to FFO for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 30,		Nine Months Ended October 30,
	2018	2017	2018	2017
Net Income (loss) attributable to controlling interests	$2,900,000	$(698,000)	$1,530,000	$8,617,000
Add back:
Depreciation	323,000	349,000	1,018,000	1,132,000
Non-controlling interest	9,159,000	129,000	9,595,000	114,000
Less:
Gain on Disposal of Discontinued Operations	(13,323,000)	-	(13,323,000)	(11,446,000)
FFO	$(941,000)	$(220,000)	$(1,180,000)	$(1,583,000)

RESULTS OF OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. We anticipate this rate and occupancy levels to be steady during the rest of fiscal year 2019 due to slowly improving economic and travel industry conditions. On October 24, 2018, the Trust completed that sale of our Yuma property for approximately $16.050 million, as revised. In addition, the Trust is currently in the process of renovating the Tucson property which was completed during the first week of December 2018.

The following table shows certain historical financial and other information for the periods indicated

	For the Nine Months Ended
	October 31,
	2018	2017
Occupancy	82.88%	75.81%
Average Daily Rate (ADR)	$78.19	$79.48
Revenue Per Available Room (REVPAR)	$65.06	$60.50

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions or other factors.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2017

REVENUE CONTINUING OPERATIONS

For the three months ended October 31, 2018, we had total revenue (excluding other revenue) of approximately $1,486,000 compared to approximately $1,266,000 for the three months ended October 31, 2017, an increase of approximately $220,000. With an improved economy and renovated hotels in the New Mexico and Arizona market, we realized an overall 18% increase in room revenues during the three months period ended October 31, 2018 as room revenues were approximately $1,436,000 for the third quarter of fiscal year 2019 as compared to approximately $1,217,000 during the third quarter of fiscal year 2018. Food and beverage revenue was approximately $12,000 for the third quarter of fiscal year 2019 as compared to approximately $10,000 for the third quarter of fiscal year 2018, an increase of approximately $2,000. During the remainder of fiscal year 2019, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized no significant change in management and trademark fee revenues during the third quarter of fiscal year 2019 as management and trademark revenues were approximately $38,000 during the third quarter of fiscal year 2019 as compared to approximately $39,000 during third quarter of fiscal year 2018. During the remainder of fiscal year 2019, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

EXPENSES CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

Total operating expenses were approximately $1,813,000 for the three months ended October 31, 2018, reflecting an increase of approximately $93,000 compared to total operating expenses of approximately $1,718,000 for the three months ended October 31, 2017. The increase was primarily due to overall increase in occupancy at Albuquerque hotel property resulting in an increase in operating expenses for our rooms, and depreciation of capital expenses due to product improvement plans (PIP) offset partially by certain rooms not being available for occupancy at the Tucson hotel due to the renovation in progress that was completed during the first week of December 2018.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $492,000 for the three months ended October 31, 2018 compared to approximately $402,000 for the three months ended October 31, 2017, approximately a $90,000, or 22% increase in costs. With increased occupancy at several of our hotel properties, we incurred additional room expenses which was anticipated and planned. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small banquet events. For the three months ended October 31, 2018, food and beverage expenses were approximately $17,000 as compared to approximately $12,000 for the three months ended October 31, 2017, a increase of approximately $5,000, or 42%. The increase during the second quarter of fiscal year 2019 as compared to the second quarter of fiscal year 2018 corresponded with an increased amount of demand.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $566,000 for the three months ended October 31, 2018 increase approximately $5,000 from approximately $561,000 for the three months ended October 31, 2017 primarily due to slight increase in overhead and offset by closer monitoring of spending, in addition due to the renovation at the Tucson hotel, certain expenses were reduced until such renovation is completed. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Sales and marketing expense decreased approximately $41,000, or 31% to approximately $92,000 for the three months ended October 31, 2018 from approximately $133,000 for the three months ended October 31, 2017. The decrease is due to the loss of sales employees who have not yet been replace during the three months period ended October 31, 2018. We expect this expense to increase in the near future with the hiring of sale personnel.

Repairs and maintenance expense was approximately $165,000 for the three months ended October 31, 2018 from approximately $100,000 reported for the three months ended October 31, 2017, a difference of $65,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. We are currently in the process of renovating our Tucson hotel so repairs and maintenance at Tucson have decreased as we renovate and capitalize renovation costs that extend the life and benefit of the property. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Hospitality expense increased by approximately $2,000, or 2%, from $113,000 for the three months ended October 31, 2017 to approximately $115,000 for the three months ended October 31, 2018. The increase was primarily due to the increased overall occupancy at our hotel properties.

Utility expenses decreased by approximately $34,000 from approximately $92,000 reported for the three months ended October 31, 2017 compared with approximately $58,000 for the three months ended October 31, 2018. Due to the renovation at our Tucson property, we experienced a decrease in utilities expense during the three months period ended. Management expects this to increase in the near future with the renovation done at the Tucson property resulting in increase occupancy and increased utilities expense.

Hotel property depreciation expense increased to approximately $209,000 for the three months ended October 31, 2018 as compared to approximately $202,000 for the three months ended October 31, 2017, an increase of approximately $7,000. The change is a combination of increased depreciation due to our property improvements, and the high depreciation expense from the prior year period due to the re-classification of properties from assets held for sale to continuing operations.

Real estate and personal property taxes, insurance and ground rent expense decreased by approximately $7,000, from approximately $103,000 for the three months ended October 31, 2017 to approximately $96,000 for the three months ended October 31, 2018.

Interest expenses were approximately $113,000 for the three months ended October 31, 2018, an increase of approximately $45,000 from the interest expenses for the three months ended October 31, 2017 of approximately $68,000. The increase is due to additional notes payable being incurred for the repurchase of beneficial shares.

Income tax provision was approximately $200,000 for the three months ended October 31, 2018, a increase of $200,000 from approximately $0 of income tax provision for the three months ended October 31, 2017. Increase is mainly due to the tax on the gain on sale of the Yuma and IBC along with estimated penalties and interest.

Gain on disposal of discontinued operations increased approximately $13,323,000 to approximately $13,323,000 during the three months period ended October 31, 2018 from approximately $0 during the three months period ended October 31, 2017. The increase is a result of the sale of the Yuma hotel property and IBC during the three months period ended October 31, 2018.

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2018 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2017

REVENUE CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Continuing Operations

For the nine months ended October 31, 2018, we had total revenue (excluding other revenue) of approximately $4,745,000 compared to approximately $4,169,000 for the nine months ended October 31, 2017, an increase of approximately $576,000. With an improved and renovated hotels and the overall economy, we realized an overall 15% increase in room revenues during the first nine months of fiscal year 2019 as room revenues were approximately $4,582,000 for the nine months of fiscal year 2019 as compared to approximately $3,995,000 during the nine months of fiscal year 2018. Food and beverage revenue was approximately $34,000 for the nine months of fiscal year 2019 as compared to approximately $16,000 for the first nine months of fiscal year 2018, an increase of approximately $18,000, or 113%. During the remainder of fiscal year 2019, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized a 18% decrease in management and trademark fee revenues during the nine months of fiscal year 2019 as management and trademark revenues were approximately $129,000 during the nine months of fiscal year 2019 as compared to approximately $157,000 during nine months of fiscal year 2018. During the remainder of fiscal year 2019, we expect management and trademark fee revenues to decrease as Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

EXPENSES CONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Continuing Operations

Total operating expenses of approximately $5,593,000 for the nine months ended October 31, 2018 reflect an increase of approximately $377,000 compared to total operating expenses of approximately $5,216,000 for the nine months ended October 31, 2017. The increase was primarily due to an increase in overall occupancy resulting in an increase in operating expenses for our rooms and depreciation expenses.

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $1,474,000 for the nine months ended October 31, 2018 compared to approximately $1,277,000 for the nine months ended October 31, 2017 of approximately a $197,000, or 15%, increase in costs. With increased occupancy at several of our hotel properties, we incurred additional room expenses which was anticipated and planned. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide small banquet events. For the nine months ended October 31, 2018, food and beverage expenses were approximately $53,000 as compared to approximately $18,000 for the nine months ended October 31, 2017, an increase of approximately $35,000, or 195%. The increase during the nine months of fiscal year 2019 as compared to the first nine months of fiscal year 2018 corresponded with an increased amount of demand.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1,727,000 for the nine months ended October 31, 2018 decreased approximately $54,000 from approximately $1,781,000 for the nine months ended October 31, 2017 primarily due to decrease in overhead and offset by increase in operating expenses due to increase in overall occupancy, as management continues to closely monitoring spending. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Sales and marketing expense increased approximately $27,000, or 14%, to approximately $440,000 for the nine months ended October 31, 2018 from approximately $413,000 for the nine months ended October 31, 2017. The increase was due to additional use of online booking agencies and additional sales and marketing staff at our hotel properties.

Repairs and maintenance expense was approximately $362,000 for the nine months ended October 31, 2018 from approximately $295,000 reported for the nine months ended October 31, 2017, a difference of $67,000. We continue to focus on maintaining our properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation. Management anticipates this will be consistent for the remainder of fiscal year 2019.

Hospitality expense increased by approximately $9,000, or 3%, from $335,000 for the nine months ended October 31, 2017 to approximately $344,000 for the nine months ended October 31, 2018. The increase was primarily due to the increased occupancy at our hotel properties.

Utility expenses increased by approximately $2,000 from approximately $272,000 reported for the nine months ended October 31, 2017 compared with approximately $274,000 for the nine months ended October 31, 2018. The properties had increased overall occupancy which increase utility expenses and increase usage of the room air conditioning units overnight when guests are occupying the rooms.

Hotel property depreciation expense increased significantly to approximately $621,000 for the nine months ended October 31, 2018 as compared to approximately $527,000 for the nine months ended October 31, 2017. The change occurred as all of our hotel properties are either going thru renovations which is increasing our capitalize costs and repairs that extend the life of our operating assets, which increase our depreciation.

Real estate and personal property taxes, insurance and ground rent expense decreased by approximately $4,000, from approximately $296,000 for the nine months ended October 31, 2017 to approximately $292,000 for the nine months ended October 31, 2018 as last fiscal year we purchased the land under one of our Tucson, Arizona properties, which no longer required us to pay for a land lease.

Interest expenses were approximately $295,000 for the nine months ended October 31, 2018, an increase of approximately $102,000 from the interest expenses for the nine months ended October 31, 2017 of approximately $193,000. The increase is due to additional notes payable being incurred for the repurchase of beneficial shares. Also, the increase was primarily due to a change in the calculation of interest expense relating to the restructuring of the Ontario, California mortgage note payable, coupled with the increased use of our American Express note payables and our related party lines of credit offset by a decrease in our Albuquerque, New Mexico note payable payoff.

Income tax provision was approximately $408,000 for the nine months ended October 31, 2018, an decrease of $78,000 from $330,000 income tax provision for the nine months ended October 31, 2017. Increase is due to the sale of Yuma hotel and accrued penalties and interest related to various IRS notices received. Sales of ownership interests in our properties for tax purposes are considered income but under generally accepted accounting principles (“GAAP”), they are considered an increase in the Trusts’ equity.

We had a consolidated net loss from continuing operations of approximately $1,397,000 for the nine months period ended October 31, 2018 compared to net loss from continuing operations of approximately $1,496,000 for the nine months period ended October 31, 2017. The decrease in net loss from continuing operations is due to the increase in overall occupancy at the hotels which increase our revenue for rooms, food and beverage.

Consolidated net loss from discontinued operations was approximately $802,000 for the nine months period ended October 31, 2018 compared to a net loss from discontinued operations of approximately $(1,219,000) for the nine months period ended October 31, 2017.

Gain on disposal of discontinued operations increased approximately $1,878,000 to approximately $13,323,000 during the nine months period ended October 31, 2018 from approximately $11,446,000 during the nine months period ended October 31, 2017. The increase is a result of the sale of the Yuma hotel property and IBC during the three and nine months period ended October 31, 2018.

Net income attributable to controlling interest was approximately $1,530,000 for the nine months period ended October 31, 2018 compared to net income attributable to controlling interest of approximately $8,617,000 for the nine months period ended October 31, 2017.

DISCONTINUED OPERATIONS

IBC Developments

For the nine months ended October 31, 2018, we had total revenue of approximately $266,000 compared to approximately $887,000 for the nine months ended October 31, 2017, an decrease of approximately $621,000. Comparative revenues for fiscal year 2019 to 2018 are impacted by the adoption of ASU 2014-09 (Topic 606) which was effective for reporting period after February 1, 2018. This adoption now requires revenues to be reported at net value versus gross value for 2018. The impact of the adoption for 2018 was a reduction to gross revenue for the current period ending October 31, 2018.

Ontario and Yuma Hotel Operations

For the nine months period ended October 31, 2017 the Ontario hotel has revenue of approximately $1,471,000 compared to $0 for the nine months period ended October 31, 2018.The hotel was sold in 2017.

For the nine months period ended October 31, 2017 the Yuma hotel has revenue of approximately $3,055,000 compared to $3,294,000 for the nine months period ended October 31, 2018.The hotel was sold in 2018.

IBC Developments

Total expenses, which are comprised primarily of general and administrative and sales and marketing expense of approximately $1,071,000 for the nine months ended October 31, 2018, reflect an decrease of approximately $1,015,000, as compared to total expenses of approximately $2,086,000 for the nine months ended October 31, 2017. During the first nine months ended October 31, 2017, we expanded our sales and marketing efforts by increasing our sales resources and the development of technology to meet independent guest and hotelier needs. Specifically, we expanded our hotel booking engine capabilities, website and hotel guest rewards program.

Ontario and Yuma Hotel Operations

For the nine months period ended October 31, 2017 the Ontario hotel has expenses of approximately $1,943,000 compared to $0 for the nine months period ended October 31, 2018.The hotel was sold in 2017.

For the nine months period ended October 31, 2017 the Yuma hotel has expenses of approximately $2,235,000 compared to $3,036,000 for the nine months period ended October 31, 2018.The hotel was sold in 2018.

IBC Hospitality

For the three months ended October 31, 2018, we had total revenue of approximately $0, a decrease of 100% as compared to approximately $366,000 for the three months ended October 31, 2017. IBC was sold August 1, 2018.

Yuma Hotel Operations

For the three months period ended October 31, 2017 the Yuma hotel had revenue of approximately $1,050,000 compared to $983,000 for the three months period ended October 31, 2018.The hotel was sold in October 2018.

IBC Hospitality

Total expenses, which are comprised primarily of general and administrative, sales and marketing expense, cost of reservations was approximately $122,000 for the three months ended October 31, 2018 as compared to approximately $890,000 for the three months ended October 31, 2017, a decrease of approximately 86%.

Ontario and Yuma Hotel Operations

For the three months period ended October 31, 2017 the Ontario hotel has expenses of approximately $22,000 compared to $0 for the three months period ended October 31, 2018.The hotel was sold in 2017.

For the three months period ended October 31, 2017 the Yuma hotel has expenses of approximately $766,000 compared to $1,451,000 for the three months period ended October 31, 2018.The hotel was sold in 2018. The increase is due to the cost of sale of the Yuma property in October 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico and from the sale of the Yuma, Arizona properties and more recently, sales of non-controlling interests in certain of our Hotels and the sale of hotel properties. The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns in Tucson, Arizona and the proceeds from the sale of the Yuma, Arizona and Ontario, California property. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will be steady during this coming year; capital improvements will decrease from the prior year.

With approximately $3,000,000 of cash and short term investments as of October 31, 2018 (including $1,122,0000 distributed to the Trust after October 31, 2018 from the proceeds of the Yuma Hotel sale, which is included in discontinued operations at October 31, 2018) and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to us, or at all.

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

Net cash used in operating activities totaled approximately $1,700,000 during period ended October 31, 2018 as compared to approximately $1,387,000 used in operating activities during the period ending October 31, 2017. Consolidated net income was approximately $11,124,000 for the year ended October 31, 2018 as compared to consolidated net income for the fiscal year ended October 31, 2017 of approximately $8,730,000, offset by a gain on disposal of assets of approximately $13,323,000 and $11,446,000 as of October 31, 2018 and 2017, respectively. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.Most notably is the gain on sale of Yuma and IBC compared to the gain on sale of Ontario in prior year.

Net cash provided by investing activities totaled approximately $10,305,000 for the period ended October 31, 2018 compared to net cash provided by investing activities of approximately $6,106,000 for the period ended October 31, 2017. The increase in net cash provided by investing activities during period ending October 31, 2018 was due to the sale of Yuma and IBC in the current period along with the redemption of marketable securities offset by improvements at the hotels in the current period.

Net cash used by financing activities totaled approximately $1,631,000 for the period ended October 31, 2018, compare to cash provided of approximately $2,339,000 for the period ended October 31, 2017. The change of approximately $3,970,000 is attributable to repurchases of treasury stock of approximately $324,000, distributions to Non-controlling interest holders of approximately $670,000, offset by reduced payments on Notes Payable to Banks and Principal Payments on Mortgage Notes Payable and the prior year contributions from non-controlling owners.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of October 31, 2018 and 2017, there were deminimus monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” These amounts are capitalized and depreciated over their estimated useful lives, and classified under Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet.

We have minimum debt payments, net of debt discounts, of approximately $1,230,000 and approximately $671,000 due during fiscal years 2019 and 2020, respectively. Minimum debt payments due during fiscal year 2019 include approximately $27,000 of mortgage notes payable, approximately $1,203,000 of other notes payable secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

SEASONALITY

The Hotels’ operations historically have been somewhat seasonal. The southern Arizona hotel experiences its highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at the southern Arizona hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experiences its most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2018.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of October 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turn over in our accounting department within the last 9 months, which includes turnover at our Chief Financial Officer and Chief Operating Officer positions.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on June 19, 2017, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 750,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan. During the nine months ended October 31, 2017, the Trust acquired 184,055 Shares of Beneficial Interest in open market transactions at an average price of $1.70 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE American requirements. During the nine months period ended October 31, 2018, the Trust also repurchased 210,741 Shares of Beneficial Interest in private transactions for an average price of $2.21 per share by issuing note payables for each transaction with an annual interest rate of 7%. During the nine months period ended October 31, 2018, the Trusts related Company RRF Limited Partnership also repurchased 24,104 Shares of Beneficial Interest in private transactions for an average price of $1.72 per share by issuing note payables for each transaction with an annual interest rate of 7%. The Trust remains authorized to repurchase an additional 267,321 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

February 1 - February 28, 2018	8,455	$1.79	8,455	653,662
March 1 - March 31, 2018	136,121	$1.93	1,707	517,541
April 1 - April 30, 2018	-	$-	-	517,541
May 1 - May 31, 2018	16,827	$1.85	11,000	500,714
June 1 - June 31, 2018	78,500	$1.76	8,000	422,214
July 1 - July 31, 2018	26,524	$1.67	26,524	395,690
August 1 - August 31, 2018	73,682	$1.56	73,682	322,008
September 1 - September 30, 2018	38,189	$1.69	38,189	283,819
October 1 - October 31, 2018	16,498	$1.62	16,498	267,321

Total	394,796		184,055

During the nine months ended October 31, 2018, there were 14.50 Class A units sold for $145,000 ($10,000/unit), of which 14.50 came from the Trust’s Class B units, and no C units of the Albuquerque entity sold.

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

10.64	Purchase and sale agreement by and between 102037739 Saskatchewan LTD and Innsuites Hotels Inc. (incorporated by reference to Exhibit 10.1 of the Registants Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

10.65	Purchase and sale agreement for Bestwestern Innsuites Yuma (incorporated by reference to Exhibit 10.1 of the Registants Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018).

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	XBRL Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

———————

+ Management contract or compensation plan or arrangement.

* Furnished, note filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Date: December 14,2018	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer

Date: December 14, 2018	/s/ V. George Moore
V. George Moore
Chief Financial Officer

