Form 10-K
period 2019-01-31
INNSUITES HOSPITALITY TRUST
filed 2019-06-19
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of January 31, 2019, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $6,416,908

Number of Shares of Beneficial Interest outstanding as of June 18, 2019: 9,323,838

Documents incorporated by reference: None.

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1971. The Trust is not a real estate investment trust for federal taxation purposes, but is taxed as a C-corporation. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites® Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns interests in two hotels, operates three hotels, provides management services for three hotels, and provides trademark license services for five hotels. At January 31, 2019, and currently, the Trust owns a 74.80% sole general partner interest in the Partnership, which controls a 51.01% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 20.53% interest in the InnSuites hotel located in Albuquerque, New Mexico. The Tucson and Albuquerque hotels are sometimes referred to as the “Hotels”. We anticipate selling one of the Hotels in the next twelve months, and the remaining Hotel within twelve months thereafter.

InnSuites Hotels LLC, a wholly-owned subsidiary of the Trust, provides management services for the two Hotels and one hotel located in Tempe, Arizona (the “Tempe Hotel”) that is owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. InnSuites Hotels also provides trademark and licensing services to the Hotels, the Tempe Hotel and two unrelated hotel properties. The Trust has approximately 100 full-time employees and approximately 20 part-time employees.

The two Hotels have an aggregate of 267 hotel suites and operate as moderate and full-service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth. The Trust owns and operates hotels as studio and two-room suite hotels that offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, and free high-speed Internet access.

The Trust believes that it can sustain and increase cash flows by skillfully managing operations of the Hotels and managed hotel properties for both increased occupancy and rates. The Trust’s primary business objective is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders, and eventual profitable sale of assets. The Trust seeks to achieve this objective through participation in increased revenues from the Hotels as a result of intensive management and marketing of the InnSuites© hotels, and by selling real estste in the strong real estate market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels, Inc. Under the management agreements, InnSuites Hotels manages the daily operations of the two Hotels and the Tempe Hotel. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the Tempe Hotel are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration dates, but may be cancelled by either party with 90-days written notice, or potentially sooner in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the Tempe Hotel through the Trust’s wholly-owned subsidiary, InnSuites Hotels, Inc., which is included in the management fee. The InnSuites trademark expires in January 2027.

These revenues are included in the management and trademark fees revenues in the consolidated statement of operations of our financial statements.

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to each of the two Hotels. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and the number of available suites at the Hotels. The agreements with Best Western are year-to-year. Best Western requires that the Hotels meet certain requirements for room quality, and the two Hotels are subject to removal from the Best Western reservation system if these requirements are not met. During the past year, the two Hotels received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $277,000 and $286,000, for fiscal years ended January 31, 2019 and 2018, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal year ending January 31, 2020 (“fiscal year 2020”) to be the continuation of competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. Each of the Hotels, and the Tempe Hotel faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have recently been completed by competitors in both of the Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels have seen additional demand as supply has been steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets.

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

The Trust is also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. There are frequent proposals under consideration, at the federal and state levels, to increase the minimum wage. Additional increases to the state or federal minimum wage rate, and employee benefit costs including health care or other costs associated with employees could increase expenses and result in lower operating margins.

The Trust collects and maintains information relating to its guests for various business purposes, including maintaining guest preferences to enhance the Trust’s customer service and for marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations. Compliance with applicable privacy regulations may further increase the Trust’s operating costs and/or adversely impact its ability to service its guests and market its products, properties and services to its guests. In addition, non-compliance with applicable privacy regulations by the Trust (or in some circumstances non-compliance by third parties engaged by the Trust) could result in fines or restrictions on its use or transfer of data.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Hotel experiences its highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at the Tucson Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, data breach, regional economic downturn or poor weather conditions should occur during the first or fourth fiscal quarters, the adverse impact to the Trust’s revenues could likely be greater as a result of its seasonal business.

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

Item 2. PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020 in a space leased by the Trust from a third party. The two Hotels are operated as InnSuites Hotels, and both Hotels are also marketed as Best Western® Hotels. The Hotels operate in the following locations:

●	Best Western InnSuites Tucson Foothills Hotel & Suites. 6201 N Oracle Rd., Tucson, AZ 85704
●	Best Western InnSuites Albuquerque Airport Hotel & Suites. 2400 Yale Boulevard SE, Albuquerque, NM 87106

In the fiscal year ended January 31, 2019, we remodeled 100% of each property’s available suites. The Albuquerque Hotel added six additional suites during the fiscal quarter ending April 30, 2018 by splitting several two-room suites into individual suites. The Trust owns a direct 20.53% interest in the InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel. The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 74.94% general partner interest in the Partnership.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” below for a discussion of occupancy rates at the Hotels.

See Note 10 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” below for a discussion of mortgages encumbering the Hotels.

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

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE American under the symbol “IHT.” On June 4, 2019, the Trust had 9,360,292 shares outstanding. As of June 4, 2019, there were 339 holders of record of our Shares of Beneficial Interest, not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2019	High	Low	Dividends

First Quarter	$1.82	$1.43	-

Second Quarter	$2.35	$1.25	$0.01

Third Quarter	$1.85	$1.28	-

Fourth Quarter	$1.80	$1.41	$0.01

Fiscal Year 2018	High	Low	Dividends

First Quarter	$2.21	$1.71	-

Second Quarter	$2.20	$1.65	$0.01

Third Quarter	$2.00	$1.50	-

Fourth Quarter	$1.87	$1.50	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt, and currently has been paying $0.02 per share per fiscal year. In the fiscal years ended January 31, 2018 and 2017, the Trust paid dividends of $0.01 per share in each of the second and the fourth quarters of the fiscal years ended January 31, 2018 and 2019. The Trust has paid dividends each fiscal year since its inception in 1971, and expects comparable cash dividends will continue to be paid in the future.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the fiscal year ended January 31, 2019, the Trust acquired 217,609 Shares of Beneficial Interest in open market transactions at an average price of $1.71 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 444,508 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
February 1 - February 28, 2018	8,455	$1.79	8,455	653,662
March 1 - March 31, 2018	141,148	$1.93	1,707	651,955
April 1 - April 30, 2018	-	$-	-	651,955
May 1 - May 31, 2018	16,827	$2.00	11,000	640,955
June 1 - June 31, 2018	78,500	$2.75	8,000	632,955
July 1 - July 31, 2018	26,524	$1.67	26,524	606,431
August 1 - August 31, 2018	73,682	$1.62	73,682	532,749
September 1 - September 30, 2018	38,189	$1.75	38,189	494,560
October 1 - October 31, 2018	16,498	$1.70	16,498	478,062
November 1- November 30, 2018	24,892	$1.74	24,892	453,170
December 1- December 31, 2018	5,938	$1.83	5,938	447,232
January 1 – January 31, 2019	2,724	$1.75	2,724	444,508
Total	433,377		217,609

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during fiscal year 2019. These grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

For stock option grants during fiscal 2019, see Note 24 to our Consolidated Financial Statements - “Stock Options.”

For the issuance of Shares of Beneficial Interest by the Trust to Rare Earth Financial, LLC, see Note 17 to our Consolidated Financial Statements – “Other Related Party Transactions.” These issuances were made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2).

Item 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7A

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are engaged in the ownership and operation of hotel properties. At January 31, 2019, the Trust had two moderate and full-service hotels in Tucson, Arizona and Albuquerque, New Mexico with 267 hotel suites, and managed a third hotel in Tempe, Arizona. Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At January 31, 2019, we owned, through our sole general partner’s interest in the Partnership, a direct 20.53% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned a 51.01% interest in the Tucson, Arizona. Hotel. At January 31, 2018, we also owned a 50.24% direct interest in the InnSuites Yuma Hotel and Suites Best Western Yuma, Arizona hotel.

Our operations consist of one reportable segment – Hotel Operations & Hotel Management Services. Hotel Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 267 suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels and a non-owned hotel in Tempe, Arizona. As part of our management services, we also provide trademark and licensing services.

Our results are significantly affected by occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins and higher hourly labor costs. Either a further increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on the rates and revenue of the Hotels in their respective markets.

We experienced stronger economic conditions during fiscal year 2019. We anticipate that a strong economy will exist during all of fiscal 2020. We expect the major challenge for fiscal year 2020 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. We believe that we have positioned the Hotels to remain competitive through refurbishment, by offering a relatively large number of two-room suites at each location, and by maintaining a robust complementary guest items and a free Internet access system.

Our strategic plan is to obtain the full benefit of our real estate equity, by marketing the Hotels at attractive current prices. In addition, the Trust is seeking a large private merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. For more information on our strategic plan, including information on our progress in disposing of our hotel properties, see “Future Positioning” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISPOSITION OF YUMA HOTEL

Effective October 24, 2018, the Trust sold the Yuma hotel to an unrelated third party for $16.05 million. With an estimated basis of approximately $4.6 million, the sale resulted in the recognition of a significant profit after transactional costs. For more information about the disposition of the Yuma, Arizona hotel, see Note 23 of our Consolidated Financial Statements - “Discontinued Operations.

DISPOSITION OF IBC HOSPITALITY TECHNOLOGIES

In fiscal 2019 the Trust sold its wholly owned subsidiary, InnDependent Boutique Collection (“IBC”, “IBC Hotels”, “IBC Hotels, LLC”, “IBC Hospitality” or “IBC Hospitality Technologies”), which had a network of approximately 2,000 unrelated hospitality properties; providing reservation services with proprietary software, plus exclusive marketing distribution and services.

On August 15, 2018, InnSuites Hotels, Inc., a wholly-owned subsidiary of InnSuites Hospitality Trust (“IHT”) entered into an Agreement to sell IBC Hotels, LLC to 102037739 Saskatchewan Ltd., a wholly-owned subsidiary of OBASA Capital Investments, Inc., an unrelated third party, for $3,000,000. The transaction closed, and closing funds of $250,000 were transferred to IHT, on August 16, 2018. The sale was made effective as of August 1, 2018. During the last fiscal year end January 31, 2018 IBC reported net losses of $2.38 million, including an impairment on goodwill, amortization of intangible assets and depreciation of fixed assets. For more information about the sale of our IBC Technology Segment, see Note 23 of our Consolidated Financial Statements - “Discontinued Operations”.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In fiscal year 2019, as compared with fiscal 2018, occupancy increased 5.84% to 80.65% from 74.81% in the prior fiscal year. ADR decreased by $3.09 or 3.86% to $76.98 in fiscal year 2019 from $80.07 in fiscal year 2018. The increased occupancy and ADR resulted in an increase in REVPAR of $2.30 or 3.83% to $62.37 in fiscal year 2019 from $60.07 in fiscal year 2018. The increased occupancy, in spite of the decrease in ADR, reflect an improved product and improved economy resulting in the increase in REVPAR. We anticipate in the next fiscal year, with the completion of refurbishments in our Hotels, that steady demand will exist with a significant increase in hotel room supply resulting in additional pressure on the hotel industry to lower rates to maintain current occupancy levels.

The following table shows certain historical financial and other information for the periods indicated:

	For the Twelve Months Ended
	January 31,
	2019	2018
Occupancy	80.65%	74.81%
Average Daily Rate (ADR)	$76.98	$80.07
Revenue Per Available Room (REVPAR)	$62.37	$60.07

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 10 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, and 4 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” and “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” respectively.

●	For a discussion of other related party transactions, see Note 17 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018.

Overview

A summary of total Trust operating results for the fiscal years ended January 31, 2019 and 2018 is as follows:

	2019	2018	Change	% Change
Total Revenues from Continuing Operations	$6,168,965	$5,566,203	$602,762	11%
Operating Expenses from Continuing Operations	7,474,090	7,160,214	(313,876)	4%
Operating Loss from Continuing Operations	(1,305,125)	(1,594,012)	288,887	(18%)
Interest Income from Continuing Operations	108,652	105,000	3,652	3%
Interest Expense from Continuing Operations	381,310	332,533	48,777	15%
Income Tax Provision from Continuing Operations	(407,727)	(341,000)	(66,727)	20%
Consolidated Net Loss from Continuing Operations	(1,985,510)	(2,162,545)	177,035	(8%)

As a result of the sale of IBC (see Note 23), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in three hotel properties with an aggregate of 267 suites in Arizona and New Mexico. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-K reflects this change with IBC being reported as discontinued operation.

The Trust has its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

REVENUE – CONTINUING OPERATIONS:

For the twelve months ended January 31, 2019, we had total revenue of approximately $6,169,000 compared to approximately $5,566,000 for the twelve months ended January 31, 2018, an increase of approximately $603,000. In the prior fiscal years ended January 31, 2018 and 2017, we made significant improvements to our Yuma, Arizona and Tucson, Arizona properties which allowed us to increase rates with increased occupancy. For comparability purposes, the revenues do not include our Ontario, California and Yuma, Arizona properties which were sold June 2, 2017 and October 24, 2018, respectively, and our IBC Technology Division which was sold in August of 2018.

We realized a 12.2% increase in room revenues during fiscal year 2019 as room revenues were approximately $5,862,000 for the fiscal year ending January 31, 2019 as compared to approximately $5,223,000 for the fiscal year ending January 31, 2018. With additional hotel occupancy and change in our food and beverage offerings, our food and beverage revenue increased by 138% to approximately $50,000 for fiscal year 2019 as compared to approximately $21,000 during fiscal year 2018, an increase of approximately $29,000. During fiscal year 2019, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized an approximate 14% decrease in management and trademark fee revenues during fiscal year 2019 to approximately $172,000 as compared to approximately $200,000 during fiscal year 2018. Management and trademark fee revenues decreased during fiscal year 2019 as a result of the sale of the Yuma hotel. On May 1, 2017, the Trust increased the management fees charged from 3% to 5%. During fiscal year 2020, we expect management and trademark fee revenues to be relatively flat and comparable to fiscal year 2019 management and trademark fee revenues. We realized an approximate 2% increase in other revenues from the hotel properties during fiscal year 2019 to approximately $85,000 as compared to approximately $83,000 during fiscal year 2018.

EXPENSES – CONTINUING OPERATIONS:

Total expenses net of interest expense and income tax provision was approximately $7,475,000 for the twelve months ended January 31, 2019 reflecting an increase of approximately $315,000 compared to total expenses net of interest expense and income tax provision of approximately $7,160,000 for the twelve months ended January 31, 2018. The increase was primarily due to an increase in operating expenses due to increased occupancy at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1,941,000 for the fiscal year ended January 31, 2019 compared to approximately $1,744,000 in the prior year period for an increase of approximately $197,000, or 11.38% increase in costs. Room expenses increased as occupancy at the hotels increased, and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the fiscal year ended January 31, 2019, food and beverage expenses increased approximately $41,000, or 132%, to approximately $72,000 for the fiscal year ended January 31, 2019, compared to approximately $31,000 for the fiscal year ended January 31, 2018. This increase is consistent with the 138% increase in food and beverage revenue.

Telecommunications expense, consisting of telephone and Internet costs, increased 25% for the fiscal year ended January 31, 2019 which were approximately $4,000 as compared to the prior fiscal year ended January 31, 2018 which were approximately $3,000.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $2,334,000 for the twelve months ended January 31, 2019, decreased approximately $300,000 from approximately $2,641,000 for the twelve months ended January 31, 2018 primarily due to reductions in corporate staff in support of fewer hotels.

Sales and marketing expense increased approximately $186,000, or 47.1%, to approximately $581,000 for the twelve months ended January 31, 2019 from approximately $395,000 for the twelve months ended January 31, 2018. Management added additional sales and marketing resources at our properties to increase the marketing exposure in the local community leading to additional hotel room revenues.

Repairs and maintenance expense increased by approximately $80,000, or 19.3%, from approximately $415,000 reported for the twelve months ended January 31, 2018 compared to approximately $495,000 for the twelve months ended January 31, 2019. We completed property improvements at our Tucson, Arizona property during the fiscal year ended January 31, 2019. We anticipate that this expense will decrease significantly during the fiscal year ending January 31, 2020 with the completion of the improvements. Management also believes the improvements which complies with the increasing Best Western standards, leads to improved guest satisfaction and will drive additional revenue growth

Hospitality expense increased by approximately $54,000, or 12.6%, from $429,000 for the twelve months ended January 31, 2018 to approximately $483,000 for the twelve months ended January 31, 2019. The increase was primarily due to the additional occupancy at the hotel properties and the additional product mix provided during the Hotels’ complimentary breakfast and happy hour required by Best Western.

Utility expenses were essentially flat, decreasing approximately $1,000 to approximately $362,000 reported for the twelve months ended January 31, 2019 compared with approximately $363,000 for the twelve months ended January 31, 2018.

Hotel property depreciation expenses increased by approximately $127,000 from approximately $719,000 reported for the twelve months ended January 31, 2018 compared to approximately $846,000 for the twelve months ended January 31, 2019. Increased depreciation resulted from the additional capital expenditures associated with the Tucson hotel improvements and, to a lesser extent, improvements at the Albuquerque hotel.

REVENUE – DISCONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

On October 24, 2018, the Trust sold its Yuma, Arizona hotel to an unrelated third party for approximately $16.05 million, which the Trust received in cash. Total gain on sale was approximately $9.6 million. For the fiscal year ended January 31, 2019, the Yuma, Arizon hotel had approximately $3,294,000 of revenue consisting of approximately $3.2 million of room and other revenues and approximately $28,000 of food and beverage revenues. For the fiscal year ended January 31, 2018, the Yuma, Arizona hotel had approximately $4,125,000 of revenue, consisting of approximately $4.1 million in room and other revenues and approximately $42,000 of food and beverage revenues. We anticipated exceeding our room and food and beverage revenues for the fiscal year ended January 31, 2019 as compared to the fiscal year ended January 31, 2018 if we owned the hotel property for the entire fiscal year.

On June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party, for approximately $17.5 million, which the Trust received in cash. Total gain on sale was approximately $11.4 million. For the fiscal year ended January 31, 2018, our Ontario, California hotel had approximately $1,471,000 of revenue consisting of approximately $1.4 million of room and other revenues and approximately $65,000 of food and beverage revenues.

IBC Technology Segment

Our IBC Technologies Division was sold in August 2018, to an unrelated party for approximately $3.0 million, for which the Trust received $250,000 in cash, carried the balance of $2,750,000 in the form of a secured note. The transaction was dated as of July, 31, 2019. For the fiscal year ended January 31, 2019 we had total revenue of approximately $223,000 compared to approximately $1,112,000 for the fiscal year ended January 31, 2018. A decrease of $797,000 or 71.6%, based on (1) only six month of revenue in the current fiscal year and (2) adoption of ASU No. 2014-09 (Topic 606) “Revenue from Contracts with Customers”.

EXPENSES – DISCONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

For the twelve months ended January 31, 2019, we had approximately $2,808,000 of total expenses compared to approximately $5,003,000 of total expenses for the fiscal year ended January 31, 2018.

For the fiscal year ended January 31, 2019, our Yuma, Arizona hotel was owned and operated by the Trust for approximately 9 months and incurred normal routine operating expenses including approximately $1,262,000 of room expenses, approximately $36,000 food and beverage expenses, approximately $365,000 general and administrative expenses, approximately $177,000 of sales and marketing expenses, approximately $185,000 of repairs and maintenance expenses, approximately $168,000 of hospitality expenses, approximately $161,000 utilities, approximately $344,000 of depreciation, approximately $88,000 of property insurance and tax expenses.

In the fiscal year ended January 31, 2018, we had approximately $3,054,000 of total expenses for the Yuma, Arizona hotel which included approximately $989,000 rooms expenses, approximately $59,000 food and beverage expenses, approximately $360,000 of general and administrative expenses, approximately $352,000 of sales and marketing expenses, approximately $281,000 of repairs and maintenance expense, approximately $210,000 of hospitality expenses, approximately $202,000 of utility expenses, approximately $94,000 of property insurance and taxes expenses and approximately $468,000 of depreciation expense.

For the fiscal year ended January 31, 2018, our Ontario, California hotel was owned and operated by the Trust for approximately 4 months and incurred normal routine operating expenses including approximately $942,000 rooms expenses, approximately $66,000 food and beverage expenses, approximately $360,000 general and administrative expenses, approximately $123,000 of sales and marketing expenses, approximately $100,000 of repairs and maintenance expenses, approximately $122,000 of hospitality expenses, approximately $75,000 utilities, approximately $178,000 of depreciation, approximately $56,000 of taxes and insurance and approximately $129,000 interest

IBC Development Segment

Total expenses of approximately $892,000 for the twelve months ended January 31, 2019 decreased approximately $2,781,000 from approximately $3,668,024 for the twelve months ended January 31, 2018. Our IBC Technologies Division was sold in August 2018.

General and administrative expenses of approximately $402,000 for the twelve months ended January 31, 2019 decreased approximately $946,000 from approximately $1,348,000 for the twelve months ended January 31, 2018.

Sales and marketing expenses decreased by approximately $757,000, from approximately $1,049,000 for the twelve months ended January 31, 2018 to approximately $292,000 for the twelve months ended January 31, 2019.

Reservation acquisition costs for the twelve months ended January 31, 2018 were approximately $143,000, compared to $234,000 for the twelve months ended January 31, 2018, a decrease of approximately $91,000.

Depreciation expenses decreased by $54,000 to approximately $50,000 for the fiscal year ended January 31, 2019 as compared with approximately $104,000 for the fiscal year ended January 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico properties and the sale of our hotel property in Yuma, Arizona. The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will grow during this coming year and capital improvements are expected to decrease from the prior year.

With approximately $2,647,000 of cash and short term investments as of January 31, 2019 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, increasing borrowings at either, or both, the Albuquerque and Tucson hotels and using the funds generated to pay intercompany loans (1) due from the Tucson hotel to the Partnership of approximately $2.2 million, and (2) due from the Albuquerque hotel due to the Trust of approximately $1.1 million; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate some additional new-build hotel supply during fiscal year 2020, and accordingly we anticipate additional pressure on revenues and operating margins. We expect the major challenge for the upcoming fiscal year to be the continuation of strong competition for corporate, leisure, group, and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash used in operating activities totaled approximately $1,799,000 during fiscal year 2019 as compared to approximately $1,551,000 during the prior fiscal year. Consolidated net income was approximately $11,106,000 for the year ended January 31, 2019 as compared to consolidated net income for the fiscal year ended January 31, 2018 of approximately $6,808,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss and net income for the years ended January 31, 2019 and 2018, respectively, consist primarily of gain on disposal of assets, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $1,245,000 during fiscal year 2019 compared to approximately $1,469,000 during fiscal year 2018, a decrease of $224,000 as the Trust recognized less depreciation as one of the hotel properties was sold during the fiscal year 2019. There was no amortization of intangibles during fiscal year 2019 compared to approximately $933,000 during fiscal year 2018, an decrease of $933,000 as all goodwill and intangibles in its technology division was written off in the prior fiscal year.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately ($296,000) and approximately $547,000 for the fiscal years ended January 31, 2019 and 2018, respectively. This significant decrease in changes in assets and liabilities for the fiscal year ended January 31, 2019 compared to the fiscal year ended January 31, 2018 was due to the sale of the technology segment, IBC Hotels.

Net cash provided by investing activities totaled approximately $8,372,000 for the year ended January 31, 2019 compared to net cash provided by investing activities of approximately $4,475,000 for the year ended January 31, 2018. The increase in net cash provided by investing activities during fiscal year 2019 was due to the cash received from the sale of our Yuma, Arizona hotel property offset by the lending on advances to affiliates – related party of approximately $776,000 during the fiscal year 2019 as compared to approximately $1,956,000 for the fiscal year 2018. In addition, a significant increase in net cash provided by investing activities occurred in fiscal year 2019 as we purchased approximately $896,000 of marketable securities in fiscal year 2019 and decreased by $1,842,000 our improvements and additions to hotel properties of approximately $937,000 during fiscal year 2019 compared to approximately $2,779,000 during fiscal year 2018.

Net cash used in financing activities totaled approximately $10,399,000 compared to net cash provided of $1,284,000 for the years ended January 31, 2019 and 2018, respectively. The significant increase of approximately $11,546,000 was primarily due to an increases in distributions to non-controlling interest holders, repurchase of treasury stock and decreases in net proceeds from sale of non-controlling ownership interest in subsidiaries and borrowings on notes payable to banks; offset by net increases in borrowing/payments on line of credit – related party, decreases in net borrowing/payments notes payable to banks, and increases in net borrowing/payments other notes payable.

Principal payments on mortgage notes payables for continuing operations was approximately $102,000 and $68,000 during the fiscal years ended January 31, 2019 and 2018, respectively. Payments on notes payable to banks was approximately $-0- and approximately $2,429,000 during the fiscal years ended January 31, 2019 and 2018, respectively as we paid off our mortgages on our Yuma, Arizona in the fiscal year ended January 31, 2019, and on our Ontario, California property in the fiscal year ended January 31, 2018, as those assets were sold. Borrowings on Mortgage Notes Payable was $-0- and $5,000,000 during the fiscal years ended January 31, 2019 and 2018, respectively. We refinanced our mortgage on our Tucson, Arizona property in the fiscal year ended January 31, 2018.

For the fiscal year ended January 31, 2019, payments on line of credit – related party netted against borrowings on line of credit – related party was approximately $178,000 of net cash provided by financing activities as compared to approximately $143,000 of net cash used in in financing activities for the fiscal year ended January 31, 2018.

Payments on notes payables – related party netted against borrowings on note payable – related party was approximately $306,000 and $23,000 of net cash used by financing activities during the fiscal years ended January 31, 2019 and 2018, respectively.

Payments on other notes payables netted against borrowings on other note payable was approximately $330,000 and $594,000 of net cash provided by financing activities during the fiscal years ended January 31, 2019 and 2018, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased significantly by approximately $3,352,000 as sales of non-controlling ownership interest was approximately $102,000 for the fiscal year ended January 31, 2019 and approximately $3,454,000 for the year ended January 31, 2018. During the fiscal year ended January 31, 2018, we primarily sold additional non-controlling interests in our Yuma, Arizona and Albuquerque, New Mexico property subsidiaries. We had no sales of our IHT stock for the fiscal year ended January 31, 2019 and had sales of IHT stock of $400,000 in the fiscal year ending January 31, 2018.

During the fiscal year ended January 31, 2019, our distributions to non-controlling interest holders was approximately $9,423,000 compared with approximately $5,758,000 for the fiscal year ended January 31, 2018. The Trust provided additional distributions to the Yuma, Arizona and Ontario, California non-controlling interest holders after the sale of the Yuma, Arizona hotel property was sold.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of January 31, 2019 and 2018, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the fiscal year ended January 31, 2019 and 2018, the Hotels spent approximately $937,000 and $2,779,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2020 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tuscon, Arizona hotel which required significant amounts of capital improvements during the fiscal year ending January 31, 2019. Repairs and maintenance were charged to expense as incurred and approximated $680,000 and $796,000 for fiscal years 2019 and 2018, respectively.

We have minimum debt payments, net of debt discounts, of approximately $1,754,000 and approximately $668,000 due during fiscal years 2020 and 2021, respectively. Minimum debt payments due during fiscal year 2020 include approximately $115,000 of mortgage notes payable and approximately $238,000 of other notes payable secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

SALE OF OWNERSHIP INTERESTS IN ALBQUERQUE, AND TUCSON SUBSIDIARIES

See Notes 3, and 4 of the Trust’s Consolidated Financial Statements for a detailed discussion of the sale of ownership interests in the Trust’s subsidiaries.

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

On June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million, which the Trust received in cash. The Trust has recognized a gain of approximately $11.4 million on its consolidated statement of operations for the fiscal year ended January 31, 2018. As of January 31, 2018, the Trust Shareholders’ Equity was approximately $8.2 million exceeding the minimum requirements of the NYSE American Company Guide.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the fiscal years ended January 31, 2019 and 2018 follows:

	Twelve Months Ended January 31,
	2019	2018
Consolidated Net income (loss)	$11,105,883	$6,807,901
Add back:
Depreciation from Continued Operations	845,693	719,231
Goodwill Impairment from Continued Operations		500,000
Intangible Amortization from Continued Operations		433,000
Interest expense from Continued Operations	381,310	332,533
Taxes from Continued Operations	407,727	341,000
Less:
Interest income from Continued Operations	(108,652)	(105,000)
Gain on Disposal of Discontinued Operations	(13,091,393)	(8,970,446)
Adjusted EBITDA	$(350,780)	$58,219

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for fiscal year ended January 31, 2019 and 2018 follows:

	Twelve Months Ended January 31,
	2019	2018
Net Income (loss) attributable to controlling interests	$1,419,701	$1,397,601
Add back:
Depreciation	845,693	719,231
Non-controlling interest	9,686,182	5,410,300
Less:
Gain on Disposal of Discontinued Operations	(13,573,418)	(11,445,879)
FFO	$(1,621,842)	$(3,918,747)

The Trust reported Consolidated Net Loss from continuing operations of approximately $1,986,000 for the fiscal year ended January 31, 2019 compared to Consolidated Net Loss of approximately $2,163,000 for the fiscal year ended January 31, 2018. Fiscal 2019 and 2018 Consolidated Net Income from continuing operations included non-cash depreciation, amortization and goodwill impairment of approximately $846,000 and $1,652,000, respectively. Fiscal 2019 Consolidated Net Loss from continuing operations before non-cash depreciation, amortization and impairment of goodwill and intangible assets was approximately $(1,184,000) as compared with $(510,314) for fiscal 2018. Fiscal 2019 Consolidated Net Revenues from continuing operations were approximately $6,169,000 as compared with fiscal 2018 Revenues of approximately $5,566,000. Fiscal 2019 Net Income Per Share was $1.14 as compared with fiscal 2018 Net Income Per Share of $0.71.

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that 2008 may have been the high point of the current hotel industry cycle and further determined it was appropriate to actively seek buyers for our properties. We engaged the services of several hotel brokers and began independently advertising our Hotels for sale. We sold the Ontario hotel in June 2017, and the Yuma Hotel in October 2018. We continue to independently advertise and list our Hotels for sale, including on our website (www.suitehotelsrealty.com).

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,848,000	$-	$7,500,000
Tucson Oracle	7,640,000	4,850,000	15,800,000

	$9,488,000	$4,850,000	$23,300,000

The listed asking price is the amount at which we would sell each of the Hotels and is adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

On August 1, 2015, we finalized and committed to a plan to sell over time our hotel properties. We listed each of the properties with a local real estate hotel broker and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We plan to sell our remaining two Hotel properties within two years, based on feedback received by our local hotel real estate property professional brokers and we have engaged hotel real estate brokers who specialize in the selling/buying hotel real estate properties for the sale of our Tucson and Albuquerque Hotel properties. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

Effective October 24, 2018, the Trust sold the Yuma hotel to an unrelated third party for $16.05 million. With an estimated basis of approximately $4.6 million, the sale resulted in the recognition of a significant profit after transactional costs.

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

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to pursue a merger with another company, likely a private larger entity that seeks to go public or list on the NYSE AMERICAN Exchange.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in fiscal years 2019 or 2018. As of January 31, 2019, our management does not believe that the carrying values of any of our hotel properties are impaired.

Sale of Hotel Assets

On August 1, 2015, the Trust finalized and committed to a plan to sell Hotel properties. The Trust listed Hotel properties with real estate hotel brokers, Effective October 24, 2018, the Trust sold the Yuma hotel to an unrelated third party for $16.05 million, and on June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million. Management believes that our currently-owned Hotels are listed at prices that is reasonable in relation to their current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2017 filed with the SEC on September 14, 2017, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2017, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold and the Trust no longer deems a sale to be probable. The Trust continues to list these properties with local real estate hotel brokers and, we believe, that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. There have been no other material changes to our basis of presentation since October 31, 2017.

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

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation. Operators of hotels in general and InnSuites Hotels in particular can change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast as or faster than inflation

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations, those of our Board of Trustees or our officers in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, dispositions, developments, financings, conflicts of interest and other matters; (vi) plans and progress regarding a reverse merger; (vii) our plans and expectations regarding future sales of hotel properties; and (viii) trends affecting our or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	Implementation of tariffs that may affect trade and/or travel;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors, including alternative lodging, such as Airbnb, and changing traveler tastes;

●	our ability to carry out our strategy, including our strategy regarding a reverse merger;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software programs and overall software capabilities;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	our ability to cost effectively deal with any dispositions of Trust assets in a timely manner;

●	increases in the cost of labor, including mandated minimum wages by state or local governments;

●	increases in costs of energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of trustees of InnSuites Hospitality Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hall & Company Certified Public Accountants & Consultants, Inc.

We have served as the Trust’s auditor since 2015

Irvine, CA

June 19, 2019

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2019	JANUARY 31, 2018

ASSETS
Current Assets:
Cash and Cash Equivalents	$749,075	$4,575,748
Short-Term Investments – Available For Sale Securities	1,896,556	1,000,330
Accounts Receivable, including approximately $79,000 and $11,000 from related parties and net of Allowance for Doubtful Accounts of approximately $3,000 and $1,000 as of January 31, 2019 and 2018, respectively	236,942	80,176
Advances to Affiliates - Related Party	986,361	970,353
Notes Receivable - Related Party	632,027	810,799
Notes Receivable, current portion	229,167
Prepaid Expenses and Other Current Assets	95,553	113,450
Current Assets of Discontinued Operations	320,447	666,320
Total Current Assets	5,146,128	8,217,176
Property, Plant and Equipment, net	9,532,793	9,771,216
Note Receivable	2,520,833	-
Noncurrent assets of Discontinued Operations	-	5,240,535
TOTAL ASSETS	$17,199,754	$23,228,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,092,000	$1,841,519
Current Portion of Notes Payable - Related Party	317,738	296,315
Current Portion of Mortgage Notes Payable, net of Discount	115,106	253,096
Current Portion of Notes Payable to Banks, net of Discount	9,300	-
Current Portion of Other Notes Payable	1,229,069	1,059,348
Current Liabilities of Discontinued Operations	546,803	753,037
Total Current Liabilities	3,310,016	4,203,315
Notes Payable - Related Party	166,677	494,258
Mortgage Notes Payable, net of Discount	4,709,586	4,817,529
Notes Payable to Banks, net of Discount	-	-
Other Notes Payable	264,960	104,482
Noncurrent Liabilities of Discontinued Operations, net of current portion	-	5,490,374
TOTAL LIABILITIES	8,451,239	15,109,958

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,859,960 and 18,572,215 shares issued and 9,360,292 and 9,775,669 shares outstanding at January 31, 2019 and 2018, respectively	23,738,260	22,333,905
Treasury Stock, 9,229,923 and 8,796,546 shares held at cost at January 31, 2019 and 2018, respectively	(13,517,833)	(12,662,996)
TOTAL TRUST SHAREHOLDERS’ EQUITY	10,220,427	9,670,909
NON-CONTROLLING INTEREST	(1,471,912)	(1,551,940)
TOTAL EQUITY	8,748,515	8,118,969
TOTAL LIABILITIES AND EQUITY	$17,199,754	$23,228,927

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2019	2018
REVENUE
Room	$5,861,879	$5,222,746
Food and Beverage	50,279	21,027
Management and Trademark Fees	171,748	200,458
Reservation and Convention	-	38,564
Other	85,059	83,408
TOTAL REVENUE	6,168,965	5,566,203

OPERATING EXPENSES
Room	1,940,530	1,743,766
Food and Beverage	72,477	31,136
Telecommunications	3,574	2,877
General and Administrative	2,333,749	2,641,445
Sales and Marketing	580,885	395,018
Repairs and Maintenance	494,776	414,786
Hospitality	483,486	429,028
Utilities	361,874	362,648
Depreciation	845,693	719,231
Real Estate and Personal Property Taxes, Insurance and Ground Rent	357,045	394,838
Other	-	25,441
TOTAL OPERATING EXPENSES	7,474,090	7,160,214
OPERATING LOSS	(1,305,125)	(1,594,012)
Interest Income	156	24,039
Interest Income on Advances to Affiliates - Related Party	108,496	80,961
TOTAL OTHER INCOME	108,652	105,000
Interest on Mortgage Notes Payable	238,908	221,692
Interest on Notes Payable to Banks	-	9,055
Interest on Other Notes Payable	142,402	101,786
TOTAL INTEREST EXPENSE	381,310	332,533
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(1,577,783)	(1,821,545)
Income Tax Provision	(407,727)	(341,000)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(1,985,510)	$(2,162,545)
Discontinued Operations, Net of Non-Controlling Interest	$(482,025)	$(2,475,433)
Gain on Disposal of Discontinued Operations	$13,573,418	$11,445,879
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF DISCONTINUED OPERATIONS	$13,091,393	$8,970,446
CONSOLIDATED NET INCOME	$11,105,883	$6,807,901
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$9,686,182	$5,410,300
NET INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$1,419,701	$1,397,601
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.21)	$(0.22)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$1.41	$0.93
NET INCOME (LOSS) PER SHARE TOTAL – BASIC	$1.20	$0.71
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS – DILUTED	$(0.16)	$(0.17)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$1.05	$0.69
NET INCOME (LOSS) PER SHARE TOTAL – DILUTED	$0.89	$0.52

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,283,081	9,612,139
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,436,556	13,085,223

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2019 and 2018

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2017	9,665,328	16,794,132	8,645,573	(12,362,952)	4,431,180	(805,931)	3,625,249
Net Income	-	1,397,601	-	-	1,397,601	5,410,300	6,807,901
Dividends	-	(197,512)	-	-	(197,512)		(197,512)
Purchase of Treasury Stock	(150,973)	-	150,973	(300,044)	(300,044)	-	(300,044)
Shares of Beneficial Interest Issued for Services Rendered	43,250	86,683	-	-	86,683	-	86,683
Sale of Shares of Beneficial Interest	218,064	400,000	-	-	400,000	-	400,000
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	3,454,226	3,454,226
Distribution to Non-Controlling Interests	-	-	-	-	-	(5,757,534)	(5,757,534)
Reallocation of Non-Controlling Interests and Other	-	3,853,001	-	-	3,853,001	(3,853,001)	-
Balance, January 31, 2018	9,775,669	$22,333,905	8,796,546	$(12,662,996)	$9,670,909	$(1,551,940)	$8,118,969

Net Income	-	1,419,701	-	-	1,419,701	9,686,182	11,105,883
Dividends	-	(195,575)	-	-	(195,575)	-	(195,575)
Purchase of Treasury Stock	(433,377)	-	433,377	(854,837)	(854,837)	-	(854,837)
Shares of Beneficial Interest Issued for Services Rendered	18,000	32,400	-	-	32,400	-	32,400
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	101,792	101,792
Distribution to Non-Controlling Interests	-	-	-	-	-	(9,560,117)	(9,560,117)
Reallocation of Non-Controlling Interests and Other	-	147,829	-	-	147,829	(147,829)	-
Balance, January 31, 2019	9,360,292	$23,738,260	9,229,923	$(13,517,833)	$10,220,427	$(1,471,912)	$8,748,515

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$11,105,883	$6,807,901
Adjustments to Reconcile Consolidated Net Income to Net Cash Used In Operating Activities:
Stock-Based Compensation	32,400	86,683
Recovery of Uncollectible Receivables	-	(25,157)
Depreciation	1,244,581	1,469,195
Goodwill Impairment	-	500,000
Amortization of Intangibles	-	433,000
Amortization of Debt Discounts and Deferred Financing Fees	-	75,937
Gain on Disposal of Assets	(13,573,418)	(11,445,879)
Changes in Assets and Liabilities:
Cash in discontinued operations	-
Accounts Receivable	133,382	399,966
Prepaid Expenses and Other Assets	43,278	13,376
Accrued Interest Income	(36,008)	-
Accounts Payable and Accrued Expenses	(749,519)	133,920
NET CASH USED IN OPERATING ACTIVITIES	(1,799,421)	(1,551,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(936,784)	(2,778,817)
Purcahse of Marketable Securities	(896,226)	(1,000,000)
Cash Received From Sale of Hotel Property and IBC	10,184,766	9,603,610
Lendings on Advances to Affiliates - Related Party	(776,008)	(1,956,061)
Collections on Advances to Affiliates - Related Party	796,008	606,541
NET CASH PROVIDED BY INVESTING ACTIVITIES	8,371,756	4,475,273

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(102,384)	(681,867)
Borrowings on Mortgage Notes Payable	-	5,000,000
Payments on Notes Payable to Banks, net of financing costs		(2,428,962)
Borrowings on Notes Payable to Banks, net of financing costs	9,300	1,370,000
Payments on Line of Credit - Related Party	(1,390,656)	(775,000)
Borrowings on Line of Credit - Related Party	1,569,428	632,384
Payments on Notes Payable - Related Party	-	(2,022,792)
Borrowings on Notes Payable - Related Party	(306,158)	2,000,184
Payments on Other Notes Payable	(195,313)	(43,195)
Borrowings on Other Notes Payable	525,512	633,956
Payment of Dividends	(195,575)	(197,512)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	101,792	3,454,226
Sale of Shares of Beneficial Interest	-	400,000
Distributions to Non-Controlling Interest Holders	(9,560,117)	(5,757,534)
Repurchase of Treasury Stock	(854,837)	(300,044)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,399,008)	1,283,844
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,826,673)	4,208,058
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,575,748	568,396
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$749,075	$4,776,454 *

*  Cash balances include cash held in discontinued operations for the fiscal year ended January 31, 2018

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2019, InnSuites Hospitality Trust (the “Trust”, “we”, “us” or “our”) is a publicly traded company with hotels IHT owns and hotels IHT manages. The Trust and its shareholders own interests directly in and through a partnership interest, two hotels with an aggregate of 267 suites in Arizona and New Mexico (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites.

Hotel Operations:

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full-service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. The Trust considers its Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico to be moderate or limited service establishments. IHT’s owned properties are limited service hotels. IHT provides management services on a wide variety of hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.94% and 74.80% interest in the Partnership as of January 31, 2019 and 2018. The Trust’s weighted average ownership for the years ended January 31, 2019 and 2018 was 74.94% and 72.53%. As of January 31, 2019, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.53% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., a subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believed that each of the assets was being marketed at a price that was reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on December 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On October 24, 2018, the Yuma Hospitality Properties LLLP (the “Yuma entity”) was sold to an unrelated third party for $16,050,000 (see Note 23).

IBC Technology Segment; IBC Hospitality Technologies:

In fiscal 2019 the Trust sold its wholly owned subsidiary, InnDependent Boutique Collection (“IBC”, “IBC Hotels”, “IBC Hotels, LLC”, “IBC Hospitality” or “IBC Hospitality Technologies”), which had a network of approximately 2,000 unrelated hospitality properties; providing reservation services with proprietary software, plus exclusive marketing distribution and services. The sale occurred in August 2018, and the transaction date was July 2018.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC (see Note 6)	20.53%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	74.94%	-
InnSuites Hotels Inc.	100.00%	-

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On January 31, 2019 and 2018, 211,708 and 235,812 Class A Partnership units were issued and outstanding, representing 1.72% and 1.85% of the total Partnership units, respectively. Additionally, as of both January 31, 2019 and 2018, 2,974,038 and 2,974,038 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on January 31, 2019, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of both January 31, 2019, and 2018, the Trust owns 9,527,448 general partner units in the Partnership, representing 74.94% and 74.80% of the total Partnership units, respectively.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico property and more recently, sales of non-controlling interests in certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona properties. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt.

As of January 31, 2019, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $632,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2019, and automatically renews year to year, unless either party gives six month advance notice to terminate. As of May 31, 2019, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $632,000.

As of January 31, 2018, the Trust had an Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through December 31, 2019, and automatically renews year to year, unless either party gives six month advance notice to terminate. As of January 31, 2019, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $762,000. As of June 18, 2019, the amount receivable from the Advance to Affiliate credit facility was approximately $562,000.

With approximately $2,645,000 of cash and short term investments, as of January 31, 2019, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of the combined $1,000,000 Advance to Affiliate credit facilities, the Trust believes that we will have enough cash on hand to meet all of its financial obligations as they become due for at least the next year. In addition, management of the Trust is analyzing other strategic options available to it, including the refinancing of another property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful in obtaining extensions, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements of Topic 842, Leases” and ASU No. 2018-11,“Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Trust is still evaluating the impact of ASU 2016-02, 2018-10, and 2018-11, but believes it will have a material effect on our total assets and liabilities.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how the entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual or interim periods beginning after December 15, 2019. We are still in the process of completing our analysis on the impact this guidance will have on the consolidated financial statements and related disclosures, we do not expect the impact to be material

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU will become effective for us beginning February 1, 2019, and early adoption is permitted. The Trust does not anticipate that this ASU will have a material effect on our consolidated financial statements.

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

PROPERTY, PLANT AND EQUIPMENT AND HOTEL PROPERTIES

Furniture, fixtures, building improvements and hotel properties are stated at cost and depreciated using the straight-line method over estimated lives ranging up to 40 years for buildings and 3 to 10 years for furniture and equipment.

Management applies guidance ASC 360-10-35, to determine when it is required to test an asset for recoverability of its carrying value and whether, or not, an impairment exists. Under ASC 360-10-35, the Trust is required to test a long-lived asset for impairment when there is an indicator of impairment. Impairment indicators may include, but are not limited to, a drop in the performance of a long-lived asset, a decline in the hospitality industry or a decline in the economy. If an indicator of potential impairment is present, then an assessment is performed of whether the carrying amount of an asset exceeds its estimated undiscounted future cash flows over its estimated remaining life.

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management impaired these assets during the fiscal year 2018, and has determined that no further impairment is required of long-lived assets for the fiscal period ended January 31, 2019.

BUSINESS COMBINATIONS

The Trust accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities requires the use of estimates by management and was based upon currently available data.

The Trust allocates the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share (see Note 8).

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

The Trust’s Technology Segment (IBC Hotels LLC) in fiscal year ended January 31, 2019 determined that it was more likely than not that the fair value of IBC Hotels was less than its carrying value. Accordingly, management decided to write down the entire amount of intangible assets, equaling $500,000 as of January 31, 2018.

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. The Trust believes it places its cash and cash equivalents only with high credit quality financial institutions, although these balances may periodically exceed federally insured limits.

REVENUE RECOGNITION

Hotel and Operations

ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers” is effective for reporting periods after January 1, 2018. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

Revenues are primarily derived from the sources below and are recognized as services are rendered and when collectability is reasonably assured. Amounts received in advance of revenue recognition are considered deferred liabilities, and are generally not significant.

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

IBC Technologies Segment – Discontinued Operations

This ASU became effective for the Trust beginning interim period February 1, 2018. Based on our evaluation of the new revenue recognition standard the Trust presents revenue on a net basis for the fiscal years ended January 31, 2019 and 2018.

ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers is effective for reporting periods after January 1, 2018.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the fiscal years ended January 31, 2019 and 2018.

Fiscal Year	Balance at the Beginning of Year	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Year

2019	$(28,564)	$25,000		$(2,379)	$(5,943)
2018	$53,720	$(19,750)	$11,356	$(73,890)	$(28,564)

STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 22 - “Share-Based Payments.” For fiscal years 2019 and 2018, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2019, the Trust granted restricted stock awards of 24,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2019 resulting in stock-based compensation of $30,600. During fiscal year 2018, the Trust granted restricted stock awards of 24,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2018 resulting in stock-based compensation of $55,560.

The following table summarizes restricted share activity during fiscal years 2019 and 2018.

	Restricted Shares
	Shares	Price on date of grant
Balance at January 31, 2017	-	-
Granted	24,000	$2.31
Vested	(24,000)	$2.31
Forfeited	-
Balance of unvested awards at January 31, 2018	-

Granted	24,000	$2.16
Vested	(24,000)	$2.16
Balance of unvested awards at January 31, 2019	-
	-

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares. Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against Shares of Beneficial Interest.

INCOME TAXES

The Trust is subject to federal and state corporate income taxes, and accounts for deferred taxes utilizing an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment (see Note 16).

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2018 and 2019, the Trust paid a dividend of $0.01 per share at end of the second fiscal quarter and at the end of the fourth fiscal quarter for a total dividend of $0.02 for the fiscal year in the amounts of $195,575 and $197,512, respectively. The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,024,038 Shares of the Beneficial Interest, as discussed in Note 1.

For the fiscal years ended January 31, 2019 and 2018, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 and 3,473,085 in addition to the basic shares outstanding for fiscal years 2019 and 2018, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during fiscal 2018 and are included in the calculation of diluted earnings per share for that year below.

	For the Year Ended
	January 31,
	2019	2018
Net Income attributable to controlling interest	$1,161,086	$1,397,601
Plus: Net Income attributable to non-controlling interests	9,413,845	5,410,300
Net Income	$10,574,931	$6,807,901

Weighted average common shares outstanding	9,283,081	9,612,139
Plus: Weighted average incremental shares resulting from unit conversion	3,153,475	3,473,085
Weighted average common shares outstanding after unit conversion	12,436,556	13,085,223

Diluted Income Per Share	$0.85	$0.52

SEGMENT REPORTING

As a result of the sale of IBC (see Note 23), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 267 suites in Arizona and New Mexico. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-K reflects this change with IBC being reported as discontinued operation.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $581,000 and $368,000 for the years ended January 31, 2019 and 2018, respectively.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the years ended January 31, 2019 and 2018.

Due to their short maturities, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value and are considered level 1 inputs. The fair value of mortgage notes payable, notes payable to banks and notes and advances payable to related parties is estimated by using the current rates which would be available for similar loans having the same remaining maturities and are based on level 3 inputs.

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

During the fiscal year ended January 31, 2019, there were 15 Class A units of the Albuquerque entity sold for total proceeds of $150,000, of which 13.5 came from the Trust at $10,000 per unit. As of January 31, 2019, the Trust held a 20.70% ownership interest, or 123.5 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 79.13% interest, or 477 Class A units. During the fiscal year ended January 31, 2019, the Albuquerque entity has made discretionary Priority Return payments to unrelated unit holders of approximately $323,000, and to the Trust of approximately $90,000. The Trust no longer accrues for these distributions as the preference period has expired.

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

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Tucson, Arizona property

During the fiscal years ended January 31, 2019 and 2018, there were no units of the Tucson entity sold. As of January 31, 2019, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or approximately 3 Class C units, and other parties held a 48.61% interest, or approximately 385 Class A units. For the fiscal year ended January 31, 2018, the Tucson entity made discretionary Priority Return payments to unrelated unit holders of approximately $67,735 and to the Partnership of approximately $70,700. The Trust no longer accrues for these distributions as the preference period has expired.

5. VARIABLE INTEREST ENTITY (VIE)

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

The Partnership has determined that the Albuquerque entity and the Yuma entity, prior to its sale on October 24, 2018, were a variable interest entities with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Albuquerque and Yuma entities, including its distribution obligations.

b) The Partnership, Trust and their related parties have maintained, as a group, a controlling ownership interest in the Albuquerque entity and Yuma, with the largest ownership belonging to the Partnership.

c) The Partnership, Trust and their related parties have maintained control over the decisions which most impact the financial performance of the Albuquerque and Yuma entities, including providing the personnel to operate the property on a daily basis.

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

During the fiscal years ended January 31, 2019 and January 31, 2018, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

6. PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of January 31, 2019 and 2018, hotel properties consisted of the following:

	2019	2018(i)
Land	$2,500,000	$2,805,015
Building and improvements	10,334,919	18,066,151
Furniture, fixtures and equipment	3,860,574	5,621,820
Total hotel properties	16,695,493	26,492,986
Less accumulated depreciation	(7,312,869)	(12,124,650)
Hotel Properties in Service, net	9,382,625	14,368,336
Construction in progress	43,657	76,683
Hotel properties, net	$9,426,282	$14,445,019

(i) Includes discontinued operations

As of January 31, 2019 and 2018, corporate property, plant and equipment consisted of the following:

	2019	2018
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	534,879	1,178,941
Total property, plant and equipment	617,546	1,261,608
Less accumulated depreciation	(511,035)	(694,876)
Property, Plant and Equipment, net	$106,511	$566,732

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of January 31, 2019, and 2018, prepaid expenses and other current assets consisted of the following:

	2019	2018
Prepaid Assets	$-	$15,545
Tax and Insurance Escrow	57,810	57,235
Deposits	3,000	8,000
Prepaid Insurance	5,000	7,417
Prepaid Workman’s Compensation	21,459	7,617
Miscellaneous Prepaid Expenses	8,284	17,636
Total Prepaid Expenses and Current Assets	$95,553	$113,450

8. INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

Intangible Assets

For the fiscal year ending January 31, 2019, the Trust has no intangible assets.

For the fiscal year ending January 31, 2018, intangible assets consisted of the following, all related to the IBC Technology segment which was sold in fiscal year 2019:

		Fiscal Year January 31, 2018 Impairment	Fiscal year 1/31/2018 Accumulated		Useful Lives
	Amount	Expense	Amortization	Net Amount	(years)
Marketing Related Intangibles	$100,000	$90,000	$10,000	$-	10
Customer Base	400,000	343,000	57,000	-	7
Total:	$500,000	$433,000	$67,000	$-

The Trust recorded amortization of intangibles of approximately $433,000 for the year ended January 31, 2018.

Goodwill

For the fiscal year ending January 31, 2019, the Trust has no goodwill.

The changes in the carrying value of the Trust’s goodwill for the year ended January 31, 2018 is as follows:

Beginning Balance January 31, 2017	500,000

Impairment	(500,000)
Ending Balance January 31, 2018	$-

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2019 and 2018, accounts payable and accrued expenses consisted of the following:

	2019(i)	2018(i)
Accounts Payable	$166,339	$741,917
Accrued Salaries and Wages	251,773	271,739
Accrued Vacation	28,780	38,957
Income Tax Payable	631,130	340,169
Accrued Interest Payable	4,857	26,565
Advanced Customer Deposits	60,322	15,000
Accrued Property Taxes	79,516	140,439
Accrued Land Lease	161,856	130,015
Sales Tax Payable	114,753	305,071
Deferred Revenue	31,239	107,467
Accrued Other	108,238	331,668
Total Accounts Payable and Accrued Expenses	$1,638,803	$2,449,007

(i) Includes current liabilities of discontinued operations.

10. MORTGAGE NOTES PAYABLE

At January 31, 2019 and 2018, the Trust had mortgage notes payable outstanding with respect to each of the Hotels except the Albuquerque property. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from August 2022 to June 2042. Weighted average annual interest rates on the mortgage notes payable for the fiscal years ended January 31, 2019 and 2018 were 4.85% and 4.65%, respectively.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31, 2019:

	2019	2018
Mortgage note payable, due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $7.6 million at January 31, 2019.	4,824,692	4,927,076

Mortgage note payable, due in monthly installments of $32,419, including interest at the prime rate plus one percentage point over the index, with a floor of 5.0% per year (5% per year as of January 31, 2015), through August 1, 2022 plus a balloon payment of $4,112,498 in September 2022, secured by the Yuma property. The Yuma property was sold on October 24, 2018.	-	4,827,259
Totals:	$4,824,692	$9,754,335

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of January 31, 2019, the mortgage loan balance was approximately $4,825,000, net of a discount of approximately $5,000.

See Note 14 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

11. NOTES PAYABLE TO BANKS

On January 8, 2016, in connection with the acquisition of substantially all of the assets of International Vacation Hotels, the Trust entered into a $400,000 business loan with Laurence Holdings Limited, an Ontario, Canada corporation, with a maturity date of February 1, 2019 pursuant to the terms of the Security Agreement and Promissory Note (the “Laurence Holdings Agreement”). The Laurence Holdings Agreement required the funds be used for the purchase of International Vacation Hotels assets. The Laurence Holdings Agreement provides for interest-only payments for the first three months of the term and principal and interest payments for the remaining portion of the loan. The Laurence Holdings Agreement sets an interest rate of 8% per annum with no prepayment penalty. This loan was paid in full during the fiscal year ended January 31, 2019. Due to the sale of the IBC Technology Segment (IBC Hotels LLC), the loan was classified at January 31, 2018 and recorded under liabilities of discontinued operations in the accompanying consolidated balance sheet (see note 23).

On May 11, 2017, Yuma Hospitality Properties, LLLP entered into a $850,000 Promissory Note Agreement (“Yuma Loan Agreement”) as a credit facility to replenish funds for the hotel remodel with 1st Bank of Yuma Arizona Bank & Trust with a maturity date of September 1, 2022. The Yuma Loan Agreement had an initial interest rate of 5.50% with a variable rate adjustment equal to the Wall Street Journal Prime Rate plus 1.50% with a floor of 5.50% and no prepayment penalty. This credit facility was guaranteed by InnSuites Hospitality Trust. This loan was paid in full upon the sale of the Yuma hotel, and was classified at January 31, 2018 and recorded under liabilities of discontinued operations in the accompanying consolidated balance sheet (see note 23).

12. LINES OF CREDIT – RELATED PARTY

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on June 30, 2019. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of January 31, 2019 and January 31, 2018, the Trust had a an amount receivable of approximately $632,000, including accrued interest and $811,000, respectively. During the twelve months period ended January 31, 2019, the Trust advanced approximately $1,391,000, received approximately $1,569,000 in repayments and accrued approximately $102,000 of interest income.

13. OTHER NOTES PAYABLE

As of January 31, 2019 the Trust had approximately $499,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 82,588 Class A Partnership units in privately negotiated transactions and the repurchase of 266,894 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through July 2020.

As of January 31, 2018 the Trust had approximately $959,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 91,259 Class A Partnership Units and 524,930 IHT Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through July 2020.

As of January 31, 2019, the Trust had a $200,000 note payable with an individual lender. The promissory note is payable on demand or on July 31, 2020, whichever occurs first. The loan accrues interest at 7% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties

On June 20, 2016, the Trust and the Partnership together entered into an unsecured loan of $80,000 with Guy C. Hayden III (“Hayden Loan”). The Hayden loan is due on June 20, 2019 or on demand, whichever occurs first. The Hayden loan accrues interest at 7% and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all of part of these notes without any repayment penalties. On March 1, 2017, the Trust and the Partnership together added an additional $36,960 to the Hayden Loan. On May 30, 2017, the Trust and the Partnership together added an additional $63,040 to the Hayden Loan. On July 18, 2017 the Trust and Partnership together added an additional $90,000 to the Hayden Loan. The total principal amount of the Hayden Loan is $270,000 as of January 31, 2019.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with varying principal amounts ranging from $25,000 to $100,000 with H. W. Hayes Trust (“Hayes Loans”). The Trust and the Partnership together also entered into two unsecured on-demand $25,000 loans for a total of $50,000 with Lita M. Sweitzer (“Sweitzer Loans”). On March 20, 2017, the Trust and Partnership added an additional $50,000 to the Sweitzer Loans. The total principal amount of the Hayes Loans and the Sweitzer Loans is $525,000 as of January 31, 2019. The Hayes Loans and the Sweitzer Loans are due on June 20, 2019 or on demand, whichever occurs first. The Hayes Loans requires from a 0-120 day notification of the demand to repay the loans prior to June 20, 2019. Both the Hayes Loans and the Sweitzer Loans accrue interest at 7.0% per year on the unpaid balance and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all or part of these notes without any repayment penalties.

See Note 14 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

14. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2019 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE RELATED PARTIES	OTHER NOTES PAYABLE	TOTAL

2020	115,000	318,000	1,229,069	1,662,069
2021	119,000	166,000	216,000	501,000
2022	127,000		49,000	176,000
2023	130,000			130,000
2024	135,000			135,000
Thereafter	4,199,000			4,199,000

	$4,825,000	$484,000	$1,494,069	$6,803,069

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

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, of additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trust’s equity compensation plans/programs. Additionally, on June 19, 2017, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 750,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan.

For the years ended January 31, 2019 and 2018, the Trust repurchased 433,377 and 150,973 Shares of Beneficial Interest at an average price of $1.71 and $1.99 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 445,694 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

16. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforwards of approximately $4.4 million at January 31, 2019. In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

Total and net deferred income tax assets at January 31,

	2019	2018

Net operating loss carryforwards	$705,000	$2,763,000
Bad debt allowance	3,000	(22,000)
Accrued expenses	2,000	89,000
Syndications	2,923,000	5,179,000
Prepaid Insurance	-	30,000
Alternative minimum tax credit	51,000	91,000
Total deferred tax asset	3,684,000	8,130,000

Deferred income tax liability associated with book/tax	(1,570,000)	(2,884,000)
Net deferred income tax asset	2,114,000	5,246,000
Valuation allowance	(2,114,000)	(5,246,000)
	$-	$-

Income taxes for the year ended January 31,

	2019	2018

Current income tax provision (benefit)	-	335,000
Deferred income tax provision (benefit)	(3,132,000)	(1,701,000)
Change in valuation allowance	3,132,000	1,701,000
Net income tax expense (benefit)	-	335,000

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2019:

	2019
	Amount	Percent

Federal statutory rates	$208,000	21%
State income taxes	50,000	5%
Change in valuation allowance	(3,132,000)	(316)%
True-up to prior year returns	2,872,000	290%
Other	2,000	0%
Effective rate	$-	0%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2018:

	2018
	Amount	Percent

Federal statutory rates	$1,604,000	34%
State income taxes	576,000	12%
Change in valuation allowance	(1,701,000)	(36)%
True-up to prior year returns	(240,000)	(5)%
Other	96,000	2%
Effective rate	$335,000	7%

17. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2019 and 2018, Mr. Wirth and his affiliates held 2,974,038 and 3,064,038 Class B Partnership units, which represented 23.35% and 23.86% of the total outstanding Partnership units, respectively. As of January 31, 2019 and 2018, Mr. Wirth and his affiliates held 5,881,683 and 6,939,429, respectively, Shares of Beneficial Interest in the Trust, which represented 62.84% and 70.99% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2019 and 2018, the Trust owned 74.90% and 74.80% of the Partnership, respectively. As of January 31, 2019, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 22.83% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the Hotels and the hotel owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the two hotels owned by affiliates of Mr. Wirth are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. During the years ended January 31, 2019 and 2018, the Trust recognized approximately $165,000 and approximately $200,000, respectively of revenue.

The Tucson Oracle property has an unsecured demand/revolving line of credit/promissory note as described in Note 13 – Lines of Credit - Related Party. The Trust has an unsecured demand/revolving line of credit/promissory note as described in Note 13 – Lines of Credit - Related Party.

During the fiscal years ended January 31, 2019 and 2018, the Trust paid Berg Investment Advisors $6,000 and $42,500, respectively, for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

Pamela Barnhill, former Vice Chairperson and President of the Trust, resigned in June, 2019, and is the daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer. Ms. Barnhill’s total compensation was $74,471 and $169,931 for the fiscal years ended January 31, 2019 and 2018, respectively. The Trust also employs another immediate family member of Mr. Wirth who provides technology support services to the Trust, receiving a $47,500 annual salary.

During the fiscal years ended January 31, 2019 and 2018, Rare Earth received restructuring fees of $-0- and $440,000, respectively, relating to the syndications of our Albuquerque, New Mexico and Yuma, Arizona (sold October 2018) hotel properties.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party in the amount of $500,000 to Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 42% Tempe/Phoenix Airport Resort LLC. The note has a due date of June 30, 2019 and accrues interest of 7.0%. During the fiscal year ended January 31, 2019, the Trust received $102,000 interest income from Tempe/Phoenix Airport Resort LLC, respectively. As of January 31, 2019, the Advances from Affiliate – Related Party balance was $950,353 from Tempe/Phoenix Airport Resort LLC. As of January 31, 2018, the Lending from Affiliate – Related Party balance $ $970,353 from Tempe/Phoenix Airport Resort LLC.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments and the associated carrying value recognized in the accompanying consolidated balance sheets at January 31, 2019 and 2018:

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$4,824,692	$3,141,032	$9,752,596	$8,164,897
Notes payable to banks	$9,300	$9,300	$952,213	$952,213
Other notes payable	$1,494,030	$1,494,030	$1,954,405	$1,954,405

19. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2019	2018
Cash paid for interest	$634,337	$539,072

Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases	$1,677,572	$1,141,756

20. COMMITMENTS AND CONTINGENCIES

Leases:

The Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058. Total expense associated with the non-cancelable ground lease for the fiscal years ended January 31, 2019 and 2018 was approximately $152,000 and $150,000, respectively.

On August 4, 2017, the Trust entered into a five year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90 day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 - 5 of the lease term.

Future minimum lease payments under these non-cancelable ground lease and office lease are as follows:

Fiscal Year Ending
FY 2020	$167,225
FY 2021	170,448
FY 2022	173,864
FY 2023	144,565
FY 2024	113,508
Thereafter	5,359,805
$6,129,414

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the fiscal years 2019 and 2018, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $276,000 and $286,000 for fiscal years ended January 31, 2019 and 2018, respectively.

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

Indemnification:

The Trust has entered into indemnification agreements with all of our executive officers and Trustees. The agreements provide for indemnification against all liabilities and expenses reasonably incurred by an officer or Trustee in connection with the defense or disposition of any suit or other proceeding, in which he or she may be involved or with which he or she may be threatened, while in office or thereafter, because of his or her position at the Trust. There is no indemnification for any matter as to which an officer or Trustee is adjudicated to have acted in bad faith, with willful misconduct or reckless disregard of his or her duties, with gross negligence, or not in good faith in the reasonable belief that his or her action was in the Trust’s best interests. These agreements require the Trust, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. The Trust may advance payments in connection with indemnification under the agreements. The level of indemnification is to the full extent of the net equity based on appraised and/or market value of the Trust. Historically, the Trust has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

22. SHARE-BASED PAYMENTS

The Trust compensates its non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $32,400. These restricted Shares vested in equal monthly amounts during fiscal year 2019. As of January 31, 2019, Messrs. Kutasi, Chase and did not hold any unvested Shares

During fiscal year 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the “Plan”). Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, officers, other key employees, consultants, advisors and similar employees of the Trust and certain of its subsidiaries and affiliates. The number of options that may be granted in a year is limited to 10% of the total Shares of Beneficial Interest and Partnership units in the Partnership (Class A and Class B) outstanding as of the first day of such year.

Generally, granted options expire 10 years from the date of grant, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted in fiscal year 2019 or 2018, and no options were outstanding as of January 31, 2019 and 2018. The Plan currently has 1,000,000 options available to grant. See Note 24 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2019, have been issued.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

22. SEGMENT REPORTING

As a result of the sale of IBC (see Note 23), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 267 suites in Arizona and New Mexico. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-K reflects this change with IBC being reported as discontinued operation.

The Trust’s investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

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

23. DISCONTINUED OPERATIONS

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

Discontinued operations during the fiscal year ended January 31, 2019 consist of the operations from the IBC Technology Segment (IBC Hotels LLC). On August 15, 2018 Innsuites Hospitality Trust (IHT) entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to a unrelated third party buyer (Buyer). The buyer hired IHT’s former Chief Operating Officer, who is a family member of IHT’s CEO. The sale price was $3,000,000, to be paid to IHT as follows:

1.	$250,000 at closing, which was received on August 14, 2018;

2.	A secured promissory note in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, recorded in the accompanying condensed balance sheet in continuing operations. Interest shall accrue for the first 10 months (starting August 2018), thereafter for month 11 and 12 principal and interest payments of 50% ($25,632 per month), then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in June 2024. Future payments on this note are shown in the table below.

FISCAL YEAR
2020	$229,167
2021	550,000
2022	550,000
2023	550,000
2024	550,000
Thereafter	320,833
$2,750,000

Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

IHT has agreed to provide continuing working capital support for a period of six months in the amount of approximately $100,000 over a six month period to IBC for transitional purposes. IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT has no rights to any benefits or losses from IBC, as of August 1, 2018. During the fiscal year ended January 31, 2019 IHT had provided $100,000 to IBC.

As a result of the sale, the Trust recorded a gain on sale of approximately $2,394,000, net of taxes of $0. The gain is determined by the sales prices of approximately $3,000,000 less the estimated book value of the assets sold and liabilities assigned of approximately $431,000 and costs associated with the sale of approximately $325,000.

Default

If Buyer has not paid two or more payments on the note as scheduled, or if Buyer has not satisfied any other provisions in the note, IHT may give Buyer notice of default. If Buyer fails to cure the default within 30 days after notice (a) on or before February 5, 2020, then 75% of the issued and outstanding IBC interest shall be transferred to IHT, and (b) on or after February 5, 2020, then 51% of the issued and outstanding interest of the Company shall be transferred to IHT. Currently there has been no default.

Debt/Working Capital adjustment

On or before the sixty calendar days following the effective date (August 1, 2018) Buyer prepared and delivered to IHT a written statement (closing statement) setting forth a calculation of the aggregate amount of (i) all indebtedness, (ii) working capital of IBC as of the close of business on the last business day immediately preceding the effective date (closing net working capital) , and (iii) a proposed adjustment to the principal amount of the note payable, calculated as follows:

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

Office Lease/Contracts

IHT will maintain an existing reservation center contract with IBC requiring IHT to make payments of $7,500 per month for a minimum of 6 months after closing. There is no maximum period, and the obligation may be cancelled after six months. As of February 1, 2019 the payment was reduced to $6,500, and further reduced to $5,500 going forward as of March 1, 2019 by mutual agreement.

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

Incentive Bonus

On September 4, 2018, the Board approved to pay a $15,000 bonus to the daughter of the CEO, and who was then the Chief Operating Officer, in connection with the sale of IBC. The CEO’s daughter is now employed by the Company that acquired IBC. In addition, the Board approved to pay a $10,000 bonus to the Executive Vice President of the Trust in connection with the sale of IBC. These bonuses will be paid upon receipt of the monthly payments to be received in connection with the note receivable described above starting in September 2019 at $1,000 per month.

The Trust also paid the former CFO a $5,000 compensation bonus related to the sale of IBC.

Sale of Yuma Property

On July 31, 2018, IHT entered into a purchase and sale agreement to sell its Innsuites Yuma Hotel and Suites Best Western (Yuma), together with certain furniture, fixtures, equipment, operating supplies and other ancillary items pertaining to the daily operations to an unrelated third party. The sale was completed on October 24, 2018. The sales price, as revised, was approximately $16.05 million, of which the net proceeds (net of mortgage payoff, commissions and closing costs) received by the IHT was approximately $9.93 million

The Trust recorded a gain on sale of approximately $11,080,000, net of estimated tax of approximately $381,000. The gain was determined by the sale price less the estimated book value other assets sold of approximately $4,589,000. In connection with the sale of the Yuma property the related mortgage note payable in the amount of approximately $5,560,000 at the time of the sale was paid in full.

The following tables list the assets and liabilities of discontinued operations for the fiscal year ended January 31, 2019 and January 31, 2018 and the discontinued operations for fiscal year ended January 31, 2019 and January 31, 2018.

DISCONTINUED OPERATIONS

	JANUARY 31, 2019	JANUARY 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$305,835	200,705
Accounts Receivable	932	414,787
Prepaid Expenses and Other Current Assets	13,680	50,828
Current Portion of Notes Receivable
Total Current Assets of Discontinued Operations	320,447	666,320
Noncurrent assets of Discontinued Operations	-
Property, Plant and Equipment, net	-	5,240,535
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$320,447	5,906,855

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$546,803	607,488
Current Portion of Notes Payable to Banks, net of Discount	-	145,549
Total Current Liabilities of Discontinued Operations	546,803	753,037
Noncurrent Liabilities of Discontinued Operations
Mortgage Notes Payable, net of Discount	-	4,677,444
Notes Payable to Banks, net of Discount	-	812,930
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$546,803	6,243,411

	FOR THE YEARS ENDED
	JANUARY 31,
	2019	2018
REVENUE
Room	$3,225,783	$5,455,777
Food and Beverage	27,569	106,919
Reservation and Convention	173,399	1,051,454
Other	41,057	32,985
TOTAL REVENUE	3,467,808	6,647,135

OPERATING EXPENSES
Room	1,261,875	1,930,833
Food and Beverage	35,592	125,559
Telecommunications	21,803	34,268
General and Administrative	766,475	1,987,723
Sales and Marketing	469,457	1,524,621
Reservation Acquisition Costs	142,842	234,000
Repairs and Maintenance	185,148	381,356
Hospitality	167,874	332,493
Utilities	160,641	277,020
Depreciation	393,581	749,964
Intangible Amortization	-	933,000
Real Estate and Personal Property Taxes, Insurance and Ground Rent	88,344	149,550
Other	-	10,297
TOTAL OPERATING EXPENSES	3,693,632	8,670,684
OPERATING LOSS	(225,824)	(2,023,548)
Interest Income	-	961
TOTAL OTHER INCOME	-	961
Interest on Mortgage Notes Payable	214,811	402,611
Interest on Notes Payable to Banks	41,390	50,236
TOTAL INTEREST EXPENSE	256,201	452,847
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(482,025)	$(2,475,434)

24. STOCK OPTIONS

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

25. SUBSEQUENT EVENTS

On May 30, 2019 the Trust’s Board of Trustees approved a one cent semi-annual dividend, payable on July 31, 2019, on shares held of record a July 19, 2019. This continues the Trust’s recent practice of paying total annual dividends of two cents per share, payable one cent each semi-annually on July 31 and January 31. This dividend continues 49 consecutive uninterrupted fiscal years during which the Trust has paid annual dividends, since the formation of the Trust and the initial listing of its shares on the New York Stock Exchange in 1971.

The Trust’s listing of the Albuquerque Hotel for sale for $7.5 million expired on April 30, 2019. The Trust continues to entertain offers at this asking price, but decided not to relist the property at this time because management perceives that year-over-year increases in operating revenues and anticipated profits have occurred, which could command a higher listing price.

Effective May 31, 2019, the Trust listed the Tucson Hotel for sale at a price of $15.8 million with a real estate broker who successfully sold four other InnSuites hotels in the past three years. The Trust set forth this price as the asking price for the Tucson Hotel in its current Annual Report on Form 10-K, and management believes that that year-over-year increases in operating revenues and anticipated profits support this as a listing price.

As part of the Trust’s business strategy, and as described in the Trust’s current Annual Report on Form 10-K, management is actively seeking a larger company that is not listed on the NYSE AMERICAN as a potential partner for a reverse merger. The Trust has begun limited discussions with potential candidates.

On May 30, 2019, the Trust’s Board of Trustees set a date of July 24, 2019 for the Annual Shareholder meeting, to be held at 11:00 AM MST at the Trust’s corporate office:  1730 East Northern Ave, Suite 122, Phoenix, AZ 85020. Shareholders of record of the Trust on June 24, 2019 will be entitled to vote at the meeting.

Subsequent to the fiscal year ended January 31, 2019 the Trust repurchased 36,454 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $36,000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2019.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that we determined to be material weaknesses, as follows:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	We have not properly implemented comprehensive entity-level internal controls;

●	We have not properly implemented adequate system and manual controls;

●	We do not have sufficient segregation of duties;

●	We lack sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States; and

●	We had not implemented appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of January 31, 2019.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and other deficiencies and enhance the Company’s internal control over financial reporting, the Company made attempts to increase its technical accounting expertise by hiring a new Chief Financial Officer and Corporate Controller with public company reporting experience to assist with the Company’s technical accounting and internal control issues. The departure in December 2018 of the newly hired Chief Financial Officer, who was not replaced, has made this attempt non-effective.

We need to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, which will require management to support the hiring of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This increase to staffing will allow us to make the necessary improvements, including:

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect these remediation efforts will be implemented throughout fiscal year 2020.

Despite the material weaknesses reported above, our management believes that our financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2019 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turn over in our accounting department within the last 12 months, which includes turnover at our Chief Financial Officer and Chief Operating Officer positions.

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

Trustees Whose Terms Expire in 2021

Marc E. Berg

Vice Chairman, Executive Vice President, Secretary and Treasurer of the Trust since February 10, 1999. Vice President – Acquisitions and Dispositionsof the Trust from December 16, 1998 to February 10, 1999. Consultant to InnSuites Hotels, a subsidiary of the Trust, since 1989.

Prior to InnSuites, Mr. Berg was a wealth manager at Valley National Bank where his portfolio consisted of over half a billion dollars in equities, bonds and fixed income securities. Mr. Berg also worked at Young, Smith and Peacock, an investment banking firm, in public finance.

Mr. Berg has been qualified as a Registered Investment Advisor with the SEC and holds both an MBA (Finance) degree from the WP Carey Business School at Arizona State University as well as a Masters in International Management from the Thunderbird Graduate School of International Management. His undergraduate degree was a BSBA from American University in Washington, D.C.

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions. In addition, Mr. Berg has served on our Board for over 20 years. Age: 66.

January 30, 1998

Jessie Ronnie (“JR”) Chase (1)(2)(3)(6)

Owner of Park Avenue Investments, a real estate investment firm since 2000. From 1993 – 2003, Mr. Chase provided investor and management expertise to InnSuites Hotels, a subsidiary of the Trust.

With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, Mr. Chase brings to our Board wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 68.

December 22, 2015

Name	Principal Occupations During Past Five Years, Age as of June 9, 2019 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2020

Steven S. Robson(1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 63.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more nearly 20 years.

June 16, 1998

Trustees Whose Terms Expire in 2019

Leslie (Les) T. Kutasi(1)(2)(3)(4)

Founder and President of Trend-Tex International, a multi-line textile sales and marketing company, since 2000. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996. Mr. Kutasi has been a member of Young Presidents Organization Inc. (Arizona) since 2006. Age: 68.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust until February 1, 2012. Manager and primary owner (together with his affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 73.

Mr. Wirth has significant real estate and hotel industry experience and extensive experience with the Trust. He holds an MBA from Carnegie Mellon University, Tepper School of Business. Mr. Wirth has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for more than 20 years.

January 30, 1998

1 Member of the Audit Committee.

2 Member of the Compensation Committee.

3 Member of the Governance and Nominating Committee.

4 Chair of the Audit Committee.

5 Chair of the Compensation Committee.

6 Chair of the Governance and Nominating Committee.

Other Executive Officers

Craig Miller

Director of Finance, Controller and Principal Accounting Officer of the Trust since January 9, 2019. Previously Mr. Miller was Director of Finance and Controller, and serves as (interim) Chief Financial Officer of the Trust from June 14, 2018 to July 23, 2018.

For more than five years prior to joining the Trust in May 2018, Mr. Miller was Managing Member of Southwest CFO Services LLC, providing interim and fractional CFO services, as well as financial and operational consulting, to a variety of businesses. He has over 30 years of experience in finance, accounting, enterprise resources planning and tax.

Mr. Miller holds a bachelor’s degree in commerce from Santa Clara University, and Masters’ degrees in Business Administration and Accounting and Financial Management from Keller Graduate School of Management. He has served as a mentor to Arizona State University’s Entrepreneurship and innovation programs since 2011. Age: 65.

We request that all of our Trustees attend our Annual Meetings of Shareholders. All Trustees were present at the 2019 Annual Meeting of Shareholders. Attendance was high, with a maximum of one trustee missing for each of the meetings held by the Board of Trustees and the Committees during fiscal year 2019. In addition, the independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management.

Trustee Nominations and Qualifications

The Governance and Nominating Committee expects to identify nominees to serve as our Trustees primarily by accepting and considering the suggestions and nominee recommendations made by members of the Board of Trustees and our management and shareholders. Nominees for Trustees are evaluated based on their character, judgment, independence, financial or business acumen, diversity of experience, ability to represent and act on behalf of all of our shareholders, and the needs of the Board of Trustees. In accordance with its charter, the Governance and Nominating Committee discusses diversity of experience as one of many factors in identifying nominees for Trustee, but does not have a policy of assessing diversity with respect to any particular qualities or attributes. All of the current Trustees are men, due to the departure of two women during fiscal 2019. The Governance and Nominating Committee has not identified any specific attributes that the Committee would desire to diversify on the Board. In general, before evaluating any nominee, the Governance and Nominating Committee first determines the need for additional Trustees to fill vacancies or expand the size of the Board of Trustees and the likelihood that a nominee can satisfy the evaluation criteria. The Governance and Nominating Committee would expect to re-nominate incumbent Trustees who have served well on the Board of Trustees and express an interest in continuing to serve. Our Board of Trustees is satisfied that the backgrounds and qualifications of our Trustees, considered as a group, provide a mix of experience, knowledge and abilities that allows our Board to fulfill its responsibilities.

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

Date of 2019 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2019 Annual Meeting will be held in late July 2019. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2019 Annual Meeting will be on or before June 10, 2019, which we believe is a reasonable deadline for submission before we begin the printing and mailing of our proxy materials for the 2019 Annual Meeting. A shareholder who wishes to present a proposal at the 2019 Annual Meeting, but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before June 1, 2019. When the date for the 2019 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four (4) times during fiscal year 2019.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the fiscal years ended January 31, 2019 and 2018 with the management of the Trust. In addition, the Audit Committee has discussed with Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall & Company”), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from Hall & Company required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with Hall & Company its independence from the Trust, including the compatibility of any non-audit services with Hall & Company’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the fiscal year ended January 31, 2019.

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

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the fiscal year ended January 31, 2019, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during fiscal year 2019. Our executive officers are James F. Wirth, Chairman of the Board, President and Chief Executive Officer, Marc E. Berg, Vice Chairman, Executive Vice President, Secretary, and Treasurer, and Craig Miller, Chief Accounting Officer (referred to below as our “executive officers”).

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

Compensation for our executive officers has two main monetary components, salary and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for fiscal year 2019, the bonus component consisted of cash bonuses that were intended to incentivize performance, as described below.

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

Base Salary

We pay base salaries to our executive officers in order to provide a level of assured compensation reflecting an estimate of the value in the employment market of the executive officer’s skills, the demands of his or her position and the relative size of the Trust. In establishing base salaries for our executive officers, the Compensation Committee considers our overall performance and the performance of each individual executive officer, as well as market forces and other general factors believed to be relevant, including time between salary increases, promotion, expansion of responsibilities, advancement potential, and the execution of special or difficult projects. Additionally, the Compensation Committee takes into account the relative salaries of the executive officers and determines what it believes are appropriate compensation level distinctions between and among the executive officers, including between the Chief Executive Officer and the Chief Financial Officer and among the other executive officers. Although the Compensation Committee considers our financial performance, there is no specific relationship between achieving, or failing to achieve, budgeted estimates, the performance of our Shares or our financial performance and the annual salaries determined by the Compensation Committee for any of our executive officers. No specific weight is attributed to any of the factors considered by the Compensation Committee; the Compensation Committee considers all factors and makes a subjective determination based upon the experience of its members and the recommendations of our management.

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for fiscal years 2019 and 2018, Mr. Wirth’s annual base salary remained set at $153,000. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary.

Cash and Equity Bonuses

Fiscal 2019  Bonuses

Fiscal 2019– Full Year Cash and Equity Bonus Program

On January 29, 2018, the Compensation Committee also adopted an incentive bonus program for the Executives for the full fiscal year ended January 31, 2019 (the “2019 Fiscal Year Bonus Program”). Under the 2019 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust, up to the maximum amounts set forth below, upon the achievement by the Executive of performance-based on objectives which was based on exceeding budgeted revenues and net income in both the hotel operations and technology division.

Executive	Cash	Equity
Pamela J. Barnhill	$25,000	None
Marc E. Berg	$5,000	None
Adam B. Remis	$8,000	None

The bonuses discussed above are discretionary.

The amounts paid in the fiscal year ending January 31, 2019 are shown below.

Executive	Cash
Pamela J. Barnhill	$-0-
Marc E. Berg	$2,000
Adam B. Remis	$4,000

Fiscal 2019 – IBC Bonuses

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

Fiscal 2019 - Performance-Based Cash Bonuses

Our executive officers are eligible to receive cash bonuses under the General Manager Bonus Plan equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general managers receive a bonus based on the achievement of budgeted gross operating profit (total revenues less operating expenses) (“GOP”) at their hotel on a quarterly and annual basis. Under the plan, if the hotel’s actual quarterly and annual GOP exceeds the budgeted GOP, each general manager is eligible for a potential maximum annual bonus of $20,000, consisting of a potential maximum quarterly bonus of $2,000 per quarter and a potential maximum year-end bonus of $11,000, a risk management bonus of $1,000 and a discretionary excellent property score inspection bonus from Best Western of $1,000.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

In fiscal year 2019, each of our executive officers received an annual cash bonus equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general manager aggregate cash bonuses for fiscal year 2019 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter – Fiscal Year 2019	$3,800
Second Quarter – Fiscal Year2019	$8,000
Third Quarter – Fiscal Year 2019	$6,000
Fourth Quarter – Fiscal Year 2019	$1,250
Year End – Fiscal Year 2018	$16,250

Accordingly, each of our executive officers received a cash bonus of $5,108 for fiscal year 2019.

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

Fiscal Year 2019 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our fiscal years ended January 31, 2019 and 2018:

Name and	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation (5)	All Other Compensation	Total
Principal Position(1)	Year	($)	($) (4) (5)	($) (6)	($) (1) (2) (3)	($)

James F. Wirth,	2018	124,165		5,435		129,600
Chief Executive Officer	2019	154,178		5,745	500	160,423

Adam B. Remis,	2018	147,500	33,320	5,720	500	187,040
Chief Financial Officer (former)	2019	85,681	4,000	2,875	500	93,056

V. George Moore	2018	-				-
Chief Financial Officer (former)	2019	48,462		1,700	500	50,662

Craig S. Miller	2018	-				-
Controller & Principal Accounting Officer	2019	69,389		1,150	800	71,339

Marc E. Berg,	2018	82,437	10,620	5,435	1,200	99,692
Executive Vice President	2019	65,073	23,500	5,745	7,200	101,518

Pamela J. Barnhill,	2018	150,000	5,080	5,720	9,131	169,931
President & COO ( former)	2019	70,526	2,875	570	500	74,471

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) Ms. Barnhill and Mr. Wirth were the account name holder for the Trust’s corporate purchase cards as described in the “Certain Transactions – Guarantees” section below. The corporate purchase cards provide American Express Membership Rewards to Ms. Barnhill and Mr. Wirth. The use of these corporate purchase cards was discontinued for the fiscal year ended January 31, 2019. For the fiscal year ended January 31, 2018 Ms. Barnhill received 703,909 American Express Membership Rewards, with an estimated value of $7,039 which amounts are included in all other compensation. No amounts are included for the fiscal year ended January 31, 2019.

(3) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Mr. Berg and Mr. Miller receive a monthly travel expense reimbursement of $100. Mr. Remis, Mr. Moore and Ms. Barnhill received a monthly travel expense reimbursement of $100 for the months they were employed. For the fiscal year ending January 31, 2019 Mr. Berg, Mr. Miller, Mr. Remis, Mr. Moore and Ms Barnhill received $1,200, $800, $500, $500, and $500, respectively. For the fiscal year ending January 31, 2018 Ms. Barnhill and Mr. Berg, received $1,200 in expense reimbursement and Mr. Remis received $500.

(4) For the fiscal year ending January 31, 2019 Mr. Berg received a discretionary bonus approved by the Compensation Committee team of $30,000, related to his efforts resulting in the sale of the Yuma property, of which $21,000 was paid, and $9,000 was accrued during the fiscal year ended January 31, 2019. The balance of $9,000 was will be paid during the fiscal year ending January 31, 2020.

(5) During fiscal year ending January 31, 2018, Mr. Wirth, Mr. Berg, Ms. Barnhill, and Mr. Remis received discretionary executive bonuses of $2,875, $5,375 $2,875 and $6,875, respectively.

(6) During fiscal year ending January 31, 2019 Mr. Wirth, Mr. Berg, Mr. Miller, Mr. Moore and Ms. Barnhill received Non-Equity Incentive Plan Compensation consisting of Fiscal 2019 – Performance Based Cash Bonuses of $2,780, $2,870, $1,150, $1,700 and $570, respectively. During fiscal year ending January 31, 2018 Mr. Wirth, Mr. Berg, Ms. Barnhill and Mr. Remis received Non-Equity Incentive Plan Compensation consisting of Fiscal 2018 – Performance Based Cash Bonuses of $5,435 each.

During fiscal year 2019 and 2018, we did not grant any stock options or any other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2018 and 2019. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants during fiscal year 2018 and additional information about our stock option plan, see Note 24 to our Consolidated Financial Statements - “Stock Options.”

Additionally, refer Note 23 of our Consolidated Financial Statements - Share Based Payments, and the section on Fiscal Year 2019 Trustee Compensation, contained in Item11, for information on shares issued to our independent trustees from shareholder equity.

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

Fiscal Year 2019 Trustee Compensation

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our fiscal year 2019. As of January 31, 2019, Messrs. Kutasi, Chase and Robson did not hold any unvested Shares. As compensation for our fiscal year 2019, on February 01, 2019, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $10,140 (per grant) to each of Messrs. Kutasi, Chase and Robson.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

The table below shows individual compensation information for our non-employee Trustees for our fiscal year ended January 31, 2019. Compensation information for Messrs. Wirth and Berg and Ms. Barnhill, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Leslie T. Kutasi	$0	$10,800	$10,800
Steven S. Robson	$0	$10,800	$10,800
JR Chase	$0	$10,800	$10,800

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended January 31, 2019 and 2018. The Stock Awards were based on a stock price of $1.80 which was the closing price of the Trust’s Shares of Beneficial Interest as of Februaru 1, 2018. The Board of Trustees met on February 1, 2018 and approved the payment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 9,360,292 Shares of Beneficial Interest issued and outstanding as of June 4, 2019. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Beneficial Ownership of Trustees, and Executive Officers

Trustees and Executive Officers	Shares Beneficially Owned (1)	Percentage of Outstanding Shares
James F. Wirth (2)	5,876,683	61.27%
Pamela J. Barnhill (3)	29,098	*
Marc E. Berg	42,750	*
Craig S. Miller	-	*
JR Chase	24,657	*
Leslie T. Kutasi	42,000	*
Steven S. Robson	127,200	1.33%
Trustees and Executive Officers as a group (eight persons)	6,142,388	64.04%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 1, 2018. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.
(2)

All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for1,530,341 Shares that are voted separately by Mr. Wirth and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000 of these Shares as security.

Mr. Wirth, his spouse and children own directly and indirectly all 2,974,038 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees. Mr. Wirth’s business address is 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020.

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

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and one hotel owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the one hotel owned by Mr. Wirth are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership. In fiscal years 2019 and 2018, InnSuites Hotels received aggregate fees of approximately $178,000 and $166,000, respectively, for management of the one hotel owned by affiliates of Mr. Wirth. The Trust charges management fees to related parties.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and the additional hotel owned by affiliates of Mr. Wirth through the Trust’s wholly-owned subsidiary, InnSuites Hotels, at no additional charge.

Restructuring Agreements

For information about the restructuring agreements for Albuquerque Suite Hospitality, Tucson Hospitality Properties and Yuma Hospitality Properties, see Notes 3, and 4 of our Consolidated Financial Statements.

Financing Arrangements and Guarantees

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June30, 2019. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being $630,000 during the fiscal year ended January 31, 2018. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the fiscal year ended January 31, 2019 was $0 of expense and approximately $102,000 of revenue, and for the fiscal year ended January 31, 2018 was $4,768 of expense and $16,353 of revenue.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $632,027 and $810,799, at January 31, 2019 and 2018, respectively, all of which is considered a current receivable.

On June 20, 2016, the Trust and the Partnership together entered into an unsecured loan of $80,000 with Guy C. Hayden III (“Hayden Loan”). The Hayden loan is due on June 20, 2019 or on demand, whichever occurs first. The Hayden loan accrues interest at 7% and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all of part of these notes without any repayment penalties. On March 1, 2017, the Trust and the Partnership together added an additional $36,960 to the Hayden Loan. On May 30, 2017, the Trust and the Partnership together added an additional $63,040 to the Hayden Loan. On July 18, 2017 the Trust and Partnership together added an additional $90,000 to the Hayden Loan. The total principal amount of the Hayden Loan is $270,000 as of January 31, 2019.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with varying principal amounts ranging from $25,000 to $100,000 with H. W. Hayes Trust (“Hayes Loans”). The Trust and the Partnership together also entered into two unsecured on-demand $25,000 loans for a total of $50,000 with Lita M. Sweitzer (“Sweitzer Loans”). On March 20, 2017, the Trust and Partnership added an additional $50,000 to the Sweitzer Loans. The total principal amount of the Hayes Loans and the Sweitzer Loans is $525,000 as of January 31, 2019. The Hayes Loans and the Sweitzer Loans are due on June 20, 2019 or on demand, whichever occurs first. The Hayes Loans requires from a 0-120 day notification of the demand to repay the loans prior to June 20, 2019. Both the Hayes Loans and the Sweitzer Loans accrue interest at 7.0% per year on the unpaid balance and interest only payments shall be made monthly and are due on the first of the following month. The Trust and Partnership may pay all or part of these notes without any repayment penalties.

Other Related Party Transactions

As of January 31, 2018 and 2019, the Trust paid Berg Investment Advisors $6,000 and $0, respectively, for additional consultative services including successfully negotiating refinances of our properties or sale of hotel properties which were rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

Besides James Wirth, the Trust also employs one other immediate family member of Mr. Wirth, who provides technology support services to the Trust. He received a $47,500 salary in fiscal 2018, and currently receives a yearly salary of $36,000.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the fiscal years ended January 31, 2019, and 2018, for professional services rendered by Hall & Company, Inc:

	2019	2018
Audit Fees (1)	$88,500	$80,000
Tax Fees	-	-
Other Fees	-	-
Total	$88,500	$80,000

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provide in connection with statutory and regulatory filings and engagements.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the fiscal years ended January 31, 2019 and 2018 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services. The Trust has decided to retain Hall & Company to perform the tax return preparation, for tax year 2019, for all entities within the Trust.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

Item 16. FORM 10-K SUMMARY

None.

Exhibit Number	Exhibit
2.1	Real Estate Purchase Agreement, effective July 1, 2015, by and between Tucson Saint Mary’s Suite Hospitality, LLC, as Seller, and Lee & J Hospitality, Inc., as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015).

2.2	Real Estate Purchase Agreement, dated November 3, 2015, by and between Ontario Hospitality Properties LLLP, as Seller, and Bong Choi and/or Assignee, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2015).

2.3	Asset Purchase Agreement, dated January 6, 2016, by and between Vacation Technologies International, Inc. d/b/a International Vacation Hotels, as Seller, and InnSuites Hospitality Trust and IBC Hotels, LLC, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2016).

3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

10.4*	Employment Offer Letter from InnSuites Hospitality Trust to Adam B. Remis, dated March 2, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 18, 2013).

10.5*	InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018).

10.6*	Form of Nonqualified Stock Option Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.7*	Form of Restricted Share Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.8	Revolving Bank Line of Credit/Promissory Note, dated November 23, 2010, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

Exhibit Number	Exhibit
10.9	Revolving Bank Line of Credit Business Loan Agreement, dated November 23, 2010, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, filed with the Securities and Exchange Commission on December 9, 2010).

10.10	Change in Terms Agreement, dated May 12, 2011, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011, filed with the Securities and Exchange Commission on June 3, 2011).

10.11	Change in Terms Agreement, dated May 25, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on May 30, 2012).

10.12	Change in Terms Agreement, dated June 22, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2012).

10.13	Addendum, dated August 27, 2012, to Business Loan Agreement, dated November 23, 2010, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, filed with the Securities and Exchange Commission on September 14, 2012).

10.14	Change in Terms Agreement, dated September 14, 2012, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and James F. Wirth, as Guarantor, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.15	Change in Terms Agreement, dated June 11, 2013, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, filed with the Securities and Exchange Commission on September 11, 2013).

10.16	Change in Terms Agreement, dated June 23, 2014, executed by InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2014).

10.17	Change in Terms Agreement, dated June 15, 2015, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2015).

Exhibit Number	Exhibit
10.18	Change in Terms Agreement and Disbursement Request and Authorization, dated July 7, 2015, by and between InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership, and RRF Limited Partnership, as Borrowers, and RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015).

10.19	Business Loan Agreement, dated August 24, 2012, by and between Yuma Hospitality Properties Limited Partnership, as Borrower, and 1st Bank Yuma, as Lender, guaranteed by InnSuites Hospitality Trust (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.20	Promissory Note, dated as of August 24, 2012, issued by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of 1st Bank Yuma, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, filed with the Securities and Exchange Commission on December 17, 2012).

10.21	Albuquerque Suite Hospitality LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.22	Addendum to Albuquerque Suite Hospitality LLC Amended Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the Securities and Exchange Commission on April 29, 2016).

10.23	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.24	Tucson Hospitality Properties LLLP Updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LLLP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.25	Amended and Restated Limited Partnership Agreement of Ontario Hospitality Properties, LLLP, dated January 31, 2011, by and among RRF-LP LLC I, as Limited Partner, RRF, Limited Partnership and Rare Earth Financial, LLC, as General Partners, and Ontario Hospitality Properties, LLLP, as the Partnership (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission on April 30, 2012).

Exhibit Number	Exhibit
10.26	Business Loan Agreement and Promissory Note, dated August 22, 2014, by and between Ontario Hospitality Properties, LLLP, as Borrower, and Arizona Bank & Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2014).

10.27	Agreement for Purchase and Sale and Escrow Instructions, dated October 15, 2014, by and between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr., acting in his capacity as Trustee of Trust B under the Hugh M. and SallyAnn Caldwell Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.28	Deed of Trust, dated November 18, 2014, by and among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.29	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.30	Yuma Hospitality Properties LLLP Restructuring Agreement, dated October 24, 2014, by and among Rare Earth Financial, LLC, InnSuites Hospitality Trust, Yuma Hospitality Properties Limited Partnership and James F. Wirth (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014, filed with the Securities and Exchange Commission on December 10, 2014).

10.31	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrowers, in favor of Guy C. Hayden, III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.32	Demand/Revolving Line of Credit/Promissory Note, dated December 1, 2014, executed by InnSuites Hospitality Trust and its affiliates, as Borrowers, in favor of Rare Earth Financial, LLC and its affiliates, as Lenders (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.33	Amended Tucson Saint Mary’s Hospitality LLC Restructuring Agreement, dated April 24, 2015 and amended May 30, 2015, by and among InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC and Tucson Saint Mary’s Suite Hospitality LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2015).

10.34	Securities Purchase Agreement, dated October 7, 2015, by and between InnSuites Hospitality Trust and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2015).

10.35	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015).

Exhibit Number	Exhibit
10.36	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Charles Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.37	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.38	Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Tempe/Phoenix Airport Resort, LLC, as Borrower, and Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Phoenix Northern Resort LLC, as Borrower (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.39	Security Agreement and Promissory Note, dated January 8, 2016, executed by Pamela Barnhill, as Trustee of InnSuites Hospitality Trust, and IBC Hotels, LLC, as Borrowers, in favor of Laurence Holdings Limited, as Lender and Secured Party (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2016).

10.40	Securities Purchase Agreement, dated January 28, 2016, by and between InnSuites Hospitality Trust and Guy Hayden, III and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2016).

10.41	Business Loan and Promissory Note, dated May 3, 2016, executed by InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2016).

10.42	Business Loan and Security Agreement, dated September 20, 2016, executed by Albuquerque Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2016).

10.43	Business Loan and Security Agreement, dated October 17, 2016, executed by Yuma Hospitality Properties Limited Partnership, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2016).

10.44	Eight Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of H. W. Hayes Trust, as Lender, and two Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of Lita M. Sweitzer, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016).

10.45	Business Loan and Security Agreement, dated December 19, 2016, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2016).

Exhibit Number	Exhibit
10.46	IBC Bonus Agreement, dated February 15, 2017, by and between InnSuites Hospitality Trust, Pamela Barnhill, Adam Remis and Marc Berg (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2017).

10.47	Amended Yuma Hospitality Properties LLLP Restructuring Agreement, dated February 15, 2017, by and among Rare Earth Financial LLC, InnSuites Hospitality Trust and Yuma Hospitality Properties Limited Partnership (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2017).

10.48	Securities Purchase Agreement, dated February 28, 2017, by and between InnSuites Hospitality Trust and Charles Strickland and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017).

10.49	Securities Purchase Agreement, dated May 4, 2017, by and among InnSuites Hospitality Trust, Rare Earth Financial, LLC and Charles E. Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017).

10.50	Purchase and Sale Agreement, effective May 9, 2017, by and between Minkum Investment Group, LLC or Assignee, as Seller, and Ontario Hospitality Properties, LLLP, as Buyer (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017).

10.51	Change in Terms Agreement, dated May 11, 2017, executive by Ontario Hospitality Properties, LLLP as Borrower, in favor of Arizona Bank & Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on May 15, 2017).

10.52	Promissory Note, dated May 9, 2017, executed by Yuma Hospitality Properties, LLLP as Borrower, in favor of 1st Bank of Yuma, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2017).

10.53	Albuquerque Suite Hospitality Restructuring Agreement – Second Addendum, dated June 19, 2017, executed by InnSuites Hospitality Trust, as Majority Owner, and Rare Earth Financial, LLC, Administrative Member (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.54	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Tempe/Phoenix Airport Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.55	Demand / Revolving Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Rare Earth Financial, LLC. as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.56	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Phoenix Northern Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.57	Business Loan Agreement, dated June 29, 2017, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of KS State Bank, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2017).

Exhibit Number	Exhibit
10.58	Securities Purchase Agreement, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Assignment of Partnership Interest Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2017).

10.59	Three Promissory Note Agreements, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Five Promissory Note Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2017).

10.60	Revolving Line of Credit – Promissory Demand Note, dated July 18, 2017, by and between InnSuites Hospitality Trust and RRF Limited Partnership and Chinita Hayden, as Lender, and Promissory Demand Note – Amendment # 1, dated July 18, 2017, between RRF Limited Partnership and Guy Hayden, III, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017).

10.61	Promissory Note, dated August 24, 2017, executed by InnSuites Hospitality Trust, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017).

10.62	Business Loan Agreement, dated October 31, 2017, by and between Yuma Hospitality Properties LLLP, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.63	Business Loan Agreement, dated October 31, 2017, by and between Tucson Hospitality Properties LLLP, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.64	Business Loan Agreement, dated October 31, 2017, by and between Albuquerque Suite Hospitality LLC, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.65	Purchase and Sale Agreement by and between 102037739 LTD and InnSuites Hotels, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

10.66	Purchase and Sale Agreement, effective July 31, 2018, executed by Palm Springs Inn, LLC or Assignee, as Buyer, and Yuma Hospitality Properties, LLLP as Seller (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2018).

Exhibit Number	Exhibit
21	Subsidiaries of the Registrant.

23	Consent of Hall & Company Certified Public Accountants & Consultants, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Accounting Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: June 19, 2019	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: June 19, 2019	By:	/s/ Craig Miller
Craig Miller, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: June 19, 2019	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: June 19, 2019	By:	/s/ Craig Miller
Craig Miller, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

Dated: June 19, 2019	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: June 19, 2019	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: June 19, 2019	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: June 19, 2019	By:	/s/ JR Chase
JR Chase, Trustee

