Form 10-Q
period 2019-04-30
INNSUITES HOSPITALITY TRUST
filed 2019-07-25
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of April 30, 2019, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $5,715,397

Number of outstanding Shares of Beneficial Interest, without par value, as of July 24, 2019 9,330,057

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2019	JANUARY 31, 2019
	(Unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$760,262	$749,075
Short-Term Investments – Available For Sale Securities	1,907,016	1,896,556
Accounts Receivable, including approximately $68,000 and $79,000 from related parties and net of Allowance for Doubtful Accounts of approximately $3,000 as of April 30, 2019 and January 31, 2019, respectively	272,908	236,942
Advances to Affiliates - Related Party	986,361	986,361
Notes Receivable - Related Party	632,027	632,027
Current Portion of Note Receivable	229,167	229,167
Prepaid Expenses and Other Current Assets	61,976	95,553
Current Assets of Discontinued Operations	-	320,447
Total Current Assets	4,849,717	5,146,128
Property, Plant and Equipment, net	9,455,264	9,532,793
Note Receivable	2,520,833	2,520,833
Right-of-use assets, net	2,791,249	-
TOTAL ASSETS	$19,617,063	$17,199,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,838,425	$1,092,000
Current Portion of Notes Payable - Related Party	289,307	317,738
Current Portion of Mortgage Notes Payable, net of Discount	115,847	115,106
Current Portion of Notes Payable to Banks, net of Discount	-	9,300
Current Portion of Other Notes Payable	1,224,077	1,229,069
Current Portion of Operating Lease Liabilities	98,117	-
Current Liabilities of Discontinued Operations	-	546,803
Total Current Liabilities	3,565,773	3,310,016
Notes Payable - Related Party	116,262	166,677
Mortgage Notes Payable, net of Discount	4,677,921	4,709,586
Other Notes Payable	210,632	264,960
Operating lease liabilities, net of current portion	2,757,466	-
TOTAL LIABILITIES	11,328,054	8,451,239

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,608,215 and 18,590,215 shares issued and 9,345,560 and 9,360,292 shares outstanding at April 30, 2019 and January 31, 2019, respectively	23,417,505	23,738,260
Treasury Stock, 9,262,655 and 9,229,923 shares held at cost at April 30, 2019 and January 31, 2019, respectively	(13,575,929)	(13,517,833)
TOTAL TRUST SHAREHOLDERS’ EQUITY	9,841,576	10,220,427
NON-CONTROLLING INTEREST	(1,552,567)	(1,471,912)
TOTAL EQUITY	8,289,009	8,748,515
TOTAL LIABILITIES AND EQUITY	$19,617,063	$17,199,754

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2019	2018
REVENUE
Room	$1,995,329	$1,771,367
Food and Beverage	17,860	9,857
Management and Trademark Fees	63,512	66,929
Other	16,317	15,687
TOTAL REVENUE	2,093,018	1,863,840

OPERATING EXPENSES
Room	541,009	485,806
Food and Beverage	24,001	19,373
Telecommunications	-	3,188
General and Administrative	837,673	494,241
Sales and Marketing	127,979	144,903
Repairs and Maintenance	99,803	106,026
Hospitality	139,700	106,645
Utilities	92,121	88,593
Depreciation	241,755	205,164
Real Estate and Personal Property Taxes, Insurance and Ground Rent	134,686	97,848
Other	4,033	2,475
TOTAL OPERATING EXPENSES	2,242,760	1,754,262
OPERATING (LOSS) INCOME	(149,742)	109,578
Interest Income	844	3,632
Interest Income on Advances to Affiliates – Related Party	1,970	-
TOTAL OTHER INCOME	2,814	3,632
Interest on Mortgage Notes Payable	54,556	58,382
Interest on Notes Payable to Banks	-	11,959
Interest on Other Notes Payable	68,346	23,602
TOTAL INTEREST EXPENSE	122,902	93,943
CONSOLIDATED NET (LOSS) INCOME BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(269,830)	19,267
Income Tax Provision	-	-
CONSOLIDATED NET (LOSS) INCOME FROM CONTINUING OPERATIONS	$(269,830)	$19,267
Discontinued Operations, Net of Non-Controlling Interest	$-	$(309,228)
CONSOLIDATED NET LOSS	$(269,830)	$(289,961)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$59,024	$362,054
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(328,854)	$(652,015)
NET (LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS – BASIC	$(0.03)	$-
NET (LOSS) INCOME PER SHARE FROM CONTINUING OPERATIONS –DILUTED	$(0.02)	$-
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS – BASIC	$-	$(0.03)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS – DILUTED	$-	$(0.02)
NET LOSS PER SHARE TOTAL - BASIC	$(0.03)	$(0.03)
NET LOSS PER SHARE TOTAL - DILUTED	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	9,362,857	9,612,139
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	12,668,076	13,085,223

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2018

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2018	9,775,669	$22,333,905	8,796,546	$(12,662,996)	$9,670,909	$(1,551,940)	$8,118,969
Net Loss	-	(652,015)	-	-	(652,015)	362,054	(289,961)
Purchase of Treasury Stock	(149,603)	-	149,603	(287,868)	(287,868)	-	(287,868)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	102,824	102,824
Distribution to Non-Controlling Interests	-	-	-	-	-	(257,245)	(257,245)
Reallocation of Non-Controlling Interests and Other	-	124,903	-	-	124,903	(124,903)	-
Balance, April 30, 2018	9,644,066	$21,814,893	8,946,149	$(12,950,864)	$8,864,029	$(1,469,210)	$7,394,819

FOR THE THREE MONTHS ENDED APRIL 30, 2019

	Total Equity
	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling
	Shares	Amount	Shares	Amount	Equity	Interest	Amount
Balance, January 31, 2019	9,360,292	$23,738,260	9,229,923	$(13,517,833)	$10,220,427	$(1,471,912)	$8,748,515
Net Loss	-	(328,854)	-	-	(328,854)	59,024	(269,830)
Purchase of Treasury Stock	(32,732)	-	32,732	(58,096)	(58,096)	-	(58,096)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	-	-
Distribution to Non-Controlling Interests	-	-	-	-	-	(139,679)	(139,679)
Reallocation of Non-Controlling Interests and Other	-	-	-	-	-	-	-
Balance, April 30, 2019	9,345,560	$23,417,505	9,262,655	$(13,575,929)	$9,841,576	$(1,552,567)	$8,289,009

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income	$(269,830)	$(289,961)
Adjustments to Reconcile Consolidated Net Income to Net Cash Used In Operating Activities:
Operating Lease - Right of Use	34,174	-
Stock-Based Compensation	8,100	8,100
Recovery of Uncollectible Receivables	-	(1,208)
Depreciation	241,755	377,738 **
Amortization of Debt Discounts and Deferred Financing Fees	-	1,578
Changes in Assets and Liabilities:
Accounts Receivable	(35,966)	(87,831)
Prepaid Expenses and Other Assets	33,577	6,773
Accrued Interest Income	-	-
Accounts Payable and Accrued Expenses	520,069	146,379
NET CASH PROVIDED BY OPERATING ACTIVITIES	531,879	161,568

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(134,066)	(143,704)
Purchase of Marketable Securities	(10,460)	(2,000,000)
Lendings on Advances to Affiliates - Related Party	-	(130,000)
Collections on Advances to Affiliates - Related Party	-	260,000
NET CASH USED IN INVESTING ACTIVITIES	(144,526)	(2,013,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(30,924)	(62,416)
Payments on Notes Payable to Banks, net of financing costs	(124,600)	(46,805)
Borrowings on Notes Payable to Banks, net of financing costs	115,300	-
Borrowings on Notes Payable - Related Party	51,154	(78,737)
Receipts on Notes Receivable - Related Party	(130,000)	-
Payments on Other Notes Payable	(59,320)	(34,834)
Borrowings on Other Notes Payable	-	297,698
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	-	102,824
Distributions to Non-Controlling Interest Holders	(139,679)	(257,245)
Repurchase of Treasury Stock	(58,096)	(287,868)
NET CASH USED IN FINANCING ACTIVITIES	(376,165)	(367,383)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,188	(2,219,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	749,075	4,776,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$760,263	$2,556,934 *

* Cash balances include cash held in discontinued operations for the three months ended April 30, 2018

** Depreciation includes depreciation expense in discontinued operations for the three months ended April 30, 2018

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2019 AND JANUARY 31, 2019

AND FOR THE THREE MONTHS ENDED APRIL 30, 2019 AND 2018

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2019, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded company with hotels IHT owns and hotels IHT manages. The Trust and its shareholders own interests directly in and through a partnership interest, two hotels with an aggregate of 267 suites in Arizona and New Mexico (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites as well as operating under the brand name “Best Western”.

Hotel Operations:

The Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico are moderate or limited service establishments. IHT’s owned properties are limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.94% and 74.80% interest in the Partnership as of April 30, 2019 and January 31, 2019 respectively. The Trust’s weighted average ownership for the three months ended ended April 30, 2019 and 2018 was 74.94% and 74.80%. As of April 30, 2019, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.53% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., a subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

The Trust classified these assets in operations. These assets have been marketed for sale. At this time, the Trust is unable to predict when, and if, any of these will be sold. The Trust has listed the Tucson Hotel with a local real estate hotel broker and although the Albuquerque Hotel is not currently listed, the Trust is willing to consider offers for the Hotel. Each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On October 24, 2018, the Yuma Hospitality Properties LLLP (the “Yuma entity”) was sold to an unrelated third party for $16,050,000 (see Note 18).

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	20.53%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	74.94%	-
InnSuites Hotels Inc.	100.00%	-

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On April 30, 2019 and January 31, 2019, 211,708 Class A Partnership units were issued and outstanding, representing 1.67% of the total Partnership units, respectively. Additionally, as of April 30, 2019 and January 31, 2019, 2,974,038 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on April 30, 2019 and January 31, 2019, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of April 30, 2019 and January 31, 2019, the Trust owns 9,527,448 general partner units in the Partnership, representing 74.94% and 74.94% of the total Partnership units, respectively.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is our share of the RRF quarterly distributions coming from the Tucson Hotel as well as cash flow, quarterly distributions from the Albuquerque, New Mexico property, repayments of intercompany loans for the Tucson and Albuquerque Hotels, and more recently, sales of certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona properties. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt as well as to generate funds from repayment of loans and sale of assets.

As of April 30, 2019, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $632,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2019. As of July 19, 2019, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $632,000.

As of April 30, 2019, the Trust had an Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through December 31, 2019. As of April 30, 2019, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $986,000. As of July 19, 2019, the amount receivable from the Advance to Affiliate credit facility was approximately $986,000.

As of April 30, 2019, the Trust had a Revolving line of Credit of $150,000 with the Republic Bank of Arizona. The line had a zero balance as of April 30, 2019,

With approximately $2,667,000 of cash and short term investments, as of April 30, 2019, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the combined $1,000,000 Advance to Affiliate credit facilities, and the Revolving Line of Credit with Republic Bank, the Trust believes that it will have enough cash on hand to meet all of the financial obligations as they become due for at least the next year. In addition, management is analyzing other strategic options available to the Trust, including the sale of one or both hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful selling properties, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 21 the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership, and the Trust owns all of the issued and outstanding classes of shares of InnSuites Hotels Inc. Therefore, the financial statements of the Partnership and InnSuites Hotels Inc. are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Albuquerque Suite Hospitality, LLC and Yuma Hospitality Properties LLLP have been determined to be variable interest entities with the Partnership as the primary beneficiary (see Note 4 – “Variable Interest Entity”). Therefore, the financial statements of Albuquerque Suite Hospitality, LLC and Yuma Hospitality Properties, LLP, prior to its sale on October 24, 2018, are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Arizona hotel experiences the highest occupancy in the first fiscal quarter (the winter season) and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at this Arizona hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, data breach, regional economic downturn or poor weather should occur at either of its two hotels, the adverse impact to the Trust’s revenues and profit could be significant.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, and annual and interim periods thereafter, with early adoption permitted. A modified retrospective transition approach is an option for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which adds an optional transition method allowing entities to apply the new lease accounting rules through a cumulative-effect adjustment to the opening balance of retained earnings in the initial year of adoption.

The Company adopted ASU No. 2016-02 as of February 1, 2019, using the transition method per ASU No. 2018-11 issued in July 2018 wherein entities were allowed to initially apply the new leases standard at adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to February 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented.

The Company elected the package of practical expedients permitted under the new standard which, among other things, allowed the Company to not reassess the lease classification, the lease identification and the initial direct costs for any existing leases. Further, as permitted by the standard, the Company made an accounting policy election not to record ROU assets or lease liabilities for leases with a term of 12 months or less. Instead, consistent with legacy accounting guidance, the Company will recognize payments for such leases in the consolidated statement of operations on a straight-line basis over the lease term. With adoption on February 1, 2019, this standard resulted in the recognition of additional assets of $2,821,410 and liabilities of $2,913,568 upon adoption on its accompanying condensed consolidated balance sheet. The new standard did not have a material impact on the Company’s results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how the entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual or interim periods beginning after December 15, 2019. The Trust is still in the process of completing the analysis on the impact this guidance will have on the consolidated financial statements and related disclosures, and the Trust does not expect the impact to be material.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU will become effective for us beginning February 1, 2019, and early adoption is permitted. The Trust has adopted this ASU which did not have a material effect on the consolidated financial statements.

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

For tax purposes the Trust takes advantage of accelerated depreciation methods (MACRS) for new capital additions and improvements to its Hotels.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management impaired these assets during the fiscal year 2018, and has determined that no further impairment is required of long-lived assets for the fiscal period ended April 30, 2019.

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

Each room night consumed by a guest with a cancellable reservation represents a contract whereby the Company has a performance obligation to provide the room night at an agreed upon price. For cancellable reservations, the Company recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For room nights consumed by a guest with a non-cancellable reservation, the entire reservation period represents the contract term whereby the Company has a performance obligation to provide the room night or nights at an agreed upon price. For non-cancellable reservations, the Company recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For these reservations, the room rate is typically fixed over the reservation period. The Company uses an output method based on performance completed to date (i.e., room nights consumed) to determine the amount of revenue it recognizes on a daily basis if the length of a non-cancellable reservation exceeds one night since consumption of room nights indicates when services are transferred to the guest. In certain instances, variable consideration may exist with respect to the transaction price, such as discounts, coupons and price concessions made upon guest checkout.

In evaluating its performance obligation, the Company bundles the obligation to provide the guest the room itself with other obligations (such as free WiFi, grab and go breakfast, access to on-site laundry facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Company’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Company has no performance obligations once a guest’s stay is complete.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the three months ended April 30, 2019 and the fiscal year ended January 31, 2019.

Period Ended	Balance at the Beginning of Period	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Year

April 30, 2019	$(5,943)	$-	-	$-	$(5,943)
January 31, 2019	$(28,564)	$25,000		$(2,379)	$(5,943)

LEASE ACCOUNTING

The Trust determines, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. ROU assets represent the Trust’s right to use an underlying asset during the lease term and lease liabilities represent the Trust’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and exclude lease incentives. As most of the Trust’s operating leases do not provide an implicit rate, the Trust uses its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term (see Note 16).

STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 17 - “Share-Based Payments.” For the three months ended April 30, 2019 and 2018, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During the three months ended April 30, 2019, the Trust granted restricted stock awards of 18,000 Shares to 3 independent members of the Board of Trustees, of which 4,500 shares vested during that period resulting in stock-based compensation of $8,100. During three months ended April 30, 2018, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, of which 4,500 shares vested during that period resulting in stock-based compensation of $8,100. The remaining shares vested through the end of fiscal year ended January 31, 2019 on a monthly basis at a rate of approximately 500 shares for each outside Trustee or a total of 1,500 per month for 3 independent Trustees.

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

For the three months ended April 30, 2019 and 2018, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 and 3,473,085 in addition to the basic shares outstanding for the three months ended April 30, 2019 and 2018, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during the three months ended April 30, 2019 and 2018 and are included in the calculation of diluted earnings per share for those periods below.

	For the Three Months Ended
	April 30,
	2019	2018
Net Loss attributable to controlling interest	$(328,854)	$(652,015)
Plus: Net Income attributable to non-controlling interests	59,024	362,054
Net Loss	$(269,830)	$(289,961)

Weighted average common shares outstanding	9,362,857	9,612,139
Plus: Weighted average incremental shares resulting from unit conversion	3,185,746	3,473,085
Weighted average common shares outstanding after unit conversion	12,548,603	13,085,223

Diluted Loss Per Share	$(0.02)	$(0.02)

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing and discontinued operations totaled approximately $83,000 and $206,000 for the three months ended April 30, 2019 and 2018, respectively.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the three months ended April 30, 2019 and the year ended January 31, 2019.

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

3. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”), Tucson Hospitality Properties, LP (the “Tucson entity”), Ontario Hospitality Properties, LP (the “Ontario entity”), and Yuma Hospitality Properties, Limited Partnership (the “Yuma entity”), which sales are described in detail in our Annual Report on Form 10-K filed on June 19, 2019 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have first priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. As of February 1, 2017, the Trust no longer accrues for these distributions as the preference period generally has expired.

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

During the year ended January 31, 2019, there were 15 Class A units sold ($10,000/unit), of which 13.50 came from the Trust’s Class B units, and no C units of the Albuquerque entity sold. There were no units sold in the three months ended April 30, 2019. As of April 30, 2019 and January 31, 2019, the Trust held a 20.53% and 20.53 % ownership interest, or 123.50 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other third parties held a 79.30% interest, or 477 Class A units. The Trust no longer accrues for these distributions as the preference period has expired.

During the three months ended April 30, 2019, there were no Class A, B or C units of the Tucson entity sold. As of April 30, 2019 and January 31, 2019, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.61% interest, or 385 Class A units. The Trust no longer accrues for these distributions as the preference period has expired.

As of April 30, 2019, the Trust has sold its entire ownership interest in the Yuma entity which occurred in October 2018.

4. VARIABLE INTEREST ENTITIES

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

The Partnership has determined that the Albuquerque entity, and the Yuma entity, prior to its sale on October 24, 2018, were a variable interest entities with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

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

During the three months ended April 30, 2019 and the fiscal year ended January 31, 2019, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of April 30, 2019 and January 31, 2019, hotel properties consisted of the following:

	April 30, 2019	January 31, 2019
Land	$2,500,000	$2,500,000
Building and improvements	10,368,761	10,334,919
Furniture, fixtures and equipment	3,934,595	3,860,574
Total hotel properties	16,803,356	16,695,493
Less accumulated depreciation	(7,511,503)	(7,312,869)
Hotel Properties in Service, net	9,291,853	9,382,625
Construction in progress	64,585	43,657
Hotel properties, net	$9,356,438	$9,426,282

As of April 30, 2019 and January 31, 2019, corporate property, plant and equipment consisted of the following:

	April 30, 2019	January 31, 2019
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	534,879	534,879
Total property, plant and equipment	617,546	617,546
Less accumulated depreciation	(518,720)	(511,035)
Property, Plant and Equipment, net	$98,826	$106,511

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of April 30, 2019 and January 31, 2019, prepaid expenses and other current assets consisted of the following:

	April 30, 2019	January 31, 2019
Tax and Insurance Escrow	$21,616	$57,810
Deposits	3,000	3,000
Prepaid Insurance	5,000	5,000
Prepaid Workman’s Compensation	7,465	21,459
Miscellaneous Prepaid Expenses	24,895	8,284
Total Prepaid Expenses and Other Current Assets	$61,976	$95,553

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of April 30, 2019 and January 31, 2019, accounts payable and accrued expenses consisted of the following:

	April 30, 2019	January 31, 2019(i)
Accounts Payable	$226,306	$166,339
Accrued Salaries and Wages	229,395	251,773
Accrued Vacation	21,559	28,780
Income Tax Payable	630,330	631,130
Accrued Interest Payable	4,856	4,857
Advanced Customer Deposits	59,858	60,322
Accrued Property Taxes	90,236	79,516
Accrued Land Lease	161,856	161,856
Sales Tax Payable	251,607	114,753
Deferred Revenue	31,240	31,239
Accrued Other	131,142	108,238
Total Accounts Payable and Accrued Expenses	$1,838,425	$1,638,803

(i) Includes current liabilities of discontinued operations.

8. MORTGAGE NOTES PAYABLE

At April 30, 2019 and January 31, 2019, the Trust had mortgage notes payable outstanding with respect to each of the Hotels except the Albuquerque property. The mortgage notes payable has various repayment terms and have scheduled maturity dates ranging from August 2022 to June 2042. Weighted average annual interest rates on the mortgage notes payable as of April 30, 2019 and January 31, 2019 were 4.85%, respectively.

The Trust’s mortgage note payable, net of debt discounts, as of April 30, 2019 and January 31, 2019 were $4,793,768 and $4,824,692, respectively. The mortgage note payable is due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $7.6 million at April 30, 2019 and January 31, 2019.

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP funds for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of April 30, 2019 and January 31, 2019, the mortgage loan balance was approximately $4,794,000 and $4,825,000, respectively, net of a discount of approximately $5,000.

See Note 11 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

9. LINES OF CREDIT – RELATED PARTY

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on December 31, 2019, and renews annually for each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of April 30, 2019 and January 31, 2019, the Trust had an amount receivable of approximately $632,000, including accrued interest and $632,000, respectively. During the three months ended April 30, 2019 and 2018, the Trust accrued approximately $844 and $3,632, respectively, of interest income.

10. OTHER NOTES PAYABLE

As of April 30, 2019, the Trust had approximately $440,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 82,588 Class A Partnership units in privately negotiated transactions and the repurchase of 266,894 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through July 2020.

As of April 30, 2019, the Trust had a $100,000 note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan accrues interest at 7% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. As of July 1, 2019 IHT has verbal agreement to extend the note until June 30, 2021 at 4.5% interest only with similar terms (see Note 21).

On June 20, 2016, the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 IHT has verbal agreement to consolidate and extend the Hayden loans at 4.5% interest only, with similar terms to June 30, 2021 (see Note 21). The Trust and Partnership may call these with 90 day written notice. The total principal amount of the Hayden Loans was $270,000 as of April 30, 2019.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with H. W. Hayes Trust (“Hayes Loans”). On March 20, 2017, the Trust and Partnership added additional loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. The total principal amount of the Sweitzer Loans is $100,000 as of April 30, 2019. The Sweitzer Loans are due on June 20, 2019, but as of July 1, 2019 IHT has verbal agreement to extend the note until June 30, 2021 at 4.0% interest only, with similar terms. The Hayes loan will be paid in full at maturity on July 1, 2019. As of April 30, 2019, total balance of the above loans is $425,000.

See Note 11 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

11. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of April 30, 2019 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE RELATED PARTIES	OTHER NOTES PAYABLE	TOTAL

Remainder of 2020	86,000	268,000	1,177,000	1,531,000
2021	119,000	137,000	202,000	458,000
2022	127,000	-	56,000	183,000
2023	130,000	-	-	130,000
2024	135,000	-	-	135,000
Thereafter	4,197,000	-	-	4,197,000

	$4,794,000	$405,000	$1,435,000	$6,634,000

12. DESCRIPTION OF BENEFICIAL INTERESTS

Holders of the Trust’s Shares of Beneficial Interest are entitled to receive dividends when and if declared by the Board of Trustees of the Trust out of funds legally available. The holders of Shares of Beneficial Interest, upon any liquidation, dissolution or winding-down of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust. The Shares of Beneficial Interest possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of Shares of Beneficial Interest do not have cumulative voting rights in the election of Trustees and do not have preemptive rights.

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

For the three months ended April 30, 2019 and 2018, the Trust repurchased 32,732 and 149,603 Shares of Beneficial Interest at an average price of $1.77 and $1.92 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 411,776 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

13. RELATED PARTY TRANSACTIONS

As of April 30, 2019 and January 31, 2019, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 23.39% and 23.39% of the total outstanding Partnership units, respectively. As of April 30, 2019 and January 31, 2019, Mr. Wirth and his affiliates held 5,881,683 Shares of Beneficial Interest in the Trust, respectively, which represented 62.93% and 62.84% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of April 30, 2019 and January 31, 2019, the Trust owned 74.94% and 74.94% of the Partnership, respectively. As of April 30, 2019, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.53% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the two Hotels and the hotel owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the hotel owned by affiliates of Mr. Wirth are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. For the three months ended April 30, 2019, the Trust recognized approximately $65,312 of revenue.

Pamela Barnhill, former Vice Chairperson and President of the Trust, resigned in June 2018, and is the daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer. Ms. Barnhill had compensation of $0 and $40,945 for the three months ended April 30, 2019 and 2018, respectively. The Trust also employs another immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $36,000 annual salary.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party in the amount of $500,000 to Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 42% Tempe/Phoenix Airport Resort LLC. The note has a due date of December 31, 2019 and accrues interest of 7.0%. During the three months ended April 30, 2019 and 2018, the Trust received $1,970 and $0 of interest income, respectively, from Tempe/Phoenix Airport Resort LLC, respectively. As of April 30, 2019, the Advances from Affiliate – Related Party balance was $986,361 from Tempe/Phoenix Airport Resort LLC.

14. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $122,902 and $177,313 in cash for interest for the three months ended April 30, 2019 and 2018, respectively for continuing operations. The amounts paid related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $189,320 and $113,000, respectively, for the three months ended April 30, 2019 and 2018. No cash was paid for taxes for the three months ended April 30, 2019 and 2018.

15. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of April 30, 2019 and January 31, 2019, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $42,000 and $63,000 for the three months ended April 30, 2019 and 2018, respectively. These costs are included in room operating expenses in the Unaudited Condensed Consolidated Statements of Operations.

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

See Note 16 – Leases, for discussion on lease payment commitments.

16. LEASES

The Company has operating leases for its corporate offices in Phoenix, Arizona, land leased in Albuquerque, New Mexico, and cable equipment leased for its Tucson, Arizona property. The Company’s lease terms include options to extend or terminate the leases and the Company includes these options in the lease term when it is reasonably certain to exercise that option.

Operating Leases

On August 4, 2017, the InnSuites Hospitality Trust (“IHT” or “the Company” or “the Trust”) entered into a five-year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90 day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 - 5 of the lease term.

The Company’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The Company’s Tucson, Arizona hotel property leases satellite television equipment for all of its 159 rooms and common areas. The lease commenced in November 2018 and expires 5 years from the date of commencement.

The following table presents the Company’s lease costs for the three months ended April 30, 2019:

Three Months Ended
April 30, 2019
Lease Costs:
Operating lease cost*	$64,334

* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Three Months Ended
April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57,985

Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net	$2,791,249

The aggregate future lease payments for ROU assets as of April 30, 2019 are as follows:

For the Years Ending January 31,	ROU Assets
Remaining in 2020	$173,956
2021	231,941
2022	231,941
2023	208,829
2024	168,691
Thereafter	5,050,859
Total minimum lease payments	$6,066,217
Less: amount representing interest	3,210,634
Total present value of minimum payments	2,855,583
Less: current portion	$98,117
Long-term obligations	$2,757,466

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2019
Operating leases	34.81

Weighted average discount rate
Operating leases	4.76%

17. SHARE-BASED PAYMENTS

The Trust compensates its non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $8,100. These restricted 18,000 shares vest in equal monthly amounts during fiscal year 2020.

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

There were no options granted during the three months ended April 30, 2019, and no options were outstanding as of that period end. The Plan currently has 1,000,000 options available to grant. See Note 19 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of April 30, 2019, have been issued.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

18. DISCONTINUED OPERATIONS

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

Discontinued operations for the three months ended April 30, 2018 consist of the operations from the IBC Technology Segment (IBC Hotels LLC). On August 15, 2018 Innsuites Hospitality Trust (IHT) entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to an unrelated third party buyer (Buyer). The buyer hired IHT’s former Chief Operating Officer, who is a family member of IHT’s CEO. The sale price was $3,000,000, to be paid to IHT as follows:

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
$2,750,000

Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

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

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2019	2018
REVENUE
Room	$-	$1,276,105
Food and Beverage	-	12,540
Reservation and Convention	-	311,242
Other	-	11,553
TOTAL REVENUE	-	1,611,440

OPERATING EXPENSES
Room	-	301,058
Food and Beverage	-	16,592
Telecommunications	-	8,229
General and Administrative	-	477,436
Sales and Marketing	-	319,948
Reservation Acquisition Costs	-	351,574
Repairs and Maintenance	-	59,481
Hospitality	-	63,993
Utilities	-	43,451
Depreciation	-	172,574
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	18,886
Other	-	4,076
TOTAL OPERATING EXPENSES	-	1,837,298
OPERATING LOSS	-	(225,858)
Interest on Mortgage Notes Payable	-	67,666
Interest on Notes Payable to Banks	-	3,148
Interest on Other Notes Payable	-	12,556
TOTAL INTEREST EXPENSE	-	83,370
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$-	$(309,228)

19. STOCK OPTIONS

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

20. INCOME TAXES

The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. However, the Trust has accrued approximately $200,000, respectively, for potential interest and/or penalties as of April 30, 2019 and January 31, 2019 related to these IRS and State tax jurisdiction notices.

21. SUBSEQUENT EVENTS

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

As part of the Trust’s business strategy, and as described in the Trust’s current Annual Report on Form 10-K, management is actively seeking a larger company that is not listed on the NYSE AMERICAN as a potential partner for a merger. The Trust has begun limited discussions with potential candidates.

On May 30, 2019, the Trust’s Board of Trustees set a date of July 24, 2019 for the Annual Shareholder meeting, to be held at 11:00 AM MST at the Trust’s corporate office: 1730 East Northern Ave, Suite 122, Phoenix, AZ 85020. Shareholders of record of the Trust on June 24, 2019 will be entitled to vote at the meeting.

On June 25, 2019, the Trust’s Board of Trustees approved the repurchase of up to 750,000 share or units in addition to previously authorized but unused of approximately 200,000 shares or units.

On July 8, 2019, the Trust paid off the note due to Hayes Trust of $425,000.

On July 1, 2019 the Trust has a verbal agreement to extend a $200,000 note with an individual lender, to June 30, 2021 at 4.5% interest only (see note 10). Formal documents are in the process of being executed.

On July 1, 2019 the Trust has a verbal agreement to extend the note(s) payable with Guy C. Hayden III (“Haydens Loans”), totaling $270,000, to June 30, 2021 at 4.5% interest only (see note 10). Formal documents are in the process of being executed.

On July 1, 2019 the Trust has a verbal agreement to extend the note(s) payable with Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000, to June 30, 2021 at 4% interest only (see note 10). Formal documents are in the process of being executed.

Subsequent to the three months ended April 30, 2019, the Trust repurchased 15,503  Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $25,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2019.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the ADA and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding IBC Hotels;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs may affect trade and travel

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At April 30, 2019, the Trust had two moderate full-service hotels in Tucson, Arizona and Albuquerque, New Mexico with 267 hotel suites, and managed a third hotel in Tempe, Arizona. Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At April 30, 2019, we owned, through our sole general partner’s interest in the Partnership, a direct 20.53% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned a 51.01% interest in the Tucson, Arizona. Hotel.

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

HOTEL OPERATIONS

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In the three months ended April 30, 2019, as compared with the comparable three months ended in 2018, occupancy increased 20.10% occupancy points to 94.91% from 74.81% in the prior fiscal year quarter end. ADR increased by $0.91 or 1.13% to $80.98 in the three months ended April 30, 2019 from $80.07 in the comparative period for 2018. The increased occupancy and ADR resulted in an increase in REVPAR of $16.79 or 27.95% to $76.86 in the three months ended April 30, 2019 from $60.07 in the three months ended April 30, 2018. The increased occupancy reflects an improved product and improved economy resulting in the increase in REVPAR. We anticipate in the current fiscal year 2020, with the completion of refurbishments in our Hotels, that further steady demand will exist.

The following table shows certain historical financial and other information for the periods indicated:

	For the Three Months Ended
	April 30,
	2019	2018
Occupancy	94.91%	74.81%
Average Daily Rate (ADR)	$80.98	$80.07
Revenue Per Available Room (REVPAR)	$76.86	$60.07

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 8 to our Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 13 to our Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2019 COMPARED TO THE THREE ENDED APRIL 30, 2018

A summary of total operating results of the Trust for the three months ended April 30, 2019 and 2018 is as follows:

	2019	2018	Change	% Change
Total Revenues from Continuing Operations	$2,093,018	$1,863,840	$229,178	12.30%
Operating Expenses from Continuing Operations	(2,242,760)	(1,754,262)	488,498	27.85%
Operating (Loss) Income from Continuing Operations	(149,742)	109,578	(259,320)	(236.65)%
Interest Income from Continuing Operations	2,814	3,632	(818)	(22.52)%
Interest Expense from Continuing Operations	(122,902)	(93,943)	28,959	30.83%
Income Tax Provision from Continuing Operations	-	-	-	-%
Consolidated Net (Loss) Income from Continuing Operations	(269,830)	19,267	(289,097)	(1500.47)%

As a result of the sale of IBC (see Note 18), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in three hotel properties with an aggregate of 267 suites in Arizona and New Mexico. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-Q reflects this change with IBC being reported as discontinued operation.

The Trust has its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

REVENUE – CONTINUING OPERATIONS:

For the three months ended April 30, 2019, we had total revenue of approximately $2.1 million compared to approximately $1.9 million for the three months ended April 30, 2018, an increase of approximately $0.2 million. In the prior fiscal years ended January 31, 2019, 2018 and 2017, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona properties which allowed us to increase rates with increased occupancy. For comparability purposes, the revenues do not include our Ontario, California and Yuma, Arizona properties which were sold June 2, 2017 and October 24, 2018, respectively, and our IBC Technology Division which was sold in August of 2018.

We realized a 12.6% increase in room revenues during the three months ended April 30, 2019 as room revenues were approximately $2.0 million for the three months ending April 30, 2019 as compared to approximately $1.8 million for the three months ending April 30, 2018. With additional hotel occupancy and change in our food and beverage offerings, our food and beverage revenue increased by 81.2% to approximately $18,000 for the three months ending April 30, 2019 as compared to approximately $10,000 during the three months ending April 30, 2018, an increase of approximately $8,000. During fiscal year 2019, we expect improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized an approximate 5% decrease in management and trademark fee revenues during the three months ended April 30, 2019 to approximately $64,000 as compared to approximately $67,000 during the three months ended April 30, 2018. Management and trademark fee revenues decreased during the three months ending April 30, 2019 as a result of the sale of the Yuma hotel. On May 1, 2017, the Trust increased the management fees charged from 3% to 5%. During the remainder of fiscal year 2020, we expect management and trademark fee revenues to grow and be comparable to fiscal year 2019 management and trademark fee revenues. We realized an approximate 4% increase in other revenues from the hotel properties during the three months ended April 30, 2019 to $16,317 as compared to $15,687 during the three months ended April 30, 2018.

EXPENSES – CONTINUING OPERATIONS:

Total expenses net of interest expense and income tax provision was approximately $2.2 million for the three months ended April 30, 2019 reflecting an increase of approximately $0.5 million compared to total expenses net of interest expense and income tax provision of approximately $1.8 million for the three months ended April 30, 2018. The increase was primarily due to an increase in operating expenses due to increased occupancy at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $541,000 for the three months ended April 30, 2019 compared to approximately $486,000 in the prior period for an increase of approximately $55,000, or 11% increase in costs. Room expenses increased as occupancy at the hotels increased, and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended April 30, 2019, food and beverage expenses increased approximately $4,600, or 24%, to approximately $24,000 for the three months ended April 30, 2019, compared to approximately $19,400 for the three months ended April 30, 2018. This increase is consistent with an increase to the food and beverage revenue.

Telecommunications expense, consisting of telephone and Internet costs, decreased 100% for the three months ended April 30, 2019 which were $0 as compared to the three months ended April 30, 2018 which were approximately $3,200.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $838,000 for the three months ended April 30, 2019, increased approximately $343,000 from approximately $494,000 for the three months ended April 30, 2018 primarily due to changes in corporate staff in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $17,000, or 12%, to approximately $128,000 for the three months ended April 30, 2019 from approximately $145,000 for the three months ended April 30, 2018. Management added additional sales and marketing resources at our properties to increase the marketing exposure in the local community leading to additional hotel room revenues.

Repairs and maintenance expense decreased by approximately $6,000, or 6%, from approximately $106,000 reported for the three months ended April 30, 2018 compared to approximately $100,000 for the three months ended April 30, 2019. We completed property improvements at our Tucson, Arizona property during the fiscal year ended January 31, 2019. We anticipate that this expense will decrease significantly during the remaining fiscal year ending January 31, 2020 with the completion of the improvements. Management also believes the improvements which complies with the increasing Best Western standards, leads to improved guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $33,000, or 31%, from $107,000 for the three months ended April 30, 2018 to approximately $140,000 for the three months ended April 30, 2019. The increase was primarily due to the additional occupancy at the hotel properties and the additional product mix provided during the Hotels’ complimentary breakfast and happy hour required by Best Western.

Utility expenses were essentially flat, increasing approximately $4,000 to approximately $92,000 reported for the three months ended April 30, 2019 compared with approximately $89,000 for the three months ended April 30, 2018.

Hotel property depreciation expenses increased by approximately $37,000 from approximately $205,000 reported for the three months ended April 30, 2018 compared to approximately $242,000 for the three months ended April 30, 2019. Increased depreciation resulted from the additional capital expenditures associated with the Tucson hotel improvements and, to a lesser extent, improvements at the Albuquerque hotel.

REVENUE – DISCONTINUED OPERATIONS

There were no discontinued operations for the three months ended April 30, 2019.

For the three months ended April 30, 2018, we had total revenue of approximately $1.6 million related to discontinued properties. Mr. Wirth sold one of his hotels, which will put significant pressure on our management and trademark fee revenues as management and trademark revenues are primarily collected historically from Mr. Wirth’s three properties and now Mr. Wirth only has one hotel property.

During the first three months ended April 30, 2018, we continued building out the IBC software, expanded digital marketing services and sales efforts. Specifically, focus was centered on driving direct bookings to increase hotel’s net REVPAR including the patent-pending loyalty rewards program, central reservations system (CRS), booking engine, retargeting and meta software and services.

EXPENSES – DISCONTINUED OPERATIONS

There were no discontinued operations for the three months ended April 30, 2019.

Total operating expenses were $1.8 million for the three months ended April 30, 2018. The discontinued operating expenses were for our rooms, and depreciation of capital expenses due to product improvement plans (PIP).

Room expenses, consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies, were approximately $301,000 for the three months ended April 30, 2018. For the discontinued operations, there was increased occupancy at several of our hotel properties, and we incurred additional room expenses which was anticipated and planned.

Food and beverage expenses included discontinued costs for food and beverage along with personnel and miscellaneous to provide small banquet events. For the first three months ended April 30, 2018, food and beverage expenses were approximately $17,000.

Telecommunications expense, consisting of telephone and Internet costs for the three months ended April 30, 2018 were approximately $8,000. The costs for this period of 2018 were for discontinued property internet costs incurred at our Best Western properties, for guest Wi-Fi services.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $477,000 for the three months ended April 30, 2018 were for discontinued property overhead.

Sales and marketing expense were approximately $320,000 for the three months ended April 30, 2018 for discontinued operations.

Repairs and maintenance expense was approximately $59,000 for the three months ended April 30, 2018. The costs were related to discontinued properties and focused on maintaining the properties and completing ongoing repairs and maintenance initiatives to ensure that the hotel properties exceeds our guests’ expectation.

Hospitality expense was approximately $64,000 for the three months ended April 30, 2018. The costs were due to the occupancy at our discontinued hotel properties.

Utility expenses were approximately $43,000 for the three months ended April 30, 2018. The properties discontinued had increased occupancy which incurred utility costs.

Hotel property depreciation expense was approximately $173,000 for the three months ended April 30, 2018. There was depreciation due to our property improvements and the re-classification of properties from assets held for sale for our discontinued properties.

Real estate and personal property taxes, insurance and ground rent expense were approximately $19,000 for the three months ended April 30, 2018.

Interest expenses were approximately $83,000 for the three months ended April 30, 2018. The costs were primarily due to the refinancing of Yuma, AZ property which has since been discontinued.

Income tax provision was $-0- for the three months ended April 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow of the Tucson hotel, quarterly distributions from the Albuquerque, New Mexico properties, management fees earned in the operation of the Trusts’ two hotels plus one affiliated hotel, and the sale of our hotel property in Yuma, Arizona, as well as potential future hotel sales. The Partnership’s principal source of revenue is hotel operations for the one hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will grow during this coming year and capital improvements are expected to decrease from the prior year.

With approximately $2,667,000 of cash and short term investments as of April 30, 2019 and the availability of a $150,000 bank line of credit, a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, additional asset sales, increasing borrowings at either, or both, the Albuquerque and Tucson hotels and using the funds generated to pay intercompany loans (1) due from the Tucson hotel to the Partnership of approximately $2.2 million, and (2) due from the Albuquerque hotel due to the Trust of approximately $1.1 million (3) and other due from affiliates; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate some additional new-build hotel supply during the remaining fiscal year 2020, and accordingly we anticipate some additional pressure on revenues and operating margins. We expect the major challenge for the upcoming fiscal year to be the continuation of strong competition for corporate, leisure, group, and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share.

Net cash provided by operating activities totaled approximately $532,000 during the three months ended April 30, 2019 as compared to approximately $162,000 during the prior quarter ended April 30, 2018. Consolidated net loss was approximately $270,000 for the three months ended April 30, 2019 as compared to consolidated net loss for the three months ended April 30, 2018 of approximately $290,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss for the three months ended April 30, 2019 and 2018, respectively, consist primarily of operating lease costs, stock based compensation, hotel property depreciation, and changes in assets and liabilities. Operating lease costs and stock-based compensation were approximately $34,000 and $8,100, respectively, during the three months ended April 30, 2019. Hotel property depreciation was approximately $242,000 during the three months ended April 30, 2019 compared to approximately $378,000 during the three months ended April 30, 2018, a decrease of $166,000 as the Trust recognized less depreciation as one of the hotel properties was sold during the fiscal year 2019.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $518,000 and approximately $65,000 for the three months ended April 30, 2019 and 2018, respectively. This significant increase in changes in assets and liabilities for the three months ended April 30, 2019 compared to the three months ended April 30, 2018 was due to the increase in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $145,000 for the three months ended April 30, 2019 compared to net cash used in investing activities of approximately $2 million for the three months ended April 30, 2018. The decrease in net cash used in investing activities during the three months ended April 30, 2019 was due to the no activity for net collections and lending on advances to affiliates – related party during the three months ended April 30, 2019 as compared to a net inflow of approximately $130,000 for the three months ended April 30, 2018. In addition, a significant decrease in net cash used in investing activities occurred in the three months ended April 30, 2019 as we purchased approximately $10,000 of marketable securities during the three months ended April 30, 2019 and versus the large purchase of approximately $2 million during the three months ended April 30, 2018.

Net cash used in financing activities totaled approximately $376,000 and $367,000, respectively, for the three months ended April 30, 2019 and 2018. The increase of approximately $9,000 was primarily due to the decreases in repurchases of treasury stock and distributions to non-controlling interest holders and increases in net payments on notes payable to banks, related parties; offset by increases in net borrowing/payments other notes payable.

Principal payments on mortgage notes payables for continuing operations was approximately $31,000 and $62,000 during the three months ended April 30, 2019 and 2018, respectively. Net payments and borrowings on notes payable to banks was approximately ($9,300) and approximately $47,000 during the three months ended April 30, 2019 and 2018, respectively.

Payments on notes payables – related party netted against borrowings on note payable – related party was approximately ($79,000) and ($78,000) of net cash used by financing activities during the three months ended April 30, 2019 and 2018, respectively.

Payments on other notes payables netted against borrowings on other note payable was approximately ($59,000) and $263,000 of net cash (used in) provided by financing activities during the three months ended April 30, 2019 and 2018, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $103,000 as sales of non-controlling ownership interest was -0- for the three months ended April 30, 2019 and approximately $103,000 for the three months ended April 30, 2018. During the three months ended April 30, 2018, we primarily sold additional non-controlling interests in our Yuma, Arizona and Albuquerque, New Mexico property subsidiaries. We had no sales of our IHT stock for the three months ended April 30, 2019 and 2018.

During the three months ended April 30, 2019, our distributions to non-controlling interest holders was approximately $140,000 compared with approximately $257,000 for the three months ended April 30, 2018. The Trust provided additional distributions to the Yuma, Arizona and Ontario, California non-controlling interest holders after the sale of the Yuma, Arizona hotel property was sold, which explains why there was a larger outflow for the quarter ended 2018.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of April 30, 2019 and 2018, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2019 and 2018, the Hotels spent approximately $134,000 and $144,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2020 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the three months ending April 30, 2019. Repairs and maintenance were charged to expense as incurred and approximated $100,000 and $106,000 for continued and discontinued operations for the three months ended April 30, 2019 and 2018, respectively.

We have minimum debt payments, net of debt discounts, of approximately $1,531,000 and approximately $458,000 due during fiscal years 2020 and 2021, respectively. Minimum debt payments due during fiscal year 2020 include approximately $86,000 of mortgage notes payable, approximately $268,000 for related party notes payable, and approximately $1,177,000 of other notes payable secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 filed with the SEC on June 19, 2019, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies which has not changed in the period ended April 30, 2019. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the three months ended April 30, 2019 or 2018. As of April 30, 2019, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

Each room night consumed by a guest with a cancellable reservation represents a contract whereby the Company has a performance obligation to provide the room night at an agreed upon price. For cancellable reservations, the Company recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For room nights consumed by a guest with a non-cancellable reservation, the entire reservation period represents the contract term whereby the Company has a performance obligation to provide the room night or nights at an agreed upon price. For non-cancellable reservations, the Company recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For these reservations, the room rate is typically fixed over the reservation period. The Company uses an output method based on performance completed to date (i.e., room nights consumed) to determine the amount of revenue it recognizes on a daily basis if the length of a non-cancellable reservation exceeds one night since consumption of room nights indicates when services are transferred to the guest. In certain instances, variable consideration may exist with respect to the transaction price, such as discounts, coupons and price concessions made upon guest checkout.

In evaluating its performance obligation, the Company bundles the obligation to provide the guest the room itself with other obligations (such as free WiFi, grab and go breakfast, access to on-site laundry facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Company’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Company has no performance obligations once a guest’s stay is complete.

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

On May 17, 2019, the Trust received a letter from NYSE AMERICAN giving an official notice of noncompliance of the Trust with continued listing standards of NYSE American LLC (the “Exchange”) because the Trust failed to timely file with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended January 31, 2019 (the “Delinquent Report”). This filing delinquency subjects the Trust to the procedures and requirements of Section 1007 of the NYSE American Company Guide. The requisite Form 8-K and associated press release were issued on May 23, 2019, and the Trust filed the annual Form 10-K on June 19, 2019.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three months ended April 30, 2019 and 2018 is as follows:

	Three Months Ended April 30,
	2019	2018
Net loss attributable to controlling interests	$(269,830)	$(652,015)
Add back:
Depreciation	241,755	377,738
Interest expense	122,902	177,313
Taxes	-	-
Less:
Interest Income	(2,814)	(3,632)
Adjusted EBITDA	$94,827	$(100,596)

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

A reconciliation of net loss attributable to controlling interests to FFO for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30,
	2019	2018
Net loss attributable to controlling interests	$(328,854)	$(652,015)
Add back:
Depreciation	241,755	377,738
Non-controlling interest	59,024	(362,054)
FFO	$(28,075)	$(636,331)

IHT Trailing 12 Month Operation Increases

Trailing 12 months revenue for the period May 1, 2018 through April 30, 2019 was approximately $8.6 million (including both continuing and discontinued operations). This is an decrease from the prior year which was approximately $10.2 million.

Total 12-month trailing net income for the same 12-month time period was $13.1 million, an increase of 143% from $6.5 million for the same 12-month period in the prior year, inclusive of the gain on the sale of the Trust’s Yuma hotel.

Non-cash depreciation for the current 12-month trailing period was $1.3 million with the 12-month trailing profit before non-cash depreciation totaling $14.4 million.

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to actively seek buyers for our properties. We engaged the services of several hotel brokers and began independently advertising our Hotels for sale. We sold the Ontario hotel in June 2017, and the Yuma Hotel in October 2018. We continue to independently advertise and list our Hotels for sale, including on our website (www.suitehotelsrealty.com).

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market / Listed Asking Price
Albuquerque	$1,848,000	$-	$7,500,000
Tucson Oracle	7,640,000	4,850,000	15,800,000

	$9,488,000	$4,850,000	$23,300,000

The “Estimated Market / Listed Asking Price” is the amount at which we would sell each of the Hotels and is adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

We have from time to time listed each of the properties with a local real estate hotel broker who has successfully sold four of our hotel properties and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We plan to sell our remaining two Hotel properties within two years, based on feedback received by our local hotel real estate property professional brokers and we have engaged hotel real estate brokers who specialize in the selling/buying hotel real estate properties for the sale of our Tucson and Albuquerque Hotel properties. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

It is feasible, but we may be unable to realize the listed asking price for the individual Hotel properties or to sell them at all. However, we believe that the listed values are reasonable based on local market conditions, comparable sales, and strong upturns in occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the listed asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity and to pursue a merger with another company, likely a private larger entity that seeks to go public or list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on June 19, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

Other than lease commitments and legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned or controlled subsidiaries that are not included in our consolidated financial statements.

SEASONALITY

The Hotels’ operations historically have been somewhat seasonal. The Tucson Arizona hotel experience the highest occupancy in the first fiscal quarter (the winter season) and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at this Arizona hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, data breach, regional economic downturn or poor weather conditions should at either of its two hotels, the adverse impact to the Trust’s revenues and profit could be significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2019.

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

Despite the material weaknesses reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended April 30, 2019 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the three months ended April 30, 2019, the Trust acquired 32,732 Shares of Beneficial Interest in open market transactions at an average price of $1.77 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 411,776 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. On June 25, 2019, the Trust’s Board of Trustee’s authorized the repurchase of up to 750,000 shares and units in addition to the above amounts previously authorized.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

February 1 - February 28, 2019	10,449	$1.86	10,449	434,059
March 1 - March 31, 2019	7,022	$1.88	7,022	427,037
April 1 - April 30, 2019	15,261	$1.67	15,261	411,776
Total	32,732		32,732

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

INNSUITES HOSPITALITY TRUST

Date: July 24, 2019	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2019	/s/ Craig S. Miller
Craig S. Miller
Craig Miller, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

