Form 10-Q
period 2019-07-31
INNSUITES HOSPITALITY TRUST
filed 2019-09-16
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2019, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $5,197,799

Number of outstanding Shares of Beneficial Interest, without par value, as of September 9, 2019 9,314,090

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2019	JANUARY 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$615,156	$749,075
Short-Term Investments – Available For Sale Securities	1,486,309	1,896,556
Accounts Receivable, including approximately $68,000 and $79,000 from related parties and net of Allowance for Doubtful Accounts of approximately $3,000 as of July 31, 2019 and January 31, 2019, respectively	241,691	236,942
Advances to Affiliates - Related Party	986,361	986,361
Notes Receivable - Related Party	232,027	632,027
Current Portion of Note Receivable	229,167	229,167
Prepaid Expenses and Other Current Assets	74,846	95,553
Current Assets of Discontinued Operations	-	320,447
Total Current Assets	3,865,557	5,146,128
Property, Plant and Equipment, net	9,294,126	9,532,793
Note Receivable	2,520,833	2,520,833
Operating Lease – Right of Use	2,755,927	-
TOTAL ASSETS	$18,436,443	$17,199,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,952,870	$1,092,000
Current Portion of Notes Payable - Related Party	317,268	317,738
Current Portion of Mortgage Notes Payable, net of Discount	117,227	115,106
Current Portion of Notes Payable to Banks, net of Discount	-	9,300
Current Portion of Other Notes Payable	806,156	1,229,069
Current Portion of Operating Lease Liability	98,913	-
Current Liabilities of Discontinued Operations	-	546,803
Total Current Liabilities	3,292,434	3,310,016
Notes Payable - Related Party	8,376	166,677
Mortgage Notes Payable, net of Discount	4,649,669	4,709,586
Other Notes Payable	154,925	264,960
Operating Lease Liability	2,732,337	-
TOTAL LIABILITIES	10,837,741	8,451,239

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,877,960 and 18,859,960 shares issued and 9,318,934 and 9,366,076 shares outstanding at July 31, 2019 and January 31, 2019, respectively	22,853,729	23,738,260
Treasury Stock, 9,289,026 and 9,223,884 shares held at cost at July 31, 2019 and January 31 2019, respectively	(13,627,314)	(13,517,833)
TOTAL TRUST SHAREHOLDERS’ EQUITY	9,226,415	10,220,427
NON-CONTROLLING INTEREST	(1,627,713)	(1,471,912)
TOTAL EQUITY	7,598,702	8,748,515
TOTAL LIABILITIES AND EQUITY	$18,436,443	$17,199,754

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2019	2018
REVENUE
Room	$3,465,936	$3,146,737
Food and Beverage	32,407	22,163
Management and Trademark Fees	98,516	90,443
Other	36,374	42,655
TOTAL REVENUE	3,633,233	3,301,998

OPERATING EXPENSES
Room	1,027,874	950,028
Food and Beverage	47,308	35,090
Telecommunications	395	3,188
General and Administrative	1,502,906	964,503
Sales and Marketing	274,219	317,873
Repairs and Maintenance	202,332	195,871
Hospitality	270,962	228,560
Utilities	193,240	216,841
Depreciation	494,679	414,475
Real Estate and Personal Property Taxes, Insurance and Ground Rent	185,450	195,994
Other	8,873	-
TOTAL OPERATING EXPENSES	4,208,238	3,522,423
OPERATING LOSS	(575,005)	(220,425)
Interest Income	3,527	60,879
TOTAL OTHER INCOME	3,527	60,879
Interest on Mortgage Notes Payable	113,165	117,068
Interest on Notes Payable to Banks	-	25,743
Interest on Other Notes Payable	75,747	48,229
TOTAL INTEREST EXPENSE	188,912	191,040
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(760,390)	(350,586)
Income Tax Provision	-	(209,831)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(760,390)	$(560,417)
Discontinued Operations, Net of Non-Controlling Interest	$-	$(386,287)
CONSOLIDATED NET LOSS FROM DISCONTINUED OPERATIONS	$-	$(386,287)
CONSOLIDATED NET LOSS	$(760,390)	$(946,704)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$44,432	$435,345
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(804,822)	$(1,382,049)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC & DILUTED	$(0.08)	$(0.06)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS – BASIC & DILUTED	$-	$(0.04)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.08)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,337,879	9,405,357

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2019	2018
REVENUE
Room	$1,470,607	$1,375,292
Food and Beverage	14,547	12,306
Management and Trademark Fees	35,004	22,997
Other	20,057	26,967
TOTAL REVENUE	1,540,215	1,437,562

OPERATING EXPENSES
Room	486,865	464,223
Food and Beverage	23,306	15,719
Telecommunications	395	-
General and Administrative	654,155	449,832
Sales and Marketing	146,240	172,970
Repairs and Maintenance	102,529	89,845
Hospitality	131,262	121,916
Utilities	101,119	128,248
Depreciation	252,924	209,311
Real Estate and Personal Property Taxes, Insurance and Ground Rent	50,763	98,145
Other	3,998	-
TOTAL OPERATING EXPENSES	1,953,556	1,750,209
OPERATING LOSS	(413,341)	(312,647)
Interest Income	713	57,247
TOTAL OTHER INCOME	713	57,247
Interest on Mortgage Notes Payable	58,609	58,686
Interest on Notes Payable to Banks		13,187
Interest on Other Notes Payable	7,401	24,628
TOTAL INTEREST EXPENSE	66,010	96,501
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(478,638)	(351,901)
Income Tax Provision	-	(209,831)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(478,638)	$(561,732)
Discontinued Operations, Net of Non-Controlling Interest	$-	$(76,541)
CONSOLIDATED NET LOSS FROM DISCONTINUED OPERATIONS	$-	$(76,541)
CONSOLIDATED NET LOSS	$(478,638)	$(638,273)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(14,631)	$51,345
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(464,007)	$(689,618)
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC & DILUTED	$(0.05)	$(0.06)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS – BASIC & DILUTED	$-	$(0.01)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.05)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,334,180	9,341,794

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2019

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2019	9,366,076	23,738,260	9,223,884	(13,517,833)	10,220,427	(1,471,912)	8,748,515
Net Loss	-	(328,854)	-	-	(328,854)	59,024	(269,830)
Purchase of Treasury Stock	(32,732)	-	32,732	(58,096)	(58,096)	-	(58,096)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(139,679)	(139,679)
Balance, April 30, 2019	9,351,344	$23,417,506	9,256,616	$(13,575,929)	$9,841,577	$(1,552,567)	$8,289,010

Net Loss	-	(475,968)	-	-	(475,968)	(14,592)	(490,560)
Dividends	-	(95,909)	-	-	(95,909)	-	(95,909)
Purchase of Treasury Stock	(32,410)	-	32,410	(51,385)	(51,385)	-	(51,385)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(60,554)	(60,554)
Balance, July 31, 2019	9,318,934	$22,853,729	9,289,026	$(13,627,314)	$9,226,415	$(1,627,713)	$7,598,702

FOR THE SIX MONTHS ENDED JULY 31, 2018

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2018	9,775,669	22,333,905	8,796,546	(12,662,996)	9,670,909	(1,551,940)	8,118,969
Net Income	-	(652,015)	-	-	(652,015)	362,054	(289,961)
Purchase of Treasury Stock	(149,603)	-	149,603	(287,868)	(287,868)	-	(287,868)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	102,824	102,824
Distribution to Non-Controlling Interests	-	-	-	-	-	(257,245)	(257,245)
Reallocation of Non-Controlling Interests and Other	-	124,903	-	-	124,903	(124,903)	-
Balance, April 30, 2018	9,644,066	$21,814,893	8,946,149	$(12,950,864)	$8,864,029	$(1,469,210)	$7,394,819

Net Loss	-	(730,034)	-	-	(730,034)	73,291	(656,743)
Dividends	-	(99,673)	-	-	(99,673)	-	(99,673)
Purchase of Treasury Stock	(121,851)	-	121,851	(293,564)	(293,564)	-	(293,564)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Sales (Purchase) of Ownership Interests in Subsidiary, net	-	-	-	-	-	(16,032)	(16,032)
Distribution to Non-Controlling Interests	-	-	-	-	-	(197,079)	(197,079)
Reallocation of Non-Controlling Interests and Other	-	762	-	-	762	(762)	-
Balance, July 31, 2018	9,522,215	$20,994,048	9,068,000	$(13,244,428)	$7,749,620	$(1,609,792)	$6,139,828

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(760,390)	$(946,704)
Adjustments to Reconcile Consolidated Net Income to Net Cash Provided By (Used In) Operating Activities:
Stock-Based Compensation	16,200	16,200
Depreciation	494,679	738,286 **
Changes in Assets and Liabilities:
Accounts Receivable	(4,749)	140,703
Prepaid Expenses and Other Assets	20,707	(109,803)
Accrued Interest Income	-	(56,000)
Accounts Payable and Accrued Expenses	644,356	(398,616)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	410,803	(615,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(190,530)	(515,937)
Redemption (purchase) of Marketable Securities	410,247	(2,031,380)
Collections on Advances to Affiliates - Related Party	-	170,724
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	219,717	(2,376,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(57,795)	(252,284)
Payments on Notes Payable to Banks, net of financing costs	(156,000)	-
Borrowings on Notes Payable to Banks, net of financing costs	146,700	-
Lendings on Notes Receivable - Related Party	(50,000)	-
Collections on Notes Receivable - Related Party	450,000	-
Payments on Notes Payable - Related Party	(158,773)	(153,279)
Payments on Other Notes Payable	(543,948)	(25,890)
Borrowings on Other Notes Payable	11,000	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	-	86,251
Payment of Dividends	(95,909)	-
Distributions to Non-Controlling Interest Holders	(200,233)	(453,966)
Repurchase of Treasury Stock	(109,481)	(109,432)
NET CASH USED IN FINANCING ACTIVITIES	(764,439)	(908,600)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(133,919)	(3,901,127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	749,075	4,575,748
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$615,156	$674,621

** Depreciation includes depreciation expense in discontinued operations for the six months ended July 31, 2019

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2019 AND JANUARY 31, 2019

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31 2019 AND 2018

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2019, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded company with hotels IHT owns and hotels IHT manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 267 suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.94% and 74.80% interest in the Partnership as of July 31, 2019 and January 31, 2019 respectively. The Trust’s weighted average ownership for the six months ended July 31, 2019 and 2018 was 74.94% and 74.80%. As of July 31, 2019, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.53% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

InnSuites Hotels Inc.(“IHI”), a subsidiary, manages the Hotels’ daily operations under 5 management agreements. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned IHI. All expenses and reimbursements between the Trust, IHI and the Partnership have been eliminated in consolidation.

The Trust classified the Hotels as operating assets, but, these assets are being marketed for sale. At this time, the Trust is unable to predict when, and if, any of these will be sold. The Trust has listed the Tucson Hotel with a local real estate hotel broker. The Albuquerque Hotel is not currently listed but the Trust is willing to consider offers for the Hotel. Each of the Hotels is being marketed at a price that management believes is reasonable in relation to its current fair value.

On October 24, 2018, the Yuma Hospitality Properties LLLP (the “Yuma entity”) was sold to an unrelated third party for $16,050,000 (see Note 18).

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with accounting principles in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include all assets, liabilities, revenues and expenses of the Trust and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain items have been reclassified to conform to the current fiscal year presentation. The Trust exercises unilateral control over the Partnership and the entities listed below. Therefore, the financial statements of the Partnership and the entities listed below are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	20.53%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	74.94%	-
InnSuites Hotels Inc.	100.00%	-

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On July 31, 2019 and January 31, 2019, 211,708 Class A Partnership units were issued and outstanding, representing 1.67% of the total Partnership units, respectively. Additionally, as of July 31, 2019 and January 31, 2019, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on July 31, 2019 and January 31, 2019, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of July 31, 2019 and January 31, 2019, the Trust owns 9,527,448 general partner units in the Partnership, representing 74.94% and 74.94% of the total Partnership units, respectively.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is our share of the RRF quarterly distributions coming from the Tucson Hotel as well as cash flow, quarterly distributions and cash flow from the Albuquerque, New Mexico property, repayments of intercompany loans for the Tucson and Albuquerque Hotels, and more recently, sales of certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of loans and sale of assets.

As of July 31, 2019, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $232,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2019. As of September 1, 2019, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $243,000.

As of July 31, 2019, the Trust had an Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through December 31, 2019. As of July 31, 2019, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $986,000. As of September 1, 2019, the amount receivable from the Advance to Affiliate credit facility was approximately $903,000.

As of July 31, 2019, the Trust had a Revolving line of Credit of $150,000 with the Republic Bank of Arizona. The line had a zero balance as of July 31, 2019.

With approximately $2,101,000 of cash and short term investments, as of July 31, 2019, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the combined $1,000,000 Advance to Affiliate credit facilities, and the Revolving Line of Credit with Republic Bank, the Trust believes that it will have enough cash on hand to meet all of the financial obligations as they become due for at least the next year. In addition, management is analyzing other strategic options available to the Trust, including the sale of one or both Hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful selling properties, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust in accordance with GAAP for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the six months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Arizona Hotel experiences the highest occupancy in the first fiscal quarter (the winter season) and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at this Arizona Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The Hotel located in Albuquerque, New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

The Company adopted ASU No. 2016-02 as of February 1, 2019, using the modified retrospective approach wherein entities were allowed to initially apply the new leases standard at adoption date which had no effect to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to February 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management impaired these assets during the fiscal year 2018, and has determined that no further impairment is required of long-lived assets for the fiscal period ended July 31, 2019.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the six months ended July 31, 2019 and the fiscal year ended January 31, 2019.

Fiscal Year	Balance at the Beginning of Period	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Period
July 31, 2019	$(3,000)	$-	$-	$-	$(3,000)
January 31, 2019	$(3,000)	$-	$-	$-	$(3,000)

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

STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 17 - “Share-Based Payments.” For the six months ended July 31, 2019 and 2018, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During the six months ended July 31, 2019, the Trust granted restricted stock awards of 18,000 Shares to three independent members of the Board of Trustees, resulting in stock-based compensation of $16,200. During six months ended July 31, 2018, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, resulting in stock-based compensation of $16,200. The remaining shares vested through the end of fiscal year ended January 31, 2019 on a monthly basis at a rate of approximately 500 shares for each outside Trustee or a total of 1,500 per month for three independent Trustees.

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

For the six months ended July 31, 2019 and 2018, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 and 3,185,746 in addition to the basic shares outstanding for the six months ended July 31, 2019 and 2018, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the six months ended July 31, 2019 and 2018 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing and discontinued operations totaled approximately $42,000 and $63,000 for the three months ended July 31, 2019 and 2018 respectively, and $84,000 and $126,000 for the six months ended July 31, 2019 and 2018, respectively.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the six months ended July 31, 2019 and the year ended January 31, 2019.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 100+ unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT are restructuring the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding will change from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as a General Partner of Albuquerque, will coordinate the offering and sale of Class A Interests to qualified third parties. REF and other REF Affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide.

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

During the year ended January 31, 2019, there were 15 Class A units sold ($10,000/unit), of which 13.50 came from the Trust’s Class B units; no C units of the Albuquerque entity sold. There were no units sold in the six months ended July 31, 2019. As of July 31, 2019 and January 31, 2019, the Trust held a 20.53% and 20.53 % ownership interest, or 123.50 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other third parties held a 79.30% interest, or 477 Class A units. The Trust no longer accrues for these distributions as the preference period has expired.

During the six months ended July 31, 2019, there were no Class A, B or C units of the Tucson entity sold. As of July 31, 2019 and January 31, 2019, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.61% interest, or 385 Class A units. The Trust no longer accrues for these distributions as the preference period has expired.

As of July 31, 2019, the Trust has sold its entire ownership interest in the Yuma entity which occurred in October 2018.

4. VARIABLE INTEREST ENTITIES

Management evaluates the Trust’s explicit and implicit variable interests to determine if they have any interests in variable interest entities (“VIEs”). Variable interests are contractual, ownership, or other pecuniary interests in an entity whose value changes with changes in the fair value of the entity’s net assets, exclusive of variable interests. Explicit variable interests are those which directly absorb the variability of a VIE and can include contractual interests such as loans or guarantees as well as equity investments. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing of variability indirectly, such as through related party arrangements or implicit guarantees. The analysis includes consideration of the design of the entity, its organizational structure, including decision making ability over the activities that most significantly impact the VIE’s economic performance. GAAP requires a reporting entity to consolidate a VIE when the reporting entity has a variable interest, or combination of variable interest, that provides it with a controlling financial interest in the VIE. The entity that consolidates a VIE is referred to as the primary beneficiary of that VIE.

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

During the six months ended July 31, 2019 and the fiscal year ended January 31, 2019, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of July 31, 2019 and January 31, 2019, hotel properties consisted of the following:

	July 31, 2019	January 31, 2019
Land	$2,500,000	$2,500,000
Building and improvements	10,397,393	10,334,919
Furniture, fixtures and equipment	3,986,032	3,860,574
Total hotel properties	16,883,425	16,695,493
Less accumulated depreciation	(7,722,529)	(7,312,868)
Hotel Properties in Service, net	9,160,896	9,382,625
Construction in progress	40,980	43,657
Hotel properties, net	$9,201,876	$9,426,282

As of July 31, 2019 and January 31, 2019, corporate property, plant and equipment consisted of the following:

	July 31, 2019	January 31, 2019
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	534,879	534,879
Total property, plant and equipment	617,546	617,546
Less accumulated depreciation	(525,296)	(511,035)
Property, Plant and Equipment, net	$92,250	$106,511

6. MORTGAGE NOTES PAYABLE

At July 31, 2019 and January 31, 2019, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotels. The mortgage note payable has a scheduled maturity dates ranging in June 2042. Weighted average annual interest rates on mortgage notes payable as of July 31, 2019 and January 31, 2019 were 4.69%, respectively.

The Trust’s mortgage note payable, net of debt discounts, as of July 31, 2019 and January 31, 2019 were $4,766,896 and $4,824,692, respectively. The mortgage note payable is due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $7.6 million at July 31, 2019 and January 31, 2019.

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP funds for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of July 31, 2019 and January 31, 2019, the mortgage loan balance was approximately $4,766,896 and $4,825,000, respectively, net of a discount of approximately $5,000.

See Note 11 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. LINES OF CREDIT AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on December 31, 2019, and renews annually for each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of July 31, 2019 and January 31, 2019, the Trust had an amount receivable of approximately $232,000, including accrued interest and $632,000, respectively. During the six months ended July 31, 2019 and 2018, the Trust accrued approximately $844 and $3,632, respectively, of interest income.

As of July 31, 2019, the Trust had approximately $325,642 in promissory notes outstanding to related parties arising from the repurchase of 439,900 Class B Partnership units and the repurchase of 40,000 Shares of Beneficial Interest. The Shares of Beneficial Interest were repurchased from Marc E. Berg, the Trust’s Executive Vice President and Vice Chairman of the Board of Trustees. The Class B Partnership units were repurchased from James Wirth, CEO, President, and Chairman of the Board of Trustees and Mr. Wirth’s family members. These promissory notes all bear interest at 7% per year and are due in varying monthly payments through July 2020.

8. OTHER NOTES PAYABLE

As of July 31, 2019, the Trust had approximately $391,081 in promissory notes outstanding to unrelated third parties arising from the repurchase of 82,588 Class A Partnership units in privately negotiated transactions and the repurchase of 266,894 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through July 2020.

As of July 31, 2019, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan accrues interest at 4.0% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $100,000 as of July 31, 2019.

On June 20, 2016, the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayes Loans is $270,000 as of July 31, 2019.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with H. W. Hayes Trust (“Hayes Loans”). The Hayes loans were paid in full at maturity on July 1, 2019.

On March 20, 2017, the Trust and Partnership entered into multiple, unsecured loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The total principal amount of the Sweitzer Loans is $100,000 as of July 31, 2019.

See Note 11 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of July 31, 2019 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE RELATED PARTIES	OTHER NOTES PAYABLE	TOTAL

2020- remaining	57,000	159,000	705,000	921,000
2021	119,000	167,000	198,000	484,000
2022	127,000		58,000	185,000
2023	130,000			130,000
2024	135,000			135,000
Thereafter	4,199,000			4,199,000

	$4,767,000	$326,000	$961,000	$6,054,000

10. DESCRIPTION OF BENEFICIAL INTERESTS

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

For the six months ended July 31, 2019 and 2018, the Trust repurchased 65,142 and 149,603 Shares of Beneficial Interest at an average price of $1.68 and $1.92 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 411,776 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

11. RELATED PARTY TRANSACTIONS

As of July 31, 2019 and January 31, 2019, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 23.39% and 23.39% of the total outstanding Partnership units, respectively. As of July 31, 2019 and January 31, 2019, Mr. Wirth and his affiliates held 5,881,683 Shares of Beneficial Interest in the Trust, respectively, which represented 62.93% and 62.84% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of July 31, 2019 and January 31, 2019, the Trust owned 74.94% and 74.94% of the Partnership, respectively. As of July 31, 2019, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.53% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the two Hotels and the hotel owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the hotel owned by affiliates of Mr. Wirth are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. For the six months ended July 31, 2019, the Trust recognized approximately $65,312 of revenue.

Pamela Barnhill, former Vice Chairperson and President of the Trust, resigned in June 2018, and is the daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer. Ms. Barnhill had compensation of $0 and $40,945 for the six months ended July 31, 2019 and 2018, respectively. The Trust also employs another immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $36,000 annual salary.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party in the amount of $500,000 to Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 42% Tempe/Phoenix Airport Resort LLC. The note has a due date of December 31, 2019 and accrues interest of 7.0%. During the six months ended July 31, 2019 and 2018, the Trust received $1,970 and $0 of interest income, respectively, from Tempe/Phoenix Airport Resort LLC, respectively. As of July 31, 2019, the Advances from Affiliate – Related Party balance was $986,361 from Tempe/Phoenix Airport Resort LLC.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $122,902 and $177,313 in cash for interest for the six months ended July 31, 2019 and 2018, respectively for continuing operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $11,000 and $-0-, respectively, for the six months ended July 31, 2019 and 2018. No cash was paid for taxes for the six months ended July 31, 2019 and 2018.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of July 31, 2019 and January 31, 2019, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $91,000 and $175,000 for the three months ended July 31, 2019 and 2018, respectively, and $174,000 and $381,000 for the six months ended July 31, 2019 and 2018, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2018, and the Albuquerque, Tucson and Yuma hotels in 2018. These fees are included in room operating expenses, for Albuquerque and Tucson, and discontinued operations for Yuma, in the Unaudited Condensed Consolidated Statements of Operations.

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

14. LEASES

The Company has operating leases for its corporate offices in Phoenix, Arizona, land leased in Albuquerque, New Mexico, and cable equipment leased for its Tucson, Arizona property. The Company’s lease terms include options to extend or terminate the leases and the Company includes these options in the lease term when it is reasonably certain to exercise that option.

Operating Leases

On August 4, 2017, the Trust entered into a five-year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90 day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000 and $2,000 for years 1 - 5 of the lease term.

The Company’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The Company’s Tucson, Arizona hotel property leases satellite television equipment for all of its 159 rooms and common areas. The lease commenced in November 2018 and expires 5 years from the date of commencement.

The following table presents the Company’s lease costs for the six months ended July 31, 2019:

Six months Ended
July 31, 2019
Lease Costs:
Operating lease cost*	$113,305

* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Six months Ended
July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,968

Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net	$2,871,000

The aggregate future lease payments for Operating Lease Liability as of July 31, 2019 are as follows:

For the Years Ending January 31,
Remaining in 2020	$173,956
2021	231,941
2022	231,941
2023	208,829
2024	168,691
Thereafter	5,025,726
Total minimum lease payments	$6,041,084
Less: amount representing interest	3,210,634
Total present value of minimum payments	2,830,450
Less: current portion	$98,113
Long-term obligations	$2,732,337

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	July 31, 2019
Operating leases	33.83

Weighted average discount rate
Operating leases	4.76%

15. SHARE-BASED PAYMENTS

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

There were no options granted during the six months ended July 31, 2019, and no options were outstanding as of that period end. The Plan currently has 1,000,000 options available to grant. See Note 19 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of July 31, 2019, have been issued.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

16. DISCONTINUED OPERATIONS

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

Discontinued operations for the six months ended July 31, 2018 consist of the operations from the IBC Technology Segment. On August 15, 2018 the Trust entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to an unrelated third party buyer (Buyer). The buyer hired IHT’s former Chief Operating Officer, who is a family member of IHT’s CEO. The sale price was $3,000,000, to be paid to IHT as follows:

1.	$250,000 at closing, which was received on August 14, 2018;

2.

A secured promissory note receivable in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, recorded in the accompanying condensed balance sheet in continuing operations. The note was amended after closing, so that interest shall accrue for the first 14 months (starting August 2018), thereafter for month 15 and 16 principal and interest payments of 50% ($25,632 per month), then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in June 2024. Future receipts from this note are shown in the table below.

FISCAL YEAR
2020	$91,667
2021	550,000
2022	550,000
2023	550,000
2024	550,000
Thereafter	458,333
$2,750,000

The note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

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

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2019	2018
REVENUE
Room	$-	$2,254,307
Food and Beverage	-	21,649
Reservation and Convention	-	265,681
Other	-	35,061
TOTAL REVENUE	-	2,576,698

OPERATING EXPENSES
Room	-	550,485
Food and Beverage	-	29,102
Telecommunications	-	16,383
General and Administrative	-	878,785
Sales and Marketing	-	512,222
Reservation Acquisition Costs	-	142,842
Repairs and Maintenance	-	118,880
Hospitality	-	117,109
Utilities	-	97,677
Depreciation	-	279,267
Intangible Amortization	-	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	42,065
Other	-	6,662
TOTAL OPERATING EXPENSES	-	2,791,479
OPERATING LOSS	-	(214,781)
Interest Income	-	-
TOTAL OTHER INCOME	-	-
Interest on Mortgage Notes Payable	-	142,038
Interest on Notes Payable to Banks	-	3,725
Interest on Other Notes Payable	-	25,743
TOTAL INTEREST EXPENSE	-	171,506
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$-	$(386,287)

17. STOCK OPTIONS

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

18. INCOME TAXES

The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. However, the Trust has accrued approximately $200,000, respectively, for potential interest and/or penalties as of July 31, 2019 and January 31, 2019 related to these IRS and State tax jurisdiction notices.

19. SUBSEQUENT EVENTS

Subsequent to the six months ended July 31, 2019, the Trust repurchased 4,844 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $8,200.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At July 31, 2019, the Trust had two moderate -service hotels in Tucson, Arizona and Albuquerque, New Mexico with 267 hotel suites, and managed a third hotel in Tempe, Arizona. Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At July 31, 2019, we owned, through our sole general partner’s interest in the Partnership, a direct 20.53% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona. Hotel.

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

We are experiencing slightly stronger economic conditions during the first half of fiscal year 2020, compared to fiscal 2019. We anticipate that this economy will continue during fiscal 2020. We expect the major challenge for fiscal year 2020 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. We believe that we have positioned the Hotels to remain competitive through refurbishment, by offering a relatively large number of two-room suites at each location, and by maintaining a robust complementary guest items and a free Internet access system.

Our strategic plan is to obtain the full benefit of our real estate equity, by marketing the Hotels at attractive current prices. In addition, the Trust is seeking a public, or large private merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. For more information on our strategic plan, including information on our progress in disposing of our hotel properties, see “Future Positioning” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables show historical financial and other information for the periods indicated:

	For the Six Months Ended
Albuquerque	July 31,
	2019	2018	change	%-Incr/decr
Occupancy	95.90%	95.32%	0.58%	0.61%
Average Daily Rate (ADR)	$85.60	$75.22	$10.38	13.80%
Revenue Per Available Room (REVPAR)	$82.05	$71.70	$10.35	14.44%

	For the Six Months Ended
Tucson	July 31,
	2019	2018	change	%-Incr/decr
Occupancy	67.50%	69.23%	-1.73%	-2.50%
Average Daily Rate (ADR)	$67.75	$67.71	$0.04	0.06%
Revenue Per Available Room (REVPAR)	$45.75	$46.88	$(1.13)	-2.41%

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 8 to our Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”
●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 13 to our Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2019 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2018

A summary of total operating results of the Trust for the six months ended July 31, 2019 and 2018 is as follows:

	2019	2018	Change	% Change
Total Revenues from Continuing Operations	$3,633,233	$3,301,998	$331,235	10%
Operating Expenses from Continuing Operations	4,208,238	3,522,423	(685,815)	(19)%
Operating Loss from Continuing Operations	(575,005)	(220,425)	(354,580)	161%
Interest Income from Continuing Operations	3,527	60,879	(57,352)	(94)%
Interest Expense from Continuing Operations	188,912	191,040	(2,128)	(1)%
Income Tax Provision from Continuing Operations	-	(209,831)	209,831	(100)%
Consolidated Net Loss from Continuing Operations	(760,390)	(560,417)	(199,973)	36%

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

REVENUE – CONTINUING OPERATIONS:

For the six months ended July 31, 2019, we had total revenue of approximately $3.6 million compared to approximately $3.3 million for the six months ended July 31, 2018, an increase of approximately $0.3 million. In the prior fiscal years ended January 31, 2019, 2018 and 2017, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona properties which allowed us to increase rates with increased occupancy. For comparability purposes, the revenues do not include our Yuma, Arizona property which was sold October 24, 2018, and our IBC Technology Division which was sold in August of 2018.

We realized a 10.1% increase in room revenues during the six months ended July 31, 2019 as room revenues were approximately $3.5 million for the six months ending July 31, 2019 as compared to approximately $3.1 million for the six months ending July 31, 2018. With additional hotel occupancy and change in our food and beverage offerings, our food and beverage revenue increased by 45.5% to approximately $32,000 for the six months ending July 31, 2019 as compared to approximately $22,000 during the six months ending July 31, 2018, an increase of approximately 10,000. During fiscal year 2020, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues. We also realized an approximate 10% increase in management and trademark fee revenues during the six months ended July 31, 2019 to approximately $99,000 as compared to approximately $90,000 during the six months ended July 31, 2018. During the remainder of fiscal year 2020, we expect management and trademark fee revenues to increase over fiscal year 2019 on increases in revenues. We realized an approximate 16% decrease in other revenues from the hotel properties during the six months ended July 31, 2019 to approximately $36,000 as compared to approximately $43,000 during the six months ended July 31, 2018.

EXPENSES – CONTINUING OPERATIONS:

Total expenses net of interest expense and income tax provision was approximately $4.2 million for the six months ended July 31, 2019 reflecting an increase of approximately $0.7 million compared to total expenses net of interest expense and income tax provision of approximately $3.5 million for the six months ended July 31, 2018. The increase was primarily due to an increase in operating expenses related to increased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1,028,000 for the six months ended July 31, 2019 compared to approximately $950,000 in the prior year six month period for an increase of approximately $78,000, or 8.2%. Room expenses increased as occupancy at the hotels increased, and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the six months ended July 31, 2019, food and beverage expenses increased approximately $12,000, or 34%, to approximately $47,000 for the six months ended July 31, 2019, compared to approximately $35,000 for the six months ended July 31, 2018. This increase is consistent with an increase to the food and beverage revenue.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1,503,000 for the six months ended July 31, 2019, increased approximately $538,000 from approximately $965,000 for the six months ended July 31, 2018 primarily due to changes in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $44,000, or 13.8%, to approximately $274,000 for the six months ended July 31, 2019 from approximately $318,000 for the six months ended July 31, 2018. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense increased by approximately $6,000, or 3.1%, from approximately $196,000 reported for the six months ended July 31, 2018 compared to approximately $202,000 for the six months ended July 31, 2019. We have completed the property improvements at our Tucson, Arizona, and we anticipate that this expense will decrease significantly during the remaining fiscal year ending January 31, 2020, with the completion of the improvements. Management also believes the improvements which complies with the increasing Best Western standards, leads to improved guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $42,000, or 18.3%, from $229,000 for the six months ended July 31, 2018 to approximately $271,000 for the six months ended July 31, 2019. The increase was primarily due to the additional occupancy at the hotel properties and the additional food and beverage product mix provided during the Hotels’ complimentary breakfast and happy hour required by Best Western.

Utility expenses decreased approximately $24,000, or 11.1%, to approximately $193,000 reported for the six months ended July 31, 2019 compared with approximately $217,000 for the six months ended July 31, 2018.

Hotel property depreciation expenses increased by approximately $81,000 from approximately $414,000 reported for the six months ended July 31, 2018 compared to approximately $495,000 for the six months ended July 31, 2019. Increased depreciation resulted from the additional capital expenditures associated with the Tucson hotel improvements and, to a lesser extent, improvements at the Albuquerque hotel.

Real estate and personal property taxes, Insurance and ground rent expenses decreased approximately $11,000, or 5.6%, to approximately $185,000 reported for the six months ended July 31, 2019 compared with approximately $196,000 for the six months ended July 31, 2018.

REVENUE – DISCONTINUED OPERATIONS

There were no discontinued operations for the six months ended July 31, 2019.

For the six months ended July 31, 2018, we had total revenue of approximately $2.3 million related to discontinued operations. Discontinued operations include the Yuma Hotel, which was sold as of October 24, 2018 and the IBC Technology Segment (IBC Hotels LLC, or “IBC”), which was sold as of July 31, 2018.

Of the 2.3 million in discontinued operations revenues, $2.0 million was attributable to the Yuma hotel, and $0.3 million to IBC.

EXPENSES – DISCONTINUED OPERATIONS

There were no discontinued operations for the six months ended July 31, 2019.

For the six months ended July 31, 2018 total operating expenses for discontinued operations were $2.8 million.

Of the 2.8 million in expenses for discontinued operations, $1.85 million was attributable to the Yuma hotel, and $0.95 million to IBC.

Total operating expenses were $1.8 million for the six months ended July 31, 2018. The discontinued operating expenses were for our rooms, and depreciation of capital expenses due to product improvement plans (PIP).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2019 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2018

REVENUE – CONTINUING OPERATIONS:

For the three months ended July 31, 2019, we had total revenue of approximately $1.5 million compared to approximately $1.4 million for the three months ended July 31, 2018, an increase of approximately $0.1 million. We continue to see increases from the significant improvements made at our properties, during fiscal years ended January 31, 2018 and 2019, in Albuquerque, New Mexico and Tucson, Arizona, which have allowed us to increase rates, with increased occupancy. For comparability purposes, these revenues do not include our Yuma, Arizona property which was sold October 24, 2018, and our IBC Technology Division which was sold in August of 2018.

We realized a 7.0% increase in room revenues during the three months ended July 31, 2019 as room revenues were approximately $1.47 million for the three months ending July 31, 2019 as compared to approximately $1.38 million for the three months ending July 31, 2018. With increased occupancy, and changes in our food and beverage offerings, our food and beverage revenue increased by 25% to approximately $15,000 for the three months ending July 31, 2019 as compared to approximately $12,000 during the three months ending July 31, 2018, an increase of approximately $3,000. During the remainder of fiscal year 2020, we expect improvements in occupancy, modest improvements in rates and proportional increases in food and beverage revenues. We also realized an approximate 52% increase in management and trademark fee revenues during the three months ended July 31, 2019 to approximately $35,000 as compared to approximately $23,000 during the three months ended July 31, 2018. During the remainder of fiscal year 2020, we expect management and trademark fee revenues to grow, as they are directly proportional to revenues, which are expected to grow. Other revenues decreased from $27,000 to $20,000, a $7,000 decrease, or 26%, for the six months ended July 31 2018, and 2019, respectively.

EXPENSES – CONTINUING OPERATIONS:

Total expenses net of interest expense and income tax provision was approximately $2.0 million for the three months ended July 31, 2019 reflecting an increase of approximately $0.2 million compared to total expenses net of interest expense and income tax provision of approximately $1.8 million for the three months ended July 31, 2018. The decrease was primarily due to increases in operating expenses due to increased occupancy at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $487,000 for the three months ended July 31, 2019 compared to approximately $464,000 in the prior period for an increase of approximately $23,000, or 5% increase in costs. Room expenses increased as occupancy at the hotels increased, and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended July 31, 2019, food and beverage expenses increased approximately $7,000, or 44%, to approximately $23,000 for the three months ended July 31, 2019, compared to approximately $16,000 for the three months ended July 31, 2018. This increase supports the increase in the food and beverage revenue and the improved food and beverage offerings.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $654,000 for the three months ended July 31, 2019, increased approximately $204,000 from approximately $450,000 for the three months ended July 31, 2018 primarily due to changes in corporate staff, and other administrative costs in support of the hotels.

Sales and marketing expense decreased approximately $27,000, or 15.6%, to approximately $146,000 for the three months ended July 31, 2019 from approximately $173,000 for the three months ended July 31, 2018. Open positions for sales and marketing resources at our properties were predominantly responsible for the decrease.

Repairs and maintenance expense increased by approximately $13,000, or 14.4%, from approximately $90,000 reported for the three months ended July 31, 2018, to approximately $103,000 for the three months ended July 31, 2019. With the completion of the property improvements at our Tucson, Arizona property during the fiscal year ended January 31, 2019, management believes that this expense will decrease in the remainder of fiscal year 2020. Management also believes these improvements which complies with the increasing Best Western standards, leads to improved guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $9,000, or 7.4%, from $122,000 for the three months ended July 31, 2018 to approximately $131,000 for the three months ended July 31, 2019. The increase was directly proportional linked to the increased occupancy and revenue at the hotel properties.

Utility expenses decreased approximately $27,000 to approximately $101,000 reported for the three months ended July 31, 2019 compared with approximately $128,000 for the three months ended July 31, 2018, due to improved efficiencies and a cooler than typical temperatures in June and July.

Hotel property depreciation expenses increased by approximately $44,000, or 21.1%, from approximately $209,000 reported for the three months ended July 31, 2018 compared to approximately $253,000 for the three months ended July 31, 2019. Increased depreciation is results from the capitalization of the property improvements previously referred to.

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

Hotel operations are significantly affected by occupancy and room rates at the Hotels. We anticipate occupancy and ADR will continue to grow moderately during this coming year and capital improvements are expected to decrease from the prior year.

With approximately $2,101,000 of cash and short term investments as of July 31, 2019 and the availability of a $150,000 bank line of credit, a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, additional asset sales, increasing borrowings at either, or both, the Albuquerque and Tucson hotels and using the funds generated to pay intercompany loans (1) due from the Tucson hotel to the Partnership of approximately $3.2 million, and (2) due from the Albuquerque hotel due to the Trust of approximately $1.4 million (3) and other due from affiliates; however, such transactions may not be available on terms that are favorable to us, or at all.

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

Net cash provided by operating activities from continuing operations totaled approximately $410,000 during the six months ended July 31, 2019 as compared to net cash used of approximately $616,000 during the six months ended July 31, 2018. Consolidated net loss was approximately $760,000 for the six months ended July 31, 2019 as compared to consolidated net loss for the six months ended July 31, 2018 of approximately $947,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss for the six months ended July 31, 2019 and 2018, respectively, consist primarily of operating lease costs, stock based compensation, hotel property depreciation, and changes in assets and liabilities. Operating lease costs and stock-based compensation were approximately $26,000 and $16,100, respectively, during the six months ended July 31, 2019. Hotel property depreciation was approximately $495,000 during the six months ended July 31, 2019 compared to approximately $414,000 during the six months ended July 31, 2018, an increase of $81,000 as the Trust recognized less depreciation as one of the hotel properties was sold during the fiscal year 2019.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $650,000 and approximately ($424,000) for the six months ended July 31, 2019 and 2018, respectively. This significant increase in changes in assets and liabilities for the six months ended July 31, 2019 compared to the six months ended July 31, 2018 was due to the increase in operating liabilities related to ongoing operations.

Net cash provided by investing activities totaled approximately $219,000 for the six months ended July 31, 2019 compared to net cash used in investing activities of approximately $2.4 million for the six months ended July 31, 2018. The decrease in net cash used in investing activities during the six months ended July 31, 2019 was due to the no activity for net collections and lending on advances to affiliates – related party during the six months ended July 31, 2019 as compared to a net inflow of approximately $170,000 for the six months ended July 31, 2018. In addition, an increase in net cash provided by investing activities occurred in the six months ended July 31, 2019 as we redeemed approximately $410,000 of marketable securities during the six months ended July 31, 2019, versus cashed used in the large purchase of approximately $2 million during the six months ended July 31, 2018.

Net cash used in financing activities totaled approximately $764,000 and $909,000, respectively, for the six months ended July 31, 2019 and 2018. The decrease of approximately $145,000 was primarily due to the decreases in repurchases of treasury stock and distributions to non-controlling interest holders and decreases in net payments on notes payable to banks.

Principal payments on mortgage notes payables for continuing operations was approximately $57,000 and $252,000 during the six months ended July 31, 2019 and 2018, respectively. Net payments and borrowings on notes payable to banks was approximately ($9,300) and approximately $-0- during the six months ended July 31, 2019 and 2018, respectively.

Collections on notes payables – related party, netted against borrowings on note payable – related party, was approximately $241,000 and ($153,000) of cash provided by / (used in) financing activities during the six months ended July 31, 2019 and 2018, respectively.

Collections on other notes payables netted against borrowings on other note payable was approximately ($543,000) and ($26,000) of net cash used in financing activities during the six months ended July 31, 2019 and 2018, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $86,000 as sales of non-controlling ownership interest was -0- for the six months ended July 31, 2019 and approximately $86,000 for the six months ended July 31, 2018. During the six months ended July 31, 2018, we primarily sold additional non-controlling interests in our Yuma, Arizona and Albuquerque, New Mexico property subsidiaries. We had no sales of our IHT stock for the six months ended July 31, 2019 and 2018.

During the six months ended July 31, 2019, our distributions to non-controlling interest holders was approximately $200,000 compared with approximately $454,000 for the six months ended July 31, 2018.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of July 31, 2019 and 2018, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2019 and 2018, the Hotels spent approximately $190,000 and $516,000, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2020 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the six months ending July 31, 2019. Repairs and maintenance were charged to expense as incurred and approximated $202,000 and $196,000 for continued for the six months ended July 31, 2019 and 2018, respectively.

We have minimum debt payments, net of debt discounts, of approximately $921,000 and approximately $484,000 due during fiscal years 2020 and 2021, respectively. Minimum debt payments due during fiscal year 2020 include approximately $57,000 of mortgage notes payable, approximately $159,000 for related party notes payable, and approximately $705,000 of other notes payable which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 filed with the SEC on June 19, 2019, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies which has not changed in the period ended July 31, 2019. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the six months ended July 31, 2019 or 2018. As of July 31, 2019, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

On July 25, 2019, the Trust received a letter from NYSE AMERICAN giving official notice that the Trust is back in compliance with the NYSE American LLC (the “Exchange”) continued listing standards set forth in Part 10 of the NYSE American Company Guide (“Company Guide”). Specifically, the Trust has resolved the listing deficiency with respect to Sections 134 and 1101 of the Company Guide, referenced in the Exchange’s letter of May 17, 2019

NON-GAAP FINANCIAL MEASURES

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and six months ended July 31, 2019 and 2018 is approximately as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net loss attributable to controlling interests	$(464,000)	$(690,000)	$(805,000)	$(1,382,000)
Add back:
Depreciation	253,000	209,000	495,000	643,000
Interest expense	66,010	96,501	189,000	359,000
Taxes	-	(210,000)	-	210,000
Less:
Interest Income	(1,000)	(57,000)	(4,000)	(61,000)
Adjusted EBITDA	$(145,990)	$(651,499)	$(125,000)	$(231,000)

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

A reconciliation of net loss attributable to controlling interests to FFO for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net loss attributable to controlling interests	$(464,000)	$(690,000)	$(805,000)	$(1,382,000)
Add back:
Depreciation	253,000	209,000	495,000	643,000
Non-controlling interest	(15,000)	51,000	44,000
Less:
Gain on Disposal of Discontinued Operations	-	77,000	-	386,000
FFO	$(226,000)	$(353,000)	$(266,000)	$(353,000)

IHT Trailing 12 Month Operation Increases

Trailing 12 months revenue for the period August 1, 2018 through July 31, 2019 was approximately $21.1 million (including both continuing and discontinued operations). This is a decrease from the prior year which was approximately $9.9 million.

Total 12-month trailing net income for the same 12-month time period was $13.2 million, an increase of 447% from ($3.8) million for the same 12-month period in the prior year, inclusive of the gain on the sale of the Trust’s Yuma hotel and the IBC technology sector.

Non-cash depreciation for the current 12-month trailing period was $0.6 million with the 12-month trailing profit before non-cash depreciation totaling $1.3 million.

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to actively seek buyers for our properties. We engaged the services of several hotel brokers and began independently advertising our Hotels for sale. We sold the Ontario hotel in June 2017 and the Yuma Hotel in October 2018. We continue to independently advertise and list our Hotels for sale, including on our website (www.suitehotelsrealty.com).

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,752,371	$-	7,500,000
Tucson Oracle	7,449,506	4,756,000	15,800,000

	$9,201,877	$4,756,000	$23,300,000

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2019.

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

Despite the material weaknesses reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the six months ended July 31, 2019 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the six months ended July 31, 2019, the Trust acquired 65,142 Shares of Beneficial Interest in open market transactions at an average price of $1.68 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 411,776 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. On June 25, 2019, the Trust’s Board of Trustee’s authorized the repurchase of up to 750,000 shares and units in addition to the above amounts previously authorized.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
February 1 - February 28, 2019	10,449	$1.86	19,434	434,059
March 1 - March 31, 2019	7,022	$1.88	13,209	427,037
April 1 - April 30, 2019	15,261	$1.67	25,452	411,776
May 1 - May 31, 2019	4,034	$1.55	6,255	407,742
June 1 - June 31, 2019	7,892	$1.61	12,693	399,850
July 1 - July 31, 2019	20,484	$1.58	32,438	379,366
Total	65,142		109,481

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

INNSUITES HOSPITALITY TRUST

Date: September 16, 2019	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 16, 2019	/s/ Craig S. Miller
Craig S. Miller
Craig Miller, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

