Form 10-Q
period 2019-10-31
INNSUITES HOSPITALITY TRUST
filed 2019-12-27
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of October 31, 2019, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $5,357,052

Number of outstanding Shares of Beneficial Interest, without par value, as of December 26, 2019 9,309,025

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2019	JANUARY 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$739,298	$749,075
Short-Term Investments – Available For Sale Securities	790,373	1,896,556
Accounts Receivable, including approximately $45,000 and $79,000 from related parties and net of Allowance for Doubtful Accounts of approximately $3,000 as of October 31, 2019 and January 31, 2019, respectively	382,126	236,942
Advances to Affiliates - Related Party	1,088,063	986,361
Notes Receivable - Related Party	-	632,027
Current Portion of Note Receivable	229,167	229,167
Prepaid Expenses and Other Current Assets	84,006	95,553
Current Assets of Discontinued Operations	-	320,447
Total Current Assets	3,313,033	5,146,128
Property, Plant and Equipment, net	9,116,548	9,532,793
Note Receivable	2,520,833	2,520,833
Operating Lease – Right of Use	2,720,605	-
TOTAL ASSETS	$17,671,019	$17,199,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,708,674	$1,092,000
Current Portion of Notes Payable - Related Party	245,392	317,738
Current Portion of Mortgage Notes Payable, net of Discount	118,639	115,106
Current Portion of Notes Payable to Banks, net of Discount	-	9,300
Current Portion of Other Notes Payable	796,256	1,229,069
Current Portion of Operating Lease Liability, net of current portion	98,913	-
Current Liabilities of Discontinued Operations	-	546,803
Total Current Liabilities	2,967,874	3,310,016
Notes Payable - Related Party	-	166,677
Mortgage Notes Payable, net of Discount	4,619,164	4,709,586
Other Notes Payable	104,354	264,960
Operating Lease Liability, net of current portion	2,708,007	-
TOTAL LIABILITIES	10,399,399	8,451,239

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,607,960 and 18,859,960 shares issued and 9,310,691 and 9,366,076 shares outstanding at October 31, 2019 and January 31, 2019, respectively	22,660,724	23,738,260
Treasury Stock, 9,297,269 and 9,223,884 shares held at cost at October 31, 2019 and January 31 2019, respectively	(13,641,600)	(13,517,833)
TOTAL TRUST SHAREHOLDERS’ EQUITY	9,019,124	10,220,427
NON-CONTROLLING INTEREST	(1,747,504)	(1,471,912)
TOTAL EQUITY	7,271,620	8,748,515
TOTAL LIABILITIES AND EQUITY	$17,671,019	$17,199,754

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 30,
	2019	2018
REVENUE
Room	$4,917,000	$4,582,269
Food and Beverage	52,456	34,413
Management and Trademark Fees	129,202	128,546
Other	25,003	58,045
TOTAL REVENUE	5,123,661	4,803,273

OPERATING EXPENSES
Room	1,520,904	1,435,117
Food and Beverage	71,521	52,480
Telecommunications	395	3,479
General and Administrative	1,712,769	1,397,784
Sales and Marketing	386,498	440,137
Repairs and Maintenance	297,761	362,303
Hospitality	398,220	343,771
Utilities	308,540	274,273
Depreciation	764,566	623,671
Real Estate and Personal Property Taxes, Insurance and Ground Rent	250,672	291,781
Other	17,416	3,026
TOTAL OPERATING EXPENSES	5,729,262	5,227,822
OPERATING LOSS	(605,601)	(424,549)
Interest Income	65,752	95,110
TOTAL OTHER INCOME	65,752	95,110
Interest on Mortgage Notes Payable	181,503	180,790
Interest on Notes Payable to Banks	-	36,643
Interest on Other Notes Payable	190,941	73,941
TOTAL INTEREST EXPENSE	372,444	291,374
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(912,293)	(620,813)
Income Tax Provision	-	(407,727)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(912,293)	$(1,028,540)
Discontinued Operations, Net of Non-Controlling Interest	$-	$(1,170,589)
Gain on Disposal of Discontinued Operations	$-	$13,323,418
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS	$-	$12,152,829
CONSOLIDATED NET (LOSS) INCOME	$(912,293)	$11,124,289
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$93,634	$9,594,620
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,005,927)	$1,529,669
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC & DILUTED	$(0.10)	$(0.11)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC & DILUTED	$-	$1.27
NET (LOSS) INCOME PER SHARE TOTAL – BASIC & DILUTED	$(0.10)	$1.16
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,324,548	9,570,253

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2019	2018
REVENUE
Room	$1,439,693	$1,435,454
Food and Beverage	20,049	12,250
Management and Trademark Fees	37,504	38,103
Reservation and Convention	-	(15,014)
Other	-	15,390
TOTAL REVENUE	1,497,246	1,486,183

OPERATING EXPENSES
Room	493,030	485,089
Food and Beverage	24,214	17,388
Telecommunications	-	290
General and Administrative	217,526	430,981
Sales and Marketing	112,278	122,265
Repairs and Maintenance	95,429	166,432
Hospitality	127,258	115,211
Utilities	115,300	58,261
Depreciation	269,887	209,196
Real Estate and Personal Property Taxes, Insurance and Ground Rent	65,222	95,788
Other	7,697	496
TOTAL OPERATING EXPENSES	1,527,841	1,701,397
OPERATING LOSS	(30,595)	(215,214)
Interest Income	62,225	34,231
TOTAL OTHER INCOME	62,225	34,231
Interest on Mortgage Notes Payable	68,338	63,722
Interest on Other Notes Payable	115,195	37,674
TOTAL INTEREST EXPENSE	183,533	101,396
CONSOLIDATED NET LOSS BEFORE INCOME TAX PROVISION AND DISCONTINUED OPERATIONS	(151,903)	(282,379)
Income Tax Provision	-	(197,896)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(151,903)	$(480,275)
Discontinued Operations, Net of Non-Controlling Interest	$-	$(784,304)
Gain on Disposal of Discontinued Operations	$-	$13,323,418
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS	$-	$12,539,114
CONSOLIDATED NET (LOSS) INCOME	$(151,903)	$12,058,839
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$49,202	$9,159,128
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(201,105)	$2,899,711
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC & DILUTED	$(0.02)	$(0.05)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC & DILUTED	$-	$1.27
NET (LOSS) INCOME PER SHARE TOTAL – BASIC & DILUTED	$(0.02)	$1.22
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,298,268	9,847,104

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2019

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2019	9,366,076	23,738,260	9,223,884	(13,517,833)	10,220,427	(1,471,912)	8,748,515
Net (Loss) Income	-	(328,854)	-	-	(328,854)	59,024	(269,830)
Purchase of Treasury Stock	(32,732)	-	32,732	(58,096)	(58,096)	-	(58,096)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(139,679)	(139,679)
Balance, April 30, 2019	9,351,344	$23,417,506	9,256,616	$(13,575,929)	$9,841,577	$(1,552,567)	$8,289,010

Net Loss	-	(475,968)	-	-	(475,968)	(14,592)	(490,560)
Dividends	-	(95,909)	-	-	(95,909)	-	(95,909)
Purchase of Treasury Stock	(32,410)	-	32,410	(51,385)	(51,385)	-	(51,385)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(60,554)	(60,554)
Balance, July 31, 2019	9,318,934	$22,853,729	9,289,026	$(13,627,314)	$9,226,415	$(1,627,713)	$7,598,702

Net Loss	-	(201,105)	-	-	(201,105)	49,202	(151,903)
Purchase of Treasury Stock	(8,243)	-	8,243	(14,286)	(14,286)	-	(14,286)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(168,993)	(168,993)
Balance, October 31, 2019	9,310,691	$22,660,724	9,297,269	$(13,641,600)	$9,019,124	$(1,747,504)	$7,271,620

FOR THE NINE MONTHS ENDED OCTOBER 31, 2018

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders'	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2018	9,775,669	22,333,905	8,796,546	(12,662,996)	9,670,909	(1,551,940)	8,118,969
Net (Loss) Income	-	(652,015)	-	-	(652,015)	362,054	(289,961)
Purchase of Treasury Stock	(149,603)	-	149,603	(287,868)	(287,868)	-	(287,868)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	102,824	102,824
Distribution to Non-Controlling Interests	-	-	-	-	-	(257,245)	(257,245)
Reallocation of Non-Controlling Interests and Other	-	124,903	-	-	124,903	(124,903)	-
Balance, April 30, 2018	9,644,066	$21,814,893	8,946,149	$(12,950,864)	$8,864,029	$(1,469,210)	$7,394,819

Net (Loss) Income	-	(730,034)	-	-	(730,034)	73,291	(656,743)
Dividends	-	(99,673)	-	-	(99,673)	-	(99,673)
Purchase of Treasury Stock	(121,851)	-	121,851	(293,564)	(293,564)	-	(293,564)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Sales (Purchase) of Ownership Interests in Subsidiary, net	-	-	-	-	-	(16,032)	(16,032)
Distribution to Non-Controlling Interests	-	-	-	-	-	(197,079)	(197,079)
Reallocation of Non-Controlling Interests and Other	-	762	-	-	762	(762)	-
Balance, July 31, 2018	9,522,215	$20,994,048	9,068,000	$(13,244,428)	$7,749,620	$(1,609,792)	$6,139,828

Net Income	-	2,911,718	-	-	2,911,718	9,159,275	12,070,993
Purchase of Treasury Stock	(128,369)	-	128,369	(214,458)	(214,458)	-	(214,458)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Sales (Purchase) of Ownership Interests in Subsidiary, net	-	-	-	-	-	14,999	14,999
Distribution to Non-Controlling Interests	-	-	-	-	-	(245,342)	(245,342)
Reallocation of Non-Controlling Interests and Other	-	16,813	-	-	16,813	(16,813)	-
Balance, October 31, 2018	9,393,846	$23,930,679	9,196,369	$(13,458,886)	$10,471,793	$7,302,327	$17,774,120

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss) Income	$(912,293)	$11,124,289
Adjustments to Reconcile Consolidated Net (Loss) Income to Net Cash Provided By (Used In) Operating Activities:
Stock-Based Compensation	24,300	24,300
Depreciation	764,566	1,017,252
Gain on Disposals on Assets	-	(13,323,418)
Changes in Assets and Liabilities:
Accounts Receivable	(145,184)	30,249
Prepaid Expenses and Other Assets	11,547	22,936
Accrued Interest Income	-	(93,000)
Accounts Payable and Accrued Expenses	370,667	(503,132)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	113,603	(1,700,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(242,355)	(778,525)
Redemption of Marketable Securities	1,106,183	1,000,330
Cash Received From Sale of Hotel Property and IBC	-	10,184,766
Lendings on Advances to Affiliates - Related Party	(127,055)	(704,253)
Collections on Advances to Affiliates - Related Party	25,353	602,992
NET CASH PROVIDED BY INVESTING ACTIVITIES	762,126	10,305,310

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(86,889)	(296,486)
Payments on Notes Payable to Banks, net of financing costs	(156,000)	-
Borrowings on Notes Payable to Banks, net of financing costs	146,700	-
Lendings on Notes Receivable - Related Party	(254,813)	-
Collections on Notes Receivable - Related Party	888,027	-
Payments on Notes Payable - Related Party	(240,210)	(229,126)
Payments on Other Notes Payable	(604,419)	(88,930)
Borrowings on Other Notes Payable	11,000	-
Payment of Dividends	(95,909)	(99,673)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	-	76,114
Distributions to Non-Controlling Interest Holders	(369,226)	(669,734)
Repurchase of Treasury Stock	(123,767)	(323,646)
NET CASH USED IN FINANCING ACTIVITIES	(885,506)	(1,631,481)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,777)	6,973,305
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	749,075	4,776,453
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$739,298	$11,749,758

** Depreciation includes depreciation expense in discontinued operations for the nine months ended October 31, 2018

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2019 AND JANUARY 31, 2019

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2019 AND 2018

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2019, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded company with hotels IHT owns and hotels IHT manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 267 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.94% and 74.80% interest in the Partnership as of October 31, 2019 and January 31, 2019 respectively. The Trust’s weighted average ownership for the nine months ended October 31, 2019 and 2018 was 74.94% and 74.94%. As of October 31, 2019, the Partnership owned a 51.01 % interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.53 % interest in an InnSuites® hotel located in Albuquerque, New Mexico.

InnSuites Hotels Inc.(“IHI”), a subsidiary, manages the Hotels’ daily operations under 3 management agreements. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned IHI. All expenses and reimbursements between the Trust, IHI and the Partnership have been eliminated in consolidation.

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

On October 24, 2018, the Yuma Hospitality Properties LLLP (the “Yuma entity”) was sold to an unrelated third party for $16,050,000 (see Note 16).

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

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On October 31, 2019 and January 31, 2019, 211,708  Class A Partnership units were issued and outstanding, representing 1.67% of the total Partnership units, respectively. Additionally, as of October 31, 2019 and January 31, 2019, 2,974,038  Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on October 31, 2019 and January 31, 2019, the limited partners in the Partnership would receive 3,185,746  Shares of Beneficial Interest of the Trust. As of October 31, 2019 and January 31, 2019, the Trust owns 9,527,448  general partner units in the Partnership, representing 74.94% and 74.94% of the total Partnership units, respectively.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is our share of the RRF quarterly distributions coming from the Tucson Hotel as well as cash flow; quarterly distributions and cash flow from the Albuquerque, New Mexico property, repayments of intercompany loans for the Tucson and Albuquerque Hotels, and more recently, sales of certain of our Hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of loans and sale of assets.

As of October 31, 2019, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $-0-. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2019, and renews annually. As of December 23, 2019, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $-0-.

As of October 31, 2019, the Trust had Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through December 31, 2019, and renews annually. As of October 31, 2019, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $1,000,000. As of December 23, 2019, the amount receivable from the Advance to Affiliate credit facility was approximately $1,000,000.

As of October 31, 2019, the Trust had a Revolving line of Credit of $150,000 with the Republic Bank of Arizona. The line had a zero balance as of October 31, 2019.

With approximately $1,530,000 of cash and short term investments, as of October 31, 2019, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the combined $1,000,000 Advance to Affiliate credit facilities, and the Revolving Line of Credit with Republic Bank, the Trust believes that it will have enough cash on hand to meet all of the financial obligations as they become due for at least the next year. In addition, management is analyzing other strategic options available to the Trust, including the sale of one or both Hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the nine months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2019.

The Company has evaluated subsequent events through the date of the filing of its Form 10-K with the Securities and Exchange Commission. Other than those events disclosed in Note 19 the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management impaired these assets during the fiscal year 2018, and has determined that no further impairment is required of long-lived assets for the fiscal period ended October 31, 2019.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the nine months ended October 31, 2019 and the fiscal year ended January 31, 2019.

Fiscal Year	Balance at the Beginning of Period	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Period
October 31, 2019	$(3,000)	$-	$-	$-	$(3,000)
January 31, 2019	$(3,000)	$-	$-	$-	$(3,000)

LEASE ACCOUNTING

The Trust determines, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. ROU assets represent the Trust’s right to use an underlying asset during the lease term and lease liabilities represent the Trust’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and exclude lease incentives. As most of the Trust’s operating leases do not provide an implicit rate, the Trust uses its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term (see Note 14).

STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 15 - “Share-Based Payments.” For the nine months ended October 31, 2019 and 2018, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During the nine months ended October 31, 2019, the Trust granted restricted stock awards of 18,000 Shares to three independent members of the Board of Trustees, resulting in stock-based compensation of $24,300. During nine months ended October 31, 2018, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, resulting in stock-based compensation of $24,300. The remaining shares vested through the end of fiscal year ended January 31, 2019 on a monthly basis at a rate of approximately 500 shares for each outside Trustee or a total of 1,500 per month for three independent Trustees.

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

For the nine months ended October 31, 2019 and 2018, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 and 3,185,746 in addition to the basic shares outstanding for the nine months ended October 31, 2019 and 2018, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the nine months ended October 31, 2019 and 2018 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing and discontinued operations totaled approximately $59,000 and $144,000 for the three months ended October 31, 2019 and 2018 respectively, and $233,000 and $525,000 for the nine months ended October 31, 2019 and 2018, respectively.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the nine months ended October 31, 2019 and the year ended January 31, 2019.

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

During the year ended January 31, 2019, there were 15 Class A units sold ($10,000/unit), of which 13.50 came from the Trust’s Class B units; no C units of the Albuquerque entity sold. There were no units sold in the nine months ended October 31, 2019. As of October 31, 2019 and January 31, 2019, the Trust held a 20.53% and 20.53 % ownership interest, or 123.50 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other third parties held a 79.30% interest, or 477 Class A units. The Trust no longer accrues for these distributions as the preference period has expired.

During the nine months ended October 31, 2019, there were no Class A, B or C units of the Tucson entity sold. As of October 31, 2019 and January 31, 2019, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or 3 Class C units, and other parties held a 48.61% interest, or 385 Class A units. The Trust no longer accrues for these distributions as the preference period has expired.

As of October 31, 2019, the Trust has sold its entire ownership interest in the Yuma entity, which occurred in October 2018.

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

The Partnership has determined that the Albuquerque entity, and the Yuma entity, prior to its sale on October 24, 2018, were variable interest entities with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

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

During the nine months ended October 31, 2019 and the fiscal year ended January 31, 2019, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of October 31, 2019 and January 31, 2019, hotel properties consisted of the following:

	October 31, 2019	January 31, 2019
Land	$2,500,000	$2,500,000
Building and improvements	10,436,689	10,334,919
Furniture, fixtures and equipment	3,998,560	3,860,574
Total hotel properties	16,935,249	16,695,493
Less accumulated depreciation	(7,945,919)	(7,312,869)
Hotel Properties in Service, net	8,989,330	9,382,625
Construction in progress	40,979	43,657
Hotel properties, net	$9,030,309	$9,426,282

As of October 31, 2019 and January 31, 2019, corporate property, plant and equipment consisted of the following:

	October 31, 2019	January 31, 2019
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	534,879	534,879
Total property, plant and equipment	617,546	617,546
Less accumulated depreciation	(531,307)	(511,035)
Property, Plant and Equipment, net	$86,239	$106,511

6. MORTGAGE NOTES PAYABLE

At October 31, 2019 and January 31, 2019, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. The weighted average annual interest rates on mortgage notes payable as of October 31, 2019 and January 31, 2019 were  4.69%, respectively.

The mortgage note payable reflects a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank, entered into on June 29, 2017, to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million. The loan will allow Tucson Hospitality Properties, LLLP funds for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042 and has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016.

As of October 31, 2019 and January 31, 2019, the mortgage loan balance was approximately $4,738,000 and $4,825,000, respectively, net of a discount of approximately $5,000. The mortgage note payable is due in monthly installments of $28,493.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. LINES OF CREDIT AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered into a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on December 31, 2019, and renews annually for each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of October 31, 2019 and January 31, 2019, the Trust had an amount receivable of approximately $-0-, and $632,000, respectively. During the nine months ended October 31, 2019 and 2018, the Trust accrued approximately $10,000 and $3,632, respectively, of interest income.

As of October 31, 2019, the Trust had approximately $245,000 in promissory notes outstanding to related parties arising from the repurchase of 433,900 Class B Partnership units and the repurchase of 40,000 Shares of Beneficial Interest. The Shares of Beneficial Interest were repurchased from Marc E. Berg, the Trust’s Executive Vice President and Vice Chairman of the Board of Trustees. The Class B Partnership units were repurchased from James Wirth, CEO, President, and Chairman of the Board of Trustees and Mr. Wirth’s family members. These promissory notes all bear interest at 7% per year and are due in varying monthly payments through July 2020.

8. OTHER NOTES PAYABLE

As of October 31, 2019, the Trust had approximately $330,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 57,732 Class A Partnership units in privately negotiated transactions and the repurchase of 274,100 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through July 2020.

As of October 31, 2019, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan accrues interest at 4.0% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of October 31, 2019.

On June 20, 2016, the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayes Loans is $270,000 as of October 31, 2019.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with H. W. Hayes Trust (“Hayes Loans”). The Hayes Loans were paid in full at maturity on July 1, 2019.

On March 20, 2017, the Trust and Partnership entered into multiple, unsecured loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The total principal amount of the Sweitzer Loans is $100,000 as of October 31, 2019.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of October 31, 2019 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE RELATED PARTIES	OTHER NOTES PAYABLE	TOTAL

2020	29,000	79,000	629,000	737,000
2021	119,000	166,000	212,000	497,000
2022	127,000		60,000	187,000
2023	130,000			130,000
2024	135,000			135,000
2025	142,000			142,000
Thereafter	4,056,000			4,056,000
	$4,738,000	$245,000	$901,000	$5,884,000

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

For the nine months ended October 31, 2019 and 2018, the Trust repurchased 73,385 and 399,823 Shares of Beneficial Interest at an average price of $1.71 and $1.70 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 982,101 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

11. RELATED PARTY TRANSACTIONS

As of October 31, 2019 and January 31, 2019, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 23.39% and 23.39% of the total outstanding Partnership units, respectively. As of October 31, 2019 and January 31, 2019, Mr. Wirth and his affiliates held 5,876,683 and 5,881,683 Shares of Beneficial Interest in the Trust, respectively, which represented 61.32% and 62.84% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of October 31, 2019 and January 31, 2019, the Trust owned 74.94% and 74.94% of the Partnership, respectively. As of October 31, 2019, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.53% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the two Hotels and the hotel owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the hotel owned by affiliates of Mr. Wirth are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. For the nine months ended October 31, 2019, the Trust recognized approximately $105,635 of revenue.

Pamela Barnhill, former Vice Chairperson and President of the Trust, resigned in June 2018, and is the daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer. Ms. Barnhill had compensation of $0 and $40,945 for the nine months ended October 31, 2019 and 2018, respectively. The Trust also employs another immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $36,000 annual salary.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party in the amount of $500,000 to Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 42% Tempe/Phoenix Airport Resort LLC. The note was amended on June 17, 2017 to increase the amount to $1,000.000, and extend the due date. The note has a due date of December 31, 2019, renews annually, and accrues interest of 7.0%. During the nine months ended October 31, 2019 and 2018, the Trust received $1,970 and $0 of interest income, respectively, from Tempe/Phoenix Airport Resort LLC, respectively. As of October 31, 2019, the Advances from Affiliate – Related Party balance was approximately $1,000,000 from Tempe/Phoenix Airport Resort LLC.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $372,444 and $380,000 in cash for interest for the nine months ended October 31, 2019 and 2018, respectively for continuing operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $123,767 and $323,646, respectively, for the nine months ended October 31, 2019 and 2018. Cash paid for taxes for the nine months ended October 31, 2019 and 2018 was $-0- and $-0- respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of October 31, 2019 and January 31, 2019, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $40,822 and $84,550 for the three months ended October 31, 2019 and 2018, respectively, and $125,277 and $210,566 for the nine months ended October 31, 2019 and 2018, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2018, and the Albuquerque, Tucson and Yuma hotels in 2018. These fees are included in room operating expenses, for Albuquerque and Tucson, and discontinued operations for Yuma, in the Unaudited Condensed Consolidated Statements of Operations.

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

See Note 14 – Leases, for discussion on lease payment commitments.

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

The following table presents the Company’s lease costs for the nine months ended October 31, 2019:

Nine months
Ended
31-Oct-19
Lease Costs:
Operating lease cost*	$201,656

* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Nine months
Ended
31-Oct-19
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$161,843

Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net	$2,720,605

The aggregate future lease payments for Operating Lease Liability as of October 31, 2019 are as follows:

For the Years Ending January 31,
Remaining in 2020	$57,985
2021	231,941
2022	231,941
2023	208,829
2024	168,691
Thereafter	5,050,859
Total minimum lease payments	$5,950,246
Less: amount representing interest	3,143,326
Total present value of minimum payments	2,806,920
Less: current portion	$98,913
Long-term obligations	$2,708,007

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2019
Operating leases	35.16

Weighted average discount rate
Operating leases	4.77%

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

There were no options granted during the nine months ended October 31, 2019, and no options were outstanding as of that period end. The Plan currently has 1,000,000 options available to grant. See Note 17 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of October 31, 2019, have been issued.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

16. DISCONTINUED OPERATIONS

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

Discontinued operations for the nine months ended October 31, 2018 consist of the operations from the IBC Technology Segment (the “Company”). On August 15, 2018 the Trust entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to an unrelated third party buyer (Buyer). The buyer hired IHT’s former Chief Operating Officer, who is a family member of IHT’s CEO. The sale price was $3,000,000, to be paid to IHT as follows:

1.	$250,000 at closing, which was received in cash on August 14, 2018;

2.	A secured promissory note receivable in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, recorded in the accompanying condensed balance sheet in continuing operations. The note was amended after closing, so that interest shall accrue for the first 26 months (starting August 2018), thereafter for month 27 and 28 principal and interest payments of 50% ($25,632 per month), then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in November 2025. Future receipts from this note are shown in the table below.

FISCAL YEAR
2020	$-
2021	91,667
2022	550,000
2023	550,000
2024	550,000
Thereafter	1,008,333
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

IHT has agreed to provide continuing working capital support for a period of nine months in the amount of approximately $100,000 over a six month period to IBC for transitional purposes. IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT has no rights to any benefits or losses from IBC as of August 1, 2018. During the fiscal year ended January 31, 2019 IHT had provided $100,000 to IBC.

Default

If Buyer has not paid two or more payments on the note as scheduled, or if Buyer has not satisfied any other provisions in the note, IHT may give Buyer notice of default. If Buyer fails to cure the default within 30 days after notice (a) on or before February 5, 2021, then 75% of the issued and outstanding IBC interest shall be transferred to IHT, and (b) on or after February 5, 2021, then 51% of the issued and outstanding interest of the Company shall be transferred to IHT. Currently there has been no default.

Sale of Yuma Property

On October 31, 2018, IHT entered into a purchase and sale agreement to sell its InnSuites Yuma Hotel and Suites Best Western (Yuma), together with certain furniture, fixtures, equipment, operating supplies and other ancillary items pertaining to the daily operations to an unrelated third party. The sale was completed on October 24, 2018. The sales price, as revised, was approximately $16.05 million, of which the net proceeds (net of mortgage payoff, commissions and closing costs) received by the IHT was approximately $9.93 million

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2019	2018
REVENUE
Room	$-	$3,225,783
Food and Beverage	-	27,569
Reservation and Convention	-	265,282
Other	-	41,057
TOTAL REVENUE	-	3,559,691

OPERATING EXPENSES
Room	-	1,282,853
Food and Beverage	-	34,136
Telecommunications	-	21,803
General and Administrative	-	1,371,098
Sales and Marketing	-	636,120
Reservation Acquisition Costs	-	142,842
Repairs and Maintenance	-	180,112
Hospitality	-	167,095
Utilities	-	149,635
Depreciation	-	393,581
Intangible Amortization	-	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	88,344
Other	-	5,483
TOTAL OPERATING EXPENSES	-	4,473,102
OPERATING LOSS	-	(913,411)
Interest Income	-	-
TOTAL OTHER INCOME	-	-
Interest on Mortgage Notes Payable	-	214,458
Interest on Notes Payable to Banks	-	4,901
Interest on Other Notes Payable	-	37,819
TOTAL INTEREST EXPENSE	-	257,178
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$-	$(1,170,589)

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2019	2018
REVENUE
Room	$-	971,476
Food and Beverage	-	5,920
Reservation and Convention	-	(399)
Other	-	5,996
TOTAL REVENUE	-	982,993

OPERATING EXPENSES
Room	-	732,368
Food and Beverage	-	5,035
Telecommunications	-	5,421
General and Administrative	-	524,737
Sales and Marketing	-	91,473
Reservation Acquisition Costs	-	-
Repairs and Maintenance	-	61,232
Hospitality	-	49,986
Utilities	-	51,958
Depreciation	-	114,314
Intangible Amortization	-	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	-	46,278
Other	-	-
TOTAL OPERATING EXPENSES	-	1,682,802
OPERATING LOSS	-	(699,809)
Interest Income	-	-
TOTAL OTHER INCOME	-	-
Interest on Mortgage Notes Payable	-	72,420
Interest on Notes Payable to Banks	-	12,075
Interest on Other Notes Payable	-	-
TOTAL INTEREST EXPENSE	-	84,495
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$-	$(784,304)

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

18. INCOME TAXES

The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. However, the Trust has accrued approximately $200,000, respectively, for potential interest and/or penalties as of October 31, 2019 and January 31, 2019 related to these IRS and State tax jurisdiction notices.

19. SUBSEQUENT EVENTS

Subsequent to the nine months ended October 31, 2019, the Trust repurchased 1,666 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $2,900.

On December 2, 2019, Albuquerque Suite Hospitality, LLC, a subsidiary of InnSuites Hospitality Trust, entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. The Albuquerque Loan enabled Albuquerque Suite Hospitality, LLC to repay its intercompany loan to InnSuites Hospitality Trust of approximately $1,257,000 and accrued interest of approximately $80,000 subsequent to the loan funding on December 4, 2019.

On December 16, 2019, pursuant to a 2019 Convertible Debenture Purchase Agreement between UniGen and InnSuites Hospitality Trust, seeking diversification of its holdings, IHT has agreed to invest up to $1,500,000 or more in UniGen Power Inc. Details are contained in Innsuites Hospitality Trust’s form 8-K filed with the Securities and Exchange Commission (SEC) on December 20, 2019.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs may affect trade and travel

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. At October 31, 2019, the Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 267 hotel suites, and managed a third hotel in Tempe, Arizona. Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At October 31, 2019, we owned, through our sole general partner’s interest in the Partnership, a direct 20.53% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

Our operations consist of one reportable segment – Hotel Operations & Hotel Management Services. Hotel Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 267 hotel suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels and a non-owned hotel in Tempe, Arizona. As part of our management services, we also provide trademark and licensing services.

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

We are experiencing flat or slightly weaker economic conditions during the first nine months of fiscal year 2020, compared to fiscal 2019. We are uncertain that this economy will continue during the remainder of fiscal 2020 and fiscal 2021. We expect the major challenge for the remainder of fiscal year 2020 to be the continuation of strong competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. We believe that we have positioned the Hotels to remain competitive through refurbishment of our Hotels, by offering a relatively large number of two-room suites at each location, and by maintaining a robust complementary guest items and a free Internet access system.

Our strategic plan is to obtain the full benefit of our real estate equity, by marketing the Hotels at attractive current market prices. In addition, the Trust is seeking a public, or large private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. As we sell hotels and increase liquidity from our substantial equity, which exceeds our debt and/or low book values, we seek to diversify. Our investments. For more information on our strategic plan, including information on our progress in disposing of our hotel properties, see “Future Positioning” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables show historical financial and other information for the periods indicated:

	For the Nine Months Ended
Albuquerque	October 31,
	2019	2018	change	%-Incr/decr
Occupancy	92.30%	90.60%	1.70%	1.88%
Average Daily Rate (ADR)	$88.35	$83.55	$4.80	5.75%
Revenue Per Available Room (REVPAR)	$81.56	$75.71	$5.85	7.73%

	For the Nine Months Ended
Tucson	October 31,
	2019	2018	change	%-Incr/decr
Occupancy	67.60%	74.71%	-7.11%	-9.52%
Average Daily Rate (ADR)	$66.25	$64.28	$1.97	3.06%
Revenue Per Available Room (REVPAR)	$44.76	$47.63	$26.67	55.99%

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2019 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2018

A summary of total operating results of the Trust for the nine months ended October 31, 2019 and 2018 is as follows:

	2019	2018	Change	% Change
Total Revenues from Continuing Operations	$5,123,661	$4,803,273	$320,388	7%
Operating Expenses from Continuing Operations	5,729,262	5,227,822	(501,440)	(10%)
Operating Loss from Continuing Operations	(605,601)	(424,549)	(181,052)	(43%)
Interest Income from Continuing Operations	65,752	95,110	(29,358)	(31%)
Interest Expense from Continuing Operations	372,444	291,374	81,070	28%
Income Tax Provision from Continuing Operations	-	(407,727)	407,727	(100%)
Consolidated Net Loss from Continuing Operations	(912,293)	(1,028,540)	116,247	11%

As a result of the sale of IBC (see Note 16), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in three hotel properties with an aggregate of 267 suites in Arizona and New Mexico. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-Q reflects this change with IBC being reported as discontinued operation.

The Trust has its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

REVENUE – CONTINUING OPERATIONS:

For the nine months ended October 31, 2019, we had total revenue of approximately $5.1 million compared to approximately $4.8 million for the nine months ended October 31, 2018, an increase of approximately $0.3 million. In the prior fiscal years ended January 31, 2019, 2018 and 2017, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona properties which allowed us to increase rates with increased occupancy. For comparability purposes, the revenues do not include our Yuma, Arizona property which was sold October 24, 2018, and our IBC Technology Division which was sold in August of 2018.

We realized a 6.7% increase in room revenues during the nine months ended October 31, 2019 as room revenues were approximately $4.9 million for the nine months ending October 31, 2019 as compared to approximately $4.6 million for the nine months ending October 31, 2018. With additional hotel occupancy and change in our food and beverage offerings, our food and beverage revenue increased by 52.9% to approximately $52,000 for the nine months ending October 31, 2019 as compared to approximately $34,000 during the nine months ending October 31, 2018, an increase of approximately $18,000. During fiscal year 2020, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues. Management and trademark fee revenues during the nine months ended October 31, 2019 were flat at approximately $129,000 compared to approximately $129,000 during the nine months ended October 31, 2018. During the remainder of fiscal year 2020, we expect management and trademark fee revenues to be flat or modestly increase over fiscal year 2019 on increases in revenues. We realized an approximate 57% decrease in other revenues from the hotel properties during the nine months ended October 31, 2019 to approximately $25,000 as compared to approximately $58,000 during the nine months ended October 31, 2018.

EXPENSES – CONTINUING OPERATIONS:

Total expenses net of interest expense and income tax provision was approximately $5.7 million for the nine months ended October 31, 2019 reflecting an increase of approximately $0.5 million, or 9.6%, compared to total expenses net of interest expense and income tax provision of approximately $5.2 million for the nine months ended October 31, 2018. The increase was primarily due to an increase in operating expenses related to increased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1,521,000 for the nine months ended October 31, 2019 compared to approximately $1,435,000 in the prior year nine month period for an increase of approximately $86,000, or 6.0%. Room expenses increased as occupancy at the hotels increased, and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2019, food and beverage expenses increased approximately $20,000, or 38%, to approximately $72,000 for the nine months ended October 31, 2019, compared to approximately $52,000 for the nine months ended October 31, 2018. This increase relates directly to the increase in the food and beverage revenue.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1,713,000 for the nine months ended October 31, 2019, increased approximately $315,000 from approximately $1,398,000 for the nine months ended October 31, 2018 primarily due to changes in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $54,000, or 12.3%, to approximately $386,000 for the nine months ended October 31, 2019 from approximately $440,000 for the nine months ended October 31, 2018. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense decreased by approximately $64,000, or 17.7%, from approximately $362,000 reported for the nine months ended October 31, 2018 compared to approximately $298,000 for the nine months ended October 31, 2019. Having completed the property improvements at our Tucson, Arizona, and we anticipate that this decrease will continue through the remainder of fiscal year ending January 31, 2020. Management also believes the improvements which complies with the increasing Best Western standards, leads to significant improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $54,000, or 15.7%, from $344,000 for the nine months ended October 31, 2018 to approximately $398,000 for the nine months ended October 31, 2019. The increase was primarily due to the additional occupancy at the hotel properties and the additional food and beverage product mix provided during the Hotels’ complimentary breakfast and happy hour required by Best Western.

Utility expenses decreased approximately $35,000, or 12.8%, to approximately $309,000 reported for the nine months ended October 31, 2019 compared with approximately $274,000 for the nine months ended October 31, 2018.

Hotel property depreciation expenses increased by approximately $141,000 from approximately $624,000 reported for the nine months ended October 31, 2018 compared to approximately $765,000 for the nine months ended October 31, 2019. Increased depreciation resulted from the additional capital expenditures associated with the Tucson hotel improvements and, to a lesser extent, improvements at the Albuquerque hotel.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $41,000, or 14.0%, to approximately $251,000 reported for the nine months ended October 31, 2019 compared with approximately $292,000 for the nine months ended October 31, 2018.

REVENUE – DISCONTINUED OPERATIONS

There were no discontinued operations for the nine months ended October 31, 2019.

For the nine months ended October 31, 2018, we had total revenue of approximately $3.6 million related to discontinued operations. Discontinued operations include the Yuma Hotel, which was sold as of October 24, 2018 and the IBC Technology Segment (IBC Hotels LLC, or “IBC”), which was sold as of August 1, 2018.

Of the 3.6 million in discontinued operations revenues, $3.3 million was attributable to the Yuma hotel, and $0.3 million to IBC.

EXPENSES – DISCONTINUED OPERATIONS

There were no discontinued operations for the nine months ended October 31, 2019.

For the nine months ended October 31, 2018 total operating expenses for discontinued operations were $4.5 million.

Of the 4.5 million in expenses for discontinued operations, $3.4 million was attributable to the Yuma hotel, and $1.1 million to IBC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2018

REVENUE – CONTINUING OPERATIONS:

For the three months ended October 31, 2019, we had total revenue of approximately $1.5 million compared to approximately $1.5 million for the three months ended October 31, 2018, unchanged from the prior year. For comparability purposes, these revenues do not include our Yuma, Arizona property which was sold October 24, 2018, and our IBC Technology Division which was sold in August of 2018.

We realized a 1.6% increase in room revenues during the three months ended October 31, 2019 as room revenues were approximately $0.49 million for the three months ending October 31, 2019 as compared to approximately $0.48 million for the three months ending October 31, 2018. Despite decreased occupancy, changes in our food and beverage offerings allowed our food and beverage revenue to increase by 67% to approximately $20,000 for the three months ending October 31, 2019 as compared to approximately $12,000 during the three months ending October 31, 2018, an increase of approximately $8,000. During the remainder of fiscal year 2020, we expect improvements in occupancy, modest improvements in rates and proportional increases in food and beverage revenues. Management and trademark fee revenues during the three months ended October 31, 2019 and October 31, 2018 were flat at approximately $38,000. During the remainder of fiscal year 2020, we expect management and trademark fee revenues to grow, as they are directly proportional to revenues, which are expected to grow. Other revenues were approximately $0, decreasing from $15,000, a $15,000 decrease, or 100%, for the three months ended October 31 2019, and 2018, respectively.

EXPENSES – CONTINUING OPERATIONS:

Total expenses net of interest expense and income tax provision was approximately $1.5 million for the three months ended October 31, 2019 reflecting a decrease of approximately $156,000 million, or 9.2%, compared to total expenses net of interest expense and income tax provision of approximately $1.7 million for the three months ended October 31, 2018. The decrease was primarily due to decreases in operating expenses due to decreased occupancy at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $493,000 for the three months ended October 31, 2019 compared to approximately $485,000 in the prior period for an increase of approximately $9,000, or 1.6% increase in costs. Room expenses increases were attributable to increases in wages, year on year.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended October 31, 2019, food and beverage expenses increased approximately $7,000, or 41%, to approximately $24,000 for the three months ended October 31, 2019, compared to approximately $17,000 for the three months ended October 31, 2018. This increase supports the increase in the food and beverage revenue and the improved food and beverage offerings.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $218,000 for the three months ended October 31, 2019, decreased approximately $213,000, or 49.4%, from approximately $431,000 for the three months ended October 31, 2018 primarily due to changes in corporate staff, and other administrative costs in support of the hotels.

Sales and marketing expense decreased approximately $10,000, or 8.2%, to approximately $112,000 for the three months ended October 31, 2019 from approximately $122,000 for the three months ended October 31, 2018. Open positions for sales and marketing resources at our properties were predominantly responsible for the decrease.

Repairs and maintenance expense decreased by approximately $71,000, or 42.8%, from approximately $166,000 reported for the three months ended October 31, 2018, to approximately $95,000 for the three months ended October 31, 2019. With the completion of the property improvements at our Tucson, Arizona property during the fiscal year ended January 31, 2019, management believes that this expense will continue to decrease for the remainder of fiscal year 2020. Management also believes these improvements which complies with the increasing Best Western standards, leads to significant improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $12,000, or 10.4%, from $115,000 for the three months ended October 31, 2018 to approximately $127,000 for the three months ended October 31, 2019. The increase was directly proportional linked to the increased occupancy and revenue at the hotel properties.

Utility expenses increased approximately $57,000, or 98.3% to approximately $115,000 reported for the three months ended October 31, 2019 compared with approximately $58,000 for the three months ended October 31, 2018, due to increased utility costs year over year.

Hotel property depreciation expenses increased by approximately $61,000, or 29.2%, from approximately $209,000 reported for the three months ended October 31, 2018 compared to approximately $270,000 for the three months ended October 31, 2019. Increased depreciation is results from the capitalization of the property improvements previously referred to.

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

With approximately $1,530,000 of cash and short term investments as of October 31, 2019 and the availability of a $150,000 bank line of credit, a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, additional asset sales, increasing borrowings at either, or both, the Albuquerque and Tucson hotels and using the funds generated to pay intercompany loans (1) due from the Tucson hotel to the Partnership of approximately $3.2 million, (2) due from the Albuquerque hotel due to the Trust of approximately $1.4 million, which was repaid to the Trust on December 4, 2019 and, (3) other due from affiliates; however, such transactions may not be available on terms that are favorable to us, or at all.

IHT and IBC agreed to extend the payment schedule on IBC’s note receivable by one (1) year, extending the first payment from November 2019 to November 2020. The reason for the extension is in support of IBC’s cash requirements; related to IBC’s realization of fully benefiting from their recent agreement with a large search-engine company and a European digital marketing company, which together have the potential of greatly increasing both IBC’s revenues and profits. These potential benefits, will in turn improve IHT’s secured position on its note receivable from IBC. Management also believes that the future collectability is probable and not subject to impairment, or allowance at this time.

Refer to Note 16 – “Discontinued Operations” for information related to the Sale of IBC Hospitality Technologies (IBC).

With the proceeds of the recently executed mortgage loan agreement for Albuquerque Suite Hospitality of $1.4 million (the “Albuquerque Loan”), the Albuquerque Hotel was able to fully repay IHT its intercompany loan and accrued interest of approximately $1.4 million. With the repayment of the intercompany loan IHT’s cash position was enhanced, facilitating a $1.0 million loan to UniGen Power, Inc. of which $600,000 was funded in December 2019, and an additional $400,000 will fund in February 2020, during IHT’s high hotel season.

Refer to Note 19 – “Subsequent Events” for information related to the “Albuquerque Loan” and the investment in UniGen Power.

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

Net cash provided by operating activities from continuing operations totaled approximately $113,000 during the nine months ended October 31, 2019 as compared to net cash used of approximately $1,701,000 during the nine months ended October 31, 2018. Consolidated net loss was approximately $912,000 for the nine months ended October 31, 2019 as compared to consolidated net income for the nine months ended October 31, 2018 of approximately $11,124,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss for the nine months ended October 31, 2019 and 2018, respectively, consist primarily of operating lease costs, stock based compensation, hotel property depreciation, and changes in assets and liabilities. Operating lease costs and stock-based compensation were approximately $(19,700) and $24,300, respectively, during the nine months ended October 31, 2019. Hotel property depreciation was approximately $765,000 during the nine months ended October 31, 2019 compared to approximately $1,017,000 during the nine months ended October 31, 2018, a decrease of $252,000 as the Trust recognized less depreciation as one of the hotel properties was sold during the fiscal year 2019.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $257,000 and approximately ($573,000) for the nine months ended October 31, 2019 and 2018, respectively. This significant increase in changes in assets and liabilities for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 was due to the decrease in operating liabilities related to ongoing operations.

Net cash provided by investing activities totaled approximately $762,000 for the nine months ended October 31, 2019 compared to net cash provided by investing activities of approximately $10,305,000 for the nine months ended October 31, 2018. The decrease in net cash provided by investing activities during the nine months ended October 31, 2019 was due primarily due to the sale of the Yuma property, which was sold in October of 2018, which provided cash of $9,930,000.

Net cash used in financing activities totaled approximately $886,000 and $1,631,000, respectively, for the nine months ended October 31, 2019 and 2018. The decrease of approximately $745,000 was primarily due to collections on Notes - Related Party.

Principal payments on mortgage notes payables for continuing operations was approximately $87,000 and $297,000 during the nine months ended October 31, 2019 and 2018, respectively. Net payments and borrowings on notes payable to banks was approximately ($9,000) and approximately $-0- during the nine months ended October 31, 2019 and 2018, respectively.

Collections on notes payables–related party, netted against borrowings on note payable–related party, was approximately $633,000 and $-0- of cash provided by financing activities during the nine months ended October 31, 2019 and 2018, respectively.

Collections on other notes payables netted against borrowings on other note payable was approximately ($845,000) and ($318,000) of net cash used in financing activities during the nine months ended October 31, 2019 and 2018, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $76,000 as sales of non-controlling ownership interest was -0- for the nine months ended October 31, 2019 and approximately $76,000 for the nine months ended October 31, 2018. During the nine months ended October 31, 2018, we primarily sold additional non-controlling interests in our Yuma, Arizona and Albuquerque, New Mexico property subsidiaries. We had no sales of our IHT stock for the nine months ended October 31, 2019 and 2018.

During the nine months ended October 31, 2019, our distributions to non-controlling interest holders was approximately $369,000 compared with approximately $670,000 for the nine months ended October 31, 2018.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of October 31, 2019 and 2018, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2019 and 2018, the Hotels spent approximately $242,000 and $779,000, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2020 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the nine months ending October 31, 2018. Repairs and maintenance were charged to expense as incurred and approximated $298,000 and $362,000 for the nine months ended October 31, 2019 and 2018, respectively.

We have minimum debt payments, net of debt discounts, of approximately $737,000 and approximately $496,000 due during fiscal years 2020 and 2021, respectively. Minimum debt payments due during fiscal year 2020 and 2021 include approximately $29,000 and $119,000 of mortgage notes payable, approximately $79,000 and $166,000 for related party notes payable, and approximately $629,000 and $212,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal years ending January 31, 2020 and January 31, 2021 (“fiscal years 2020 and 2021”) to be the continuation of competition for corporate leisure group and government business in the markets in which we operate, which may affect our ability to increase room rates while maintaining market share. Each of the Hotels, and the Tempe Hotel faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have recently been completed by competitors in both of the Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels have seen modest additional demand as supply has been relatively steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets.

The Trust may also compete for investment diversified opportunities with other entities that have greater financial resources. These entities also may generally accept more risk than the Trust can prudently manage. Competition may generally reduce the number of suitable future investment opportunities available to the.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 filed with the SEC on June 19, 2019, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute the majority of our assets, are our most critical policies which has not changed in the period ended October 31, 2019. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the nine months ended October 31, 2019 or 2018. As of October 31, 2019, our management does not believe that the carrying values of any of our hotel properties are impaired.

Sale of Hotel Assets

On August 1, 2015, the Trust finalized and committed to a plan to sell Hotel properties over time. The Trust listed Hotel properties with real estate hotel brokers, Effective October 24, 2018, the Trust sold the Yuma hotel to an unrelated third party for $16.05 million, and on June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million. Management believes that our currently owned Hotels are available at prices that are reasonable in relation to their current fair market value. The Trust believes that the plan to sell these assets will not be withdrawn. At this time, the Trust is unable to predict when, and if, either of its Hotel properties will be sold. The Trust seeks to sell one hotel per year over the next 2-3 years. The Trust continues to list the Tucson Hotel with a local real estate hotel broker. We believe that each of the assets is available at a price that is reasonable in relation to its current fair market value. There have been no other material changes to our basis of presentation since October 31, 2017.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and nine months ended October 31, 2019 and 2018 is approximately as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net loss attributable to controlling interests	$(201,000)	$2,900,000	$(1,006,000)	$1,530,000
Add back:
Depreciation	270,000	209,000	765,000	624,000
Interest expense	184,000	101,000	372,000	291,000
Taxes	-	(198,000)	-	(408,000)
Less:
Interest Income	(62,000)	(34,000)	(66,000)	(95,000)
Adjusted EBITDA	$191,000	$2,978,000	$65,000	$1,942,000

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

A reconciliation of net loss attributable to controlling interests to FFO for the three and nine months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net loss attributable to controlling interests	$(201,000)	$2,900,000	$(1,006,000)	$1,530,000
Add back:
Depreciation	270,000	209,000	765,000	624,000
Non-controlling interest	49,000	9,159,000	94,000	9,595,000
Less:
Gain on Disposal of Discontinued Operations	-	(13,323,000)	-	(13,323,000)
FFO	$118,000	$(1,055,000)	$(147,000)	$(1,574,000)

IHT Trailing 12 Month Operation Increases

Trailing 12 months revenue for the period November 1, 2018 through October 31, 2019 was approximately $6.5 million (including both continuing and discontinued operations). This is a decrease from the prior year which was approximately $12.2 million for the twelve month period November 1, 2017 through October 31, 2018, which included the gains on the sale of our IBC Hospitality Technology segment and the sale of our Yuma Hotel property.

Total 12-month trailing net income for the same 12-month time period was approximately $658,000, a decrease of 89% from approximately $8.3 million for the same 12-month period in the prior year, which included the gain on the sale of the Trust’s Yuma hotel and the IBC technology sector.

Non-cash depreciation for the current 12-month trailing period was approximately $987,000 with the 12-month trailing profit before non-cash depreciation totaling approximately $1,645,000.

FUTURE POSITIONING

In viewing the hotel industry cycles, the Board of Trustees determined that it was appropriate to actively seek buyers for our Hotel properties. We engaged the services of several hotel brokers and began independently advertising our Hotels for sale. We sold the Ontario hotel in June 2017 and the Yuma Hotel in October 2018. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,752,371	$-	7,995,000
Tucson Oracle	7,449,506	4,756,000	16,600,000

	$9,201,877	$4,756,000	$24,595,000

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2019.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of January 31, 2019. Current year efforts are being made to remediate some, if not all, of these material weaknesses.

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect these remediation efforts will be implemented throughout fiscal year 2020 and 2021.

Despite the material weaknesses reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended October 31, 2019 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the nine months ended October 31, 2019, the Trust acquired 65,142 Shares of Beneficial Interest in open market transactions at an average price of $1.68 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 982,101 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. On June 25, 2019, the Trust’s Board of Trustee’s authorized the repurchase of up to 750,000 shares and units in addition to the above amounts previously authorized.

		Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
February 1 - February 28, 2019	10,449	$1.86	235,251	739,551
March 1 - March 31, 2019	7,022	$1.88	242,273	732,529
April 1 - April 30, 2019	15,261	$1.67	257,534	717,268
May 1 - May 31, 2019	4,034	$1.55	261,568	1,013,234
June 1 - June 31, 2019	7,892	$1.61	269,460	1,005,342
July 1 - July 31, 2019	20,484	$1.58	289,944	984,858
August 1 - August 31, 2019	4,587	$1.67	294,531	980,271
September 1 - September 30, 2019	2,288	$1.78	296,819	977,983
October 1 - October 31, 2019	1,426	$1.78	298,245	976,557
Total	73,385

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

INNSUITES HOSPITALITY TRUST

Date: December 26, 2019	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 26, 2019	/s/ Craig S. Miller
Craig S. Miller
Craig Miller, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

