Form 10-K
period 2020-01-31
INNSUITES HOSPITALITY TRUST
filed 2020-08-14
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020.

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2019, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $5,876,683

Number of Shares of Beneficial Interest outstanding as of August 12, 2020: 9,145,008

Documents incorporated by reference: None.

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1971. The Trust is not a real estate investment trust for federal taxation purposes, but is taxed as a C-corporation. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites® Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns interests in two hotels, operates and provides management services for three hotels, and provides trademark license services. At January 31, 2020, and currently, the Trust owns a 75.89% sole general partner interest in the Partnership, which controls a 51.01% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 20.33% interest in the InnSuites hotel located in Albuquerque, New Mexico. The Tucson and Albuquerque hotels are sometimes referred to as the “Hotels”. We anticipate selling one or both of the Hotels in the next twenty-four (24) months.

InnSuites Hotels Inc., a wholly-owned subsidiary of the Trust, provides management services for the two Trust Hotels and one hotel located in Tempe, Arizona (the “Tempe Hotel”) that is owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. InnSuites Hotels also provides trademark and licensing services to the Tempe Hotel. The Trust has approximately 120 full-time employees and approximately 20 part-time employees.

The two Hotels have an aggregate of 270 hotel suites and operate as moderate -service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth. The Trust hotels offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, and free high-speed Internet access.

For the fiscal year ahead, February 1, 2020 through January 31, 2021 the Trust’s operations are focused on recovery from the impact of the corona virus (COVID-19) pandemic, and the severe impact on the travel and hospitality industries which took place after February 1, 2020. The Trust’s primary business objective is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders, including profitable sale of assets and growth of investments. The Trust seeks to achieve this objective through intensive management and marketing of the InnSuites© hotels, and by selling hotel real estate at market prices well above book values and benefitting from diversified investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

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

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels, Inc. Under the management agreements, InnSuites Hotels manages the daily operations of the both Trust Hotels and the Tempe Hotel. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the Tempe Hotel are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration dates, but may be cancelled by either party with 90-days written notice, or potentially sooner in the event the property changes ownership.

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

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to each of the two Hotels. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and the number of available suites at the Hotels. The agreements with Best Western are year-to-year. Best Western requires that the Hotels meet certain requirements for room quality, and the two Hotels are subject to removal from the Best Western reservation system if these requirements are not met. During the past year, the two Hotels received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $171,000 and $277,000, for fiscal years ended January 31, 2020 and 2019, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal year ending January 31, 2021 (“fiscal year 2021”) to be the economic recovery from the Coronavirus (COVID-19) pandemic during the spring of 2020. The drastic impact of COVID-19 to the hospitality industry has resulted in severely reduced occupancy and significant reduction in room rates. Continued competition for reduced demand in corporate, leisure, group and government business in the markets in which we operate, will affect our ability to maintain room rates and maintain market share. Each of the Hotels, and the Tempe Hotel faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have recently been completed by competitors in both of the Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels have seen additional demand during the fiscal year ended January 31, 2020, as supply had been steady in those respective markets. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels have experienced a decrease in demand due to impact of the COVID-19 virus and the related restrictions and reduction of travel after February 1, 2020.

The Trust may not invest further in hotels, but rather diversify into investments including the $1 million investment made by the Trust in December 2019 in the innovative UPI efficient clean energy power generation company. The Trust may continue to seek further diversification through a reverse merger with a larger non-public entity.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Hotel experiences its highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter (the winter season). The second fiscal quarter tends to be the lowest occupancy period at the Tucson Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing balance to the general seasonality of the Trust’s hotel business.

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened terrorist attack, viral outbreak or pandemic, international conflict, data breach, regional economic downturn or poor weather conditions should occur during the first or fourth fiscal quarters, the adverse impact to the Trust’s revenues could likely be greater as a result of its seasonal business.

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

In the fiscal year ended January 31, 2019, we remodeled 100% of each property’s available suites and public areas. The Albuquerque Hotel added six additional suites during the fiscal quarter ending April 30, 2018 by splitting several two-room suites into individual suites. The Trust owns a direct 20.33% interest in the InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel. The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 75.89% general partner interest in the Partnership.

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

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2020	High	Low	Dividends
First Quarter	$1.95	$1.59	-

Second Quarter	$1.68	$1.36	$0.01

Third Quarter	$1.69	$1.44	-

Fourth Quarter	$1.62	$1.47	$0.01

Fiscal Year 2019	High	Low	Dividends
First Quarter	$1.82	$1.43	-

Second Quarter	$2.35	$1.25	$0.01

Third Quarter	$1.85	$1.28	-

Fourth Quarter	$1.80	$1.41	$0.01

The Trust intends to maintain a conservative dividend policy to facilitate the reduction of debt, and currently is, and has, been paying $0.02 per share per fiscal year. In the fiscal years ended January 31, 2019 and 2020, the Trust paid dividends of $0.01 per share in each of the second and the fourth quarters. The Trust has paid dividends each fiscal year since its inception in 1971. The Trust has approved to pay the scheduled $0.01 dividend payable on July 31, 2020.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the fiscal year ended January 31, 2020, the Trust acquired 71,543 Shares of Beneficial Interest in open market transactions at an average price of $1.71 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 372,965 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date.

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during fiscal year 2020. These grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

For stock option grants during fiscal 2020, see Note 24 to our Consolidated Financial Statements - “Stock Options.”

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

We are engaged in the ownership and operation of hotel properties. At January 31, 2020, the Trust had two moderate -service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites, and managed a third hotel in Tempe, Arizona. Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of limited service restaurants and bars, and meeting/banquet room rentals.

At January 31, 2020, we owned, through our sole general partner’s interest in the Partnership, a direct 20.33% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned a 51.01% interest in the Tucson, Arizona. Hotel.

Our operations consist of one reportable segment – Hotel Operations & Hotel Management Services. Hotel Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 270 suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels and a non-owned hotel in Tempe, Arizona. As part of our management services, we also provide trademark and licensing services.

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors, such as the virus-related travel slowdown in the fiscal year starting February 1, 2020, can and have negatively impacted hotel room demand and pricing, which reduces our profit margins. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins and higher hourly labor costs. Either a further increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on the rates and revenue of the Hotels in their respective markets.

We experienced strong economic conditions during fiscal year 2020. We anticipate that a weak travel and hospitality industry for most of the fiscal year ending January 31, 2021 due to the COVID-19 related decline in travel. We expect the major challenge for fiscal year 2021 to be the recovery of the travel industry, and our Hotel’s occupancy levels, followed by room rates. We believe that we have positioned the Hotels to remain competitive through our now completed refurbishment(s), by offering a relatively large number of two-room suites at each location, and by maintaining robust complementary guest items, including complimentary breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by marketing the remaining two Hotels over the next 24 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. In the process of reviewing merger opportunities in the fiscal year ended January 31, 2020, the Trust identified and invested $1 million in Unigen Power, Inc. (“Unigen”, or “UPI), a innovative efficient clean energy power generation company For more information on our strategic plan, including information on our progress in disposing of our hotel properties, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In fiscal year 2020, as compared with fiscal 2019, occupancy decreased 0.20% to 80.45% from 80.65% in the prior fiscal year. ADR increased by $4.20, or 5.46%, to $81.18 in fiscal year 2020 from $76.98 in fiscal year 2019. The flat/slightly decreased occupancy and increased ADR resulted in an increase in REVPAR of $2.94, or 4.71%, to $65.31 in fiscal year 2020 from $62.37 in fiscal year 2019. The increased in ADR and REVPAR reflect an improved product and improved economy.

For the fiscal year ending January 31, 2021, we anticipate reduced occupancy and to a lesser extent lower rates (ADR), resulting in reduced REVPAR all due to the COVID-19 virus-related travel/hospitality slowdown. We expect some offsetting benefit from the expected forgiveness of debt related to the Small Business Administration (SBA) Payroll Protection Program (PPP) loans.

The following table shows certain historical financial and other information for the periods indicated:

	For the Twelve Months Ended
Albuquerque	January 31,
	2020	2019	change	%-Incr/decr
Occupancy	88.04%	87.71%	0.33%	0.37%
Average Daily Rate (ADR)	$81.20	$75.28	$5.92	7.86%
Revenue Per Available Room (REVPAR)	$71.49	$66.03	$5.46	8.26%

	For the Twelve Months Ended
Tucson	January 31,
	2020	2019	change	%-Incr/decr
Occupancy	74.69%	76.38%	-1.69%	-2.21%
Average Daily Rate (ADR)	$80.38	$75.88	$4.51	5.94%
Revenue Per Available Room (REVPAR)	$60.04	$57.96	$2.08	3.60%

	For the Twelve Months Ended
Combined	January 31,
	2020	2019	change	%-Incr/decr
Occupancy	80.45%	80.65%	-0.20%	-0.25%
Average Daily Rate (ADR)	$81.18	$76.98	$4.20	5.46%
Revenue Per Available Room (REVPAR)	$65.31	$62.37	$2.94	4.71%

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 10 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, and 4 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” and “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” respectively.

●	For a discussion of other related party transactions, see Note 17 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019.

Overview

A summary of total Trust operating results for the fiscal years ended January 31, 2020 and 2019 is as follows:

	2020	2019	Change	% Change
Total Revenues from Continuing Operations	$6,568,171	$6,168,965	$399,206	6%
Operating Expenses from Continuing Operations	8,420,980	7,474,089	(946,891)	(13)%
Operating Loss from Continuing Operations	(1,852,809)	(1,305,125)	(547,684)	(42)%
Interest Income from Continuing Operations	146,645	108,652	37,993	35%
Interest Expense from Continuing Operations	(566,682)	(381,310)	(185,372)	49%
Income Tax Benefit (Provision) from Continuing Operations	294,402	(407,727)	702,129	(172)%
Consolidated Net Loss from Continuing Operations	(1,978,444)	(1,985,510)	7,066	0%

As a result of the sale of IBC (see Note 25), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-K reflects this change with IBC being reported as discontinued operation.

The Trust has its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

REVENUE – CONTINUING OPERATIONS:

For the twelve months ended January 31, 2020, we had total revenue of approximately $6,568,000 compared to approximately $6,169,000 for the twelve months ended January 31, 2019, a increase of approximately $399,000, or 6.5%. In the prior fiscal years ended January 31, 2019 and 2018, we made significant improvements to our Tucson, Arizona property which allowed us to increase rates with increased occupancy. For comparability purposes, the current fiscal year revenues do not include our Yuma, Arizona properties which was sold on October 24, 2018, and our IBC Technology Division which was sold in August of 2018.

We realized a 7.1% increase in room revenues during fiscal year 2020 as room revenues were approximately $6,278,000 for the fiscal year ending January 31, 2020 as compared to approximately $5,862,000 for the fiscal year ending January 31, 2019. With changes in our food and beverage offerings, our food and beverage revenue increased by 36.0% to approximately $68,000 for fiscal year 2020 as compared to approximately $50,000 during fiscal year 2019, an increase of approximately $18,000. - We also realized an approximate 1.2% decrease in management and trademark fee revenues during fiscal year 2020 to approximately $170,000 as compared to approximately $172,000 during fiscal year 2019. Management and trademark fee revenues decreased during fiscal year 2020 as a result of the loss of management fees due to the sale of the Yuma hotel, offset by higher fees from the remaining hotels. Management fees remained unchanged year on year at 5%. During fiscal year 2021, we expect management and trademark fee revenues to be lower when compared to fiscal year 2020 management and trademark fee revenues, on reduced revenues. We realized an approximate 40% decrease in other revenues from the hotel properties during fiscal year 2020 to approximately $51,000 as compared to approximately $85,000 during fiscal year 2019.

EXPENSES – CONTINUING OPERATIONS:

Total expenses before interest expense and income tax provision was approximately $8,421,000 for the twelve months ended January 31, 2020 reflecting an increase of approximately $947,000 compared to total expenses before interest expense and income tax provision of approximately $7,474,000 for the twelve months ended January 31, 2019. The increase was primarily due to an increase in operating expenses for the $825,000 impairment of the IBC/Obasa Note Receivable and the effects of the adoption of ASC-842 lease accounting pronouncement in 2019. Specific expense comparisons to the prior fiscal year are detailed in the following categories.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $2,033,000 for the fiscal year ended January 31, 2020 compared to approximately $1,941,000 in the prior year period for an increase of approximately $92,000, or 4.7% increase. Room expenses increased as occupancy at the hotels increased, and additional expenses were incurred with the increased occupancy

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the fiscal year ended January 31, 2020, food and beverage expenses increased approximately $37,000, or 51.4%, to approximately $109,000 for the fiscal year ended January 31, 2020, compared to approximately $72,000 for the fiscal year ended January 31, 2018. This increase is consistent with the 36% increase in food and beverage revenue and additional costs associated with our improved food and beverage offerings.

Telecommunications expense, consisting of telephone and Internet costs, were classified as general and administrative expense for the fiscal year ended January 31, 2020, as compared to the prior fiscal year ended January 31, 2019 which were approximately $3,000.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $2,998,000 for the twelve months ended January 31, 2020, increasing approximately $664,000 from approximately $2,334,000 for the twelve months ended January 31, 2019 primarily due to the impairment of the Obasa/IBC Note Receivable of $825,000, offset by cost reductions in staffing at the corporate headquarters.

Sales and marketing expense decreased approximately $11,000, or 18.9%, to approximately $570,000 for the twelve months ended January 31, 2020 from approximately $581,000 for the twelve months ended January 31, 2019.

Repairs and maintenance expense decreased by approximately $92,000, or 18.6%, from approximately $495,000 reported for the twelve months ended January 31, 2019 compared to approximately $403,000 for the twelve months ended January 31, 2020. Having completed property improvements at our Tucson, Arizona property during the fiscal year ended January 31, 2019, our repair and maintenance expense in the current year was significantly lower. Management believes the improvements, which complies with the increasing Best Western standards, has led to improved guest satisfaction and driven revenue growth

Hospitality expense increased by approximately $27,000, or 5.6%, from $483,000 for the twelve months ended January 31, 2019 to approximately $510,000 for the twelve months ended January 31, 2020. The increase was primarily due to the additional product mix provided during the Hotels’ complimentary breakfast and happy hour required by Best Western.

Utility expenses increased by $21,000, or 5.8% to approximately $383,000 000 for the twelve months ended January 31, 2020 from approximately $362,000 for the twelve months ended January 31, 2019. Utility increases were consistent with, and in support of, our higher revenues.

Hotel property depreciation expenses increased by approximately $57,000, or 6.7%, from approximately $845,000 reported for the twelve months ended January 31, 2019 compared to approximately $902,000 for the twelve months ended January 31, 2020. Increased depreciation resulted from the additional capital expenditures associated with the Tucson hotel improvements and, to a lesser extent, improvements at the Albuquerque hotel, made during the fiscal year ended January 31, 2019.

REVENUE – DISCONTINUING OPERATIONS

Hotel Operations & Corporate Overhead Segment

On October 24, 2018, the Trust sold its Yuma, Arizona hotel to an unrelated third party for approximately $16.05 million, which the Trust received in cash. Total gain on sale was approximately $9.6 million. For the fiscal year ended January 31, 2019, the Yuma, Arizona hotel had approximately $3,294,000 of revenue consisting of approximately $3.2 million of room and other revenues and approximately $28,000 of food and beverage revenues. For the fiscal year ended January 31, 2018, the Yuma, Arizona hotel had approximately $4,125,000 of revenue, consisting of approximately $4.1 million in room and other revenues and approximately $42,000 of food and beverage revenues Since the Yuma hotel was sold in the fiscal year ended January 31, 2019, no revenue exists for the current fiscal year .

IBC Technology Segment

Our IBC Technologies Division was sold effective July 31, 2018, to an unrelated party for approximately $3.0 million, for which the Trust received $250,000 in cash, carried the balance of $2,750,000 in the form of a secured note. For the fiscal year ended January 31, 2019 we had total IBC revenue of approximately $223,000. There is no revenue for the current fiscal year.

Hotel Operations & Corporate Overhead Segment

For the twelve months ended January 31, 2019, IBC had approximately $2,808,000 of total expenses. There are no expenses for IBC in the current fiscal year ended January 31, 2020

For the fiscal year ended January 31, 2019, our Yuma, Arizona hotel was owned and operated by the Trust for approximately 9 months and incurred normal routine operating expenses including approximately $1,262,000 of room expenses, approximately $36,000 food and beverage expenses, approximately $365,000 general and administrative expenses, approximately $177,000 of sales and marketing expenses, approximately $185,000 of repairs and maintenance expenses, approximately $168,000 of hospitality expenses, approximately $161,000 utilities, approximately $344,000 of depreciation, approximately $88,000 of property insurance and tax expenses. There are no expenses for the Yuma, Arizona hotel for the fiscal year ended January 31, 2020.

IBC Technology Segment

Total expenses of approximately $892,000 for the twelve months ended January 31, 2019 were approximately for the twelve months ended January 31, 2018. Our IBC Technologies Division was sold in August 2018.

For the fiscal year ended January 31, 2019, our IBC Development Segment was owned and operated by the Trust for approximately 7 months and incurred normal routine operating expenses including approximately $402,000 of general and administrative expenses, of approximately $292,000 of sales and marketing expenses, approximately $143,000 of reservation acquisition costs, and approximately $50,000 of depreciation expense

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

Our principal source of cash to meet our cash requirements, including distributions to our shareholders, is our share of the Partnership’s cash flow, quarterly distributions from the Albuquerque, New Mexico property and sales of our hotel properties. The Partnership’s principal source of revenue is hotel operations and distributions for the one hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations and to service our debt.

Hotel operations are significantly affected by occupancy and room rates at the Hotels. Due to the impact of the COVID-19 virus on the travel and hospitality industries, and the economy in general, we are anticipating significantly lower occupancy and ADR during this coming year and capital improvements are expected to decrease from the prior year, especially in our first fiscal quarter February 1, 2020 through April 30, 2020. We expect only modest recovery in our second fiscal quarter (May-July, 2020) with continuing improvement during the remainder of the fiscal year ending January 31, 2021, as the travel and hospitality industries, and overall economy, rebound.

With approximately $1,200,000 of cash and short term investments as of January 31, 2020 and the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note and the availability of our two available Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, increasing borrowings at either, or both, the Albuquerque and Tucson hotels and using the funds generated to pay intercompany loans due from the Tucson hotel to the Partnership of approximately $3.7 million; however, such transactions may not be available on terms that are favorable to us, or at all.

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

Net cash used in operating activities totaled approximately $953,000 during fiscal year 2020 as compared to approximately $1,799,000 used in the prior fiscal year. Consolidated net income was approximately $(1,978,000) for the fiscal year ended January 31, 2020 as compared to consolidated net income for the fiscal year ended January 31, 2019 of approximately $11,106,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss and net income for the years ended January 31, 2020 and 2019, respectively, consist primarily of gain on disposal of assets, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $902,000 during fiscal year 2020 compared to approximately $1,245,000 during fiscal year 2019, a decrease of $343,000 as the Trust recognized less depreciation as one of the hotel properties was sold during the fiscal year 2019. There was no amortization of intangibles during fiscal years 2020 or 2019.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $91,000 and approximately $(296,000) for the fiscal years ended January 31, 2020 and 2019, respectively. This increase in changes in assets and liabilities for the fiscal year ended January 31, 2020 compared to the fiscal year ended January 31, 2019 was due to decreases in accounts payables and accrued liabilities.

Net cash provided by investing activities totaled approximately $1,305,000 for the year ended January 31, 2020 compared to net cash provided by investing activities of approximately $8,372,000 for the year ended January 31, 2019. The decrease in net cash provided by investing activities during fiscal year 2020 was due to (1) the Yuma hotel sale in the prior year; and there were no hotels sold in the current year, (2) the $1.0 million investments in UniGen Power Inc. [UPI], (3) offset by the lending on advances to affiliates – related party of approximately $75,000 during the fiscal year 2020 as compared to approximately $776,000 for the fiscal year 2019.

Net cash provided by financing activities totaled approximately $99,000 compared to net cash used of $10,399,000 for the years ended January 31, 2020 and 2019, respectively. The significant decrease of approximately $10,498,000 was primarily due to decreases in distributions to non-controlling interest holders, decreases in repurchase of treasury stock; and increases in collection online of credit – related party,

Principal payments on mortgage notes payables for continuing operations was approximately $120,000 and $102,000 during the fiscal years ended January 31, 2020 and 2019, respectively. Payments on notes payable to banks was approximately $170,000 and approximately $-0- during the fiscal years ended January 31, 2020 and 2019, respectively as we paid off our mortgages on our Yuma, Arizona property in the fiscal year ended January 31, 2019, as that asset was sold. Borrowings on Mortgage Notes Payable was $1,400,000 and $-0- during the fiscal years ended January 31, 2020 and 2019, respectively due to refinancing our Albuquerque, New Mexico property in the fiscal year ended January 31, 2020.

For the fiscal year ended January 31, 2020, payments on line of credit – related party netted against borrowings on line of credit – related party was approximately $-0- of net cash provided by financing activities as compared to approximately $178,000 of net cash provided by financing activities for the fiscal year ended January 31, 2019.

Payments on notes payables – related party netted against borrowings on note payable – related party was approximately $323,000 and $306,000 of net cash used by financing activities during the fiscal years ended January 31, 2020 and 2019, respectively.

Payments on other notes payables netted against borrowings on other note payable was approximately $614,000 and $330,00 of net cash provided by financing activities during the fiscal years ended January 31, 2020 and 2019, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $102,000 as sales of non-controlling ownership interest was approximately $-0- for the fiscal year ended January 31, 2020 and approximately $102,000 for the year ended January 31, 2019. We had no sales of our IHT stock for the fiscal years ended January 31, 2020 and January 31, 2019.

During the fiscal year ended January 31, 2020, our distributions to non-controlling interest holders was approximately $521,000 compared with approximately $9,560,117 for the fiscal year ended January 31, 2019.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of January 31, 2020 and 2019, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the fiscal year ended January 31, 2020 and 2019, the Hotels spent approximately $251,000 and $937,000, respectively, for capital expenditures. We consider the majority of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For fiscal year 2021 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona and Albuquerque, New Mexico hotels. Repairs and maintenance were charged to expense as incurred and approximated $403,000 and $680,000 for fiscal years 2020 and 2019, respectively.

We have minimum debt payments, net of debt discounts, of approximately $1,754,000 and approximately $668,000 due during fiscal years 2020 and 2021, respectively. Minimum debt payments due during fiscal year 2021 include approximately $161,000 of mortgage notes payable, approximately $167,000 of other notes payable secured promissory notes outstanding to related parties and approximately $807,000 of other notes payable secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases.

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

On January 11, 2018, the Trust received a letter from the NYSE American LLC informing us that the Trust is back in compliance with all the NYSE American LLC continued listing standards set forth in Part 10 of the NYSE American LLC Company Guide. Specifically, the Trust has resolved the continued listing deficiencies with respect to Section 1003(a)(iii) of the Company Guide reference in the Exchange’s letters dated January 19, 2017. The Trust’s shareholders equity as of January 31, 2018, October 31, 2017, and July 31, 2017 exceeded $8.2 million which met the minimum requirement of $6 million. The Trust will be subject to ongoing review for compliance with NYSE American LLC requirements as part of the Exchange’s routine monitoring.

On July 1, 2020 the Trust received a letter from the NYSE American LLC informing the Trust of noncompliance with the NYSE American continued listing standards, being subject to the procedures and requirements set forth in Section 1007 of the NYSE American Company Guide. The Trust had failed to timely issue its Form 10-K for the fiscal year ended January 31, 2020.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the fiscal years ended January 31, 2020 and 2019 follows:

	Twelve Months Ended January 31,
	2020	2019
Net loss attributable to controlling interests	$(1,742,000)	$1,420,000
Add back:
Depreciation	902,000	846,000
Interest expense	567,000	381,000
Taxes	-	407,727
Less:
Tax benefit	(294,000)
Interest Income	(147,000)	(109,000)
Adjusted EBITDA	$(714,000)	$2,945,727

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for fiscal year ended January 31, 2020 and 2019 follows:

	Twelve Months Ended January 31,
	2020	2019
Net loss attributable to controlling interests	$(1,742,000)	$1,420,000
Add back:
Depreciation	902,000	846,000
Non-controlling interest	(237,000)	9,686,000
Less:
Gain on Disposal of Discontinued Operations	-	(13,573,000)
FFO	$(1,077,000)	$(1,621,000)

The Trust reported Consolidated Net Loss from continuing operations of approximately $1,978,000 for the fiscal year ended January 31, 2020 compared to Consolidated Net Loss from continuing operations of approximately $1,986,000 for the fiscal year ended January 31, 2019. Fiscal 2020 and 2019 Consolidated Net Income from continuing operations included non-cash depreciation, amortization and current year one-time $825,000 note receivable impairment, of approximately $1,840,000 and $846,000, respectively. Fiscal 2020 Consolidated Net Loss from continuing operations before non-cash depreciation, amortization and impairment notes receivable was approximately $(138,000) as compared with $(1,184,000) for fiscal 2019. Fiscal 2020 Consolidated Net Revenues from continuing operations were approximately $6,568,000 as compared with fiscal 2019 Revenues of approximately $6,169,000. Fiscal 2020 Net Income Per Share was $(0.21) as compared with fiscal 2019 Net Income Per Share of $1.20.

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

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,642,000	$1,396,690	7,995,000
Tucson Oracle	7,253,000	4,708,978	16,600,000

	$8,895,000	$6,105,668	$24,595,000

The listed asking price is the amount at which we would sell each of the Hotels and is adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

On August 1, 2015, we finalized and committed to a plan to sell over time our hotel properties. We listed each of the properties with a local real estate hotel broker and we believe that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. We plan to sell our remaining two Hotel properties within two years, based on feedback received by our local hotel real estate property professional brokers and we have engaged hotel real estate brokers who specialize in the selling/buying hotel real estate properties for the sale of our Tucson and Albuquerque Hotel properties. We can provide no assurance that we will be able to sell either or both Hotel properties on terms favorable to us or within our expected time frame, or at all.

Effective October 24, 2018, the Trust sold the Yuma hotel to an unrelated third party for $16.05 million. With an estimated basis of approximately $4.6 million, the sale resulted in the recognition of a significant profit after transactional costs.

Although we believe it is probable, we may be unable to realize the listed sales price for the individual Hotel properties, or to sell them at all. However, we believe that the listed values are reasonable based on local market conditions and comparable sales. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all the listed asking prices.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in fiscal years 2020 or 2019. As of January 31, 2020, our management does not believe that the carrying values of any of our hotel properties are impaired. The Trust did take a reserve for bad debt as of January 31, 2020 reflecting its concern with the collectability of the Obasa note receivable, related to the sale of the IBC technology segment.

Sale of Hotel Assets

On August 1, 2015, the Trust finalized and committed to a plan to sell Hotel properties. The Trust listed Hotel properties with real estate hotel brokers, Effective October 24, 2018, the Trust sold the Yuma hotel to an unrelated third party for $16.05 million, and on June 2, 2017, the Trust sold its Ontario, California hotel to an unrelated third party for approximately $17.5 million. Management believes that our currently-owned Hotels are listed at prices that is reasonable in relation to their current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. At this time, the Trust is unable to predict when, and if, either of its two Hotel properties will be sold. The Trust has listed the Tucson hotel with local real estate hotel brokers and, we believe, that both the Tucson and Albuquerque hotels are being marketed at a price that is reasonable in relation to its current fair value.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of trustees of InnSuites Hospitality Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the year ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the year ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hall & Company Certified Public Accountants & Consultants, Inc.

We have served as the Trust’s auditor since 2015

Irvine, CA

August 14, 2020

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2020	JANUARY 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,200,528	$749,075
Short-Term Investments – Available For Sale Securities	-	1,896,556
Accounts Receivable, including approximately $375,000 and $79,000 from related parties, and net of Allowance for Doubtful Accounts of approximately $15,000 and $3,000 as of January 31, 2020 and 2019, respectively	585,226	236,942
Income Tax Receivable	294,402	-
Advances to Affiliates - Related Party	1,000,000	986,361
Notes Receivable - Related Party	-	632,027
Current Portion of Note Receivable (net)	91,667	229,167
Prepaid Expenses and Other Current Assets	77,806	95,553
Current Assets of Discontinued Operations	-	320,447
Total Current Assets	3,249,629	5,146,128
Property, Plant and Equipment, net	8,983,323	9,532,793
Note Receivable (net)	1,833,333	2,520,833
Operating Lease – Right of Use	2,197,364	-
Finance Lease – Right of Use	131,806	-
Investments	600,000	-
TOTAL ASSETS	$16,995,455	$17,199,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,384,971	$1,092,000
Current Portion of Notes Payable - Related Party	161,440	317,738
Current Portion of Mortgage Notes Payable, net of Discount	160,849	115,106
Current Portion of Notes Payable to Banks, net of Discount	17,100	9,300
Current Portion of Other Notes Payable	806,712	1,229,069
Current Portion of Operating Lease Liability	168,780	-
Current Portion of Finance Lease Liability	31,123	-
Current Liabilities of Discontinued Operations	-	546,803
Total Current Liabilities	2,730,975	3,310,016
Notes Payable - Related Party	-	166,677
Mortgage Notes Payable, net of Discount	5,944,819	4,709,586
Other Notes Payable	73,491	264,960
Operating Lease Liability, net of current portion	2,252,964	-
Finance Lease Liability, net of current portion	75,396	-
TOTAL LIABILITIES	11,077,645	8,451,239

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,607,960 and 18,859,960 shares issued and 9,273,299 and 9,360,292 shares outstanding at January 31, 2020 and 2019, respectively	21,837,048	23,738,260
Treasury Stock, 9,334,916 and 9,229,923 shares held at cost at January 31, 2020 and 2019, respectively	(13,689,533)	(13,517,833)
TOTAL TRUST SHAREHOLDERS’ EQUITY	8,147,515	10,220,427
NON-CONTROLLING INTEREST	(2,229,705)	(1,471,912)
TOTAL EQUITY	5,917,810	8,748,515
TOTAL LIABILITIES AND EQUITY	$16,995,455	$17,199,754

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2020	2019
REVENUE
Room	$6,277,805	$5,861,879
Food and Beverage	68,163	50,279
Management and Trademark Fees	170,234	171,748
Other	51,969	85,059
TOTAL REVENUE	6,568,171	6,168,965

OPERATING EXPENSES
Room	2,033,154	1,940,530
Food and Beverage	108,840	72,477
Telecommunications	395	3,574
General and Administrative	2,173,203	2,333,749
Sales and Marketing	569,921	580,885
Repairs and Maintenance	403,147	494,776
Hospitality	509,555	483,486
Utilities	382,560	361,874
Depreciation	901,664	845,693
Impairment of Note Receivable	825,000
Real Estate and Personal Property Taxes, Insurance and Ground Rent	492,461	357,045
Other	21,080	-
TOTAL OPERATING EXPENSES	8,420,980	7,474,089
OPERATING LOSS	(1,852,809)	(1,305,125)
Interest Income	146,645	156
Interest Income on Advances to Affiliates - Related Party	-	108,496
TOTAL OTHER INCOME	146,645	108,652
Interest on Mortgage Notes Payable	244,079	238,908
Interest on Notes Payable to Banks	-	-
Interest on Other Notes Payable	322,603	142,402
TOTAL INTEREST EXPENSE	566,682	381,310
CONSOLIDATED NET LOSS BEFORE INCOME TAX BENEFIT (PROVISION) AND DISCONTINUED OPERATIONS	(2,272,846)	(1,577,783)
Income Tax Benefit (Provision)	294,402	(407,727)
CONSOLIDATED NET LOSS FROM CONTINUING OPERATIONS	$(1,978,444)	$(1,985,510)
Discontinued Operations, Net of Non-Controlling Interest	$-	$(482,025)
Gain on Disposal of Discontinued Operations	$-	$13,573,418
CONSOLIDATED NET INCOME FROM DISCONTINUED OPERATIONS	$-	$13,091,393
CONSOLIDATED NET (LOSS) INCOME	$(1,978,444)	$11,105,883
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(236,756)	$9,686,182
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,741,688)	$1,419,701
NET LOSS PER SHARE FROM CONTINUING OPERATIONS – BASIC & DILUTED	$(0.21)	$(0.21)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS – BASIC & DILUTED	$-	$1.41
NET (LOSS) INCOME PER SHARE TOTAL – BASIC & DILUTED	$(0.21)	$1.20
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,324,530	9,283,081

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2020 and 2019

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2018	9,775,669	$22,333,905	8,796,546	$(12,662,996)	$9,670,909	$(1,551,940)	$8,118,969
Net Income	-	1,419,701	-	-	1,419,701	9,686,182	11,105,883
Dividends	-	(195,575)	-	-	(195,575)	-	(195,575)
Purchase of Treasury Stock	(433,377)	-	433,377	(854,837)	(854,837)	-	(854,837)
Shares of Beneficial Interest Issued for Services Rendered	18,000	32,400	-	-	32,400	-	32,400
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	101,792	101,792
Distribution to Non-Controlling Interests	-	-	-	-	-	(9,560,117)	(9,560,117)
Reallocation of Non-Controlling Interests and Other	-	147,829	-	-	147,829	(147,829)	-
Balance, January 31, 2019	9,360,292	$23,738,260	9,229,923	$(13,517,833)	$10,220,427	$(1,471,912)	$8,748,515

Net (Loss)		(1,741,688)	-	-	(1,741,688)	(236,756)	(1,978,444)
Dividends		(191,924)	-	-	(191,924)	-	(191,924)
Purchase of Treasury Stock	(104,993)	-	104,993	(171,700)	(171,700)	-	(171,700)
Shares of Beneficial Interest Issued for Services Rendered	18,000	32,400	-	-	32,400	-	32,400
Sales of Ownership Interests in Subsidiary, net		-	-	-	-	-	-
Distribution to Non-Controlling Interests		-	-	-	-	(521,037)	(521,037)
Reallocation of Non-Controlling Interests and Other		-	-	-	-	-	-
Balance, January 31, 2020	9,273,299	$21,837,048	9,334,916	$(13,689,533)	$8,147,515	$(2,229,705)	$5,917,810

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss) Income	$(1,978,444)	$11,105,883
Adjustments to Reconcile Consolidated Net (Loss) Income to Net Cash Used In Operating Activities:
Note Receivable Impairment	825,000	-
Stock-Based Compensation	32,400	32,400
Depreciation	901,664	1,244,581
Gain on Disposals on Assets	-	(13,573,418)
Changes in Assets and Liabilities:
Accounts Receivable	(348,284)	133,382
Income Tax Receivable	(294,402)	-
Prepaid Expenses and Other Assets	17,747	43,278
Accrued Interest Income	-	(36,008)
Accounts Payable and Accrued Expenses	(108,448)	(749,519)
NET CASH USED IN OPERATING ACTIVITIES	(952,767)	(1,799,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(324,445)	(936,784)
Investments in Unigen	(253,593)	-
Redemption (Purchases) of Marketable Securities	1,896,556	(896,226)
Cash Received From Sale of Hotel Property and IBC	-	10,184,766
Lendings on Advances to Affiliates - Related Party	(75,000)	(776,008)
Collections on Advances to Affiliates - Related Party	61,361	796,008
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,304,879	8,371,756

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(119,024)	(102,384)
Borrowings on Mortgage Notes Payable	1,400,000	-
Payments on Notes Payable to Banks, net of financing costs	(170,200)	-
Borrowings on Notes Payable to Banks, net of financing costs	178,000	9,300
Payments on Line of Credit - Related Party	-	(1,390,656)
Borrowings on Line of Credit - Related Party	-	1,569,428
Lendings on Notes Receivable - Related Party	(256,000)	-
Collections on Notes Receivable - Related Party	888,027	-
Borrowings on Note Payable - Related Party	-	(306,158)
Payments on Notes Payable - Related Party	(322,975)	-
Payments on Other Notes Payable	(664,826)	(195,313)
Borrowings on Other Notes Payable	51,000	525,512
Payment of Dividends	(191,924)	(195,575)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	-	101,792
Distributions to Non-Controlling Interest Holders	(521,037)	(9,560,117)
Repurchase of Treasury Stock	(171,700)	(854,837)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	99,341	(10,399,008)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	451,453	(3,826,673)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	749,075	4,575,748
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,200,528	$749,075

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2020, InnSuites Hospitality Trust (the “Trust”, “we”, “us” or “our”) is a publicly traded company with hotels IHT owns and hotels IHT manages. The Trust and its shareholders own interests directly in and through a partnership interest, two hotels with an aggregate of 270 suites in Arizona and New Mexico (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites.

Hotel Operations:

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full-service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations but lack leisure amenities such as an on-site restaurant or a swimming pool. The Trust considers its Tucson, Arizona hotel and our hotel located in Albuquerque, New Mexico to be moderate or limited service hotels. IHT provides management services on a wide variety of hotels.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 74.94% and 74.80% interest in the Partnership as of January 31, 2020 and 2019. The Trust’s weighted average ownership for the years ended January 31, 2020 and 2019 was 75.89% and 72.53%. As of January 31, 2019, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.33% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

Under certain management agreements, InnSuites Hotels Inc., a subsidiary, manages the Hotels’ daily operations. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned InnSuites Hotels. All such expenses and reimbursements between the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation.

On August 1, 2015, the Trust finalized and committed to a plan to sell all the hotel properties. As of May 1, 2016, the Trust listed all the Hotel properties with a local real estate hotel broker, and management believed that each of the assets was being marketed at a price that was reasonable in relation to its current fair value. The Trust believes that the plan to sell these assets will not be withdrawn. Through the Trust’s Form 10-Q for the quarter ended July 31, 2016 filed with the SEC on December 14, 2016, the Trust classified all the Hotel properties as Assets Held for Sale. As of October 31, 2016, the Trust has decided to reclassify these assets back into operations as many of these assets have been marketed for sale for more than one year. At this time, the Trust is unable to predict when, and if, any of these Hotel properties will be sold. The Trust continues to list these properties with local real estate hotel brokers and believes that each of the assets is being marketed at a price that is reasonable in relation to its current fair value. On October 24, 2018, the Yuma Hospitality Properties LLLP (the “Yuma entity”) was sold to an unrelated third party for $16,050,000 (see Note 25).

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

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

These consolidated financial statements have been prepared by management in accordance with accounting principles in accordance with Generally Accepted Accounting Principles (GAAP), and include all assets, liabilities, revenues and expenses of the Trust and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain items have been reclassified to conform to the current fiscal year presentation. The Trust exercises unilateral control over the Partnership and the entities listed below. Therefore, the financial statements of the Partnership and the entities listed below are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC (see Note 6)	20.33%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	75.89%	-
InnSuites Hotels Inc.	100.00%	-

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the particular limited partner. The Class B Partnership units may only become convertible, each into one newly-issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On both January 31, 2020 and 2019, 211,708 Class A Partnership units were issued and outstanding, representing 1.66% of the total Partnership units. Additionally, as of both January 31, 2020 and 2019, 2,974,038 Class B Partnership units were outstanding to James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all of the Class A and B Partnership units were converted on January 31, 2020, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of both January 31, 2020, and 2019, the Trust owns 10,025,771 general partner units in the Partnership, representing 75.89% of the total Partnership units.

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

As of January 31, 2020, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $-0-. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through June 30, 2021, and automatically renews year to year, unless either party gives six month advance notice to terminate. As of August 1, 2020, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $-0-.

As of January 31, 2020, the Trust had an Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through June 30, 2021, and automatically renews year to year, unless either party gives six month advance notice to terminate. As of January 31, 2020, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $1,000,000. As of August 1, 2020, the amount receivable from the Advance to Affiliate credit facility was approximately $1,000,000.

With approximately $1,225,000 of cash and short term investments, as of January 31, 2020, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of the combined $1,000,000 Advance to Affiliate credit facilities, $250,000 of available line of credit facilities with our banks,the Trust believes that we will have enough cash on hand to meet all of its financial obligations as they become due for at least the next year. In addition, management of the Trust is analyzing other strategic options available to it, including the refinancing of the Tucson property or raising additional funds through additional non-controlling interest sales; however, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Hotel experience its highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at the Tucson Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experience their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements of Topic 842, Leases” and ASU No. 2018-11,“Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Trust implemented ASU 2016-02 during the fiscal year ended January 31, 2020 and is reflected in our financial statements.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how the entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual or interim periods beginning after December 15, 2019. The Trust currently has no intangible assets.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU became effective for us beginning February 1, 2019. Adoption by the Trust did not have a material effect on our consolidated financial statements.

On Dec. 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. ASU 2019-12 is effective for fiscal years (and interim periods within those fiscal years) beginning after Dec. 15, 2020. The Trust is evaluating the impact of ASU-2019-12, but currently believes it will not have a material effect on our consolidated financial statements.

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

The Trust’s operations are affected by numerous factors, including the economy, competition in the hotel industry and the effect of the economy on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives, the recoverability of long-lived assets, the fair values of the long-lived assets, the fair value of right of use assets and lease liabilities, and the collectability of Notes Receivable.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions and committed future bookings. Management impaired these assets during the fiscal year 2018, and has determined that no further impairment is required of long-lived assets for the fiscal periods ended January 31, 2019 and January 31, 2020.

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

GOODWILL

The Trust will test goodwill for impairment annually, as applicable, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing its reporting unit’s carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Trust determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Trust must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgements in the future and require an adjustment to the recorded balances.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the fiscal years ended January 31, 2020 and 2019.

Fiscal Year	Balance at the Beginning of Period	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Period

2020	$(5,943)	$-	$(13,223)	$4,377	$(14,789)
2019	$(28,564)	$25,000	$-	$(2,379)	$(5,943)

STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 24 - “Share-Based Payments.” For fiscal years 2020 and 2019, the Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2020, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2020 resulting in stock-based compensation of $32,400. During fiscal year 2019, the Trust granted restricted stock awards of 18,000 Shares to members of the Board of Trustees, all of which vested in fiscal year 2019 resulting in stock-based compensation of $32,400.

The following table summarizes restricted share activity during fiscal years 2019 and 2020.

	Restricted Shares
	Shares	Price on date of grant
Balance at January 31, 2018	-	-
Granted	18,000	$1.80
Vested	(18,000)	$1.80
Forfeited	-
Balance of unvested awards at January 31, 2019	-

Granted	18,000	$1.35
Vested	(18,000)	$1.35
Balance of unvested awards at January 31, 2020	-
	-

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares. Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against Shares of Beneficial Interest.

INCOME TAXES

The Trust is subject to federal and state corporate income taxes, and accounts for deferred taxes utilizing an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is determined to be more likely than not that some portion, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment (see Note 18).

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2020 and 2019, the Trust paid a dividend of $0.01 per share at end of the second fiscal quarter and at the end of the fourth fiscal quarter for a total dividend of $0.02 for the fiscal year in the amounts of $191,924 and $195,575, respectively. The Trust’s ability to pay dividends is largely dependent upon the operations of the Hotels.

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

For the fiscal years ended January 31, 2020 and 2019, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 and 3,473,085 in addition to the basic shares outstanding for fiscal years 2020 and 2019, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during fiscal 2019 and are included in the calculation of diluted earnings per share for that year below.

For the Twelve Months Ended
January 31, 2019
Net (Loss) Income attributable to controlling interest	$1,419,701
Plus: Net Income attributable to non-controlling interests	9,686,182
Net (Loss) Income	$11,105,883

Weighted average common shares outstanding	9,283,081
Plus: Weighted average incremental shares resulting from unit conversion	3,153,475
Weighted average common shares outstanding after unit conversion	12,436,556

Diluted Income Per Share	$0.89

SEGMENT REPORTING

As a result of the sale of IBC (see Note 25), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-K reflects this change with IBC being reported as discontinued operation.

The Trust has chosen to focus its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $344,000 and $581,000 for the years ended January 31, 2020 and 2019, respectively.

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

The Trust has no assets or liabilities that are carried at fair value on a recurring basis and had no fair value re-measurements during the years ended January 31, 2020 and 2019.

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

During the fiscal year ended January 31, 2019, there were 15 Class A units of the Albuquerque entity sold for total proceeds of $150,000, of which 13.5 came from the Trust at $10,000 per unit. No Class A units were sold during the fiscal year ended January 3, 2020. As of January 31, 2020, the Trust held a 20.33% ownership interest, or 123.50 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 79.30% interest, or 477 Class A units. During the fiscal year ended January 31, 2019, the Albuquerque entity has made discretionary Priority Return payments to unrelated unit holders of approximately $251,000, and to the Trust of approximately $63,000. The Trust no longer accrues for these distributions as the preference period has expired.

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

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Tucson, Arizona property

During the fiscal years ended January 31, 2020 and 2019, there were no units of the Tucson entity sold. As of January 31, 2020, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or approximately 3 Class C units, and other parties held a 48.61% interest, or approximately 385 Class A units. For the fiscal year ended January 31, 2020, the Tucson entity made discretionary Priority Return payments to unrelated unit holders of approximately $270,000 and to the Partnership of approximately $283,000. The Trust no longer accrues for these distributions as the preference period has expired.

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

During the fiscal years ended January 31, 2020 and January 31, 2019, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

The following table includes assets that can only be used to settle the liabilities of Albuquerque Suites Hospitality LLC (Albuquerque Hotel) and the creditors have no recourse to the Trust. These assts and liabilities, with the exception of the investment in a privately held entity and amounts due to affiliate, which are eliminated upon consolidation with the Trust, are included in the accompanying consolidated balance sheets.

	January 31,
	2020	2019
Assets
Cash	$21,359	$81,027
Accounts Receivable	23,355	77,956
Prepaid Expenses and Deposits	19,688	12,063

Hotel Properties, Net	1,641,582	1,801,357
Operating Lease -Right of Use	2,085,984	-

Total Assets	$3,791,968	$1,972,403

Liabilities
Accounts Payable	$135,165	$94,261
Accrued Expenses and Other	278,071	421,814
Due to Affiliate	15,000	1,361,999
Operating Lease Liability (ASC 842)	2,263,467
Mortgage Notes Payable	1,396,690
Total Liabilities	$4,088,392	$1,878,074

Equity	(296,424)	94,329

Liabilities & Equity	$3,791,968	$1,972,403

6. NOTES RECEIVABLE

On August 15, 2018 Innsuites Hospitality Trust (IHT) entered into a final sale agreement for its technology subsidiary, IBC Hotels LLC (IBC), with an effective sale date as of August 1, 2018 to an unrelated third party buyer (Buyer). As a part of the sale, the Trust received a secured promissory note in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, which is recorded in the accompanying condensed balance sheet in continuing operations, net of impairment of $825,000 as described below.

●	The initial terms stated that interest accrues for the first 10 months (starting August 2018); thereafter for month 11 and 12, principal and interest payments of 50% ($25,632 per month); then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in June 2024.

●	The terms of the note was amended and modified, to extend the payment schedule, as follows:

○	“Each Payment Date set forth in the note, but not the Maturity Date, shall be extended to a date that is one (1) year, four (4) months and twenty-five (25) days after the date originally set forth in the note. For example, the first payment, which was originally schedule as due on July 5, 2019 shall be due on November 30, 2020.”

●	All other terms of the note remained unchanged, including:

○	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

○	If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2021	91,667
2022	550,000
2023	550,000
2024	550,000
2025	550,000
Thereafter	458,333
$2,750,000
Impairment	(825,000)
$1,925,000

As of January 31, 2020, the Trust evaluated the carrying value of the note of $2,750,000 for potential impairment. After review, an impairment of $825,000, or 30%, was taken against the note. Factors for the impairment included, but were not limited to:

●	Management’s evaluation of the current financial position of the Buyer, based on unaudited financial statements provided.
●	A lack of substantial quantitative data, showing the impact of the recently executed digital advertising agreement between the Buyer and Google.
●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.
●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates.

7. INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”). The Debentures are convertible into Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. The Loan is structured into two (2) payments of $600,000 and $400,00. The first payment of $600,000 was made by the Trust at closing on December 16, 2020 and the second payment was made on February 3, 2020.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common Stock (600,000 issued at January 31, 2020). The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock (120,000 issued at January 31, 2020). The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

On the Trust’s balance sheet, the investment of the $600,000 made in the current fiscal year is shown at approximately $254,000, and the value of the warrants of approximately $346,000. The value of the premium will accrete over the life of the debentures. The second payment of $400,000 was made on February 3, 2020.

The value of the warrants was based on Black-Scholes pricing model based on the following inputs:

Debenture Warrants

Type of option	Call option
Stock price	$2.25
Exercise (Strike) price	$1.00
Time to maturity (years)	2.0
Annualized risk-free rate	1.630%
Annualized volatility	27.43%

Additional Warrants

Type of option	Call option
Stock price	$2.25
Exercise (Strike) price	$2.25
Time to maturity (years)	2.0
Annualized risk-free rate	1.630%
Annualized volatility	27.43%

8. PROPERTY, PLANT, AND EQUIPMENT AND HOTEL PROPERTIES

As of January 31, 2020 and 2019, hotel properties consisted of the following:

	January 31, 2020	January 31, 2019
Land	$2,500,000	$2,500,000
Building and improvements	10,495,465	10,334,919
Furniture, fixtures and equipment	4,021,890	3,860,574
Total hotel properties	17,017,356	16,695,493
Less accumulated depreciation	(8,155,224)	(7,312,869)
Hotel Properties in Service, net	8,862,132	9,382,625
Construction in progress	40,965	43,657
Hotel properties, net	$8,903,097	$9,426,282

As of January 31, 2020 and 2019, corporate property, plant and equipment consisted of the following:

	January 31, 2020	January 31, 2019
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	160,987	534,879
Total property, plant and equipment	243,654	617,546
Less accumulated depreciation	(163,428)	(511,035)
Property, Plant and Equipment, net	$80,226	$106,511

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of January 31, 2020, and 2019, prepaid expenses and other current assets consisted of the following:

	January 31, 2020	January 31, 2019
Tax and Insurance Escrow	$57,752	$57,810
Deposits	5,000	3,000
Prepaid Insurance	(59)	5,000
Prepaid Workman’s Compensation	6,754	21,459
Miscellaneous Prepaid Expenses	8,359	8,284
Total Prepaid Expenses and Current Assets	$77,806	$95,553

10. INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

Intangible Assets

For the fiscal years ending January 31, 2020 and 2019, the Trust has no intangible assets.

Goodwill

For the fiscal years ending January 31, 2020 and 2019, the Trust has no goodwill.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2020 and 2019, accounts payable and accrued expenses consisted of the following:

	January 31, 2020	January 31, 2019 (i)
Accounts Payable	$421,281	$166,339
Accrued Salaries and Wages	89,448	251,773
Accrued Vacation	8,472	28,780
Income Tax Payable	146,666	631,130
Accrued Interest Payable	-	4,857
Advanced Deposits	59,194	60,322
Accrued Property Taxes	32,766	79,516
Accrued Land Lease	-	161,856
Sales Tax Payable	382,779	114,753
Deferred Revenue	-	31,239
Accrued Other	244,365	108,238
Total Accounts Payable and Accrued Expenses	$1,384,971	$1,638,803

(i)	Includes discontinued operations

12. MORTGAGE NOTES PAYABLE

At January 31, 2020 and 2019, the Trust had mortgage notes payable outstanding with respect to each of the Hotels except the Albuquerque property. The mortgage notes payable have various repayment terms and have scheduled maturity dates ranging from August 2022 to June 2042. Weighted average annual interest rates on the mortgage notes payable for the fiscal years ended January 31, 2019 and 2018 were 4.85% and 4.65%, respectively.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31, 2020:

	2020	2019
Mortgage note payable, due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $7.2 million at January 31, 2020.	4,708,979	4,824,692

Mortgage note payable, due in monthly installments of $9,218, including interest at 4.90% per year, through December 2, 2029, secured by the Albuquerque property with a carrying value of $1.6 million at January 31, 2020.	$1,396,690	$-

Totals:	$6,105,668	$4,824,692

\

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of January 31, 2020, the mortgage loan balance was approximately $4,709,000, net of a discount of approximately $5,000.

On December 2, 2019, Albuqureque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2020, the mortgage loan balance was approximately $1,397,000.

See Note 16 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

13. NOTES PAYABLE TO BANKS

On October 17, 2017 the Trust entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $150,000. The loan has a variable rate as the published rate in the Wall Street Journal, and matures in August, 2021. The balance as of January 31, 2020 and 2019 was $17,100 and $-0-, respectively.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal, and matures in October, 2022. The balance as of January 31, 2020 and 2019 was $-0- and $-0-, respectively.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal, and matures in October, 2022. The balance as of January 31, 2020 and 2019 was $-0- and $-0-, respectively.

14. LINES OF CREDIT – RELATED PARTY

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on June 30, 2021, and renews annually. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of January 31, 2020 and January 31, 2019, the Trust had an amount receivable of approximately $-0-, including accrued interest and $632,000, respectively. During the twelve months period ended January 31, 2020, the Trust advanced approximately $256,000, received approximately $888,000 in repayments and accrued approximately $21,000 of interest income.

As of January 31, 2020, the Trust had an Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through June 30, 2021, and automatically renews year to year, unless either party gives six-month advance notice to terminate. As of January 31, 2020, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $1,000,000. As of August 1, 2020, the amount receivable from the Advance to Affiliate credit facility was approximately $1,000,000, which is due from Tempe/Phoenix Airport Resort LLC.

15. OTHER NOTES PAYABLE

As of January 31, 2020 the Trust had approximately $310,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 57,732 Class A Partnership units in privately negotiated transactions and the repurchase of 297,898 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through August 2021.

As of January 31, 2019 the Trust had approximately $499,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 82,588 Class A Partnership units in privately negotiated transactions and the repurchase of 266,894 Shares of Beneficial Interest in privately negotiated transactions.

As of January 31, 2019, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan accrues interest at 4.0% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2020.

On June 20, 2016, March 1 2017, May 30, 2018, and July 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayes Loans is $270,000 as of January 31, 2020.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with H. W. Hayes Trust (“Hayes Loans”). The Hayes Loans were paid in full at maturity on July 1, 2019.

On March 20, 2017, the Trust and Partnership entered into multiple, unsecured loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The total principal amount of the Sweitzer Loans is $100,000 as of January 31, 2020.

See Note 14 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

16. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, as of January 31, 2020 are as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE RELATED PARTIES	NOTES PAYABLE TO BANKS	OTHER NOTES PAYABLE	TOTAL

2021	160,849	161,440	17,100	806,712	1,146,101
2022	170,856	-		59,205	230,061
2023	176,852	-		14,286	191,138
2024	219,151	-			219,151
2025	192,828	-			192,828
2026	203,490	-			203,490
Thereafter	4,981,642	-			4,981,642

	$6,105,668	$161,440	$17,100	$880,203	$7,164,411

17. LEASES

The Company has operating leases and finance leases for corporate offices, land, and certain hotel equipment. These leases have remaining lease terms of 2 to 38 years. Neither operating lease for corporate office space or land have options to extend.

The Company’s lease costs recognized in the Consolidated Statement of Income consist of the following:

Fiscal Year Ended January 31, 2020
Operating lease cost	$2,225,113

Finance lease cost:
Amortization of right-of-use assets	27,749
Interest on lease obligations	5,835

Other lease information is as follows:

Fiscal Year Ended January 31, 2020

Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$165,573
Operating cash flows from finance leases	31,123

Right of use assets obtained in exchange for lease liabilities
Operating leases	$2,274,551
Finance leases	104,058

Weighted-average remaining lease term - operating leases	37.7 years
Weighted-average remaining lease term - finance leases	3.75 years
Weighted-average discount rate - operating leases	4.85%
Weighted-average discount rate - finance leases	4.85%

The aggregate annual lease obligations at January 31, 2020 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2021	$168,780	$31,123
2022	172,177	31,123
2023	148,348	31,123
2024	112,116	23,343
2025	112,116
Thereafter	5,151,311
Total undiscounted lease obligations	5,864,848	116,713

Less imputed interest	(3,443,105)	(10,194.49)
Net lease obligations	$2,421,744	$106,518

As of January 31, 2019, prior to the adoption of ASC 842, future minimum lease payments under operating leases having initial or non-cancellable lease terms in excess of one year were as follows:

Years ending January 31,	Operating Leases	Finance Leases
2020	200,817	31,123
2021	200,817	31,123
2022	200,817	31,123
2023	182,328	31,123
2024	145,348	23,343
Thereafter	5,051,449	-

Total future minimum lease payments	5,981,578	147,836

18. DESCRIPTION OF BENEFICIAL INTERESTS

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

For the years ended January 31, 2020 and 2019, the Trust repurchased 104,993 and 433,377 Shares of Beneficial Interest at an average price of $1.64 and $1.67 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 372,965 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

19. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforwards of approximately $4.6 million at January 31, 2020. In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust amended the federal and state income tax returns for tax years 2017 and 2018, resulting in a recalculation of the net operating loss carry-forward. The impact of the amended returns are reflected in the below data.

Total and net deferred income tax assets at January 31,

	2020	2019

Net operating loss carryforwards	$1,075,000	$705,000
Bad debt allowance	4,000	3,000
Accrued expenses	(4,000)	2,000
Syndications	2,923,000	2,923,000
Prepaid Insurance	-	-
Alternative minimum tax credit	51,000	51,000
Total deferred tax asse	4,049,000	3,684,000

Deferred income tax liability associated with book/tax	(1,551,000)	(1,570,000)
Net deferred income tax asset	2,498,000	2,114,000
Valuation allowance	(2,498,000)	(2,114,000)
	$-	$-

Income taxes for the year ended January 31,

	2020	2019

Current income tax provision (benefit)	(294,402)	-
Deferred income tax provision (benefit)	384,298	(3,132,000)
Change in valuation allowance	(384,298)	3,132,000
Net income tax expense (benefit)	(294,402)	-

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2020:

	2020
	Amount	Percent

Federal statutory rates	$(477,000)	21%
State income taxes	(120,000)	5%
Change in valuation allowance	384,300	-17%
True-up to prior year returns	(81,700)	4%
Effective rate	$(294,400)	13%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2019:

	2019
	Amount	Percent

Federal statutory rates	$208,000	21%
State income taxes	50,000	5%
Change in valuation allowance	(3,132,000)	-316%
True-up to prior year returns	2,872,000	290%
Other	2,000	0%
Effective rate	$-	0%

20. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2020 and 2019, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 23.35% of the total outstanding Partnership units. As of January 31, 2020 and 2019, Mr. Wirth and his affiliates held 5,876,683 and 5,881,683 respectively, Shares of Beneficial Interest in the Trust, which represented 61.32% and 62.84% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2020 and 2019, the Trust owned 75.89% and 74.90% of the Partnership, respectively. As of January 31, 2020, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.33% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the Hotels and the hotel owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the two hotels owned by affiliates of Mr. Wirth are set at 5% of revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. During the years ended January 31, 2020 and 2019, the Trust recognized approximately $127,000 and $165,000, respectively of revenue.

During the fiscal years ended January 31, 2020 and 2019, the Trust paid Berg Investment Advisors $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

Pamela Barnhill, former Vice Chairperson and President of the Trust, resigned in June, 2019, and is the daughter of Mr. Wirth, the Trust’s Chairman and Chief Executive Officer. Ms. Barnhill’s total compensation was $74,471 for the fiscal year ended January 31, 2019. The Trust also employs another immediate family member of Mr. Wirth who provides technology support services to the Trust, receiving a $35,000 annual salary.

As of January 31, 2020, the Trust had an Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through June 30, 2021, and automatically renews year to year, unless either party gives six-month advance notice to terminate. Mr. Wirth, individually and thru one of his affiliates owns approximately 42% Tempe/Phoenix Airport Resort LLC. During the fiscal year ended January 31, 2020, the Trust received approximately $62,000 of interest income from Tempe/Phoenix Airport Resort LLC. As of January 31, 2020, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $1,000,000. As of August 1, 2020, the amount receivable from the Advance to Affiliate credit facility was approximately $1,000,000, which is due from Tempe/Phoenix Airport Resort LLC.

As of January 31, 2020 and January 31, 2019, the Trust had approximately $161,000 and $484,000 in promissory notes, respectively, to Mr. Wirth, family members of Mr. Wirth, and Mr. Berg, the Executive Vice President of the Trust. The promissory notes arose from the repurchase of 433,900 Class B partnership units from Mr. Wirth and family members, and 40,000 Shares of Beneficial Interest from Mr. Berg. Payments totaled approximately $323,000 and approximately $306,000 during fiscal years ended January 31, 2020 and 2019, respectively.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments, based on rates currently available to the Trust for bank loans with similar terms and average maturities, and the associated carrying value recognized in the accompanying consolidated balance sheets at January 31, 2020 and 2019:

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$6,105,668	$4,000,906	$4,824,692	$3,141,032
Notes payable to banks	$17,100	$17,100	$9,300	$9,300
Other notes payable	$1,203,080	$1,203,080	$1,494,030	$1,494,030

22. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2020	2019
Cash paid for interest	$109,000	$634,337

Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases	$51,000	$1,677,572

Deferred rent reclasified to ROU Asset	$171,344	$-

23. COMMITMENTS AND CONTINGENCIES

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

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both of the hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $171,000 and $276,000 for fiscal years ended January 31, 2020 and 2019, respectively.

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

24. SHARE-BASED PAYMENTS

The Trust compensates its non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $32,400. These restricted Shares vested in equal monthly amounts during fiscal year 2020. As of January 31, 2020, Messrs. Kutasi, Chase and did not hold any unvested Shares

During fiscal year 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the “Plan”). Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, officers, other key employees, consultants, advisors and similar employees of the Trust and certain of its subsidiaries and affiliates. The number of options that may be granted in a year is limited to 10% of the total Shares of Beneficial Interest and Partnership units in the Partnership (Class A and Class B) outstanding as of the first day of such year.

Generally, granted options expire 10 years from the date of grant, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted in fiscal year 2020 or 2019, and no options were outstanding as of January 31, 2020 and 2019. The Plan currently has 1,000,000 options available to grant. See Note 24 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of January 31, 2020, have been issued.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

25. SEGMENT REPORTING

As a result of the sale of IBC (see Note 23), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties. In connection with the sale of IBC, the historical financial information presented in this Form 10-K reflects this change with IBC being reported as discontinued operation.

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

26. DISCONTINUED OPERATIONS

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

There were no discontinued operations for the fiscal year ended January 31, 2020.

Discontinued operations during the fiscal year ended January 31, 2019 consist of the operations from the IBC Technology Segment (IBC Hotels LLC). On August 15, 2018 Innsuites Hospitality Trust (IHT) entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to a unrelated third party buyer (Buyer). The buyer hired IHT’s former Chief Operating Officer, who is a family member of IHT’s CEO. The sale price was $3,000,000, to be paid to IHT as follows:

1.	$250,000 at closing, which was received on August 14, 2018;

2.	A secured promissory note in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, recorded in the accompanying condensed balance sheet in continuing operations. Interest shall accrue for the first 10 months (starting August 2018), thereafter for month 11 and 12 principal and interest payments of 50% ($25,632 per month), then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in June 2024. Future payments on this note are shown in the table below.

FISCAL YEAR
2021	91,667
2022	550,000
2023	550,000
2024	550,000
2025	550,000
Thereafter	458,333
$2,750,000
Impairment	(825,000)
$1,925,000

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

Office Lease/Contracts

IHT had a reservation center contract with IBC requiring IHT to make payments of $7,500 per month for a minimum of 6 months after closing. There is no maximum period, and the obligation may be cancelled after six months. As of February 1, 2019 the payment was reduced to $6,500, and further reduced to $5,500 from March 1, 2019 through October 31, 2019, by mutual agreement, at which time we terminated the agreement.

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

Incentive Bonus

On September 4, 2018, the Board approved to pay a $15,000 bonus to the daughter of the CEO, and who was then the Chief Operating Officer, in connection with the sale of IBC. The CEO’s daughter was employed by the Company that acquired IBC during the fiscal year ended January 31, 2019. In addition, the Board approved to pay a $10,000 bonus to the Executive Vice President of the Trust in connection with the sale of IBC. These bonuses will be paid upon receipt of the monthly payments to be received in connection with the note receivable described above starting in November 2020 at $1,000 per month.

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

The following tables list the assets and liabilities of discontinued operations for the fiscal year ended January 31, 2019 and the discontinued operations for fiscal year ended January 31, 2019.

DISCONTINUED OPERATIONS

JANUARY 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$305,835
Accounts Receivable	2,750,932
Prepaid Expenses and Other Current Assets	13,680
Current Portion of Notes Receivable
Total Current Assets of Discontinued Operations	3,070,447
Noncurrent assets of Discontinued Operations
Property, Plant and Equipment, net	-
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$3,070,447

LIABILITIES

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$546,803
Current Portion of Notes Payable to Banks, net of Discount	-
Total Current Liabilities of Discontinued Operations	546,803
Noncurrent Liabilities of Discontinued Operations
Mortgage Notes Payable, net of Discount	-
Notes Payable to Banks, net of Discount	-
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$546,803

FOR THE YEAR ENDED
JANUARY 31,
2019
REVENUE
Room	$3,225,783
Food and Beverage	27,569
Reservation and Convention	173,399
Other	41,057
TOTAL REVENUE	3,467,808

OPERATING EXPENSES
Room	1,261,875
Food and Beverage	35,592
Telecommunications	21,803
General and Administrative	766,475
Sales and Marketing	469,457
Reservation Acquisition Costs	142,842
Repairs and Maintenance	185,148
Hospitality	167,874
Utilities	160,641
Depreciation	393,581
Intangible Amortization	-
Real Estate and Personal Property Taxes, Insurance and Ground Rent	88,344
Other	-
TOTAL OPERATING EXPENSES	3,693,632
OPERATING LOSS	(225,824)
Interest Income	-
TOTAL OTHER INCOME	-
Interest on Mortgage Notes Payable	214,811
Interest on Notes Payable to Banks	41,390
Interest on Other Notes Payable	-
TOTAL INTEREST EXPENSE	256,201
CONSOLIDATED NET LOSS OF DISCONTINUED OPERATIONS	$(482,025)

27. STOCK OPTIONS

Effective February 5, 2015, the Board of Trustees of the Trust adopted the 2015 Equity Incentive Plan (“2015 Plan”), subject to shareholder approval, under which up to 1,600,000 Shares of Beneficial Interest of the Trust are authorized to be issued pursuant to grant of stock options, stock appreciation rights, restricted shares, restricted share units or other awards.

The Board of Trustees of the Trust has decided to terminate the 2015 Plan. Effective October 31, 2016, it has been determined that the Shareholders will not approve the 2015 Plan and the proposed grants have been rescinded. During the 2017 Annual Meeting of Shareholders, the IHT Shareholders approved the InnSuites Hospitality Trust 2017 Equity Incentive Plan (“2017 Plan”). To date, Management has not granted any options under the 2017 Plan.

28. SUBSEQUENT EVENTS

On February 3, 2020 The Trust paid $400,000, as the second payment on its investment to Unigen Power Inc

The Trust received approximately $504,000 in loan proceeds pursuant to the SBA sponsored Paycheck Protection Plan (“PPP”), under the Coronavirus Aid Relief and Economic Security (CARES) Act. The PPP Loan(s) are evidenced by a loan application and payment agreement by and between the Trust, the Albuquerque Hotel, and the Tucson Hotel. The Trust applied for the loan(s) in April 2020-and received its maximum funding amounts of approximately $87,000, $188,000, and $229,000 for the Trust, the Albuquerque Hotel and the Tucson Hotel, respectively on April 17, 2020. The term of the loan is for 60 months and matures on the fifth-year anniversary from the -date of funding. It bears interest at an annual rate of 1%. The PPP loan is subject to 100% forgiveness. Currently, the application process to apply for forgiveness occurs 24 weeks after the funding date. The Trust intends to file the application for forgiveness. There can be no assurance that such forgiveness will occur. The Trust is accounting for the loan as debt and if forgiveness is granted the Trust will recognize a gain on extinguishment.

On April 15, 2020 the Trust’s Board of Trustees approved entering into three SBA sponsored Paycheck Protection Plan (PPP) loans for Innsuites Hotels Inc., the Albuquerque hotel and the Tucson hotel for approximately $87,000, $188,000, and $229,000, respectively.

On April 28, 2020 the Trust filed form 8-K Order taking relief and relying on the SEC’s Order (Release No. 34-88318) under Section 36 of the Exchange Act granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”) for a 45-day extension to file its Annual Report on form 10-K.

On June 12, 2020 the Trust filed form 8-K Order taking relief and relying on the SEC’s Order (Release No. 34-88318) under Section 36 of the Exchange Act granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”) for a 45-day extension to file its Interim Report on form 10-Q.

On June 8, 2020 the Trust’s Board of Trustees approved a one cent semi-annual dividend, payable on July 31, 2020, on shares held of record a July 15, 2020. This continues the Trust’s recent practice of paying total annual dividends of two cents per share, payable one cent each semi-annually on July 31 and January 31. This dividend continues 50 consecutive uninterrupted fiscal years during which the Trust has paid annual dividends, since the formation of the Trust and the initial listing of its shares on the New York Stock Exchange in 1971.

On June 30, 2019, the Trust’s Board of Trustees set a date of August 25, 2019 for the Annual Shareholder meeting, to be held at 11:00 AM MST at the Trust’s corporate office: 1730 East Northern Ave, Suite 122, Phoenix, AZ 85020. Shareholders of record of the Trust on July 27, 2019 will be entitled to vote at the meeting.

Subsequent to the fiscal year ended January 31, 2020 the Trust repurchased 201,676 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $211,000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2020.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of January 31, 2020.

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect these remediation efforts will be implemented throughout fiscal year 2021.

Despite the material weaknesses reported above, our management believes that our financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2020 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Trustees Whose Terms Expire in 2022

Leslie (Les) T. Kutasi(1)(2)(3)(4)

Founder and President of Trend-Tex International, a multi-line textile sales and marketing company, since 2000. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996. Mr. Kutasi has been a member of Young Presidents Organization Inc. (Arizona) since 2006. Age: 69.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust until February 1, 2012. Manager and primary owner (together with his affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 74.

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

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions. In addition, Mr. Berg has served on our Board for over 20 years. Age: 67.

January 30, 1998

Jessie Ronnie (“JR”) Chase (1)(2)(3)(6)

Owner of Park Avenue Investments, a real estate investment firm since 2000. From 1993 – 2003, Mr. Chase provided investor and management expertise to InnSuites Hotels, a subsidiary of the Trust.

With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, Mr. Chase brings to our Board wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 70.

December 22, 2015

Name	Principal Occupations During Past Five Years, Age as of June 9, 2019 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2020

Steven S. Robson(1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 64.

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

Mr. Miller holds a bachelor’s degree in commerce from Santa Clara University, and Masters’ degrees in Business Administration and Accounting and Financial Management from Keller Graduate School of Management. He has served as a mentor to Arizona State University’s Entrepreneurship and innovation programs since 2011. Age: 66.

We request that all of our Trustees attend our Annual Meetings of Shareholders. All Trustees were present at the 2020 Annual Meeting of Shareholders. Attendance was high, with a maximum of one trustee missing for each of the meetings held by the Board of Trustees and the Committees during fiscal year 2020. In addition, the independent Trustees are required to meet at least annually in executive session without the presence of non-independent Trustees and management. The trustees failed to do so during the fiscal year ended January 31, 2020.

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

Date of 2020 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2020 Annual Meeting will be held in late August 2020. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2020 Annual Meeting will be on or before July 10, 2020, which we believe is a reasonable deadline for submission before we begin the printing and mailing of our proxy materials for the 2020 Annual Meeting. A shareholder who wishes to present a proposal at the 2020 Annual Meeting, but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before July 1, 2020. When the date for the 2020 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four (4) times during fiscal year 2020.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the fiscal years ended January 31, 2020 and 2019 with the management of the Trust. In addition, the Audit Committee has discussed with Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall & Company”), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from Hall & Company required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence, and has discussed with Hall & Company its independence from the Trust, including the compatibility of any non-audit services with Hall & Company’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the fiscal year ended January 31, 2020.

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

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the fiscal year ended January 31, 2020, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during fiscal year 2020. Our executive officers are James F. Wirth, Chairman of the Board, President and Chief Executive Officer, Marc E. Berg, Vice Chairman, Executive Vice President, Secretary, and Treasurer, and Craig Miller, Chief Accounting Officer (referred to below as our “executive officers”).

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

Compensation for our executive officers has two main monetary components, salary and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for fiscal year 2020, the bonus component consisted of cash bonuses that were intended to incentivize performance, as described below.

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

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for fiscal years 2020 and 2019, Mr. Wirth’s annual base salary remained set at $153,000. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary.

Cash and Equity Bonuses

Fiscal 2020 Bonuses

Fiscal 2020– Full Year Cash and Equity Bonus Program

On January 29, 2019, the Compensation Committee also adopted an incentive bonus program for the Executives for the full fiscal year ended January 31, 2020 (the “2020 Fiscal Year Bonus Program”). Under the 2019 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus consisting of cash and Shares of Beneficial Interest of the Trust, up to the maximum amounts set forth below, upon the achievement by the Executive of performance-based on objectives which was based on exceeding budgeted revenues and net income in both the hotel operations and technology division.

Executive	Cash	Equity
Marc E. Berg	$5,000	None

The bonuses discussed above are discretionary.

The amounts paid in the fiscal year ending January 31, 2020 are shown below.

Executive	Cash
Marc E. Berg	$2,000

Fiscal 2020 – IBC Bonuses

On September 4, 2018, the Board approved to pay a $15,000 bonus to the daughter of the CEO, and who is the former Chief Operating Officer, in connection with the sale of IBC. The CEO’s daughter was employed during the fiscal year ended January 31, 2020 by the Company that acquired IBC. In addition, the Board approved to pay a $10,000 bonus to the Executive Vice President of the Trust in connection with the sale of IBC. These bonuses will be paid upon receipt of the monthly payments to be received in connection with the note receivable described above starting in November 2020 at $1,000 per month. To date no amounts on the IBC bonuses have been paid

Fiscal 2020 - Performance-Based Cash Bonuses

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

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

The general manager aggregate cash bonuses for fiscal year 2020 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter – Fiscal Year 2020	$1,000
Second Quarter – Fiscal Year2020	$2,000
Third Quarter – Fiscal Year 2020	$1,000
Fourth Quarter – Fiscal Year 2020	$1,000
Year End – Fiscal Year 2019	$17,000

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

Fiscal Year 2019 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our fiscal years ended January 31, 2020 and 2019:

Name and Principal	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position(1)	Year	($)	($) (3)	($) (4)	($) (1)(2)	($)

James F. Wirth,	2019	154,178		5,745	500	160,423
Chief Executive Officer	2020	147,115		5,445	500	153,060

Adam B. Remis,	2019	85,681	4,000	2,875	500	93,056
Chief Financial Officer (former)	2020					-0-

V. George Moore	2019	48,462		1,700	500	50,662
Chief Financial Officer (former)	2020					-0-

Craig S. Miller	2019	69,389		1,150	800	71,339
Controller & Principal Accounting Officer	2020	100,000		1,855	1,200	103,055

Marc E. Berg,	2019	65,073	21,000	5,745	7,200	101,518
Executive Vice President	2020	62,769	9,000	5,955	1,200	78,924

Pamela J. Barnhill,	2019	70,526	2,875	570	500	74,471
President & COO ( former)	2020					-0-

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Mr. Berg and Mr. Miller receive a monthly travel expense reimbursement of $100. Mr. Remis, Mr. Moore and Ms. Barnhill received a monthly travel expense reimbursement of $100 for the months they were employed. For the fiscal year ending January 31, 2020, Mr. Berg and Mr. Miller each received $1,200 in expense reimbursement. For the fiscal year ending January 31, 2019 Mr. Berg, Mr. Miller, Mr. Remis, Mr. Moore and Ms Barnhill received $1,200, $800, $500, $500, and $500, respectively.

(3) For the fiscal year ending January 31, 2019 Mr. Berg received a discretionary bonus approved by the Compensation Committee team of $30,000, related to his efforts resulting in the sale of the Yuma property, of which $21,000 was paid, and $9,000 was accrued during the fiscal year ended January 31, 2019. The balance of $9,000 was paid during the fiscal year ending January 31, 2020.

(4) During fiscal year ending January 31, 2020 Mr. Wirth, Mr. Berg, and Mr. Miller received Non-Equity Incentive Plan Compensation consisting of Fiscal 2020 – Performance Based Cash Bonuses of $5,445, $5,955, and $1,885, respectively. During fiscal year ending January 31, 2019 Mr. Wirth, Mr. Berg, Mr. Miller, Mr. Moore and Ms. Barnhill received Non-Equity Incentive Plan Compensation consisting of Fiscal 2019 – Performance Based Cash Bonuses of $5,745, $5,745, $1,150, $1,700 and $570, respectively.

During fiscal year 2020 and 2019, we did not grant any stock options or any other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2019 and 2020. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants during fiscal year 2018 and additional information about our stock option plan, see Note 24 to our Consolidated Financial Statements - “Stock Options.”

Additionally, refer Note 23 of our Consolidated Financial Statements - Share Based Payments, and the section on Fiscal Year 2020 Trustee Compensation, contained in Item11, for information on shares issued to our independent trustees from shareholder equity.

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

Fiscal Year 2020 Trustee Compensation

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our fiscal year 2019. As of January 31, 2020, Messrs. Kutasi, Chase and Robson did not hold any unvested Shares. As compensation for our fiscal year 2020, on February 01, 2019, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $10,800 (per grant) to each of Messrs. Kutasi, Chase and Robson.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

The table below shows individual compensation information for our non-employee Trustees for our fiscal year ended January 31, 2020. Compensation information for Messrs. Wirth and Berg and, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Leslie T. Kutasi	$0	$10,800	$10,800
Steven S. Robson	$0	$10,800	$10,800
JR Chase	$0	$10,800	$10,800

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended January 31, 2020 and 2019. The Stock Awards were based on a stock price of $1.80 which was the closing price of the Trust’s Shares of Beneficial Interest as of February 1, 2018. The Board of Trustees met on February 1, 2018 and approved the payment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 9,574,236 Shares of Beneficial Interest issued and outstanding as of July 28, 2020. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Beneficial Ownership of Trustees, and Executive Officers

Greater-than-Five-Percent Beneficial Owners and

Beneficial Ownership of Trustees, and Executive Officers

	Shares	Percentage of
Trustees and Executive Officers	Beneficially Owned (1)	Outstanding Shares
James F. Wirth (2)	5,876,683	61.38%
Pamela J. Barnhill (3)	29,098	*
Marc E. Berg	42,750	*
Craig S. Miller	-	*
JR Chase	24,657	*
Leslie T. Kutasi	42,000	*
Steven S. Robson	127,200	1.33%
Trustees and Executive Officers as a group (eight persons)	6,142,388	64.16%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 1, 2018. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.
(2)	All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for1,530,341 Shares that are voted separately by Mr. Wirth and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and Mrs. Wirth has pledged 300,000 of these Shares as security.
Mr. Wirth, his spouse and children own directly and indirectly all 2,974,038 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees. Mr. Wirth’s business address is 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020.
(3)	Includes 24,098 Shares held by minor children.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2020:

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Chase and Robson are “independent,” as defined by the NYSE AMERICAN’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE AMERICAN’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships or arrangements in fiscal year 2020 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels and one hotel owned by affiliates of Mr. Wirth. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the one hotel owned by Mr. Wirth are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership. In fiscal years 2020 and 2019, InnSuites Hotels received aggregate fees of approximately $126,300 and $178,000, respectively, for management of the one hotel owned by affiliates of Mr. Wirth. The Trust charges management fees to related parties.

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

Financing Arrangements and Guarantees

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2021. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being approximately $630,000 during the fiscal year ended January 31, 2020. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the fiscal year ended January 31, 2020 was $0 of expense and approximately $62,000 of revenue, and for the fiscal year ended January 31, 2019 was $-0- of expense and $9,000 of revenue.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $-0- and $632,027, at January 31, 2020 and 2019, respectively, all of which is considered a current receivable.

As of January 31, 2019, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan accrues interest at 4.0% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2020.

On June 20, 2016, March 1 2017, May 30, 2018, and July 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayes Loans is $270,000 as of January 31, 2020.

On December 5, 2016, the Trust and the Partnership together entered into eight unsecured loans for a total of $425,000 with H. W. Hayes Trust (“Hayes Loans”). The Hayes Loans were paid in full at maturity on July 1, 2019.

On March 20, 2017, the Trust and Partnership entered into multiple, unsecured loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The total principal amount of the Sweitzer Loans is $100,000 as of January 31, 2020.

Other Related Party Transactions

Besides James Wirth, the Trust also employs one other immediate family member of Mr. Wirth, who provides technology support services to the Trust. He currently receives a yearly salary of $36,000.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the fiscal years ended January 31, 2020, and 2019, for professional services rendered by Hall & Company, Inc:

	2020	2019
Audit Fees (1)	$95,000	$85,000
Tax Fees	43,000	-
Other Fees	-	-
Total	$138,000	$85,000

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provide in connection with statutory and regulatory filings and engagements.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the fiscal years ended January 31, 2020 and 2019 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services. The Trust has decided to retain Hall & Company to perform the tax return preparation, for tax years 2019 and 2020, for all entities within the Trust.

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

INNSUITES HOSPITALITY TRUST

Dated: August 14, 2020	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Craig Miller
Craig Miller, Director of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: August 14, 2020	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2020	By:	/s/ Craig Miller
Craig Miller, Director of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2020	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: August 14, 2020	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: August 14, 2020	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: August 14, 2020	By:	/s/ JR Chase
JR Chase, Trustee

