Form 10-Q
period 2020-04-30
INNSUITES HOSPITALITY TRUST
filed 2021-01-11
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of April 30, 2020, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $5,357,052

Number of outstanding Shares of Beneficial Interest, without par value, as of January 5, 2021 9,274,225.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2020	JANUARY 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$547,231	$1,200,528
Short-Term Investments – Available For Sale Securities	31,755	-
Accounts Receivable, including approximately $164,000 and $375,000 from related parties and net of Allowance for Doubtful Accounts of approximately $22,000 and $15,000 as of April 30, 2020 and January 31, 2020, respectively	306,127	585,226
Advances to Affiliates - Related Party	1,000,000	1,000,000
Notes Receivable - Related Party	25,000	-
Current Portion of Note Receivable	-	91,667
Prepaid Expenses and Other Current Assets	206,763	77,806
Income Tax Receivable	294,402	294,402
Total Current Assets	2,411,278	3,249,629
Property, Equipment, and Hotel Properties net	8,750,486	8,983,323
Note Receivable	1,925,500	1,833,333
Operating Lease – Right of Use	2,204,341	2,197,364
Finance Lease – Right of Use	97,120	131,806
Investments	1,000,000	600,000
TOTAL ASSETS	$16,388,225	$16,995,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$965,226	$1,384,971
Notes Payable - Related Party	77,218	161,440
Current Portion of Mortgage Notes Payable, net of Discount	166,956	160,849
Notes Payable to Banks, net of Discount	-	17,100
Current Portion of Other Notes Payable	771,692	806,712
Current Portion of Operating Lease Liability	168,780	168,780
Current Portion of Finance Lease Liability	31,123	31,123
Total Current Liabilities	2,180,995	2,730,975
Mortgage Notes Payable, net of Discount	5,898,530	5,944,819
Other Notes Payable	542,459	73,491
Operating Lease Liability, net of current portion	2,240,427	2,252,964
Finance Lease Liability, net of current portion	68,880	75,396
TOTAL LIABILITIES	10,931,291	11,077,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,626,215 and 18,608,215 shares issued and 9,274,225 and 9,273,299 shares outstanding at April 30, 2020 and January 31, 2020, respectively	21,713,770	21,837,048
Treasury Stock, 9,351,990 and 9,334,916 shares held at cost at April 30, 2020 and January 31 2020, respectively	(13,710,305)	(13,689,533)
TOTAL TRUST SHAREHOLDERS’ EQUITY	8,003,465	8,147,515
NON-CONTROLLING INTEREST	(2,546,531)	(2,229,705)
TOTAL SHAREHOLDERS’ EQUITY	5,456,934	5,917,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,388,225	$16,995,455

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2020	2019
REVENUE
Room	$1,281,749	$1,995,329
Food and Beverage	15,177	17,860
Management and Trademark Fees	102,585	63,512
Other	46,567	16,317
TOTAL REVENUE	1,446,078	2,093,018

OPERATING EXPENSES
Room	469,616	541,009
Food and Beverage	32,368	24,001
Telecommunications	-	-
General and Administrative	577,474	837,673
Sales and Marketing	110,434	127,979
Repairs and Maintenance	88,807	99,803
Hospitality	68,869	139,700
Utilities	81,406	92,121
Depreciation	214,309	241,755
Real Estate and Personal Property Taxes, Insurance and Ground Rent	83,513	134,686
Other	2,102	4,033
TOTAL OPERATING EXPENSES	1,728,898	2,242,760
OPERATING LOSS	(282,820)	(149,743)
Interest Income	17,756	844
Interest Income on Advances to Affiliates – Related Party	-	1,970
TOTAL OTHER INCOME	17,756	2,814
Interest on Mortgage Notes Payable	36,007	54,556
Interest on Notes Payable to Banks	103	-
Interest on Other Notes Payable	51,683	68,346
TOTAL INTEREST EXPENSE	87,793	122,902
CONSOLIDATED NET LOSS	$(352,857)	$(269,830)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(210,985)	$59,024
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(141,872)	$(328,854)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.04)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,291,223	9,362,857

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2020

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2020	9,273,299	21,837,048	9,334,916	(13,689,533)	8,147,515	(2,229,705)	5,917,810
Net Loss	-	(141,872)	-	-	(141,872)	(210,985)	(352,857)
Purchase of Treasury Stock	(17,074)	-	17,074	(20,772)	(20,772)	-	(20,772)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	10,000	10,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(105,347)	(105,347)
Reallocation of Non-Controlling Interests and Other	-	10,494	-	-	10,494	(10,494)	-
Balance, April 30, 2020	9,274,225	$21,713,770	9,351,990	$(13,710,305)	$8,003,465	$(2,546,531)	$5,456,934

FOR THE THREE MONTHS ENDED APRIL 30, 2019

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2019	9,360,292	23,738,260	9,229,923	(13,517,833)	10,220,427	(1,471,912)	8,748,515
Net (Loss) Income	-	(328,854)	-	-	(328,854)	59,024	(269,830)
Purchase of Treasury Stock	(32,732)	-	32,732	(58,096)	(58,096)	-	(58,096)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(139,679)	(139,679)
Balance, April 30, 2019	9,345,560	$21,814,893	9,262,655	$(13,575,929)	$9,841,577	$(1,552,567)	$8,289,009

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	APRIL 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net (Loss)	$(352,857)	$(269,830)
Adjustments to Reconcile Consolidated Net (Loss) to Net Cash Provided By (Used In) Operating Activities:
Stock-Based Compensation	8,100	8,100
Depreciation	214,309	241,755
Bad Debt Expense	7,000	-
Changes in Assets and Liabilities:
Accounts Receivable	272,099	(35,966)
Prepaid Expenses and Other Assets	(128,957)	33,577
Operating Lease	(19,514)	-
Finance Lease	28,170	-
Accounts Payable and Accrued Expenses	(401,217)	554,243
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(372,867)	531,879

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	-	(134,066)
Purchase of Marketable Securities	(31,755)	(10,460)
Investments in Unigen	(400,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(431,755)	(144,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(40,182)	(30,924)
Payments on Notes Payable to Banks, net of financing costs	(28,627)	(124,600)
Borrowings on Notes Payable to Banks, net of financing costs	-	115,300
Lendings on Notes Receivable - Related Party	(25,000)	(130,000)
Payments on Notes Payable - Related Party	(84,222)	-
Borrowings on Notes Payable - Related Party	-	51,154
Payments on Other Notes Payable	(67,749)	(59,320)
Borrowings on Other Notes Payable	513,224	-
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	10,000	-
Distributions to Non-Controlling Interest Holders	(105,347)	(139,679)
Repurchase of Treasury Stock	(20,772)	(58,096)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	151,325	(376,165)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(653,297)	11,188
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,200,528	749,075
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$547,231	$760,263

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2020, AND JANUARY 31, 2020

AND FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2019

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2020, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with hotels IHT owns and hotels IHT manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UPI”), and hold warrants to make further UPI Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”) and owned a 75.89% interest in the Partnership as of April 30, 2020 and January 31, 2020, respectively. The Trust’s weighted average ownership for the three months ended April 30, 2020 and 2019 was 75.89%. As of April 30, 2020, the Partnership owned a 51.01 % interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.17 % interest in an InnSuites® hotel located in Albuquerque, New Mexico.

InnSuites Hotels Inc.(“IHI”), a subsidiary, manages the Hotels’ daily operations under 3 management agreements. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly owned IHI. All expenses and reimbursements between the Trust, IHI and the Partnership have been eliminated in consolidation.

The Trust classified the Hotels as operating assets, but these assets are available for sale. At this time, the Trust is unable to predict when, and if, any of these will be sold. Neither the Tucson Hotel nor the Albuquerque Hotel is currently listed but the Trust is willing to consider offers for the Hotel. Each of the Hotels is being marketed at a price that management believes is reasonable in relation to its current fair value.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include all assets, liabilities, revenues and expenses of the Trust and its subsidiaries, as listed in the table below. All material intercompany transactions and balances have been eliminated. Certain items have been reclassified to conform to the current fiscal year presentation. The Trust exercises unilateral control over the Partnership and the entities listed below. Therefore, the unaudited condensed financial statements of the Partnership and the entities listed below are consolidated with the Trust, and all intercompany transactions and balances have been eliminated.

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	20.17%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	75.89%	-
InnSuites Hotels Inc.	100.00%	-

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On April 30, 2020 and January 31, 2020, 211,708 Class A Partnership units were issued and outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of April 30, 2020 and January 31, 2020, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all the Class A and B Partnership units were converted on April 30, 2020 and January 31, 2020, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of April 30, 2020, and January 31, 2020, the Trust owns 10,025,771 general partner units in the Partnership, representing 75.89% and 75.89% of the total Partnership units, respectively.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is our share of the Partnership quarterly distributions coming from the Tucson Hotel as well as cash flow; quarterly distributions and cash flow from the Albuquerque, New Mexico property, management fees charged to Trust and Affiliate hotels, repayments of intercompany loans for the Tucson and Albuquerque Hotels and more recently, sales and/or refinance of certain hotels. The Partnership’s principal source of cash flow is quarterly distributions from the Tucson, Arizona property. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of loans and sale of assets. The Covid-19 Virus (the “Virus”) has disrupted the quarterly distributions from both the Albuquerque and Tucson hotels. Another principal source of cash is derived from the management fees of the Albuquerque, Tucson, and Tempe Hotels.

As of April 30, 2020, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $25,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2020, and renews annually. As of April 30, 2020, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $25,000.

As of April 30, 2020, the Trust had Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through December 31, 2020, and renews annually. As of April 30, 2020, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $1,000,000.

As of April 30, 2020, the Trust had a Revolving line of Credit of $150,000 with the Republic Bank of Arizona. The line had a zero balance as of April 30, 2020.

The Trust is owed approximately $3.6 million intercompany loan from the Tucson Hotel. The Trust is in the process of refinancing the Tucson Hotel property, which would facilitate repayment of approximately $2.5 million of the Tucson Hotel loan. We anticipate this will be completed in the first quarter of 2022.

An affiliate of the Trust has sold the Tempe Hotel on December 18, 2020. The Trust has received the full repayment of the approximately $1 million intercompany loan to Tempe. In addition, Rare Earth Financial (“REF”), an Affiliated Member of the Tempe Hotel has repaid approximately $800,000 intercompany loan to the Trust.

With approximately $580,000 of cash and short term investments, as of April 30, 2020, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the combined $1,000,000 Advance to Affiliate credit facilities, and the $150,000 Revolving Line of Credit with Republic Bank, the Trust believes that it will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful selling properties, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell or refinance certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust in accordance with GAAP for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending January 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

The Company has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed indicating the Covid-19 Virus shutdown of economic and business activity, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership, and the Trust owns all the issued and outstanding classes of shares of InnSuites Hotels Inc. Therefore, the financial statements of the Partnership and InnSuites Hotels Inc. are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Albuquerque Suite Hospitality, LLC has been determined to be a variable interest entity with the Partnership as the primary beneficiary (see Note 4 – “Variable Interest Entity”). Therefore, the financial statements of Albuquerque Suite Hospitality, LLC, are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

The financial statements of the Partnership and Tucson Hospitality Properties, LLLP are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

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

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened virus pandemic, terrorist attack, international conflict, data breach, regional economic downturn or poor weather should occur at either of its two hotels, the adverse impact to the Trust’s revenues and profit could be significant.

RECENTLY ISSUED ACCOUNTING GUIDANCE

The Trust adopted ASU No. 2016-02 as of February 1, 2019, using the modified retrospective approach wherein entities were allowed to initially apply the new leases standard at adoption date which had no effect to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to February 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented.

The Trust elected the package of practical expedients permitted under the new standard which, among other things, allowed the Trust to not reassess the lease classification, the lease identification, and the initial direct costs for any existing leases. Further, as permitted by the standard, the Trust made an accounting policy election not to record ROU assets or lease liabilities for leases with a term of 12 months or less. Instead, consistent with legacy accounting guidance, the Trust will recognize payments for such leases in the condensed consolidated statement of operations on a straight-line basis over the lease term. With adoption on February 1, 2019, this standard resulted in the recognition of additional assets of $2,821,410 and liabilities of $2,913,568 upon adoption on its accompanying condensed consolidated balance sheet. The new standard did not have a material impact on the Trust’s results of operations or cash flows.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU will become effective for us beginning February 1, 2019, and early adoption is permitted. The Trust has adopted this ASU which did not have a material effect on the unaudited condensed consolidated financial statements.

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

The Trust’s operations are affected by numerous factors, including the economy, virus/pandemic, competition in the hotel industry and the effect of the economy on the travel and hospitality industries. The Trust cannot predict if any of the above items will have a significant impact in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Trust’s operations and cash flows. Significant estimates and assumptions made by management include, but are not limited to, the estimated useful lives of long-lived assets and recoverability of long-lived assets and the fair values of the long-lived assets.

PROPERTY, EQUIPMENT, AND HOTEL PROPERTIES

Furniture, fixtures, building and improvements and hotel properties are stated at cost, except for land, and depreciated using the straight-line method over estimated lives ranging up to 40 years for buildings and improvements, and 3 to 10 years for furniture, fixtures and equipment.

Land is an indefinite-lived asset. The Trust tests its land for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its carrying value to its implied fair value.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management impaired these assets during the fiscal year 2018 and has determined that no further impairment is required of long-lived assets for the fiscal period ended April 30, 2020.

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. The Trust believes it places its cash and cash equivalents only with high credit quality financial institutions, although these balances may periodically exceed federally insured limits.

REVENUE RECOGNITION

Hotel and Operations

ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers” is effective for reporting periods beginning after December 15, 2017. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

Revenues are primarily derived from the sources below and are recognized as services are rendered and when collectability is reasonably assured. Amounts received in advance of revenue recognition are considered deferred liabilities and are generally not significant.

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

Each room night consumed by a guest with a cancellable reservation represents a contract whereby the Trust has a performance obligation to provide the room night at an agreed upon price. For cancellable reservations, the Trust recognizes revenue as each performance obligation (i.e., each room night) is met. Such contract is renewed if the guest continues their stay. For room nights consumed by a guest with a non-cancellable reservation, the entire reservation period represents the contract term whereby the Trust has a performance obligation to provide the room night or nights at an agreed upon price. For non-cancellable reservations, the Trust recognizes revenue over the term of the performance period (i.e., the reservation period) as room nights are consumed. For these reservations, the room rate is typically fixed over the reservation period. The Trust uses an output method based on performance completed to date (i.e., room nights consumed) to determine the amount of revenue it recognizes on a daily basis if the length of a non-cancellable reservation exceeds one night since consumption of room nights indicates when services are transferred to the guest. In certain instances, variable consideration may exist with respect to the transaction price, such as discounts, coupons and price concessions made upon guest checkout.

In evaluating its performance obligation, the Trust bundles the obligation to provide the guest the room itself with other obligations (such as free Wi-Fi, grab and go breakfast, access to on-site laundry facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Trust’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Trust has no performance obligations once a guest’s stay is complete.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the three months ended April 30, 2020 and the fiscal year ended January 31, 2020.

Fiscal Year	Balance at the Beginning of Period	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Period
April 30, 2020	$(14,789)	$-	$(6,933)	$-	$(21,722)
January 31, 2020	$(5,943)	$-	$(13,223)	$4,377	$(14,789)

INCOME TAX RECEIVABLE

The Trust amended its corporate tax returns for the previous year ended January 31, 2019. Such amendments resulted in a refund of approximately $294,000, which the Trust expects to receive by July 31, 2021.

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

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 15 - “Share-Based Payments.” The three independent members of the Board of Trustees earn 6,000 IHT Shares per year. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During the three months ended April 30, 2020, the Trust granted restricted stock awards of 18,000 Shares to three independent members of the Board of Trustees, resulting in stock-based compensation (6,000 shares to each of the three independent Trustees). The shares vest through the end of fiscal year ended January 31, 2021 monthly at a rate of approximately 500 shares for each outside Trustee or a total of 1,500 per month for three independent Trustees.

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares. Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against Shares of Beneficial Interest.

NET LOSS PER SHARE

Basic and diluted net loss per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,185,746 Shares of the Beneficial Interest, as discussed in Note 1.

For the three months ended April 30, 2020 and 2019, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 and 3,185,746 in addition to the basic shares outstanding for the three months ended April 30, 2020 and 2019, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended April 30, 2020 and 2019 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $60,000 and $83,000 for the three months ended April 30, 2020 and 2019 respectively.

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

The Trust has assets that are carried at fair value on a recurring basis, including warrants in a 3rd party private company recorded in investments on the unaudited consolidated balance sheet.

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

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6%. The Debentures are convertible into Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. The Loan is structured into two (2) payments of $600,000 and $400,000. The first payment of $600,000 was made by the Trust at closing on December 16, 2020 and the second payment was made on February 3, 2020.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common Stock (600,000 issued on January 31, 2020, and 400,000 issued on February 3, 2020). The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock (120,000 issued at January 31, 2020, and 80,000 issued on February 3, 2020). The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

On the Trust’s balance sheet, the investment of the $1,000,000 made in the current fiscal year consists of approximately $424,000 in note receivables and approximately $576,000 as the fair value of the warrant issued with the Trust’s investment in UniGen. The value of the premium related to the fair value of the warrants will accrete over the life of the debentures.

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

3. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on June 19, 2019 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding will change from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as a General Partner of Albuquerque, will coordinate the offering and sale of Class A Interests to qualified third parties. REF and other REF Affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide.

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

The Partnership has determined that the Albuquerque entity is a variable interest entity with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust, and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Albuquerque hotel, including its distribution obligations.

b) The Partnership, Trust and their related parties have maintained, as a group, a controlling ownership interest in the Albuquerque hotel, with the largest ownership belonging to the Partnership.

c) The Partnership, Trust and their related parties have maintained control over the decisions which most impact the financial performance of the Albuquerque hotel, including providing the personnel to operate the property daily.

During the three months ended April 30, 2020 and the fiscal year ended January 31, 2020, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY, EQUIPMENT, AND HOTEL PROPERTIES

As of April 30, 2020, and January 31, 2020, hotel properties consisted of the following:

	April 30, 2020	January 31, 2020
Land	$2,500,000	$2,500,000
Building and improvements	10,512,768	10,495,465
Furniture, fixtures and equipment	4,021,890	4,021,890
Total hotel properties	17,034,658	17,017.356
Less accumulated depreciation	(8,363,477)	(8,155.224)
Hotel Properties in Service, net	8,671,181	8,862,132
Construction in progress	0	40,965
Hotel properties, net	$8,671,181	$8,903,097

As of April 30, 2020, and January 31, 2020, corporate property, plant, and equipment consisted of the following:

	April 30, 2020	January 31, 2020
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	540,013	160,987
Total property, plant and equipment	622,680	243,654
Less accumulated depreciation	(543,375)	(163,438)
Property, Plant and Equipment, net	$79,305	$80,226

6. MORTGAGE NOTES PAYABLE

On April 30, 2020 and January 31, 2020, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. The weighted average annual interest rates on mortgage notes payable as of April 30, 2020 and January 31, 2020 were 4.69%, respectively.

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

As of April 30, 2020, and January 31, 2020, the mortgage loan balance was approximately $4,708,000 and $4,680,000, respectively, net of a discount of approximately $5,000. The mortgage note payable is due in monthly installments of $28,493. In addition, the Albuquerque hotel has a loan of approximately $1.4 million with a weighted average interest rate of 4.9%.

As of April 30, 2020, and January 31, 2020, the Trust has an affiliate loan with Tempe InnSuites Phoenix Airport for $1 Million further detail is out lined in the liquidity section.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly matures on August 24, 2021, and renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of April 30, 2020, and January 31, 2020, the Trust had an amount receivable of approximately $25,000. During the three months ended April 30, 2020 and 2019, the Trust accrued approximately $0 and $3,632, respectively, of interest income.

As of April 30, 2020, the Trust had approximately $77,000 in promissory notes outstanding to related parties arising from the repurchase of 433,900 Class B Partnership units and the repurchase of 40,000 Shares of Beneficial Interest. The Shares of Beneficial Interest were repurchased from Marc E. Berg, the Trust’s Executive Vice President and Vice Chairman of the Board of Trustees. The Class B Partnership units were repurchased from James Wirth, CEO, President, and Chairman of the Board of Trustees and Mr. Wirth’s family members. These promissory notes all bear interest at 7% per year and are due in varying monthly payments through July 2020.

See Note 11 – “Related Party Transactions” for related party receivable information with Tempe/Phoenix Airport Resort LLC.

8. OTHER NOTES PAYABLE

As of April 30, 2020, the Trust had approximately $252,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 57,732 Class A Partnership units in privately negotiated transactions, the repurchase of 297,898 Shares of Beneficial Interest in privately negotiated transactions, and the repurchase of 1 Class A interest in Albuquerque Suite Hospitality, LLC in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of April 30, 2020, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of April 30, 2020.

On June 20, 2016, the Trust and the Partnership together entered multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019, these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayden Loans is $270,000 as of April 30, 2020.

On March 20, 2017, the Trust and Partnership entered multiple, unsecured loans to Lisa Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019, these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The total principal amount of the Sweitzer Loans is $100,000 as of April 30, 2020.

As a result of the Covid-19 Virus Pandemic, and the subsequent Legislation passed within the CARES Act of 2020, the Trust applied for and received Small Business Administration (“SBA”) was applied for and received through the Paycheck Protection Program (“PPP”) Loans in the amount of $228,602, $187,685, and $86,700, for Tucson and Albuquerque, InnSuites Hospitality, respectively.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of April 30, 2020 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	NOTES PAYABLE RELATED PARTIES & BANKS	OTHER NOTES PAYABLE	TOTAL

2021	123,496	77,218	748,965	949,679
2022	171,401		562,429	733,830
2023	176,852		2,757	179,609
2024	219,151			219,151
2025	192,828			192,828
2026	203,490			203,490
Thereafter	4,978,268			4,978,268
	$6,065,486	$77,218	$1,314,151	$7,456,855

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

For the three months ended April 30, 2020 and 2019, the Trust repurchased 17,074 and 32,732 Shares of Beneficial Interest at an average price of $1.21 and $1.70 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 927,875 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

11. RELATED PARTY TRANSACTIONS

As of April 30, 2020, and January 31, 2020, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of April 30, 2020, and January 31, 2020, Mr. Wirth and his affiliates held 5,876,683 and 5,881,683 Shares of Beneficial Interest in the Trust, respectively, which represented 61.32% and 62.84% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of April 30, 2020, and January 31, 2020, the Trust owned 75.89% of the Partnership, respectively. As of April 30, 2020, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.17% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the two Hotels and the hotel owned by affiliates of Mr. Wirth. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the hotel owned by affiliates of Mr. Wirth are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. For the three months ended April 30, 2020, the Trust recognized approximately $105,635 of revenue.

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $36,000 annual salary.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party in the amount of $500,000 to Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 42% Tempe/Phoenix Airport Resort LLC. The note was amended on June 17, 2017 to increase the amount to $1,000.000 and extend the due date. The note has a due date of December 31, 2020, renews annually, and accrues interest of 7.0%. During the three months ended April 30, 2020 and 2019, the Trust received $1,970 and $0 of interest income, respectively, from Tempe/Phoenix Airport Resort LLC, respectively. As of April 30, 2020, the Advances from Affiliate – Related Party balance was approximately $1,000,000 from Tempe/Phoenix Airport Resort LLC.

On July 14, 2017, the Trust purchased 40,000 shares of IHT stock from Marc Berg for $80,000. The balance was converted to a note payable with an annual interest rate of 7%. As of April 30, 2020, the note payable had an outstanding balance of $7,096. The final payment to pay the note in full is expected during the second quarter of 2021.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Brian Wirth for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. As of April 30, 2020, the note payable had an outstanding balance of $8,190. The final payment to pay the note in full is expected during the second quarter of 2021.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Christopher Wirth for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. As of April 30, 2020, the note payable had an outstanding balance of $8,190. The final payment to pay the note in full is expected during the second quarter of 2021.

On July 14, 2017, the Trust purchased 40,000 shares of IHT stock from Eric Wirth for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. As of April 30, 2020, the note payable was fully paid during the quarter.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Pamela Barnhill (Wirth family member) for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. As of April 30, 2020, the note payable had an outstanding balance of $8,190. The final payment to pay the note in full is expected during the second quarter of 2021.

On July 14, 2017, the Trust purchased 250,000 units of RRF Limited Partnership from James Wirth for $500,000. The balance was converted to a note payable with an annual interest rate of 7%. As of April 30, 2020, the note payable had an outstanding balance of $45,552. The final payment to pay the note in full is expected during the second quarter of 2021.

On February 7, 2020, Rare Earth Financial provided an advance to the Trust in the amount of $25,000. As of April 30, 2020, the amount outstanding is $25,000. The advance has an annual interest rate of 7%. The interest expense for the first quarter of 2021 is negligible.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $87,793 and $122,902 in cash for interest for the three months ended April 30, 2020 and 2019, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $20,772 and $58,096, respectively, for the three months ended April 30, 2020 and 2019. Cash paid for taxes for the three months ended April 30, 2020 and 2019 was $-0- and $-0-, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of April 30, 2020 and January 31, 2020, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $40,822 and $84,550 for the three months ended April 30, 2020 and 2019, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2019. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

Indemnification:

The Trust has entered into indemnification agreements with all our executive officers and Trustees. The agreements provide for indemnification against all liabilities and expenses reasonably incurred by an officer or Trustee in connection with the defense or disposition of any suit or other proceeding, in which he or she may be involved or with which he or she may be threatened, while in office or thereafter, because of his or her position at the Trust. There is no indemnification for any matter as to which an officer or Trustee is adjudicated to have acted in bad faith, with willful misconduct or reckless disregard of his or her duties, with gross negligence, or not in good faith in the reasonable belief that his or her action was in the Trust’s best interests. These agreements require the Trust, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. The Trust may advance payments in connection with indemnification under the agreements. The level of indemnification is to the full extent of the net equity based on appraised and/or market value of the Trust. Historically, the Trust has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

See Note 14 – Leases, for discussion on lease payment commitments.

14. LEASES

The Company has operating leases and finance lease for its corporate offices in Phoenix, Arizona, and land leased in Albuquerque, New Mexico. The Company’s lease terms include options to extend or terminate the leases and the Company includes these options in the lease term when it is reasonably certain to exercise that option.

Operating Leases

On August 4, 2017, the Trust entered into a five-year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and October 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90-day notification with an early termination fee of $12,000, $8,000, $6,000, $4,000, and $2,000 for years 1 - 5 of the lease term.

The Company’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The following table presents the Company’s lease costs for the three months ended April 30, 2020:

Three Months
Ended
30-Apr-20
Operating Lease Costs:
Operating lease cost*	$55,000

* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Three Months
Ended
30-Apr-20
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,850

Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net	$2,301,461
Long-term obligations	$2,240,427

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2020
Operating leases	37.5

Weighted average discount rate
Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of April 30, 2020 are as follows:

For the Years Ending January 31,
Remaining in 2021	$126,930
2022	172,177
2023	148,348
2024	112,116
2025	121,459
Thereafter	5,151,311
Total minimum lease payments	$5,822,998
Less: amount representing interest	3,143,792
Total present value of minimum payments	2,409,207
Less: current portion	$168,780
Long term portion of operating lease liability	2,240,427

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease. The Tucson Oracle Hotel non-cancelable cable lease expires in 2023.

The following table presents the Company’s lease costs for the three months ended April 30, 2020:

Three Months
Ended
30-Apr-20
Finance Lease Costs:
Amortization of right-of-use assets	$6,937
Interest on lease obligations	1,265

Supplemental cash flow information is as follows:

Three Months
Ended
30-Apr-20
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7,781

Right-of-use assets obtained in exchange for lease obligations:
Finance leases, net	$97,120
Long-term obligations	$68,880

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2020
Finance leases	3.75

Weighted average discount rate
Finance leases	4.85%

The aggregate future lease payments for Finance Lease Liability as of April 30, 2020 are as follows:

For the Years Ending January 31,
Remaining in 2021	$23,343
2022	31,123
2023	31,123
2024	23,343
2025	-
Thereafter	-
Total minimum lease payments	$108,932
Less: amount representing interest	8,929
Total present value of minimum payments	100,003
Less: current portion	$31,123
Long term portion of finance lease liability	68,880

15. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $32,400. These restricted 18,000 shares, (6,000 each to the three Independent Trustees), vest in equal monthly amounts during fiscal year 2021.

During fiscal year 1999, the shareholders of the Trust adopted the 1997 Stock Incentive and Option Plan (the “Plan”). Pursuant to the Plan, the Compensation Committee may grant options to the Trustees, officers, other key employees, consultants, advisors, and similar employees of the Trust and certain of its subsidiaries and affiliates. The number of options that may be granted in a year is limited to 10% of the total Shares of Beneficial Interest and Partnership units in the Partnership (Class A and Class B) outstanding as of the first day of such year.

Generally, granted options expire 10 years from the date of grant, are exercisable during the optionee’s lifetime only by the recipient and are non-transferable. Unexercised options held by employees of the Trust generally terminate on the date the individual ceases to be an employee of the Trust.

There were no options granted during the three months ended April 30, 2020, and no options were outstanding as of that period end. The Plan currently has 1,000,000 options available to grant. See Note 17 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of April 30, 2020, have been issued.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

16. NOTES RECEIVEABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018, the Trust entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to an unrelated third-party buyer (Buyer). The sale price was $3,000,000, to be paid to IHT as follows:

1.	$250,000 at closing, which was received in cash on August 14, 2018;

2.	A secured promissory note receivable in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, recorded in the accompanying condensed balance sheet in continuing operations. The note was amended after closing, so that interest shall accrue for the first 26 months (starting August 2018), thereafter for month 27 and 28 principal and interest payments of 50% ($25,632 per month), then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in November 2025. Future receipts from this note are shown in the table below.

FISCAL YEAR
2021	-
2022	550,000
2023	550,000
2024	550,000
Thereafter	275,500
$1,925,500

As of January 31, 2020, the Trust evaluated the carrying value of the note of $2,750,00 for potential impairment.

After review, an impairment of $825,000, or 30%, was taken against the note. Factors for the impairment included, but were not limited to:

●	Management’s evaluation of the current financial position of the Buyer, based on unaudited financial statements provided.
●	A lack of substantial quantitative data, showing the impact of the recently executed digital advertising agreement between the Buyer and Google.
●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.
●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates.

As of April 30, 2020, management evaluated the carrying value of the note and the impairment taken to date and determined no further impairment is needed at this time.

The start date of the monthly payments was originally to commence in 2020 but was extended to November 2021 due to the Virus slowing down the economy in general, and the travel industry specifically. The Trust has evaluated the ongoing pandemic conditions and no impairment is deemed necessary as the travel industry is expected to fully recover by Q3 2021.

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

IHT agreed to provide continuing working capital support for a period of nine months in the amount of approximately $225,000 over a six-month period to IBC for transitional purposes. IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT has no rights to any benefits or losses from IBC as of August 1, 2018. During the fiscal year ended January 31, 2019 IHT had provided $100,000 to IBC. During the fiscal year ended January 31, 2020, IHT provided $125,000. Furthermore, no support was provided in the first quarter ended April 30, 2020.

Default

If Buyer has not paid two or more payments on the note as scheduled, or if Buyer has not satisfied any other provisions in the note, IHT may give Buyer notice of default. If Buyer fails to cure the default within 30 days after notice (a) on or before February 5, 2021, then 75% of the issued and outstanding IBC interest shall be transferred to IHT, and (b) on or after February 5, 2021, then 51% of the issued and outstanding interest of the Company shall be transferred to IHT. Currently there has been no default due to the extension granted.

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

18. INCOME TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $4.0 million which includes cumulative net operating loss carryforwards of $1.1 million, and deferred tax liability associated with book/tax differences of $1.5 million as of April 30, 2020. We have evaluated the net deferred tax asset and determined that it is more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.5 million.

19. COVID-19 DISCLOSURE

COVID-19 has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of COVID-19 has been and continues to be a complex and rapidly evolving situation, with governments, public institutions and other organizations imposing or recommending, and business and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and business, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. We believe that it will be some time before lodging demand and revenue level recover and such recovery could vary across markets or regions around the world. The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19 (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact COVID-19 has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence.

20. SUBSEQUENT EVENTS

The Trust received an Income Tax Refund from the State of California, for an Amended 2018 Tax Return in the amount of approximately $175,000 on August 26, 2020. Furthermore, the Trust is anticipating an Income Tax Refund from the Internal Revenue Service, for an Amended 2018 Tax Return in the amount of approximately $125,000.

Management expects but cannot guarantee the Paycheck Protection Plan (PPP) Loans received by IHT, as well as the Tucson and Albuquerque hotels, because of the Covid-19 Virus Pandemic, to be fully forgiven, based upon Small Business Administration (SBA) guidelines. Furthermore, IHT has received preliminary approval of forgiveness from the lender on December 1, 2020, the approval is contingent on SBA approval. The approval process could take up to 90 days.

On November 20, 2020, the Trust extended a $500,000 line of credit to UPI at an annual interest rate of 6%. The first draw on the line of credit can take place on December 15, 2020 or thereafter. UPI has the right to draw up to $50,000 per month up to the sum of the total available line of credit. The maturity date of the line of credit is December 31, 2024. If certain terms of the line of credit agreement are met, the Trust will be granted 300,000 common stock warrants of UPI with an exercise price of $2.25 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated Form 10-K for the fiscal year ended January 31, 2020.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Covid-19 Virus Pandemic and its affect on the Economic and Travel Industry slowdown;

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs may affect trade and travel

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On April 30, 2020. The Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites, (and managed a third hotel in Tempe, Arizona). Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At April 30, 2020, we owned, through our sole general partner’s interest in the Partnership, a direct 20.17% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

Our operations consist of one reportable segment – Hotel Ownership Operations & Hotel Management Services. Hotel Ownership Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 270 hotel suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels and a non-owned hotel in Tempe, Arizona. As part of our management services, we also provide trademark and licensing services.

Our results are significantly affected by occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry including Covid-19 Virus economic and travel slow down. Unfavorable changes in these factors could negatively impact hotel room demand and pricing, which would reduce our profit margins on rented suites. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins and higher hourly labor costs. Either a further increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on the rates and revenue of the Hotels in their respective markets.

We experienced weaker economic conditions during the first three months of fiscal year 2021 February 1, 2020 to April 30, 2020, compared to fiscal year 2020 due to the Virus. We expect the major challenge for the remainder of fiscal year 2021 to be the economic and travel return from prior Covid-19 restrictive measures. We believe that we have positioned the Hotels to remain competitive through economic and travel recovery of our Hotels, by offering preferential Online Travel Agencies (OTA) and other marketing, good guest value, providing a relatively large number of two-room suites at each location, and by maintaining a robust complementary guest items and a free guest Internet access system.

Our strategic plan is to obtain the full benefit of our real estate equity, by marketing the Hotels at competitive prices over the next 24 months, and benefiting from our UniGen Power, Inc. clean energy diversification investment. In addition, the Trust is seeking a public, or large private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. As we sell hotels and increase liquidity from our substantial equity, which exceeds our debt and our low book values, we seek to diversify our investments. For more information on our strategic plan, including information on our progress in disposing of our hotel properties, and benefiting from our UPI clean energy investment, see “Future Positioning” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables show historical financial and other information for the periods indicated:

	For the Three Months Ended
Albuquerque	April 30,
	2020	2019	change	%- Incr/Decr
Occupancy	59.60%	98.0%	(38.40)%	-255.20%
Average Daily Rate (ADR)	$67.63	$81.49	$-13.86	-5.88%
Revenue Per Available Room (REVPAR)	$40.31	$79.82	$-39.51	-2.02%

	For the Three Months Ended
Tucson	April 30,
	2020	2019	Change	%- Incr/Decr
Occupancy	67.60%	76.9%	-9.3%	-9.52%
Average Daily Rate (ADR)	$105.94	$84.48	$21.46	3.93%
Revenue Per Available Room (REVPAR)	$64.27	$64.96	$-0.69	-94.14%

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic, or economic travel, and/or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2020 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2019

A summary of total operating results of the Trust for the three months ended April 30, 2020 and 2019 is as follows:

	2020	2019	Change	% Change
Total Revenues	$1,446,078	$2,093,018	$(646,940)	(31)%
Operating Expenses	1,728,898	2,242,760	513,862	23%
Operating Loss	(282,820)	(149,742)	(133,078)	(89)%
Interest Income	17,756	2,814	14,942	531%
Interest Expense	(87,793)	(122,902)	35,109	(29)%
Income Tax Provision	-	-	-	0%
Consolidated Net Loss	(352,857)	(269,830)	(83,027)	31%

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

The Trust has its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no statement of operations or balance sheet information by geographical region is provided.

REVENUE:

For the three months ended April 30, 2020, we had total revenue of approximately $1.4 million compared to approximately $2.1 million for the three months ended April 30, 2019, a decrease of approximately $0.7 million. In the prior fiscal years ended January 31, 2020, 2019 and 2018, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona. However, during the three months ended April 30, 2020, we had a significant decrease in total revenue resulting from the decreased demand and extensive travel restrictions imposed due to COVID-19.

We realized a 64.2% decrease in room revenues during the three months ended April 30, 2020 as room revenues were approximately $1.2 million for the three months ending April 30, 2020 as compared to approximately $1.9 million for the three months ending April 30, 2019. Due to decreased demand due to COVID-19, food and beverage revenue decreased by 15% to approximately $15,000 for the three months ending April 30, 2020 as compared to approximately $18,000 during the three months ending April 30, 2019, an decrease of approximately $2,700. During fiscal year 2021, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues. Management and trademark fee revenues increased during the three months ended April 30, 2020 were approximately $102,585 compared to approximately $64,000 during the three months ended April 30, 2019. During the remainder of fiscal year 2021, we expect management and trademark fee revenues to be flat over fiscal year 2021 on decreases in revenues. We realized an approximate 35% increase in other revenues from the hotel properties during the three months ended April 30, 2020 to approximately $47,000 as compared to approximately $16,000 during the three months ended April 30, 2019.

EXPENSES:

Total expenses net of interest expense and income tax provision was approximately $1.7 million for the three months ended April 30, 2020 reflecting an decrease of approximately $0.5 million, or 23%, compared to total expenses net of interest expense and income tax provision of approximately $2.2 million for the three months ended April 30, 2019. The decrease was primarily due to a decrease in operating expenses related to decreased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $470,000 for the three months ended April 30, 2020 compared to approximately $541,000 in the prior year three month period for an increase of approximately $71,000, or 13%. Room expenses decreased as occupancy at the hotels decreased, and reduce expenses were incurred with the decreased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended April 30, 2020, food and beverage expenses increased approximately $8,000, or 33%, to approximately $32,000 for the three months ended April 30, 2020, compared to approximately $24,000 for the three months ended April 30, 2019. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $577,000 for the three months ended April 30, 2020, decreased approximately $260,000 from approximately $838,000 for the three months ended April 30, 2019 primarily due to lower charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $18,000, or 14.8%, to approximately $110,000 for the three months ended April 30, 2020 from approximately $128,000 for the three months ended April 30, 2019. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense decreased by approximately $11,000, or 11.1%, from approximately $100,000 reported for the three months ended April 30, 2019 compared to approximately $89,000 for the three months ended April 30, 2020. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense decreased by approximately $71,000, or 51%, from $140,000 for the three months ended April 30, 2019 to approximately $69,000 for the three months ended April 30, 2020. The decrease was primarily due to the reduced occupancy at the hotel properties due to COVID-19 restrictions.

Utility expenses decreased approximately $11,000, or 11.7%, to approximately $92,000 reported for the three months ended April 30, 2019 compared with approximately $81,000 for the three months ended April 30, 2020.

Hotel property depreciation expenses decreased by approximately $28,000 from approximately $242,000 reported for the three months ended April 30, 2019 compared to approximately $214,000 for the three months ended April 30, 2020. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $51,000, or 48.0%, to approximately $84,000 reported for the three months ended April 30, 2020 compared with approximately $135,000 for the three months ended April 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

One principal source of cash to meet our cash requirements, including distributions and dividends to our shareholders, is our share of the Partnership’s cash flow of the Tucson hotel, and quarterly distributions from the Albuquerque, New Mexico properties. Another principal source of cash is management fees earned in the operation of the Trusts’ two hotels plus one affiliated hotel, and potential future hotel sales. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt and the source of repayment of intercompany loan from Tucson & Albuquerque and Tempe.

Hotel operations are significantly affected by occupancy and room rates at the Hotels in 2020. We anticipate occupancy and ADR will partially recover from the Virus. Related economic and travel slowdown during 2021 and capital improvements are expected to decrease from the prior year.

With approximately $547,000 of cash and short term investments as of April 30, 2020 and the availability of a $150,000 bank line of credit, a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the potential repayment of $2.5 million in intercompany loans to be paid upon refinance of the Tucson hotel expected during the first quarter of 2022, and potential repayment of $1.8 million in intercompany loans to be repaid upon the sale of the Tempe hotel, and the availability of Advances to Affiliate credit facilities for a total of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, additional asset sales, increasing borrowings at either, or both, the Albuquerque and Tucson hotels and using the funds generated to pay intercompany loans (1) due from the Tucson hotel to the Partnership of approximately $2.5 million, (2) and other due from affiliates. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and IBC agreed to extend the payment schedule on IBC’s note receivable by one (1) year, extending the first payment from November 2020 to November 2021. The reason for the extension is in support of IBC’s cash requirements; related to IBC’s realization of fully benefiting from their agreement with a large search-engine company and a European digital marketing company, which together have the potential of greatly increasing both IBC’s revenues and profits. These potential benefits may in turn improve IHT’s secured position on its note receivable from IBC. Management also believes that even with an additional extension repayment term due to COVID-19 that the future collectability is probable and not subject to impairment, or allowance currently.

Refer to Note 16 – “Note Receivable” for information related to the Sale of IBC Hospitality Technologies (IBC).

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate no additional new-build hotel supply during the remaining fiscal year 2021, and accordingly we anticipate some recovery of revenues and operating margins. We expect the major challenge for the upcoming fiscal year to be the economic and travel recovery of leisure, corporate, group, and government business in the markets in which we operate, which may affect our ability to recover occupancy and eventually increase room rates while maintaining and/or building market share.

Negative cash used by operating activities from continuing operations totaled approximately $373,000 during the three months ended April 30, 2020 as compared to net cash provided by approximately $532,000 during the three months ended April 30, 2019. Consolidated net loss was approximately $352,857 for the three months ended April 30, 2020 as compared to consolidated net loss for the three months ended April 30, 2019 of approximately $270,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss for the three months ended April 30, 2020 and 2019, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $214,000 during the three months ended April 30, 2020 compared to approximately $241,000 during the three months ended April 30, 2019, a decrease of $27,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $240,000 and $551,000 for the three months ended April 30, 2020 and 2019, respectively. This significant increase in changes in assets and liabilities for the three months ended April 30, 2020 compared to the three months ended April 30, 2019 was due to the increase in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately ($432,000) for the three months ended April 30, 2020 compared to net cash used in investing activities of approximately ($145,000) for the three months ended April 30, 2019. The decrease in net cash provided by investing activities during the three months ended April 30, 2020 was due primarily due to the additional investment into UniGen.

Net cash used in financing activities totaled approximately $151,000 and ($376,000), respectively, for the three months ended April 30, 2020 and 2019. The decrease of approximately $527,000 was primarily due to SBA PPP loans, which became available soon after the Covid-19 Pandemic arose, as previously discussed.

Principal payments on mortgage notes payable for continuing operations was approximately $40,000 and $31,000 during the three months ended April 30, 2020 and 2019, respectively. Net payments and borrowings on notes payable to banks was approximately ($29,000) and approximately ($124,000) during the three months ended April 30, 2020 and 2019, respectively.

Collections on notes payables–related party, netted against borrowings on note payable–related party, was approximately ($110,000) and ($130,000) of cash provided by financing activities during the three months ended April 30, 2020 and 2019, respectively.

Collections on other notes payables netted against borrowings on other note payable was approximately $445,00 and ($60,000) of net cash used in financing activities during the three months ended April 30, 2020 and 2019, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries increased by approximately $10,000 as sales of non-controlling ownership interest was $10,000 for the three months ended April 30, 2020 and approximately $-0- for the three months ended April 30, 2019. We had no sales of our IHT stock for cash for the three months ended April 30, 2020 and 2019.

During the three months ended April 30, 2020, our distributions to non-controlling interest holders was approximately $105,000 compared with approximately $140,000 for the three months ended April 30, 2019.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of April 30, 2020, and 2019, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2020 and 2019, the Hotels spent approximately $242,000 and $779,000, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2021 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the nine months ending April 30, 2019. Repairs and maintenance were charged to expense as incurred and approximated $89,000 and $100,000 for the three months ended April 30, 2020 and 2019, respectively.

We have minimum debt payments, net of debt discounts, of approximately $950,000 and approximately $734,000 due during fiscal years 2021 and 2022, respectively. Minimum debt payments due during fiscal year 2021 and 2022 include approximately $123,000 and $171,000 of mortgage notes payable, approximately $77,000 for related party notes payable, and approximately $749,000 and $562,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal years ending January 31, 2021 and January 31, 2022 (“fiscal years 2021 and 2022”) to be the occupancy and rate recovery from the Virus related economic, travel, and hotel industry slowdown. Each of the Hotels, and the Tempe Hotel faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust. Some of business destinations have been put on hold pending economic and travel recovery in the months ahead.

With the economic and travel slowdown because of COVID 19, the hotel industry faces excess supply at this point. Additional hotel property developments may be built in the future. Such hotel developments have had, and could continue to have, an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are in Arizona and New Mexico, with the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties. With the Virus related economic and travel related slowdown, those hotels have seen a large drop in additional demand as supply has been relatively steady in those respective markets. An increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial offset to the current hotel industry Virus induced drop in demand pressure, the Trust looks to benefit from, and expand, its UPI clean energy operation diversification investments in the months, and years ahead. See Note 2 of the unaudited consolidated financial statements for discussion on UPI.

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on August 14, 2020, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended April 30, 2020. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the three months ended April 30, 2020 or 2019. As of April 30, 2020, our management does not believe that the carrying values of any of our hotel properties are impaired.

Sale of Hotel Assets

Management believes that our currently owned Hotels are valued at prices that are reasonable in relation to their current fair market value. At this time, the Trust is unable to predict when, and if, either of its Hotel properties will be sold. The Trust seeks to sell one hotel per year over the next 24 months. We believe that each of the assets is available at a price that is reasonable in relation to its current fair market value. The plan is to work to sell the remaining two hotel properties over the next 24 months, and if needed beyond.

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

In evaluating its performance obligation, the Company bundles the obligation to provide the guest the room itself with other obligations (such as free Wi-Fi, grab and go breakfast, access to on-site laundry facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Company’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Company has no performance obligations once a guest’s stay is complete.

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

On May 16, 2020, the Trust received a letter from NYSE AMERICAN giving an official notice of noncompliance of the Trust with continued listing standards of NYSE American LLC (the “Exchange”) because the Trust failed to timely file with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended January 31, 2020 (the “Delinquent Report”). This filing delinquency subjects the Trust to the procedures and requirements of Section 1007 of the NYSE American Company Guide. The requisite Form 8-K and associated press release were issued on May 22, 2020, and the Trust filed the annual Form 10-K on August 14, 2020.

The Trust is currently out of compliance for timely filing SEC quarterly reports for the First, second (and Third) Fiscal Quarters ended October 31, 2020. The Trust plans to bring the filings into compliance and will be completed by December 31, 2020.

Due to COVID-19 disruptions, and consistent with SEC guidelines, the Trust extended their filing dates of the 10-K for the fiscal year time period ended January 31, 2020, the first quarter 10-Q for the fiscal year ended April 30, 2020, and the second quarter 10-Q for the fiscal quarter ended July 31, 2020, the third quarter 10-Q for the fiscal year ended October 31, 2020. The 45-day SEC extension for the second fiscal quarter extends the filing compliance date to October 31, 2020. IHT plans to be in filing compliance with the SEC and NYSE AMERICAN by January 31, 2021.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and three months ended April 30, 2020 and 2019 is approximately as follows:

	Three Months Ended April 30,
	2020	2019
Net loss attributable to controlling interests	$(142,000)	$(329,000)
Add back:
Depreciation	214,000	242,000
Interest expense	88,000	123,000
Taxes	-	-
Less:
Interest Income	(18,000)	(3,000)
Adjusted EBITDA	$142,000	$33,000

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

An approximate reconciliation of net loss attributable to controlling interests to FFO for the three and three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
	2020	2019
Net loss attributable to controlling interests	$(142,000)	$(329,000)
Add back:
Depreciation	214,000	242,000
Non-controlling interest	(211,000)	59,000
Less:
Gain on Disposal of Discontinued Operations	-	-
FFO	$(139,000)	$(28,000)

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the COVID-19 disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,569,365	$1,386,295	7,500,000
Tucson Oracle	7,101,816	4,679,191	16,500,000

	$8,671,181	$6,065,486	$24,000,000

The “Estimated Market Asking Price” is the amount at which we would sell each of the Hotels and is adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

We have from time to time listed each of the properties with a local real estate hotel broker who has successfully sold four of our hotel properties and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We plan to sell our remaining two Hotel properties within two years, based on feedback received by our local hotel real estate property professional brokers, who specialize in the selling/buying hotel real estate properties to review the sale of our Tucson and Albuquerque Hotel properties. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

It is feasible, but we may be unable to realize the listed asking price for the individual Hotel properties or to sell both. However, we believe that the listed values are reasonable based on local market conditions, comparable sales, and strong upturns in occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UPI clean energy operation diversified investment, and to pursue a merger with another company, likely a private larger entity that seeks to go public or list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on August 14, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

Other than legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned or controlled subsidiaries that are not included in our consolidated financial statements.

SEASONALITY

The Hotels’ operations historically have been somewhat seasonal. The Tucson Arizona hotel experiences the highest occupancy in the first fiscal quarter (the winter season) and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at this Arizona hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experiences their most profitable periods during the second and third fiscal quarters (the summer season), providing some balance to the general seasonality of the Trust’s hotel business.

The seasonal nature of the Trust’s business increases its vulnerability to risks such as pandemics, labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened terrorist attack, international conflict, data breach, regional economic downturn or poor weather conditions should at either of its two hotels, the adverse impact to the Trust’s revenues and profit could be significant.

INFLATION

We rely entirely on the performance of the Hotels and InnSuites Hotels’ ability to increase revenue to keep pace with inflation. Operators of hotels in general and InnSuites Hotels can and do change room rates quickly, but competitive pressures may limit InnSuites Hotels’ ability to raise rates as fast as or faster than inflation

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6%. The Debentures are convertible into Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. The Loan is structured into two (2) payments of $600,000 and $400,000. The first payment of $600,000 was made by the Trust at closing on December 16, 2020 and the second payment was made on February 3, 2020.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common Stock (600,000 issued on January 31, 2020, and 400,000 issued on February 3, 2020). The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock (120,000 issued at January 31, 2020, and 80,000 issued on February 3, 2020). The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

On the Trust’s balance sheet, the investment of the $1,000,000 made in the current fiscal year consists of approximately $424,000 in note receivables and approximately $576,000 as the fair value of the warrant issued with the Trust’s investment in UniGen. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

InnSuites Hospitality Trust (IHT) made an initial $600,000 diversification investment during Fiscal Year 2019 that could expand into a multi-million-dollar investment totaling up to 25-30 percent ownership in privately held UniGen Power, Inc. (UPI) to develop a patented high profit potential new efficient clean energy generation innovation. The initial investment was made approximately one year ago in December 2019, with significant positive progress to date despite the virus, economic, and travel disruptions of 2020. During the first Quarter of 2020, an additional investment of $400,000 was made bringing the total to $1 Million. The investment comprises of fair debt warrants with 6% annual interest that are convertible to UPI stock upon election of the Trust. The investment is valued at fair value (level 3). There is no Investment Commitment to Unigen requiring any restriction of cash.

The project is on budget and within four weeks of being on schedule with the first tow GenSet prototypes anticipated to be in operation by April 2021 followed by initial expanded production on or before early 2022. The time delay is related to travel restrictions to UPI China suppliers. Global Supply sources include China, Italy, Israel, and the United States. Investors are cautioned of the substantial challenges ever present with this and any innovation. However, IHT has confidence in the technical team based in Detroit and in the encouraging progress to date. UPI profitability is anticipated to be two or more years into the future, but future high profit potential is encouraging for IHT investors.

James Wirth (President) and Marc Berg (Executive Vice President) both lack significant control, and were elected in December 2019 to serve on the board of UPI to closely monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2020.

Our management, including our Principal Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive Officer and Chief Financial Officer and effected by the Company’s Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that we determined to be material weaknesses, as follows:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Contain properly implemented comprehensive entity-level internal controls;

●	Include properly implemented adequate system and manual controls;

●	Have sufficient segregation of duties;

●	Have sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States; and

●	Implement appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of April 30, 2020. Current year efforts are being made to remediate some, if not all, of these material weaknesses.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and other deficiencies and enhance the Company’s internal control over financial reporting, the Company made attempts to increase its technical accounting expertise by hiring a new Chief Financial Officer, Corporate Controller, and Staff Accountant with public company reporting experience to assist with the Company’s technical accounting and internal control issues.

We need to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, which will require management to support the hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This increase to staffing and training will allow us to make the necessary improvements, including:

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect these remediation efforts will be implemented throughout fiscal year 2022.

Despite the material weaknesses reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended April 30, 2020 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to COVID-19

COVID-19 has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of COVID-19 has been and continues to be a complex and rapidly evolving situation, with governments, public institutions and other organizations imposing or recommending, and business and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and business, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. We believe that it will be some time before lodging demand and revenue level recover and such recovery could vary across markets or regions around the world. The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19 (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact COVID-19 has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the three months ended April 30, 2020, the Trust acquired 65,142 Shares of Beneficial Interest in open market transactions at an average price of $1.68 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 982,101 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. On June 25, 2019, the Trust’s Board of Trustee’s authorized the repurchase of up to 750,000 shares and units in addition to the above amounts previously authorized.

		Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
February 1 - February 29, 2020	1,883	$1.68	264,754	943,066
March 1 - March 31, 2020	7,762	$1.22	256,992	935,304
April 1 - April 30, 2019	7,429	$1.09	249,563	927,875
Total	17,074

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

INNSUITES HOSPITALITY TRUST

Date: January 11, 2021	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2021	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

