Form 10-Q
period 2020-07-31
INNSUITES HOSPITALITY TRUST
filed 2021-03-01
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2020, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $3,697,553

Number of outstanding Shares of Beneficial Interest, without par value, as of March 01, 2021: 9,092,410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2020	JANUARY 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$130,409	$1,200,528
Short-Term Investments – Available For Sale Securities	60	-
Accounts Receivable, including approximately $46,000 and $375,000 from related parties and net of Allowance for Doubtful Accounts of approximately $22,000 and $15,000 as of July 31, 2020 and January 31, 2020, respectively	60,702	585,226
Income Tax Receivable	294,402	294,402
Advances to Affiliates - Related Party	1,000,000	1,000,000
Current Portion of Note Receivable (net)	-	91,667
Prepaid Expenses and Other Current Assets	216,334	77,806
Total Current Assets	1,701,907	3,249,629
Property, Equipment, and Hotel Properties (net)	8,566,027	8,983,323
Note Receivable	1,925,500	1,833,333
Operating Lease – Right of Use	2,183,413	2,197,364
Finance Lease – Right of Use	90,183	131,806
Investments	1,000,000	600,000
TOTAL ASSETS	$15,467,030	$16,995,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,778,239	$1,384,971
Current Portion of Notes Payable - Related Party	-	161,440
Current Portion of Mortgage Notes Payable, net of Discount	166,768	160,849
Current Portion of Notes Payable to Banks, net of Discount	-	17,100
Current Portion of Other Notes Payable	730,017	806,712
Current Portion of Operating Lease Liability	55,420	168,780
Current Portion of Finance Lease Liability	27,192	31,123
Total Current Liabilities	2,757,636	2,730,975
Mortgage Notes Payable, net of Discount	5,857,446	5,944,819
Other Notes Payable	531,277	73,491
Operating Lease Liability, net of current portion	2,341,097	2,252,964
Finance Lease Liability, net of current portion	66,216	75,396
TOTAL LIABILITIES	11,553,672	11,077,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,626,215 and 18,607,960 shares issued and 9,092,410 and 9,273,299 shares outstanding at July 31, 2020 and January 31, 2020, respectively	20,959,227	21,837,048
Treasury Stock, 9,533,805 and 9,334,916 shares held at cost at July 31, 2020 and January 31, 2020, respectively	(13,896,872)	(13,689,533)
TOTAL TRUST SHAREHOLDERS’ EQUITY	7,062,355	8,147,515
NON-CONTROLLING INTEREST	(3,148,997)	(2,229,705)
TOTAL EQUITY	3,913,358	5,917,810
TOTAL LIABILITIES AND EQUITY	$15,467,030	$16,995,455

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2020	2019
REVENUE
Room	$2,128,038	$3,465,936
Food and Beverage	32,978	32,407
Management and Trademark Fees	75,248	98,516
Other	134,534	36,374
TOTAL REVENUE	2,370,798	3,633,233

OPERATING EXPENSES
Room	826,312	1,027,874
Food and Beverage	63,246	47,308
Telecommunications	895	395
General and Administrative	917,761	1,502,906
Sales and Marketing	222,574	274,219
Repairs and Maintenance	175,413	202,332
Hospitality	94,707	270,962
Utilities	178,263	193,240
Depreciation	426,710	494,679
Real Estate and Personal Property Taxes, Insurance and Ground Rent	210,076	185,450
Sales and Occupancy Tax	766,000	-
Other	5,408	8,873
TOTAL OPERATING EXPENSES	3,887,365	4,208,238
OPERATING LOSS	(1,516,567)	(575,005)
Interest Income	64,352	3,527
TOTAL OTHER INCOME	64,352	3,527
Interest on Mortgage Notes Payable	108,345	113,165
Interest on Notes Payable to Banks	103	-
Interest on Other Notes Payable	59,579	75,747
TOTAL INTEREST EXPENSE	168,027	188,912
CONSOLIDATED NET LOSS	$(1,620,242)	$(760,390)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(813,451)	$44,432
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(806,791)	$(804,822)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.18)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,247,007	9,337,879

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2020	2019
REVENUE
Room	$846,289	$1,470,607
Food and Beverage	17,801	14,547
Management and Trademark Fees	32,050	35,004
Other	28,580	20,057
TOTAL REVENUE	924,720	1,540,215

OPERATING EXPENSES
Room	356,696	486,865
Food and Beverage	30,878	23,306
Telecommunications	895	395
General and Administrative	340,287	654,155
Sales and Marketing	112,140	146,240
Repairs and Maintenance	86,606	102,529
Hospitality	25,838	131,262
Utilities	96,857	101,119
Depreciation	212,401	252,924
Real Estate and Personal Property Taxes, Insurance and Ground Rent	126,563	50,763
Sales and Occupancy Tax	766,000	-
Other	3,306	3,998
TOTAL OPERATING EXPENSES	2,158,467	1,953,556
OPERATING LOSS	(1,233,747)	(413,341)
Interest Income	46,596	713
TOTAL OTHER INCOME	46,596	713
Interest on Mortgage Notes Payable	72,338	58,609
Interest on Notes Payable to Banks	-	-
Interest on Other Notes Payable	7,896	7,401
TOTAL INTEREST EXPENSE	80,234	66,010
CONSOLIDATED NET LOSS	$(1,267,385)	$(478,638)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(602,466)	$(14,631)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(664,919)	$(464,007)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.14)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,203,817	9,334,180

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2020

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2020	9,273,299	21,837,048	9,334,916	(13,689,533)	8,147,515	(2,229,705)	5,917,810
Net Loss	-	(141,872)	-	-	(141,872)	(210,985)	(352,857)
Purchase of Treasury Stock	(17,074)	-	17,074	(20,772)	(20,772)	-	(20,772)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	10,000	10,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(105,347)	(105,347)
Reallocation of Non-Controlling Interests and Other	-	10,494	-	-	10,494	(10,494)	-
Balance, April 30, 2020	9,274,225	$21,713,770	9,351,990	$(13,710,305)	$8,003,465	$(2,546,531)	$5,456,934

Net Loss	-	(664,919)	-	-	(664,919)	(602,466)	(1,267,385)
Dividends	-	(95,924)	-	-	(95,924)	-	(95,924)
Purchase of Treasury Stock	(181,815)	-	181,815	(186,567)	(186,567)	-	(186,567)
Shares of Beneficial Interest Issued for Services Rendered	-	6,300	-	-	6,300	-	6,300
Balance, July 31, 2020	9,092,410	$20,959,227	9,533,805	$(13,896,872)	$7,062,355	$(3,148,997)	$3,913,358

FOR THE SIX MONTHS ENDED JULY 31, 2019

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2019	9,360,292	23,738,260	9,229,923	(13,517,833)	10,220,427	(1,471,912)	8,748,515
Net Income (Loss)	-	(328,854)	-	-	(328,854)	59,024	(269,830)
Purchase of Treasury Stock	(32,732)	-	32,732	(58,096)	(58,096)	-	(58,096)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(139,679)	(139,679)
Balance, April 30, 2019	9,345,560	$23,417,506	9,262,655	$(13,575,929)	$9,841,577	$(1,552,567)	$8,289,010

Net Income (Loss)	-	(475,968)	-	-	(475,968)	(14,592)	(490,560)
Dividends	-	(95,909)	-	-	(95,909)	-	(95,909)
Purchase of Treasury Stock	(32,410)	-	32,410	(51,385)	(51,385)	-	(51,385)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(60,554)	(60,554)
Balance, July 31, 2019	9,313,150	$22,853,729	9,289,026	$(13,627,314)	$9,226,415	$(1,627,713)	$7,598,702

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(1,620,242)	$(760,390)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided By (Used In) Operating Activities:
Stock-Based Compensation	14,400	16,200
Depreciation	426,710	494,679
Changes in Assets and Liabilities:
Accounts Receivable	524,024	(4,749)
Prepaid Expenses and Other Assets	(138,528)	20,707
Operating Lease	(11,276)	-
Finance Lease	28,512	-
Accounts Payable and Accrued Expenses	383,854	(644,356)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(392,546)	410,803

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	-	(190,530)
Payment on Investments in Unigen	(400,000)	-
Redemption (purchase) of Marketable Securities	(60)	410,247
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(400,060)	219,717

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(81,454)	(57,795)
Borrowings on Mortgage Notes Payable	-	-
Payments on Notes Payable to Banks, net of financing costs	(17,100)	(156,000)
Borrowings on Notes Payable to Banks, net of financing costs	-	146,700
Lendings on Notes Receivable - Related Party	(50,000)	(50,000)
Collections on Notes Receivable - Related Party	50,000	450,000
Payments on Notes Payable - Related Party	(161,440)	(158,773)
Payments on Other Notes Payable	(132,133)	(543,948)
Borrowings on Other Notes Payable	513,224	11,000
Payment of Dividends	(95,924)	(95,909)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	10,000	-
Distributions to Non-Controlling Interest Holders	(105,347)	(200,233)
Repurchase of Treasury Stock	(207,339)	(109,481)
NET CASH USED IN FINANCING ACTIVITIES	(277,513)	(764,439)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,070,119)	(133,919)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,200,528	749,075
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,409	$615,156

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2020 AND JANUARY 31, 2020

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2020 AND 2019

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2020, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels IHT owns and three hotels IHT manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UPI”), and hold warrants to make further UPI Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% interest in the Partnership as of July 31, 2020 and January 31, 2020, respectively. The Trust’s weighted average ownership for the six months ended July 31, 2020 and 2019 was 75.89%. As of July 31, 2020, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.17% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On July 31, 2020 and January 31, 2020, 211,708 Class A Partnership units were issued and outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of July 31, 2020 and January 31, 2020, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all the Class A and B Partnership units were converted on July 31, 2020 and January 31, 2020, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of July 31, 2020, and January 31, 2020, the Trust owns 10,025,771 general partner units in the Partnership, representing 75.89% and 75.89% of the total Partnership units, respectively.

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

At a future date, the Trust may receive cash from the operations and/or full or partial sale of its Unigen diversification investment.

As of July 31, 2020, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount receivable of approximately $0. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2021, and renews annually. As of July 31, 2020, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $0.

As of July 31, 2020, the Trust had Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through December 31, 2021, and renews annually. As of July 31, 2020, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $1,000,000.

As of July 31, 2020, the Trust had a Revolving line of Credit of $150,000 with the Republic Bank of Arizona. The line had a zero balance as of July 31, 2020.

The Trust is owed approximately $3.6 million intercompany loan from the Tucson Hotel. The Trust plans within the next year to prepare to be in a position to seek refinancing the Tucson Hotel property, which would facilitate repayment of up to $3.5 million of the Tucson Hotel loan. We anticipate this refinance may be completed in the third quarter of Fiscal 2022.

With approximately $130,000 of cash and short term investments, as of July 31, 2020, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the combined $1,000,000 Advance to Affiliate credit facilities, and the $150,000 Revolving Line of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful selling properties, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

TEMPE HOTEL SUBSEQUENT EVENT

Subsequent to year end, an affiliate of the Trust sold the Tempe Hotel on December 18, 2020. At that time, the Trust received in the Fourth Fiscal quarter the full repayment of the approximately $1 million intercompany loan to Tempe. In addition, Rare Earth Financial (“REF”), an Affiliated Member of the Tempe Hotel at that time repaid approximately $800,000 intercompany loan to the Trust, in the Fourth Fiscal quarter of 2020.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Trust in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. However, the Trust believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the six months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed, the Trust is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

As sole general partner of the Partnership, the Trust exercises unilateral control over the Partnership, and the Trust owns all of the issued and outstanding classes of shares of InnSuites Hotels Inc. Therefore, the financial statements of the Partnership and InnSuites Hotels Inc. are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Albuquerque Suite Hospitality, LLC has been determined to be a variable interest entity with the Trust as the primary beneficiary (see Note 4 – “Variable Interest Entity”). Therefore, the financial statements of Albuquerque Suite Hospitality, LLC, are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

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

The seasonal nature of the Trust’s business increases its vulnerability to risks such as travel disruptions, labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened virus pandemic, terrorist attack, international conflict, data breach, regional economic downturn or poor weather should occur at either of its two hotels, the adverse impact to the Trust’s revenues and profit could be significant.

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this ASU became effective for us beginning February 1, 2019, and early adoption is permitted. The Trust has adopted this ASU which did not have a material effect on the unaudited condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For tax purposes the Trust may take advantage of accelerated depreciation methods (MACRS) for new capital additions and improvements to its Hotels.

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

SHORT-TERM INVESTMENTS – AVAILABLE FOR SALE SECURITIES

The Trust currently owns a liquid investment account with Charles Schwab. The Trust believes it places its investments only with high credit quality financial institutions.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the fiscal period ended July 31, 2020 and the fiscal year ended January 31, 2020.

Fiscal Year	Balance at the Beginning of Period	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Period
July 31, 2020	$(14,789)	$-	$(6,933)	$-	$(21,722)
January 31, 2020	$(5,943)	$-	$(13,223)	$4,377	$(14,789)

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

During the six months ended July 31, 2020, the Trust granted restricted stock awards of 18,000 Shares to three independent members of the Board of Trustees, resulting in stock-based compensation of $14,400. The shares vest over one year, through the end of fiscal year ended January 31, 2021 monthly at a rate of approximately 500 shares for each outside Trustee or a total of 1,500 per month for three independent Trustees.

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

For the six months ended July 31, 2020 and 2019, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 and 3,185,746 in addition to the basic shares outstanding for the six months ended July 31, 2020 and 2019, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the six months ended July 31, 2020 and 2019 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for operations totaled approximately $56,000 and $42,000 for the three months ended July 31, 2020 and 2019 respectively, and $116,000 and $84,000 for the six months ended July 31, 2020 and 2019, respectively.

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

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6%. The Debentures are convertible into Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. The Loan is structured into two (2) payments of $600,000 and $400,000. The first payment of $600,000 was made by the Trust at closing on December 16, 2020 and the second payment of $400,000 was made on February 3, 2020.

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

UNIGEN SUBSEQUENT EVENT

UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. And upon full subscription of the UniGen $2 million subscription grant IHT an additional 300,000 warrants at $2.25 per share. If all notes are converted and all warrants exercised, IHT would hold 3 million UniGen shares out of a total of approximately 12 million UniGen shares resulting in IHT owning approximately 25% of UniGen. Subsequent to July 31, 2020, no activity has occurred with this line of credit and thus no draws have been taken.

3. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on August 14, 2020 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired.

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

The Partnership has determined that the Albuquerque entity is a variable interest entity with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust, and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Albuquerque hotel.

b) The Partnership, Trust and their related parties have maintained, as a group, a controlling ownership interest in the Albuquerque hotel, with the largest ownership belonging to the Trust.

c) The Partnership, Trust and their related parties have maintained control over the decisions which most impact the financial performance of the Albuquerque hotel, including providing the personnel to operate the property daily.

During the six months ended July 31, 2020 and the fiscal year ended January 31, 2020, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY, EQUIPMENT, AND HOTEL PROPERTIES

As of July 31, 2020 and January 31, 2020, hotel properties consisted of the following:

	July 31, 2020	January 31, 2020
Land	$2,500,000	$2,500,000
Building and improvements	10,515,156	10,495,465
Furniture, fixtures and equipment	4,047,444	4,021,890
Total hotel properties	17,062,600	17,017,355
Less accumulated depreciation	(8,569,683)	(8,155,224)
Hotel Properties in Service, net	8,492,918	8,862,131
Construction in progress	0	40,965
Hotel properties, net	$8,492,918	$8,903,096

As of July 31, 2020 and January 31, 2020, corporate property and equipment consisted of the following:

	July 31, 2020	January 31, 2020
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	166,121	160,987
Total property, plant and equipment	248,788	243,654
Less accumulated depreciation	(175,679)	(163,427)
Property, Plant and Equipment, net	$73,109	$80,227

6. MORTGAGE NOTES PAYABLE

On July 31, 2020 and January 31, 2020, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of July 31, 2020 and January 31, 2020 were 4.69%, respectively.

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

As of July 31, 2020, and January 31, 2020, the mortgage loan balance was approximately $4,648,000 and $4,709,000, respectively, net of a discount of approximately $5,000. The mortgage note payable is due in monthly installments of $28,493.

In addition, the Albuquerque hotel has a loan of approximately $1.4 million with a weighted average interest rate of 4.9%.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly matures on August 24, 2021, and renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of July 31, 2020, and January 31, 2020, the Trust had an amount receivable of approximately $0. During the three months ended July 31, 2020 and 2019, the Trust accrued approximately $0 and $3,632, respectively, of interest income.

8. OTHER NOTES PAYABLE

As of July 31, 2020, the Trust had approximately $188,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 57,732 Class A Partnership units in privately negotiated transactions, the repurchase of 273,898 Shares of Beneficial Interest in privately negotiated transactions, and the repurchase of 1 Class A interest in Albuquerque Suite Hospitality, LLC in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of July 31, 2020, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan accrues interest at 4.0% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of July 31, 2020.

On June 20, 2016, the Trust and the Partnership together entered multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019, these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayden Loans is $270,000 as of July 31, 2020.

On March 20, 2017, the Trust and Partnership entered multiple, unsecured loans to Lisa Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019, these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The total principal amount of the Sweitzer Loans is $100,000 as of July 31, 2020.

As a result of the Covid-19 Virus Pandemic, and the subsequent Legislation passed within the CARES Act of 2020, the Trust applied for and received Small Business Administration (“SBA”) loans through the Paycheck Protection Program (“PPP”). Loans in the amount of $228,602, $187,685, and $86,700, for Tucson, Albuquerque, InnSuites Hospitality, respectively, were granted and received. The lender of all three of the aforementioned PPP Loans has confirmed that all three loans have met all of the requirements necessary to qualify and be eligible for full and complete forgiveness in early 2021, based upon the SBA criteria for PPP loan forgiveness, subject to and pending the forgiveness application. However, to date these loans have not yet been forgiven.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of July 31, 2020 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	TOTAL

2021	$81,204	$686,028	$767,232
2022	170,856	560,001	730,857
2023	176,852	15,265	192,117
2024	219,151		219,151
2025	192,828		192,828
2026	203,490		203,490
Thereafter	4,979,833		4,979,833
	$6,024,214	$1,261,294	$7,285,508

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

For the six months ended July 31, 2020 and 2019, the Trust repurchased 198,889 and 65,142 Shares of Beneficial Interest at an average price of $1.04 and $1.68 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 746,060 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

11. RELATED PARTY TRANSACTIONS

As of July 31, 2020 and January 31, 2020, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of July 31, 2020 and January 31, 2020, Mr. Wirth and his affiliates held 5,876,683 and 5,881,683 Shares of Beneficial Interest in the Trust, respectively, which represented 64.63% and 62.93% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of July 31, 2020 and January 31, 2020, the Trust owned 75.89% of the Partnership, respectively. As of July 31, 2020, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.17% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the two Hotels and the hotel owned by affiliates of Mr. Wirth. (This hotel, located in Tempe, Arizona, was sold December 18, 2020). Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the hotel owned by affiliates of Mr. Wirth are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. For the six months ended July 31, 2020, the Trust recognized approximately $75,000 of revenue.

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $36,000 annual salary.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party in the amount of $500,000 to Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 42% Tempe/Phoenix Airport Resort LLC. The note was amended on June 17, 2017 to increase the amount to $1,000.000 and extend the due date. The note has a due date of December 31, 2021, renews annually, and accrues interest of 7.0%. During the six months ended July 31, 2020 and 2019, the Trust received $1,970 and $0 of interest income, respectively, from Tempe/Phoenix Airport Resort LLC, respectively. As of July 31, 2020, the Advances from Affiliate – Related Party balance was approximately $1,000,000 from Tempe/Phoenix Airport Resort LLC. (The Tempe hotel was sold, and the inter-company loan was repaid in full in December 2020).

On July 14, 2017, the Trust purchased 40,000 shares of IHT stock from Marc Berg for $80,000. The balance was converted to a note payable with an annual interest rate of 7%. The final payment to pay the note in full was paid during the second Fiscal quarter of 2021.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Brian Wirth for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. The final payment to pay the note in full was paid during the second Fiscal quarter of 2021.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Christopher Wirth for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. The final payment to pay the note in full was paid during the second Fiscal quarter of 2021.

On July 14, 2017, the Trust purchased 40,000 shares of IHT stock from Eric Wirth for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. The final payment to pay the note in full was paid during the second Fiscal quarter of 2021.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Pamela Barnhill (Wirth family member) for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. The final payment to pay the note in full was paid during the second Fiscal quarter of 2021.

On July 14, 2017, the Trust purchased 250,000 units of RRF Limited Partnership from James Wirth for $500,000. The balance was converted to a note payable with an annual interest rate of 7%. The final payment to pay the note in full was paid during the second Fiscal quarter of 2021.

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2021. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being approximately $0 during the six months ended July 31, 2020. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the six months ended July 31, 2020 was $0 of expense and approximately $0 of revenue.

On February 7, 2020, Rare Earth Financial provided an advance to the Trust in the amount of $25,000. As of July 31, 2020, the amount outstanding is $0. The advance has an annual interest rate of 7%. The interest expense for the second quarter of 2021 is negligible.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $183,083 and $122,902 in cash for interest for the six months ended July 31, 2020 and 2019, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 and $11,000, respectively, for the six months ended July 31, 2020 and 2019. No cash was paid for taxes for the six months ended July 31, 2020 and 2019.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of July 31, 2020 and January 31, 2020, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $40,822 and $84,550 for the six months ended July 31, 2020 and 2019, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2019. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

The nature of the operations of the Hotels exposes them to risks of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined and is covered by insurance, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the unaudited condensed consolidated financial position, results of operations or liquidity of the Trust.

Litigation:

The Trust is involved from time to time in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust’s unaudited condensed consolidated financial position, results of operations or liquidity.

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

14. LEASES

The Trust has operating leases and finance lease for its corporate offices in Phoenix, Arizona, and land leased in Albuquerque, New Mexico. The Trust’s lease terms include options to extend or terminate the leases and the Trust includes these options in the lease term when it is reasonably certain to exercise that option.

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

The following table presents the Company’s lease costs for the six months ended July 31, 2020:

Six Months
Ended
31-Jul-20
Operating Lease Costs:
Operating lease cost*	$120,000

* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Six Months
Ended
31-Jul-20
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(11,276)

Lease Obligations obtained:
Operating leases, net	$2,396,517
Long-term obligations	$2,341,097

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	July 31, 2020
Operating leases	38

Weighted average discount rate
Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of July 31, 2020 are as follows:

For the Years Ending January 31,
Remaining in 2021	$85,080
2022	172,177
2023	148,348
2024	112,116
2025	112,116
Thereafter	5,151,311
Total minimum lease payments	$5,781,148
Less: amount representing interest	3,384,631
Total present value of minimum payments	2,396,517
Less: current portion of operating lease liability	$55,420
Long term portion of operating lease liability	2,341,097

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease. The Tucson Oracle Hotel non-cancelable cable lease expires in 2023.

The following table presents the Company’s lease costs for the six months ended July 31, 2020:

Six Months
Ended
31-Jul-20
Finance Lease Costs:
Amortization of lease obligations	$13,874
Interest on lease obligations	2,451

Supplemental cash flow information is as follows:

Six Months
Ended
31-Jul-20
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$28,512

Lease Obligations obtained:
Finance leases, net	$93,408
Long-term obligations	$66,216

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	July 31, 2020
Finance leases	38

Weighted average discount rate
Finance leases	4.85%

The aggregate future lease payments for Finance Lease Liability as of July 31, 2020 are as follows:

For the Years Ending January 31,
Remaining in 2021	$15,562
2022	31,123
2023	31,123
2024	23,343
Total minimum lease payments	$101,151
Less: amount representing interest	7,743
Total present value of minimum payments	93,408
Less: current portion	$27,192
Long term portion of finance lease liability	66,216

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

There were no options granted during the three months ended July 31, 2020, and no options were outstanding as of that period end. The Plan currently has 1,000,000 options available to grant. See Note 17 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of July 31, 2020, have been issued.

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

16. NOTES RECEIVEABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018, the Trust entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to an unrelated third-party buyer (Buyer). The sale price was $3,000,000, to be paid to IHT as follows:

1.	$250,000 at closing, which was received in cash on August 14, 2018;

2.	A secured promissory note receivable in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, recorded in the accompanying condensed balance sheet in operations. The note was amended after closing, so that interest shall accrue for the first 26 months (starting August 2018), thereafter for month 27 and 28 principal and interest payments of 50% ($25,632 per month), then the remaining amount to be amortized over 59 months (payments of $52,054 per month) with maturity in November 2025. Future estimated receipts from this note are shown in the table below.

FISCAL YEAR
2021	-
2022	550,000
2023	550,000
2024	550,000
Thereafter	275,500
$1,925,500

As of January 31, 2020, the Trust evaluated the carrying value of the note of $2,750,00 for potential impairment.

After review, an impairment of $825,000, or 30%, was taken against the note. Factors for the impairment included, but were not limited to:

●	Management’s evaluation of the current financial position of the Buyer, based on unaudited financial statements provided.
●	A lack of substantial quantitative data, showing the impact of the recently executed digital advertising agreement between the Buyer and Google.
●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.
●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates.

As of July 31, 2020, management evaluated the carrying value of the note and the impairment taken to date and determined no further impairment is needed at this time.

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

IHT agreed to provide continuing working capital support for a period of nine months in the amount of approximately $225,000 over a six-month period to IBC for transitional purposes. IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT has no rights to any benefits or losses from IBC as of August 1, 2018. During the fiscal year ended January 31, 2019 IHT had provided $100,000 to IBC. During the fiscal year ended January 31, 2020, IHT provided $125,000. Furthermore, no support was provided in the second quarter ended July 31, 2020.

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

18. INCOME AND OCCUPANCY TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $4.0 million which includes cumulative net operating loss carryforwards of $1.1 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.5 million as of July 31, 2020. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.5 million.

Sales and occupancy tax expense was approximately $766,000 for the six months ended July 31, 2020. This represents a liability arising from an occupancy tax discrepancy generated from our Tucson hotel which arose when we were notified in July 2020, of potentially underreporting and/or under collecting occupancy tax. We received a notice from the Arizona Department of Revenue indicating we were responsible for an additional 6% Pima County occupancy tax, in addition to the 6% State of Arizona occupancy tax we were already collecting and submitting to the State. To further complicate the situation, our filing position was such that we did not believe or know we were liable for any other tax, other than the State mandated 6%, because our hotel was located in an unincorporated area within Pima County. We were not aware of an additional County tax, and thus we filed our monthly returns as such. These additional amounts due for Hotel sales and occupancy expenses are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly.

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

20. SUBSEQUENT EVENTS

The Trust received an Income Tax Refund from the State of California, for an Amended 2018 Tax Return in the amount of approximately $175,000 on August 26, 2020. Furthermore, the Trust is anticipating an Income Tax Refund from the Internal Revenue Service, for an Amended 2018 Tax Return in the amount of approximately $119,000.

Management expects but cannot guarantee the Paycheck Protection Plan (PPP) Loans received by IHT, as well as the Tucson and Albuquerque hotels, because of the Covid-19 Virus Pandemic, to be fully forgiven, based upon Small Business Administration (SBA) guidelines. Furthermore, IHT has received preliminary approval of forgiveness from the lender on December 1, 2020, the approval is contingent on SBA approval. The approval process could take up to 90 days, to February 28, 2021.

On November 20, 2020, the Trust extended a $500,000 line of credit to UPI at an annual interest rate of 6%. The maturity date of the line of credit is December 31, 2024. Certain terms of the line of credit agreement are met, so the Trust will be granted 300,000 common stock warrants of UPI with an exercise price of $2.25 per share.

An affiliate of the Trust sold the Tempe Hotel on December 18, 2020. The Trust has received the full repayment of the approximately $1 million intercompany loan to Tempe. In addition, Rare Earth Financial (“REF”), an Affiliated Member of the Tempe Hotel has repaid approximately an $800,000 intercompany loan from the Trust.

As of February 1, 2021, UniGen has not drawn any funds and under the terms may not draw any funds; however IHT may at its sole discretion fund up to $500,000 and convert this into UniGen stock at $1.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2020.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Covid-19 Virus Pandemic and its effect on the Economic and Travel Industry slowdown;

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs may affect trade and travel

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On July 31, 2020, the Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites, (and managed a third hotel in Tempe, Arizona, which was subsequently sold December 18, 2020). Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At July 31, 2020, we owned, through our sole general partner’s interest in the Partnership, a direct 20.17% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

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

Over time, we expect our UniGen diversified investment to grow and provide another substantial source of income in the foreseeable future.

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

We experienced weaker economic conditions during the first six months of fiscal year 2021, (February 1, 2020 to July 31, 2020), compared to fiscal year 2020 due to the Virus. We expect the major challenge for the remainder of fiscal year 2021 to be the economic and travel return from prior Covid-19 restrictive measures. We believe that we have positioned the Hotels to remain competitive through economic and travel recovery of our Hotels, by offering preferential Online Travel Agencies (OTA) and other marketing, good guest value, providing a relatively large number of two-room suites at each location, and by maintaining a robust complementary guest items and a free guest Internet access system.

Our strategic plan is to obtain the full benefit of our real estate equity, by marketing the Hotels at competitive prices over the next 24 months, and benefiting from our UniGen Power, Inc. clean energy diversification investment. In addition, the Trust is seeking a public, or large private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. As we sell hotels and increase liquidity from our substantial equity, which substantially exceeds our debt and our low book values, we seek to diversify our investments. For more information on our strategic plan, including information on our progress in disposing of our hotel properties, and benefiting from our UPI clean energy investment, see “Future Positioning” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following tables show historical financial and other information for the periods indicated:

	For the Six Months Ended
Albuquerque	July 31,
	2020	2019	Change	%- Incr/Decr
Occupancy	53.85%	95.32%	(41.47)%	(43.51)%
Average Daily Rate (ADR)	$66.21	$75.22	$(9.01)	(11.98)%
Revenue Per Available Room (REVPAR)	$35.65	$71.70	$(36.05)	(50.28)%

	For the Six Months Ended
Tucson	July 31,
	2020	2019	Change	%- Incr/Decr
Occupancy	57.06%	69.23%	(12.17)%	(17.58)%
Average Daily Rate (ADR)	$79.42	$67.71	$11.71	17.29%
Revenue Per Available Room (REVPAR)	$45.32	$46.88	$(1.56)	(3.33)%

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic, or economic travel, and/or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Unaudited Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2020 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2019

A summary of total operating results of the Trust for the six months ended July 31, 2020 and 2019 is as follows:

	2020	2019	Change	% Change
Total Revenues	$2,370,798	$3,633,233	$(1,262,435)	(35)%
Operating Expenses	3,887,365	4,208,238	320,873	8%
Operating Loss	(1,516,567)	(575,005)	(942,562)	(164)%
Interest Income	64,352	3,527	60,825	1,725%
Interest Expense	(168,027)	(188,912)	20,885)	(11)%
Income Tax Provision	-	-	-	0%
Consolidated Net Loss	(1,620,242)	(760,390)	(859,852)	(113)%

As a result of the sale of IBC (see Note 16), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Corporate Overhead (operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico. The Trust has a concentration of assets in the southwest United States and the southern Arizona market. Prior to the sale of IBC, the Trust had previously determined that its operations were comprised of two reportable segments, a Hotel Operations & Corporate Overhead segment, and the IBC Hospitality segment serving 2,000 unrelated hotel properties.

The Trust has its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no statement of operations or balance sheet information by geographical region is provided.

REVENUE:

For the six months ended July 31, 2020, we had total revenue of approximately $2.4 million compared to approximately $3.6 million for the six months ended July 31, 2019, a decrease of approximately $1.2 million. In the prior fiscal years ended January 31, 2020, 2019 and 2018, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona. However, during the six months ended July 31, 2020, we had a significant decrease in total revenue resulting from the decreased demand and extensive travel restrictions imposed due to COVID-19.

We realized a 61.4% decrease in room revenues during the six months ended July 31, 2020 as room revenues were approximately $2.1 million for the six months ending July 31, 2020 as compared to approximately $3.5 million for the six months ending July 31, 2019. Due to improved selections in-house along with the increased demand resulting from the COVID-19 lockdowns elsewhere, food and beverage revenue increased slightly by 1.8% to approximately $33,000 for the six months ending July 31, 2020 as compared to approximately $32,400 during the six months ending July 31, 2019, an increase of approximately $570. During the remainder of Fiscal year 2021, we expect improvements in occupancy. Management and trademark fee revenues increased during the six months ended July 31, 2020 and were approximately $134,635 compared to approximately $98,516 during the six months ended July 31, 2019. During the remainder of Fiscal year 2021, we expect management and trademark fee revenues to be flat or down with the sale of our Tempe hotel. We realized an approximate 107% increase in other revenues from the hotel properties during the six months ended July 31, 2020 to approximately $75,000 as compared to approximately $36,000 during the six months ended July 31, 2019.

EXPENSES:

Total expenses net of interest expense was approximately $3.9 million for the six months ended July 31, 2020 reflecting a decrease of approximately $321,000, or 8%, compared to total expenses net of interest expense of approximately $4.2 million for the six months ended July 31, 2019. The decrease was primarily due to a decrease in operating expenses related to decreased occupancy and revenues at the hotel properties, offset by sales and occupancy expense.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $826,000 for the six months ended July 31, 2020 compared to approximately $1.0 million in the prior year six month period for a decrease of approximately $202,000, or 20%. Room expenses decreased as occupancy at the hotels decreased, and reduce expenses were incurred with the decreased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the six months ended July 31, 2020, food and beverage expenses increased approximately $16,000, or 34%, to approximately $63,000 for six months ended July 31, 2020, compared to approximately $47,000 for the six months ended July 31, 2019. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $917,000 for the six months ended July 31, 2020, decreased approximately $585,000 from approximately $1.5 million for the six months ended July 31, 2019 primarily due to lower charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $51,000, or 19%, to approximately $223,000 for the six months ended July 31, 2020 from approximately $274,000 for the six months ended July 31, 2019. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense decreased by approximately $27,000, or 13%, to approximately $175,000 for the six months ended July 31, 2020 from approximately $202,000 for the six months ended July 31, 2019. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense decreased by approximately $176,000, or 65%, to approximately $94,000 for the six months ended July 31, 2020 from approximately $271,000 for the six months ended July 31, 2019. The decrease was primarily due to the reduced occupancy and reduced breakfast offerings at the hotel properties due to COVID-19 restrictions.

Utility expenses decreased approximately $15,000, or 8%, to approximately $178,000 reported for the six months ended July 31, 2020 from approximately $193,000 for the six months ended July 31, 2019. The decrease was primarily due to the reduced occupancy at the hotel properties due to COVID-19 restrictions.

Hotel property depreciation expenses decreased by approximately $68,000 to approximately $427,000 for the six months ended July 31, 2020 from approximately $495,000 for the six months ended July 31, 2019. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $25,000, or 13%, to approximately $210,000 for the six months ended July 31, 2020 from approximately $185,000 for the six months ended July 31, 2019. The increase was primarily due to increased insurance costs.

Sales and occupancy tax increased approximately $766,000, or 100%, to approximately $766,000 for the six months ended July 31, 2020 from $0 for the six months ended July 31, 2019. This represents a liability arising from an occupancy tax discrepancy generated from our Tucson hotel which arose when we were notified in July 2020, of potentially underreporting and/or under collecting occupancy tax. We received a notice from the Arizona Department of Revenue indicating we were responsible for an additional 6% Pima County occupancy tax, in addition to the 6% State of Arizona occupancy tax we were already collecting and submitting to the State. To further complicate the situation, our filing position was such that we did not believe or know we were liable for any other tax, other than the State mandated 6%, because our hotel was located in an unincorporated area within Pima County. We were not aware of an additional County tax, and thus we filed our monthly returns as such. These additional amounts due for Hotel sales and occupancy expenses are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2020 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2019

A summary of total operating results of the Trust for the three months ended July 31, 2020 and 2019 is as follows:

	2020	2019	Change	% Change
Total Revenues	$924,720	$1,540,215	$(615,495)	(40)%
Operating Expenses	2,158,467	1,953,556	(204,911)	(10)%
Operating Loss	(1,233,747)	(413,341)	(820,406)	(198)%
Interest Income	46,596	713	45,883	6,435%
Interest Expense	(148,234)	(66,010)	(14,224)	22%
Income Tax Provision	-	-	-	0%
Consolidated Net Loss	(1,335,385)	(478,638)	(788,747)	(165)%

REVENUE:

For the three months ended July 31, 2020, we had total revenue of approximately $925,000 compared to approximately $1.5 million for the three months ended July 31, 2019, a decrease of approximately $615,000. In the prior fiscal years ended January 31, 2020, 2019 and 2018, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona. However, during three months ended July 31, 2020, we had a significant decrease in total revenue resulting from the decreased demand and extensive travel restrictions imposed due to COVID-19.

We realized a 42% decrease in room revenues during the three months ended July 31, 2020 as room revenues were approximately $846,000 for the three months ending July 31, 2020 as compared to approximately $1.5 million for the three months ending July 31, 2019. Due to improved selections in-house along with the increased demand resulting from the COVID-19 lockdowns elsewhere, food and beverage revenue increased by 22% to approximately $18,000 for the three months ending July 31, 2020 as compared to approximately $15,000 during the three months ending July 31, 2019, an increase of approximately $3,000. During fiscal year 2021, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues. Management and trademark fee revenues decreased during the three months ended July 31, 2020 and were approximately $32,000 compared to approximately $35,000 during the three months ended July 31, 2019. During the remainder of fiscal year 2021, we expect management and trademark fee revenues to be flat over fiscal year 2021 due to decreases in revenues. We realized an approximate 42% increase in other revenues from the hotel properties during the three months ended July 31, 2020 to approximately $29,000 as compared to approximately $20,000 during the three months ended July 31, 2019.

EXPENSES:

Total expenses net of interest expense was approximately $2.2 million for the three months ended July 31, 2020 reflecting an increase of approximately $205,000, or 10%, compared to total expenses net of interest expense and income tax provision of approximately $1.9 million for the three months ended July 31, 2019. The increase was primarily due to sales and occupancy expense, offset by decreases in operating expenses related to decreased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $357,000 for the three months ended July 31, 2020 compared to approximately $487,000 in the prior year three month period for a decrease of approximately $130,000, or 27%. Room expenses decreased as occupancy at the hotels decreased, and reduce expenses were incurred with the decreased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the three months ended July 31, 2020, food and beverage expenses increased approximately $8,000, or 32%, to approximately $31,000 for three months ended July 31, 2020, compared to approximately $23,000 for the three months ended July 31, 2019. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $340,000 for the three months ended July 31, 2020, decreased approximately $314,000 from approximately $654,000 for the three months ended July 31, 2019 primarily due to lower charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $34,000, or 23%, to approximately $112,000 for the three months ended July 31, 2020 from approximately $146,000 for the three months ended July 31, 2019. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense decreased by approximately $16,000, or 16%, to approximately $87,000 for the three months ended July 31, 2020 from approximately $102,000 for the three months ended July 31, 2019. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense decreased by approximately $105,000, or 80%, to approximately $26,000 for the three months ended July 31, 2020 from approximately $131,000 for the three months ended July 31, 2019. The decrease was primarily due to the reduced occupancy at the hotel properties due to COVID-19 restrictions.

Utility expenses decreased approximately $4,000, or 4%, to approximately $97,000 reported for the three months ended July 31, 2020 from approximately $101,000 for the three months ended July 31, 2019. The decrease was primarily due to the reduced occupancy at the hotel properties due to COVID-19 restrictions.

Hotel property depreciation expenses decreased by approximately $40,000 to approximately $212,000 for the three months ended July 31, 2020 from approximately $253,000 for the three months ended July 31, 2019. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $76,000, or 149%, to approximately $126,000 for the three months ended July 31, 2020 from approximately $51,000 for the three months ended July 31, 2019. The increase was primarily due to a combination of factors, including increased insurance costs, and the adoption and inclusion of ASC 842 Lease Accounting within the current fiscal year.

Sales and occupancy tax increased approximately $766,000, or 100%, to approximately $766,000 for the three months ended July 31, 2020 from $0 for the three months ended July 31, 2019. This represents a liability arising from an occupancy tax discrepancy generated from our Tucson hotel which arose when we were notified in July 2020, of potentially underreporting and/or under collecting occupancy tax. We received a notice from the Arizona Department of Revenue indicating we were responsible for an additional 6% Pima County occupancy tax, in addition to the 6% State of Arizona occupancy tax we were already collecting and submitting to the State. To further complicate the situation, our filing position was such that we did not believe or know we were liable for any other tax, other than the State mandated 6%, because our hotel was located in an unincorporated area within Pima County. We were not aware of an additional County tax, and thus we filed our monthly returns as such. These additional amounts due for Hotel sales and occupancy expenses are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

One principal source of cash to meet our cash requirements, including dividends to our shareholders, is our share of the Partnership’s cash flow of the Tucson hotel, and quarterly distributions from the Albuquerque, New Mexico properties. Another principal source of cash is management fees earned in the operation of the Trusts’ two hotels plus one affiliated hotel, and potential future hotel sales. Also, another source of cash is repayment of the intercompany loans, which was recently facilitated with the Tempe Hotel sale. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt and the source of repayment of intercompany loan from Tucson & Albuquerque and Tempe.

Hotel operations are significantly affected by occupancy and room rates at the Hotels in the current Fiscal year 2021. We anticipate occupancy will partially recover from the Virus, and the related economic and travel slowdown during Fiscal 2021. Capital improvements are expected to decrease from the prior year.

With approximately $130,000 of cash and short term investments as of July 31, 2020 and the availability of a $150,000 bank line of credit, a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the potential repayment of $2.5 million in intercompany loans to be paid upon refinance of the Tucson hotel expected during the third quarter of 2022, repayment of the $800,000 in intercompany loans from the sale of the Tempe hotel on December 18, 2020, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit in excess of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these unaudited condensed consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, additional asset sales, increasing borrowings at our Tucson hotel, using the funds generated to pay intercompany loans (1) due from the Tucson hotel to the Partnership (2) and other due from affiliates. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and IBC agreed to extend the payment schedule on IBC’s note receivable by one (1) year, extending the first payment from November 2020 to November 2021. The reason for the extension is in support of IBC’s cash requirements; related to IBC’s realization of fully benefiting from a return in occupancy and travel, and their agreement with a large search-engine company and a European digital marketing company, which together have the potential of greatly increasing both IBC’s revenues and profits. These potential benefits may in turn improve IHT’s secured position on its note receivable from IBC. Management also believes that even with an additional extension repayment term due to COVID-19 that the future collectability is probable and not subject to further impairment, or allowance currently.

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

Negative cash used in operating activities from operations totaled approximately $1,193,000 during the six months ended July 31, 2020 as compared to net cash provided by approximately $411,000 during the six months ended July 31, 2019. Consolidated net loss was approximately $1.6 million for the six months ended July 31, 2020 as compared to consolidated net loss for the six months ended July 31, 2019 of approximately $760,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss for the six months ended July 31, 2020 and 2019, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $427,000 during the six months ended July 31, 2020 compared to approximately $495,000 during the six months ended July 31, 2019, a decrease of $68,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $13,000 and $628,000 for the six months ended July 31, 2020 and 2019, respectively. This significant increase in changes in assets and liabilities for the six months ended July 31, 2020 compared to the six months ended July 31, 2019 was due to the increase in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $400,000 for the six months ended July 31, 2020 compared to net cash provided by investing activities of approximately $220,000 for six three months ended July 31, 2019. The change in net cash provided by investing activities during the six months ended July 31, 2020 was due primarily due to the additional investment into UniGen.

Net cash used in financing activities totaled approximately $278,000 and $764,000, respectively, for the six months ended July 31, 2020 and 2019. The decrease of approximately $487,000 was primarily due to SBA PPP loans, which became available soon after the Covid-19 Pandemic arose, as previously discussed.

Principal payments on mortgage notes payable for operations was approximately $81,000 and $58,000 during the six months ended July 31, 2020 and 2019, respectively. Net payments and borrowings on notes payable to banks was approximately $17,000 and approximately $156,000 during the six months ended July 31, 2020 and 2019, respectively.

Collections on notes payables – related party, netted against borrowings on note payable–related party, was approximately $161,000 and $159,000 of cash used in financing activities during the six months ended July 31, 2020 and 2019, respectively.

Collections on other notes payables netted against borrowings on other note payable was approximately $381,000 and ($533,000) of net cash used in financing activities during the six months ended July 31, 2020 and 2019, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries increased by approximately $10,000 as sales of non-controlling ownership interest was $10,000 for the six months ended July 31, 2020 and approximately $0 for the six months ended July 31, 2019. We had no sales of our IHT stock for cash for the six months ended July 31, 2020 and 2019.

During the six months ended July 31, 2020, our distributions to non-controlling interest holders was approximately $105,000 compared with approximately $200,000 for the six months ended July 31, 2019.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of July 31, 2020, and 2019, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2020 and 2019, the Hotels spent approximately $0 and $191,000, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2021 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the six months ending July 31, 2019. Repairs and maintenance were charged to expense as incurred and approximated $87,000 and $103,000 for the six months ended July 31, 2020 and 2019, respectively.

We have minimum debt payments, net of debt discounts, of approximately $767,000 and approximately $731,000 due during fiscal years 2021 and 2022, respectively. Minimum debt payments due during fiscal year 2021 and 2022 include approximately $81,000 and $171,000 of mortgage notes payable, and approximately $686,000 and $560,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal years ending January 31, 2021 and January 31, 2022 (“fiscal years 2021 and 2022”) to be the occupancy and rate recovery from the Virus related economic, travel, and hotel industry slowdown. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust. Some of business destinations have been put on hold pending economic and travel recovery in the months ahead.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial offset to the current hotel industry Virus induced drop in demand pressure, the Trust looks to benefit from, and expand, its UPI clean energy operation diversification investments in the months, and years ahead. See Note 2 of the unaudited condensed consolidated financial statements for discussion on UPI.

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on August 14, 2020, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended July 31, 2020. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the six months ended July 31, 2020 or 2019. As of July 31, 2020, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

The Trust is currently out of compliance for timely filing SEC quarterly reports for the First, Second (and Third) Fiscal Quarters ended October 31, 2020. The Trust plans to bring the filings into compliance and will be completed by March 25, 2021.

Due to COVID-19 disruptions, and consistent with SEC guidelines, the Trust extended their filing dates of the 10-K for the fiscal year time period ended January 31, 2020, the first quarter 10-Q for the fiscal year ended April 30, 2020, the second quarter 10-Q for the fiscal quarter ended July 31, 2020, and the third quarter 10-Q for the fiscal year ended October 31, 2020. The 45-day SEC extension for the second fiscal quarter extended the filing compliance date to October 31, 2020. An additional 45-day SEC extension for the second fiscal quarter extended the filing compliance date to February 15, 2021. The Trust applied for and was granted an additional 60-day SEC compliance extension to April 15, 2021. IHT plans to be in filing compliance with the SEC and NYSE AMERICAN by March 25, 2021.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and six months ended July 31, 2020 and 2019 is approximately as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss attributable to controlling interests	$(665,000)	$(464,000)	$(807,000)	$(805,000)
Add back:
Depreciation	212,000	253,000	427,000	495,000
Interest expense	80,000	66,000	168,000	189,000
Taxes	-	-	-	-
Less:
Interest Income	(47,000)	(1,000)	(64,000)	(4,000)
Adjusted EBITDA	$(420,000)	$(146,000)	$(276,000)	$(125,000)

FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and non-controlling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. The Trust is an unincorporated Ohio real estate investment trust; however, the Trust is not a real estate investment trust for federal taxation purposes. Management uses this measurement to compare itself to REITs with similar depreciable assets. We consider FFO to be an appropriate measure of our ongoing normalized operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other companies that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the unaudited condensed consolidated financial statements.

An approximate reconciliation of net loss attributable to controlling interests to FFO for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss attributable to controlling interests	$(665,000)	$(464,000)	$(807,000)	$(805,000)
Add back:
Depreciation	427,000	495,000	427,000	495,000
Non-controlling interest	(602,000)	(15,000)	(813,000)	44,000
FFO	$(840,000)	$16,000	$(1,193,000)	$(266,000)

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the COVID-19 disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Asking Price
Albuquerque	$3,588,046	$1,375,771	7,995,000
Tucson Oracle	6,974,728	4,648,443	16,600,000

	$10,562,774	$6,024,214	$24,595,000

The “Estimated Market Asking Price” is the amount at which we would sell each of the Hotels and is adjusted to reflect recent hotel sales in the Hotels’ areas of operation and current earnings of each of the Hotels. The listed asking price is not based on appraisals of the properties.

We have from time to time listed each of the properties with a local real estate hotel broker who has successfully sold four of our hotel properties and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We plan to sell our remaining two Hotel properties one within 12-18 months and the other within 12 months thereafter, based on feedback received by our local hotel real estate property professional brokers, who specialize in the selling/buying hotel real estate properties to review the sale of our Tucson and Albuquerque Hotel properties. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

Although believed feasible, we may be unable to realize the asking price for the individual Hotel properties or to sell one or both. However, we believe that the asking price values are reasonable based on local market conditions, comparable sales, and anticipated upturns in occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen UPI clean energy operation diversified investment, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on August 14, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

Other than legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned or controlled subsidiaries that are not included in our unaudited condensed consolidated financial statements.

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

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock (120,000 issued on January 31, 2020, and 80,000 issued on February 3, 2020). The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

On the Trust’s balance sheet, the investment of the $1,000,000 made in the current fiscal year consists of approximately $424,000 in note receivables and approximately $576,000 as the fair value of the warrant issued with the Trust’s investment in UniGen. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

InnSuites Hospitality Trust (IHT) made an initial $600,000 diversification investment during Fiscal Year 2020 that could expand into a multi-million-dollar investment totaling up to approximately 25 percent ownership in privately held UniGen Power, Inc. (UPI) to develop a patented high profit potential new efficient clean energy generation innovation. The initial investment was made approximately one year ago in December 2019, with significant positive progress to date despite the virus, economic, and travel disruptions of 2020. During the first Fiscal Quarter of 2021, an additional investment of $400,000 was made bringing the total to $1 Million. The investment comprises of fair debt warrants with 6% annual interest that are convertible to UPI stock upon election of the Trust. The investment is valued at fair value (level 3). There is no Investment Commitment to Unigen requiring any restriction of cash.

Based on subsequent events, IHT is likely to obtain an opportunity to convert a $500,000 UniGen line of credit into 500,000 shares of UniGen. IHT will also likely obtain an additional 300,000 warrants at $2.25 per share. Full conversion of all IHT held convertible debt and UniGen warrants could result in 3 million shares of UniGen stock and if fully exercised would result in approximately 12 million UniGen shares, or approximately 25% of the total equity of UniGen held by IHT.

The project has made positive progress and is on budget, and within 90 days of being on schedule with the first GenSet prototype anticipated to be in operation in June 2021, followed by initial expanded production on or before early 2022. The time delay is related to travel restrictions to UPI China suppliers and time needed to incorporate additional innovations discovered and design improvements. Global Supply sources include China, Italy, Israel, and the United States. Investors are cautioned of the substantial challenges ever present with this and any innovation. However, IHT has confidence in the UniGen technical team based in Detroit and in the encouraging progress to date. UPI profitability is anticipated to be 18-24 months or more into the future, but future high profit potential is encouraging for IHT investors, especially considering a full year of successful design and development work is now complete.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive Officer and Chief Financial Officer and effected by the Company’s Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that we determined to be material weaknesses, as follows:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Contain properly implemented comprehensive entity-level internal controls;

●	Include properly implemented adequate system and manual controls;

●	Have sufficient segregation of duties;

●	Have sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States; and

●	Implement appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the unaudited condensed consolidated financial statements and our system of internal control over financial reporting.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of July 31, 2020. Current year efforts are being made to remediate some, if not all, of these material weaknesses.

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

Despite the material weaknesses reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the six months ended July 31, 2020 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the six months ended July 31, 2020, the Trust acquired 198,889 Shares of Beneficial Interest in open market transactions at an average price of $1.04 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 746,060 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. On June 25, 2019, the Trust’s Board of Trustee’s authorized the repurchase of up to 750,000 shares and units in addition to the above amounts previously authorized.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
February 1 - February 28, 2019	1,883	$1.68	264,754	943,066
March 1 - March 31, 2019	7,762	$1.22	256,992	935,304
April 1 - July 31, 2019	11,347	$1.09	245,645	923,957
May 1 - May 31, 2019	15,783	$1.09	229,862	908,174
June 1 - June 31, 2019	103,346	$1.09	126,516	804,828
July 1 - July 31, 2020	58,768	$1.09	67,748	746,060
Total	198,889

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

INNSUITES HOSPITALITY TRUST

Date: March 01, 2021	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 01, 2021	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

