Form 10-Q
period 2020-10-31
INNSUITES HOSPITALITY TRUST
filed 2021-03-24
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of October 31, 2020, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $6,100,962

Number of outstanding Shares of Beneficial Interest, without par value, as of March 24, 2021: 9,063,514

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2020	JANUARY 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$47,386	$1,200,528
Accounts Receivable, including approximately $37,000 and $375,000 from related parties and net of Allowance for Doubtful Accounts of approximately $22,000 and $15,000 as of October 31, 2020 and January 31, 2020, respectively	47,215	585,226
Income Tax Receivable	119,661	294,402
Advances to Affiliates - Related Party	657,000	1,000,000
Current Portion of Note Receivable (net)	-	91,667
Prepaid Expenses and Other Current Assets	85,276	77,806
Total Current Assets	956,538	3,249,629
Property, Plant and Equipment, (net)	8,367,801	8,983,323
Note Receivable (net)	1,925,500	1,833,333
Operating Lease – Right of Use	2,162,331	2,197,364
Finance Lease – Right of Use	83,246	131,806
Investments	1,030,000	600,000
TOTAL ASSETS	$14,525,416	$16,995,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,685,348	$1,384,971
Current Portion of Notes Payable - Related Party	35,000	161,440
Current Portion of Mortgage Notes Payable, net of Discount	166,768	160,849
Current Portion of Notes Payable to Banks, net of Discount	500	17,100
Current Portion of Other Notes Payable	682,318	806,712
Current Portion of Operating Lease Liability	56,960	168,780
Current Portion of Finance Lease Liability	27,523	31,123
Total Current Liabilities	2,654,417	2,730,975
Mortgage Notes Payable, net of Discount	5,818,131	5,944,819
Other Notes Payable	525,432	73,491
Operating Lease Liability, net of current portion	2,326,160	2,252,964
Finance Lease Liability, net of current portion	59,209	75,396
TOTAL LIABILITIES	11,383,349	11,077,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,626,215 and 18,608,215 shares issued and 9,057,730 and 9,273,299 shares outstanding at October 31, 2020 and January 31, 2020, respectively	20,485,317	21,837,048
Treasury Stock, 9,568,485 and 9,334,916 shares held at cost at October 31, 2020 and January 31, 2020, respectively	(13,936,972)	(13,689,533)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,548,345	8,147,515
NON-CONTROLLING INTEREST	(3,406,279)	(2,229,705)
TOTAL EQUITY	3,142,066	5,917,515
TOTAL LIABILITIES AND EQUITY	$14,525,416	$16,995,455

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2020	2019
REVENUE
Room	$3,006,851	$4,917,000
Food and Beverage	46,952	52,456
Management and Trademark Fees	108,944	129,202
Other	161,010	25,003
TOTAL REVENUE	3,323,757	5,123,661

OPERATING EXPENSES
Room	1,169,010	1,520,904
Food and Beverage	93,788	71,521
Telecommunications	1,873	395
General and Administrative	1,459,425	1,712,769
Sales and Marketing	306,861	386,498
Repairs and Maintenance	262,214	297,761
Hospitality	119,331	398,220
Utilities	272,229	308,540
Depreciation	634,010	764,566
Real Estate and Personal Property Taxes, Insurance and Ground Rent	348,986	250,672
Sales and Occupancy Tax	844,438	-
Other	6,943	17,416
TOTAL OPERATING EXPENSES	5,519,108	5,729,262
OPERATING LOSS	(2,195,351)	(605,601)
Interest Income	81,852	65,752
TOTAL OTHER INCOME	81,852	65,752
Interest on Mortgage Notes Payable	219,032	181,503
Interest on Notes Payable to Banks	103	-
Interest on Other Notes Payable	55,547	190,941
TOTAL INTEREST EXPENSE	274,682	372,444
CONSOLIDATED NET LOSS	$(2,388,181)	$(912,293)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(1,100,281)	$93,634
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,287,900)	$(1,005,927)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.26)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,187,337	9,324,548

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2020	2019
REVENUE
Room	$878,813	$1,439,693
Food and Beverage	13,974	20,049
Management and Trademark Fees	33,696	37,504
Other	26,476	-
TOTAL REVENUE	952,959	1,497,246

OPERATING EXPENSES
Room	342,698	493,030
Food and Beverage	30,542	24,214
Telecommunications	978	-
General and Administrative	541,664	217,526
Sales and Marketing	84,287	112,278
Repairs and Maintenance	86,801	95,429
Hospitality	24,624	127,258
Utilities	93,966	115,300
Depreciation	207,300	269,887
Real Estate and Personal Property Taxes, Insurance and Ground Rent	138,910	65,222
Sales and Occupancy Tax	78,438	-
Other	1,535	7,697
TOTAL OPERATING EXPENSES	1,631,743	1,527,841
OPERATING LOSS	(678,784)	(30,595)
Interest Income	17,500	62,225
TOTAL OTHER INCOME	17,500	62,225
Interest on Mortgage Notes Payable	110,687	68,338
Interest on Other Notes Payable	(4,032)	115,195
TOTAL INTEREST EXPENSE	106,655	183,533
CONSOLIDATED NET LOSS	$(767,940)	$(151,903)
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(286,830)	$49,202
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(481,110)	$(201,105)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.08)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,069,326	9,298,268

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED OCTOBER 31, 2020

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2020	9,273,299	21,837,048	9,334,916	(13,689,533)	8,147,515	(2,229,705)	5,917,810
Net Loss	-	(141,872)	-	-	(141,872)	(210,985)	(352,857)
Purchase of Treasury Stock	(17,074)	-	17,074	(20,772)	(20,772)	-	(20,772)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	10,000	10,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(105,347)	(105,347)
Reallocation of Non-Controlling Interests and Other	-	10,494	-	-	10,494	(10,494)	-
Balance, April 30, 2020	9,274,225	$21,713,770	9,351,990	$(13,710,305)	$8,003,465	$(2,546,531)	$5,456,934

Net Loss	-	(664,919)	-	-	(664,919)	(602,466)	(1,267,385)
Dividends	-	(95,924)	-	-	(95,924)	-	(95,924)
Purchase of Treasury Stock	(181,815)	-	181,815	(186,567)	(186,567)	-	(186,567)
Shares of Beneficial Interest Issued for Services Rendered	-	6,300	-	-	6,300	-	6,300
Balance, July 31, 2020	9,092,410	$20,959,227	9,533,805	$(13,896,872)	$7,062,355	$(3,148,997)	$3,913,358
Net Loss	-	(481,110)	-	-	(481,110)	(286,830)	(767,940)
Purchase of Treasury Stock	(34,680)	-	34,680	(40,100)	(40,100)	-	(40,100)
Shares of Beneficial Interest Issued for Services Rendered	-	7,200	-	-	7,200	-	7,200
Reallocation of Non-Controlling Interests and Other	-	-	-	-	-	29,548	29,548
Balance, October 31, 2020	9,057,730	$20,485,317	9,568,485	$(13,936,972)	$6,548,345	$(3,406,279)	$3,142,066

FOR THE NINE MONTHS ENDED OCTOBER 31, 2019

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2019	9,366,076	23,738,260	9,223,884	(13,517,833)	10,220,427	(1,471,912)	8,748,515
Net (Loss) Income	-	(328,854)	-	-	(328,854)	59,024	(269,830)
Purchase of Treasury Stock	(32,732)	-	32,732	(58,096)	(58,096)	-	(58,096)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(139,679)	(139,679)
Balance, April 30, 2019	9,351,344	$23,417,506	9,256,616	$(13,575,929)	$9,841,577	$(1,552,567)	$8,289,010

Net Loss	-	(475,968)	-	-	(475,968)	(14,592)	(490,560)
Dividends	-	(95,909)	-	-	(95,909)	-	(95,909)
Purchase of Treasury Stock	(32,410)	-	32,410	(51,385)	(51,385)	-	(51,385)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(60,554)	(60,554)
Balance, July 31, 2019	9,318,934	$22,853,729	9,289,026	$(13,627,314)	$9,226,415	$(1,627,713)	$7,598,702

Net Loss (Income)	-	(201,105)	-	-	(201,105)	49,202	(151,903)
Purchase of Treasury Stock	(8,243)	-	8,243	(14,286)	(14,286)	-	(14,286)
Shares of Beneficial Interest Issued for Services Rendered	-	8,100	-	-	8,100	-	8,100
Distribution to Non-Controlling Interests	-	-	-	-	-	(168,993)	(168,993)
Balance, October 31, 2019	9,310,691	$22,660,724	9,297,269	$(13,641,600)	$9,019,124	$(1,747,504)	$7,271,620

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(2,388,181)	$(912,293)
Adjustments to Reconcile Consolidated Net Loss to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	21,600	24,300
Depreciation	634,010	764,566
Changes in Assets and Liabilities:
Accounts Receivable	537,512	(145,184)
Income Tax Receivable	174,741	-
Prepaid Expenses and Other Assets	(7,470)	11,547
Operating Lease	(3,591)	-
Finance Lease	28,773	-
Accounts Payable and Accrued Expenses	281,889	370,667
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(720,718)	113,603

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	-	(242,355)
Investments in Unigen	(430,000)	-
Purchase of Marketable Securities	-	1,106,183
Lendings on Advances to Affiliates - Related Party	(12,000)	(127,055)
Collections on Advances to Affiliates - Related Party	355,000	25,353
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(87,000)	762,126

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(120,769)	(86,889)
Borrowings on Mortgage Notes Payable	-	-
Payments on Notes Payable to Banks, net of financing costs	(16,600)	(156,000)
Borrowings on Notes Payable to Banks, net of financing costs	-	146,700
Lendings on Notes Receivable - Related Party	-	(254,813)
Collections on Notes Receivable - Related Party	-	888,027
Payments on Notes Payable - Related Party	(271,440)	(240,210)
Borrowings on Notes Payable – Related Party	145,000	-
Payments on Other Notes Payable	(185,677)	(604,419)
Borrowings on Other Notes Payable	513,224	11,000
Payment of Dividends	(95,924)	(95,909)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	10,000	-
Distributions to Non-Controlling Interest Holders	(105,347)	(369,226)
Repurchase of Treasury Stock	(247,439)	(123,767)
NET CASH USED IN FINANCING ACTIVITIES	(345,424)	(885,506)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,153,142)	(9,777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,200,528	749,075
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,386	$739,298

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2020 AND JANUARY 31, 2020

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2020, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels IHT owns and three hotels IHT manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UPI”), and hold warrants to make further UPI Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”) and owned a 75.89% interest in the Partnership as of October 31, 2020 and January 31, 2020, respectively. The Trust’s weighted average ownership for the nine months ended October 31, 2020 and 2019 was 75.89%. As of October 31, 2020, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.17% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On October 31, 2020 and January 31, 2020, 211,708 Class A Partnership units were issued and outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of October 31, 2020 and January 31, 2020, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all the Class A and B Partnership units were converted on October 31, 2020 and January 31, 2020, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of October 31, 2020, and January 31, 2020, the Trust owns 10,025,771 general partner units in the Partnership, representing 75.89% of the total Partnership units.

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

As of October 31, 2020, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $35,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $1,000,000, which is available through December 31, 2021, and renews annually. As of October 31, 2020, the outstanding net balance receivable on the Demand/Revolving Line of Credit/Promissory Note was $0.

As of October 31, 2020, the Trust had Advance to Affiliate credit facilities with an aggregate maximum borrowing capacity of $1,000,000, which is available through December 31, 2020, and renews annually. As of October 31, 2020, the Trust had an amount receivable of the Advances to Affiliate credit facility of $657,000.

As of October 31, 2020, the Trust had a Revolving line of Credit of $150,000 with the Republic Bank of Arizona. The line had a zero balance as of October 31, 2020.

With approximately $47,000 of cash, as of October 31, 2020, the availability of a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the availability of the combined $1,000,000 Advance to Affiliate credit facilities, and the $150,000 Revolving Line of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful selling properties, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

TEMPE HOTEL SUBSEQUENT EVENT

Subsequent to the end of the Third Fiscal Quarter, an affiliate of the Trust sold the Tempe Hotel on December 18, 2020. At that time, the Trust received in the Fourth Fiscal quarter the full repayment of the approximately $657,000 intercompany loan to Tempe.

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

Operating results for the nine months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2020.

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

SHORT-TERM INVESTMENTS – AVAILABLE FOR SALE SECURITIES

The Trust currently holds a liquid investment account with Charles Schwab. The Trust believes it places its investments only with high credit quality financial institutions.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the three months ended October 31, 2020 and the fiscal year ended January 31, 2020.

Fiscal Year	Balance at the Beginning of Period	Discontinued Operations Adjustment	Charged to Expense	Deductions	Balance at the End of Period
October 31, 2020	$(14,789)	$-	$(6,933)	$-	$(21,722)
January 31, 2020	$(5,943)	$-	$(13,223)	$4,377	$(14,789)

INCOME TAX RECEIVABLE

The Trust amended its corporate tax returns for the previous year ended January 31, 2019. Such amendments resulted in a refund of approximately $294,000, of which the Trust received approximately $175,000 in August 2020. The Trust expects to receive the remaining $120,000 by July 31, 2021.

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

During the nine months ended October 31, 2020, the Trust granted restricted stock awards of 18,000 Shares to three independent members of the Board of Trustees, resulting in stock-based compensation of $21,600. The shares vest over one year, through the end of fiscal year ended January 31, 2021 monthly at a rate of approximately 500 shares for each outside Trustee or a total of 1,500 per month for three independent Trustees.

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

For the nine months ended October 31, 2020 and 2019, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 in addition to the basic shares outstanding for the nine months ended October 31, 2020 and 2019. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the nine months ended October 31, 2020 and 2019 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $39,000 and $59,000 for the three months ended October 31, 2020 and 2019 respectively, and $154,000 and $233,000 for the nine months ended October 31, 2020 and 2019, respectively.

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

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6%. The Debentures are convertible into Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. The Loan is structured into two (2) payments of $600,000 and $400,000. The first payment of $600,000 was made by the Trust at closing on December 16, 2019 and the second payment of $400,000 was made on February 3, 2020.

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

On the Trust’s balance sheet, the investment of the $1,030,000 made in the current fiscal year consists of approximately $424,000 in note receivables, approximately $576,000 as the fair value of the warrant issued with the Trust’s investment in UniGen, and $30,000 in accrued interest income, which was re-invested in Unigen. The value of the premium related to the fair value of the warrants will accrete over the life of the debentures.

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

UNIGEN SUBSEQUENT EVENT

UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. And upon full subscription of the UniGen $2 million syndication, IHT will be granted an additional 300,000 warrants at $2.25 per share. If all notes are converted and all warrants exercised, IHT would hold 3 million UniGen shares out of a total of approximately 12 million UniGen shares resulting in IHT owning approximately 25% of UniGen. Subsequent to October 31, 2020, no activity has occurred with this line of credit and thus no draws have been taken.

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

During the nine months ended October 31, 2020 and the fiscal year ended January 31, 2020, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY, EQUIPMENT, AND HOTEL PROPERTIES

As of October 31, 2020 and January 31, 2020, hotel properties consisted of the following:

	October 31, 2020	January 31, 2020
Land	$2,500,000	$2,500,000
Building and improvements	10,519,606	10,495,465
Furniture, fixtures and equipment	4,052,067	4,021,890
Total hotel properties	17,071,673	17,017,355
Less accumulated depreciation	(8,770,787)	(8,155,224)
Hotel Properties in Service, net	8,300,886	8,862,131
Construction in progress	0	40,965
Hotel properties, net	$8,300,886	$8,903,096

As of October 31, 2020 and January 31, 2020, corporate property, plant and equipment consisted of the following:

	October 31, 2020	January 31, 2020
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	166,121	160,987
Total property, plant and equipment	248,788	243,654
Less accumulated depreciation	(181,873)	(163,427)
Property, Plant and Equipment, net	$66,915	$80,227

6. MORTGAGE NOTES PAYABLE

On October 31, 2020 and January 31, 2020, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of October 31, 2020 and January 31, 2020 were 4.69%, respectively.

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

As of October 31, 2020, and January 31, 2020, the Tucson Loan balance was approximately $4,600,000 and $4,709,000, respectively, net of a discount of approximately $5,000. The mortgage note payable is due in monthly installments of $28,493.

In addition, the Albuquerque hotel has a loan of approximately $1.4 million with a weighted average interest rate of 4.9%.

As of October 31, 2020, and January 31, 2020, the Trust has an affiliate loan with Tempe InnSuites Phoenix Airport for $1 Million. Further detail is out lined in the liquidity section. (This loan was repaid in full in December 2020.)

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly matures on August 24, 2021, and renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing/lending capacity of $1,000,000. As of October 31, 2020, and January 31, 2020, the Trust had an amount payable of approximately $35,000 and $0, respectively. During the nine months ended October 31, 2020 and 2019, the Trust accrued approximately $0 of interest expense.

8. OTHER NOTES PAYABLE

As of October 31, 2020, the Trust had approximately $136,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 516,488 Class A Partnership units in privately negotiated transactions, the repurchase of 314,100 Shares of Beneficial Interest in privately negotiated transactions, and the repurchase of 1 Class A interest in Albuquerque Suite Hospitality, LLC in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of October 31, 2020, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan accrues interest at 4.0% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of October 31, 2020.

On June 20, 2016, the Trust and the Partnership together entered multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019, these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayden Loans is $270,000 as of October 31, 2020.

On March 20, 2017, the Trust and Partnership entered multiple, unsecured loans to Lisa Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019, these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The total principal amount of the Sweitzer Loans is $100,000 as of October 31, 2020.

As a result of the Covid-19 Virus Pandemic, and the subsequent Legislation passed within the CARES Act of 2020, the Trust applied for and received Small Business Administration (“SBA”) loans through the Paycheck Protection Program (“PPP”). Loans in the amount of $228,602, $187,685, and $86,700, for Tucson, Albuquerque, InnSuites Hospitality, respectively, were granted and received. The lender of all three of the aforementioned PPP Loans has confirmed that all three loans have met all of the requirements necessary to qualify and be eligible for full and complete forgiveness in early 2021, based upon the SBA criteria for PPP loan forgiveness, subject to and pending the forgiveness application. As of March 1, 2021 the InnSuites Hospitality PPP loan ($86,700), has been forgiven. However, to date the other two loans for Tucson ($228,602), and Albuquerque ($187,685), respectively, have not yet been forgiven.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of October 31, 2020 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	TOTAL

2021	$40,849	$638,219	$679,068
2022	170,856	554,692	725,548
2023	176,852	14,839	191,691
2024	219,151		219,151
2025	192,828		192,828
2026	203,490		203,490
Thereafter	4,980,873		4,980,873
	$5,984,899	$1,207,750	$7,192,649

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

For the nine months ended October 31, 2020 and 2019, the Trust repurchased 233,569 and 73,385 Shares of Beneficial Interest at an average price of $1.06 and $1.71 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 711,380 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

11. RELATED PARTY TRANSACTIONS

As of October 31, 2020 and January 31, 2020, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 20.17% of the total outstanding Partnership units, respectively. As of October 31, 2020 and January 31, 2020, Mr. Wirth and his affiliates held 5,876,683 Shares of Beneficial Interest in the Trust, respectively, which represented 61.38% and 61.32% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of October 31, 2020 and January 31, 2020, the Trust owned 75.89% of the Partnership, respectively. As of October 31, 2020, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.17% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the two Hotels and the hotel owned by affiliates of Mr. Wirth. (This hotel, located in Tempe, Arizona, was sold December 18, 2020). Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels and the hotel owned by affiliates of Mr. Wirth are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice or 30-days written notice in the event the property changes ownership. For the nine months ended October 31, 2020, the Trust recognized approximately $109,000 of revenue.

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $36,000 annual salary.

On December 22, 2015, the Trust provided Advances to Affiliate – Related Party in the amount of $657,000 to Tempe/Phoenix Airport Resort LLC. Mr. Wirth, individually and thru one of his affiliates owns approximately 42% Tempe/Phoenix Airport Resort LLC. The note was amended on June 17, 2017 to increase the amount to $1,000.000 and extend the due date. The note has a due date of December 31, 2021, renews annually, and accrues interest of 7.0%. During the nine months ended October 31, 2020 and 2019, the Trust received $52,500 and $1,970 of interest income, respectively, from Tempe/Phoenix Airport Resort LLC. As of October 31, 2020, the Advances from Affiliate – Related Party balance was approximately $657,000 from Tempe/Phoenix Airport Resort LLC. (The Tempe hotel was sold, and the inter-company loan was repaid in full in December 2020).

On December 1, 2014, the Trust entered into a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2021. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being approximately $35,000 during the nine months ended October 31, 2020. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $1,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the nine months ended October 31, 2020 was $0 of expense and approximately $0 of revenue.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $182,000 and $372,00 in cash for interest for the nine months ended October 31, 2020 and 2019, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $130,000 and $124,000, respectively, for the nine months ended October 31, 2020 and 2019. No cash was paid for taxes for the nine months ended October 31, 2020 and 2019.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of October 31, 2020 and January 31, 2020, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $97,000 and $125,000 for the nine months ended October 31, 2020 and 2019, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2019. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

The following table presents the Company’s lease costs for the nine months ended October 31, 2020:

Nine Months
Ended
31-Oct-20
Operating Lease Costs:
Operating lease cost*	$150,260

* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Nine Months
Ended
31-Oct-20
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126,102

Lease Obligations obtained:
Operating leases, net	$2,383,120
Long-term obligations	$2,326,160

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2020
Operating leases	37

Weighted average discount rate
Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of October 31, 2020 are as follows:

For the Years Ending January 31,
Remaining in 2021	$42,678
2022	172,177
2023	148,348
2024	112,116
2025	112,116
Thereafter	5,151,311
Total minimum lease payments	$5,738,746
Less: amount representing interest	3,355,626
Total present value of minimum payments	2,383,120
Less: current portion of operating lease liability	$56,960
Long term portion of operating lease liability	2,326,160

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease. The Tucson Oracle Hotel non-cancelable cable lease expires in 2023.

The following table presents the Company’s lease costs for the nine months ended October 31, 2020:

Nine Months
Ended
31-Oct-20
Finance Lease Costs:
Amortization of lease obligations	$20,811
Interest on lease obligations	3,557

Supplemental cash flow information is as follows:

Nine Months
Ended
31-Oct-20
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$25,936

Lease Obligations obtained:
Finance leases, net	$86,732
Long-term obligations	$59,209

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2020
Finance leases	3

Weighted average discount rate
Finance leases	4.85%

The aggregate future lease payments for Finance Lease Liability as of October 31, 2020 are as follows:

For the Years Ending January 31,
Remaining in 2021	$7,781
2022	31,123
2023	31,123
2024	23,343
Total minimum lease payments	$93,370
Less: amount representing interest	6,638
Total present value of minimum payments	86,732
Less: current portion	$27,523
Long term portion of finance lease liability	59,209

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

There were no options granted during the nine months ended October 31, 2020, and no options were outstanding as of that period end. The Plan currently has 1,000,000 options available to grant. See Note 17 for additional information on stock options. The Plan also permits the Trust to award stock appreciation rights, none of which, as of October 31, 2020, have been issued.

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

16. NOTES RECEIVEABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018, the Trust entered into a final sale agreement for its subsidiary IBC Hotels LLC (IBC) with an effective sale date as of August 1, 2018 to an unrelated third-party buyer (Buyer). The sale price was $3,000,000, to be paid to IHT as follows:

1.	$250,000 at closing, which was received in cash on August 14, 2018;

2.	A secured promissory note receivable in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, recorded in the accompanying condensed balance sheet in continuing operations, with maturity on June 1, 2024. Future receipts from this note are shown in the table below.

FISCAL YEAR
2021	-
2022	550,000
2023	550,000
2024	825,000
$1,925,500

As of January 31, 2020, the Trust evaluated the carrying value of the note of $2,750,00 for potential impairment.

After review, an impairment of $825,000, or 30%, was taken against the note. Factors for the impairment included, but were not limited to:

●	Management’s evaluation of the current financial position of the Buyer, based on unaudited financial statements provided.
●	A lack of substantial quantitative data, showing the impact of the recently executed digital advertising agreement between the Buyer and Google.
●	Management’s best, conservative valuation of IBC’s assets, and their marketability, in the case of a default by the Buyer.
●	The current and future impact of the COVID-19 pandemic, on the travel and hospitality industry, in which IBC’s reservation and booking technology operates.

As of October 31, 2020, management evaluated the carrying value of the note and the impairment taken to date and determined no further impairment is needed at this time.

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

IHT agreed to provide continuing working capital support for a period of nine months in the amount of approximately $225,000 over a six-month period to IBC for transitional purposes. IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT has no rights to any benefits or losses from IBC as of August 1, 2018. During the fiscal year ended January 31, 2019 IHT had provided $100,000 to IBC. During the fiscal year ended January 31, 2020, IHT provided $125,000. Furthermore, no support was provided in the third quarter ended October 31, 2020.

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

18. INCOME AND OCCUPANCY TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $4.0 million which includes cumulative net operating loss carryforwards of $1.1 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.5 million as of October 31, 2020. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.5 million.

Sales and occupancy tax expense was approximately $844,000 and $78,000 due to penalties and interest for the nine and three months ended October 31, 2020, respectively. This liability arose from an occupancy tax discrepancy generated from our Albuquerque hotel. While filing our monthly return, the Trust discovered additional amounts owed under our Sales and Occupancy Account. We were subsequently notified in March 2021 of a potential underreporting and/or under collecting of occupancy tax. We were not aware of any previous notices being sent. To further complicate the situation, our filing position was such that we did not believe or know we were liable for any other tax, other than the amounts declared and filed for the periods in question. Thus we believed all of our previously filed monthly returns were originally correct as filed. We are currently in discussions with the New Mexico Taxation and Revenue Department to resolve these issues. These additional amounts due for Hotel sales and occupancy expenses are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly. No additional assessments have been made since September 2020.

19. COVID-19 DISCLOSURE

COVID-19 has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of COVID-19 has been and continues to be a complex and rapidly evolving situation, with governments, public institutions and other organizations imposing or recommending, and business and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and business, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. We believe that it will be some time before lodging demand and revenue levels recover and such recovery could vary across markets or regions around the world. The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19 (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact COVID-19 has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business; and levels of consumer confidence.

With three COVID-19 vaccines now available as of March 2021 Management is of the opinion that the detrimental effects of the Virus will slow because the likelihood of it continuing to spread should now diminish considerably throughout the coming year.

20. SUBSEQUENT EVENTS

Management expects but cannot guarantee the PPP Loans received by IHT, as well as the Tucson and Albuquerque hotels, because of the Covid-19 Virus Pandemic, to be fully forgiven, based upon SBA guidelines. Furthermore, IHT has received preliminary approval of forgiveness from the lender on December 1, 2020. The approval is contingent on SBA approval. The PPP Loans received by IHT and the Tucson Hotel have both been officially forgiven, in the amounts of $86,937 and $228,602, respectively. The approval process could take up to 90 days or longer, to March 31, 2021, for the remaining Albuquerque Hotel loan forgiveness of approximately $188,000.

On March 5, 2021, the Albuquerque hotel received another PPP Loan in the amount of $253,253. On March 15, 2021, the Tucson hotel received an additional PPP Loan in the amount of $297,601. Management expects but cannot guarantee these additional PPP Loans received by the Tucson and Albuquerque hotels, because of the Covid-19 Virus Pandemic, to be fully forgiven, based upon SBA guidelines.

On November 20, 2020, the Trust extended a $500,000 line of credit to UPI at an annual interest rate of 6%. The maturity date of the line of credit is December 31, 2024. Certain terms of the line of credit agreement are met, so the Trust will be granted 300,000 common stock warrants of UPI with an exercise price of $2.25 per share.

As of March 16, 2021, UniGen has not drawn any funds and under the terms may not draw any funds; however IHT may at its sole discretion fund up to $500,000 and convert this into UniGen stock at $1.00 per share.

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

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Covid-19 Virus Pandemic and its effect on the Economic and Travel Industry slowdown;

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western Plus” or “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On October 31, 2020. The Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites, (and managed a third hotel in Tempe, Arizona, which was subsequently sold December 18, 2020). Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At October 31, 2020, we owned, through our sole general partner’s interest in the Partnership, a direct 20.17% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

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

We experienced weaker economic conditions during the first nine months of fiscal year 2021 February 1, 2020 to October 31, 2020, compared to fiscal year 2020 due to the Virus. We expect the major challenge for the remainder of fiscal year 2021 to be the economic and travel return from prior Covid-19 restrictive measures. We believe that we have positioned the Hotels to remain competitive through economic and travel recovery of our Hotels, by offering preferential Online Travel Agencies (OTA) and other marketing, good guest value, providing a relatively large number of two-room suites at each location, and by maintaining a robust complementary guest items and a free guest Internet access system.

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

The following tables show historical financial and other information for the periods indicated:

	For the Nine Months Ended
Albuquerque	October 31,
	2020	2019	Change	%- Incr/Decr
Occupancy	53.85%	95.32%	(41.47)%	(43.51)%
Average Daily Rate (ADR)	$66.21	$75.22	$(9.01)	(11.98)%
Revenue Per Available Room (REVPAR)	$35.65	$71.70	$(36.05)	(50.28)%

	For the Nine Months Ended
Tucson	October 31,
	2020	2019	Change	%- Incr/Decr
Occupancy	57.06%	69.23%	(12.17)%	(17.58)%
Average Daily Rate (ADR)	$79.42	$67.71	$11.71	17.29%
Revenue Per Available Room (REVPAR)	$45.32	$46.88	$(1.56)	(3.33)%

No assurance can be given that occupancy, ADR and REVPAR will not increase or decrease as a result of changes in national or local economic, or economic travel, and/or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2020 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2019

A summary of total operating results of the Trust for the nine months ended October 31, 2020 and 2019 is as follows:

	2020	2019	Change	% Change
Total Revenues	$3,323,757	$5,123,661	$(1,799,904)	(35)%
Operating Expenses	5,519,108	5,729,262	129,691	2%
Operating Loss	(2,195,351)	(605,601)	(1,670,213)	(276)%
Interest Income	81,852	65,752	16,100	24%
Interest Expense	(274,220)	(372,444)	178,224	(48)%
Consolidated Net Loss	(2,388,181)	(912,293)	(1,475,889)	(162)%

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

REVENUE:

For the nine months ended October 31, 2020, we had total revenue of approximately $3.3 million compared to approximately $5.1 million for the nine months ended October 31, 2019, a decrease of approximately $1.8 million. In the prior fiscal years ended January 31, 2020, 2019 and 2018, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona. However, during the nine months ended October 31, 2020, we had a significant decrease in total revenue resulting from the decreased demand and extensive travel restrictions imposed due to COVID-19.

We realized a 39% decrease in room revenues during the nine months ended October 31, 2020 as room revenues were approximately $3 million for the nine months ending October 31, 2020 as compared to approximately $4.9 million for the nine months ending October 31, 2019. Due to the COVID-19 lockdowns, food and beverage revenue decreased by 10% to approximately $47,000 for the nine months ending October 31, 2020 as compared to approximately $52,000 during the nine months ending October 31, 2019, a decrease of approximately $5,000. During the remainder of Fiscal Year 2021, we expect improvements in occupancy. Management and trademark fee revenues increased during the nine months ended October 31, 2020 and were approximately $109,000 compared to approximately $129,000 during the nine months ended October 31, 2019. During the remainder of Fiscal Year 2021, we expect management and trademark fee revenues to be flat or down in connection with the sale of our Tempe hotel. We realized an approximate 544% increase in other revenues from the hotel properties during the nine months ended October 31, 2020 to approximately $161,000 as compared to approximately $25,000 during the nine months ended October 31, 2019.

EXPENSES:

Total expenses net of interest expense and income tax provision was approximately $5.5 million for the nine months ended October 31, 2020 reflecting a decrease of approximately $210,000, or 4%, compared to total expenses net of interest expense and income tax provision of approximately $5.7 million for the nine months ended October 31, 2019. The decrease was primarily due to a decrease in operating expenses related to decreased occupancy and revenues at the hotel properties, offset by sales and occupancy expense.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.2 million for the nine months ended October 31, 2020 compared to approximately $1.5 million in the prior year nine month period for a decrease of approximately $352,000, or 23%. Room expenses decreased as occupancy at the hotels decreased, and reduce expenses were incurred with the decreased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2020, food and beverage expenses increased approximately $22,000, or 31%, to approximately $94,000 for nine months ended October 31, 2020, compared to approximately $72,000 for the nine months ended October 31, 2019. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1.5 million for the nine months ended October 31, 2020, decreased approximately $254,000 from approximately $1.7 million for the nine months ended October 31, 2019 primarily due to lower charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $79,000, or 21%, to approximately $307,000 for the nine months ended October 31, 2020 from approximately $386,000 for the nine months ended October 31, 2019. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense decreased by approximately $36,000, or 12%, to approximately $262,000 for the nine months ended October 31, 2020 from approximately $298,000 for the nine months ended October 31, 2019. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense decreased by approximately $279,000, or 70%, to approximately $119,000 for the nine months ended October 31, 2020 from approximately $398,000 for the nine months ended October 31, 2019. The decrease was primarily due to the reduced occupancy and reduced breakfast offerings at the hotel properties due to COVID-19 restrictions.

Utility expenses decreased approximately $36,000, or 12%, to approximately $272,000 reported for the nine months ended October 31, 2020 from approximately $309,000 for the nine months ended October 31, 2019.

Hotel property depreciation expenses decreased by approximately $131,000 to approximately $634,000 for the nine months ended October 31, 2020 from approximately $765,000 for the nine months ended October 31, 2019. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $98,000, or 39%, to approximately $349,000 for the nine months ended October 31, 2020 from approximately $251,000 for the nine months ended October 31, 2019.

Sales and occupancy tax expenses increased approximately $844,000, or 100%, to approximately $844,000 for the nine months ended October 31, 2020 from approximately $0 for the nine months ended October 31, 2019. This represents a liability arising from an occupancy tax discrepancy generated from our Tucson Oracle and Albuquerque hotels. These additional amounts due for Hotel sales and occupancy expenses are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly. No additional assessments have transpired since September 2020.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2019

A summary of total operating results of the Trust for the three months ended October 31, 2020 and 2019 is as follows:

	2020	2019	Change	% Change
Total Revenues	$952,959	$1,497,246	$(544,287)	(36)%
Operating Expenses	1,631,743	1,527,841	(103,902)	(7)%
Operating Loss	(678,784)	(30,595)	(648,189)	(2,119)%
Interest Income	17,500	62,225	(44,725)	(72)%
Interest Expense	(106,655)	(183,533)	76,878	(42)%
Consolidated Net Loss	(767,940)	(151,903)	(616,037)	(406)%

REVENUE:

For the three months ended October 31, 2020, we had total revenue of approximately $953,000 compared to approximately $1.5 million for the three months ended October 31, 2019, a decrease of approximately $547,000. In the prior fiscal years ended January 31, 2020, 2019 and 2018, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona. However, during the three months ended October 31, 2020, we had a significant decrease in total revenue resulting from the decreased demand and extensive travel restrictions imposed due to COVID-19.

We realized a 39% decrease in room revenues during the three months ended October 31, 2020 as room revenues were approximately $879,000 for the three months ending October 31, 2020 as compared to approximately $1.4 million for the three months ending October 31, 2019. Due to improved selections in-house along with the increased demand resulting from the COVID-19 lockdowns elsewhere, food and beverage revenue decreased by 30% to approximately $14,000 for the three months ending October 31, 2020 as compared to approximately 20,000 during the three months ending October 31, 2019, a decrease of approximately $6,000. During fiscal year 2021, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues. Management and trademark fee revenues decreased during the three months ended October 31, 2020 and were approximately $34,000 compared to approximately $38,000 during the three months ended October 31, 2019. During the remainder of fiscal year 2021, we expect management and trademark fee revenues to be flat over fiscal year 2021 due to decreases in revenues. We realized an approximate 100% increase in other revenues from the hotel properties during the three months ended October 31, 2020 to approximately $26,000 as compared to approximately $0 during the three months ended October 31, 2019.

EXPENSES:

Total expenses net of interest expense and income tax provision was approximately $1.6 million for the three months ended October 31, 2020 reflecting an increase of approximately $104,000, or 7%, compared to total expenses net of interest expense and income tax provision of approximately $1.5 million for the three months ended October 31, 2019. The increase was primarily due to sales and occupancy expense, offset by decreases in operating expenses related to decreased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $343,000 for the three months ended October 31, 2020 compared to approximately $493,000 in the prior year three month period for a decrease of approximately $150,000, or 30%. Room expenses decreased as occupancy at the hotels decreased, and reduce expenses were incurred with the decreased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the three months ended October 31, 2020, food and beverage expenses increased approximately $6,000, or 26%, to approximately $30,000, compared to approximately $24,000 for the three months ended October 31, 2019. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $542,000 for the three months ended October 31, 2020, increased approximately $324,000 from approximately $218,000 for the three months ended October 31, 2019 primarily due to one-time accounting adjustments done in 2019.

Sales and marketing expense decreased approximately $28,000, or 25%, to approximately $84,000 for the three months ended October 31, 2020 from approximately $112,000 for the three months ended October 31, 2019. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense decreased by approximately $8,000, or 9%, to approximately $87,000 for the three months ended October 31, 2020 from approximately $95,000 for the three months ended October 31, 2019. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense decreased by approximately $102,000, or 81%, to approximately $25,000 for the three months ended October 31, 2020 from approximately $127,000 for the three months ended October 31, 2019. The decrease was primarily due to the reduced occupancy at the hotel properties due to COVID-19 restrictions.

Utility expenses decreased approximately $21,000, or 19%, to approximately $94,000 reported for the three months ended October 31, 2020 from approximately $115,000 for the three months ended October 31, 2019.

Hotel property depreciation expenses decreased by approximately $63,000 to approximately $207,000 for the three months ended October 31, 2020 from approximately $270,000 for the three months ended October 31, 2019. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $74,000, or 113%, to approximately $139,000 for the three months ended October 31, 2020 from approximately $65,000 for the three months ended October 31, 2019.

Sales and occupancy tax expenses increased approximately $78,000, or 100%, to approximately $78,000 for the three months ended October 31, 2020 from approximately $0 for the three months ended October 31, 2019. These are related to amounts due for Hotel sales and occupancy expenses and are not expected to be recurring.

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

With approximately $47,000 of cash as of October 31, 2020 and the availability of a $150,000 bank line of credit, a $1,000,000 related party Demand/Revolving Line of Credit/Promissory Note, the potential repayment of $2.5 million in intercompany loans to be paid upon refinance of the Tucson hotel expected during the third quarter of 2022, repayment of the $657,000 in intercompany loans that were repaid upon the sale of the Tempe hotel on December 18, 2020, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit in excess of $1,000,000 maximum borrowing capacity, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, additional asset sales, increasing borrowings at our Tucson hotel, using the funds generated to pay intercompany loans (1) due from the Tucson hotel to the Partnership (2) and other due from affiliates. However, such transactions may not be available on terms that are favorable to us, or at all.

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

We anticipate no additional new-build hotel supply during the remaining fiscal year 2022, and accordingly we anticipate some recovery of revenues and operating margins. We expect the major challenge for the upcoming fiscal year to be the economic and travel recovery of leisure, corporate, group, and government business in the markets in which we operate, which may affect our ability to recover occupancy and eventually increase room rates while maintaining and/or building market share.

Negative cash used in operating activities from continuing operations totaled approximately $721,000 during the nine months ended October 31, 2020 as compared to net cash provided by approximately $114,000 during the nine months ended October 31, 2019. Consolidated net loss was approximately $2,388,000 for the nine months ended October 31, 2020 as compared to consolidated net loss for the nine months ended October 31, 2019 of approximately $912,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss for the nine months ended October 31, 2020 and 2019, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $634,000 during the nine months ended October 31, 2020 compared to approximately $765,000 during the nine months ended October 31, 2019, a decrease of $96,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $979,000 and $237,000 for the nine months ended October 31, 2020 and 2019, respectively. This significant increase in changes in assets and liabilities for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 was due to the increase in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $87,000 for the nine months ended October 31, 2020 compared to net cash provided by investing activities of approximately $762,000 for nine months ended October 31, 2019. The decrease in net cash provided by investing activities during the nine months ended October 31, 2020 was due primarily due to the additional investment into UniGen.

Net cash used in financing activities totaled approximately $345,000 and $886,000, respectively, for the nine months ended October 31, 2020 and 2019. The decrease of approximately $541,000 was primarily due to SBA PPP loans, which became available soon after the Covid-19 Pandemic arose, as previously discussed.

Principal payments on mortgage notes payable for continuing operations was approximately $121,000 and $87,000 during the nine months ended October 31, 2020 and 2019, respectively. Net payments and borrowings on notes payable to banks was approximately $17,000 and approximately $156,000 during the nine months ended October 31, 2020 and 2019, respectively.

Collections on notes payables – related party, netted against borrowings on note payable–related party, was approximately $145,000 and $888,000 of cash used in financing activities during the nine months ended October 31, 2020 and 2019, respectively.

Borrowings on other notes payables netted against borrowings on other note payable was approximately $327,00 and ($593,000) of net cash used in financing activities during the nine months ended October 31, 2020 and 2019, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries increased by approximately $10,000 as sales of non-controlling ownership interest was $10,000 for the nine months ended October 31, 2020 and approximately $0 for the nine months ended October 31, 2019. We had no sales of our IHT stock for cash for the nine months ended October 31, 2020 and 2019.

During the nine months ended October 31, 2020, our distributions to non-controlling interest holders was approximately $105,000 compared with approximately $369,000 for the nine months ended October 31, 2019.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of October 31, 2020, and 2019, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2020 and 2019, the Hotels spent approximately $0 and $191,000, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2022 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the nine months ending October 31, 2019. Repairs and maintenance were charged to expense as incurred and approximated $262,000 and $297,000 for the nine months ended October 31, 2020 and 2019, respectively.

We have minimum debt payments, net of debt discounts, of approximately $679,000 and approximately $726,000 due during fiscal years 2021 and 2022, respectively. Minimum debt payments due during fiscal year 2021 and 2022 include approximately $41,000 and $171,000 of mortgage notes payable, and approximately $638,000 and $555,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. We expect the major challenge for the fiscal year January 31, 2022 (“fiscal year 2022”) to be the occupancy and rate recovery from the Virus related economic, travel, and hotel industry slowdown. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust. Some of business destinations have been put on hold pending economic and travel recovery in the months ahead.

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

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 filed with the SEC on August 14, 2020, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended October 31, 2020. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the nine months ended October 31, 2020 or 2019. As of October 31, 2020, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

On December 12, 2020 the Trust requested and was granted an extension for their quarterly reports for the First, Second, and Third Fiscal Quarters, under the Covid-19 SEC Relief and Late Filer Extension Request process. The Late Filer Extension was initially granted until February 15, 2021 for all three delinquent Quarters. Subsequently, after filing the First Quarter 10-Q on January 11, 2021, the Trust requested and was granted an additional extension for the Second and Third Quarters respectively, until April 15, 2021. The Trust filed their Second Quarterly Report on March 1, 2021.

The Trust is still currently out of compliance for timely filing SEC quarterly reports for the First, Second, and Third Fiscal Quarters ended October 31, 2020. The Trust plans to bring the filings into compliance and will be completed by March 25, 2021.

Due to COVID-19 disruptions, and consistent with SEC guidelines, the Trust extended their filing dates of the 10-K for the fiscal year time period ended January 31, 2020, the first quarter 10-Q for the fiscal year ended April 30, 2020, the second quarter 10-Q for the fiscal quarter ended July 31, 2020, and the third quarter 10-Q for the fiscal year ended October 31, 2020. The 45-day SEC extension for the second fiscal quarter extends the filing compliance date to October 31, 2020. An additional 45-day SEC extension for the second fiscal quarter extends the filing compliance date to April 15, 2021. IHT plans to be in filing compliance with the SEC and NYSE AMERICAN by March 25, 2021.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and nine months ended October 31, 2020 and 2019 is approximately as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss attributable to controlling interests	$(481,000)	$(201,000)	$(1,288,000)	$(1,006,000)
Add back:
Depreciation	207,000	270,000	634,000	765,000
Interest expense	107,000	184,000	275,000	372,000
Taxes	-	-	-	-
Less:
Interest Income	(18,000)	(62,000)	(82,000)	(66,000)
Adjusted EBITDA	$(185,000)	$191,000	$(461,000)	$65,000

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

An approximate reconciliation of net loss attributable to controlling interests to FFO for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss attributable to controlling interests	$(481,000)	$(201,000)	$(1,288,000)	$(1,006,000)
Add back:
Depreciation	207,000	270,000	634,000	765,000
Non-controlling interest	(287,000)	49,000	(1,100,000)	94,000
FFO	$(561,000)	$118,000	$(1,754,000)	$(147,000)

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the COVID-19 disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Asking Price
Albuquerque	$1,451,242	$1,365,304	7,995,000
Tucson Oracle	6,849,644	4,619,595	16,600,000

	$8,300,886	$5,984,899	$24,595,000

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

On the Trust’s balance sheet, the investment of the $1,030,000 made in the current fiscal year consists of approximately $424,000 in note receivables, approximately $576,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $30,000 of accrued interest income which was re-invested in UniGen. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

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

Based on subsequent events, IHT is likely to obtain an opportunity to convert a $500,000 UniGen line of credit into 500,000 shares of UniGen. IHT will also obtain an additional 300,000 warrants at $2.25 per share. Full conversion of all IHT held convertible debt and UniGen warrants could result in 3 million shares of UniGen stock and if fully exercised would result in approximately 12 million UniGen shares, or approximately 25% of the total equity of UniGen held by IHT.

The project has made positive progress and is on budget, and within 90 days of being on schedule with the first GenSet prototype anticipated to be in operation on or before June 30, 2021, followed by initial expanded production on or before early 2022. The time delay is related to travel restrictions to UPI China suppliers and time needed to incorporate additional innovations discovered and design improvements. Global Supply sources include China, Italy, Israel, and the United States. Investors are cautioned of the substantial challenges ever present with this and any innovation. However, IHT has confidence in the UniGen technical team based in Detroit and in the encouraging progress to date. UPI profitability is anticipated to be 18-24 months or more into the future, but future high profit potential is encouraging for IHT investors, especially considering a full year of successful design and development work is now complete.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2020.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of October 31, 2020. Current year efforts are being made to remediate some, if not all, of these material weaknesses.

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

Despite the material weaknesses reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended October 31, 2020 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turn over in our accounting department within the last 12 months, with the several new additions aforementioned above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest will be held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. During the nine months ended October 31, 2020, the Trust acquired 230,582 Shares of Beneficial Interest in open market transactions at an average price of $1.06 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 746,060 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. On June 25, 2019, the Trust’s Board of Trustee’s authorized the repurchase of up to 750,000 shares and units in addition to the above amounts previously authorized.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
February 1 - February 29, 2020	1,883	$1.68	264,754	943,066
March 1 - March 31, 2020	7,762	$1.22	256,992	935,304
April 1 - April 30, 2020	7,429	$1.09	249,563	927,875
May 1 - May 31, 2020	15,783	$1.09	233,780	912,092
June 1 - June 30, 2020	103,346	$1.09	130,434	808,746
July 1 - July 31, 2020	62,686	$1.09	67,748	746,060
August 1 - August 31, 2020	23,091	$1.15	44,657	722,969
September 1 - September 30, 2020	11,589	$1.19	33,068	711,380
October 1 - October 31, 2020	-	$-	-	-
Total	233,569	-	-	-

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

INNSUITES HOSPITALITY TRUST

Date: March 24, 2021	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2021	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

