Form 10-K
period 2021-01-31
INNSUITES HOSPITALITY TRUST
filed 2021-05-17
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021.

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2020, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $3,697,553.

Number of Shares of Beneficial Interest outstanding as of May 14, 2021: 8,856,054

Documents incorporated by reference: None.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1971. The Trust is not a real estate investment trust for federal taxation purposes but is taxed as a C-corporation. The Trust, with its affiliates RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and InnSuites® Hotels, Inc., a Nevada corporation (“InnSuites Hotels”), owns interests in two hotels, operates and provides management services for two hotels, and provides trademark license services. At January 31, 2021, and currently, the Trust owns a 75.89% sole general partner interest in the Partnership, which controls a 51.01% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 20.67% interest in the InnSuites hotel located in Albuquerque, New Mexico. The Tucson and Albuquerque hotels are sometimes referred to as the “Hotels”. We anticipate selling one or both Hotels in the next twenty-four to thirty-six (24-36) months.

InnSuites Hotels Inc., a wholly-owned subsidiary of the Trust, provides management services for the two Trust Hotels and prior to its sale on December 18, 2020, for one hotel located in Tempe, Arizona (the “Tempe Hotel”) that is owned by affiliates of James F. Wirth, the Trust’s Chairman and Chief Executive Officer. The Trust has approximately 120 full-time employees and approximately 20 part-time employees.

The two Hotels have an aggregate of 270 hotel suites and operate as moderate -service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. Wirth. The Trust hotels offer services such as free hot breakfast buffets and complimentary afternoon social hours plus amenities, such as microwave ovens, refrigerators, and free high-speed Internet access.

For the Fiscal Year 2022 ahead, February 1, 2021 through January 31, 2022, the Trust’s operations are focused on the continued recovery from the impact of the Corona Virus (COVID-19) pandemic, and the severe impact on the travel and hospitality industries which took place after February 1, 2020. The Trust’s primary business objective is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders, including profitable sale of assets and growth of investments. The Trust seeks to achieve this objective through intensive management and marketing of the InnSuites© hotels, by selling hotel real estate at market prices well above book values and benefitting from diversified investments, including UniGen Power, Inc. (UPI). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

The Trust has a single class of Shares of Beneficial Interest, without par value, that are traded on the NYSE AMERICAN under the symbol “IHT.” The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects, except that each Class A Partnership unit is convertible, at the option of the Class A holder, into one newly issued Share of Beneficial Interest of the Trust and each Class B Partnership unit is convertible, upon approval of the Board of Trustees of the Trust, into one newly-issued Share of Beneficial Interest of the Trust. The Partnership Agreement of the Partnership subjects both general and limited partner units to certain restrictions on transfer.

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels, Inc. Under the management agreements, InnSuites Hotels manages the daily operations of both Trust Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration dates but may be cancelled by either party with 30-days written notice, or potentially sooner in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and stands ready to offer trademark services through the Trust’s wholly-owned subsidiary, InnSuites Hotels, Inc., which is included in the management fee. The InnSuites trademark expires in January 2027.

These revenues are included in the management and trademark fees revenues in the consolidated statement of operations of our financial statements.

MEMBERSHIP AGREEMENTS

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to each of the two Hotels. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and the number of available suites at the Hotels. The agreements with Best Western are year-to-year. Best Western requires that the Hotels meet certain requirements for room quality, and the two Hotels are subject to removal from the Best Western reservation system if these requirements are not met. During the past year, the two Hotels received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $171,000 and $277,000, recorded in on the Consolidated Statement of Operations, for Fiscal Years ended January 31, 2021, and 2020, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. There are clear signs and trends of economic recovery in this early part of fiscal year 2022, virtually all our fiscal year 2021 from February 1, 2020 until January 31, 2021 was negative due to the impact of COVID-19. The Tucson hotel especially has experienced strong recovery of revenue and even stronger rebounds of gross operating profit to continue due to the ongoing stringent cost control measures. The Albuquerque hotel is doing better than its competitors but nonetheless is very adversely affected by travel restrictions. Despite this revenues are growing and gross operating profit is growing even more again due to stringent cost control measures. The drastic impact of COVID-19 to the world economy and hospitality industry resulted in severely reduced occupancy and significant reduction in room rates. Continued competition for reduced demand in corporate, leisure, group, and government business in the markets in which we operate, will affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 18 months, as supply had been steady in those respective markets, and is expected to increase as COVID-19 restrictions phase out. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to impact of the COVID-19 virus and the related restrictions and reduction of travel after February 1, 2020.

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in December 2019 in the innovative UniGen Power, Inc. (UPI), efficient clean energy power generation company. The Trust may continue to seek further diversification through a reverse merger with a larger non-public entity.

REGULATION

The Trust is subject to numerous federal, state, and local government laws and regulations affecting the hospitality industry, including usage, building and zoning requirements and the laws and regulations related to the preparation and sale of food and beverage such as health and liquor license laws. A violation of any of those laws and regulations or increased government regulation could require the Trust to make unplanned expenditures which may result in higher operating costs. Compliance with these laws is time intensive and costly and may reduce the Trust’s revenues and operating income.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain readily achievable federal requirements related to access and use by disabled persons. In addition to ADA work completed to date, the Trust may be required to remove additional access barriers or make unplanned, substantial modifications to its Hotels to comply with the ADA or to comply with other changes in governmental rules and regulations, or become subject to claims, fines, and damage awards, any of which could reduce the number of total available rooms, increase operating costs, and have a negative impact on the Trust’s results of operations.

Our hotel properties are subject to various federal, state, and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including swimming pool chemicals or hazardous substances or biological waste) at or arising from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. Such liability can be joint and several, so that each covered person can be responsible for all the costs involved, even if more than one person may have been responsible for the contamination. We can also be liable to private parties for costs of remediation, personal injury, death and/or property damage resulting from contamination at or originating from our hotel properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

The Trust collects and maintains information relating to its guests for various business purposes, including maintaining guest preferences to enhance the Trust’s customer service and for marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations. Compliance with applicable privacy regulations may further increase the Trust’s operating costs and/or adversely impact its ability to service its guests and market its products, properties, and services to its guests. In addition, non-compliance with applicable privacy regulations by the Trust (or in some circumstances non-compliance by third parties engaged by the Trust) could result in fines or restrictions on its use or transfer of data.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Hotel typically experiences its highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter (the winter high season). The second fiscal quarter tends to be the lowest occupancy period at the Tucson Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The hotel located in New Mexico historically experiences their most profitable periods during the second and third fiscal quarters (the summer high season), providing balance to the general seasonality of the Trust’s hotel business.

The seasonal nature of the Trust’s business increases its vulnerability to risks such as labor force shortages and cash flow issues. Further, if an adverse event such as an actual or threatened terrorist attack, viral outbreak or pandemic, international conflict, data breach, regional economic downturn or poor weather conditions should occur during the high season, the adverse impact to the Trust’s revenues could likely be greater as a result of its seasonal business.

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

In the fiscal years ended January 31, 2019, and January 31, 2020, we remodeled 100% of each property’s available suites and public areas. The Albuquerque Hotel added six additional suites during the fiscal quarter ending April 30, 2018 by splitting several two-room suites into individual suites. The Trust owns a direct 20.67% interest in the InnSuites Hotel and Suites Airport Albuquerque Best Western Hotel. The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 75.89% general partner interest in the Partnership.

See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” below for a discussion of occupancy rates at the Hotels.

See Note 11 to the Trust’s Consolidated Financial Statements – “Mortgage Notes Payable” below for a discussion of mortgages encumbering the Hotels.

See Note 16 to the Trust’s Consolidated Financial Statements – “Leases” for a discussion of the lease for our corporate headquarters and the non-cancellable ground lease to which our Albuquerque Hotel is subject.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE American under the symbol “IHT.” On January 31, 2021, the Trust had approximately 9,057,730 shares outstanding. As of May 11, 2021, there were approximately 339 holders of record of our Shares of Beneficial Interest, not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2021	High	Low	Dividends
First Quarter	$1.60	$0.92	-

Second Quarter	$1.41	$0.77	$0.01

Third Quarter	$1.65	$1.05	-

Fourth Quarter	$2.92	$1.53	$0.01

Fiscal Year 2020	High	Low	Dividends
First Quarter	$1.95	$1.59	-

Second Quarter	$1.68	$1.36	$0.01

Third Quarter	$1.69	$1.44	-

Fourth Quarter	$1.62	$1.47	$0.01

The Trust intends to maintain the current conservative dividend policy. The Trust currently is, and has, been paying two semiannual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2020 and 2021, the Trust paid dividends of $0.01 per share per share in each of the second and the fourth quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust currently intends to pay the scheduled semiannual $0.01 dividend payable on July 31, 2021 at NYSE American.

On January 2, 2001, the Board of Trustees approved a share repurchase program under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, for the purchase of up to 250,000 Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. On September 10, 2002, August 18, 2005 and September 10, 2007, the Board of Trustees approved the purchase of up to 350,000 additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Additionally, on January 5, 2009, September 15, 2009 and January 31, 2010, the Board of Trustees approved the purchase of up to 300,000, 250,000 and 350,000, respectively, additional Partnership units and/or Shares of Beneficial Interest in open market or privately negotiated transactions. Acquired Shares of Beneficial Interest are held in treasury and will be available for future acquisitions and financings and/or for awards granted under the Trusts’ equity compensation plans/programs. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value. During the fiscal year ended January 31, 2021, the Trust acquired 233,569 Shares of Beneficial Interest in open market transactions at an average price of $1.08 per share. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 300,000 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. On June 25, 2019, the Trust’s Board of Trustee’s authorized the repurchase of up to 750,000 shares and units in addition to the above amounts previously authorized. On January 31, 2020, the Trust Board of Trustee’s authorized the repurchase of up to 500,000 shares and units in addition to the above amounts previously authorized.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
February 1 - February 29, 2020	1,883	$1.68	327,912	871,082
March 1 - March 31, 2020	7,762	$1.22	335,674	863,320
April 1 - April 30, 2020	7,429	$1.09	343,103	855,891
May 1 - May 31, 2020	15,783	$1.09	358,886	840,108
June 1 - June 30, 2020	103,346	$1.09	462,232	736,732
July 1 - July 31, 2020	62,686	$1.09	524,918	674,076
August 1 - August 31, 2020	23,091	$1.15	559,598	639,396
September 1 - September 30, 2020	11,589	$1.19	559,598	639,396
October 1, 2020 - January 31, 2021	-	$-	-	-
Total	233,569	-	-	-

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during fiscal year 2021. These grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

For stock option grants during fiscal 2021, see Note 24 to our Consolidated Financial Statements - “Stock Options.”

Item 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7A

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are engaged in the ownership and operation of hotel properties. At January 31, 2021, the Trust had two moderate -service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At January 31, 2021, we owned a direct 20.67% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned a 51.01% interest in the Tucson, Arizona. Hotel.

Our operations consist of one reportable segment – Hotel Operations & Hotel Management Services. Hotel Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 270 suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels and a non-owned hotel in Tempe, Arizona. As part of our management services, we also provide trademark and licensing services. The Tempe hotel was sold on December 16, 2020.

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

We experienced extremely weak economic conditions during Fiscal Year 2021, ended January 31, 2021, primarily a result of the Covid-19 virus pandemic. We anticipate slow recovery from weak travel and hospitality industry for much of the current Fiscal Year 2022, ending January 31, 2022 due to the Covid-19 travel related restrictions and decline in travel. We expect the major challenge for fiscal year 2022 to be the continued recovery of the travel industry, and our Hotel’s occupancy levels, followed by room rates. We believe that we have positioned the Hotels to remain competitive through our now completed refurbishment(s), by offering a relatively large number of fully refurbished two-room suites at each location, and by maintaining robust complementary guest items, including complimentary breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by marketing the remaining two Hotels over the next 12-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. In the process of reviewing merger opportunities, the Trust identified and invested $1 million in Unigen Power, Inc. (“Unigen”, or “UPI), an innovative efficient clean energy power generation company. The Trust has invested $1 million debentures convertible into 1 million shares of UniGen Power Inc., and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next approximately two to three years, which could result up to 25% ownership in UPI. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing, and utilities expenses. Management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In fiscal year 2021, as compared with fiscal 2020, occupancy decreased approximately 24.21% to 56.24% from 80.45% in the prior fiscal year. ADR decreased by $7.64, or 9.41%, to $73.54 in fiscal year 2021 from $81.18 in fiscal year 2020. The decreased occupancy and decreased ADR resulted in a decrease in REVPAR of $23.96, or 36.69%, to $41.35 in fiscal year 2021 from $65.31 in fiscal year 2020. The decrease in Occupancy, ADR and REVPAR reflect the Covid-19 travel lockdown and resulting depressed economy.

For the fiscal year ending January 31, 2022, we anticipate continued Covid-19 pressure, moderately increased occupancy, and flat rates (ADR), resulting in relatively flat REVPAR all due to the COVID-19 virus-related travel/hospitality slowdown. Additionally, we expect some offsetting benefit from the expected forgiveness of debt related to the Small Business Administration (SBA) Payroll Protection Program (PPP) loans. We had a total of three PPP loans, one of which had been granted forgiveness in the amount of approximately $86,700 in January 2021, subsequently another loan was forgiven in March 2021 for $228,602 and a loan was granted forgiveness in the amount of approximately $187,685 also in March 2021.

The following table shows certain historical financial and other information for the periods indicated:

	For the Twelve Months Ended
Albuquerque	January 31,
	2021	2020	Point Change	%-Incr/decr
Occupancy	56.50%	89.60%	(33.10)	-36.94%
Average Daily Rate (ADR)	$66.37	$80.35	$(13.98)	-17.40%
Revenue Per Available Room (REVPAR)	$37.51	$72.02	$(34.51)	-47.92%

	For the Twelve Months Ended
Tucson	January 31,
	2021	2020	Point Change	%-Incr/decr
Occupancy	57.60%	74.40%	-16.80	-22.58%
Average Daily Rate (ADR)	$73.94	$81.00	$(7.06)	-8.72%
Revenue Per Available Room (REVPAR)	$42.58	$60.30	$(17.72)	-29.39%

	For the Twelve Months Ended
Combined	January 31,
	2021	2020	Point Change	%-Incr/decr
Occupancy	57.05%	82.00%	-24.95	-30.43%
Average Daily Rate (ADR)	$70.16	$80.68	$(10.52)	-13.04%
Revenue Per Available Room (REVPAR)	$41.35	$65.31	$(23.96)	-36.69%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 11 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, and 4 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” and “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” respectively.

●	For a discussion of other related party transactions, see Note 19 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the fiscal year ended January 31, 2021 compared to the fiscal year ended January 31, 2020.

Overview

A summary of total Trust operating results for the fiscal years ended January 31, 2021 and 2020 is as follows:

	2021	2020	Change	% Change
Total Revenues	$4,202,574	$6,568,171	$(2,365,597)	(36)%
Operating Expenses	7,014,719	8,420,980	(1,406,261)	(17)%
Operating Loss	(2,812,145)	(1,852,809)	(959,336)	(52)%
Interest Income	276,320	146,645	129,675	88%
Interest Expense	(360,676)	(566,682)	(206,006)	(36)%
Income Tax Benefit	68,661	294,402	(225,741)	(77)%
Consolidated Net Loss	(2,827,840)	(1,978,444)	(849,396)	(43)%

The Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Hotel Management Services (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust has its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

REVENUE

For the twelve months ended January 31, 2021, we had total revenue of approximately $4,203,000 compared to approximately $6,568,000 for the twelve months ended January 31, 2020, a decrease of approximately $2,366,000, or 36%.

We realized a 38% decrease in room revenues during fiscal year 2021 as room revenues were approximately $3,905,000 for the fiscal year ending January 31, 2021 as compared to approximately $6,278,000 for the fiscal year ending January 31, 2020. With the decrease in room revenue and general occupancy, our food and beverage revenue decreased by 18% to approximately $56,000 for fiscal year 2021 as compared to approximately $68,000 during fiscal year 2020, a decrease of approximately $12,000. We also realized an approximate 32% decrease in management and trademark fee revenues during fiscal year 2021 to approximately $116,000 as compared to approximately $170,000 during fiscal year 2020. Management and trademark fee revenues decreased during fiscal year 2021 as a result of the loss of management fees due to the sale of the Tempe hotel. Management fees remained unchanged year on year at 5%. We realized an approximate 143% increase in other revenues from the hotel properties during fiscal year 2021 to approximately $126,000 as compared to approximately $52,000 during fiscal year 2020.

EXPENSES

Total expenses before interest expense and income tax provision were approximately $7,015,000 for the twelve months ended January 31, 2021 reflecting a decrease of approximately $1,406,000 compared to total expenses before interest expense and income tax provision of approximately $8,421,000 for the twelve months ended January 31, 2020. The decrease was primarily due to a decrease in operating expenses related to decreased occupancy and revenues at the hotel properties, offset by sales and occupancy expense. Specific expense comparisons to the prior fiscal year are detailed in the following categories.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1,526,000 for the fiscal year ended January 31, 2021 compared to approximately $2,033,000 in the prior year period for a decrease of approximately $507,000, or 25%. Room expenses decreased as occupancy at the hotels decreased, and reduced expenses were incurred with the decreased occupancy.

General and administrative expenses include overhead charges for management, accounting, shareholder, and legal services. General and administrative expenses of approximately $1,958,000 for the twelve months ended January 31, 2021, decreased approximately $215,000 from approximately $2,173,000 for the twelve months ended January 31, 2020 primarily due to lower charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $190,000, or 33%, to approximately $380,000 for the twelve months ended January 31, 2021 from approximately $570,000 for the twelve months ended January 31, 2020. Open positions for sales and marketing resources, due to a tight labor market, remained unfilled, and accounted for the decrease.

Repairs and maintenance expense decreased by approximately $48,000, or 12%, to approximately $355,000 for the twelve months ended January 31, 2021 from approximately $403,000 for the twelve months ended January 31, 2020. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates in the year ahead.

Hospitality expense decreased by approximately $359,000, or 70%, to approximately $151,000 for the twelve months ended January 31, 2021 from approximately $510,000 for the twelve months ended January 31, 2020. The decrease was primarily due to the reduced occupancy and reduced breakfast offerings at the hotel properties due to COVID-19 restrictions.

Utility expenses decreased approximately $26,000, or 7%, to approximately $357,000 reported for the twelve months ended January 31, 2021 from approximately $383,000 for the twelve months ended January 31, 2020. The decrease was primarily due to the decrease in Hotel occupancy.

Hotel property depreciation expenses decreased by approximately $71,000 to approximately $831,000 for the twelve months ended January 31, 2021 from approximately $902,000 for the twelve months ended January 31, 2020. Decreased depreciation resulted from the capital expenditures being fully depreciated, and thus less expense was incurred and recorded.

Real estate and personal property taxes, Insurance and Ground Rent expenses decreased approximately $10,000, or 2%, to approximately $482,000 for the twelve months ended January 31, 2021 from approximately $492,000 for the twelve months ended January 31, 2020. The decrease was due primarily to savings in insurance expense.

Sales and occupancy tax expenses increased approximately $844,000, or 100%, to approximately $844,000 for the twelve months ended January 31, 2021 from approximately $0 for the twelve months ended January 31, 2020. This represents a liability arising from an occupancy tax discrepancy generated from our Tucson Oracle and Albuquerque hotels from prior periods. These additional amounts due for Hotel sales and occupancy expenses are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly. No additional assessments have transpired since September 2020. Management has assessed the materiality of the discrepancy on prior reported periods and has concluded it is qualitatively immaterial to the readers of our Consolidated Financial Statements. The Trust is currently reviewing the sufficiency of the extra-ordinary assessments.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Hotel Management Services

One principal source of cash to meet our cash requirements, including dividends to our shareholders, is our share of the Partnership’s cash flow of the Tucson hotel, and quarterly distributions from the Albuquerque, New Mexico properties. Another principal source of cash is management fees earned in the operation of the Trusts’ two hotels and potential future real estate hotel sales. An affiliated hotel was sold on December 16, 2020. Also, another source of cash is repayment of the intercompany loans, which was recently facilitated with the Tempe Hotel sale. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt and the source of repayment of intercompany loan from Tucson and Albuquerque.

Hotel operations are significantly affected by occupancy and room rates at the Hotels in the Fiscal year 2021. We anticipate occupancy will partially recover from the Virus, and the related economic and travel slowdown during Fiscal 2022. Capital improvements are expected to decrease from the prior year.

With approximately $1,703,000 of cash as of January 31, 2021 and the availability of a $250,000 bank lines of credit, an up to $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, additional asset sales, increasing borrowings at our Tucson hotel. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable by one (1) year, extending the first payment from November 2020 to November 2021. The reason for the extension is in support of IBC’s cash requirements; related to IBC’s realization of fully benefiting from a return in occupancy and travel. These potential benefits in turn improve IHT’s secured position on its note receivable from IBC. Management also believes that even with an additional extension repayment term due to COVID-19 that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the year ended January 31, 2021.

Refer to Note 6 – “Note Receivable” for information related to the Sale of IBC Hospitality Technologies (IBC).

There can be no assurance that we will be successful in refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate no additional new-build hotel supply during the remaining fiscal year 2022, and accordingly we anticipate some recovery of revenues and operating margins. We expect the major challenge for the upcoming fiscal year to be the economic and travel recovery of leisure, corporate, group, and government business in the markets in 2022 which we operate, which may affect our ability to recover occupancy and eventually increase room rates while maintaining and/or building market share.

Negative cash used in operating activities totaled approximately $807,000 during the twelve months ended January 31, 2021 as compared to net cash used of approximately $953,000 during the twelve months ended January 31, 2020. Consolidated net loss was approximately $2,828,000 for the twelve months ended January 31, 2021 as compared to consolidated net loss for the twelve months ended January 31, 2020 of approximately $1,978,000 a major explanation in each Fiscal Year was non-cash depreciation expense. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net loss for the twelve months ended January 31, 2021 and 2020, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $831,000 during the twelve months ended January 31, 2021 compared to approximately $902,000 during the twelve months ended January 31, 2020, a decrease of $71,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated. During Fiscal Year ended January 31, 2020, IHT impaired the note receivable by $825,000 and no further impairment was required in the year ended January 31, 2021.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $909,000 and ($438,000) for the twelve months ended January 31, 2021 and 2020, respectively. This significant increase in changes in assets and liabilities for the twelve months ended January 31, 2021 compared to the twelve months ended January 31, 2020 was due to the increase in operating liabilities related to ongoing operations.

Net cash provided by investing activities totaled approximately $503,000 for the twelve months ended January 31, 2021 compared to net cash provided by investing activities of approximately $1,305,000 for twelve months ended January 31, 2020. The decrease in net cash provided by investing activities during the twelve months ended January 31, 2021 was due primarily due to the additional investment into UniGen.

Net cash provided by financing activities totaled approximately $807,000 and $99,000, respectively, for the twelve months ended January 31, 2021 and 2020. The increase of approximately $708,000 was primarily due to the repayments of the Tempe Hotel related party note payable, borrowings on the Rare Earth related party note payable, and SBA PPP loans, which became available soon after the Covid-19 Pandemic arose, as previously discussed.

Principal payments on mortgage notes payable were approximately $168,000 and $119,000 during the twelve months ended January 31, 2021 and 2020, respectively. Net payments and borrowings on notes payable to banks was approximately ($17,000) and approximately $8,000 during the twelve months ended January 31, 2021 and 2020, respectively.

Borrowing on notes payables – related party, netted against collections on note payable–related party, was approximately $1,434,000 and ($323,000) of cash used in financing activities during the twelve months ended January 31, 2021 and 2020, respectively.

Borrowings on other notes payables netted against payments on other note payable was approximately $168,000 and ($613,000) of net cash provided by (used in) financing activities during the twelve months ended January 31, 2021 and 2020, respectively.

Net proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $20,000 as net purchases of non-controlling ownership interest was ($20,000) for the twelve months ended January 31, 2021 and approximately $0 for the twelve months ended January 31, 2020.

We had no sales of our IHT stock for cash for the twelve months ended January 31, 2021 and 2020.

During the twelve months ended January 31, 2021, our distributions to non-controlling interest holders was approximately $150,000 compared with approximately $521,000 for the twelve months ended January 31, 2020.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of January 31, 2021, and 2020, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures, and equipment. During the twelve months ended January 31, 2021 and 2020, the Hotels spent approximately $37,000 and $324,000, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2022 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the nine months ending October 31, 2019. Repairs and maintenance were charged to expense as incurred and approximated $355,000 and $403,000 for the twelve months ended January 31, 2021 and 2020, respectively.

We have minimum debt payments, net of debt discounts, of approximately $216,015 and approximately $1,177,729 due during fiscal years 2022 and 2023, respectively. Minimum debt payments due during fiscal year 2022 and 2023 include approximately $169,000 and $177,000 of mortgage notes payable, and approximately $47,216 and $1,000,877 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

On May 16, 2020, the Trust received a letter from NYSE AMERICAN giving an official notice of noncompliance of the Trust with continued listing standards of NYSE American LLC (the “Exchange”) because the Trust failed to timely file with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended January 31, 2020 (the “Delinquent Report”). This filing delinquency subjected the Trust to the procedures and requirements of Section 1007 of the NYSE American Company Guide. The requisite Form 8-K and associated press release were issued on May 22, 2020, and the Trust filed the annual Form 10-K on August 14, 2020.

On December 12, 2020, the Trust requested and was granted an extension for their quarterly reports for the First, Second, and Third Fiscal Quarters, under the Covid-19 SEC Relief and Late Filer Extension Request process. The Late Filer Extension was initially granted until February 15, 2021 for all three delinquent Quarters. Subsequently, after filing the First Quarter 10-Q on January 11, 2021, the Trust requested and was granted an additional extension for the Second and Third Quarters respectively, until April 15, 2021. The Trust filed their Second Quarterly Report on March 1, 2021. The Trust filed their Third Quarterly Report on March 25, 2021 and is now compliant.

Due to COVID-19 disruptions, and consistent with SEC guidelines, the Trust extended their filing dates of the 10-K for the fiscal year timeperiod ended January 31, 2020, the first quarter 10-Q for the fiscal year ended April 30, 2020, the second quarter 10-Q for the fiscal quarter ended July 31, 2020, and the third quarter 10-Q for the fiscal year ended October 31, 2020. The 45-day SEC extension for the second fiscal quarter extended the filing compliance date to October 31, 2020. An additional 45-day SEC extension for the second fiscal quarter extended the filing compliance date to February 15, 2021. The Trust applied for and was granted an additional 60-day SEC compliance extension to April 15, 2021 for both the second and third fiscal quarters. All late filings are now complete, and IHT is once again considered to be in compliance with the SEC and NYSE AMERICAN as of March 25, 2021.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the fiscal years ended January 31, 2021 and 2020 approximate follows:

	Twelve Months Ended January 31,
	2021	2020
Net loss attributable to controlling interests	$(1,626,000)	$(1,742,000)
Add back:
Depreciation	831,000	902,000
Interest expense	361,000	567,000
Taxes	-	-
Less:
Tax benefit	(69,000)	(294,000)
Interest Income	(130,000)	(147,000)
Adjusted EBITDA	$(633,000)	$(714,000)

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

A reconciliation of FFO to net income (loss) attributable to controlling interests for fiscal year ended January 31, 2021 and 2020 follows:

	Twelve Months Ended January 31,
	2021	2020
Net loss attributable to controlling interests	$(1,626,000)	$(1,742,000)
Add back:
Depreciation	831,000	902,000
Non-controlling interest	(1,202,000)	(237,000)
FFO	$(1,997,000)	$(1,077,000)

The Trust reported Consolidated Net Loss from operations of approximately $2,828,000 for the fiscal year ended January 31, 2021 compared to Consolidated Net Loss from operations of approximately $1,978,000 for the fiscal year ended January 31, 2020. Fiscal 2021 and 2020 Consolidated Net Loss from operations included non-cash depreciation of approximately $831,000 and $902,000, respectively. Fiscal 2021 Consolidated Net Loss from operations before non-cash depreciation and impairment notes receivable was approximately $1,997,000 as compared with $1,077,000 for fiscal 2020. Fiscal 2021 Consolidated Net Revenues from continuing operations were approximately $4,203,000 as compared with fiscal 2020 Revenues of approximately $6,568,000.

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the COVID-19 disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$1,394,528	$1,354,704	7,995,000
Tucson Oracle	6,734,602	4,582,880	16,600,000

	$8,129,130	$5,937,584	$24,595,000

The “Estimated Market Asking Price” is the amount at which we believe would sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming 12 month earnings of each of the Hotels. The Estimated Market Asking Price is not based on appraisals of the properties.

We have from time to time listed each of the properties with a local real estate hotel broker who has successfully sold four of our hotel properties and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We plan to sell our remaining two Hotel properties one within 12-36 months, based on feedback received by our local hotel real estate property professional brokers, who specialize in the selling/buying hotel real estate properties. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

Although believed feasible, we may be unable to realize the asking price for the individual Hotel properties or to sell and/or refinance one or both. However, we believe that the asking price values are reasonable based on upturn local market conditions, comparable sales, and anticipated upturns in occupancy, rates, and profits per hotel. Changes in market conditions have in part resulted, and may in the future result, in our changing one or all of the asking prices.

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UPI) clean energy operation diversified investment, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We plan to continue the stock and unit buy backs in the current Fiscal Year 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements or liabilities. We do not have any majority-owned or controlled subsidiaries that are not included in our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial offset to the current hotel industry Virus induced drop in demand pressure, the Trust looks to benefit from, and expand, its UPI clean energy operation diversification investments in the months, and years ahead. See Note 7 of the Audited Consolidated Financial Statements for discussion on UPI.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in fiscal years 2021 or 2020. As of January 31, 2021, our management does not believe that the carrying values of any of our hotel properties are impaired. The Trust did take a reserve for bad debt as of January 31, 2020 reflecting its concern with the collectability of the Obasa note receivable, related to the sale of the IBC technology segment.

Sale of Hotel Assets

Management believes that our currently owned Hotels are valued at prices that are reasonable in relation to their current fair market value. At this time, the Trust is unable to predict when, and if, either of its Hotel properties will be sold. The Trust seeks to sell one hotel per year or both over the next 12-36 months. We believe that each of the assets is available at a price that is reasonable in relation to its current fair market value. The plan is to work to sell the remaining two hotel properties over the next 12-36 months, and if needed beyond.

Revenue Recognition

Revenues are primarily derived from the following sources and are recognized as services are rendered and when collectability is reasonably assured. Amounts received in advance of revenue recognition are considered deferred liabilities.

Revenues primarily consist of room rentals, food and beverage sales, management and trademark fees and other miscellaneous revenues from our properties. Revenues are recorded when rooms are occupied and when food and beverage sales are delivered. Management and trademark fees from non-affiliated hotels include a monthly accounting fee and a percentage of hotel room revenues for managing the daily operations of the Hotels and the one hotel owned by affiliates of Mr. Wirth until December 2020.

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

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6%. The Debentures are convertible into Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. The Loan was structured into two (2) payments of $600,000 and $400,000. The first payment of $600,000 was made by the Trust at closing on December 16, 2020 and the second payment was made on February 3, 2020.

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

On the Trust’s balance sheet, the investment of the $1,060,000 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $60,000 of UniGen Common Stock. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021 that could expand into a multi-million-dollar investment totaling up to approximately 25 percent ownership in privately held UniGen Power, Inc. (UPI) to develop a patented high profit potential new efficient clean energy generation innovation. The initial investment was made December 16, 2019, with significant positive progress to date despite the virus, economic, and travel disruptions of 2020. During the first Fiscal Quarter of 2021, an additional investment of $400,000 was made bringing the total to $1 Million. The investment includes warrants convertible to UPI stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to Unigen requiring any restriction of cash.

Based on subsequent events, IHT is likely to obtain an opportunity to convert a $500,000 UniGen line of credit into 500,000 shares of UniGen. IHT has obtained an additional 300,000 warrants at $2.25 per share. Full conversion of all IHT held convertible debt and UniGen warrants could result in 3 million shares of UniGen stock and if all shares from all parties are fully exercised, it would result in approximately 15 million UniGen shares outstanding, or approximately up to 25% of the total equity of UniGen held by IHT. Trust owns less than 1% of the outstanding shares of Unigen as of January 31, 2021.

According to UniGen Management, the UniGen clean energy innovation project has made positive progress and is on budget, with the first GenSet prototype anticipated to be in operation by year-end, 2021, and possibly as soon as September 2021 or later. The significant time delay is related to several factors, including the Covid-19 travel restrictions to UniGen China suppliers, time needed to incorporate three additional patentable innovations discovered, design improvements, and the pursuit of four additional patents recently discovered and in process. Global Supply sources include China, Italy, Israel, and the United States. IHT has confidence in the UniGen technical team based in Detroit and in the encouraging progress to date. Unigen profitability is anticipated to be 18-24 months into the future, but future high profit potential is encouraging for IHT investors, especially considering 16 months of successful design and development work, now complete.

James Wirth (President) and Marc Berg (Executive Vice President) both lack significant control. They have two of the six Board of Directors seats or 33% and were elected in December 2019 to serve on the board of UPI to closely monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

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

These forward-looking statements reflect our current views in respect of future events and financial performance but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Covid-19 Virus Pandemic and its effect on the Economic and Travel Industry slowdown;

●	local, national, or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act.

We do not undertake any obligation to update publicly or revise any forward-looking statements whether as a result of new information, future events or otherwise except as may be required by law. Pursuant to Section 21E(b)(2)(E) of the Securities Exchange Act of 1934, as amended, the qualifications set forth hereinabove are appropriate to any forward-looking statements in this Form 10-K relating to the operations of the Partnership.

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

INNSUITES HOSPITALITY TRUST

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders

InnSuites Hospitality Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (the Trust) as of January 31, 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of January 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Note Receivable

Description of the Matter

During the year ended January 31, 2019, the Trust sold its wholly owned technology segment and subsidiary, IBC Hotels LLC or InnDependent Boutique Collection (“IBC”), to an unrelated buyer for $3,000,000. The transaction closed on August 1, 2018 and closing funds of $250,000 were transferred to the Trust, and a secured note receivable was recorded for $2,750,000. Principal and interest payments on the note receivable were to begin in June 2019, and the note matures on June 1, 2024. The note receivable is secured by: (i) a pledge of the IBC interests, and (ii) a security interest in all assets of IBC, provided, however, the Trust shall agree to subordinate such security interest to commercially reasonable debt financing upon the request of an arm’s length lender of IBC. The Trust has no managerial control, does not have the ability to direct the operations or capital requirements of IBC and has no rights to any benefits or losses from IBC as of August 1, 2018.

During the year ended January 31, 2020, the Trust impaired the note receivable and recorded a reserve of $825,000 and recorded a net note receivable of an estimated $1,925,000. Impairment indicators included, among others, the following: the buyer of IBC twice requested an extension to begin monthly principal and interest payments in November 2019, and then again to begin payments in November 2020, because of a lack of available cash and delays in the buyer’s ability to execute on marketing strategies. Extensions to begin monthly payments were agreed upon by the Trust, and the maturity date remained unchanged.

During the year ended January 31, 2021, the buyer requested a third extension to begin monthly principal and interest payments in November 2021, because of significant setbacks caused by COVID-19 in the hospitality industry. The extension to begin monthly payments were agreed upon by the Trust, and the maturity date remained unchanged.

As described in Note 6 of the consolidated financial statements for the year ended January 31, 2021, the Company asserted there are no further impairment indicators and continued to record a net note receivable of an estimated $1,925,000.

Auditing management’s assertions for the realizability, recoverability and collectability of the note receivable was especially challenging and required additional audit effort due to the complexity of management’s assertions and assumptions used in management’s impairment analysis to arrive at a reasonable reserve amount. Evaluating the likelihood and amount of proceeds to be collected on the note receivable was highly subjective and required significant judgement. In particular, management’s estimates were sensitive to assumptions that the buyer will be able to successfully execute on its marketing and advertising strategy for IBC to generate revenue and positive cash flow.

How We Addressed the Matter in Our Audit

•	Obtained an understanding of how management monitors the financial health of the buyer, including controls over management’s assessment of the realizability of the note receivable upon maturity on June 1, 2024,
•	Reviewed the signed purchase agreement, secured promissory note agreement, and pledge and security agreement between the Trust and the buyer dated August 1, 2018,
•	Reviewed the addendums to extend monthly principal and interest payments to begin in November 2019 (superseded), November 2020 (superseded), and November 2021,
•	Confirmed the note receivable directly with the buyer, who indicating the note is current and is due to begin paying monthly principal and interest in November 2021 and through maturity,
•	Reviewed management’s impairment analysis for the reserve recorded as of January 31, 2021 and assessed the completeness, accuracy, and existence of underlying data and supporting documentation,
•	Reviewed management’s evaluation of events and circumstances that may be indications of impairment of the note receivable,
•	Evaluated management’s analysis in determining the data used to reflect current and future market conditions in the hospitality industry in estimating the reserve amount.
•	Reviewed the Uniform Commercial Code (UCC) filing on the property and collateral, and the related security interest agreement for the property and collateral.

/s/ Macias, Gini, and O’Connell LLP

We have served as the Trust’s auditor since 2021.

Irvine, California

5/14/2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of trustees of InnSuites Hospitality Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust and subsidiaries (the “Trust”) as of January 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the period ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of January 31, 2020, and the results of its operations and its cash flows for the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Hall & Company Certified Public Accountants & Consultants, Inc.

We have served as the Trust’s auditor since 2015

Irvine, CA

August 14, 2020

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2021	JANUARY 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,702,755	$1,200,528
Accounts Receivable, including approximately $0 and $375,000 from related parties, and net of Allowance for Doubtful Accounts of approximately $0 and $15,000 as of January 31, 2021 and 2020, respectively	60,557	585,226
Income Tax Receivable	68,661	294,402
Advances to Affiliates - Related Party	-	1,000,000
Current Portion of Note Receivable (net)	91,667	91,667
Prepaid Expenses and Other Current Assets	168,893	77,806
Total Current Assets	2,092,533	3,249,629
Property, Plant and Equipment, net	8,189,850	8,983,323
Note Receivable (net)	1,833,333	1,833,333
Operating Lease – Right of Use	2,141,083	2,197,364
Finance Lease – Right of Use	76,309	131,806
Convertible Note Receivable	1,000,000	600,000
Investment in Private Company Stock, at Cost	60,000	-
TOTAL ASSETS	$15,393,108	$16,995,455

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,853,602	$1,384,971
Current Portion of Notes Payable - Related Party	-	161,440
Current Portion of Mortgage Notes Payable, net of Discount	168,799	160,849
Current Portion of Notes Payable to Banks, net of Discount	-	17,100
Current Portion of Other Notes Payable	47,216	806,712
Current Portion of Operating Lease Liability	58,536	168,780
Current Portion of Finance Lease Liability	27,858	31,123
Total Current Liabilities	2,156,011	2,730,975
Notes Payable - Related Party	1,595,000	-
Mortgage Notes Payable, net of Discount	5,768,785	5,944,819
Other Notes Payable	1,000,877	73,491
Operating Lease Liability, net of current portion	2,310,745	2,252,964
Finance Lease Liability, net of current portion	52,118	75,396
TOTAL LIABILITIES	12,883,536	11,077,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,625,215 and 18,608,215 shares issued and 9,057,730 and 9,273,299 shares outstanding at January 31, 2021 and 2020, respectively	20,027,402	21,837,048
Treasury Stock, 9,568,485 and 9,334,916 shares held at cost at January 31, 2021 and 2020, respectively	(13,936,972)	(13,689,533)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,090,430	8,147,515
NON-CONTROLLING INTEREST	(3,580,858)	(2,229,705)
TOTAL SHAREHOLDERS’ EQUITY	2,509,572	5,917,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,393,108	$16,995,455

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2021	2020
REVENUE
Room	$3,905,001	$6,277,805
Food and Beverage	55,735	68,163
Management and Trademark Fees	115,745	170,234
Other	126,093	51,969
TOTAL REVENUE	4,202,574	6,568,171

OPERATING EXPENSES
Room	1,526,323	2,033,154
Food and Beverage	118,874	108,840
Telecommunications	2,000	395
General and Administrative	1,957,762	2,173,203
Sales and Marketing	379,759	569,921
Repairs and Maintenance	354,662	403,147
Hospitality	150,850	509,555
Utilities	357,221	382,560
Depreciation	830,916	901,664
Impairment of Note Receivable	-	825,000
Real Estate and Personal Property Taxes, Insurance and Ground Rent	481,845	492,461
Sales and Occupancy	844,438	-
Other	10,069	21,080
TOTAL OPERATING EXPENSES	7,014,719	8,420,980
OPERATING LOSS	(2,812,145)	(1,852,809)
Other Income	146,325	-
Interest Income	129,995	146,645
TOTAL OTHER INCOME	276,320	146,645
Interest on Mortgage Notes Payable	287,089	244,079
Interest on Notes Payable to Banks	103	-
Interest on Other Notes Payable	73,484	322,603
TOTAL INTEREST EXPENSE	360,676	566,682
CONSOLIDATED NET LOSS BEFORE INCOME TAX BENEFIT	(2,896,501)	(2,272,846)
Income Tax Benefit	68,661	294,402
CONSOLIDATED NET LOSS	$(2,827,840)	$(1,978,444)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(1,202,230)	$(236,756)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(1,625,610)	$(1,741,688)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.31)	$(0.21)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,158,361	9,324,530

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2021 and 2020

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2019	9,360,292	$23,738,260	9,229,923	$(13,517,833)	$10,220,427	$(1,471,912)	$8,748,515
Net Loss	-	(1,741,688)	-	-	(1,741,688)	(236,756)	(1,978,444)
Dividends	-	(191,924)	-	-	(191,924)	-	(191,924)
Purchase of Treasury Stock	(104,993)	-	104,993	(171,700)	(171,700)	-	(171,700)
Shares of Beneficial Interest Issued for Services Rendered	18,000	32,400	-	-	32,400	-	32,400
Distribution to Non-Controlling Interests	-	-	-	-	-	(521,037)	(521,037)
Balance, January 31, 2020	9,273,299	$21,837,048	9,334,916	$(13,689,533)	$8,147,515	$(2,229,705)	$5,917,810

Net Loss		(1,625,610)	-	-	(1,625,610)	(1,202,230)	(2,827,840)
Dividends		(191,848)	-	-	(191,848)	-	(191,848)
Purchase of Treasury Stock	(233,569)	-	233,569	(247,439)	(247,439)	-	(247,439)
Shares of Beneficial Interest Issued for Services Rendered	18,000	28,800	-	-	28,800	-	28,800
Sales (Purchase) of Ownership Interests in Subsidiary, net		-	-	-	-	(20,000)	(20,000)
Distribution to Non-Controlling Interests		-	-	-	-	(149,911)	(149,911)
Reallocation of Non-Controlling Interests and Other		(20,988)	-	-	(20,988)	20,988	-
Balance, January 31, 2021	9,057,730	$20,027,402	9,568,485	$(13,936,972)	$6,090,430	$(3,580,858)	$2,509,572

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Loss	$(2,827,840)	$(1,978,444)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Used In Operating Activities:
Note Receivable Impairment	-	825,000
Stock-Based Compensation	28,800	32,400
Depreciation	830,916	901,664
Changes in Assets and Liabilities:
Accounts Receivable	524,669	(348,284)
Income Tax Receivable	225,741	(294,402)
Prepaid Expenses and Other Assets	(91,086)	17,747
Operating Lease	3,817	-
Finance Lease	28,954	-
Accounts Payable and Accrued Expenses	468,631	(108,448)
NET CASH USED IN OPERATING ACTIVITIES	(807,398)	(952,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(37,443)	(324,445)
Issuance of Payments on Convertible Note Receivable - UniGen	(400,000)	(253,593)
Redemption of Marketable Securities	-	1,896,556
Lendings on Advances to Affiliates - Related Party	(62,000)	(75,000)
Payments made on exercise of Warrants for Private Company Stock	(60,000)	-
Collections on Advances to Affiliates - Related Party	1,062,000	61,361
NET CASH PROVIDED BY INVESTING ACTIVITIES	502,557	1,304,879

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(168,084)	(119,024)
Borrowings on Mortgage Notes Payable	-	1,400,000
Payments on Notes Payable to Banks, net of financing costs	(17,100)	(170,200)
Borrowings on Notes Payable to Banks, net of financing costs	-	178,000
Lendings on Notes Receivable - Related Party	-	(256,000)
Collections on Notes Receivable - Related Party	-	888,027
Borrowings on Note Payable - Related Party	1,767,000	-
Payments on Notes Payable - Related Party	(333,440)	(322,975)
Payments on Other Notes Payable	(356,450)	(664,826)
Borrowings on Other Notes Payable	524,340	51,000
Payment of Dividends	(191,848)	(191,924)
Payment for Purchase of Non-Controlling Ownership Interest in Subsidiary, net	(20,000)	-
Distributions to Non-Controlling Interest Holders	(149,911)	(521,037)
Repurchase of Treasury Stock	(247,439)	(171,700)
NET CASH PROVIDED BY FINANCING ACTIVITIES	807,068	99,341
NET INCREASE IN CASH AND CASH EQUIVALENTS	502,227	451,453
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,200,528	749,075
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,702,755	$1,200,528

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2021 AND 2020

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2021, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels IHT owns and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible note in UniGen Power Inc., (“UPI”), $60,000 in UPI private company stock, and hold warrants to make further UPI stock purchases in the future.

Hotel Operations:

Full service hotels often contain upscale full-service facilities with a large volume of full service accommodations, on-site full-service restaurant(s), and a variety of on-site amenities such as swimming pools, a health club, children’s activities, ballrooms and on-site conference facilities. Moderate or limited-service hotels are small to medium-sized hotel establishments that offer a limited amount of on-site amenities. Most moderate or limited service establishments may still offer full service accommodations. The Trust considers its Tucson, Arizona hotel and our hotel located in a subsidiary of Albuquerque, New Mexico to be moderate or limited service hotels. IHT provides management services and marketing.

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are moderate limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast and high speed internet. In addition, the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% in the Partnership as of January 31, 2021 and January 31, 2020, respectively. The Trust’s weighted average ownership for the Fiscal Years ended January 31, 2021 and 2020, respectively, was 75.89%. As of January 31, 2021, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.67% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

InnSuites Hotels Inc.(“IHI”), a subsidiary, manages the Hotels’ daily operations under 2 management agreements. The Trust also provides the use of the “InnSuites” trademark to the Hotels through wholly-owned IHI. All expenses and reimbursements between the Trust, IHI and the Partnership have been eliminated in consolidation.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC (see Note 6)	20.67%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	75.89%	-
InnSuites Hotels Inc.	100.00%	-

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

As the general partner of the Partnership, the Trust exercises unilateral control over the Partnership. The Trust owns all the issued and outstanding classes of shares of InnSuites Hotels Inc. Therefore, the financial statements of the Partnership and InnSuites Hotels Inc. are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

Under Accounting Standards Codification (“ASC”) Topic 810-10-25, Albuquerque Suite Hospitality, LLC has been determined to be a variable interest entity with the Trust as the primary beneficiary (see Note 5 – “Variable Interest Entity”). Therefore, the financial statements of Albuquerque Suite Hospitality, LLC, are consolidated with the Trust, and all significant intercompany transactions and balances have been eliminated.

The financial statements of the Partnership and Tucson Hospitality Properties, LLLP are consolidated with the Partnership and the Trust, and all significant intercompany transactions and balances have been eliminated.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On January 31, 2021 and 2020, 211,708 Class A Partnership units were outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of January 31, 2021 and 2020, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on January 31, 2021 and 2020, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of January 31, 2021, and 2020, the Trust owns 10,025,771 general partner units in the Partnership, representing 75.89% of the total Partnership units.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is our share of the Partnership quarterly distributions coming from the Tucson Hotel as well as cash flow; quarterly distributions and cash flow from the Albuquerque, New Mexico property, management fees charged to Trust, repayments of intercompany loans for the Tucson and Albuquerque Hotels and more recently, sales and/or refinance of certain hotels. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of loans and sale of assets. The Covid-19 Virus (the “Virus”) has disrupted the quarterly distributions from both the Albuquerque and Tucson hotels. Another source of cash is derived from the management fees of the Albuquerque, Tucson, and Tempe Hotels, although the Tempe Hotel was sold in December 2020.

At a future date, the Trust may receive cash from the operations and/or full or partial sale of its Unigen diversification investment.

As of January 31, 2021, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $1,595,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2021, and renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of January 31, 2021, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $0.

As of January 31, 2021, the Trust had three Revolving lines of Credit of $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of January 31, 2021.

The Trust plans within the next year or sooner to prepare to be in a position to seek refinancing the Tucson Hotel property, which would facilitate repayment of up to $3,754,000 of the Tucson Hotel loan and with favorable interest rates. We anticipate this refinance may be completed in the fourth quarter of Fiscal 2022.

With approximately $1,703,000 of cash as of January 31, 2021, the availability of the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Line of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-K. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful selling properties, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell certain of our assets to meet liquidity needs, which may not be on terms that are favorable.

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Arizona Hotel experiences the highest occupancy in the first fiscal quarter (the winter high season) and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter tends to be the lowest occupancy period at this Arizona Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The Hotel located in Albuquerque, New Mexico historically experience its most profitable periods during the second and third fiscal quarters (the summer high season), providing some balance to the general seasonality of the Trust’s hotel business.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12 Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the update simplify the accounting for income taxes by removing the following exceptions:

1.	Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income).
2.	Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes and equity method investment,
3.	Exception to the ability not to recognize a deferred tax liability for foreign subsidiary when a foreign equity method investment becomes a subsidiary.
4.	Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments in the update also simplify the accounting for income tases by doing the following:

1.	Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income-based tax and account for any incremental amount incurred as non-income-based tax.
2.	Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.
3.	Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do (on entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority.
4.	Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effect tax rate computation in the interim period that includes the enactment date.
5.	Making minor Codification improvements for income taxes relating to employee stock ownership plans and investments in qualified affordable housing projects accounted for by using the equity method.

The Trust is evaluating the impact of ASU-2019-12, but currently believes it will not have a material effect on our consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the audited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PROPERTY, EQUIPMENT, AND HOTEL PROPERTIES

Furniture, fixtures, building and improvements and hotel properties are stated at cost, except for land, and depreciated using the straight-line method over estimated lives ranging up to 40 years for buildings and improvements, and 3 to 10 years for furniture, fixtures, and equipment.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment for the Fiscal Years ended January 31, 2021, and January 31, 2020, respectively.

CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. The Trust believes it places its cash and cash equivalents only with high credit quality financial institutions, although these balances may periodically exceed federally insured limits.

COST METHOD INVESTMENT IN PRIVATE COMPANY STOCK

Investment in private company stock consists of equity securities recorded at fair value. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We analyze our marketable securities in accordance with Accounting Standard Codification 321 (“ASC 321”). Valuations for private company stock are based on quoted prices for identical assets in active markets. Where marketable securities were found not be part of an actively traded market, we made a measurement alternative election and estimate the fair value at cost of the investment minus impairment.

As of January 31, 2021, the Trust owned 60,000 shares of common stock in Unigen Power, Inc. (UPI), a non-affiliated privately held entity, at a cost of $60,000. As of January 31, 2021 the Trust accounted for such securities at cost minus impairment due to the investment not being traded on an active market noting that UPI had limited operations and was still in the start-up and research and development stage.

REVENUE RECOGNITION

Hotel and Operations

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis (net realizable value). Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. The following is a reconciliation of the allowance for doubtful accounts for the fiscal years ended January 31, 2021 and 2020.

Fiscal Year	Balance at the Beginning of Period	Charged to Expense	Deductions	Balance at the End of Period

2021	$(14,789)	$-	$14,789	$-
2020	$(5,943)	$(13,223)	$4,377	$(14,789)

INCOME TAX RECEIVABLE

The Trust amended its corporate tax returns for the year ended January 31, 2019. Such amendments resulted in a refund of approximately $294,000, of which the Trust received approximately $175,000 in August 2020. The remaining refund of approximately $120,000 was reduced by approximately $52,000 as a result of taxes owed and accrued from prior periods. The Trust received the remaining amount of approximately $68,000, in March 2021.

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

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described further fully in Note 23 - “Share-Based Payments.” The three independent members of the Board of Trustees earn 6,000 IHT Shares per year. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

During fiscal year 2021, the Trust granted restricted stock awards of 18,000 Shares to three independent members of the Board of Trustees, resulting in stock-based compensation of $28,800. The shares vest over one year, through the end of fiscal year ended January 31, 2021 monthly at a rate of approximately 500 shares for each outside Trustee or a total of 1,500 per month for three independent Trustees.

The following table summarizes restricted share activity during fiscal years 2020 and 2021.

	Restricted Shares
	Shares	Price on date of grant
Balance at January 31, 2019	-	-
Granted	18,000	$1.35
Vested	(18,000)	$1.35
Forfeited	-
Balance of unvested awards at January 31, 2020	-

Granted	18,000	$1.60
Vested	(18,000)	$1.60
Balance of unvested awards at January 31, 2021	-
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

DIVIDENDS AND DISTRIBUTIONS

In fiscal years 2021 and 2020, the Trust paid a semi-annual dividend of $0.01 per share each, at the end of the second fiscal quarter and at the end of the fourth fiscal quarter for a total annual dividend of $0.02 for each fiscal year in the amounts of $191,848 and $191,924, respectively. The Trust’s long-term ability to pay dividends is largely dependent upon the operations of the Hotels, and/or sale of assets. The Trust has paid uninterrupted annual dividends for 50 consecutive years since Trust registered in 1971 with the NYSE American.

NON-CONTROLLING INTEREST

Non-controlling interest in the Trust represents the limited partners’ proportionate share of the capital and earnings of the Partnership and the two hotels. Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the entities throughout the period, and capital is allocated based on the ownership percentage at year-end. Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity.

NET LOSS PER SHARE

Net loss per share is computed based on the weighted-average number of shares outstanding during the year.

For the fiscal years ended January 31, 2021 and 2020, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted average of these Shares of Beneficial Interest would have been 3,185,746 in addition to the basic shares outstanding for fiscal years 2021 and 2020, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were dilutive during fiscal 2021. For the Fiscal Year ended January 31, 2021 and January 31, 2020, the potential shares that may be issued by the Trust relate to the Class A and Class B units of the Partnership and have been excluded from the computation of diluted loss per share because they would reduce the reported loss per share and therefore have an anti-dilutive effect.

SEGMENT REPORTING

As a result of the sale of IBC (see Note 6), the Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Hotel Management Services (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust has chosen to focus its hotel investments on the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $191,000 and $344,000 for the twelve months ended January 31, 2021 and 2020, respectively, and is reported in the consolidated Statement of Operations.

CONCENTRATION OF CREDIT RISK

Credit risk is the risk of an unexpected loss if a third party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Trust to a concentration of credit risk consist primarily of cash and cash equivalents. Management’s assessment of the Trust’s credit risk for cash and cash equivalents is low as cash and cash equivalents are held in financial institutions believed to be credit worthy. The Trust limits its exposure to credit loss by placing its cash with various major financial institutions and invests only in short-term obligations.

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

The Trust has assets that are carried at fair value on a recurring basis, including stock and warrants in a 3rd party private company on the audited consolidated balance sheet.

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

Two Class A units were sold during the fiscal year ended January 31, 2021 for $20,000. No Class A units were sold during the Fiscal Year ended January 31, 2020. As of January 31, 2021, the Trust held a 20.67% ownership interest, or 124 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 79.50% interest, or 475 Class A units. Interests to qualified third parties. REF and other REF Affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide.

4. SALE OF OWNERSHIP INTERESTS IN TUCSON HOSPITALITY PROPERTIES SUBSIDIARY

On February 17, 2011, the Partnership entered into a restructuring agreement with Rare Earth to allow for the sale of non-controlling interest units in Tucson Hospitality Properties, LP (the “Tucson entity”), which operates the Tucson Oracle hotel property, then wholly owned by the Partnership. Under the agreement, Rare Earth agreed to either purchase or bring in other investors to purchase up to 250 units, which represents approximately 41% of the outstanding limited partnership units in the Tucson entity, on a post-transaction basis, and the parties agreed to restructure the limited partnership agreement of the Tucson entity. The Board of Trustees approved this restructuring on January 31, 2011.

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

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Tucson, Arizona property

During the fiscal years ended January 31, 2021 and 2020, there were no units of the Tucson entity sold. As of January 31, 2021, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or approximately 3 Class C units, and other parties held a 48.61% interest, or approximately 385 Class A units. For the fiscal year ended January 31, 2021, the Tucson entity did not make discretionary Priority Return payments to unrelated unit holders. The Trust no longer accrues for these distributions as the preference period has expired.

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

The following table includes assets that can only be used to settle the liabilities of Albuquerque Suites Hospitality LLC (Albuquerque Hotel) and the creditors have no recourse to the Trust. These assts and liabilities, with the exception of the intercompany accounts, which are eliminated upon consolidation with the Trust, are included in the accompanying consolidated balance sheets.

	January 31,
	2021	2020
Assets
Cash	$81,652	$21,359
Accounts Receivable	11,231	23,355
Prepaid Expenses and Deposits	24,032	19,688

Hotel Properties, Net	1,394,528	1,641,582
Operating Lease -Right of Use	2,053,709	2,085,984

Total Assets	$3,565,152	$3,791,968

Liabilities
Accounts Payable	$67,360	$135,165
Accrued Expenses and Other	1,014,842	278,071
Due to Affiliate	-	15,000
Operating Lease Liability (ASC 842)	2,276,820	2,263,467
Mortgage Notes Payable	1,354,704	1,396,690
Total Liabilities	$4,713,726	$4,088,393

Equity	(1,148,574)	(296,424)

Liabilities & Equity	$3,565,152	$3,791,968

6. NOTES RECEIVABLE

On August 15, 2018 InnSuites Hospitality Trust (IHT) entered into a final sale agreement for its technology subsidiary, IBC Hotels LLC (IBC), with an effective sale date as of August 1, 2018 to an unrelated third-party buyer (Buyer). The payment terms to the sale agreement were later amended on December 7, 2020, as further described below. As a part of the sale, the Trust received a secured promissory note in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, which is recorded in the accompanying condensed balance sheet in continuing operations, net of impairment of $825,000 as described below.

●	No interest accrued through November 2021.

●	Payments on the note receivable include principal and interest beginning in November 2021

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matures on June 1, 2024

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2022	91,667
2023	550,000
2024	550,000
2025	550,000
Thereafter	1,008,333
$2,750,000
Impairment	(825,000)
$1,925,000
Less: current portion of note receivable	$91,667
Long term portion of note receivable	1,833,333

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

As of January 31, 2021, management evaluated the carrying value of the note and the impairment taken to date, and determined no further impairment is needed at this time.

IHT has no managerial control nor does IHT have the ability to direct the operations or capital requirements of IBC as of August 1, 2018. IHT has no rights to any benefits or losses from IBC as of August 1, 2018.

7. CONVERTIBLE NOTE RECEIVABLE IN UNIGEN POWER, INC.

On December 16, 2019, the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6%. The Debentures are convertible into Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share. The Loan was structured into two (2) payments of $600,000 and $400,000. The first payment of $600,000 was made by the Trust at closing on December 16, 2019 and the second payment of $400,000 was made on February 3, 2020.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common Stock (600,000 issued on January 31, 2020, and 400,000 issued on February 3, 2020). The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock. Subsequent to January 31, 2021, UniGen issued an additional 300,000 warrants at $2.25.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock (120,000 issued at January 31, 2020, and 80,000 issued on February 3, 2020). The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock. IHT may fund a $500,000 line of credit to be repaid in the form of UniGen stock at a rate of $1 per share. The total of all stock ownership upon conversion is 1 million shares and if all stock warrants are exercised, these would total to 3 million Unigen shares.

On the Trust’s balance sheet, the investment of the $1,000,000 made in the current fiscal year consists of approximately $700,000 in note receivables and approximately $300,000 as the fair value of the warrant issued with the Trust’s investment in UniGen. The value of the premium related to the fair value of the warrants will accrete over the life of the debentures.

The value of the warrants was based on Black-Scholes pricing model based on the following inputs:

Debenture Warrants

Type of option	Call option
Stock price	$2.25
Exercise (Strike) price	$1.00
Time to maturity (years)	2.0
Annualized risk-free rate	1.630%
Annualized volatility	27.43%

Additional Warrants

Type of option	Call option
Stock price	$2.25
Exercise (Strike) price	$2.25
Time to maturity (years)	3.0
Annualized risk-free rate	1.630%
Annualized volatility	27.43%

UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. Upon full subscription of the UniGen 2021 $2 million syndication in February 2021, it would grant IHT an additional 300,000 warrants at $2.25 per share granted by Unigen. The balance on this line of credit as of January 31, 2021 is $0.

If all notes are converted and all available but not outstanding warrants exercised, IHT would hold up to approximately 25% of UniGen Ownership. Subsequent to January 31, 2021, no activity has occurred with this line of credit and thus no draws have been taken.

During the Fiscal Year ended January 31, 2021, 60,000 warrants were exercised for $60,000 and in return the Trust received 60,000 shares of UniGen. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of Unigen and Unigen’s projects are still in the R&D phase.

The Trust has valued Unigen investment as a level 3 fair value measurement, for the following reasons. The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

8. PROPERTY, EQUIPMENT, AND HOTEL PROPERTIES

As of January 31, 2021 and January 31, 2020, hotel properties consisted of the following:

	January 31, 2021	January 31, 2020
Land	$2,500,000	$2,500,000
Building and improvements	10,531,947	10,495,465
Furniture, fixtures and equipment	4,058,682	4,021,890
Total hotel properties	17,090,629	17,017,355
Less accumulated depreciation	(8,961,498)	(8,155,224)
Hotel Properties in Service, net	8,129,131	8,862,131
Construction in progress	-	40,965
Hotel properties, net	$8,129,131	$8,903,096

As of January 31, 2021 and January 31, 2020, property and equipment consisted of the following:

	January 31, 2021	January 31, 2020
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	166,122	160,986
Total property, plant and equipment	248,789	243,653
Less accumulated depreciation	(188,070)	(163,428)
Property, Plant and Equipment, net	$60,719	$80,225

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of January 31, 2021, and 2020, prepaid expenses and other current assets consisted of the following:

	January 31, 2021	January 31, 2020
Tax and Insurance Escrow	$60,522	$57,752
Deposits	5,000	5,000
Prepaid Insurance	24,515	(59)
Prepaid Workman’s Compensation	12,124	6,754
Miscellaneous Prepaid Expenses	66,732	8,359
Total Prepaid Expenses and Current Assets	$168,893	$77,806

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2021 and 2020, accounts payable and accrued expenses consisted of the following:

	January 31, 2021	January 31, 2020
Accounts Payable	$136,648	$421,281
Accrued Salaries and Wages	148,576	89,448
Accrued Vacation	11,687	8,472
Income Tax Payable	93,944	146,666
Accrued Interest Payable	17,482	-
Advanced Deposits	19,371	59,194
Accrued Property Taxes	74,486	32,766
Sales Tax Payable	244,726	382,779
Accrued Occupancy Tax	844,438	-
Accrued Other	262,244	244,365
Total Accounts Payable and Accrued Expenses	$1,853,602	$1,384,971

11. MORTGAGE NOTES PAYABLE

On January 31, 2021 and January 31, 2020, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of January 31, 2021 and January 31, 2020 were 4.69%, respectively.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31, 2021:

	2021	2020
Mortgage note payable, due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $7.2 million at January 31, 2021.	4,582,880	4,708,979

Mortgage note payable, due in monthly installments of $9,218, including interest at 4.90% per year, through December 2, 2029, secured by the Albuquerque property with a carrying value of $1.6 million at January 31, 2021.	$1,354,704	$1,396,690

Totals:	$5,937,584	$6,105,669

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of January 31, 2021, the mortgage loan balance was approximately $4,583,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2021, the mortgage loan balance was approximately $1,355,000.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On October 17, 2017, the Trust entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $150,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in December 2021. The balance as of January 31, 2021 and 2020 was $0.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in October 2022. The balance as of January 31, 2021 and 2020 was $0.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in October 2022. The balance as of January 31, 2021 and 2020 was $0.

13. LINES OF CREDIT – RELATED PARTY

On December 1, 2014, the Trust entered a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on August 24, 2021, and renews annually each calendar year unless either party gives a six-month written notice. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of January 31, 2021 and January 31, 2020, the Trust had an amount payable of approximately $1,595,000 and $0, respectively. During the twelve months period ended January 31, 2021, the Trust advanced $1,705,000 and received $110,000 in repayments.

The demand/ revolving Line of Credit automatically renews year to year, unless either party gives six-month advance notice to terminate. As of January 31, 2020, the amount receivable from the Advance to Affiliate credit facility was approximately $0, which was due from Tempe/Phoenix Airport Resort LLC. This loan was repaid in full in December 2020.

On July 14, 2017, the Trust purchased 40,000 shares of IHT stock from Marc Berg for $80,000. The balance was converted to a note payable with an annual interest rate of 7%. As of January 31, 2021, the note payable had an outstanding balance of $0.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Brian Wirth for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. As of January 31, 2021, the note payable had an outstanding balance of $0.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Christopher Wirth for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. As of January 31, 221, the note payable had an outstanding balance of $0.

On July 14, 2017, the Trust purchased 45,975 units of RRF Limited Partnership from Pamela Barnhill (Wirth family member) for $91,950. The balance was converted to a note payable with an annual interest rate of 7%. As of January 31, 221, the note payable had an outstanding balance of $0.

On July 14, 2017, the Trust purchased 250,000 units of RRF Limited Partnership from James Wirth for $500,000. The balance was converted to a note payable with an annual interest rate of 7%. As of January 31, 2021, the note payable had an outstanding balance of $0.

14. OTHER NOTES PAYABLE

As of January 31, 2021, the Trust had approximately $62,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 146,124 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of January 31, 2020, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan has been subsequently extended to December 2022. The loan accrues interest at 4.5% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2021.

On June 20, 2016, March 1 2017, May 30, 2018, and July 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayes Loans is $270,000 as of January 31, 2021.

On March 20, 2017, the Trust and Partnership entered multiple, unsecured loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019 these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The total principal amount of the Sweitzer Loans is $100,000 as of January 31, 2021.

As a result of the Covid-19 Virus Pandemic, and the subsequent Legislation passed within the CARES Act of 2020, the Trust applied for and received Small Business Administration (“SBA”) loans through the Paycheck Protection Program (“PPP”). Loans in the amount of approximately $229,000, $188,000, and $87,000, for Tucson, Albuquerque, InnSuites Hospitality, respectively, were granted and received. The lender of all three of the PPP Loans has confirmed that all three loans have met all the requirements necessary to qualify and be eligible for full and complete forgiveness in early 2021, based upon the SBA criteria for PPP loan forgiveness, subject to and pending the forgiveness application.

As of January 31, 2021 the PPP Loan in other income received by the Trust was fully forgiven in the amount of approximately $87,000 recorded in other income in the statement of operations. The PPP loan received by Tucson for $228,602 was forgiven in March 2021. The remaining Albuquerque Hotel loan forgiveness of approximately $188,000 was completed in March 2021.

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

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2021 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	TOTAL

2022	$168,799	$47,216	$216,015
2023	176,852	1,000,877	1,177,729
2024	219,151		219,151
2025	192,828		192,828
2026	203,490		203,490
2027	213,930		213,930
Thereafter	4,762,534		4,762,534
	$5,937,584	$1,048,093	$6,985,677

16. LEASES

The Trust has operating leases for its corporate offices in Phoenix, Arizona and land leased in Albuquerque, New Mexico, and a cable equipment finance lease in Tucson, Arizona. The Trust’s corporate office lease includes options to extend or terminate the leases and the Trust includes these options in the lease term when it is reasonably certain to exercise that option. All leases are non-cancelable.

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

The Trust’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The Trust’s Operating Lease costs recognized in the consolidated statement of operations for the year ended January 31, 2021 consist of the following:

Fiscal Year Ended January 31, 2021
Operating Lease Costs:
Operating lease cost	$200,347

Supplemental cash flow information is as follows:

Fiscal Year Ended January 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$168,780

Lease Obligations obtained:
Operating leases, net	$2,369,281
Long-term obligations	$2,310,745

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2021
Operating leases	37

Weighted average discount rate
Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of January 31, 2021 are as follows:

For the Years Ending January 31,
2022	$172,177
2023	148,348
2024	112,116
2025	112,116
2026	112,116
Thereafter	5,039,195
Total minimum lease payments	$5,696,068
Less: amount representing interest	3,326,787
Total present value of minimum payments	2,369,281
Less: current portion of operating lease liability	$58,536
Long term portion of operating lease liability	2,310,745

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease that expires in 2023.

The Trust’s Finance Lease costs recognized in the Consolidated Statement of Income for the Fiscal Year ended January 31, 2021 consist of the following:

Fiscal Year Ended
January 31, 2021
Finance Lease Costs:
Amortization of lease obligations	$27,749
Interest on lease obligations	4,581

Supplemental cash flow information is as follows:

Fiscal Year Ended
January 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$31,123

Lease Obligations obtained:
Finance leases, net	$79,976
Long-term obligations	$52,118

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2021
Finance leases	3

Weighted average discount rate
Finance leases	4.85%

The aggregate future lease payments for Finance Lease Liability as of January 31, 2021 are as follows:

For the Years Ending January 31,
2022	$31,123
2023	31,123
2024	23,343
Total minimum lease payments	$85,589
Less: amount representing interest	5,613
Total present value of minimum payments	79,976
Less: current portion	$27,858
Long term portion of finance lease liability	52,118

The aggregate annual lease obligations at January 31, 2021 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022	$172,177	$31,123
2023	148,348	31,123
2024	112,116	23,343
2025	112,116	-
2026	112,116	-
Thereafter	5,039,195	-
Total undiscounted lease obligations	5,696,068	85,589

Less imputed interest	(3,326,787)	(5,613)
Net lease obligations	$2,369,281	$79,976

17. DESCRIPTION OF BENEFICIAL INTERESTS

Holders of the Trust’s Shares of Beneficial Interest are entitled to receive dividends when and if declared by the Board of Trustees of the Trust out of funds legally available, therefore. The holders of Shares of Beneficial Interest, upon any liquidation, dissolution or winding-down of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust. The Shares of Beneficial Interest possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of Shares of Beneficial Interest do not have cumulative voting rights in the election of Trustees and do not have preemptive rights.

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

For the years ended January 31, 2021 and 2020, the Trust repurchased 233,569 and 104,993 Shares of Beneficial Interest at an average price of $1.06 and $1.64 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 372,965 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

18. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforwards of approximately $5.4 million at January 31, 2021. In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust amended the federal and state income tax returns for tax years 2017 and 2018, resulting in a recalculation of the net operating loss carry-forward. The impact of the amended returns are reflected in the below data.

Total and net deferred income tax assets on January 31,

	2021	2020

Net operating loss carryforwards	$1,352,000	$1,075,000
Bad debt allowance	2,000	4,000
Accrued expenses	(2,000)	(4,000)
Syndications	2,923,000	2,923,000
Prepaid Insurance	(4,000)	-
Alternative minimum tax credit	51,000	51,000
Total deferred tax asset	4,322,000	4,049,000

Deferred income tax liability associated with book/tax	(1,502,000)	(1,551,000)
Net deferred income tax asset	2,820,000	2,498,000
Valuation allowance	(2,820,000)	(2,498,000)
	$-	$-

Income taxes for the year ended January 31,

	2021	2020

Current income tax provision (benefit)	(68,661)	(294,402)
Deferred income tax provision (benefit)	321,306	384,298
Change in valuation allowance	(321,306)	(384,298)
Net income tax expense (benefit)	(68,661)	(294,402)

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2021:

	2021
	Amount	Percent

Federal statutory rates	$(309,200)	21%
State income taxes	(77,000)	5%
Change in valuation allowance	321,300	-22%
True-up to prior year returns	(4,000)	0%
Effective rate	$-	5%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2020:

	2020
	Amount	Percent

Federal statutory rates	$(477,000)	21%
State income taxes	(120,000)	5%
Change in valuation allowance	384,300	-17.00%
Amended to 2017 Amended Tax Returns and Other Adjustments	(81,700)	4%
Effective rate	$-	0%

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $4.3 million which includes cumulative net operating loss carryforwards of $1.3 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.5 million as of January 31, 2021. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.8 million.

19. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2021 and January 31, 2020, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of January 31, 2021 and January 31, 2020, Mr. Wirth and his affiliates held 5,876,683 Shares of Beneficial Interest in the Trust, respectively, which represented 61.42% and 61.38% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2021 and January 31, 2020, the Trust owned 75.89% of the Partnership, respectively. As of January 31, 2021, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.67% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

During the fiscal years ended January 31, 2021 and 2020, the Trust paid Berg Investment Advisors $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $62,000 annual salary.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments, based on rates currently available to the Trust for bank loans with similar terms and average maturities, and the associated carrying value recognized in the consolidated balance sheets at January 31, 2021 and 2020:

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Notes Payable	$5,937,584	$3,677,645	$4,824,692	$3,141,032
Notes Payable to Banks	$-	$-	$9,300	$9,3000
Other Notes Payable	$1,048,093	$1,048,093	$1,494,030	$1,494,030

21. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2021	2020
Cash Paid for Interest	$412,000	$109,000

Notes Payables	$10,000	$51,000

Deferred Rent Reclassified to ROU Asset	$-	$171,344

22. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the fiscal years 2021 and 2020, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $40,822 and $84,550 for the fiscal years ended January 31, 2021 and 2020, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2020. These fees are included in room operating expenses on the consolidated statements of operations for Albuquerque and Tucson.

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

23. SHARE-BASED PAYMENTS AND STOCK OPTIONS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $28,800. These restricted 18,000 shares, (6,000 each to the three Independent Trustees), vest in equal monthly amounts during fiscal year 2021.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

24. SEGMENT REPORTING

The Trust has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Hotel Management Services segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust’s investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

25. COVID-19 DISCLOSURE

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

26. SUBSEQUENT EVENTS

Subsequent to the fiscal year ended January 31, 2021 the Trust repurchased 201,676 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $211,000.

We have evaluated subsequent events through the filing date of this Form 10-K and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosures in the notes thereto other than as disclosed in the accompanying notes to the consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Trust’s Principal Executive Officer and Chief Financial Officer and effected by the Trust’s Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was not effective as of January 31, 2021.

Management’s Remediation Initiatives

In an effort to remediate deficiencies and enhance the Trust’s internal control over financial reporting, the Trust made attempts to increase its technical accounting expertise by hiring a new Chief Financial Officer, Corporate Controller, and Staff Accountant with public company reporting experience to assist with the Trust’s technical accounting and internal control issues.

We need to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, which will require management past and future efforts to support the hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This increase to staffing and training will allow us to make the necessary improvements, including:

●	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

●	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes and entity level controls;

●	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities; Ensure systems that impact financial information and disclosures have effective information technology controls;

●	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use;

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions; and
●	We have filled the previously vacant position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight.

We believe that the remediation measures described above will strengthen our internal control over financial reporting. We expect these remediation efforts will be implemented throughout fiscal year 2022.

Despite the material weaknesses reported above, our management believes that our financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2021 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

Other than filling the previously vacant position of CFO, as described above, there were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We had significant turnover in our accounting department over the last 24 months, with the several new additions aforementioned above. These new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Trustees and Executive Officers

The following table sets forth information about our Trustees and executive officers. The information concerning our Trustees and executive officers set forth below is based in part on information received from the respective Trustees and executive officers and in part on our records. The information below sets forth the name, age, term of office, outside directorships and principal business experience for each Trustee and executive officer of the Trust and includes the specific experience, qualifications, attributes, and skills that led to the conclusion that each Trustee should serve on our Board of Trustees, in light of the Trust’s business and structure.

Name	Principal Occupations During Past Five Years, Age as of May 14, 2021 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2023

Steven S. Robson (1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 65.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more nearly 23 years.

June 16, 1998

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust from 1998 to 2012, and since 2016. Manager and primary owner (together with his family affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 75.

Mr. Wirth has significant real estate and hotel industry experience, including Division President of Ramada Hotels, Inc., and extensive experience with the Trust. He holds an MBA from Carnegie Mellon University, Tepper School of Business. Mr. Wirth has a significant investment in our Shares, which we believe provides him with a strong incentive to advance shareholder interests. In addition, Mr. Wirth has served on our Board for more than 23 years.

January 30, 1998

Trustees Whose Terms Expire in 2022

Marc E. Berg

Vice Chairman, Executive Vice President, Secretary and Treasurer of the Trust since January 30, 1998. Vice President – Acquisitions and Dispositions of the Trust since December 16, 1998.

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

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions and dispositions. In addition, Mr. Berg has served on our Board for over 23 years. Age: 69.

January 30, 1998

Leslie (Les) T. Kutasi (1)(2)(3)(4)

Founder and President of Trend-Tex International, a multi-line textile sales and marketing company. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996. Mr. Kutasi has been a member of Young Presidents Organization Inc. (Arizona) since 2006. Age: 70.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013

Jessie Ronnie (“JR”) Chase (1)(2)(3)(6)

Owner of Park Avenue Investments, a real estate investment firm since 2000. From 1993 – 2003, Mr. Chase provided investor and management expertise to InnSuites Hotels, a subsidiary of the Trust.

With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, Mr. Chase brings to our Board wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 71.

December 22, 2015

1 Member of the Audit Committee.

2 Member of the Compensation Committee.

3 Member of the Governance and Nominating Committee.

4 Chair of the Audit Committee.

5 Chair of the Compensation Committee.

6 Chair of the Governance and Nominating Committee.

Other Executive Officers

Sylvin Lange

Chief Financial Officer, and Principal Accounting Officer of the Trust since September 7, 2020. Mr. Lange previously served as an Independent Consultant until becoming CFO.

For the last several years prior to joining the Trust in September 2020, Mr. Lange was an Independent Consultant providing Financial Analysis, Auditing, Tax Assistance and Advice, Regulatory Supervision, Financial Reporting Guidance, and Overall Accounting Direction; providing overall financial and operational consulting and support, to a variety of business enterprises. He has over 25 years of experience in finance, accounting, tax, auditing, and management.

Mr. Lange holds a bachelor’s degree in Business Administration with a Concentration in Accounting from California State University. He has served in steadily increasing roles of responsibility, including within the leadership and management teams at both US Airways, and JDA Software previously, upon his relocation to Phoenix in 2005. Age: 48.

We request that all of our Trustees attend our Annual Meetings of Shareholders. Board attendance was high, with a maximum of one trustee missing for each of the meetings held by the Board of Trustees and the Committees during fiscal year 2021. In addition, the independent Trustees are required to meet at least annually in executive session without the presence of non-independent Trustees and management.

Trustee Nominations and Qualifications

The Governance and Nominating Committee expects to identify nominees to serve as our Trustees primarily by accepting and considering the suggestions and nominee recommendations made by members of the Board of Trustees and our management and shareholders. Nominees for Trustees are evaluated based on their character, judgment, independence, financial or business acumen, diversity of experience, ability to represent and act on behalf of all of our shareholders, and the needs of the Board of Trustees. In accordance with its charter, the Governance and Nominating Committee discusses diversity of experience as one of many factors in identifying nominees for Trustee, but does not have a policy of assessing diversity with respect to any particular qualities or attributes. All of the current Trustees are men, due to the departure of one woman during fiscal 2019. The Governance and Nominating Committee has not identified any specific attributes that the Committee would desire to diversify on the Board. In general, before evaluating any nominee, the Governance and Nominating Committee first determines the need for additional Trustees to fill vacancies or expand the size of the Board of Trustees and the likelihood that a nominee can satisfy the evaluation criteria. The Governance and Nominating Committee would expect to re-nominate incumbent Trustees who have served well on the Board of Trustees and express an interest in continuing to serve. Our Board of Trustees is satisfied that the backgrounds and qualifications of our Trustees, considered as a group, provide a mix of experience, knowledge and abilities that allows our Board to fulfill its responsibilities.

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

The Trust does not have a lead independent Trustee but receives strong leadership from all of its members. Our Board Committees consist of only independent members, and our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. In addition, our Trustees take active and substantial roles in the activities of our Board of Trustees at the full Board meetings. Our Trustees are able to propose items for Board meeting agendas, and the Board’s meetings include time for discussion of items not on the formal agenda. Our Board believes that this open structure, as compared to a system in which there is a designated lead independent trustee, facilitates a greater sense of responsibility among our Trustees and facilitates active and effective oversight by the independent Trustees of the Trust’s operations and strategic initiatives, including any risks.

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

Our Board’s role in the Trust’s risk oversight process includes receiving reports from members of senior management on areas of material risk to the Trust, including operational, financial, legal, and regulatory and strategic risks. The Board of Trustees requires management to report to the full Board (or an appropriate Committee) on a variety of matters at regular meetings of the Board and on an as-needed basis, including the performance and operations of the Trust and other matters relating to risk management. The Audit Committee also receives regular reports from the Trust’s independent registered public accounting firm on internal control and financial reporting matters. In addition, pursuant to its charter, the Audit Committee is tasked with reviewing with the Trust’s counsel major litigation risks as well as compliance with applicable laws and regulations, discussing with management its procedures for monitoring compliance with the Trust’s code of conduct, and discussing significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. These reviews are conducted in conjunction with the Board’s risk oversight function and enable the Board to review and assess any material risks facing the Trust.

Our Board also works to oversee risk through its consideration and authorization of significant matters, such as major strategic, operational, and financial initiatives and its oversight of management’s implementation of those initiatives. The Board periodically reviews with management its strategies, techniques, policies, and procedures designed to manage these risks. Under the overall supervision of our Board, management has implemented a variety of processes, procedures, and controls to address these risks.

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

Date of 2021 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2021 Annual Meeting will be held in late August 2021. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2021 Annual Meeting will be on or before July 10, 2021, which we believe is a reasonable deadline for submission before we begin the printing and mailing of our proxy materials for the 2021 Annual Meeting. A shareholder who wishes to present a proposal at the 2021 Annual Meeting but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before July 1, 2021. When the date for the 2021 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely, and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four (4) times during fiscal year 2021.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the fiscal years ended January 31, 2020 and 2021 with the management of the Trust. In addition, the Audit Committee has discussed with Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall & Company”), and Macias, Gini, and O’Connell LLP (MGO), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from Hall & Company and MGO required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence and has discussed with Hall & Company and MGO its independence from the Trust, including the compatibility of any non-audit services with Hall & Company and MGO’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the fiscal year ended January 31, 2021.

By the Audit Committee of the Board of Trustees:

Les T. Kutasi, Chairman

Steven S. Robson

Ronnie Chase

Code of Ethics for Senior Financial Officers

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions. We have posted our Code of Ethics for Senior Financial Officers on our website at www.innsuitestrust.com. We intend to satisfy all SEC and NYSE AMERICAN disclosure requirements regarding any amendment to, or waiver of, the Code of Ethics relating to our Chief Executive Officer and Chief Financial Officer and persons performing similar functions, by posting such information on our website unless the NYSE AMERICAN requires a Form 8-K. In addition, we have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and Trustees. It is also available on our website at www.innsuitestrust.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Trustees, executive officers, and beneficial holders of more than 10% of our Shares to file with the SEC initial reports of ownership and reports of subsequent changes in ownership. The SEC has established specific due dates for these reports, and we are required to disclose any late filings or failures to file during the last fiscal year.

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers, and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the fiscal year ended January 31, 2021, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during fiscal year 2021. Our executive officers are James F. Wirth, Chairman of the Board, President and Chief Executive Officer, Marc E. Berg, Vice Chairman, Executive Vice President, Secretary, and Treasurer, and Sylvin Lange, Chief Financial Officer, (referred to below as our “executive officers”).

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

Compensation for our executive officers has two main monetary components, salary, and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for fiscal year 2021, the bonus component consisted of cash bonuses that were intended to incentivize performance, as described below.

Our compensation program does not rely to any significant extent on broad-based benefits or prerequisites. The benefits offered to our executive officers are those that are offered to all of our full-time employees. We do not offer our executive officers any prerequisites.

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

As Mr. Wirth holds a significant ownership stake in the Trust, the Compensation Committee did not increase his salary or provide him with additional incentives. Based upon a review of Mr. Wirth’s performance and upon the recommendation of the Compensation Committee, for fiscal years 2021 and 2020, Mr. Wirth’s annual base salary remained set at $153,060. The Compensation Committee did not rely on any particular set of financial or non-financial factors, measures or criteria when determining the compensation offered to Mr. Wirth. The Compensation Committee did consider Mr. Wirth’s substantial Share ownership when setting his base salary.

Cash and Equity Bonuses

Fiscal 2021 Bonuses

Fiscal 2021– Full Year Cash and Equity Bonus Program

On January 29, 2019, the Compensation Committee adopted an incentive bonus program for the Executives for the full fiscal year ended January 31, 2021 (the “2021 Fiscal Year Bonus Program”). Under the 2019 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus, upon the achievement by the Executive of performance-based on objectives which was based on exceeding budgeted revenues and net income in hotel operations.

The amounts paid in the fiscal year ending January 31, 2021 are shown below.

Executive	Cash
Marc E. Berg	$2,000

Fiscal 2021 - Performance-Based Cash Bonuses

Our executive officers are eligible to receive cash bonuses under the General Manager Bonus Plan equal to 15% of the aggregate cash bonuses received by the general managers of all of our hotels, regardless of region. The general managers receive a bonus based on the achievement of budgeted gross operating profit (total revenues less operating expenses) (“GOP”) at their hotel on a quarterly and annual basis. Under the plan, if the hotel’s actual quarterly and annual GOP exceeds the budgeted GOP, each general manager is eligible for a potential maximum annual bonus of $20,000, consisting of a potential maximum quarterly bonus of $2,000 per quarter, ($8,000 per year), and a potential maximum year-end bonus of $11,000, a risk management bonus of $1,000 and a discretionary excellent property inspection bonus up to $1,000.

In Fiscal Year 2022 ending January 31, 2022, the Board approved a stock bonus of up to 3,000 shares for the CFO, Controller, and our Independent Consultant. In addition, our Vice President of Hotel Operations and IT/Technology Manager each were approved for up to 2,000 shares.

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

The general manager aggregate cash bonuses for fiscal year 2021 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter – Fiscal Year 2021	$0
Second Quarter – Fiscal Year 2021	$10,000
Third Quarter – Fiscal Year 2021	$500
Fourth Quarter – Fiscal Year 2021	$1,500
Year End – Fiscal Year 2021	$12,000

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life insurance and a 401(k) plan. We also have a mandatory matching contribution for our 401(k) plan. We do not have a pension plan. Our executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as our other employees. See Note 23 – “Share Based Payments and Stock Options” for additional information about our Stock Options.

Fiscal Year 2020 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our fiscal years ended January 31, 2021 and 2020:

Name and Principal	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position (1)	Year	($)	($) (3)	($) (4)	($) (1)(2)	($)

James F. Wirth,	2020	147,115		5,445	500	153,060
Chief Executive Officer	2021	150,646		5,279		155,925

Sylvin R. Lange,	2020					-0-
Chief Financial Officer	2021	19,189	2,500		100	21,789

Craig S. Miller	2020	100,000		1,855	1,200	103,055
Principal Accounting Officer	2021	62,738			12,700	75,438

Marc E. Berg,	2020	62,769	9,000	5,955	1,200	78,924
Executive Vice President	2021	67,134	7,500	4,887	1,200	80,721

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Mr. Berg, Mr. Miller, and Mr. Lange receive a monthly travel expense reimbursement of $100. For the fiscal year ending January 31, 2021, Mr. Berg, Mr. Miller and Mr. Lange received $1,200, $700, and $100 respectively in expense reimbursement. Mr. Miller also received severance compensation of $12,000 upon his leaving the Trust, for the Fiscal Year ended January 31, 2021. For the Fiscal Year ending January 31, 2020, Mr. Berg, and Mr. Miller each received $1,200, respectively.

(3) For the fiscal year ending January 31, 2020 Mr. Berg received a discretionary bonus approved by the Compensation Committee team of $30,000, related to his efforts resulting in the sale of the Yuma property, of which $21,000 was paid during the Fiscal Year ended January 31, 2019, and the balance of $9,000 was paid during the Fiscal Year ending January 31, 2020. Mr. Berg also received a discretionary bonus approved by the Compensation Committee team of $30,000, related to his efforts resulting in the sale of the Tempe Hotel, an affiliate of the Trust, of which $7,500 was paid during the Fiscal Year ended January 31, 2021. The balance of $22,500, was accrued during the fiscal year ended January 31, 2021.

(4) During fiscal year ending January 31, 2021 Mr. Wirth, and Mr. Berg received Non-Equity Incentive Plan Compensation consisting of Fiscal 2021 – Performance Based Cash Bonuses of $5,279, and $4,887, respectively. During fiscal year ending January 31, 2020 Mr. Wirth, Mr. Berg, and Mr. Miller, received Non-Equity Incentive Plan Compensation consisting of Fiscal 2020 – Performance Based Cash Bonuses of $5,445, $5,955, and $1,855, respectively.

During fiscal year 2021 and 2020, we did grant other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2020 and 2021. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants additional information about our stock option plan, see Note 23 to our Consolidated Financial Statements - “Stock Options.”

Additionally, refer Note 23 of our Consolidated Financial Statements - Share Based Payments, and the section on Fiscal Year 2021 Trustee Compensation, contained in Item11, for information on shares issued to our independent trustees from shareholder equity.

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

Fiscal Year 2021 Trustee Compensation

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our fiscal year 2021. As of January 31, 2021, Messrs. Kutasi, Chase and Robson did not hold any unvested Shares. As compensation for our fiscal year 2021, on February 01, 2020, we issued 6,000 additional restricted Shares (with the aggregate grant date fair value of $9,600 (per grant) to each of Messrs. Kutasi, Chase and Robson.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

The table below shows individual compensation information for our non-employee Trustees for our fiscal year ended January 31, 2021. Compensation information for Messrs. Wirth and Berg and, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Leslie T. Kutasi	$0	$9,600	$9,600
Steven S. Robson	$0	$9,600	$9,600
JR Chase	$0	$9,600	$9,600

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions, we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended January 31, 2021 and 2020. The Stock Awards were based on a stock price of $1.60 which was the closing price of the Trust’s Shares of Beneficial Interest as of February 17, 2021. The Board of Trustees met on February 17, 2021 and approved the payment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Shares

The following table shows the persons who were known to us to be beneficial owners of more than five percent of our outstanding Shares of Beneficial Interest, together with the number of Shares of Beneficial Interest owned beneficially by each Trustee and executive officer, and the Trustees and executive officers as a group. The percentages in the table are based on 8,856,054 Shares of Beneficial Interest issued and outstanding as of May 11, 2021. Unless otherwise specified, each person has sole voting and investment power of the Shares of Beneficial Interest that he or she beneficially owns.

Beneficial Ownership of Trustees, and Executive Officers

Greater-than-Five-Percent Beneficial Owners and

Beneficial Ownership of Trustees, and Executive Officers

	Shares	Percentage of
Trustees and Executive Officers	Beneficially Owned (1)	Outstanding Shares
James F. Wirth (2)	5,876,683	61.38%
Marc E. Berg	42,750	*
Sylvin R. Lange	2,000	*
JR Chase	24,657	*
Leslie T. Kutasi	42,000	*
Steven S. Robson	127,200	1.33%
Trustees and Executive Officers as a group (eight persons)	6,115,290	64.16%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 1, 2020. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.
(2)

All Shares are owned jointly by Mr. Wirth and his spouse and/or by Rare Earth Financial, LLC, except for 1,530,341 Shares that are voted separately by Mr. Wirth, and 1,239,078 Shares that are voted separately by Mrs. Wirth. Mr. Wirth has pledged 1,466,153, and

Mrs. Wirth has pledged 300,000 of these Shares as security. Mr. Wirth, his spouse and children own directly and indirectly all 2,974,038 issued and outstanding Class B limited partnership units in the Partnership, the conversion of which is restricted and permitted only at the discretion of our Board of Trustees. Mr. Wirth’s business address is 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020.

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2021:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column

Equity compensation plans approved by security holders	0	$	N/A	1,600,000

Equity compensation plans not approved by security holders	None		None	None

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Independence of Trustees

The Board of Trustees has determined that a majority of the Trustees, Messrs. Kutasi, Chase and Robson are “independent,” as defined by the NYSE AMERICAN’s listing standards, for purposes of serving on the Board of Trustees and each committee of which they are members. Messrs. Berg and Wirth are executive officers of the Trust and, therefore, are not “independent.” All members of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are “independent,” as such term is defined by the SEC rules and NYSE AMERICAN’s listing standards. Our independent Trustees meet at least annually in executive session without the presence of non-independent Trustees and management. Except as described under “Certain Transactions” below, there were no transactions, relationships, or arrangements in fiscal year 2021 that required review by the Board for purposes of determining Trustee independence.

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels. Under the management agreements, InnSuites Hotels manages the daily operations of the Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, InnSuites Hotels and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership. In fiscal years 2021 and 2020, InnSuites Hotels received aggregate fees of approximately $116,000 and $170,000, respectively, for management of the one hotel owned by affiliates of Mr. Wirth. This hotel was sold December 18, 2020 and thus no fees will be collected hereafter, the Trust charges management fees to related parties.

The Trust also provides the use of the “InnSuites” trademark to the Hotels through the Trust’s wholly-owned subsidiary, InnSuites Hotels, at no additional charge.

Restructuring Agreements

For information about the restructuring agreements for Albuquerque Suite Hospitality, Tucson Hospitality Properties, see Notes 3 and 4 of our consolidated financial statements.

Financing Arrangements and Guarantees

On December 30, 2020, the Trust entered a $2,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2021 and automatically renews annually unless either party gives a six-month written advance notice. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being approximately $1,595,000 during the fiscal year ended January 31, 2021. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $2,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the fiscal year ended January 31, 2021 was $70,000 of expense, and for the fiscal year ended January 31, 2020 was $0 of expense and $62,000 of revenue.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $0 and $0, at January 31, 2021 and 2020, respectively, all of which is considered a current receivable.

As of January 31, 2020, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on December 31, 2022, whichever occurs first. The loan accrues interest at 4.0% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of January 31, 2021.

On June 20, 2016, March 1 2017, May 30, 2018, and July 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to December 31, 2022. As of April 1, 2021, the loans have been extended to December 2022. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayes Loans is $270,000 as of January 31, 2021.

On March 20, 2017, the Trust and Partnership entered into multiple, unsecured loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019 these loans were consolidated and extended at 4.0% interest only, with similar terms to December 31, 2022. As of April 1, 2021 the loans have been extended to December 2022. The total principal amount of the Sweitzer Loans is $100,000 as of January 31, 2021.

Other Related Party Transactions

Besides James Wirth, the Trust also employs one other immediate family member of Mr. Wirth, Brian Wirth, Manager of InnSuites Information Technology (IT), who provides technology support services to the Trust. He currently receives a yearly salary of $60,000.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the fiscal years ended January 31, 2021, and 2020, for professional services rendered by Hall & Company, Inc., and MGO LLP., (whom merged together January 1, 2021):

	2021	2020
Audit Fees (1)	$55,000	$95,000
Tax Fees (2)	44,000	43,000
Other Fees	-	-
Total	$99,000	$138,000

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements.

(2)

“Tax Fees” represent fees for professional services provided in connection with the preparation of our annual Federal and State tax returns, additional tax related research and consulting, and related services normally provided in connection with statutory and regulatory filings, both at the Federal and State level.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the fiscal years ended January 31, 2021 and 2020 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services. The Trust has decided to retain Hall & Company, and MGO subsequently, to perform the tax return preparation, for tax years 2020 and 2021, for all entities within the Trust.

Policy on Pre-Approval of Audit and Permitted Non-Audit Services

The Audit Committee pre-approves all fees for services performed by our independent auditors, currently MGO LLP., (previously Hall & Company, Inc.). Unless a type of service our independent auditors provided received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides for a different period. Since May 6, 2003, the effective date of the SEC’s rules requiring Audit Committee pre-approval of audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors were approved in accordance with these policies and procedures.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

Item 16. FORM 10-K SUMMARY

None.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

10.5*	InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018).

10.6*	Form of Nonqualified Stock Option Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.7*	Form of Restricted Share Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.21	Albuquerque Suite Hospitality LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.22	Addendum to Albuquerque Suite Hospitality LLC Amended Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed with the Securities and Exchange Commission on April 29, 2016).

Exhibit Number	Exhibit
10.23	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.24	Tucson Hospitality Properties LLLP Updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LLLP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.27	Agreement for Purchase and Sale and Escrow Instructions, dated October 15, 2014, by and between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr., acting in his capacity as Trustee of Trust B under the Hugh M. and SallyAnn Caldwell Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.28	Deed of Trust, dated November 18, 2014, by and among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.29	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.31	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrowers, in favor of Guy C. Hayden, III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.32	Demand/Revolving Line of Credit/Promissory Note, dated December 1, 2014, executed by InnSuites Hospitality Trust and its affiliates, as Borrowers, in favor of Rare Earth Financial, LLC and its affiliates, as Lenders (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.35	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015).

10.36	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Charles Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

Exhibit Number	Exhibit
10.37	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.38	Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Tempe/Phoenix Airport Resort, LLC, as Borrower, and Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Phoenix Northern Resort LLC, as Borrower (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.40	Securities Purchase Agreement, dated January 28, 2016, by and between InnSuites Hospitality Trust and Guy Hayden, III and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2016).

10.42	Business Loan and Security Agreement, dated September 20, 2016, executed by Albuquerque Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2016).

10.44	Eight Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of H. W. Hayes Trust, as Lender, and two Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of Lita M. Sweitzer, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016).

10.45	Business Loan and Security Agreement, dated December 19, 2016, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2016).

10.48	Securities Purchase Agreement, dated February 28, 2017, by and between InnSuites Hospitality Trust and Charles Strickland and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017).

10.49	Securities Purchase Agreement, dated May 4, 2017, by and among InnSuites Hospitality Trust, Rare Earth Financial, LLC and Charles E. Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017).

10.53	Albuquerque Suite Hospitality Restructuring Agreement – Second Addendum, dated June 19, 2017, executed by InnSuites Hospitality Trust, as Majority Owner, and Rare Earth Financial, LLC, Administrative Member (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.54	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Tempe/Phoenix Airport Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

Exhibit Number	Exhibit
10.55	Demand / Revolving Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Rare Earth Financial, LLC. as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.56	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Phoenix Northern Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.57	Business Loan Agreement, dated June 29, 2017, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of KS State Bank, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2017).

10.58	Securities Purchase Agreement, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Assignment of Partnership Interest Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2017).

10.59	Three Promissory Note Agreements, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Five Promissory Note Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2017).

10.60	Revolving Line of Credit – Promissory Demand Note, dated July 18, 2017, by and between InnSuites Hospitality Trust and RRF Limited Partnership and Chinita Hayden, as Lender, and Promissory Demand Note – Amendment # 1, dated July 18, 2017, between RRF Limited Partnership and Guy Hayden, III, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017).

10.61	Promissory Note, dated August 24, 2017, executed by InnSuites Hospitality Trust, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017).

10.63	Business Loan Agreement, dated October 31, 2017, by and between Tucson Hospitality Properties LLLP, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.64	Business Loan Agreement, dated October 31, 2017, by and between Albuquerque Suite Hospitality LLC, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.65	Purchase and Sale Agreement by and between 102037739 LTD and InnSuites Hotels, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

Exhibit Number	Exhibit
11.05	Appointment of CFO Sylvin R, Lange by InnSuites Hospitality Trust (Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers on Form 8-K, filed with the Securities and Exchange Commission September 9, 2020).

21	Subsidiaries of the Registrant.

22	Consent of Hall & Company, Certified Public Accountants & Consultants, Inc.

23	Consent of Macias, Gini, and O’Connell LLP (MGO)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 14, 2021	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2021	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 14, 2021	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2021	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Dated: May 14, 2021	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 14, 2021	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 14, 2021	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: May 14, 2021	By:	/s/ JR Chase
JR Chase, Trustee

