Form 10-Q
period 2021-04-30
INNSUITES HOSPITALITY TRUST
filed 2021-06-28
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

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

Number of outstanding Shares of Beneficial Interest, without par value, as of June 28, 2021: 9,120,730.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2021	JANUARY 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,558,990	$1,702,755
Accounts Receivable	74,939	60,557
Income Tax Receivable	695	68,661
Current Portion of Note Receivable (net)	137,500	91,667
Prepaid Expenses and Other Current Assets	225,492	168,892
Total Current Assets	1,997,616	2,092,532
Property and Equipment, net	8,064,264	8,189,850
Note Receivable (net)	1,787,500	1,833,333
Operating Lease – Right of Use	2,119,668	2,141,084
Finance Lease – Right of Use	69,372	76,309
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock, at Cost	60,000	60,000
TOTAL ASSETS	$15,098,420	$15,393,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,879,682	$1,853,602
Current Portion of Mortgage Notes Payable, net of Discount	170,995	168,799
Current Portion of Other Notes Payable	30,359	47,216
Current Portion of Operating Lease Liability	60,131	58,536
Current Portion of Finance Lease Liability	28,198	27,858
Total Current Liabilities	2,169,365	2,156,011
Notes Payable - Related Party	990,000	1,595,000
Mortgage Notes Payable, net of Discount	5,707,884	5,768,785
Other Notes Payable	1,130,799	1,000,877
Operating Lease Liability, net of current portion	2,295,144	2,310,745
Finance Lease Liability, net of current portion	44,940	52,118
TOTAL LIABILITIES	12,338,132	12,883,536

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,689,215 and 18,626,215 shares issued and 9,120,730 and 9,057,730 shares outstanding at April 30, 2021 and January 31, 2021, respectively	20,014,474	20,027,402
Treasury Stock, 9,568,485 shares held at cost at April 30, 2021 and January 31, 2021, respectively	(13,936,972)	(13,936,972)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,077,502	6,090,430
NON-CONTROLLING INTEREST	(3,317,214)	(3,580,858)
TOTAL EQUITY	2,760,288	2,509,572
TOTAL LIABILITIES AND EQUITY	$15,098,420	$15,393,108

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2021	2020
REVENUE
Room	$1,364,305	$1,281,749
Food and Beverage	15,474	15,177
Management and Trademark Fees	-	102,585
Other	19,347	46,567
TOTAL REVENUE	1,399,126	1,446,078

OPERATING EXPENSES
Room	473,626	469,616
Food and Beverage	40,157	32,368
General and Administrative	456,377	577,474
Sales and Marketing	81,130	110,434
Repairs and Maintenance	90,780	88,807
Hospitality	52,397	68,869
Utilities	84,565	81,406
Depreciation	185,020	214,309
Real Estate and Personal Property Taxes, Insurance and Ground Rent	122,584	83,513
Other	19,069	2,102
TOTAL OPERATING EXPENSES	1,605,705	1,728,898
OPERATING LOSS	(206,579)	(282,820)
Other Income	37,174	-
Interest Income	88	17,756
PPP Loan Forgiveness	416,288	-
TOTAL OTHER INCOME	453,550	17,756
Interest on Mortgage Notes Payable	17,345	36,007
Interest on Notes Payable to Banks	-	103
Interest on Other Notes Payable	72,465	51,683
TOTAL INTEREST EXPENSE	89,810	87,793
CONSOLIDATED NET INCOME (LOSS)	$157,161	$(352,857)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$263,644	$(210,985)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(106,483)	$(141,872)
NET LOSS PER SHARE – BASIC & DILUTED	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,129,719	9,291,223

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2021

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2021	9,057,730	20,027,402	9,568,485	(13,936,972)	6,090,430	(3,580,858)	2,509,572
Net Income	-	(106,483)	-	-	(106,483)	263,644	157,161
Shares of Beneficial Interest Issued for Services Rendered	63,000	93,555	-	-	93,555	-	93,555
Balance, April 30, 2021	9,120,730	$20,014,474	9,568,485	$(13,936,972)	$6,077,502	$(3,317,214)	$2,760,288

FOR THE THREE MONTHS ENDED APRIL 30, 2020

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2020	9,273,299	21,837,048	9,334,916	(13,689,533)	8,147,515	(2,229,705)	5,917,810
Net Loss	-	(141,872)	-	-	(141,872)	(210,985)	(352,857)
Purchase of Treasury Stock	(17,074)	-	17,074	(20,772)	(20,772)	-	(20,772)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sale of Ownership Interest in Subsidiary, net	-	-	-	-	-	10,000	10,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(105,347)	(105,347)
Reallocation of Non-Controlling Interests and Other	-	10,494	-	-	10,494	(10,494)	-
Balance, April 30, 2020	9,274,225	$21,713,770	9,351,990	$(13,710,305)	$8,003,465	$(2,546,531)	$5,456,934

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED APRIL 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$157,161	$(352,857)
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash Provided By (Used In) By Operating Activities:
PPP Loan Forgiveness	(416,288)	-
Stock-Based Compensation	93,555	8,100
Depreciation	185,020	214,309
Bad Debt Expense	-	7,000
Changes in Assets and Liabilities:
Accounts Receivable	(14,382)	272,099
Income Tax Receivable	67,966	-
Prepaid Expenses and Other Assets	(56,600)	(128,957)
Operating Lease Asset	21,416	(19,514)
Finance Lease Asset	6,937	28,170
Operating Lease Liability	(14,006)	-
Finance Lease Liability	(6,838)	-
Accounts Payable and Accrued Expenses	26,079	(401,217)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50,020	(372,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(59,434)	-
Investments in Unigen	-	(400,000)
Purchases of Marketable Securities	-	(31,755)
NET CASH USED IN INVESTING ACTIVITIES	(59,434)	(431,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(58,705)	(40,182)
Payments on Notes Payable to Banks, net of financing costs	-	(28,627)
Lendings on Notes Receivable - Related Party	-	(25,000)
Payments on Notes Payable - Related Party	(643,737)	(84,222)
Borrowings on Note Payable - Related Party	38,737	-
Payments on Other Notes Payable	(21,500)	(67,749)
Borrowings on Other Notes Payable	550,854	513,224
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	-	10,000
Distributions to Non-Controlling Interest Holders	-	(105,347)
Repurchase of Treasury Stock	-	(20,772)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(134,351)	151,325
NET DECREASE IN CASH AND CASH EQUIVALENTS	(143,765)	(653,297)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,702,755	1,200,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,558,990	$547,231

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2021, AND JANUARY 31, 2021

AND FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of April 30, 2021, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with hotels IHT owns and hotels IHT manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UPI”), $60,000 in UPI’s privately-held common stock, and hold warrants to make further UPI Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition, the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.89% interest in the Partnership as of April 30, 2021 and January 31, 2021, respectively. The Trust’s weighted average ownership for the three months ended April 30, 2021 and 2020 was 75.89%. As of April 30, 2021, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.67 % interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	20.33%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	75.89%	-
InnSuites Hotels Inc.	100.00%	-

(i) Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On April 30, 2021 and January 31, 2021, 211,708 Class A Partnership units were issued and outstanding, representing 1.60% of the total Partnership units, respectively. Additionally, as of April 30, 2021 and January 31, 2021, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on April 30, 2021 and January 31, 2021, the limited partners in the Partnership would receive 3,185,746 Shares of Beneficial Interest of the Trust. As of April 30, 2021, and January 31, 2021, the Trust owns 10,025,771 general partner units in the Partnership, representing 75.89% of the total Partnership units.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements, including distributions to its shareholders, is our share of the Partnership quarterly distributions coming from the Tucson Hotel and cash flow; and quarterly distributions and cash flow from the Albuquerque, New Mexico property. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of loans and sale of assets. The Covid-19 Virus (the “Virus”) as of May 15, 2020, had previously disrupted the quarterly distributions from both the Albuquerque and Tucson hotels.

As of April 30, 2021, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $990,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2021, and renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of April 30, 2021, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of April 30, 2021.

With approximately $1,559,000 of cash, as of April 30, 2021, the availability of $1,000,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the three months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ending January 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2021.

The Trust has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed indicating the Covid-19 Virus beginnings of recovery of economic and business activity, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Trust’s financial statements.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Arizona Hotel historically experiences the highest occupancy in the first fiscal quarter (the winter high season) and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter historically tends to be the lowest occupancy period at this Arizona Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The Hotel located in Albuquerque, New Mexico historically experiences its most profitable periods during the second and third fiscal quarters (the summer high season), providing some balance to the general seasonality of the Trust’s hotel business. The state of New Mexico remains under Covid related travel restrictions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the audited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined that no further impairment is required of long-lived assets for the fiscal period ended April 30, 2021.

CASH

The Trust believes it places its cash only with high credit quality financial institutions, although these balances periodically exceed federally insured limits.

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

In evaluating its performance obligation, the Trust bundles the obligation to provide the guest the room itself with other obligations (such as free Wi-Fi, complimentary breakfast, access to on-site laundry facilities and parking), as the other obligations are not distinct and separable because the guest cannot benefit from the additional amenities without the consumed room night. The Trust’s obligation to provide the additional items or services is not separately identifiable from the fundamental contractual obligation (i.e., providing the room and its contents). The Trust has no performance obligations once a guest’s stay is complete.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the three months ended April 30, 2021 and the fiscal year ended January 31, 2021.

INCOME TAX RECEIVABLE

The Trust amended its corporate tax returns for the year ended January 31, 2019. Such amendments resulted in a refund of approximately $294,000, of which the Trust received approximately $175,000 in August 2020. The remaining refund of approximately $120,000 was reduced by approximately $52,000 as a result of taxes owed and accrued from prior periods. The Trust received approximately $68,000 in March 2021.

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

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 15 - “Share-Based Payments.” The three independent members of the Board of Trustees each earn 6,000 IHT Shares per year, and during the current quarter ended April 30, 2021, each Trustee received 10,000 shares because of the performance of the Unigen investment as later discussed in Note 2. All shares vest over one year from date of grant. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

In addition, 3,000 IHT Restricted Shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of the three IHT employees. The shares vest through the end of the period ending July 31, 2021.

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

For the three months ended April 30, 2021 and 2020, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,185,746 in addition to the basic shares outstanding for the three months ended April 30, 2021 and 2020, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended April 30, 2021 and 2020 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $45,000 and $60,000 for the three months ended April 30, 2021 and 2020 respectively, and is reported in the consolidated Statement of Operations.

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

The Trust has assets that are carried at fair value on a recurring basis, including stock and warrants in a 3rd party private company on the unaudited condensed consolidated balance sheet.

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

CONVERTIBLE NOTE RECEIVABLE IN UNIGEN POWER, INC.

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

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common Stock. The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock. Subsequent to January 31, 2021, UniGen issued an additional 300,000 warrants at $2.25.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock. IHT may fund a $500,000 line of credit to be repaid in the form of UniGen stock at a rate of $1 per share. The total of all stock ownership upon conversion is 1 million shares and if all stock warrants available but not outstanding are exercised, these would total to 3 million Unigen shares.

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

UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. Upon full subscription of the UniGen 2021 $2 million syndication in February 2021, UniGen granted IHT an additional 300,000 warrants at $2.25 per share granted by Unigen. The balance on this line of credit as of April 30, 2021 is $0.

If all notes are converted and all available but not outstanding warrants exercised, IHT would hold up to approximately 25% of UniGen Ownership. Subsequent to April 30, 2021, no activity has occurred with this line of credit and thus no draws have been taken.

During the Fiscal Quarter ended April 30, 2021, 0 warrants were exercised for $0 and in return the Trust received 0 shares of UniGen. As of April 30, 2021, IHT held 60,000 common shares of UniGen. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of Unigen and UniGen’s projects are still in the R&D phase.

The Trust has valued Unigen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

3. SALE OF OWNERSHIP INTERESTS IN ALBQUERQUE AND TUCSON SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on May 14, 2021 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as the preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. In the event of sale of 250 Class A Interests, total interests outstanding will change from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. REF, as a General Partner of Albuquerque, will coordinate the offering and sale of Class A Interests to qualified third parties. REF and other REF Affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the three months ending April 30, 2021 and 2020, the Trust sold 0 units and 1 unit for $10,000 per unit, respectively.

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

The Partnership has determined that the Albuquerque entity is a variable interest entity with the Partnership as the primary beneficiary with the ability to exercise control, as determined under the guidance of ASC Topic 810-10-25. In its determination, management considered the following qualitative and quantitative factors:

a) The Partnership, Trust, and their related parties, which share common ownership and management, have guaranteed material financial obligations of the Albuquerque hotel, including.

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

During the three months ended April 30, 2021 and the fiscal year ended January 31, 2021, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY AND EQUIPMENT

As of April 30, 2021, and January 31, 2021, hotel properties consisted of the following:

HOTEL SEGMENT
	April 30, 2021	January 31, 2021
Land	$2,500,000	$2,500,000
Building and improvements	10,525,394	10,531,947
Furniture, fixtures and equipment	4,206,791	4,058,682
Total property and equipment	17,232,185	17,090,629
Less accumulated depreciation	(9,207,659)	(8,961,498)
Property and Equipment, net	$8,024,526	$8,129,131

As of April 30, 2021, and January 31, 2021, corporate property, plant, and equipment consisted of the following:

CORPORATE SEGMENT
	April 30, 2021	January 31, 2021
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	84,000	166,122
Total property and equipment	166,667	248,789
Less accumulated depreciation	(126,929)	(188,070)
Property and Equipment, net	$39,738	$60,719

6. MORTGAGE NOTES PAYABLE

On April 30, 2021 and January 31, 2021, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. The weighted average annual interest rates on mortgage notes payable as of April 30, 2021 and January 31, 2021 were 4.69%, respectively.

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

As of April 30, 2021, and January 31, 2021, the mortgage loan balance was approximately $4,551,000 and $4,583,000, respectively. The mortgage note payable is due in monthly installments of $28,493.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of April 30, 2021, the mortgage loan balance was approximately $1,328,000, net of financing fees of approximately $16,000.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. NOTES PAYABLE AND NOTES RECEIVABLE – RELATED PARTY

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on August 24, 2021, and renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of April 30, 2021, and January 31, 2021, the Trust had an amount payable of approximately $990,000 and $1,595,000, respectively. During the three months ended April 30, 2021 and 2020, the Trust accrued approximately $20,000 and $0, respectively, of interest income.

8. OTHER NOTES PAYABLE

As of April 30, 2021, the Trust had approximately $40,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 146,124 Class A Partnership units in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of April 30, 2021, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on December 31, 2022, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $200,000 as of April 30, 2021.

On June 20, 2016, March 1 2017, May 30, 2018, and July 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayden Loans is $270,000 as of April 30, 2021.

On March 20, 2017, the Trust and Partnership entered multiple, unsecured loans to Lisa Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019, these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The total principal amount of the Sweitzer Loans is $100,000 as of April 30, 2021.

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

As of January 31, 2021 the PPP Loan in other income received by the Trust was fully forgiven in the amount of approximately $87,000 recorded in other income in the statement of operations. The PPP loan received by Tucson for $228,602 was forgiven in March 2021. The remaining Albuquerque Hotel loan forgiveness for $187,686 was completed in March 2021. The forgiveness was recognized as income for GAAP Financial Statement purposes, and is tax free for tax purposes.

On March 5, 2021, the Albuquerque hotel received another PPP Loan in the amount of $253,253. On March 15, 2021, the Tucson hotel received an additional PPP Loan in the amount of $297,601. Management expects but cannot guarantee these additional PPP Loans received by the Tucson and Albuquerque hotels, because of the Covid-19 Virus Pandemic, to be fully forgiven on or before January 31, 2022, based upon SBA guidelines.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of April 30, 2021 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2022	126,519	26,447	-	152,966
2023	174,956	583,857	990,000	1,748,813
2245	217,255	-	-	217,255
2025	190,932	-	-	190,932
2026	201,594	550,854		752,448
2027	212,034	-	-	212,034
Thereafter	$4,755,589			$4,755,589
	$5,878,879	$1,161,158	$990,000	$8,030,037

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

For the three months ended April 30, 2021 and 2020, the Trust repurchased 0 and 17,074 Shares of Beneficial Interest at an average price of $0 and $1.21 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of April 30, 2021, and January 31, 2021, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of April 30, 2021, and January 31, 2021, Mr. Wirth and his affiliates held 5,876,683 and 5,881,683 Shares of Beneficial Interest in the Trust, respectively, which represented 61.42% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of April 30, 2021, and January 31, 2021, the Trust owned 75.89% of the Partnership, respectively. As of April 30, 2021, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.67% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly owned subsidiary, InnSuites Hotels Inc. Under the management agreements, InnSuites Hotels Inc. manages the daily operations of the two Hotels. Revenues and reimbursements among the Trust, InnSuites Hotels Inc. and the Partnership have been eliminated in consolidation. The management fees for the Hotels are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 30-days written notice. For the three months ended April 30, 2021, the Trust recognized approximately $0 of hotel management revenue.

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $62,000 annual salary.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $84,000 and $88,000 in cash for interest for the three months ended April 30, 2021 and 2020, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0 and $21,000, respectively, for the three months ended April 30, 2021 and 2020. Cash paid for taxes for the three months ended April 30, 2021 and 2020 was $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of April 30, 2021 and January 31, 2021, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $30,822 and $41,000 for the three months ended April 30, 2021 and 2020, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2020. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

14. LEASES

The Trust has operating leases for its corporate offices in Phoenix, Arizona, land leased in Albuquerque, New Mexico, and a cable equipment finance lease in Tucson, Arizona. The Trust’s corporate office lease includes options to extend or terminate the leases and the Trust includes these options in the lease term when it is reasonably certain to exercise that option. All leases are non-cancelable.

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

The following table presents the Company’s lease costs for the three months ended April 30, 2021:

Three Months Ended
April 30, 2021
Operating Lease Costs:
Operating lease cost*	60,082

* Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Three Months Ended
April 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,678

Lease obligations:
Operating leases, net	$2,355,275
Long-term obligations	$2,295,144

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2021
Operating leases	37

Weighted average discount rate Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of April 30, 2021 are as follows:

For the Years Ending April 30,
2022	$129,499
2023	148,348
2024	112,116
2025	112,116
2026	112,116
Thereafter	5,039,196
Total minimum lease payments	$5,653,391
Less: amount representing interest	3,298,116
Total present value of minimum payments	2,355,275
Less: current portion	$60,131
Long term portion of operating lease liability	2,295,144

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease. The Tucson Oracle Hotel non-cancelable cable lease expires in 2023.

The following table presents the Company’s lease costs for the three months ended April 30, 2021:

Three Months Ended
April 30, 2021
Finance Lease Costs:
Amortization of right-of-use assets	$6,937
Interest on lease obligations	942

Supplemental cash flow information is as follows:

Three Months Ended
April 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7,781

Lease obligations:
Finance leases, net	$73,138
Long-term obligations	$44,940

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	April 30, 2021
Finance leases	2.5

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of April 30, 2021 are as follows:

For the Years Ending April 30,
2022	23,343
2023	31,123
2024	23,343
Total minimum lease payments	$77,809
Less: amount representing interest	4,671
Total present value of minimum payments	73,138
Less: current portion	$28,198
Long term portion of finance lease liability	44,940

15. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $71,280. These restricted 48,000 shares, (16,000 each to the three Independent Trustees), vest in equal monthly amounts over one year during fiscal year 2022.

In addition, 3,000 IHT restricted shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of three IHT employees. The aggregate grant date fair value of these Shares was $22,275. These 15,000 shares vest in equal monthly amounts over six months through July 31, 2021.

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

●	No interest accrued through November 2021.

●	Payments on the note receivable include principal and interest beginning in November 2021

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matures on June 1, 2024

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2022	137,500
2023	550,000
2024	550,000
2025	550,000
Thereafter	965,500
$2,750,000
Impairment	(825,000)
$1,925,000
Less: current portion of note receivable	$137,500
Long term portion of note receivable	$1,787,500

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

As of April 30, 2021, management evaluated the carrying value of the note and the impairment taken to date and determined no further impairment is needed at this time.

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

18. INCOME TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $4.3 million which includes cumulative net operating loss carryforwards of $1.3 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.5 million as of April 30, 2021. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.8 million.

19. COVID-19 DISCLOSURE

COVID-19 has had a material detrimental impact on our business, financial results and liquidity, in Fiscal Year 2021, ended January 31, 2021. More recent developments in the U.S., lead IHT Management to believe the severe adverse effects of the Virus on Fiscal Year 2021 on IHT and the entire hotel and travel industry will be significantly reduced as the economy recovers, and travel recovers in the current Fiscal Year 2022, (February 1, 2021 to January 31, 2022).

The global spread of COVID-19 has been and continues to be a complex and rapidly evolving situation, with governments, public institutions and other organizations imposing or recommending, and business and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and business, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. We believe that lodging demand and revenue level are now in a recovery stage.

20. SUBSEQUENT EVENTS

On May 5, 2021, the Trust received $15,000 in additional interest income in cash, as a result of the Trust’s investment in UniGen. This additional amount was used to exercise 15,000 warrants for 15,000 shares of common stock in UniGen.

The Trust intends to maintain its current conservative dividend policy. The Trust currently is, and has, been paying two semiannual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2020 and 2021, the Trust paid dividends of $0.01 per share per share in each of the second and the fourth quarters. The Trust has paid dividends each Fiscal Year since its inception in 1971. The Trust will pay the scheduled semiannual $0.01 dividend payable on July 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated Form 10-K for the fiscal year ended January 31, 2021.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements containing the phrases “believes,” “intends,” “expects,” “anticipates,” “predicts,” “projects,” “will be,” “should be,” “looking ahead,” “may” or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that such forward-looking statements be subject to the safe harbors created by such Acts. These forward-looking statements include statements regarding our intent, belief or current expectations in respect of (i) the declaration or payment of dividends; (ii) the leasing, management or operation of the Hotels; (iii) the adequacy of reserves for renovation and refurbishment; (iv) our financing plans; (v) our position regarding investments, acquisitions, developments, financings, conflicts of interest and other matters; (vi) expansion of UniGen; (vii) our plans and expectations regarding future sales of hotel properties; and (viii) trends affecting our or any Hotel’s financial condition or results of operations.

These forward-looking statements reflect our current views in respect of future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Covid-19 Virus Pandemic and its effect and recovery on the Economic and Travel Industry slowdown;

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software and cyber security;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of ever-changing tax laws.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On April 30, 2021. The Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites. Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At April 30, 2021, we owned a direct 20.33% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

Our operations consist of one reportable segment – Hotel Ownership Operations & Hotel Management Services. Hotel Ownership Operations derives its revenue from the operation of the Trust’s two hotel properties with an aggregate of 270 hotel suites in Arizona and New Mexico. Hotel management services, provides management services for the Trust’s two Hotels. As part of our management services, we also provide trademark and licensing services.

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors, such as the virus-related travel slowdown in the Fiscal Year 2021, (February 1, 2020 to January 31, 2021), can and have negatively impacted hotel room demand and pricing, which reduces our profit margins. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins and higher hourly labor costs. Either a further increase in supply or a further decline in demand could result in increased competition, which could have an adverse effect on the rates and occupancy revenue of the Hotels in their respective markets.

We experienced extremely weak economic conditions during the first three months of Fiscal Year 2021, February 1, 2020 to April 30, 2020, compared to Fiscal Year 2020 due to the Virus. primarily a result of the Covid-19 virus pandemic. We anticipate slow recovery from weak travel and hospitality industry for much of the current Fiscal Year 2022, ending January 31, 2022 due to recovering from the Covid-19 travel related restrictions. We expect the major challenge for fiscal year 2022 to be the continued recovery of the travel industry, recovery of our Hotel’s occupancy levels, followed by room rates. We believe that we have positioned the Hotels to remain competitive through our now completed refurbishment(s), by offering a relatively large number of fully refurbished two-room suites at each location, and by maintaining robust complementary guest items, including complimentary breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by seeking buyers for the remaining two Hotels at market value which is substantially higher than lower book values, over the next 12-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in Unigen Power, Inc. (“Unigen”, or “UPI), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next approximately two to three years, which could result up to 25% ownership in UPI. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations

HOTEL OPERATIONS

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

The following tables show historical financial and other information for the periods indicated:

Albuquerque	For the Three Months Ended April 30,
	2021	2020	Change	%-Incr/Decr
Occupancy	78.60%	59.60%	19.00%	31.88%
Average Daily Rate (ADR)	$68.08	$67.63	$0.45	0.67%
Revenue Per Available Room (REVPAR)	$53.50	$40.31	$13.19	32.72%

Tucson	For the Three Months Ended April 30,
	2021	2020	Change	%-Incr/Decr
Occupancy	79.00%	60.70%	18.30%	30.15%
Average Daily Rate (ADR)	$76.89	$105.94	$(29.05)	-27.42%
Revenue Per Available Room (REVPAR)	$60.74	$64.27	$(3.53)	-5.49%

Total	For the Three Months Ended April 30,
	2021	2020	Change	%-Incr/Decr
Occupancy	78.85%	60.27%	18.58%	30.83%
Average Daily Rate (ADR)	$74.84	$91.58	$(16.74)	-18.28%
Revenue Per Available Room (REVPAR)	$59.01	$55.20	$3.81	6.90%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see Note 2 to our Unaudited Condensed Consolidated Financial Statements – “Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE FISCAL THREE MONTHS ENDED APRIL 30, 2021 COMPARED TO THE FISCAL THREE MONTHS ENDED APRIL 30, 2020

A summary of total operating results of the Trust for the three months ended April 30, 2021 and 2020 is as follows:

	2021	2020	Change	% Change
Total Revenues	$1,399,126	$1,446,078	$(46,952)	(3)%
Operating Expenses	1,605,705	1,728,898	(123,193)	(7)%
Operating Loss	(206,579)	(282,820)	76,241	27%
Interest Income and Other	453,550	17,756	435,794	2,454%
Interest Expense	(89,810)	(87,793)	(2,017)	2%
Consolidated Net Income (Loss)	157,161	(352,857)	510,018	145%

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

REVENUE:

For the First Fiscal Quarter three months ended April 30, 2021, we had total revenue of approximately $1.40 million compared to approximately $1.44 million for the three months ended April 30, 2020, a decrease of approximately $0.4 million. In the prior fiscal years ended January 31, 2021, 2019 and 2018, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona hotels. During the three months ended April 30, 2021, we had an increase in total revenue resulting from the recovery of demand after the virus related travel restrictions imposed due to COVID-19, and benefitting from prior refurbishments.

We realized a 6% increase in room revenues during the three months ended April 30, 2021 as room revenues were approximately $1.4 million for the three months ending April 30, 2021 as compared to approximately $1.3 million for the three months ending April 30, 2020. Due to increased demand as the hospitality and travel industry recovers, food and beverage revenue increased 2% to approximately $15,500 for the three months ending April 30, 2021 as compared to approximately $15,300 during the three months ending April 30, 2020, an increase of approximately $300. During fiscal year 2021, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues. Management and trademark fee revenues decreased during the three months ended April 30, 2021 and were approximately $0 compared to approximately $103,000 during the three months ended April 30, 2020. During the remainder of fiscal year 2021, we expect management and trademark fee revenues to be flat over fiscal year 2021 due to the sale of the Tempe hotel.

EXPENSES:

Total expenses net of interest expense and income tax provision was approximately $1.6 million for the three months ended April 30, 2021 reflecting a decrease of approximately $0.1 million, or 7%, compared to total expenses net of interest expense and income tax provision of approximately $1.7 million for the three months ended April 30, 2020. The decrease was primarily due to an decrease in operating expenses related to increased occupancy and revenues at the hotel properties.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $473,000 for the three months ended April 30, 2021 compared to approximately $469,000 in the prior year three month period for an increase of approximately $4,000, or 1%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel and miscellaneous costs to provide banquet events. For the three months ended April 30, 2021, food and beverage expenses increased approximately $8,000, or 24%, to approximately $40,000 for the three months ended April 30, 2021, compared to approximately $32,000 for the three months ended April 30, 2020. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $456,000 for the three months ended April 30, 2021, decreased approximately $122,000 from approximately $578,000 for the three months ended April 30, 2020 primarily due to lower charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $29,000, or 27%, to approximately $81,000 for the three months ended April 30, 2021 from approximately $110,000 for the three months ended April 30, 2020. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense increased by approximately $2,000, or 2%, from approximately $89,000 reported for the three months ended April 30, 2020 compared to approximately $91,000 for the three months ended April 30, 2021. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense decreased by approximately $16,000, or 24%, from $69,000 for the three months ended April 30, 2020 to approximately $52,000 for the three months ended April 30, 2021. The decrease was primarily due to COVID-19 regulations minimizing and reducing food service availability, restricting our complimentary breakfast and social hour offerings.

Utility expenses increased approximately $3,000, or 4%, to approximately $81,000 reported for the three months ended April 30, 2020 compared with approximately $84,000 for the three months ended April 30, 2021.

Hotel property depreciation expenses decreased by approximately $29,000 from approximately $214,000 reported for the three months ended April 30, 2020 compared to approximately $185,000 for the three months ended April 30, 2021. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $39,000, or 47%, to approximately $122,000 reported for the three months ended April 30, 2021 compared with approximately $83,000 for the three months ended April 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

One principal source of cash to meet our cash requirements, including dividends to our shareholders, is our share of the Partnership’s cash flow of the Tucson hotel, and quarterly distributions from the Albuquerque, New Mexico properties. Potential future real estate hotel sales is another future source of cash. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona and Albuquerque, New Mexico. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt and the source of repayment of intercompany loan from Tucson and Albuquerque.

Hotel operations were significantly affected by occupancy and room rates at the Hotels in the Fiscal year 2021. As the Covid-19 vaccine becomes more readily available and desired, and as the economy and travel industry continue to recover, we anticipate occupancy will partially recover from the Virus, and the related economic and travel slowdown during Fiscal 2022. Capital improvements are expected to decrease from the prior year.

With approximately $1.6 million of cash as of April 30, 2021 and the availability of three $250,000 bank lines of credit, and $1,000,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including raising additional funds, additional asset sales, increasing borrowings at our Tucson hotel. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable by one (1) year, extending the first payment from November 2020 to November 2021. The reason for the extension is in support of IBC’s cash requirements; related to IBC’s realization of fully benefiting from a return in occupancy and travel. These potential benefits in turn improve IHT’s secured position on its note receivable from IBC, with secured UCC Filings in place. Management also believes that even with an additional extension repayment term due to COVID-19 that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended April 30, 2021.

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

We anticipate no additional new-build hotel supply in our markets during the remaining fiscal year 2022, and accordingly we anticipate some recovery of revenues and operating margins. We expect the major challenge for the upcoming fiscal year to be the economic and travel recovery of leisure, corporate, group, and government business in the markets in 2022 which we operate, which may affect our ability to recover occupancy and eventually increase room rates while maintaining and/or building market share.

Cash provided by operating activities from continuing operations totaled approximately $50,000 during the three months ended April 30, 2021 as compared to net cash used of approximately $373,000 during the three months ended April 30, 2020. Consolidated net income was approximately $157,000 for the three months ended April 30, 2021 as compared to consolidated net loss for the three months ended April 30, 2020 of approximately $353,000. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income (loss) for the three months ended April 30, 2021 and 2020, respectively, consist primarily of operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities. Hotel property depreciation was approximately $185,000 during the three months ended April 30, 2021 compared to approximately $214,000 during the three months ended April 30, 2020, a decrease of $29,000 as the Trust recognized less depreciation as capitalized fixed assets became fully depreciated.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $45,000 and $258,000 for the three months ended April 30, 2021 and 2020, respectively. This significant increase in changes in assets and liabilities for the three months ended April 30, 2021 compared to the three months ended April 30, 2020 was due to the increase in operating liabilities related to ongoing operations.

Net cash used in investing activities totaled approximately $59,000 for the three months ended April 30, 2021 compared to net cash used in investing activities of approximately $432,000 for the three months ended April 30, 2020. The increase in net cash used in activities during the three months ended April 30, 2021 was due primarily due to the additional investment into UniGen in 2020.

Net cash (used in) provided by financing activities totaled approximately ($134,000) and $151,000, respectively, for the three months ended April 30, 2021 and 2020. The decrease of approximately $285,000 was primarily due to repayments to Rare Earth on the Note Payable – Related Party, offset by two new SBA PPP loans. On March 5, 2021, the Albuquerque hotel received another PPP Loan in the amount of $253,253. On March 15, 2021, the Tucson hotel received an additional PPP Loan in the amount of $297,601. Management expects but cannot guarantee these additional PPP Loans received by the Tucson and Albuquerque hotels, because of the Covid-19 Virus Pandemic, to be fully forgiven, based upon SBA guidelines.

Principal payments on mortgage notes payable for continuing operations was approximately $59,000 and $40,000 during the three months ended April 30, 2021 and 2020, respectively. Net payments and borrowings on other notes payable was approximately ($21,000) and approximately ($68,000) during the three months ended April 30, 2021 and 2020, respectively.

Payments on notes payables–related party, netted against borrowings on note payable–related party, was approximately ($605,000) and ($84,000) of cash used in financing activities during the three months ended April 30, 2021 and 2020, respectively.

Borrowings on other notes payables netted against payments on other note payable was approximately $529,000 and $445,000 of net cash used in financing activities during the three months ended April 30, 2021 and 2020, respectively.

We had no sales of our IHT stock for cash for the three months ended April 30, 2021 and 2020.

During the three months ended April 30, 2021, our distributions to non-controlling interest holders was approximately $0 compared with approximately $105,000 for the three months ended April 30, 2020.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of April 30, 2021, and 2020, there were no monies held in these accounts reported on our unaudited condensed consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the three months ended April 30, 2021 and 2020, the Hotels spent approximately $59,000 and $0, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2021 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel and our Albuquerque hotel, both of which required significant amounts of capital improvements in prior periods. Repairs and maintenance were charged to expense as incurred and approximated $91,000 and $89,000 for the three months ended April 30, 2021 and 2020, respectively.

We have minimum debt payments, net of debt discounts, of approximately $153,000 and approximately $759,000 due during Fiscal Years 2022 and 2023, respectively. Minimum debt payments due during Fiscal Year 2022 and 2023 include approximately $127,000 and $175,000 of mortgage notes payable, and approximately $26,000 and $589,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. There are clear signs and trends of economic recovery in this early part of fiscal year 2022 from the prior year, virtually all our fiscal year 2021 from February 1, 2020 until January 31, 2021 was negative due to the impact of COVID-19. In the First Fiscal Quarter of Fiscal Year 2022, ending April 30, 2021, the Tucson hotel especially has experienced strong recovery of revenue and even stronger rebounds of gross operating profit to continue due to the ongoing stringent cost control measures. The Albuquerque hotel is doing better than its competitors but nonetheless remains adversely affected by travel restrictions. Despite this, revenues are growing, and gross operating profit is growing even more again due to stringent cost control measures. The drastic impact of COVID-19 to the world economy and hospitality industry resulted in severely reduced occupancy and significant reduction in room rates. Continued competition for reduced demand in corporate, leisure, group, and government business in the markets in which we operate, will affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 18 months, as supply had been steady in those respective markets, and is expected to increase as COVID-19 restrictions phase out. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to impact of the COVID-19 virus and the related restrictions and reduction of travel after February 1, 2020 to January 31, 2021. The recovery is benefitting our hotels in the First Fiscal Quarter of 2022, February 1, 2021 to April 30, 2021. This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2022, through January 31, 2022, as the Covid-19 vaccines become more readily available, attainable, and desired, and the Travel Industry continues its recovery.

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

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on May 17, 2021, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute most of our assets, are our most critical policies which has not changed in the period ended April 30, 2021. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the three months ended April 30, 2021 or 2020. As of April 30, 2021, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

On May 16, 2020, the Trust received a letter from NYSE AMERICAN giving an official notice of noncompliance of the Trust with continued listing standards of NYSE American LLC (the “Exchange”) because the Trust failed to timely file with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended January 31, 2021 (the “Delinquent Report”). This filing delinquency subjects the Trust to the procedures and requirements of Section 1007 of the NYSE American Company Guide. The requisite Form 8-K and corresponding press release were issued on May 22, 2020, and the Trust filed the annual Form 10-K on August 14, 2020.

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

On April 30, 2021, the Trust requested and was granted an extension for their annual Form 10-K. As a result, the NT 10-K filed (Form 12b-25 Filing Extension), granted a fifteen day extension for the Trust to file its’ annual Form 10-K, until May 17, 2021. Consequently, the Trust completed and filed its’ annual 10-K and corresponding press release on May 14, 2021, and is still considered to be in compliance currently. On June 23, 2021, the Trust received communication from the NYSE AMERICAN indicating a Late-Filer Notification would be issued, provided it’s current quarterly 10-Q for the period ended April 30, 2021 would be considered delinquent if not filed on or before June 29, 2021. The Trust is making every effort to remain current and compliant, and plans to adhere to this timeline.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

Adjusted EBITDA is defined as earnings before interest expense, amortization of loan costs, interest income, income taxes, depreciation and amortization, and non-controlling interests in the Trust. We present Adjusted EBITDA because we believe these measurements (a) more accurately reflect the ongoing performance of our hotel real estate assets and other investments, (b) provide more useful information to investors as indicators of our ability to meet our future debt payments and working capital requirements, and (c) provide an overall evaluation of our financial condition. Adjusted EBITDA as calculated by us may not be comparable to Adjusted EBITDA reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Adjusted EBITDA does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity.

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and three months ended April 30, 2021 and 2020 is approximately as follows:

	Three Months Ended April 30,
	2021	2020
Net loss attributable to controlling interests	$(106,000)	$(142,000)
Add back:
Depreciation	185,000	214,000
Interest expense	90,000	88,000
Taxes	-	-
Less:
Tax benefit	-	-
Interest Income	-	(18,000)
Adjusted EBITDA	$169,000	$142,000

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

An approximate reconciliation of net loss attributable to controlling interests to FFO for the three and three months ended April 30, 2021 and 2020:

	Three Months Ended April 30,
	2021	2020
Net loss attributable to controlling interests	$(106,000)	$(142,000)
Add back:
Depreciation	185,000	214,000
Non-controlling interest	264,000	(211,000)
FFO	$343,000	$(139,000)

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the COVID-19 disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, (which is substantially higher than the carrying book value which reflects years of non-cash depreciation expense), on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Listed Asking Price
Albuquerque	$1,342,784	$1,327,802	7,995,000
Tucson Oracle	6,652,756	4,551,077	16,600,000

	$7,995,540	$5,878,879	$24,595,000

The “Estimated Market/Asking Price” is the amount at which we believe would sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming 12 month earnings of each of the Hotels. The Estimated Market/Asking Price is not based on appraisals of the properties.

We have from time to time listed each of the properties with a long time highly successful local real estate hotel broker who has successfully sold four of our hotel properties. We believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair market value. We plan to sell our remaining two Hotel properties within 12-36 months, based on feedback received by our local hotel real estate property professional brokers, who specialize in the selling/buying hotel real estate properties. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

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

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.” of our most recent 10-K Annual Report filed on May 17, 2021. The stock and unit Repurchase Program was highly successful during the Covid-19 Pandemic, throughout Fiscal Year 2021 (February 1, 2020 to January 31, 2021). We plan to continue the stock and unit buy backs in the current Fiscal Year 2022.

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

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) yielding at an annual interest rate of 6%. The Debentures are convertible into Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common. The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

On the Trust’s balance sheet, the investment of the $1,060,000 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $60,000 of UniGen Common Stock. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021 that could expand into a multi-million-dollar investment totaling up to approximately 25 percent ownership in privately held UniGen Power, Inc. (UPI) to develop a patented high profit potential new efficient clean energy generation innovation. The initial investment was made December 16, 2019, with significant positive progress to date despite the virus, economic, and travel disruptions of 2020. The investment includes warrants convertible to UniGen stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to Unigen requiring any restriction of cash.

Based on subsequent events, IHT is likely to obtain an opportunity to extend and then convert a $500,000 UniGen line of credit into 500,000 shares of UniGen. IHT, but not UniGen, has an option to extend the line of credit up to $500,000, and also has the option to receive payment convertible into stock at $1 per share. IHT has obtained an additional 300,000 warrants at $2.25 per share. Full conversion of all IHT held convertible debt and UniGen warrants could result in 3 million shares of UniGen stock and if all shares from all parties are fully exercised, it would result in approximately 12 million UniGen shares outstanding, or approximately up to 25% of the total equity of UniGen held by IHT. The Trust owns less than 1% of the outstanding shares of Unigen as of April 30, 2021.

According to UniGen Management, the UniGen clean energy innovation project has made positive progress, with the first two GenSet prototypes anticipated to be in operation by year-end, 2021. A time delay is related to several factors, including the Covid-19 travel restrictions on UniGen engineers to travel to UniGen China suppliers, time needed to incorporate three additional patentable innovations discovered, and design improvements. Global Supply sources include China, Italy, Israel, and the United States. IHT has confidence in the UniGen technical team based in Detroit and in the encouraging progress to date. Unigen profitability is anticipated to be 18-24 months into the future, but future high profit potential is encouraging for IHT investors, especially considering 16 months of successful design and development work, now complete.

James Wirth (President) and Marc Berg (Executive Vice President) both lack significant control. They hold two of the six Board of Directors seats or 33% and were elected in December 2019 to serve on the board of UPI to closely monitor and assist in the success of this potentially power industry disruptive relatively clean energy generation innovation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were not fully effective as of April 30, 2021.

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Trust’s CEO and CFO and effected by the Trust’s Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was not fully effective as of April 30, 2021.

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

We need to take appropriate and reasonable steps to make necessary improvements to our Accounting staff and internal control over financial reporting, which will require management to support the hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This increase to staffing and training will allow us to make the necessary improvements, including:

●	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

●	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes and entity level controls;

●	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities; Ensure systems that impact financial information and disclosures have effective information technology controls;

●	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use;

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions; and
●	We previously filled the previously vacant position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight.

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect these remediation efforts will be implemented throughout Fiscal Year 2022.

Despite the deficiencies reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the three months ended April 30, 2021 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turnover in our accounting department over the last 36 months. Continued training and experience should further assist with the Trust’s stability, technical accounting, and internal control issues.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to COVID-19

In Fiscal year 2021, ended January 31, 2021, COVID-19 has had a material detrimental impact on our business, financial results and liquidity. The start of Fiscal Year 2022, starting February 1, 2021 and ending January 31, 2022, has shown significantly strong and encouraging progress, with signs of future recovery imminent.

The global spread of COVID-19 has been and continues to be a complex and rapidly evolving situation, with governments, public institutions and other organizations imposing or recommending, and business and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and business, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. We believe that it will be some time before lodging demand and revenue level fully recover. Such recovery could vary across markets or regions around the world. The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including availability of the Covid-19 vaccine, as well as including the duration and scope of COVID-19 (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact COVID-19 has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence.

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

For the three months ended April 30, 2021 and 2020, the Trust repurchased 0 and 17,074 Shares of Beneficial Interest at an average price of $0 and $1.21 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential. During the three months ended April 30, 2021, the Trust acquired 0 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2021 (February 1, 2020 to January 31, 2021), the Trust repurchased 233,569 IHT Shares at an average price of $1.11 per share.

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

INNSUITES HOSPITALITY TRUST

Date: June 28, 2021	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2021	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

