Form 10-Q
period 2021-07-31
INNSUITES HOSPITALITY TRUST
filed 2021-10-20
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2021, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $17,006,992

Number of outstanding Shares of Beneficial Interest, without par value, as of October 20, 2021: 9,120,730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 31, 2021	JANUARY 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,701,995	$1,702,755
Accounts Receivable	52,464	60,557
Income Tax Receivable	695	68,661
Current Portion of Note Receivable (net)	137,500	91,667
Prepaid Expenses and Other Current Assets	213,398	168,892
Total Current Assets	2,106,052	2,092,532
Property and Equipment, net	7,913,883	8,189,850
Note Receivable (net)	1,787,500	1,833,333
Operating Lease – Right of Use	2,098,081	2,141,084
Finance Lease – Right of Use	62,435	76,309
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	90,000	60,000
TOTAL ASSETS	$15,057,951	$15,393,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,849,311	$1,853,602
Current Portion of Mortgage Notes Payable, net of Discount	172,749	168,799
Current Portion of Other Notes Payable	22,469	47,216
Current Portion of Operating Lease Liability	45,954	58,536
Current Portion of Finance Lease Liability	21,276	27,858
Total Current Liabilities	2,111,759	2,156,011
Notes Payable - Related Party	1,212,487	1,595,000
Mortgage Notes Payable, net of Discount	5,663,965	5,768,785
Other Notes Payable	570,126	1,000,877
Operating Lease Liability, net of current portion	2,295,144	2,310,745
Finance Lease Liability, net of current portion	44,940	52,118
TOTAL LIABILITIES	11,898,421	12,883,536

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 18,674,651 and 18,626,215 shares issued and 9,061,513 and 9,057,730 shares outstanding at July 31, 2021 and January 31, 2021, respectively	19,972,661	20,027,402
Treasury Stock, 9,613,138 and 9,568,485 shares held at cost at July 31, 2021 and January 31, 2021, respectively	(13,936,972)	(13,936,972)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,035,689	6,090,430
NON-CONTROLLING INTEREST	(2,876,159)	(3,580,858)
TOTAL EQUITY	3,159,530	2,509,572
TOTAL LIABILITIES AND EQUITY	$15,057,951	$15,393,108

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2021	2020
REVENUE
Room	$2,951,670	$2,128,038
Food and Beverage	28,831	32,978
Management and Trademark Fees	-	75,248
Other	88,688	134,534
TOTAL REVENUE	3,069,189	2,370,798

OPERATING EXPENSES
Room	919,310	826,312
Food and Beverage	94,665	63,246
Telecommunications	125	895
General and Administrative	954,100	917,761
Sales and Marketing	185,324	222,574
Repairs and Maintenance	193,965	175,413
Hospitality	104,623	94,707
Utilities	199,962	178,263
Depreciation	363,292	426,710
Real Estate and Personal Property Taxes, Insurance and Ground Rent	251,665	210,076
Sales and Occupancy Tax	22,234	766,000
Other	24,072	5,408
TOTAL OPERATING EXPENSES	3,313,337	3,887,365
OPERATING LOSS	(244,148)	(1,516,567)
Other Income	51	-
Interest Income	271	64,352
PPP Loan Forgiveness	967,141	-
TOTAL OTHER INCOME	967,463	64,352
Interest on Mortgage Notes Payable	70,507	108,345
Interest on Notes Payable to Banks	-	103
Interest on Notes Payable – Related Party	39,463	-
Interest on Other Notes Payable	54,620	59,579
TOTAL INTEREST EXPENSE	164,590	168,027
CONSOLIDATED NET INCOME (LOSS)	$558,725	$(1,620,242)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$724,409	$(813,451)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(165,684)	$(806,791)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.02)	$(0.18)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,120,382	9,247,007

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	JULY 31,
	2021	2020
REVENUE
Room	$1,587,365	$846,289
Food and Beverage	13,357	17,801
Management and Trademark Fees	-	32,050
Other	69,341	28,580
TOTAL REVENUE	1,670,063	924,720

OPERATING EXPENSES
Room	445,684	356,696
Food and Beverage	54,508	30,878
Telecommunications	125	895
General and Administrative	497,723	340,287
Sales and Marketing	104,194	112,140
Repairs and Maintenance	103,185	86,606
Hospitality	52,226	25,838
Utilities	115,397	96,857
Depreciation	178,272	212,401
Real Estate and Personal Property Taxes, Insurance and Ground Rent	129,081	126,563
Sales and Occupancy Tax	22,234	766,000
Other	5,003	3,306
TOTAL OPERATING EXPENSES	1,707,632	2,158,467
OPERATING LOSS	(37,569)	(1,233,747)
Other Expense	(37,123)	-
Interest Income	183	46,596
PPP Loan Forgiveness	550,853	-
TOTAL OTHER INCOME	513,913	46,596
Interest on Mortgage Notes Payable	53,162	72,338
Interest on Notes Payable to Banks	-	-
Interest on Notes Payable – Related Party	19,385	-
Interest on Other Notes Payable	2,233	7,896
TOTAL INTEREST EXPENSE	74,780	80,234
CONSOLIDATED NET INCOME (LOSS)	$401,564	$(1,267,385)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$460,765	$(602,466)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(59,201)	$(664,919)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.01)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,120,730	9,203,817

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JULY 31, 2021

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2021	9,057,730	20,027,402	9,568,485	(13,936,972)	6,090,430	(3,580,858)	2,509,572
Net Loss	-	(106,483)	-	-	(106,483)	263,644	157,161
Shares of Beneficial Interest Issued for Services Rendered	63,000	93,555	-	-	93,555	-	93,555
Balance, April 30, 2021	9,120,730	$20,014,474	9,568,485	$(13,936,972)	$6,077,502	$(3,317,214)	$2,760,288

Net Loss	-	(59,201)	-	-	(59,201)	460,765	401,564
Dividends	-	(95,877)	-	-	(95,877)	-	(95,877)
Shares of Beneficial Interest Issued for Services Rendered	-	93,555	-	-	93,555	-	93,555
Purchase of Ownership Interest from Subsidiary, net	3,691	19,710	-	-	19,710	(19,710)	-
Reconciliation of Treasury Shares	(62,908)	-	44,653	-	-	-	-
Balance, July 31, 2021	9,061,513	$19,972,661	9,613,138	$(13,936,972)	$6,015,979	$(2,876,159)	$3,159,530

FOR THE SIX MONTHS ENDED JULY 31, 2020

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2020	9,273,299	21,837,048	9,334,916	(13,689,533)	8,147,515	(2,229,705)	5,917,810
Net Loss	-	(141,872)	-	-	(141,872)	(210,985)	(352,857)
Purchase of Treasury Stock	(17,074)	-	17,074	(20,772)	(20,772)	-	(20,772)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	10,000	10,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(105,347)	(105,347)
Reallocation of Non-Controlling Interests and Other	-	10,494	-	-	10,494	(10,494)	-
Balance, April 30, 2020	9,274,225	$21,713,770	9,351,990	$(13,710,305)	$8,003,465	$(2,546,531)	$5,456,934

Net Loss	-	(664,919)	-	-	(664,919)	(602,466)	(1,267,385)
Dividends	-	(95,924)	-	-	(95,924)	-	(95,924)
Purchase of Treasury Stock	(181,815)	-	181,815	(186,567)	(186,567)	-	(186,567)
Shares of Beneficial Interest Issued for Services Rendered	-	6,300	-	-	6,300	-	6,300
Balance, July 31, 2020	9,092,410	$20,959,227	9,533,805	$(13,896,872)	$7,062,355	$(3,148,997)	$3,913,358

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JULY 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$558,725	$(1,620,242)
Adjustments to Reconcile Consolidated Net Loss to Net Cash Provided By (Used In) Operating Activities:
PPP Loan Forgiveness	(967,141)	-
Stock-Based Compensation	187,110	14,400
Depreciation	363,292	426,710
Changes in Assets and Liabilities:
Accounts Receivable	8,092	524,024
Prepaid Expenses and Other Current Assets	(44,506)	(138,528)
Operating Lease Asset	43,002	(11,276)
Finance Lease Asset	13,874	28,512
Income Tax Receivable	67,966	(138,528)
Operating Lease Liability	(28,184)	(11,276)
Finance Lease Liability	(13,760)	28,512
Accounts Payable and Accrued Expenses	(4,288)	383,854
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	184,182	(392,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(87,325)	-
Payment on Investments in Unigen	(30,000)	(400,000)
Redemption (purchase) of Marketable Securities	-	(60)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(117,325)	(400,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(100,870)	(81,454)
Payments on Notes Payable to Banks, net of financing costs	-	(17,100)
Lendings on Notes Receivable - Related Party	-	(50,000)
Collections on Notes Receivable - Related Party	-	50,000
Payments on Notes Payable - Related Party	(643,737)	(161,440)
Borrowings on Notes Payable - Related Party	261,224	-
Payments on Other Notes Payable	(39,211)	(132,133)
Borrowings on Other Notes Payable	550,854	513,224
Payment of Dividends	(95,877)	(95,924)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	-	10,000
Distributions to Non-Controlling Interest Holders	-	(105,347)
Repurchase of Treasury Stock	-	(207,339)
NET CASH USED IN FINANCING ACTIVITIES	(67,617)	(277,513)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(760)	(1,070,119)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,702,755	1,200,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,701,995	$130,409

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2021 AND JANUARY 31, 2021

AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of July 31, 2021, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels IHT owns and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UPI”), $90,000 in UPI’s privately-held common stock, and hold warrants to make further UPI Investments in the future.

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are both moderate service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.98% and 75.89% interest in the Partnership as of July 31, 2021 and January 31, 2021, respectively. The Trust’s weighted average ownership for the six months ended July 31, 2021 and 2020 was 75.89%. As of July 31, 2021, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 20.67% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

RRF Limited Partnership, a subsidiary, manages the Hotels’ daily operations under 2 management agreements, commencing May 1, 2021. Prior to this, InnSuites Hotels Inc. (“IHI”), also a subsidiary, managed the Hotels’ daily operations through April 30, 2021, and no longer provides management services to the Hotels thereafter. The Trust also provides the use of the “InnSuites” trademark to the Hotels. All expenses and reimbursements between the Trust, RRF and the Partnership have been eliminated in consolidation.

The Trust classified the Hotels as operating assets, but these assets are available for sale. At this time, the Trust is unable to predict when, and if, either of these will be sold. Neither the Tucson Hotel nor the Albuquerque Hotel is currently listed but the Trust is willing to consider offers for the Hotel. Each of the Hotels is being made available at a price that management believes is reasonable in relation to its current fair value.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	20.67%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	75.98%	-
InnSuites Hotels Inc.	100.00%	-

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On July 31, 2021 and January 31, 2021, 200,003 and 211,708 Class A Partnership units were issued and outstanding, representing 1.51% and 1.60% of the total Partnership units, respectively. Additionally, as of July 31, 2021 and January 31, 2021, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all the Class A and B Partnership units were converted on July 31, 2021 and January 31, 2021, the limited partners in the Partnership would receive 3,174,041 Shares of Beneficial Interest of the Trust. As of July 31, 2021, and January 31, 2021, the Trust owns 10,037,476 general partner units in the Partnership, representing 75.98% of the total Partnership units.

On July 27, 2021, an investor converted 3,691 RRF units to 3,691 IHT shares of beneficial interest.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements is revenues from hotel room reservations from the Tucson, Arizona and Albuquerque, New Mexico properties. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of loans and sale of assets. The Covid-19 Virus (the “Virus”) as of May 15, 2020, had previously disrupted the quarterly distributions from both the Albuquerque and Tucson hotels. These quarterly distributions from both the Albuquerque and Tucson hotels are projected to resume February 15, 2022.

As of July 31, 2021, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $1,212,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2021, and automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of July 31, 2021, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of July 31, 2021.

With approximately $1,702,000 of cash, as of July 31, 2021, the availability of approximately $800,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. In addition, management is analyzing other strategic options available to the Trust, including the sale of one or both Hotel properties, and/or the refinance of the Tucson Hotel. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

Operating results for the six months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended January 31, 2021.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined that no further impairment is required of long-lived assets for the fiscal period ended July 31, 2021.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts as of July 31, 2021 and January 31, 2021.

INCOME TAX RECEIVABLE

The Trust amended its corporate tax returns for the year ended January 31, 2019. Such amendments resulted in a refund of approximately $294,000, of which the Trust received approximately $175,000 in August 2020. The remaining refund of approximately $120,000 was reduced by approximately $52,000 as a result of payroll taxes the IRS believed were owed and accrued from prior periods. The Trust received approximately $68,000 in March 2021.

LEASE ACCOUNTING

The Trust determines, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. Right-of-use (“ROU”), assets represent the Trust’s right to use an underlying asset during the lease term and lease liabilities represent the Trust’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and exclude lease incentives. As most of the Trust’s operating leases do not provide an implicit rate, the Trust uses its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term (see Note 14).

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described more fully in Note 15 - “Share-Based Payments.” The three independent members of the Board of Trustees each earn 6,000 IHT Shares per year. All shares vest over one year from date of grant. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

TREASURY STOCK

Treasury stock is carried at cost, including any brokerage commissions paid to repurchase the shares. Any shares issued from treasury stock are removed at cost, with the difference between cost and fair value at the time of issuance recorded against Shares of Beneficial Interest.

NET INCOME/(LOSS) PER SHARE

Basic and diluted net income/(loss) per Share of Beneficial Interest is computed based on the weighted-average number of Shares of Beneficial Interest and potentially dilutive securities outstanding during the period. Dilutive securities are limited to the Class A and Class B units of the Partnership, which are convertible into 3,174,041 Shares of the Beneficial Interest, as discussed in Note 1.

For the six months ended July 31, 2021 and 2020, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,174,041 and 3,185,746 in addition to the basic shares outstanding for the three months ended July 31, 2021 and 2020, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended July 31, 2021 and 2020 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for operations totaled approximately $67,000 and $56,000 for the three months ended July 31, 2021 and 2020 respectively, and $113,000 and $116,000 for the six months ended July 31, 2021 and 2020, respectively.

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

CONVERTIBLE NOTE RECEIVABLE IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6%. The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common Stock. The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock. In February 2021, UniGen separately issued an additional 300,000 warrants at $2.25, for making this line of credit available to UPI.

IHT may fund a $500,000 line of credit to be repaid in the form of UniGen stock at a rate of $1 per share. UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. Upon full subscription of the UniGen 2021 $2 million syndication in February 2021, UniGen granted IHT an additional 300,000 warrants at $2.25 per share granted by Unigen. The balance on this line of credit as of July 31, 2021 is $0.

The total of all stock ownership upon conversion of the note receivable is 1 million shares and if all stock warrants available but not outstanding are exercised, these would total to 3 million Unigen shares, which amounts to approximately 25% of fully diluted UniGen equity.

On the Trust’s balance sheet, the investment of the $1,000,000 consists of approximately $700,000 in note receivables and approximately $300,000 as the fair value of the warrant issued with the Trust’s investment in UniGen. The value of the premium related to the fair value of the warrants will accrete over the life of the debentures.

The value of the warrants issued with the note receivable was based on Black-Scholes pricing model based on the following inputs:

Debenture Warrants

Type of option	Call option
Stock price	$2.25
Exercise (Strike) price	$1.00
Time to maturity (years)	2.0
Annualized risk-free rate	1.630%
Annualized volatility	27.43%

Additional Warrants

Type of option	Call option
Stock price	$2.25
Exercise (Strike) price	$2.25
Time to maturity (years)	2.0
Annualized risk-free rate	1.630%
Annualized volatility	27.43%

If all notes are converted and all available but not outstanding warrants exercised, IHT would hold up to approximately 25% of UniGen fully diluted equity ownership. Subsequent to July 31, 2021, no activity has occurred with this line of credit and thus no draws have been taken.

During the Fiscal Quarter ended July 31, 2021, 30,000 warrants were exercised for $30,000 and in return the Trust received 30,000 shares of UniGen. As of July 31, 2021, IHT held 90,000 common shares of UniGen. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of Unigen and UniGen’s projects are still in the R&D phase.

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

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. Upon sale of 250 Class A Interests, total interests outstanding changed from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the six months ending July 31, 2021 and 2020, the Trust sold 0 units, and 1 unit, respectively.

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

During the six months ended July 31, 2021 and the fiscal year ended January 31, 2021, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY AND EQUIPMENT

As of July 31, 2021, and January 31, 2021, hotel properties consisted of the following:

HOTEL SEGMENT
	July 31, 2021	January 31, 2021
Land	$2,500,000	$2,500,000
Building and improvements	10,572,713	10,531,947
Furniture, fixtures and equipment	4,095,240	4,058,682
Total property and equipment	17,167,953	17,090,629
Less accumulated depreciation	(9,320,582)	(8,961,498)
Property and Equipment, net	$7,847,371	$8,129,131

As of July 31, 2021, and January 31, 2021, corporate property, plant, and equipment consisted of the following:

CORPORATE SEGMENT
	July 31, 2021	January 31, 2021
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	486,878	540,013
Total property and equipment	569,545	622,680
Less accumulated depreciation	(503,033)	(561,961)
Property and Equipment, net	$66,512	$60,719

6. MORTGAGE NOTES PAYABLE

On July 31, 2021 and January 31, 2021, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of July 31, 2021 and January 31, 2021 were 4.69%.

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of July 31, 2021, and January 31, 2021, the mortgage loan balance was approximately $4,519,000 and $4,583,000, respectively. The mortgage note payable is due in monthly installments of $28,493.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of July 31, 2021, the mortgage loan balance was approximately $1,332,000, net of financing fees of approximately $15,000.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. RELATED PARTY NOTES

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on December 31, 2021, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of July 31, 2021, and January 31, 2021, the Trust had an amount payable of approximately $1,212,000 and $1,595,000, respectively. During the six months ended July 31, 2021 and 2020, the Trust accrued approximately $39,000 and $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of July 31, 2021, the Trust had approximately $29,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 94,130 Class A Partnership units in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of July 31, 2021, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on December 31, 2022, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $197,750 as of July 31, 2021.

On June 20, 2016, March 1 2017, May 30, 2018, and July 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayden Loans is approximately $267,000 as of July 31, 2021.

On March 20, 2017, the Trust and Partnership entered multiple, unsecured loans to Lisa Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019, these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The total principal amount of the Sweitzer Loans is $99,000 as of July 31, 2021.

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

On March 5, 2021, the Albuquerque hotel received another PPP Loan in the amount of $253,253. On March 15, 2021, the Tucson hotel received an additional PPP Loan in the amount of $297,601. Both of these loans were forgiven in July, 2021. The forgiveness was recognized as other income for GAAP Financial Statement purposes, and is also tax free for tax purposes, similar to the aforementioned PPP loans from 2020 above, based upon SBA guidelines.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of July 31, 2021 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2022	$84,344	15,026	-	$99,370
2023	174,956	577,569	1,212,487	1,965,012
2245	217,255	-	-	217,255
2025	190,932	-	-	190,932
2026	201,594	-		201,594
2027	212,034	-	-	212,034
Thereafter	4,755,599	-		4,755,599
	$5,836,714	$592,595	$1,212,487	$7,641,796

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

For the three months ended July 31, 2021 and 2020, the Trust repurchased 0 and 17,074 Shares of Beneficial Interest at an average price of $0 and $1.21 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of July 31, 2021 and January 31, 2021, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of July 31, 2021 and January 31, 2021, Mr. Wirth and his affiliates held 5,876,683 Shares of Beneficial Interest in the Trust, which represented 64.85% and 64.88% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of July 31, 2021 and January 31, 2021, the Trust owned 75.98% and 75.89% of the Partnership, respectively. As of July 31, 2021, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.67% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Hotels through the Trust’s wholly owned subsidiary, RRF Limited Partnership. Under the management agreements, RRF manages the daily operations of the two Hotels. Revenues and reimbursements among the Trust, RRF, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 30-days written notice.

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $62,000 annual salary when working full-time, and $37,000 annual salary when working 60% of the time.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid approximately $127,000 and $183,000 in cash for interest for the six months ended July 31, 2021 and 2020, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $0, for the six months ended July 31, 2021 and 2020. No cash was paid for taxes for the six months ended July 31, 2021 and 2020.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of July 31, 2021 and January 31, 2021, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $69,000 and $41,000 for the six months ended July 31, 2021 and 2020, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2020. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

Litigation:

The Trust and/or its hotel affiliates, are involved from time to time in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Trust’s unaudited condensed consolidated financial position, results of operations or liquidity.

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

Indemnification:

The Trust has entered into indemnification agreements with all our executive officers and Trustees. The agreements provide for indemnification against all liabilities and expenses reasonably incurred by an officer or Trustee in connection with the defense or disposition of any suit or other proceeding, in which he or she may be involved or with which he or she may be threatened, while in office or thereafter, because of his or her position at the Trust. There is no indemnification for any matter as to which an officer or Trustee is adjudicated to have acted in bad faith, with willful misconduct or reckless disregard of his or her duties, with gross negligence, or not in good faith in the reasonable belief that his or her action was in the Trust’s best interests. These agreements require the Trust, among other things, to indemnify the Trustee or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our Trustee or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. The Trust may advance payments in connection with indemnification under the agreements. The level of indemnification is to the full extent of the net equity based on appraised and/or market value of the Trust. Historically, the Trust has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

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

Operating Leases

On August 4, 2017, the Trust entered into a five-year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for October 2018 and July 2022 months. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90-day notification with an early termination fee of $2,000 for year 5 of the lease term, which expires August 31, 2022.

The Company’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The following table presents the Company’s lease costs for the six months ended July 31, 2021:

Six Months Ended
July 31, 2021
Operating Lease Costs:
Operating lease cost*	100,174

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Six Months Ended
July 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,002

Lease obligations:
Operating leases, net	$2,341,098
Long-term obligations	$2,295,144

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	July 31, 2021
Operating leases	37

Weighted average discount rate Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of July 31, 2021 are as follows:

For the Years Ending July 31,
2022	$86,821
2023	148,348
2024	112,116
2025	112,116
2026	112,116
Thereafter	5,039,196
Total minimum lease payments	$5,610,713
Less: amount representing interest	3,269,615
Total present value of minimum payments	2,341,098
Less: current portion	$45,954
Long term portion of operating lease liability	2,295,144

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease. The Tucson Oracle Hotel non-cancelable cable lease expires in 2023.

The following table presents the Company’s lease costs for the six months ended July 31, 2021:

Six Months Ended
July 31, 2021
Finance Lease Costs:
Amortization of right-of-use assets	$13,874
Interest on lease obligations	1,801

Supplemental cash flow information is as follows:

Six Months Ended
July 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$13,874

Lease obligations:
Finance leases, net	$66,216
Long-term obligations	$44,940

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	July 31, 2021
Finance leases	2.25

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of July 31, 2021 are as follows:

For the Years Ending July 31,
2022	15,562
2023	31,123
2024	24,202
Total minimum lease payments	$70,887
Less: amount representing interest	4,671
Total present value of minimum payments	66,216
Less: current portion	$21,276
Long term portion of finance lease liability	44,940

15. SHARE-BASED PAYMENTS

The Trust compensates its three independent non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $142,560. These restricted 48,000 shares, (16,000 each to the three Independent Trustees), vest in equal monthly amounts over one year during the current fiscal year 2022.

In addition, 3,000 IHT restricted shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of three IHT employees. The aggregate grant date fair value of these Shares was $44,550. These 15,000 shares vested in equal monthly amounts over six months through July 31, 2021.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

16. NOTES RECEIVEABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018 InnSuites Hospitality Trust (IHT) entered into a final sale agreement for its technology subsidiary, IBC Hotels LLC (IBC), with an effective sale date as of August 1, 2018 to an unrelated third-party buyer (Buyer). The payment terms to the sale agreement were later amended due to the effects of Covid-19, on December 7, 2020, as further described below. As a part of the sale, the Trust received a secured promissory note in the principal amount of $2,750,000 with interest to be accrued at 3.75% per annum, which is recorded in the accompanying condensed balance sheet in continuing operations, net of impairment of $825,000 as described below.

●	No interest accrued through November 2021.

●	Payments on the note receivable include principal and interest beginning in November 2021

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matures on June 1, 2024

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2022	137,500
2023	550,000
2024	550,000
2025	550,000
Thereafter	962,500
$2,750,000
Impairment	(825,000)
$1,925,000
Less: current portion of note receivable	$137,500
Long term portion of note receivable	$1,787,500

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

As of July 31, 2021, management evaluated the carrying value of the note and the impairment taken to date and determined no further impairment is needed at this time.

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

18. INCOME TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and/or has set up a reserve subject to full resolution. The Trust and subsidiaries have deferred tax assets of $4.3 million which includes cumulative net operating loss carryforwards of $1.3 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.5 million as of July 31, 2021. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.8 million.

19. COVID-19 DISCLOSURE

COVID-19 had a material detrimental impact on our business, financial results and liquidity, in Fiscal Year 2021, ended January 31, 2021. More recent developments in the U.S., lead IHT Management to believe the severe adverse effects of the Virus on Fiscal Year 2021 on IHT and the entire hotel and travel industry will be reduced as the economy recovers, and travel recovers in the current Fiscal Year 2022, (February 1, 2021 to January 31, 2022).

The global spread of COVID-19 has been and continues to be a complex and evolving situation, with governments, public institutions and other organizations imposing or recommending, and business and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions on travel or transportation, or operating limitations on work facilities, schools, public buildings and business, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences initially dramatically reduced travel and demand for hotel rooms, which has impacted our business, operations, and financial results. We believe that since April 2021, lodging demand and revenue level are now in a recovery stage.

20. SUBSEQUENT EVENTS

On August 9, 2021, the Trust retired all 9,613,138 shares of its Treasury Stock held as of July 31, 2021, as approved by the Board of Trustees, and resumed repurchasing IHT stock in late August, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and our Form 10-K for the fiscal year ended January 31, 2021.

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

These forward-looking statements reflect our current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Covid-19 Virus Pandemic and its effect and recovery on the Economic and Travel Industry slowdown;

●	local, national or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software and cyber security;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of ever-changing tax laws.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On July 31, 2021. The Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites. Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At July 31, 2021, we owned a direct 20.67% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

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

We experienced extremely weak economic conditions during the first six months of Fiscal Year 2021, February 1, 2020 to July 31, 2020, compared to Fiscal Year 2020 due to the Virus. primarily a result of the Covid-19 virus pandemic. As of July 31, 2021, we are experiencing a solid recovery of travel and hospitality industry which is expected to continue for the remainder of the current Fiscal Year 2022, ending January 31, 2022 due to recovering from the Covid-19 travel related restrictions. We expect the major challenge for current Fiscal Year 2022 to be the continued recovery of the travel industry, continued recovery of our Hotel’s occupancy levels, continued by recovery of room rates, as well as continuation of current strong cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now completed refurbishment(s), by offering a relatively large number of fully refurbished two-room suites at each location, and by maintaining robust complementary guest items, including complimentary breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit of our real estate equity, by seeking buyers for the remaining two Hotels at market value which is substantially higher than lower book values, over the next 12-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in Unigen Power, Inc. (“Unigen”, or “UPI), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next approximately two to three years, which could result up to 25% ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations

HOTEL OPERATIONS

Our expenses consist primarily of property taxes, insurance, labor, corporate overhead, interest on mortgage debt, professional fees, depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing and utilities expenses. Under the terms of its Partnership Agreement, the Partnership is required to reimburse us for all such expenses. Accordingly, management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels.

The following tables show historical financial and other information for the periods indicated:

Albuquerque	For the Six Months Ended July 31,
	2021	2020	Change	%-Incr/Decr
Occupancy	85.00%	58.90%	26.10%	44.31%
Average Daily Rate (ADR)	$77.92	$70.84	$7.08	9.99%
Revenue Per Available Room (REVPAR)	$66.23	$41.73	$24.50	58.71%

Tucson	For the Six Months Ended July 31,
	2021	2020	Change	%-Incr/Decr
Occupancy	73.80%	55.90%	17.90%	32.02%
Average Daily Rate (ADR)	$76.59	$85.14	$(8.55)	-10.04%
Revenue Per Available Room (REVPAR)	$56.52	$47.59	$8.93	18.76%

Total	For the Six Months Ended July 31,
	2021	2020	Change	%-Incr/Decr
Occupancy	78.43%	57.06%	21.37%	37.45%
Average Daily Rate (ADR)	$77.19	$79.42	$(2.23)	-2.81%
Revenue Per Available Room (REVPAR)	$60.54	$45.32	$15.22	33.58%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Unaudited Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2021 COMPARED TO THE SIX MONTHS ENDED JULY 31, 2020

A summary of total operating results of the Trust for the six months ended July 31, 2021 and 2020 is as follows:

	2021	2020	Change	% Change
Total Revenues	$3,069,189	$2,370,798	$698,391	29%
Operating Expenses	3,313,337	3,887,365	(574,028)	(15)%
Operating Loss	(244,148)	(1,516,567)	1,272,419	84%
Interest Income and Other	967,463	64,352	903,111	1,403%
Interest Expense	(164,590)	(168,027)	3,437	2%
Consolidated Net Income (Loss)	558,725	(1,620,242)	2,178,967	134%

The Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Operations & Hotel Management Services (continuing operations) segment that has ownership interest and manages two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust has chosen to focus its hotel investments on the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

REVENUE:

For the six months ended July 31, 2021, we had total revenue of approximately $3.1 million compared to approximately $2.4 million for the six months ended July 31, 2020, an increase of approximately $0.7 million. In the prior fiscal years ended January 31, 2021, 2020 and 2018, we made significant refurbishment improvements to our Albuquerque, New Mexico and Tucson, Arizona. During the six months ended July 31, 2021, we began to see increases in occupancy as demand and travel began to recover from COVID-19. Consolidated Net Income for the six months ended July 31, 2021 was $558,725 which is an increase in excess of $2.1 million from the same prior year period of ($1,620,242). Earnings Per Share based on net loss attributable to Controlling Interest was ($0.02), up from the prior year six month period of ($0.18), and based on the Non-GAAP calculation of Consolidated Net Income (Loss), the earnings per share was $0.06, up $0.15 from prior year similar period loss of ($0.09).

We realized a 39% increase in room revenues during the six months ended July 31, 2021 as room revenues were approximately $2.9 million for the six months ending July 31, 2021 as compared to approximately $2.1 million for the six months ending July 31, 2020. Due to continued COVID-19 restrictions, food and beverage revenue decreased slightly by 13% to approximately $29,000 for the six months ending July 31, 2021 as compared to approximately $33,000 during the six months ending July 31, 2020, a decrease of approximately $4,000. During the remainder of Fiscal year 2021, we expect improvements in occupancy. Management and trademark fee revenues decreased due to the sale of the Tempe hotel in December 2020, and were $0 compared to approximately $75,000 during the six months ended July 31, 2020. We realized an approximate 34% decrease in other revenues from the hotel properties during the six months ended July 31, 2021 to approximately $89,000 as compared to approximately $135,000 during the six months ended July 31, 2020.

EXPENSES:

Total expenses net of interest expense was approximately $3.3 million for the six months ended July 31, 2021 reflecting a decrease of approximately $574,000, or 15%, compared to total expenses net of interest expense of approximately $3.9 million for the six months ended July 31, 2020. The decrease was primarily due to a decrease in sales and occupancy expense due to an occupancy tax discrepancy generated from our Tucson Oracle and Albuquerque hotels from prior periods.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $919,000 for the six months ended July 31, 2021 compared to approximately $826,000 in the prior year six month period for an increase of approximately $93,000, or 11%. Room expenses increased as occupancy at the hotels increased, and expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the six months ended July 31, 2021, food and beverage expenses increased approximately $31,000, or 50%, to approximately $95,000 for six months ended July 31, 2021, compared to approximately $63,000 for the six months ended July 31, 2020. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs combined with additional staff associated with increased demand.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $954,000 for the six months ended July 31, 2021, increased approximately $36,000 from approximately $918,000 for the six months ended July 31, 2020 primarily due to higher charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $37,000, or 17%, to approximately $185,000 for the six months ended July 31, 2021 from approximately $222,000 for the six months ended July 31, 2020. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense increased by approximately $19,000, or 11%, to approximately $194,000 for the six months ended July 31, 2021 from approximately $175,000 for the six months ended July 31, 2020. Having completed the refurbishment property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will continue to lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $10,000, or 10%, to approximately $105,000 for the six months ended July 31, 2021 from approximately $95,000 for the six months ended July 31, 2020. The increase was primarily due to the increased occupancy at the hotel properties as demands and travel began to recover from COVID-19.

Utility expenses increased approximately $22,000, or 10%, to approximately $200,000 reported for the six months ended July 31, 2021 from approximately $178,000 for the six months ended July 31, 2020. The increase was due to increased occupancy at the hotel properties as demands and travel began to recover from COVID-19.

Hotel property depreciation expenses decreased by approximately $63,000 to approximately $363,000 for the six months ended July 31, 2021 from approximately $426,000 for the six months ended July 31, 2020. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and Personal Property Taxes, Insurance and Ground Rent expenses increased approximately $42,000, or 20%, to approximately $252,000 for the six months ended July 31, 2021 from approximately $210,000 for the six months ended July 31, 2020. The increase was primarily due to increased insurance costs combined with increased property taxes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2021 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2020

A summary of total operating results of the Trust for the three months ended July 31, 2021 and 2020 is as follows:

	2021	2020	Change	% Change
Total Revenues	$1,670,063	$924,720	$745,343	81%
Operating Expenses	1,707,632	2,158,467	(450,835)	(21)%
Operating Loss	(37,569)	(1,233,747)	1,196,178	97%
Interest Income and Other	513,913	46,596	467,317	1,003%
Interest Expense	(74,780)	(80,234)	73,454	(7)%
Income Tax Provision	-	-	-	0%
Consolidated Net Income (Loss)	401,564	(1,267,385)	1,668,949	132%

REVENUE:

For the three months ended July 31, 2021, we had total revenue of approximately $1.7 million compared to approximately $925k for the three months ended July 31, 2020, an increase of approximately $745,000. In the prior fiscal years ended January 31, 2021, 2020 and 2018, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona. During the three months ended July 31, 2021, we began to see increases in occupancy as demand and travel began to recover from COVID-19. Consolidated Net Income for the three months ended July 31, 2021 was $401,564 which is an increase of over $1.6 million from the same prior year period of ($1,267,385).

Earnings Per Share based on net loss attributable to Controlling Interest was ($0.01), up from the prior year three month period of ($0.14), and based on the Non-GAAP calculation of Consolidated Net Income (Loss), the earnings per share was $0.04, up $0.11 from prior year similar period loss of ($0.07).

We realized a 25% increase in room revenues during the three months ended July 31, 2021 as room revenues were approximately $446,000 for the three months ending July 31, 2021 as compared to approximately $357,000 for the three months ending July 31, 2020. Due to COVID-19 eased restrictions and associated removal of lockdowns elsewhere, which allowed more dining out options instead of eating in the Hotels, food and beverage revenue decreased by 25% to approximately $13,000 for the three months ending July 31, 2021 as compared to approximately $18,000 during the three months ending July 31, 2020, a decrease of approximately $5,000. During fiscal year 2021, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues. Management and trademark fee revenues decreased due to the sale of the Tempe hotel in December 2020, and were $0 compared to approximately $32,000 during the three months ended July 31, 2020. We realized an approximate 143% increase in other revenues from the hotel properties during the three months ended July 31, 2021 to approximately $69,000 as compared to approximately $28,000 during the three months ended July 31, 2020.

EXPENSES:

Total expenses net of interest expense was approximately $1.7 million for the three months ended July 31, 2021 reflecting a decrease of approximately $451,000, or 21%, compared to total expenses net of interest expense and income tax provision of approximately $2.1 million for the three months ended July 31, 2020. The decrease was primarily due to the sales and occupancy tax expense incurred in the prior three month period and not incurred in the current period.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $446,000 for the three months ended July 31, 2021 compared to approximately $357,000 in the prior year three month period for a increase of approximately $89,000, or 25%. Room expenses increased as occupancy at the hotels increased, and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the three months ended July 31, 2021, food and beverage expenses increased approximately $24,000, or 77%, to approximately $55,000 for three months ended July 31, 2021, compared to approximately $31,000 for the three months ended July 31, 2020. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $498,000 for the three months ended July 31, 2021, increased approximately $157,000 from approximately $340,000 for the three months ended July 31, 2020 primarily due to higher charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense decreased approximately $8,000, or 7%, to approximately $104,000 for the three months ended July 31, 2021 from approximately $112,000 for the three months ended July 31, 2020. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense decreased by approximately $16,000, or 19%, to approximately $103,000 for the three months ended July 31, 2021 from approximately $87,000 for the three months ended July 31, 2020. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $26,000, or 102%, to approximately $52,000 for the three months ended July 31, 2021 from approximately $26,000 for the three months ended July 31, 2020. The increase was primarily due to the increased occupancy at the hotel properties due to the removal of COVID-19 restrictions and lockdowns.

Utility expenses increased approximately $18,000, or 19%, to approximately $115,000 reported for the three months ended July 31, 2021 from approximately $97,000 for the three months ended July 31, 2020. The increase was due to increased occupancy at the hotel properties as demands and travel began to recover from COVID-19.

Hotel property depreciation expenses decreased by approximately $34,000 to approximately $178,000 for the three months ended July 31, 2021 from approximately $212,000 for the three months ended July 31, 2020. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real Estate and Personal Property Taxes, Insurance and Ground Rent expenses increased approximately $2,000, or 2%, to approximately $129,000 for the three months ended July 31, 2021 from approximately $127,000 for the three months ended July 31, 2020. The increase was primarily due to increased insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Corporate Overhead

One principal source of cash to meet our cash requirements, including dividends to our shareholders, is our share of the Partnership’s cash flow, and quarterly distributions from the Tucson and Albuquerque hotel properties. Potential future real estate hotel sales is another future source of cash. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona and Albuquerque, New Mexico. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, and to service our debt.

Hotel operations were significantly affected by occupancy and room rates at the Hotels in the Fiscal year 2021. As the Covid-19 vaccine becomes more readily available and desired, and as the economy and travel industry continue to recover, occupancy has begun to recover from the Virus, as has the related economic and travel slowdown since April 2021 and is anticipated to continue throughout Fiscal 2022. Capital improvements are expected to decrease from the prior year due to the completed refurbishments mentioned previously.

With approximately $1.7 million of cash as of July 31, 2021 and the availability of three $250,000 bank lines of credit, and $788,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including additional asset sales, and increasing borrowings at our Tucson hotel. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable by one (1) year, extending the first payment from November 2020 to November 2021. The reason for the extension is in support of IBC’s cash requirements; related to IBC’s realization of fully benefiting from a return in occupancy and travel. These potential benefits in turn improve IHT’s secured position on its note receivable from IBC, with secured UCC Filings in place. Management also believes that even with an additional extension repayment term due to COVID-19 that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended July 31, 2021.

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

We anticipate no additional new-build hotel supply in our markets during the remaining Fiscal Year 2022 and most likely Fiscal Year 2023, and accordingly we anticipate continuation since April 2021 of the recovery of revenues, room rates, and operating margins. We expect the major challenge for the current Fiscal Year to be the continued economic and travel recovery of leisure, corporate, group, and government business in the markets in Fiscal 2022 in which we operate, which may affect our ability to continue to maintain and recover occupancy and further increase room rates while maintaining and/or building market share.

Net cash provided by operating activities from operations totaled approximately $184,000 during the six months ended July 31, 2021 as compared to net cash used in by approximately $393,000 during the six months ended July 31, 2020. Consolidated net income was approximately $559,000 for the six months ended July 31, 2021 as compared to consolidated net loss for the six months ended July 31, 2020 of approximately $1.6 million. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income (loss) for the six months ended July 31, 2021 and 2020, respectively, consist primarily of PPP Loan Forgiveness, operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately $42,000 and $786,000 for the six months ended July 31, 2021 and 2020, respectively. This significant decrease in changes in assets and liabilities for the six months ended July 31, 2021 compared to the six months ended July 31, 2020 was due primarily to a large reduction in accounts receivable from the prior six month period compared to the current six month period of greater than $500,000 which was a result of accounts receivable being better accounted for timely, reducing balances, combined with payments received in the current period.

Net cash used in investing activities totaled approximately $117,000 for the six months ended July 31, 2021 compared to net cash used in investing activities of approximately $400,000 for six three months ended July 31, 2020. The change in net cash provided by investing activities during the six months ended July 31, 2021 was due primarily due to the completed investment into UniGen in 2020.

Net cash used in financing activities totaled approximately $67,000 and $277,000, respectively, for the six months ended July 31, 2021 and 2020. The decrease of approximately $210,000 was primarily due to repayments and borrowings on the note payable - related party, approximately $105,000 in distributions, and approximately $207,000 in repurchases in treasury shares and treasury stock in the prior period that did not occur in the current period.

Principal payments on mortgage notes payable for operations was approximately $101,000 and $81,000 during the six months ended July 31, 2021 and 2020, respectively. Net payments and borrowings on notes payable to banks was approximately $0 and approximately $17,000 during the six months ended July 31, 2021 and 2020, respectively.

Borrowings on notes payables – related party, netted against payments on note payable–related party, was approximately $382,000 and $161,000 of cash used in financing activities during the six months ended July 31, 2021 and 2020, respectively.

Borrowings on other notes payables netted against payments on other note payable was approximately $511,000 and $381,000 of net cash provided by financing activities during the six months ended July 31, 2021 and 2020, respectively.

Proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $10,000 as sales of non-controlling ownership interest was $0 for the six months ended July 31, 2021 and approximately $10,000 for the six months ended July 31, 2020. We had no sales of our IHT stock for cash for the six months ended July 31, 2021.

During the six months ended July 31, 2021, our distributions to non-controlling interest holders was approximately $0 compared with approximately $105,000 for the six months ended July 31, 2020.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of July 31, 2021, and 2020, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the six months ended July 31, 2021 and 2020, the Hotels spent approximately $0 and $191,000, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2021 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the six months ending July 31, 2020. Repairs and maintenance were charged to expense as incurred and approximated $194,000 and $175,000 for the six months ended July 31, 2021 and 2020, respectively.

We have minimum debt payments, net of debt discounts, of approximately $99,000 and approximately $1.9 million due during fiscal years 2022 and 2023, respectively. Minimum debt payments due during fiscal year 2022 and 2023 include approximately $84,000 and $175,000 of mortgage notes payable, and approximately $15,000 and $577,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. There are clear signs and trends of economic recovery since April 2021, in this early part of the current Fiscal Year 2022 from the prior year, as most of our operations for Fiscal Year 2021 from February 1, 2020 until January 31, 2021 were down and well below previous averages in all aspects of our hotel operations, due to the impact of COVID-19. In the current Second Fiscal Quarter of Fiscal Year 2022, ending July 31, 2021, both the Tucson and Albuquerque hotels have experienced strong recovery of revenue and even stronger rebounds of gross operating profit to continue due to the ongoing stringent cost control measures. Revenues are growing, and gross operating profit is growing even more again due to stringent cost control measures. The drastic impact of COVID-19 to the world economy and hospitality industry resulted in severely reduced occupancy and significant reduction in room rates. Continued competition for reduced demand in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are now seeing incremental demand which is expected to continue during the next 18 months, as supply had been steady in those respective markets, and demand is expected to continue to increase as COVID-19 restrictions phase out. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to impact of the COVID-19 virus and the related restrictions and reduction of travel after February 1, 2020 to January 31, 2021. The recovery is benefitting our hotels especially since April 2021 and continuing throughout the Second Fiscal Quarter May 1, 2021 to July 31, 2021. This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2022, through January 31, 2022, as the Covid-19 vaccines become more readily available both nationally and internationally, and the Travel Industry continues its recovery worldwide.

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in December 2019 in the innovative UniGen Power, Inc. (UPI), efficient clean energy power generation company. The Trust may continue to seek further diversification through a reverse merger with a larger non-public entity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As a partial offset to the current hotel industry Virus induced fluctuation of demand, the Trust looks to benefit from, and expand, its UniGen clean energy operation diversification investments in the months, and years ahead. See Note 2 of the unaudited consolidated financial statements for discussion on UniGen.

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on May 17, 2021, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute a major portion of our assets, are our most critical policies which have not changed in the period ended July 31, 2021. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the six months ended July 31, 2021 or 2020. As of July 31, 2021, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

On April 30, 2021, the Trust requested and was granted an extension for their annual Form 10-K. As a result, the NT 10-K filed (Form 12b-25 Filing Extension), granted a fifteen day extension for the Trust to file its’ annual Form 10-K, until May 17, 2021. Consequently, the Trust completed and filed its’ annual 10-K and corresponding press release on May 14, 2021, and is still considered to be in compliance currently. On June 23, 2021, the Trust received communication from the NYSE AMERICAN indicating a Late-Filer Notification would be issued, provided it’s current quarterly 10-Q for the period ended April 30, 2021 would be considered delinquent if not filed on or before June 29, 2021. The Trust is now current and compliant, and was able to complete their 10-Q for the period ended April 30, 2021, filing it on June 28, 2021, thus avoiding any delinquency status and adhering to this timeline. On September 15, 2021, the Trust filed Form 12b-25, requesting an extension for their 10-Q for the period ended July 31, 2021.The trust is currently making every effort to remain current and compliant.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and six months ended July 31, 2021 and 2020 is approximately as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss attributable to controlling interests	$(59,000)	$(665,000)	$(166,000)	$(807,000)
Add back:
Depreciation	178,000	212,000	363,000	427,000
Interest expense	75,000	80,000	165,000	168,000
Taxes	-	-	-	-
Less:
Interest Income	-	(47,000)	-	(64,000)
Adjusted EBITDA	$194,000	$(420,000)	$362,000	$(276,000)

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

An approximate reconciliation of net loss attributable to controlling interests to FFO for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss attributable to controlling interests	$(59,000)	$(665,000)	$(166,000)	$(807,000)
Add back:
Depreciation	178,000	212,000	363,000	427,000
Non-controlling interest	461,000	(602,000)	724,000	(813,000)
FFO	$580,000	$(1,055,000)	$921,000	$(1,193,000)

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

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market/Asking Price
Albuquerque	$1,223,600	$1,317,223	7,995,000
Tucson Oracle	6,652,756	4,519,491	16,600,000

	$7,876,356	$5,836,714	$24,595,000

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

INVESTMENT IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) yielding at an annual interest rate of 6%. The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common. The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock and a separate grant of 300,000 warrants. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock.

On the Trust’s balance sheet, the investment of the $1,090,000 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $90,000 of UniGen Common Stock. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

InnSuites Hospitality Trust (IHT) made an initial $1 million diversification investment in late Fiscal Year 2020 and early Fiscal Year 2021 that could expand into a multi-million-dollar investment totaling up to approximately 25 percent ownership in privately held UniGen Power, Inc. (UniGen) to develop a patented high profit potential new efficient clean energy generation innovation. The initial investment was made December 16, 2019, with significant positive progress to date despite the virus, economic, and travel disruptions of 2020. The investment includes warrants convertible to UniGen stock upon election of the Trust. The investment is valued at fair value (level 3), as defined in Note 2 of the Consolidated Financial Statements. There is no Investment Commitment to Unigen requiring any restriction of cash.

IHT is likely to obtain an opportunity to extend and then convert a $500,000 UniGen line of credit into 500,000 shares of UniGen. IHT, but not UniGen, has an option to extend the line of credit up to $500,000, and also has the option to receive payment convertible into stock at $1 per share. Full conversion of all IHT held convertible debt and UniGen warrants could result in 3 million shares of UniGen stock. If all shares from all parties are fully exercised, it would result in approximately 12 million UniGen shares outstanding, of which approximately up to 25% of the total equity of UniGen would be held by IHT. The Trust owns less than 1% of the outstanding shares of UniGen as of July 31, 2021.

According to UniGen Management, the UniGen clean energy innovation project has made positive progress, with the first two GenSet prototypes anticipated to be in operation in a time period around year-end, 2021. A time delay is related to several factors, including the Covid-19 travel restrictions on UniGen engineers to travel to UniGen China suppliers, time needed to incorporate three additional patentable innovations discovered, and design improvements. Global Supply sources include China, Italy, Israel, and the United States. IHT has confidence in the UniGen technical team based in Detroit and in the encouraging progress to date. Unigen profitability is anticipated to be 15 months into the future, but future high profit potential is encouraging for IHT investors, especially considering 22 months of successful design and development work, now complete.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were not fully effective as of July 31, 2021.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was not fully effective as of July 31, 2021.

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

Despite the deficiencies reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the six months ended July 31, 2021 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turnover in our accounting department over the last 36 months. Continued training and experience should further assist with the Trust’s stability, technical accounting, and internal control issues.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to COVID-19

In Fiscal year 2021, ended January 31, 2021, COVID-19 has had a material detrimental impact on our business, financial results and liquidity. Since April 2021 at the start of Fiscal Year 2022, starting February 1, 2021 and ending January 31, 2022, the current Fiscal Year has shown significantly strong and encouraging recovery.

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

For the six months ended July 31, 2021 and 2020, the Trust repurchased 0 and 198,889 Shares of Beneficial Interest at an average price of $0 and $1.04 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust’s management believes the Trust share price does not fully recognize the Trust’s full value and/or full potential. During the six months ended July 31, 2021, the Trust acquired 0 Shares of Beneficial Interest in open market transactions. During Fiscal Year 2021 (February 1, 2020 to January 31, 2021), the Trust repurchased 233,569 IHT Shares at an average price of $1.11 per share. IHT resumed repurchasing of shares in August of the third Fiscal Quarter, of the current Fiscal Year, August 1, 2021 to October 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101	Inline XBRL Exhibits

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contract or compensation plan or arrangement.

* Furnished, note filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Date: October 20, 2021	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2021	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

