Form 10-Q
period 2021-10-31
INNSUITES HOSPITALITY TRUST
filed 2021-12-28
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

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

Aggregate market value of Shares and Units convertible one for one of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2021, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $17,006,992

Number of outstanding Shares of Beneficial Interest, without par value, as of December 27, 2021: 9,037,738

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

TABLE OF CONTENTS

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 31, 2021	JANUARY 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,151,948	$1,702,755
Accounts Receivable	170,199	60,557
Income Tax Receivable	695	68,661
Current Portion of Note Receivable (net)	-	91,667
Prepaid Expenses and Other Current Assets	91,888	168,892
Total Current Assets	1,414,730	2,092,532
Property and Equipment, (net)	7,710,164	8,189,850
Note Receivable (net)	1,925,000	1,833,333
Operating Lease – Right of Use	2,076,322	2,141,084
Finance Lease – Right of Use	55,498	76,309
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	273,750	60,000
TOTAL ASSETS	$14,455,464	$15,393,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,732,941	$1,853,602
Current Portion of Mortgage Notes Payable, net of Discount	173,835	168,799
Current Portion of Other Notes Payable	21,507	47,216
Current Portion of Operating Lease Liability	52,420	58,536
Current Portion of Finance Lease Liability	28,888	27,858
Total Current Liabilities	2,009,591	2,156,011
Notes Payable - Related Party	1,052,547	1,595,000
Mortgage Notes Payable, net of Discount	5,625,375	5,768,785
Other Notes Payable	560,375	1,000,877
Operating Lease Liability, net of current portion	2,273,740	2,310,745
Finance Lease Liability, net of current portion	30,321	52,118
TOTAL LIABILITIES	11,551,949	12,883,536

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,085,288 and 18,626,215 shares issued and 9,037,738 and 9,057,730 shares outstanding at October 31, 2021 and January 31, 2021, respectively	5,790,732	20,027,402

Treasury Stock, 23,775 and 9,568,485 shares held at cost at October 31, 2021 and January 31, 2021, respectively	(88,443)	(13,936,972)
TOTAL TRUST SHAREHOLDERS’ EQUITY	5,702,289	6,090,430
NON-CONTROLLING INTEREST	(2,798,774)	(3,580,858)
TOTAL EQUITY	2,903,515	2,509,572
TOTAL LIABILITIES AND EQUITY	$14,455,464	$15,393,108

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2021	2020
REVENUE
Room	$4,605,908	$3,006,851
Food and Beverage	43,474	46,952
Management and Trademark Fees	-	108,944
Other	113,741	161,010
TOTAL REVENUE	4,763,123	3,323,757

OPERATING EXPENSES
Room	1,417,005	1,169,010
Food and Beverage	150,830	93,788
Telecommunications	250	1,873
General and Administrative	1,522,524	1,459,425
Sales and Marketing	289,175	306,861
Repairs and Maintenance	292,653	262,214
Hospitality	167,112	119,331
Utilities	294,064	272,229
Depreciation	577,544	634,010
Real Estate and Personal Property Taxes, Insurance and Ground Rent	392,928	348,986
Sales and Occupancy Tax	-	844,438
Other	7,414	6,943
TOTAL OPERATING EXPENSES	5,111,499	5,519,108
OPERATING LOSS	(348,376)	(2,195,351)
Other Income	30,376	-
Interest Income	45,452	81,852
PPP Loan Forgiveness	967,141	-
TOTAL OTHER INCOME	1,042,969	81,852
Interest on Mortgage Notes Payable	218,095	219,032
Interest on Notes Payable to Banks	-	103
Interest on Notes Payable Related Party	56,562	-
Interest on Other Notes Payable	28,783	55,547
TOTAL INTEREST EXPENSE	303,440	274,682
CONSOLIDATED NET INCOME (LOSS)	$391,153	$(2,388,181)
LESS: NET INCOME (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$823,049	$(1,100,281)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(431,896)	$(1,287,900)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.05)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,116,639	9,187,337

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	OCTOBER 31,
	2021	2020
REVENUE
Room	$1,654,238	$878,813
Food and Beverage	14,643	13,974
Management and Trademark Fees	-	33,696
Other	25,053	26,476
TOTAL REVENUE	1,693,934	952,959

OPERATING EXPENSES
Room	497,695	342,698
Food and Beverage	56,165	30,542
Telecommunications	125	978
General and Administrative	529,532	541,664
Sales and Marketing	103,851	84,287
Repairs and Maintenance	98,688	86,801
Hospitality	62,489	24,624
Utilities	94,102	93,966
Depreciation	214,252	207,300
Real Estate and Personal Property Taxes, Insurance and Ground Rent	141,263	138,910
Sales and Occupancy Tax	-	78,438
Other	-	1,535
TOTAL OPERATING EXPENSES	1,798,162	1,631,743
OPERATING LOSS	(104,228)	(678,784)
Other Income	30,325	-
Interest Income	45,181	17,500
PPP Loan Forgiveness	-	-
TOTAL OTHER INCOME	75,506	17,500
Interest on Mortgage Notes Payable	113,465	110,687
Interest on Notes Payable Related Party	17,099	-
Interest on Other Notes Payable	8,286	(4,032)
TOTAL INTEREST EXPENSE	138,850	106,655
CONSOLIDATED NET LOSS	$(167,572)	$(767,939)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$98,640	$(286,830)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(266,212)	$(481,110)
NET LOSS PER SHARE TOTAL – BASIC & DILUTED	$(0.03)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,109,276	9,069,326

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2021

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2021	9,057,730	20,027,402	9,568,485	(13,936,972)	6,090,430	(3,580,858)	2,509,572
Net Income (Loss)	-	(106,483)	-	-	(106,483)	263,644	157,161
Shares of Beneficial Interest Issued for Services Rendered	63,000	93,555	-	-	93,555	-	93,555
Balance, April 30, 2021	9,120,730	$20,014,474	9,568,485	$(13,936,972)	$6,077,502	$(3,317,214)	$2,760,288

Net Loss	-	(59,201)	-	-	(59,201)	460,765	401,564
Dividends	-	(95,877)	-	-	(95,877)	-	(95,877)
Shares of Beneficial Interest Issued for Services Rendered	-	93,555	-	-	93,555	-	93,555
Transfer of Ownership Interest in Subsidiary, net	3,691	19,710	-	-	19,710	(19,710)	-
Reconciliation of Treasury Shares	(62,908)	-	44,653	-	-	-	-
Balance, July 31, 2021	9,061,513	$19,972,661	9,613,138	$(13,936,972)	$6,035,689	$(2,876,159)	$3,159,530

Net Loss	-	(266,212)	-	-	(266,212)	98,640	(167,572)
Purchase of Treasury Stock	(23,775)	-	23,775	(88,443)	(88,443)	-	(88,443)
Shares of Beneficial Interest Issued for Services Rendered	-	-	-	-	-	-	-
Retirement of Treasury Shares	-	(13,936,972)	(9,613,138)	13,936,972	-	-	-
Reallocation of Non-Controlling Interests and Other	-	21,255	-	-	21,255	(21,255)	-
Balance, October 31, 2021	9,037,738	$5,790,732	23,775	$(88,443)	$5,702,289	$(2,798,774)	$2,903,515

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2020

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2020	9,273,299	21,837,048	9,334,916	(13,689,533)	8,147,515	(2,229,705)	5,917,810
Net Loss	-	(141,872)	-	-	(141,872)	(210,985)	(352,857)
Purchase of Treasury Stock	(17,074)	-	17,074	(20,772)	(20,772)	-	(20,772)
Shares of Beneficial Interest Issued for Services Rendered	18,000	8,100	-	-	8,100	-	8,100
Sales of Ownership Interests in Subsidiary, net	-	-	-	-	-	10,000	10,000
Distribution to Non-Controlling Interests	-	-	-	-	-	(105,347)	(105,347)
Reallocation of Non-Controlling Interests and Other	-	10,494	-	-	10,494	(10,494)	-
Balance, April 30, 2020	9,274,225	$21,713,770	9,351,990	$(13,710,305)	$8,003,465	$(2,546,531)	$5,456,934

Net Loss	-	(664,919)	-	-	(664,919)	(602,466)	(1,267,385)
Dividends	-	(95,924)	-	-	(95,924)	-	(95,924)
Purchase of Treasury Stock	(181,815)	-	181,815	(186,567)	(186,567)	-	(186,567)
Shares of Beneficial Interest Issued for Services Rendered	-	6,300	-	-	6,300		6,300
Balance, July 31, 2020	9,092,410	$20,959,227	9,533,805	$(13,896,872)	$7,062,355	$(3,148,997)	$3,913,358

Net Loss	-	(481,110)	-	-	(481,110)	(286,830)	(767,939)
Purchase of Treasury Stock	(34,680)	-	34,680	(40,100)	(40,100)	-	(40,100)
Shares of Beneficial Interest Issued for Services Rendered	-	7,200	-	-	7,200	-	7,200
Reallocation of Non-Controlling Interests and Other	-	-	-	-	-	29,548	29,548
Balance, October 31, 2020	9,057,730	$20,485,317	9,568,485	$(13,936,972)	$6,548,345	$(3,406,279)	$3,142,066

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	OCTOBER 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$391,153	$(2,388,181)
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
PPP Loan Forgiveness	(967,141)	-
Stock-Based Compensation	187,110	21,600
Depreciation	577,544	634,010
Changes in Assets and Liabilities:
Accounts Receivable	(109,642)	537,512
Income Tax Receivable	67,966	174,741
Prepaid Expenses and Other Assets	77,004	(7,471)
Operating Lease Asset	64,762	(3,591)
Finance Lease Asset	20,811	28,773
Operating Lease Liability	(43,121)	-
Finance Lease Liability	(20,767)	-
Accounts Payable and Accrued Expenses	(120,662)	281,889
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	125,017	(720,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(119,024)	-
Investments in UniGen	(213,750)	(430,000)
Proceeds From Sale of Asset	21,166	-
Lendings on Advances to Affiliates - Related Party	-	(12,000)
Collections on Advances to Affiliates - Related Party	-	355,000
NET CASH USED IN INVESTING ACTIVITIES	(311,608)	(87,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(138,374)	(120,769)
Payments on Notes Payable to Banks, net of financing costs	-	(16,600)
Payments on Notes Payable - Related Party	(803,676)	(271,440)
Borrowings on Notes Payable – Related Party	261,224	145,000
Payments on Other Notes Payable	(49,924)	(185,677)
Borrowings on Other Notes Payable	550,854	513,224
Payment of Dividends	(95,877)	(95,924)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	-	10,000
Distributions to Non-Controlling Interest Holders	-	(75,799)
Repurchase of Treasury Stock	(88,443)	(247,439)
NET CASH USED IN FINANCING ACTIVITIES	(364,216)	(345,424)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(550,807)	(1,153,142)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,702,755	1,200,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,151,948	$47,386

See accompanying notes to unaudited condensed consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2021 AND JANUARY 31, 2021

AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of October 31, 2021, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $273,000 in UniGen’s privately-held common stock, and hold warrants to make further UniGen Investments in the future, as further discussed in Note 2 .

Hotel Operations:

Our Tucson, Arizona Hotel and our Hotel located in Albuquerque, New Mexico are limited service hotels. Both hotels offer swimming pools, fitness centers, business centers, and complimentary breakfast. In addition the Hotels offer social areas and modest conference facilities.

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.98% and 75.89% interest in the Partnership as of October 31, 2021 and January 31, 2021, respectively. The Trust’s weighted average ownership for the nine months ended October 31, 2021 and 2020 was 75.89%. As of October 31, 2021, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

The Trust classified the Hotels as operating assets, but these assets are available for sale. At this time, the Trust is unable to predict when, and if, either of these will be sold. Neither the Tucson Hotel nor the Albuquerque Hotel is currently listed but the Trust is willing to consider offers for each Hotel. Each of the Hotels is being made available at a price that management believes is reasonable in relation to its current fair value.

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

	IHT OWNERSHIP %
ENTITY	DIRECT	INDIRECT (i)
Albuquerque Suite Hospitality, LLC	21.00%	-
Tucson Hospitality Properties, LLLP	-	51.01%
RRF Limited Partnership	75.98%	-
InnSuites Hotels Inc.	100.00%	-

(i)	Tucson Indirect ownership is through the Partnership

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects. Each Class A and Class B Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. On October 31, 2021 and January 31, 2021, 200,003 and 211,708 Class A Partnership units were issued and outstanding, representing 1.51% and 1.60% of the total Partnership units, respectively. Additionally, as of October 31, 2021 and January 31, 2021, 2,974,038 Class B Partnership units were outstanding principally owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates. If all the Class A and B Partnership units were converted on October 31, 2021 and January 31, 2021, the limited partners in the Partnership would receive 3,174,041 and 3,885,946, respectively, Shares of Beneficial Interest of the Trust. As of October 31, 2021, and January 31, 2021, the Trust owns 10,037,476 and 10,025,771, respectively, general partner units in the Partnership, representing 75.98% of the total Partnership units.

On October 27, 2021, an investor converted 3,691 RRF units to 3,691 IHT shares of beneficial interest.

On October 31, 2021, the total IHT Shares of Beneficial Interest are 9,037,738. Total Class A and Class B RRF Limited Partnership units are 3,174,041. The total diluted shares that are convertible one for one is 12,211,779.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements is revenues from hotel room reservations and from RRF Management fees from the Tucson, Arizona and Albuquerque, New Mexico properties. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of intercompany advances and sale of assets. The Covid-19 Virus (the “Virus”) as of March 15, 2020, had previously disrupted the quarterly distributions from both the Albuquerque and Tucson hotels. These quarterly distributions from both the Albuquerque and Tucson hotels are projected to resume February 15, 2022.

As of October 31, 2021, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $1,053,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2021, and automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of October 31, 2021, the Trust had three Revolving lines of Credit totaling $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of October 31, 2021.

With approximately $1,152,000 of cash, as of October 31, 2021, the availability of approximately $800,000 from the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Lines of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-Q. Management is also analyzing other strategic options available to the Trust, including the sale of one or both Hotel properties, and/or refinance. Such transactions may not be available on terms that are favorable to the Trust, or at all.

There can be no assurance that the Trust will be successful selling properties, refinancing debt or raising additional or replacement funds, or that these funds may be available on terms that are favorable to it. If the Trust is unable to raise additional or replacement funds, it may be required to sell certain of our assets or issue additional stock to meet liquidity needs, which may not be on terms that are favorable.

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

Operating results for the nine months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the Fiscal Year ending January 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Trust’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2021.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson Arizona Hotel historically experiences the highest occupancy in the first fiscal quarter (the winter high season) and, to a lesser extent, the fourth fiscal quarter. The second fiscal quarter (summer), historically tends to be the lowest occupancy period at this Arizona Hotel. This seasonality pattern can be expected to cause fluctuations in the Trust’s quarterly revenues. The Hotel located in Albuquerque, New Mexico historically experiences its most profitable periods during the second and third fiscal quarters (the summer high season), providing some balance to the general seasonality of the Trust’s hotel business.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined that no further impairment is required of long-lived assets for the fiscal period ended October 31, 2021.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are derived from guest stays and other reservations at the Hotels. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis. Management generally records an allowance for doubtful accounts for 50% of balances over 90 days due and 100% of balances over 120 days due. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts as of October 31, 2021 and January 31, 2021.

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

During the three month period ended October 31, 2021, the Trust retired 9,613,138 of treasury shares at a cost of $13,936,972.

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

For the nine months ended October 31, 2021 and 2020, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,174,041 and 3,185,746 in addition to the basic shares outstanding for the three months ended October 31, 2021 and 2020, respectively. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the three months ended October 31, 2021 and 2020 and are excluded in the calculation of diluted earnings per share for those periods.

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense for continuing operations totaled approximately $39,000 and $59,000 for the three months ended October 31, 2021 and 2020 respectively, and $154,000 and $233,000 for the nine months ended October 31, 2021 and 2020, respectively.

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

CONVERTIBLE NOTE RECEIVABLE, COMMON STOCK AND WARRANTS IN UNIGEN POWER, INC.

On December 16, 2019 the Trust entered into a Convertible Debenture Purchase Agreement with UniGen Power Inc. (“UPI” or “UniGen”).

The Trust purchased secured convertible debentures (“Debentures”) in the aggregate amount of $1,000,000 (the “Loan Amount”) (the “Loan”) at an annual interest rate of 6% (approximately $15,000 per quarter). The Debentures are convertible into 1,000,000 Class A shares of UniGen Common Stock at an initial conversion rate of $1.00 per share.

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) to purchase up to 1,000,000 shares of Class A Common Stock. The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock. In February 2021, UniGen separately issued an additional 300,000 warrants at $2.25.

IHT may fund a $500,000 line of credit to be repaid in the form of UniGen stock at a rate of $1 per share. UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. Upon full subscription of the UniGen 2021 $2.6 million syndication in February 2021, UniGen granted IHT an additional 300,000 warrants at $2.25 per share granted by UniGen. The balance on this line of credit as of October 31, 2021 is $0.

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

If all notes are converted and all available but not outstanding warrants exercised, IHT would hold up to approximately 25% of UniGen fully diluted equity ownership. Subsequent to October 31, 2021, no activity has occurred with this line of credit and thus no draws have been taken.

During the year ended January 31, 2021, the Trust reinvested $60,000 of interest income to exercise 60,000 warrants for 60,000 shares of common stock in UniGen.

During the nine months ended October 31, 2021, the Trust reinvested $45,000 of interest income to exercise 45,000 warrants for 45,000 shares of common stock in UniGen. Additionally, the Trust exercised 75,000 warrants for a total of $168,750 for 75,000 shares of common stock in UniGen.

The Trust has committed to exercise an additional 75,000 warrants for $168,750 on December 31, 2021.

As of October 31, 2021, IHT held 180,000 common shares of UniGen. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

The Trust has valued UniGen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

3. SALE OF OWNERSHIP INTERESTS IN SUBSIDIARIES

The Trust has sold non-controlling interests in certain subsidiaries, including Albuquerque Suite Hospitality, LLC (the “Albuquerque entity”) and Tucson Hospitality Properties, LLLP (the “Tucson entity, which sales are described in detail in our Annual Report on Form 10-K filed on May 14, 2021 with the Securities and Exchange Commissions. Generally, interests have sold for $10,000 per unit with a two-unit minimum subscription. The Trust maintains at least 50.1% of the units in one of the entities and intends to maintain this minimum ownership percentage. Generally, the units in the each of the entities are allocated to three classes with differing cumulative discretionary priority distribution rights through a certain time period. Class A units are owned by unrelated third parties and have priority for distributions. Class B units are owned by the Trust and have second priority for distributions. Class C units are owned by Rare Earth or other affiliates of Mr. Wirth and have the lowest priority for distributions. Priority distributions of $700 per unit per year are cumulative until a certain date; however, after that date, generally Class A unit holders continue to hold a preference on distributions over Class B and Class C unit holders. The Trust does not accrue for these distributions as all preference periods have expired.

On February 15, 2017, the Trust and Partnership entered into a restructuring agreement with Rare Earth Financial, LLC (“REF”) to allow for the sale of non-controlling partnership units in Albuquerque Suite Hospitality LLC (“Albuquerque”) for $10,000 per unit, which operates the Best Western InnSuites Albuquerque Hotel and Suites Airport hotel property, a 112 unit hotel in Albuquerque, New Mexico (the “Property”). REF and IHT restructured the Albuquerque Membership Interest by creating 250 additional Class A membership interests from General Member majority-owned to accredited investor member-owned. Upon sale of 250 Class A Interests, total interests outstanding changed from 550 to 600 with Class A, Class B and Class C Limited Liability Company Interests (referred to collectively as “Interests”) restructured with IHT selling approximately 200 Class B Interests to accredited investors as Class A Interest. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide. For the nine months ending October 31, 2021 and 2020, the Trust purchased 2 units, and sold 1 unit, respectively.

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

During the nine months ended October 31, 2021 and the fiscal year ended January 31, 2021, neither the Trust nor the Partnership have provided any implicit or explicit financial support for which they were not previously contracted. Both the Partnership and the Trust provided mortgage loan guarantees which allow our properties to obtain new financing as needed.

5. PROPERTY AND EQUIPMENT

As of October 31, 2021, and January 31, 2021, hotel properties consisted of the following:

HOTEL SEGMENT
	October 31, 2021	January 31, 2021
Land	$2,500,000	$2,500,000
Building and improvements	10,572,712	10,531,947
Furniture, fixtures and equipment	4,105,774	4,058,681
Total property and equipment	17,178,486	17,090,628
Less accumulated depreciation	(9,532,621)	(8,961,498)
Property and Equipment, net	$7,645,865	$8,129,130

As of October 31, 2021, and January 31, 2021, corporate property, plant, and equipment consisted of the following:

CORPORATE SEGMENT
	October 31, 2021	January 31, 2021
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	402,878	540,014
Total property and equipment	485,545	622,681
Less accumulated depreciation	(421,246)	(561,961)
Property and Equipment, net	$64,299	$60,720

6. MORTGAGE NOTES PAYABLE

On October 31, 2021 and January 31, 2021, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of October 31, 2021 and January 31, 2021 were 4.69%.

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated October 14, 2016. As of October 31, 2021, and January 31, 2021, the mortgage loan balance was approximately $4,493,000 and $4,583,000, respectively. The mortgage note payable is due in monthly installments of $28,493.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.90% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of October 31, 2021, the mortgage loan balance was approximately $1,321,000, net of financing fees of approximately $15,000.

See Note 9 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

7. RELATED PARTY NOTES

On December 1, 2014, the Trust entered a Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, interest is due quarterly, matures on December 31, 2021, and automatically renews annually each calendar year. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of October 31, 2021, and January 31, 2021, the Trust had an amount payable of approximately $1,053,000 and $1,595,000, respectively. During the Nine months ended October 31, 2021 and 2020, the Trust accrued approximately $57,000 and $0, respectively, of interest expense.

8. OTHER NOTES PAYABLE

As of October 31, 2021, the Trust had approximately $24,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 94,130 Class A Partnership units in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of October 31, 2021, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on December 31, 2022, whichever occurs first. The loan accrues interest at 4.5% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $197,750 as of October 31, 2021.

On June 20, 2016, March 1 2017, May 30, 2018, and October 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of October 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayden Loans is approximately $267,000 as of October 31, 2021.

On March 20, 2017, the Trust and Partnership entered multiple, unsecured loans to Lisa Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of October 1, 2019, these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The total principal amount of the Sweitzer Loans is $98,000 as of October 31, 2021.

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

9. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of October 31, 2021 are approximately as follows in the respective fiscal years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2022	$42,432	21,507	-	$63,939
2023	174,956	560,375	1,052,547	1,787,878
2024	217,255	-	-	217,255
2025	190,932	-	-	190,932
2026	201,594	-	-	201,594
2027	212,034	-	-	212,034
Thereafter	4,760,007	-	-	4,760,007
	$5,799,210	$581,882	$1,052,547	$7,433,639

10. DESCRIPTION OF BENEFICIAL INTERESTS

Holders of the Trust’s Shares of Beneficial Interest are entitled to receive dividends when and if declared by the Board of Trustees of the Trust out of funds legally available. During the 9 months ended October 31, 2021 and 2020, the Trust declared and paid $95,877 and $95,924 of dividends, respectively. The holders of Shares of Beneficial Interest, upon any liquidation, dissolution or winding-down of the Trust, are entitled to share ratably in any assets remaining after payment in full of all liabilities of the Trust. The Shares of Beneficial Interest possess ordinary voting rights, each share entitling the holder thereof to one vote. Holders of Shares of Beneficial Interest do not have cumulative voting rights in the election of Trustees and do not have preemptive rights.

For the three months ended October 31, 2021 and 2020, the Trust repurchased 23,775 and 34,680 Shares of Beneficial Interest at an average price of $3.72 and $1.21 per share, respectively. For the nine months ended October 31, 2021 and 2020, the Trust repurchased 23,775 and 233,569 Shares of Beneficial Interest at an average price of $3.72 and $1.06 per share, respectively. The average price paid includes brokerage commissions. Management believes the market price of IHT Stock does not reflect its full potential based on real estate values at current market prices, which exceeds book value, and based on the potential of the UniGen clean energy diversification investment. Accordingly, the Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements.

11. RELATED PARTY TRANSACTIONS

As of October 31, 2021 and January 31, 2021, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of October 31, 2021 and January 31, 2021, Mr. Wirth and his affiliates held 5,876,683 Shares of Beneficial Interest in the Trust, which represented 65.02% and 64.88% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of October 31, 2021 and January 31, 2021, the Trust owned 75.98% and 75.89% of the Partnership, respectively. As of October 31, 2021, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 20.67% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

The Trust directly manages the Tucson Hotel through the Trust’s wholly owned subsidiary, RRF Limited Partnership. Under the management agreements, RRF manages the daily operations of the two Hotels. Revenues and reimbursements among the Trust, RRF, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are set at 5.0% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 30-days written notice.

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $62,000 annual salary when working full-time, and $37,000 annual salary when working 60% of the time, which he is currently doing.

12. STATEMENTS OF CASH FLOWS, SUPPLEMENTAL DISCLOSURES

The Trust paid $241,000 and $182,00 in cash for interest for the nine months ended October 31, 2021 and 2020, respectively for operations. The amounts related to Notes Payables - IHT Shares of Beneficial Interest and Partnership Units repurchases amounted to $20,000 and $130,000, respectively, for the nine months ended October 31, 2021 and 2020. No cash was paid for taxes for the nine months ended October 31, 2021 and 2020.

13. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash as of October 31, 2021 and January 31, 2021, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

The Tucson and Albuquerque Hotels have entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, both Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled annually by either party. Best Western requires that the hotels meet certain requirements for room quality. The two Best Western Hotels receive significant reservations through the Best Western reservation system, and through Online Travel Agent (OTA) reservations systems, Expedia and Booking.com. Under these arrangements, fees paid for membership fees and reservations were approximately $69,000 and $41,000 for the nine months ended October 31, 2021 and 2020, respectively. These fees are included in room operating expenses on the unaudited condensed consolidated statements of operations for Albuquerque and Tucson.

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

Operating Leases

On August 4, 2017, the Trust entered into a five-year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for July 2022. The Trust also agreed to pay electricity and applicable sales tax. The office lease agreement provides early termination with a 90-day notification with an early termination fee of $2,000 for year 5 of the lease term, which expires August 31, 2022.

The Company’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The following table presents the Company’s lease costs for the nine months ended October 31, 2021:

Nine Months Ended
October 31, 2021
Operating Lease Costs:
Operating lease cost*	150,260

*	Short term lease costs were immaterial.

Supplemental cash flow information is as follows:

Nine Months Ended
October 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,762

Lease obligations:
Operating leases, net	$2,326,160
Long-term obligations	$2,273,740

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2021
Operating leases	37

Weighted average discount rate Operating leases	4.85%

The aggregate future lease payments for Operating Lease Liability as of October 31, 2021 are as follows:

For the Years Ending October 31,
2022	$43,557
2023	148,348
2024	112,116
2025	112,116
2026	112,116
Thereafter	5,039,195
Total minimum lease payments	$5,567,448
Less: amount representing interest	3,241,288
Total present value of minimum payments	2,326,160
Less: current portion	$52,420
Long term portion of operating lease liability	2,273,740

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease. The Tucson Oracle Hotel non-cancelable cable lease expires in 2023.

The following table presents the Company’s lease costs for the nine months ended October 31, 2021:

Nine Months Ended
October 31, 2021
Finance Lease Costs:
Amortization of right-of-use assets	$20,812
Interest on lease obligations	2,576

Supplemental cash flow information is as follows:

Nine Months Ended
October 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$20,811

Lease obligations:
Finance leases, net	$59,209
Long-term obligations	$30,321

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	October 31, 2021
Finance leases	2

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of October 31, 2021 are as follows:

For the Years Ending October 31,
2022	7,781
2023	31,123
2024	23,343
Total minimum lease payments	$62,247
Less: amount representing interest	3,038
Total present value of minimum payments	59,209
Less: current portion	$28,888
Long term portion of finance lease liability	30,321

15. SHARE-BASED PAYMENTS

The Trust compensates its three independent non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $187,110, for the Fiscal Year ending January 31, 2021. These restricted 48,000 shares, (16,000 each to the three Independent Trustees), vest in equal monthly amounts in the current fiscal year 2022.

In addition, 3,000 IHT restricted shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of three IHT employees, for a total of 15,000 Shares. The aggregate grant date fair value of these Shares was $44,550. These 15,000 shares vested in equal monthly amounts in the current fiscal year 2022.

See Note 2 – “Summary of Significant Accounting Policies” for information related to grants of restricted shares under “Stock-Based Compensation.”

16. NOTES RECEIVEABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018 InnSuites Hospitality Trust (IHT) entered into a final sale agreement for its technology subsidiary, IBC Hotels LLC (IBC), with an effective sale date as of August 1, 2018 to an unrelated third-party buyer (Buyer). The sale agreement was later amended due to the effects of Covid-19, on October 20, 2021, as further described below. As a part of the amended sale agreement, the Trust received a secured promissory note in the principal amount of $1,925,000 with interest to be accrued at 3.75% per annum, which is recorded in the accompanying condensed balance sheet in continuing operations.

●	No interest accrued through May 2023, and no payments on the note receivable including principal and interest until the recently extended time period through May 2023.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matures on June 1, 2024

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2023	$250,000
2024	1,675,000
$1,925,000

As of October 31, 2021, management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with an extension to May 2023, which allows time for IBC to benefit from the current rebound in the travel and hotel industries currently being experienced.

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

The Board of Trustees of the Trust decided to terminate the 2015 Plan effective October 31, 2016. During the 2017 Annual Meeting of Shareholders, the IHT Shareholders approved the InnSuites Hospitality Trust 2017 Equity Incentive Plan (“2017 Plan”). Management has not granted any options under the 2017 Plan.

18. INCOME TAXES

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and/or has set up a reserve subject to full resolution. The Trust and subsidiaries have deferred tax assets of $4.3 million which includes cumulative net operating loss carryforwards of $1.3 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.5 million as of October 31, 2021. We have evaluated the net deferred tax asset and determined that it is more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.8 million.

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

●

local, national or international, political, economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	labor shortages; supply chain disruptions; travel restrictions;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act, Covid-19 restrictions, and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs and health travel restrictions may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost and availability of labor, energy, healthcare, insurance and other operating expenses as a result of inflation, or changed or increased regulation, or otherwise;

●	terrorist attacks or other acts of war;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of ever-changing tax laws.

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

OVERVIEW

We are engaged in the ownership and operation of hotel properties. On October 31, 2021 the Trust had two moderate service hotels in Tucson, Arizona and Albuquerque, New Mexico with 270 hotel suites. Both of our Hotels are branded through membership agreements with Best Western, and both are trademarked as InnSuites Hotels. We are also involved in various operations incidental to the operation of hotels, such as the operation of restaurants and meeting/banquet room rentals.

At October 31, 2021, we owned a direct 21.00% interest in the Albuquerque, New Mexico Hotel, and, together with the Partnership, owned an indirect 51.01% interest in the Tucson, Arizona Hotel.

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

Over time, we expect our UniGen diversified efficient clean energy generation investment to grow and provide another substantial source of income in the foreseeable future.

We experienced extremely weak economic conditions during the first nine months of Fiscal Year 2021, February 1, 2020 to October 31, 2020, compared to Fiscal Year 2020 due to the Virus. primarily a result of the Covid-19 virus pandemic. As of October 31, 2021, we are experiencing a solid recovery of travel and hospitality industry which is expected to continue for the remainder of the current Fiscal Year 2022, ending January 31, 2022 due to recovering from the Covid-19 travel related restrictions. We expect the major challenge for current Fiscal Year 2022 to be the continued recovery of the travel industry, continued recovery of our Hotel’s occupancy levels, continued by recovery of room rates, as well as continuation of current strong cost control all leading to improved profitability of our hotels. We believe that we have positioned the Hotels to remain competitive through our now completed full Tucson and Albuquerque hotel refurbishment(s), by offering a relatively large number of fully refurbished two-room suites at each location, and by maintaining robust complementary guest items, including complimentary breakfast and free Internet access.

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

In the process of reviewing merger opportunities, the Trust identified in December 2019, and invested $1 million in UniGen Power, Inc. (“UniGen”, or “UPI), an innovative efficient clean energy power generation company. The Trust has invested $1 million in debentures convertible into 1 million shares of UniGen Power Inc., and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next approximately three years, which could result up to 25% ownership in UniGen. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations

HOTEL OPERATIONS

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

The following tables show historical financial and other information for the periods indicated:

Albuquerque	For the Nine Months Ended October 31,
	2021	2020	Change	%-Incr/Decr
Occupancy	85.00%	53.85%	31.15%	57.85%
Average Daily Rate (ADR)	$87.82	$66.21	$21.61	32.64%
Revenue Per Available Room (REVPAR)	$75.06	$35.65	$39.41	110.55%

Tucson	For the Nine Months Ended October 31,
	2021	2020	Change	%-Incr/Decr
Occupancy	71.33%	57.06%	14.27%	25.01%
Average Daily Rate (ADR)	$75.38	$79.42	$(4.04)	-5.09%
Revenue Per Available Room (REVPAR)	$53.77	$45.32	$8.45	18.65%

Total	For the Nine Months Ended October 31,
	2021	2020	Change	%-Incr/Decr
Occupancy	77.18%	56.06%	21.12%	37.67%
Average Daily Rate (ADR)	$81.08	$75.88	$5.20	6.85%
Revenue Per Available Room (REVPAR)	$62.58	$42.53	$20.05	47.14%

No assurance can be given that occupancy, ADR and/or REVPAR will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Note 2 to our Unaudited Condensed Consolidated Financial Statements – Summary of Significant Policies – Revenue Recognition – Hotel Operations”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 6 to our Unaudited Condensed Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3 to our Unaudited Condensed Consolidated Financial Statements – “Sale of Ownership Interests in Subsidiaries”.

●	For a discussion of other related party transactions, see Note 11 to our Unaudited Condensed Consolidated Financial Statements – “Related Party Transactions.”

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2021 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2020

A summary of total operating results of the Trust for the nine months ended October 31, 2021 and 2020 is as follows:

	2021	2020	Change	% Change
Total Revenues	$4,763,123	$3,323,757	$1,439,366	43%
Operating Expenses	5,111,499	5,519,108	(407,609)	(7)%
Operating Loss	(348,376)	(2,195,351)	1,846,975	84%
Interest Income and Other	1,042,969	81,852	961,117	1,174%
Interest Expense	(303,440)	(274,682)	(28,758)	10%
Consolidated Net Income (Loss)	391,153	(2,388,181)	2,779,334	116%

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

REVENUE:

For the nine months ended October 31, 2021, we had total revenue of approximately $4.8 million compared to approximately $3.3 million for the nine months ended October 31, 2020, an increase of approximately $1.5 million. In the prior fiscal years ended January 31, 2021, 2020 and 2019, we made significant refurbishment improvements to our Albuquerque, New Mexico and Tucson, Arizona. During the nine months ended October 31, 2021, we began to see increases in occupancy as demand and travel began to recover from COVID-19. Consolidated Net Income for the nine months ended October 31, 2021 was approximately $391,000 which is an increase in excess of $2.7 million from the same prior net loss of approximately ($2,388,000). Earnings Per Share based on net loss attributable to Controlling Interest was ($0.05), up from the prior year nine month period of ($0.14).

We realized a 53% increase in room revenues during the nine months ended October 31, 2021 as room revenues were approximately $4.6 million for the nine months ending October 31, 2021 as compared to approximately $3.0 million for the nine months ending October 31, 2020. Due to continued COVID-19 restrictions, food and beverage revenue decreased slightly by 7% to approximately $43,000 for the nine months ending October 31, 2021 as compared to approximately $47,000 during the nine months ending October 31, 2020, a decrease of approximately $4,000. During the remainder of Fiscal year 2021, we expect improvements in occupancy. Management and trademark fee revenues decreased due to the sale of the Tempe hotel in December 2020, and were $0 compared to approximately $109,000 during the nine months ended October 31, 2020. During the nine months ended October 31, 2021, we realized an approximate 29% decrease in other revenues which consists mostly of private room rentals at the hotel properties to approximately $114,000, as compared to approximately $161,000 during the nine months ended October 31, 2020.

EXPENSES:

Total expenses net of interest expense was approximately $5.1 million for the nine months ended October 31, 2021 reflecting a decrease of approximately $408,000, or 7%, compared to total expenses net of interest expense of approximately $5.5 million for nine months ended October 31, 2020. The decrease was primarily due to a decrease in sales and occupancy expense due to an occupancy tax discrepancy generated from our Tucson Oracle and Albuquerque hotels from prior periods.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $1.4 million for the nine months ended October 31, 2021 compared to approximately $1.2 million in the prior year nine month period for an increase of approximately $248,000, or 21%. Room expenses increased as occupancy at the hotels increased, and expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the nine months ended October 31, 2021, food and beverage expenses increased approximately $57,000, or 61%, to approximately $151,000 for nine months ended October 31, 2021, compared to approximately $94,000 for the nine months ended October 31, 2020. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs combined with additional staff associated with increased demand.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $1.52 million for the nine months ended October 31, 2021, increased $63,000 from approximately $1.45 million for the nine months ended October 31, 2020.

Sales and marketing expense decreased approximately $17,000, or 6%, to approximately $289,000 for the nine months ended October, 2021 from approximately $307,000 for the nine months ended October 31, 2020. Open positions for sales and marketing resources, due to a tight labor market, accounted for the decrease.

Repairs and maintenance expense increased by approximately $30,000, or 12%, to approximately $293,000 for the nine months ended October 31, 2021 from approximately $262,000 for the nine months ended October 31, 2020. Having completed the refurbishment property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will continue to lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $47,000, or 40%, to approximately $167,000 for the nine months ended October 31, 2021 from approximately $119,000 for the nine months ended October 31, 2020. The increase was primarily due to the increased occupancy at the hotel properties as demands and travel began to recover from COVID-19.

Utility expenses increased approximately $22,000, or 8%, to approximately $294,000 reported for the nine months ended October 31, 2021 from approximately $272,000 for the nine months ended October 31, 2020. The increase was due to increased occupancy at the hotel properties as demands and travel began to recover from COVID-19.

Hotel property depreciation expenses decreased by approximately $56,000 to approximately $577,000 for the nine months ended October 31, 2021 from approximately $634,000 for the nine months ended October 31, 2020. Decreased depreciation resulted from the capital expenditures being fully depreciated.

Real estate and Personal Property Taxes, Insurance and Ground Rent expenses increased approximately $44,000, or 13%, to approximately $393,000 for the nine months ended October 31, 2021 from approximately 349,000 for the nine months ended October 31, 2020. The increase was primarily due to increased insurance costs combined with increased property taxes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2020

A summary of total operating results of the Trust for the three months ended October 31, 2021 and 2020 is as follows:

	2021	2020	Change	% Change
Total Revenues	$1,693,934	$952,959	$740,975	78%
Operating Expenses	1,798,162	1,631,743	166,419	10%
Operating Loss	(104,228)	(678,784)	574,556	85%
Interest Income and Other	75,506	17,500	58,006	331%
Interest Expense	(138,850)	(106,655)	32,195	30%
Consolidated Net Income (Loss)	(167,572)	(767,939)	600,367	78%

REVENUE:

For the three months ended October 31, 2021, we had total revenue of approximately $1.7 million compared to approximately $952k for the three months ended October 31, 2020, an increase of approximately $741,000. In the prior fiscal years ended January 31, 2021, 2020 and 2019, we made significant improvements to our Albuquerque, New Mexico and Tucson, Arizona. During the three months ended October 31, 2021, we began to see increases in occupancy as demand and travel began to recover from COVID-19. Consolidated Net Loss for the three months ended October 31, 2021 was ($168,000) which is an increase of approximately $600,000 from the same prior year period of ($768,000).

Earnings Per Share based on net loss attributable to Controlling Interest was ($0.03), up from the prior year three month period of ($0.08).

We realized a 88% increase in room revenues during the three months ended October 31, 2021 as room revenues were approximately $1.6 million for the three months ending October 31, 2021 as compared to approximately $878,000 for the three months ending October 31, 2020. Food and beverage revenue increased by 5% to approximately $15,000 for the three months ending October 31, 2021 as compared to approximately $14,000 during the three months ending October 31, 2020, an increase of approximately $1,000. During fiscal year 2021, we expect additional improvements in occupancy, modest improvements in rates and steady food and beverage revenues. Management and trademark fee revenues decreased due to the sale of the Tempe hotel in December 2020, and were $0 compared to approximately $34,000 during the three months ended October 31, 2020. During the three months ended October 31, 2021, we realized an approximate 5% decrease in other revenues which consists mostly of private room rentals at the hotel properties to approximately $25,000, as compared to approximately $26,000 during the three months ended October 31, 2020.

EXPENSES:

Total expenses net of interest expense was approximately $1.8 million for the three months ended October 31, 2021 reflecting an increase of approximately $166,000, or 10%, compared to total expenses net of interest expense and income tax provision of approximately $1.6 million for the three months ended October 31, 2020. The decrease was primarily due to the sales and occupancy tax expense incurred in the prior three month period and not incurred in the current period.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $498,000 for the three months ended October 31, 2021 compared to approximately $343,000 in the prior year three month period for an increase of approximately $155,000, or 45%. Room expenses increased as occupancy at the hotels increased, and additional expenses were incurred with the increased occupancy.

Food and beverage expenses included food and beverage costs, personnel, and miscellaneous costs to provide banquet events. For the three months ended October 31, 2021, food and beverage expenses increased approximately $26,000, or 84%, to approximately $56,000 for three months ended October 31, 2021, compared to approximately $30,000 for the three months ended October 31, 2020. The increase in cost relative to the decrease in food and beverage revenue is due to increasing food and beverage purchasing costs.

General and administrative expenses include overhead charges for management, accounting, shareholder and legal services. General and administrative expenses of approximately $529,000 for the three months ended October 31, 2021, decreased approximately $12,000 from approximately $542,000 for the three months ended October 31, 2020 primarily due to less charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense increased approximately $12,000, or 14%, to approximately $98,000 for the three months ended October 31, 2021 from approximately $84,000 for the three months ended October 31, 2020. The increase was due to additional sales and marketing spend as we began to see increases in occupancy as demand and travel began to recover from COVID-19

Repairs and maintenance expense increased by approximately $12,000, or 14%, to approximately $104,000 for the three months ended October 31, 2021 from approximately $84,000 for the three months ended October 31, 2020. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates.

Hospitality expense increased by approximately $38,000, or 154%, to approximately $62,000 for the three months ended October 31, 2021 from approximately $25,000 for the three months ended October 31, 2020. The increase was primarily due to the increased occupancy at the hotel properties due to the removal of COVID-19 restrictions and lockdowns.

Utility expenses remained flat to approximately $94,000 reported for the three months ended October 31, 2021 from approximately $94,000 for the three months ended October 31, 2020.

Hotel property depreciation expenses increased by approximately $7,000 to approximately $214,000 for the three months ended October 31, 2021 from approximately $207,000 for the three months ended October 31, 2020.

Real Estate and Personal Property Taxes, Insurance and Ground Rent expenses increased approximately $2,000, or 2%, to approximately $141,000 for the three months ended October 31, 2021 from approximately $139,000 for the three months ended October 31, 2020. The increase was primarily due to increased insurance costs.

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

With approximately $1.2 million of cash as of October 31, 2021 and the availability of three $250,000 bank lines of credit, and $947,000 available from the $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options available to us, including additional asset sales, and increasing borrowings at our Tucson hotel. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable from November 2021 to May 2023. The reason for the extension is in support of IBC’s cash requirements; related to IBC’s realization of fully benefiting from a return in occupancy and travel. These potential benefits in turn improve IHT’s secured position on its note receivable from IBC, with secured UCC Filings in place. Management also believes that even with an additional extension repayment term due to COVID-19 that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the Quarter ended October 31, 2021.

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

Net cash provided by (used in) operating activities from operations totaled approximately $125,000 during the nine months ended October 31, 2021 as compared to net cash used by of $721,000 during the nine months ended October 31, 2020. Consolidated net income was approximately $391,000 for the nine months ended October 31, 2021 as compared to consolidated net loss for the nine months ended October 31, 2020 of approximately $2.4 million. Explanation of the differences between these fiscal years are explained above in the results of operations of the Trust.

Changes in the adjustments to reconcile net income (loss) for the nine months ended October 31, 2021 and 2020, respectively, consist primarily of PPP Loan Forgiveness, operating lease costs, stock-based compensation, hotel property depreciation, and changes in assets and liabilities.

Changes in assets and liabilities for accounts receivable, prepaid expenses and other assets and accounts payable and accrued expenses totaled approximately ($64,000) and $1,012,000 for the nine months ended October 31, 2021 and 2020, respectively. This significant increase in changes in assets and liabilities for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was due primarily to a large reduction in accounts receivable from the prior nine month period compared to the current nine month period of greater than $500,000 which was a result of accounts receivable being better accounted for timely, reducing balances, combined with payments received in the current period.

Net cash used in investing activities totaled approximately $312,000 for the nine months ended October 31, 2021 compared to net cash used in investing activities of approximately $87,000 for nine months ended October 31, 2020. The change in net cash provided by investing activities during the nine months ended October 31, 2021 was due primarily due to the completed investment into UniGen in 2020. During the nine months ended October 31, 2021 and 2020, the Trust had net collections from Advances to Affiliates - Related Party of $- and $343,000, respectively. During the nine months ended October 31, 2021 and 2020, the Trust invested $213,750 and $430,000 in UniGen, respectively.

Net cash used in financing activities totaled approximately $364,000 and $345,000, respectively, for the nine months ended October 31, 2021 and 2020. The decrease of approximately $19,000 was primarily due to net repayments and borrowings on the note payable - related party, approximately $76,000 in distributions, and approximately $88,000 in repurchases in treasury shares and treasury stock in the prior period that did not occur in the current period.

Principal payments on mortgage notes payable for operations was approximately $138,000 and $121,000 during the nine months ended October 31, 2021 and 2020, respectively. Net payments and borrowings on notes payable to banks was approximately $0 and approximately $17,000 during the nine months ended October 31, 2021 and 2020, respectively.

Borrowings on notes payables – related party, netted against payments on note payable–related party, was approximately $542,000 and $126,000 of cash used in financing activities during the nine months ended October 31, 2021 and 2020, respectively.

Borrowings on other notes payables netted against payments on other note payable was approximately $500,000 and $417,000 of net cash provided by financing activities during the nine months ended October 31, 2021 and 2020, respectively.

Net proceeds from sales of non-controlling ownership interests in subsidiaries decreased by approximately $10,000 as purchases of non-controlling ownership interest was $20,000 for the nine months ended October 31, 2021 and sales of non-controlling interests were $10,000 for the nine months ended October 31, 2020. We had no sales of our IHT stock for cash for the nine months ended October 31, 2021.

During the nine months ended October 31, 2021, our distributions to non-controlling interest holders was approximately $- compared with approximately $76,000 for the nine months ended October 31, 2020.

We continue to contribute to a Capital Expenditures Fund (the “Fund”) an amount equal to 4% of the InnSuites Hotels’ revenues from operation of the Hotels. The Fund is restricted by the mortgage lender for one of our properties. As of October 31, 2021, and 2020, there were no monies held in these accounts reported on our Consolidated Balance Sheet as “Restricted Cash.” The Fund is intended to be used for capital improvements to the Hotels and refurbishment and replacement of furniture, fixtures and equipment. During the nine months ended October 31, 2021 and 2020, the Hotels spent approximately $119,000 and $0, respectively, for capital expenditures. The capital expenditures were primarily associated with the property improvements at the Hotels, as required to meet continuing Best Western standards. We consider most of these improvements to be revenue producing. Therefore, these amounts are capitalized and depreciated over their estimated useful lives. For the remaining fiscal year 2022 capital expenditures, we plan on spending less on capital improvements as we have completed our property improvements at our Tucson, Arizona hotel which required significant amounts of capital improvements during the nine months ending October 31, 2020. Repairs and maintenance were charged to expense as incurred and approximated $99,000 and $87,000 for the nine months ended October 31, 2021 and 2020, respectively.

We have minimum debt payments, net of debt discounts, of approximately $64,000 and approximately $1.8 million due during fiscal years 2022 and 2023, respectively. Minimum debt payments due during fiscal year 2022 and 2023 include approximately $42,000 and $175,000 of mortgage notes payable, and approximately $22,000 and $615,000 of other notes payable, which are secured promissory notes outstanding to unrelated third parties arising from the Shares of Beneficial Interest and Partnership unit repurchases, respectively.

We may seek to negotiate additional credit facilities or issue debt instruments. Any debt incurred or issued by us may be secured or unsecured, long-term, medium-term, or short-term, bear interest at a fixed or variable rate and be subject to such other terms as we consider prudent.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. There are clear signs and trends of economic recovery since April 2021, in this early part of the current Fiscal Year 2022 from the prior year, as our operations for Fiscal Year 2021 from February 1, 2020 until January 31, 2021 were down and well below previous averages in all aspects of our hotel operations, due to the impact of COVID-19. In the current Third Fiscal Quarter of Fiscal Year 2022, ending October 31, 2021, both the Tucson and Albuquerque hotels have experienced strong recovery of revenue and even stronger rebounds of gross operating profit to continue due to the ongoing cost control measures. Revenues are growing, and gross operating profit is growing even more again due to stringent cost control measures. The drastic impact of COVID-19 to the world economy and hospitality industry resulted in severely reduced occupancy and significant reduction in room rates. Continued competition for reduced demand in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are now seeing incremental demand which is expected to continue during the next 18 months, as supply had been steady in those respective markets, and demand is expected to continue to increase as COVID-19 restrictions phase out. Either an increase in supply or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to impact of the COVID-19 virus and the related restrictions and reduction of travel after February 1, 2020 to January 31, 2021. The recovery is benefitting our hotels especially since April 2021 and continuing throughout the Third Fiscal Quarter August 1, 2021 to October 31, 2021. This improvement and continued upward trend is expected to continue for the balance of Fiscal Year 2022, through January 31, 2022, as the Covid-19 vaccines become more readily available both nationally and internationally, and the Travel Industry continues its recovery worldwide.

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

In our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on May 17, 2021, we identified the critical accounting policies that affect our more significant estimates and assumptions used in preparing our condensed consolidated financial statements. We believe that the policies we follow for the valuation of our Hotel properties, which constitute a major portion of our assets, are our most critical policies which have not changed in the period ended October 31, 2021. Those policies include methods used to recognize and measure any identified impairment of our Hotel property assets.

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute most of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support it carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss for the nine months ended October 31, 2021 or 2020. As of October 31, 2021, our management does not believe that the carrying values of any of our hotel properties are impaired.

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

COMPLIANCE WITH CONTINUED LISTING STANDARDS OF NYSE AMERICAN

On November 15, 2021, the Trust received a letter from the NYSE American indicating it did not meet certain financial requirements to remain listed, and set a timeframe of 18 months to May 2023, to once again meet those standards of earnings, capitalization, and/or profitability. The Trust provided the required Plan by December 15, 2021, and expects the NYSE American to grant the additional 18 months to execute the Plan.

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

A reconciliation of net loss attributable to controlling interests to Adjusted EBITDA for the three and nine months ended October 31, 2021 and 2020 is approximately as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss attributable to controlling interests	$(266,000)	$(481,000)	$(432,000)	$(1,288,000)
Add back:
Depreciation	214,000	207,000	578,000	634,000
Interest expense	139,000	107,000	303,000	275,000
Taxes	-	-	-	-
Less:
Interest Income	(45,000)	(18,000)	(45,000)	(82,000)
Adjusted EBITDA	$42,000	$(185,000)	$404,000	$(461,000)

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

An approximate reconciliation of net loss attributable to controlling interests to FFO for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss attributable to controlling interests	$(266,000)	$(481,000)	$(432,000)	$(1,288,000)
Add back:
Depreciation	578,000	634,000	578,000	634,000
Non-controlling interest	99,000	(287,000)	823,000	(1,100,000)
FFO	$411,000	$(134,000)	$969,000	$(1,754,000)

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the COVID-19 disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, (which is substantially higher than the carrying book value which reflects years of non-cash depreciation expense), on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market/Asking Price
Albuquerque	$1,238,149	$1,306,214	7,995,000
Tucson Oracle	6,407,716	4,492,996	17,400,000

	$7,645,865	$5,799,210	$25,395,000

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

On the Trust’s balance sheet, the investment of the $1,000,000 consists of approximately $700,000 in note receivables, approximately $300,000 as the fair value of the warrants issued with the Trust’s investment in UniGen, and $273,750 of UniGen Common Stock. The value of the premium related to the fair value of the warrant will accrete over the life of the debentures.

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

IHT is likely to obtain an opportunity to extend and then convert a $500,000 UniGen line of credit into 500,000 shares of UniGen. IHT, but not UniGen, has an option to extend the line of credit up to $500,000, and also has the option to receive payment convertible into stock at $1 per share. Full conversion of all IHT held convertible debt and UniGen warrants could result in 3 million shares of UniGen stock. If all shares from all parties are fully exercised, it would result in approximately 12 million UniGen shares outstanding, of which approximately up to 25% of the total equity of UniGen would be held by IHT. The Trust owns less than 1% of the outstanding shares of UniGen as of October 31, 2021.

According to UniGen Management, the UniGen clean energy innovation project has made positive progress, with the first GenSet prototype anticipated to be in operation in a time period likely the first Fiscal Quarter ahead (February 1, 2022 to April 30, 2022). A time delay is related to several factors, including the Covid-19 travel restrictions on UniGen engineers to travel to UniGen China suppliers, time needed to incorporate three additional patentable innovations discovered sourcing more parts in the U.S. to increase supply dependability, and design improvements. Global Supply sources include China, Italy, Israel, and the United States. IHT has confidence in the UniGen technical team based in Detroit and in the encouraging progress to date. UniGen profitability is anticipated to be 12 months into the future, but future high profit potential is encouraging for IHT investors, especially considering 24 months of successful design and development work, now complete.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), concluded that our disclosure controls and procedures were not fully effective as of October 31, 2021.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was not fully effective as of October 31, 2021.

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

We need to take appropriate and reasonable steps to make necessary improvements to our Accounting staff and internal control over financial reporting, which will require management to support the hiring and training of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. This increase to staffing and training will allow us to make the necessary improvements, including:

●	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge by retaining additional technical accountants, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

●	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes and entity level controls;

●	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities; Ensure systems that impact financial information and disclosures have effective information technology controls;

●	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use;

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions;
●	We previously filled the previously vacant position of Chief Financial Officer (CFO), to assist with the Trust’s internal controls oversight; and

●	We are in the process of adding 3 additional part time accounting employees.

We believe that the remediation measures described above have and will continue to strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect these remediation efforts will be implemented throughout Fiscal Year 2022.

Despite the deficiencies reported above, our management believes that our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended October 31, 2021 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have had significant turnover in our accounting department over the last 36 months. Continued training and experience should further assist with the Trust’s stability, technical accounting, and internal control issues.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risks Relating to COVID-19

In Fiscal year 2021, ended January 31, 2021, COVID-19 has had a material detrimental impact on our business, financial results and liquidity. Since April 2021 at the start of Fiscal Year 2022, (starting February 1, 2021 and ending January 31, 2022), the current Fiscal Year has shown significantly strong and encouraging recovery.

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

The Board approved removing all restrictions to Class B RRF unit holders to convert, adding potential additional equity.

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

INNSUITES HOSPITALITY TRUST

Date: December 27, 2021	/s/ James F. Wirth
James F. Wirth
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 27, 2021	/s/ Sylvin R. Lange
Sylvin R. Lange
Sylvin Lange, Chief Financial Officer (Principal Financial and Accounting Officer)

