Form 10-K
period 2022-01-31
INNSUITES HOSPITALITY TRUST
filed 2022-05-27
CIK 82473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended January 31, 2022.

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

Aggregate market value of Shares of Beneficial Interest held by non-affiliates of the registrant as of July 31, 2021, based upon the closing sales price of the registrant’s Shares of Beneficial Interest on that date, as reported on the NYSE AMERICAN: $17,006,992.

Number of Shares of Beneficial Interest outstanding as of May 27, 2022: 9,079,513

Documents incorporated by reference: None.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of beneficial interest without par value	IHT	NYSE-American

PART I

Item 1. BUSINESS

INTRODUCTION TO OUR BUSINESS

InnSuites Hospitality Trust (the “Trust”) is headquartered in Phoenix, Arizona and is an unincorporated Ohio real estate investment trust formed on June 21, 1971. The Trust is not taxed as a real estate investment trust for federal taxation purposes but is taxed as a C-corporation. The Trust, with its affiliate RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), owns interests in two hotels, operates and provides management services, and provides trademark license services, for two hotels. At January 31, 2022, and currently, the Trust owns a 75.98% sole general partner interest in the Partnership, which controls a 51.01% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.00% interest in the InnSuites hotel located in Albuquerque, New Mexico. The Tucson and Albuquerque hotels are sometimes referred to as the “Hotels”. We anticipate selling one or both Hotels in the next twelve to thirty-six (12-36) months.

RRF Limited Partnership, a 75.98% majority-owned subsidiary of the Trust, provides management services for the two Trust Hotels. The Trust has approximately 49 full-time employees and approximately 27 part-time employees.

The two Hotels have an aggregate of 270 hotel suites and operate as moderate -service hotels that apply a value studio and two-room suite operating philosophy formulated in 1980 by Mr. James Wirth, President, the Trust’s Chairman, and Chief Executive Officer. The Trust hotels offer services such as free hot breakfast plus amenities, such as microwave ovens, refrigerators, coffee makers, and free high-speed Internet access.

For the Fiscal Year 2023 ahead, February 1, 2022 through January 31, 2023, the Trust’s operations are focused on the final recovery from the impact of the Corona Virus (COVID-19) pandemic, and the Covid related adverse impact on the travel and hospitality industries which took place after February 1, 2020. The Trust’s primary business objective is to maximize returns to its shareholders through increases in asset value and long-term total returns to shareholders, including profitable hotel operations and sale of assets, along with growth of investments. The Trust seeks to achieve this objective through intensive management and marketing of the InnSuites© hotels, by selling hotel real estate at market prices well above book values and benefitting from diversified investments, including UniGen Power, Inc. (UPI). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Positioning” for a more detailed discussion of the Trust’s strategic objectives.

The Trust has a single class of Shares of Beneficial Interest, without par value, that are traded on the NYSE AMERICAN under the symbol “IHT.” The Partnership has two outstanding classes of limited partnership interests, Class A and Class B, which are identical in all respects. Both Class A and Class B Partnership Units are convertible, at the option of the holder, into one newly issued Share of Beneficial Interest of the Trust.

MANAGEMENT AND LICENSING CONTRACTS

The Trust directly manages the Hotels through the Trust’s majority-owned subsidiary, RRF Limited Partnership. Under the management agreements, RRF manages the daily operations of both Trust Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration dates but may be cancelled by either party with 30-days written notice, or potentially sooner in the event the property changes ownership.

The Trust also provides the use of the “InnSuites” trademark to the Hotels and stands ready to offer trademark services through the Trust’s majority-owned subsidiary, RRF Limited Partnership, which is included in the management fee. The InnSuites trademark expires in January 2027.

MEMBERSHIP AGREEMENTS

Each InnSuites Hotel has entered into membership agreements with Best Western International, Inc. (“Best Western”) with respect to each of the two Hotels. In exchange for use of the Best Western name, trademark and reservation system, each Hotel pays marketing and reservation fees to Best Western based on reservations received through the use of the Best Western reservation system, a marketing fee based upon the monthly room revenues, and the number of available suites at the Hotels. The agreements with Best Western are year-to-year. Best Western requires that the Hotels meet certain requirements for room quality, and the two Hotels are subject to removal from the Best Western reservation system if these requirements are not met. During the past year, the two Hotels received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $160,000 and $171,000, recorded in on the Consolidated Statement of Operations, for Fiscal Years ended January 31, 2022, and 2021, respectively.

COMPETITION IN THE HOTEL INDUSTRY

The hotel industry is highly competitive. There were clear signs and trends of economic recovery starting in April 2021 through January 31, 2022, and continuing at the present time. Both the Tucson and Albuquerque hotels experienced GOP Profits in the most recent 12 months, substantially higher than both Covid and Pre-Covid GOP Profits. This gross operating profit is growing even more due to stringent cost control measures. The drastic impact of COVID-19 to the world economy and hospitality industry resulted in severely reduced occupancy and significant reduction in room rates, both of which have now fully recovered. Continued competition in corporate, leisure, group, and government business in the markets in which we operate, may affect our ability to maintain room rates and maintain market share. Each of the Hotels faces competition primarily from other mid-market hotels located in its immediate vicinity, but also competes with hotel properties located in other geographic markets, and increasingly from alternative lodging facilities, such as Airbnb. While none of the Hotels’ competitors dominate any of their geographic markets, some of those competitors may have greater marketing and financial resources than the Trust.

Certain additional hotel property refurbishments have been completed by competitors in both Hotels’ markets, and additional hotel property developments may be built in the future. Such hotel developments could have an adverse effect on the revenue of our Hotels in their respective markets.

The Trust’s hotel investments are located in Arizona and New Mexico. With the completed renovations meeting Best Western standards at our Tucson, Arizona and Albuquerque, New Mexico hotel properties, those hotels are expected to see incremental demand during the next 24 months, as supply had been steady in those respective markets, and demand is expected to increase as COVID-19 restrictions phase out. Either an increase in supply, or a decline in demand could result in increased competition, which could have an adverse effect on occupancy, room rates and revenues of our Hotels in their respective markets. The hotels experienced a decrease in demand due to impact of the COVID-19 virus and the related restrictions and reduction of travel after February 1, 2020 through March 31, 2021.

The Trust may not invest further in hotels, but rather diversify into investments such as the investment made by the Trust in December 2019 in the innovative UniGen Power, Inc. (UPI), efficient clean energy power generation company. This investment is expected to expand over the next 36 months, as the Trust exercises warrants and convertible bonds into UniGen equity. The Trust may continue to seek further diversification through a reverse merger with a larger non-public entity.

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

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain readily achievable federal requirements related to access and use by disabled persons. In addition to ADA work completed to date, the Trust may be required to remove additional access barriers or make unplanned, substantial modifications to its Hotels to further comply with the ADA or to comply with other changes in governmental rules and regulations, or become subject to claims, fines, and damage awards, any of which could reduce the number of total available rooms, increase operating costs, and/or have a negative impact on the Trust’s results of operations.

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

The Trust is also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. There are frequent proposals under consideration, at the federal and state levels, to increase the minimum wage. The current labor market is tight, with employees increasingly difficult to recruit and retain. Additional increases to the state or federal minimum wage rate, and employee benefit costs including health care or other costs associated with employees could increase expenses and result in lower operating margins. This has been experienced somewhat due to the fact that industry labor is currently limited and increasingly expensive.

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

SEASONALITY OF THE HOTEL BUSINESS

The Hotels’ operations historically have been somewhat seasonal. The Tucson, Arizona Hotel typically experiences its highest occupancy in the first fiscal quarter and, to a lesser extent, the fourth fiscal quarter (the winter high season). The second fiscal quarter (summer), tends to be the lowest occupancy period at the Tucson Hotel. The hotel located in New Mexico historically experiences their most profitable periods during the second and third fiscal quarters (the summer high season), providing balance to the general seasonality of the Trust’s hotel business.

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

Item 2. PROPERTIES

The Trust maintains its administrative offices at the InnSuites Hotels Centre, at 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020 in a space leased by the Trust from a third party. The two Hotels are operated as InnSuites Hotels and Suites, and both Hotels are in addition also marketed as Best Western® Hotels. The Hotels operate in the following locations:

●	Best Western InnSuites Tucson Foothills Hotel & Suites. 6201 N Oracle Rd., Tucson, AZ 85704
●	Best Western InnSuites Albuquerque Airport Hotel & Suites. 2400 Yale Boulevard SE, Albuquerque, NM 87106

In the Fiscal Years ended January 31, 2019, and January 31, 2020, we remodeled 100% of each property’s available suites and public areas. The Trust owns a direct 21% interest in the InnSuites Hotel and Suites Albuquerque Airport Best Western Hotel. The Partnership owns a 51.01% interest in the InnSuites Hotel and Suites Tucson Oracle Best Western Hotel. The Trust owns a 75.98% general partner interest in the Partnership.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Trust’s Shares of Beneficial Interest are traded on the NYSE American under the symbol “IHT.” On January 31, 2022, the Trust had approximately 9,079,513 shares outstanding. As of May 27, 2022, there were approximately 339 holders of record of our Shares of Beneficial Interest, not including holders who hold their asset positions with banks and brokers.

The following table sets forth, for the periods indicated, the high and low sales prices of the Trust’s Shares of Beneficial Interest, as reported on the NYSE American, as well as dividends declared thereon:

Fiscal Year 2022	High	Low	Dividends
First Quarter	$3.95	$1.96	-

Second Quarter	$14.77	$1.90	$0.01

Third Quarter	$5.35	$3.15	-

Fourth Quarter	$5.00	$2.15	$0.01

Fiscal Year 2021	High	Low	Dividends
First Quarter	$1.60	$0.92	-

Second Quarter	$1.41	$0.77	$0.01

Third Quarter	$1.65	$1.05	-

Fourth Quarter	$2.92	$1.53	$0.01

The Trust has declared uninterrupted annual dividends for 52 years, since 1971, when the Trust was founded and first listed on the NYSE. The Trust intends to maintain the current conservative strong dividend policy. The Trust currently is, and has, been paying two semiannual dividends each Fiscal Year totaling $0.02 per share per Fiscal Year. In the Fiscal Years ended January 31, 2021 and 2022, the Trust paid dividends of $0.01 per share per share in each of the second and the fourth quarters. The Trust has paid uninterrupted annual dividends each Fiscal Year since its inception in 1971. The Trust currently intends to pay the scheduled semiannual $0.01 dividend payable on July 31, 2022 at NYSE American.

See Part III, Item 12 for information about our equity compensation plans.

See Note 2 to our Consolidated Financial Statements – “Summary of Significant Accounting Policies” for information related to grants of restricted shares made to members of our Board of Trustees during Fiscal Year 2022. These grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2).

No stock option grants were made in Fiscal 2021 or 2022.

Item 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are engaged in the ownership and operation of hotel properties. At January 31, 2022, the Trust had two moderate-service hotels, one in Tucson, Arizona and one in Albuquerque, New Mexico with 270 hotel suites. Both of our Trust Hotels are branded through membership agreements with Best Western, and both are also trademarked as InnSuites Hotels and Suites. We are also involved in various operations incidental to the operation of hotels, such as the operation of a limited service restaurant, and bar, as well as meeting/banquet room rentals.

At January 31, 2022, and currently, the Trust owns a 75.98% sole general partner interest in the Partnership, which controls a 51.01% interest in the InnSuites hotel located in Tucson, Arizona, and a direct 21.00% interest in the InnSuites hotel located in Albuquerque, New Mexico.

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

The Chief Operating Decision Maker (“CODM”), Mr. Wirth, CEO of the Trust, has determined that the Trust operations are comprised of one reportable segment, Hotel Ownership Operations & Management Services (continuing operations) segment that has ownership interest in two hotel properties with an aggregate of 270 suites in Arizona and New Mexico.

The Trust has its hotel investments in the southwest region of the United States. The CODM does not review assets by geographical region; therefore, no income statement or balance sheet information by geographical region is provided.

Our results are significantly affected by the overall economy and travel, occupancy and room rates at the Hotels, our ability to manage costs, changes in room rates, and changes in the number of available suites caused by the Trust’s disposition activities. Results are also significantly impacted by overall economic conditions and conditions in the travel industry. Unfavorable changes in these factors, such as the virus-related travel slowdown in the Fiscal Year starting February 1, 2020, can and have negatively impacted hotel room demand and pricing, which reduces our profit margins. Additionally, our ability to manage costs could be adversely impacted by significant increases in operating expenses, resulting in lower operating margins, and higher hourly labor costs. Either a further increase in area hotel supply, hourly labor cost, or a decline in demand could result in increased competition, which could have an adverse effect on the rates, revenue, costs, and profits of the Hotels in their respective markets.

We experienced extremely weak economic conditions during Fiscal Year 2021, ended January 31, 2021, primarily a result of the Covid-19 virus pandemic. We experienced recovery from weak travel and hospitality industry for much of the current Fiscal Year 2022, ending January 31, 2022 due to the recovery of domestic travel. We expect the major challenge for Fiscal Year 2023 to be the economy, continued recovery of the travel industry, rebound of occupancy levels, continued increases in room rates, and cost control. We believe that we have positioned the Hotels to remain competitive through our now completed refurbishment(s), by offering a relatively large number of fully refurbished two-room suites at each location, and by maintaining robust complementary guest items, including complimentary breakfast and free Internet access.

Our strategic plan is to continue to obtain the full benefit from hotel operations, and from our real estate equity, by marketing the remaining two Hotels over the next 12-36 months. In addition, the Trust is seeking a larger private reverse merger partner that may benefit from a merger that would afford that partner access to our listing on the NYSE AMERICAN. In the process of reviewing merger opportunities, the Trust identified and invested $1 million in Unigen Power, Inc. (“Unigen”, or “UPI), an innovative efficient clean energy power generation company. The Trust has invested $1 million debentures convertible into 1 million shares of UniGen Power Inc., has purchased approximately 260,000 UniGen shares, and in addition has acquired warrants to purchase approximately an additional 2 million UniGen shares over the next three years, which could result up to 25% ownership in UPI. For more information on our strategic plan, including information on our progress in disposing of our hotel properties and expanding energy diversification, see “Future Positioning” in this Management Discussion and Analysis of Financial Condition and Results of Operations.

Our expenses consist primarily of property taxes, insurance, corporate overhead, interest on mortgage debt, professional fees, non-cash depreciation of the Hotels and hotel operating expenses. Hotel operating expenses consist primarily of payroll, guest and maintenance supplies, marketing, and utilities expenses. Management believes that a review of the historical performance of the operations of the Hotels, particularly with respect to occupancy, which is calculated as rooms sold divided by total rooms available, average daily rate (“ADR”), calculated as total room revenue divided by number of rooms sold, and revenue per available room (“REVPAR”), calculated as total room revenue divided by number of rooms available, is appropriate for understanding revenue from the Hotels. In Fiscal Year 2022, as compared with fiscal 2021, occupancy increased approximately 32.52% to 75.60% from 57.05% in the prior Fiscal Year. ADR increased by $13.18, or 18.79%, to $83.34 in Fiscal Year 2022 from $70.16 in Fiscal Year 2021. The increased occupancy and ADR resulted in an increase in REVPAR of $21.65, or 52.36%, to $63.00 in Fiscal Year 2022 from $41.35 in Fiscal Year 2021. The increase in Occupancy, ADR and REVPAR reflect the Covid-19 travel lockdown easing and resulting improved economy.

For the Fiscal Year 2022, ending January 31, 2022, we experienced a substantial recovery. For Fiscal 2023, (February 1, 2022 to January 31, 2023), we expect continued modest increase in occupancy, substantial further increases in rates, and continued increased profits and revenues compared to both prior Covid and prior pre-Covid levels.

For the 2021 Fiscal Year (February 1, 2020 to January 31, 2021), which was adversely affected by the Covid pandemic, InnSuites Hotels and the entire hotel industry in general experienced strong declines and reduced travel, resulting in much lower revenues and profits. For the 2022 Fiscal Year ended January 31, 2022, InnSuites Hotels experienced substantial recovery of post Covid revenues and profits.

The following table shows certain historical financial and other information for the periods indicated:

	For the Fiscal Year Ended
Albuquerque	January 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	83.44%	56.50%	26.94%	47.68%
Average Daily Rate (ADR)	$85.32	$66.37	$18.95	28.55%
Revenue Per Available Room (REVPAR)	$71.19	$37.51	$33.68	89.79%

	For the Fiscal Year Ended
Tucson	January 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	70.04%	57.60%	12.44%	21.60%
Average Daily Rate (ADR)	$81.66	$73.94	$7.72	10.44%
Revenue Per Available Room (REVPAR)	$57.19	$42.58	$14.61	34.31%

	For the Fiscal Year Ended
Combined	January 31,
	2022	2021	Change	%-Incr/Decr
Occupancy	75.60%	57.05%	18.55%	32.52%
Average Daily Rate (ADR)	$83.34	$70.16	$13.18	18.79%
Revenue Per Available Room (REVPAR)	$63.00	$41.35	$21.65	52.36%

No assurance can be given that occupancy, ADR and/or REVPAR will or will not increase or decrease as a result of changes in national or local economic or hospitality industry conditions.

We enter into transactions with certain related parties from time to time. For information relating to such related party transactions see the following:

●	For a discussion of management and licensing agreements with certain related parties, see “Item 1 – Business – Management and Licensing Contracts.”

●	For a discussion of guarantees of our mortgage notes payable by certain related parties, see Note 11 to our Consolidated Financial Statements – “Mortgage Notes Payable.”

●	For a discussion of our equity sales and restructuring agreements involving certain related parties, see Notes 3, and 4 to our Consolidated Financial Statements – “Sale of Ownership Interests in Albuquerque Subsidiary,” and “Sale of Ownership Interests in Tucson Hospitality Properties Subsidiary,” respectively.

●	For a discussion of other related party transactions, see Note 19 to our Consolidated Financial Statements – “Other Related Party Transactions.”

Results of operations of the Trust for the Fiscal Year ended January 31, 2022 compared to the Fiscal Year ended January 31, 2021.

Overview

A summary of total Trust operating results for the Fiscal Years ended January 31, 2022 and 2021 is as follows:

	2022	2021	Change	% Change
Total Revenues	$6,409,800	$4,202,574	$2,207,226	53%
Operating Expenses	6,713,135	7,014,719	542,854	9%
Operating Income (Loss)	(303,335)	(2,812,145)	1,664,372	85%
Interest Income and Other	1,061,464	276,320	785,144	284%
Interest Expense	(367,235)	(360,676)	(6,559)	2%
Employee Retention Benefit	350,791	-	350,791	0%
Income Tax Benefit	50	68,661	(68,611)	(100%)
Consolidated Net Income (Loss)	741,735	(2,827,840)	2,725,137	137%

REVENUE

For the twelve months ended January 31, 2022, we had total revenue of approximately $6,409,000 compared to approximately $4,202,000 for the twelve months ended January 31, 2021, an increase of approximately $2,207,000, or 53%.

We realized a 59% increase in room revenues during Fiscal Year 2022 as room revenues were approximately $6,208,000 for the Fiscal Year ending January 31, 2022 as compared to approximately $3,905,000 for the Fiscal Year ending January 31, 2021. While room revenue and general occupancy increased, our food and beverage revenue remained flat for Fiscal Year 2022 at approximately $56,000 during Fiscal Years 2022 and 2021 due to continued COVID restrictions in eating spaces. We also realized an approximate 82% decrease in management and trademark fee revenues during Fiscal Year 2022 to approximately $21,000 as compared to approximately $115,000 during Fiscal Year 2021. Management and trademark fee revenues decreased during Fiscal Year 2021 as a result of the loss of management fees due to the sale of the Tempe hotel in December, 2020. The Tempe hotel was owned outside of the Trust, and only an affiliate. It was not part of the Trust consolidation. Management fees associated with the management of the Tempe Hotel were revenues received by the Trust, prior to its sale. Management fees remained unchanged year on year at 5%.

EXPENSES

Total expenses before interest expense, employee retention credit and income tax provision were approximately $5,915,000 for the twelve months ended January 31, 2022 reflecting a decrease of approximately $1,099,000 compared to total expenses before interest expense, employee retention credit and income tax provision of approximately $7,015,000 for the twelve months ended January 31, 2021. The decrease was primarily due to a decrease in sales and occupancy expense and cost savings measures in general and administrative expenses. Specific expense comparisons to the prior Fiscal Year are detailed in the following categories.

Room expenses consisting of salaries and related employment taxes for property management, front office, housekeeping personnel, reservation fees and room supplies were approximately $2,011,000 for the Fiscal Year ended January 31, 2022 compared to approximately $1,526,000 in the prior year period for an increase of approximately $485,000, or 32%. Room expenses increased as occupancy at the hotels increased, and increased expenses were incurred with the increased occupancy.

General and administrative expenses include overhead charges for management, accounting, shareholder, and legal services. General and administrative expenses of approximately $1,832,000 for the twelve months ended January 31, 2022, decreased approximately $126,000 from approximately $1,958,000 for the twelve months ended January 31, 2021 primarily due to lower charges in corporate staffing in support of the hotels and property sales efforts.

Sales and marketing expense increased approximately $20,000, or 5%, to approximately $399,000 for the twelve months ended January 31, 2022 from approximately $379,000 for the twelve months ended January 31, 2021. Open positions for sales and marketing resources, due to a tight labor market, remained unfilled, and accounted for the decrease.

Repairs and maintenance expense increased by approximately $37,000, or 11%, to approximately $392,000 for the twelve months ended January 31, 2022 from approximately $354,000 for the twelve months ended January 31, 2021. Having completed the property improvements at our Tucson, Arizona hotel Management anticipates the improvements which complies with the increasing Best Western standards, will (after the adverse effects of travel restrictions and slowdown), lead to improvement in guest satisfaction and will drive additional revenue growth through increased occupancy and increased rates in the year ahead.

Hospitality expense increased by approximately $82,000, or 55%, to approximately $233,000 for the twelve months ended January 31, 2022 from approximately $151,000 for the twelve months ended January 31, 2021. The increase was primarily due to the increased occupancy and increased breakfast offerings at the hotel properties due to COVID-19 restrictions.

Utility expenses increased approximately $26,000, or 7%, to approximately $383,000 reported for the twelve months ended January 31, 2022 from approximately $357,000 for the twelve months ended January 31, 2021. The increase was primarily due to the increase in Hotel occupancy.

Hotel property depreciation expenses decreased by approximately $105,000 to approximately $725,000 for the twelve months ended January 31, 2022 from approximately $831,000 for the twelve months ended January 31, 2021. Decreased depreciation resulted from the capital expenditures being fully depreciated, and thus less expense was incurred and recorded.

Real estate and personal property taxes, Insurance and Ground Rent expenses increased approximately $20,000, or 4%, to approximately $502,000 for the twelve months ended January 31, 2022 from approximately $482,000 for the twelve months ended January 31, 2021. The increase was due to a slight increase in Insurance costs

Sales and occupancy tax expenses decreased approximately $1,642,000, or 195%, to approximately ($798,000) for the twelve months ended January 31, 2022 from approximately $844,000 for the twelve months ended January 31, 2021. This represents a reversal of liability arising from an occupancy tax discrepancy generated from our Tucson Oracle and Albuquerque hotels from prior periods, as the liabilities had been assumed by a related party. These additional amounts were due for Hotel sales and occupancy expenses and are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly. No additional assessments have transpired since September 2020. Management has assessed the materiality of the discrepancy on prior reported periods and has concluded it is qualitatively immaterial to the readers of our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview – Hotel Operations & Hotel Management Services

One principal source of cash to meet our cash requirements, including dividends to our shareholders, is our share of the Partnership’s cash flow of the Tucson hotel, and quarterly distributions from the Albuquerque, New Mexico properties. Another principal source of cash is management fees earned in the operation of the Trusts’ two hotels. In addition, cash flow may be enhanced by the refinance and/or sale of potential future real estate hotel sales. Also, another source of cash is repayment of the intercompany loans, which was recently facilitated with the Tempe Hotel sale, which was sold December 16, 2020. The subsequent event refinance of our Tucson Hotel on March 30, 2022 also enhanced cash flows considerably. The Partnership’s principal source of revenue is hotel operations for the hotel property it owns in Tucson, Arizona. Our liquidity, including our ability to make distributions to our shareholders, will depend upon our ability, and the Partnership’s ability, to generate sufficient cash flow from hotel operations, from management fees, and from the potential sale and/or refinance of the hotel, to service our debt, and source repayment of any intercompany loan from Tucson and Albuquerque.

Hotel operations were significantly affected by occupancy and room rates at the Hotels in the Fiscal Year 2022. We anticipate occupancy will continue to climb modestly in Fiscal 2023, while room rates continue to climb aggressively in Fiscal 2023, and the related economic and travel rebound which started in Fiscal 2022 will continue in Fiscal 2023 (February 1, 2022 to January 31, 2023). Capital improvements are expected to remain substantially down in Fiscal 2023, based on the extensive prior refurbishments completed in Fiscal 2021.

With approximately $1,224,000 of cash as of January 31, 2022 and the availability of a $250,000 bank lines of credit, an up to $2,000,000 related party Demand/Revolving Line of Credit/Promissory Note, and the availability of repayment of Advances to Affiliate credit facilities and available Bank line of Credit, we believe that we will have enough cash on hand to meet all of our financial obligations as they become due for at least the next twelve months from the issuance date of the these consolidated financial statements. In addition, our management is analyzing other strategic options, including additional asset sales. However, such transactions may not be available on terms that are favorable to us, or at all.

IHT and InnDependent Boutique Collections Hotels (IBC), agreed to extend the payment schedule on IBC’s note receivable by 18 months, extending the first payment from November 2021 to May 2023. The reason for the extension is in support of IBC’s cash requirements; related to IBC’s realization of fully benefiting from a travel industry continued rebound of rate, occupancy and travel. These potential benefits in turn improve IHT’s secured position on its note receivable from IBC. Management also believes that even with an additional extension repayment term due to COVID-19 that the future collectability of the current carrying value of the note is probable and not subject to further impairment, or allowance for the year ended January 31, 2023.

Refer to Note 6 – “Note Receivable” for information related to the Sale of IBC Hospitality Technologies (IBC).

There can be no assurance that we will be successful in raising additional or replacement funds, or that these funds may be available on terms that are favorable to us. If we are unable to raise additional or replacement funds, we may be required to refinance or sell certain of our assets to meet our liquidity needs, which may not be on terms that are favorable.

We anticipate no material additional competitive new-build hotel supply during the remaining Fiscal Year 2023, and accordingly we anticipate steady hotel supply in our markets and increased travel demand as the industry rebounds with recovery of revenues and operating margins. We expect the challenge for the upcoming current Fiscal Year to be the continued economic and travel recovery of leisure, corporate, group, and government business in the markets in which we operate, which may affect our ability to recover occupancy and increase room rates while maintaining and/or building market share.

Positive cash provided by operating activities totaled approximately $263,000 during the twelve months ended January 31, 2022 as compared to net cash used of approximately $807,000 during the twelve months ended January 31, 2021. Consolidated net income was approximately $1,540,000 for the twelve months ended January 31, 2022 as compared to consolidated net loss for the twelve months ended January 31, 2021 of approximately $2,828,000. A major improvement in each Fiscal Year was PPP loan forgiveness and the employee retention credit. Explanation of the differences between these Fiscal Years are explained above in the results of operations of the Trust.

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

On December 12, 2020, the Trust requested and was granted an extension for their quarterly reports for the First, Second, and Third Fiscal Quarters, under the Covid-19 SEC Relief and Late Filer Extension Request process. The Late Filer Extension was initially granted until February 15, 2021 for all three delinquent Quarters. Subsequently, after filing the First Quarter 10-Q on January 11, 2021, the Trust requested and was granted an additional extension for the Second and Third Quarters respectively, until April 15, 2021. The Trust filed their Second Quarterly Report on March 1, 2021. The Trust filed their Third Quarterly Report on March 25, 2021.

On November 15, 2021, the Trust received a letter from the NYSE American indicating it did not meet certain financial requirements to remain listed, and set a timeframe of 18 months to May 2023, to once again meet those standards of earnings, capitalization, and/or profitability. The Trust provided the required Plan by December 15, 2021, and the NYSE American has granted the additional 18 months to execute the Plan.

NON-GAAP FINANCIAL MEASURES

The following non-GAAP presentations of earnings before interest, taxes, non-cash depreciation, and amortization (“EBITDA”) and funds from operations (“FFO”) are made to assist our investors in evaluating our operating performance.

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

A reconciliation of Adjusted EBITDA to net loss attributable to controlling interests for the Fiscal Years ended January 31, 2022 and 2021 approximate follows:

	Fiscal Year Ended January 31,
	2022	2021
Net income (loss) attributable to controlling interests	$254,000	$(1,626,000)
Add back:
Depreciation	725,000	831,000
Interest expense	367,000	361,000
Less:
Tax Benefit	-	(69,000)
Interest Income		(130,000)
Adjusted EBITDA	$1,285,000	$(633,000)

FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is net income (loss) attributable to common shareholders, computed in accordance with GAAP, excluding gains or losses on sales of properties, asset impairment adjustments, and extraordinary items as defined by GAAP, plus non-cash depreciation and amortization of real estate assets, and after adjustments for unconsolidated joint ventures and non-controlling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. The Trust is an unincorporated Ohio business investment, (real estate investment trust); however, the Trust is not a real estate investment trust for federal taxation purposes. Management uses this measurement to compare itself to REITs with similar depreciable assets. We consider FFO to be an appropriate measure of our ongoing normalized operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other companies that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO does not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to (a) GAAP net income or loss as an indication of our financial performance or (b) GAAP cash flows from operating activities as a measure of our liquidity, nor is it indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

A reconciliation of FFO to net income (loss) attributable to controlling interests for Fiscal Year ended January 31, 2022 and 2021 are as follows:

	Fiscal Year Ended January 31,
	2022	2021
Net income (loss) attributable to controlling interests	$254,000	$(1,626,000)
Add back:
Depreciation	725,000	831,000
Non-controlling interest	1,286,000	(1,202,000)
FFO	$2,265,000	$(1,997,000)

The Trust reported Consolidated Net Income from operations of approximately $494,000 for the Fiscal Year ended January 31, 2022 compared to Consolidated Net Loss from operations of approximately $2,828,000 for the Fiscal Year ended January 31, 2021. Fiscal 2022 and 2021 Consolidated Net Loss from operations included non-cash depreciation of approximately $725,000 and $832,000, respectively. Fiscal 2022 Consolidated Net Income from operations before non-cash depreciation was approximately $1,219,000 as compared to Consolidated Net Loss from operations before non-cash depreciation of approximately $1,980,000 for Fiscal 2021. Fiscal 2022 Consolidated Net Revenues from continuing operations were approximately $6,409,000 as compared with Fiscal 2021 Revenues of approximately $4,202,000.

FUTURE POSITIONING

In viewing the hotel industry cycles, recently reconfirmed by the COVID-19 disruption of travel and hospitality, the Board of Trustees determined that it was appropriate to continue to actively seek buyers for our two remaining Hotel properties. We continue to make our Tucson Hotel and Albuquerque Hotel available for sale at market value, on the website www.suitehotelsrealty.com.

The table below provides book values, mortgage balances and listed asking price for the Hotels.

Hotel Property	Book Value	Mortgage Balance	Estimated Market Asking Price
Albuquerque	$1,181,154	$1,296,019	8,595,000
Tucson Oracle	6,346,071	4,461,283	17,950,000
	$7,527,225	$5,757,302	$26,545,000

The “Estimated Market Asking Price” is the amount at which we believe would sell each of the Hotels and is adjusted to reflect hotel sales in the Hotels’ areas of operation and projected upcoming 12 month earnings of each of the Hotels. The Estimated Market Asking Price is not based on appraisals of the properties.

We have from time to time listed each of the properties with a local real estate hotel broker who has successfully sold five of our hotel properties and we believe that each of the assets are being marketed at a price that is reasonable in relation to its current fair value. We plan to sell our remaining two Hotel properties one within 12-36 months, based on feedback received by our local hotel real estate property professional brokers, who specialize in the selling/buying hotel real estate properties. We can provide no assurance that we will be able to sell either or both of the Hotel properties on terms favorable to us or within our expected time frame, or at all.

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

Our long-term strategic plan is to obtain the full benefit of our real estate equity, to benefit from our UniGen Power, Inc., (UniGen) clean energy operation diversified investment, and to pursue a merger with another company, likely a private larger entity that seeks to go public to list on the NYSE AMERICAN Exchange.

SHARE REPURCHASE PROGRAM

For information on the Trust’s Share Repurchase Program, see Part II, Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We plan to continue the stock and unit buy backs in the current Fiscal Year 2023.

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

Asset Impairment

We believe that the policies we follow for the valuation of our hotel properties, which constitute the majority of our assets, are our most critical policies. The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance related to the impairment or disposal of long-lived assets, codified in ASC Topic 360-10-35, which we apply to determine when it is necessary to test an asset for recoverability. On an events and circumstances basis, we review the carrying value of our hotel properties. We will record an impairment loss and reduce the carrying value of a property when anticipated undiscounted future cash flows and the current market value of the property do not support its carrying value. In cases where we do not expect to recover the carrying cost of hotel properties held for use, we will reduce the carrying value to the fair value of the hotel, as determined by a current appraisal or other acceptable valuation methods. We did not recognize a hotel properties impairment loss in Fiscal Years 2022 or 2021. As of January 31, 2022, our management does not believe that the carrying values of any of our hotel properties are impaired. The Trust did take a reserve for bad debt as of January 31, 2021 reflecting its concern with the collectability of the Obasa note receivable, related to the sale of the IBC technology segment.

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

UniGen issued the Trust common stock purchase warrants (the “Debenture Warrants”) including to purchase up to 1,000,000 shares of Class A Common Stock. The Debenture Warrants are exercisable at an exercise price of $1.00 per share of Class A Common Stock.

UniGen, also, issued the Trust additional common stock purchase warrants (“Additional Warrants”) to purchase up to 200,000 shares of Class A Common Stock. The Additional Warrants are exercisable at an exercise price of $2.25 per share of Class A Common Stock. In February 2021, UniGen separately issued an additional 300,000 warrants at $2.25.

IHT may fund a $500,000 line of credit to be repaid in the form of UniGen stock at a rate of $1 per share. UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. Upon full subscription of the UniGen 2021 $2.6 million syndication in February 2021, UniGen granted IHT an additional 300,000 warrants at $2.25 per share granted by UniGen. The balance on this line of credit as of January 31, 2022 is $0.

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

UniGen is currently in pursuit of three additional valuable patents. IHT holds convertible bonds and warrants that, when fully exercised, could result in IHT holding an approximate 25% ownership stake in UniGen.

UniGen Power Inc. management recently reported substantial progress on several fronts of the InnSuites Hospitality Trust (IHT) efficient clean energy innovation diversification investment including the following:

1. Despite Covid travel and supply chain disruptions including “ reshoring” of a portion of UniGen parts, UniGen management targets the UPI 1000 NG first prototype to be in operation on or before August 2022 subject to continuing supply chain delay challenges.

2. The UniGen “Dyno” test facility is scheduled for completion in time for testing the prototype engine assuming no unexpected additional delays.

3. Due to Covid, global economic events, an increasingly unreliable American power grid, inflation, and supply chain pressures, the UniGen marketing team estimates market position has grown and the planned power plant price has been increased. The initial order for thirty units was recently reaffirmed.

4. UniGen Recently raised an additional $1.3 million through early existing UniGen warrant exercises, including a $300,000 commitment from IHT as part of a pre-production GenSet capital raise.

5. Overall the IHT UniGen Investment is progressing.

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

These forward-looking statements reflect our current views in respect of future events and financial performance but are subject to many uncertainties and factors relating to the operations and business environment of the Hotels that may cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to:

●	Covid-19 Virus Pandemic and its effect on the Economic and Travel Industry slowdown;

●	terrorist attacks or other acts of war;

●	local, national, or international, political economic and business conditions, including, without limitation, conditions that may, or may continue to, affect public securities markets generally, the hospitality industry or the markets in which we operate or will operate;

●	fluctuations in hotel occupancy rates;

●	changes in room rental rates that may be charged by InnSuites Hotels in response to market rental rate changes or otherwise;

●	seasonality of our hotel operations business;

●	our ability to sell any of our Hotels at market value, listed sale price, or at all;

●	interest rate fluctuations;

●	changes in, or reinterpretations of, governmental regulations, including, but not limited to, environmental and other regulations, the Americans with Disability Act and federal income tax laws and regulations;

●	competition including supply and demand for hotel rooms and hotel properties;

●	availability of credit or other financing;

●	our ability to meet present and future debt service obligations;

●	our ability to refinance or extend the maturity of indebtedness at, prior to, or after the time it matures;

●	any changes in our financial condition or operating results due to acquisitions or dispositions of hotel properties;

●	insufficient resources to pursue our current strategy;

●	concentration of our investments in the InnSuites Hotels® brand;

●	loss of membership contracts;

●	the financial condition of franchises, brand membership companies and travel related companies;

●	ability to develop and maintain positive relations with “Best Western” and potential future franchises or brands;

●	real estate and hospitality market conditions;

●	hospitality industry factors;

●	our ability to carry out our strategy, including our strategy regarding diversification and investments;

●	the Trust’s ability to remain listed on the NYSE American;

●	effectiveness of the Trust’s software program;

●	the need to periodically repair and renovate our Hotels at a cost at or in excess of our standard 4% reserve;

●	tariffs may affect trade and travel;

●	our ability to cost effectively integrate any acquisitions with the Trust in a timely manner;

●	increases in the cost of labor, energy, healthcare, insurance and other operating expenses as a result of changed or increased regulation or otherwise;

●	outbreaks of communicable diseases attributed to our hotels or impacting the hotel industry in general;

●	natural disasters, including adverse climate changes in the areas where we have or serve hotels;

●	airline strikes;

●	transportation and fuel price increases;

●	adequacy of insurance coverage and increases in cost for health care coverage for employees and potential government regulation with respect to health care coverage;

●	data breaches or cybersecurity attacks, including breaches impacting the integrity and security of employee and guest data; and

●	loss of key personnel and uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act.

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

INNSUITES HOSPITALITY TRUST

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of InnSuites Hospitality Trust are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of InnSuites Hospitality Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (the “Company”) as of January 31, 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC (5041)

BF Borgers CPA PC

We have served as the Company’s auditor since 2022

Lakewood, CO

May 27, 2022

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders

InnSuites Hospitality Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of InnSuites Hospitality Trust (the Trust) as of January 31, 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of January 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Apparently regardless of CPA-firm acquisitions, the year on our opinion carries with the recurring team each year. MGO acquired Hall & Co, which acquired Hartley & Moore which did the audit for InnSuites starting in 2015.

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

How We Addressed the Matter in Our Audit

●	Obtained an understanding of how management monitors the financial health of the buyer, including controls over management’s assessment of the realizability of the note receivable upon maturity on June 1, 2024,
●	Reviewed the signed purchase agreement, secured promissory note agreement, and pledge and security agreement between the Trust and the buyer dated August 1, 2018,
●	Reviewed the addendums to extend monthly principal and interest payments to begin in November 2019 (superseded), November 2020 (superseded), and November 2021,
●	Confirmed the note receivable directly with the buyer, who indicating the note is current and is due to begin paying monthly principal and interest in November 2021 and through maturity,
●	Reviewed management’s impairment analysis for the reserve recorded as of January 31, 2021 and assessed the completeness, accuracy, and existence of underlying data and supporting documentation,
●	Reviewed management’s evaluation of events and circumstances that may be indications of impairment of the note receivable,
●	Evaluated management’s analysis in determining the data used to reflect current and future market conditions in the hospitality industry in estimating the reserve amount.
●	Reviewed the Uniform Commercial Code (UCC) filing on the property and collateral, and the related security interest agreement for the property and collateral.

/s/ Macias, Gini, and O’Connell LLP (324)

We have served as the Trust’s auditor since 2015.

Irvine, California

5/14/2021

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2022	JANUARY 31, 2021
ASSETS
Current Assets:
Cash	$1,224,380	$1,702,755
Accounts Receivable	128,270	60,557
Income Tax Receivable	-	68,661
Employee Retention Credit Receivable	350,791	-
Current Portion of Note Receivable (net)	-	91,667
Prepaid Expenses and Other Current Assets	117,868	168,892
Total Current Assets	1,821,309	2,092,532
Property and Equipment, net	7,579,313	8,189,850
Note Receivable (net)	1,925,000	1,833,333
Operating Lease – Right of Use	2,054,377	2,141,084
Finance Lease – Right of Use	48,560	76,309
Convertible Note Receivable	1,000,000	1,000,000
Investment in Private Company Stock	273,750	60,000
TOTAL ASSETS	$14,702,309	$15,393,108

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$901,369	$1,853,602
Current Portion of Mortgage Notes Payable, net of Discount	174,956	168,799
Current Portion of Other Notes Payable	20,170	47,216
Current Portion of Operating Lease Liability	37,467	58,536
Current Portion of Finance Lease Liability	29,240	27,858
Total Current Liabilities	1,163,202	2,156,011
Notes Payable - Related Party	977,547	1,595,000
Mortgage Notes Payable, net of Discount	5,582,346	5,768,785
Other Notes Payable	551,017	1,000,877
Operating Lease Liability, net of current portion	2,273,278	2,310,745
Finance Lease Liability, net of current portion	22,878	52,118
TOTAL LIABILITIES	10,570,268	12,883,536

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest, without par value, unlimited authorization; 9,079,513 and 18,626,215 shares issued and 9,079,513 and 9,057,730 shares outstanding at January 31, 2022 and January 31, 2021, respectively	6,599,069	20,027,402
Treasury Stock, 44,076 and 9,568,485 shares held at cost at January 31, 2022 and January 31, 2021, respectively	(130,464)	(13,936,972)
TOTAL TRUST SHAREHOLDERS’ EQUITY	6,468,605	6,090,430
NON-CONTROLLING INTEREST	(2,336,564)	(3,580,858)
TOTAL EQUITY	4,132,041	2,509,572
TOTAL LIABILITIES AND EQUITY	$14,702,309	$15,393,108

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	JANUARY 31,
	2022	2021
REVENUE
Room	$6,208,467	$3,905,001
Food and Beverage	55,652	55,735
Management and Trademark Fees	21,026	115,745
Other	124,655	126,093
TOTAL REVENUE	6,409,800	4,202,574

OPERATING EXPENSES
Room	2,011,129	1,526,323
Food and Beverage	201,288	118,874
Telecommunications	250	2,000
General and Administrative	1,831,779	1,957,762
Sales and Marketing	399,543	379,759
Repairs and Maintenance	392,131	354,662
Hospitality	233,192	150,850
Utilities	383,098	357,221
Depreciation	725,380	830,916
Real Estate and Personal Property Taxes, Insurance and Ground Rent	501,581	481,845
Sales and Occupancy	-	844,438
Other	33,764	10,069
TOTAL OPERATING EXPENSES	6,713,135	7,014,719
OPERATING LOSS	(303,335)	(2,812,145)
Other Income	33,627	146,325
Interest Income	60,696	129,995
PPP Loan Forgiveness	967,141	-
TOTAL OTHER INCOME	1,061,464	276,320
Interest on Mortgage Notes Payable	288,844	287,089
Interest on Notes Payable to Banks	-	103
Interest on Notes Payable Related Party	71,512	-
Interest on Other Notes Payable	6,879	73,484
TOTAL INTEREST EXPENSE	367,235	360,676
CONSOLIDATED NET INCOME (LOSS) LOSS BEFORE EMPLOYEE RETENTION CREDIT, SALES AND OCCUPANCY TAXES AND INCOME TAX BENEFIT	390,894	(2,827,840)
Employee Retention Credit	350,791	-
Sales and Occupancy Taxes	798,000	-
Income Tax Benefit	50	68,661
CONSOLIDATED NET INCOME (LOSS)	$1,539,735	$(2,827,840)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$1,285,591	$(1,202,230)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$254,144	$(1,625,610)
NET INCOME (LOSS) PER SHARE – BASIC & DILUTED	$0.03	$(0.31)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC & DILUTED	9,108,672	9,158,361

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2022 and 2021

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2020	9,273,299	$21,837,048	9,334,916	$(13,689,533)	$8,147,515	$(2,229,705)	$5,917,810
Net Loss		(1,625,610)			(1,625,610)	(1,202,230)	(2,827,840)
Dividends		(191,848)			(191,848)		(191,848)
Purchase of Treasury Stock	(233,569)	-	233,569	(247,439)	(247,439)		(247,439)
Shares of Beneficial Interest Issued for Services Rendered	18,000	28,800			28,800		28,800
Sales (Purchase) of Ownership Interests in Subsidiary, net						(20,000)	(20,000)
Distribution to Non-Controlling Interests						(149,911)	(149,911)
Reallocation of Non-Controlling Interests and Other		(20,988)			(20,988)	20,988	-
Balance, January 31, 2021	9,057,730	$20,027,402	9,568,485	$(13,936,972)	$6,090,430	$(3,580,858)	$2,509,572

	Shares of Beneficial Interest		Treasury Stock		Trust Shareholders’	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Equity	Interest	Equity
Balance, January 31, 2021	9,057,730	$20,027,402	9,568,485	$(13,936,972)	$6,090,430	$(3,580,858)	$2,509,572
Net Income	-	254,144	-	-	254,144	1,285,591	1,539,735
Shares of Beneficial Interest Issued for Services Rendered	63,000	187,110	-	-	187,110	-	187,110
Dividends	-	(186,492)	-	-	(186,492)	-	(186,492)
Transfer of Ownership Interest in Subsidiary, net	3,691	19,710	-	-	19,710	(19,710)	-
Purchase of Treasury Stock	(44,908)	-	44,076	(130,464)	(130,464)	-	(130,464)
Retirement of Treasury Shares	-	(13,936,972)	(9,568,485)	13,936,972	-	-	-
Dissolution of RHL	-	212,580	-	-	212,580	-	212,580
Reallocation of Non-Controlling Interests and Other	-	21,587	-	-	21,587	(21,587)	-
Balance, January 31, 2022	9,079,513	$6,599,069	44,076	$(130,464)	$6,468,605	$(2,336,564)	$4,132,041

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	JANUARY 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated Net Income (Loss)	$1,539,735	$(2,827,840)
Adjustments to Reconcile Consolidated Net Income (Loss) to Net Cash Provided By (Used In) By Operating Activities:
PPP Loan Forgiveness	(967,141)	-
Employee Retention Credit	(350,791)	-
Stock-Based Compensation	187,110	28,800
Depreciation	725,380	830,916
Changes in Assets and Liabilities:
Accounts Receivable	(67,713)	524,669
Income Tax Receivable	68,661	225,741
Prepaid Expenses and Other Assets	51,024	(91,086)
Operating Lease	28,171	3,817
Finance Lease	(109)	28,954
Accounts Payable and Accrued Expenses	(950,870)	468,631
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	263,457	(807,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Improvements and Additions to Hotel Properties	(116,207)	(37,443)
Issuance of Payments on Convertible Note Receivable - UniGen	(213,750)	(400,000)
Lendings on Advances to Affiliates - Related Party	-	(62,000)
Payments made on exercise of Warrants for Private Company Stock	-	(60,000)
Collections on Advances to Affiliates - Related Party	-	1,062,000
Dissolution of RHL	212,580	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(117,377)	502,557

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Mortgage Notes Payable	(180,282)	(168,084)
Payments on Notes Payable to Banks, net of financing costs	-	(17,100)
Borrowings on Note Payable - Related Party	261,224	1,767,000
Payments on Notes Payable - Related Party	(878,676)	(333,440)
Payments on Other Notes Payable	(60,619)	(356,450)
Borrowings on Other Notes Payable	550,854	524,340
Payment of Dividends	(186,492)	(191,848)
Proceeds from Sale of Non-Controlling Ownership Interest in Subsidiary, net	-	(20,000)
Distributions to Non-Controlling Interest Holders	-	(149,911)
Repurchase of Treasury Stock	(130,464)	(247,439)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(624,455)	807,068
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(478,375)	502,227
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,702,755	1,200,528
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,224,380	$1,702,755

See accompanying notes to these consolidated financial statements

INNSUITES HOSPITALITY TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JANUARY 31, 2022 AND 2021

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

As of January 31, 2022, InnSuites Hospitality Trust (the “Trust”, “IHT”, “we”, “us” or “our”) is a publicly traded unincorporated Ohio real estate investment trust (REIT) with two hotels IHT has an ownership interest in and manages. The Trust and its shareholders directly in and through a Partnership, own interests in two hotels with an aggregate of 270 hotel suites in Arizona and New Mexico, both (the “Hotels”) operated under the federally trademarked name “InnSuites Hotels” or “InnSuites” as well as operating under the brand name “Best Western”. The Trust and its shareholders hold a $1 million 6% convertible debenture in UniGen Power Inc., (“UniGen”), approximately $273,000 in UniGen’s privately-held common stock, and hold warrants to make further UniGen Investments in the future, as further discussed in Note 2 .

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

The Trust is the sole general partner of RRF Limited Partnership, a Delaware limited partnership (the “Partnership”), and owned a 75.98% and 75.89% interest in the Partnership as of January 31, 2022 and January 31, 2021, respectively. The Trust’s weighted average ownership for the Fiscal Years ended January 31, 2022 and 2021, respectively, was 75.93%. As of January 31, 2022, the Partnership owned a 51.01% interest in an InnSuites® hotel located in Tucson, Arizona. The Trust owns a direct 21.00% interest in an InnSuites® hotel located in Albuquerque, New Mexico.

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

(i)	Indirect ownership is through the Partnership

(i)	Tucson Indirect ownership is through the Partnership

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

NON-CONTROLLING INTEREST

Non-controlling interest in the Trust represents the limited partners’ proportionate share of the capital and earnings of the Partnership and the two hotels. Income or loss is allocated to the non-controlling interest based on a weighted average ownership percentage in the entities throughout the period, and capital is allocated based on the ownership percentage at year-end. Any difference between the weighted average and point-in-time allocations is presented as a reallocation of non-controlling interest as a component of shareholders’ equity. As of January 31, 2022, non-controlling interest represented 48.99% interest in the InnSuites® hotel located in Tucson, Arizona, 79.00% interest in the InnSuites® hotel located in Albuquerque, New Mexico, and 24.02% in the Partnership.

PARTNERSHIP AGREEMENT

The Partnership Agreement of the Partnership provides for the issuance of two classes of Limited Partnership units, Class A and Class B. Class A and Class B Partnership units are identical in all respects, except that each Class A Partnership unit is convertible into one newly-issued Share of Beneficial Interest of the Trust at any time at the option of the limited partner holding the units. The Class B Partnership units may only become convertible, each into one newly issued Share of Beneficial Interest of the Trust, with the approval of the Board of Trustees, in its sole discretion. On January 31, 2022 and 2021, 200,003 and 211,708 Class A Partnership units were outstanding, representing 1.51% and 1.60% of the total Partnership units, respectively. Additionally, as of January 31, 2022 and 2021, 2,974,038 Class B Partnership units were outstanding to and owned by James Wirth, the Trust’s Chairman and Chief Executive Officer, and Mr. Wirth’s affiliates, representing 22.51% ownership in the Partnership. If all the Class A and B Partnership units were converted on January 31, 2022 and 2021, the limited partners in the Partnership would receive 3,174,041 and 3,185,746 Shares of Beneficial Interest of the Trust, respectively. As of January 31, 2022, and 2021, the Trust owns 10,037,476 and 10,025,771 general partner units in the Partnership, representing 75.98% and 75.89% of the total Partnership units, respectively

On February 1, 2021, an investor sold 8,014 RRF units to the Trust.

On July 27, 2021, an investor converted 3,691 RRF units to 3,691 IHT shares of beneficial interest.

On January 31, 2022, the total IHT Shares of Beneficial Interest are 9,079,513. Total Class A and Class B RRF Limited Partnership units are 3,174,041. The total diluted shares that are convertible one for one is 12,253,554.

LIQUIDITY

The Trust’s principal source of cash to meet its cash requirements is revenues from hotel room reservations and from RRF Management fees from the Tucson, Arizona and Albuquerque, New Mexico properties. The Trust’s liquidity, including our ability to make distributions to its shareholders, will depend upon the ability of the Trust and the Partnership’s ability to generate sufficient cash flow from hotel operations and to service debt, as well as to generate funds from repayment of intercompany advances and sale of assets. The Covid-19 Virus (the “Virus”) as of March 15, 2020, had previously disrupted the quarterly distributions from both the Albuquerque and Tucson hotels. These quarterly distributions from both the Albuquerque and Tucson hotels resumed February 15, 2022.

At a future date, the Trust may receive cash from the operations and/or full or partial sale of its UniGen diversification investment.

As of January 31, 2022, the Trust had a related party Demand/Revolving Line of Credit/Promissory Note with an amount payable of approximately $977,000. The Demand/Revolving Line of Credit/Promissory Note accrues interest at 7.0% per annum and requires interest only payments. The Demand/Revolving Line of Credit/Promissory Note has a maximum borrowing capacity to $2,000,000, which is available through December 31, 2021, and automatically renews annually. This is a two-way Line of Credit, with both the Trust and an Affiliate lender having access to draw on the credit amount of up to $2,000,000 for either party.

As of January 31, 2022, the Trust had an amount receivable of the Advances to Affiliate credit facility of approximately $0.

As of January 31, 2022, the Trust had three Revolving lines of Credit of $250,000 with the Republic Bank of Arizona. The lines had a zero balance as of January 31, 2022.

With approximately $1,224,000 of cash as of January 31, 2022, the availability of the combined $2,000,000 Advance to Affiliate credit facilities, and the $250,000 Revolving Line of Credit with Republic Bank, the Trust believes that it has and will have enough cash on hand to meet all of the financial obligations as they become due for twelve months from the date of filing this 10-K. In addition, management is analyzing other strategic options available to the Trust, including the sale or refinance of one or both Hotel properties. However, such transactions may not be available on terms that are favorable to the Trust, or at all.

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

If the estimated undiscounted future cash flows over the asset’s estimated remaining life are greater than the asset’s carrying value, no impairment is recognized; however, if the carrying value of the asset exceeds the estimated undiscounted future cash flows, then the Trust would recognize an impairment expense to the extent the asset’s carrying value exceeds its fair value, if any. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are analyzed on a property-specific basis independent of the cash flows of other groups of assets. Evaluation of future cash flows is based on historical experience and other factors, including certain economic conditions, and committed future bookings. Management has determined no impairment for the Fiscal Years ended January 31, 2022, and January 31, 2021, respectively.

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

As of January 31, 2022, the Trust owned 60,000 shares of common stock in UniGen Power, Inc. (UPI), a non-affiliated privately held entity, at a cost of $60,000. As of January 31, 2022 the Trust accounted for such securities at cost minus impairment due to the investment not being traded on an active market noting that UPI had limited operations and was still in the start-up and research and development stage.

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

ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis (net realizable value). Management generally records an allowance for doubtful accounts for 50% of balances over 90 days and 100% of balances over 120 days. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off are recorded when received. The Trust does not charge interest on accounts receivable balances and these receivables are unsecured. There is $0 in the allowance for doubtful accounts for the Fiscal Years ended January 31, 2022 and 2021.

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

TRUSTEE STOCK-BASED COMPENSATION

The Trust has an employee equity incentive plan, which is described further fully in Note 23 - “Share-Based Payments.” The three independent members of the Board of Trustees earn 16,000 IHT Shares per year. The Trust has paid the annual fees due to its Trustees by issuing Shares of Beneficial Interest out of its authorized but unissued Shares. Upon issuance, the Trust recognizes the shares as outstanding. The Trust recognizes expense related to the issuance based on the fair value of the shares upon the date of the restricted share grant and amortizes the expense equally over the period during which the shares vest to the Trustees.

In addition, 3,000 IHT Restricted Shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of the three IHT employees. The shares were fully vested at January 31, 2022.

The following table summarizes restricted share activity during Fiscal Years 2021 and 2022.

	Restricted Shares
	Shares	Price on date of grant
Balance at January 31, 2020	-	-
Granted	18,000	$1.60
Vested	(18,000)	$1.60
Forfeited	-
Balance of unvested awards at January 31, 2021	-

Granted	63,000	$2.97
Vested	(63,000)	$2.97
Balance of unvested awards at January 31, 2022	-
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

DIVIDENDS AND DISTRIBUTIONS

In Fiscal Years 2022 and 2021, the Trust paid a semi-annual dividend of $0.01 per share each, at the end of the second fiscal quarter and at the end of the fourth fiscal quarter for a total annual dividend of $0.02 for each Fiscal Year in the amounts of $186,492 and $191,848, respectively. The Trust’s long-term ability to pay dividends is largely dependent upon the operations of the Hotels, and/or sale of assets. The Trust has paid uninterrupted annual dividends for 50 consecutive years since Trust registered in 1971 with the NYSE American.

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

For the years ended January 31, 2022 and 2021, there were Class A and Class B Partnership units outstanding, which are convertible into Shares of Beneficial Interest of the Trust. Assuming conversion at the beginning of each period, the aggregate weighted-average of these Shares of Beneficial Interest would have been 3,174,041 in addition to the basic shares outstanding for the years ended January 31, 2022 and 2021. These Shares of Beneficial Interest issuable upon conversion of the Class A and Class B Partnership units were anti-dilutive during the years ended January 31, 2022 and 2021 and are excluded in the calculation of diluted earnings per share for those periods.

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

ADVERTISING COSTS

Amounts incurred for advertising costs are expensed as incurred. Advertising expense totaled approximately $252,000 and $191,000 for the twelve months ended January 31, 2022 and 2021, respectively, and is reported in the consolidated Statement of Operations.

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

Two Class A units were sold back to the Trust during the Fiscal Year ended January 31, 2022 for $20,000. Two Class A units were sold during the Fiscal Year ended January 31, 2021 for $20,000. As of January 31, 2022, the Trust held a 21.00% ownership interest, or 126 Class B units, in the Albuquerque entity, Mr. Wirth and his affiliates held a 0.17% interest, or 1 Class C unit, and other parties held a 78.83% interest, or 473 Class A units. Interests to qualified third parties. REF and other REF Affiliates may purchase Interests under the offering. This restructuring is part of the Trust’s Equity Enhancement Plan to comply with Section 1003(a)(iii) of the NYSE American Company Guide.

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

If certain triggering events related to the Tucson entity occur prior to the payment of all accumulated distributions to its members, such accumulated distributions will be paid out of any proceeds of the event before general distribution of the proceeds to the members. In the event that funds generated from a triggering event are insufficient to pay the total amount of all such accumulated distributions owed to the members, all Class A members will participate pro rata in the funds available for distribution to them until paid in full, then Class B, and then Class C. After all investors have received their initial capital plus a 7% per annum simple return, any additional profits will be allocated 50% to Rare Earth, with the remaining 50% allocated proportionately to all unit classes. Rare Earth also received a restructuring fee of $128,000, conditioned upon and arising from the sale of the first 100 units in the Tucson entity following the October 1, 2013 restructuring. The Tucson entity plans to use its best efforts to pay the discretionary priority distributions. The Trust does not guarantee and is not otherwise obligated to pay the cumulative discretionary priority distributions. InnSuites Hotels will continue to provide management, licensing and reservation services to the Tucson, Arizona property

During the Fiscal Years ended January 31, 2022 and 2021, there were no units of the Tucson entity sold. As of January 31, 2022, the Partnership held a 51.01% ownership interest, or 404 Class B units, in the Tucson entity, Mr. Wirth and his affiliates held a 0.38% interest, or approximately 3 Class C units, and other parties held a 48.61% interest, or approximately 385 Class A units. For the Fiscal Year ended January 31, 2022, the Tucson entity did not make discretionary Priority Return payments to unrelated unit holders. The Trust no longer accrues for these distributions as the preference period has expired.

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

The following table includes assets that can only be used to settle the liabilities of Albuquerque Suites Hospitality LLC (Albuquerque Hotel) and the creditors have no recourse to the Trust. These assets and liabilities, with the exception of the intercompany accounts, which are eliminated upon consolidation with the Trust, are included in the accompanying consolidated balance sheets.

	January 31,
	2022	2021
Assets
Cash	$419,762	$81,652
Accounts Receivable	29,985	11,231
Prepaid Expenses and Deposits	9,869	24,032
Hotel Properties, Net	1,181,154	1,394,528
Operating Lease -Right of Use	2,021,354	2,053,709

Total Assets	$3,662,124	$3,565,152

Liabilities
Accounts Payable and Accrued Expenses	$567,190	$894,517
Other Notes Payable	-	187,685
Operating Lease Liability (ASC 842)	2,275,092	2,276,820
Mortgage Notes Payable	1,296,019	1,354,704
Total Liabilities	$4,138,301	$4,713,726

Equity	(476,177)	(1,148,574)

Liabilities & Equity	$3,662,124	$3,565,152

6. NOTES RECEIVABLE

Sale of IBC Hospitality Technologies; IBC Hotels LLC (IBC)

On August 15, 2018 InnSuites Hospitality Trust (IHT) entered into a final sale agreement for its technology subsidiary, IBC Hotels LLC (IBC), with an effective sale date as of August 1, 2018 to an unrelated third-party buyer (Buyer). The sale agreement was later amended due to the effects of Covid-19, on October 20, 2021, as further described below. As a part of the amended sale agreement, the Trust received a secured promissory note in the principal amount of $1,925,000 with interest to be accrued at 3.75% per annum, which is recorded in the accompanying consolidated balance sheet in continuing operations.

●	No interest accrued through May 2023, and no payments on the note receivable including principal and interest based on the recently extended time period are due through May 2023.

●	Note is secured by (1) pledge of the Buyer’s interest in IBC, and (2) a security interest in all assets of IBC, provided IHT shall agree to subordinate such equity interest to commercially reasonable debt financing upon request.

●	If after effective date IBC closes an equity transaction with net proceeds to IBC in excess of $2,500,000, IBC/Buyer shall pay or pre-pay to IHT an amount equal to (a) 50% of the net proceeds received by IBC and (b) 50% of the sum of the unpaid balance of the note and accrued interest accrued but unpaid interest thereon, as the date of receipt of the net proceeds by IBC.

●	The note matures on June 1, 2024

●	Future payments on this note are shown in the table below.

FISCAL YEAR
2023	$250,000
2024	1,675,000
$1,925,000

As of January 31, 2022, management evaluated the carrying value of the note determined no further impairment is needed at this time. This is detailed further with an extension to May 2023, which allows time for IBC to benefit from the current rebound in the travel, hospitality services, and hotel industries currently being experienced.

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

IHT may fund a $500,000 line of credit to be repaid in the form of UniGen stock at a rate of $1 per share. UniGen has also agreed to allow IHT to fund a $500,000 line of credit at the option of IHT convertible into 500,000 shares of UniGen stock at $1 per share. Upon full subscription of the UniGen 2021 $2.6 million syndication in February 2021, UniGen granted IHT an additional 300,000 warrants at $2.25 per share granted by UniGen. The balance on this line of credit as of January 31, 2022 is $0.

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

If all notes are converted and all available but not outstanding warrants exercised, IHT would hold up to approximately 25% of UniGen fully diluted equity ownership. Subsequent to January 31, 2022, no activity has occurred with this line of credit and thus no draws have been taken.

During the year ended January 31, 2021, the Trust reinvested $60,000 of interest income to exercise 60,000 warrants for 60,000 shares of common stock in UniGen.

During the year ended January 31, 2022, the Trust reinvested $60,000 of interest income to exercise 60,000 warrants for 60,000 shares of common stock in UniGen. Additionally, the Trust exercised 75,000 warrants for a total of $168,750 for 75,000 shares of common stock in UniGen.

As of January 31, 2022, IHT held 195,000 common shares of UniGen. Management believes recording the investment at cost approximates fair value since there have been no significant changes in the operations of UniGen and UniGen’s projects are still in the R&D phase.

The Trust has valued UniGen investment as a level 3 fair value measurement, for the following reasons: The investment does not qualify for level 1 since there are no identical actively traded instruments or level 2 identical or similar unobservable markets.

8. PROPERTY AND EQUIPMENT

As of January 31, 2022 and January 31, 2021, hotel properties consisted of the following:

HOTEL PP&E
	January 31, 2022	January 31, 2021
Land	$2,500,000	$2,500,000
Building and improvements	10,577,297	10,531,947
Furniture, fixtures and equipment	4,114,400	4,058,681
Total hotel properties	17,191,697	17,090,628
Less accumulated depreciation	(9,664,472)	(8,961,498)
Hotel properties, net	7,527,225	8,129,130

As of January 31, 2022 and January 31, 2021, property and equipment consisted of the following:

CORPORATE PP&E
	January 31, 2022	January 31, 2021
Land	$7,005	$7,005
Building and improvements	75,662	75,662
Furniture, fixtures and equipment	392,879	540,014
Total property, plant and equipment	475,546	622,681
Less accumulated depreciation	(423,458)	(561,961)
Property, Plant and Equipment, net	$52,088	$60,720

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are carried at historical cost and are expected to be consumed within one year. As of January 31, 2022, and 2021, prepaid expenses and other current assets consisted of the following:

	January 31, 2022	January 31, 2021
Tax and Insurance Escrow	$63,512	$60,522
Deposits	7,000	5,000
Prepaid Insurance	-	24,515
Prepaid Workman’s Compensation	-	12,124
Miscellaneous Prepaid Expenses	47,356	66,731
Total Prepaid Expenses and Current Assets	$117,868	$168,892

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of January 31, 2022 and 2020, accounts payable and accrued expenses consisted of the following:

	January 31, 2022	January 31, 2021
Accounts Payable	$203,165	$136,648
Accrued Salaries and Wages	246,600	148,576
Accrued Vacation	10,000	11,687
Income Tax Payable	93,944	93,944
Accrued Interest Payable	14,950	17,482
Advanced Deposits	250	19,371
Accrued Property Taxes	35,392	74,486
Sales Tax Payable	154,079	1,088,726
Accrued Other	142,989	262,682
Total Accounts Payable and Accrued Expenses	$901,369	$1,853,602

11. MORTGAGE NOTES PAYABLE

On January 31, 2022 and January 31, 2021, the Trust had a mortgage note payable outstanding with respect to the Tucson Hotel. The mortgage note payable has a scheduled maturity date in June 2042. Weighted average annual interest rates on mortgage notes payable as of January 31, 2022 and January 31, 2021 were 4.69%, respectively.

The following table summarizes the Trust’s mortgage notes payable, net of debt discounts, as of January 31, 2022:

	2022	2021
Mortgage note payable, due in monthly installments of $28,493, including interest at 4.69% per year, through June 19, 2042, secured by the Tucson Oracle property with a carrying value of $6.3 million at January 31, 2022.	$4,461,283	$4,582,880

Mortgage note payable, due in monthly installments of $9,218, including interest at 4.90% per year, through December 2, 2029, secured by the Albuquerque property with a carrying value of $1.2 million at January 31, 2022.	1,296,019	1,354,704
Totals:	$5,757,302	$5,937,584

On June 29, 2017, Tucson Oracle entered into a $5.0 million Business Loan Agreement (“Tucson Loan”) as a first mortgage credit facility with KS State Bank to refinance the existing first mortgage credit facility with an approximate payoff balance of $3.045 million which will allow Tucson Hospitality Properties, LLLP to be reimbursed for prior and future hotel improvements. The Tucson Loan has a maturity date of June 19, 2042. The Tucson Loan has an initial interest rate of 4.69% for the first five years and thereafter a variable rate equal to the US Treasury + 2.0% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust, RRF Limited Partnership, Rare Earth Financial, LLC, James F. Wirth and Gail J. Wirth and the Wirth Family Trust dated July 14, 2016. As of January 31, 2022, the mortgage loan balance was approximately $4,461,000.

On December 2, 2019, Albuquerque Suites Hospitality, LLC entered into a $1.4 million Business Loan Agreement (“Albuquerque Loan”) as a first mortgage credit facility with Republic Bank of Arizona. The Albuquerque Loan has a maturity date of December 2, 2029. The Albuquerque Loan has an initial interest rate of 4.90% for the first five years and thereafter a variable rate equal to the US Treasury + 3.5% with a floor of 4.69% and no prepayment penalty. This credit facility is guaranteed by InnSuites Hospitality Trust. As of January 31, 2022, the mortgage loan balance was approximately $1,296,000.

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the mortgage notes payable.

12. NOTES PAYABLE TO BANKS

On October 17, 2017, the Trust entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $150,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in December 2021. The balance as of January 31, 2022 and 2021 was $0.

On October 17, 2017 Albuquerque Suite Hospitality LLC (the Albuquerque Hotel) entered into a Business Loan Agreement with Republic Bank of Arizona for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in October 2022. The balance as of January 31, 2022 and 2021 was $0.

On October 17, 2017 Tucson Hospitality Properties LLLP (the Tucson Hotel) entered into a Business Loan Agreement for a revolving line of credit for $50,000. The loan has a variable rate as the published rate in the Wall Street Journal and matures in October 2022. The balance as of January 31, 2022 and 2021 was $0.

13. RELATED PARTY NOTES

On December 1, 2014, the Trust entered a $1,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial, LLC, an entity which is wholly owned by Mr. Wirth and his family members. The Demand/Revolving Line of Credit/Promissory Note, as amended on June 19, 2017, bears interest at 7.0% per annum for both a payable and receivable, is interest only quarterly and matures on August 24, 2021, and renews annually each calendar year unless either party gives a six-month written notice. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period. On December 30, 2020, the Demand/Revolving Line of Credit/Promissory Note was extended and increased to the current level of $2,000,000. As of January 31, 2022 and January 31, 2021, the Trust had an amount payable of approximately $977,000 and $1,595,000, respectively. During the twelve months period ended January 31, 2022, the Trust advanced $261,000 and received $878,000 in repayments.

14. OTHER NOTES PAYABLE

As of January 31, 2022, the Trust had approximately $20,000 in promissory notes outstanding to unrelated third parties arising from the repurchase of 146,124 Shares of Beneficial Interest in privately negotiated transactions. These promissory notes bear interest at 7% per year and are due in varying monthly payments through January 2023.

As of January 31, 2022, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on June 30, 2021, whichever occurs first. The loan has been subsequently extended to December 2022. The loan accrues interest at 4.5% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan was approximately $193,000 as of January 31, 2022.

On June 20, 2016, March 1 2017, May 30, 2018, and July 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayes Loans was approximately $261,000 as of January 31, 2022.

On March 20, 2017, the Trust and Partnership entered multiple, unsecured loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019 these loans were consolidated and extended at 4.0% interest only, with similar terms to June 30, 2021. The loans have been subsequently extended to December 2022. The total principal amount of the Sweitzer Loans was approximately $97,000 as of January 31, 2022.

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

See Note 15 – “Minimum Debt Payments” for scheduled minimum payments on the debt liabilities.

15. MINIMUM DEBT PAYMENTS

Scheduled minimum payments of debt, net of debt discounts, as of January 31, 2022 are approximately as follows in the respective Fiscal Years indicated:

FISCAL YEAR	MORTGAGES	OTHER NOTES PAYABLE	NOTES PAYABLE - RELATED PARTY	TOTAL

2023	174,956	571,187	-	746,143
2024	217,255	-	977,547	1,194,802
2025	190,932	-	-	190,932
2026	201,594	-	-	201,594
2027	212,034	-	-	212,034
Thereafter	4,760,531	-		4,760,531
	$5,757,302	$571,187	$977,547	$7,306,036

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

Operating Leases

On August 4, 2017, the Trust entered into a five-year office lease agreement with Northpoint Properties for a commercial office lease at 1730 E Northern Ave, Suite 122, Phoenix, Arizona 85020 commencing on September 1, 2017. Base monthly rent of $4,100 increases 6% on a yearly basis. No rent is due for July 2022. The Trust also agreed to pay electricity and applicable sales tax. The office lease was renewed in March, 2022 on a month to month basis.

The Trust’s Albuquerque Hotel is subject to non-cancelable ground lease. The Albuquerque Hotel non-cancelable ground lease was extended on January 14, 2014 and expires in 2058.

The Trust’s Operating Lease costs recognized in the consolidated statement of operations for the year ended January 31, 2022 consist of the following:

Fiscal Year Ended
January 31, 2022
Operating Lease Costs:
Operating lease cost*	169,322

Supplemental cash flow information is as follows:

Fiscal Year Ended
January 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,171

Lease obligations:
Operating leases, net	$2,310,745
Long-term obligations	$2,273,278

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2022
Operating leases	36

Weighted average discount rate	4.85%
Operating leases

Finance Leases

The Company’s Tucson Oracle Hotel is subject to non-cancelable cable lease that expires in 2023.

The Trust’s Finance Lease costs recognized in the Consolidated Statement of Income for the Fiscal Year ended January 31, 2022 consist of the following:

Fiscal Year Ended
January 31, 2022
Finance Lease Costs:
Amortization of right-of-use assets	$20,812
Interest on lease obligations	2,576

Supplemental cash flow information is as follows:

Fiscal Year Ended
January 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(109)

Lease obligations:
Finance leases, net	$52,118
Long-term obligations	$22,878

Weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (years)	January 31, 2022
Finance leases	2

Weighted average discount rate	4.85%
Finance leases

The aggregate future lease payments for Finance Lease Liability as of January 31, 2022 are as follows:

For the Years Ending January 31,
2023	31,123
2024	23,343
Total minimum lease payments	$54,466
Less: amount representing interest	2,348
Total present value of minimum payments	52,118
Less: current portion	$29,240
Long term portion of finance lease liability	22,878

The aggregate annual lease obligations at January 31, 2022 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023	$148,348	$31,123
2024	112,116	23,343
2025	112,116
2026	112,116
2027	112,116
Thereafter	4,927,079
Total Undiscounted Lease Obligations	5,523,891	54,466

Less Imputed Interest	3,213,146	29,240
Net Lease Obligations	$2,310,745	$25,226

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

For the years ended January 31, 2022 and 2021, the Trust repurchased 44,076 and 233,569 Shares of Beneficial Interest at an average price of $2.96 and $1.06 per share, respectively. The average price paid includes brokerage commissions. The Trust intends to continue repurchasing Shares of Beneficial Interest in compliance with applicable legal and NYSE AMERICAN requirements. The Trust remains authorized to repurchase an additional 372,965 Partnership units and/or Shares of Beneficial Interest pursuant to the publicly announced share repurchase program, which has no expiration date. Repurchased Shares of Beneficial Interest are accounted for as treasury stock in the Trust’s Consolidated Statements of Shareholders’ Equity.

18. FEDERAL INCOME TAXES

The Trust and subsidiaries have income tax net operating loss carryforwards of approximately $5.4 million at January 31, 2022. In 2005, the Trust had an ownership change within the meaning of Internal Revenue Code Section 382. However, the Trust determined that such ownership change would not have a material impact on the future use of the net operating losses.

The Trust amended the federal and state income tax returns for tax years 2017 and 2018, resulting in a recalculation of the net operating loss carry-forward. The impact of the amended returns are reflected in the below data.

Total and net deferred income tax assets on January 31,

	2022	2021

Net operating loss carryforwards	$1,352,000	$1,352,000
Bad debt allowance	-	2,000
Accrued expenses	(2,000)	(2,000)
Syndications	2,923,000	2,923,000
Prepaid insurance	-	(4,000)
Alternative minimum tax credit	51,000	51,000
Total differed tax asset	4,324,000	4,322,000

Deferred income tax liability associated with book/tax	(1,396,860)	(1,502,000)
Net deferred income tax asset	2,927,140	2,820,000
Valuation Allowance	(2,927,140)	(2,820,000)
	-	-

Income taxes for the year ended January 31,

	2022	2021

Current income tax benefit	(50)	(68,661)
Deferred income tax provision	321,306	321,306
Change in valuation allowance	(321,306)	(321,306)
Net income tax benefit	(50)	(68,661)

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2022:

	2022
	Amount	Percent

Federal statutory rates	$53,370	-4%
State income taxes	13,254	-1%
Change in valuation allowance	(80,100)	5%
True-up in prior year returns	-	0%
Effective Rate	-	1%

The differences between the statutory and effective tax rates are as follows for the year ended January 31, 2021:

	2021
	Amount	Percent

Federal statutory rates	$(309,200)	21%
State income taxes	(77,000)	5%
Change in valuation allowance	321,300	-22%
True-up in prior year returns	(4,000)	0%
Effective Rate	-	5%

The Trust is taxed as a C-Corporation. The Trust’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Trust has received various IRS and state tax jurisdiction notices which the Trust in the process of responding to in which management believes the notices are without merit and expect full remediation of all tax notices. The Trust and subsidiaries have deferred tax assets of $4.3 million which includes cumulative net operating loss carryforwards of $1.3 million and syndications of $2.9 million, and deferred tax liability associated with book/tax differences of $1.5 million as of January 31, 2022. We have evaluated the net deferred tax asset and determined that it is not more likely than not we will receive full benefit from the net operating loss carryforwards. Therefore, we have determined a valuation allowance of approximately $2.9 million.

19. OTHER RELATED PARTY TRANSACTIONS

As of January 31, 2022 and January 31, 2021, Mr. Wirth and his affiliates held 2,974,038 Class B Partnership units, which represented 22.51% of the total outstanding Partnership units, respectively. As of January 31, 2022 and January 31, 2021, Mr. Wirth and his affiliates held 5,876,683 Shares of Beneficial Interest in the Trust, respectively, which represented 64.72% and 61.42% respectively, of the total issued and outstanding Shares of Beneficial Interest.

As of January 31, 2022 and January 31, 2021, the Trust owned 75.98 and 75.89% of the Partnership, respectively. As of January 31, 2022, the Partnership owned a 51.01% interest in the InnSuites® hotel located in Tucson. The Trust also owned a direct 21.00% interest in one InnSuites® hotel located in Albuquerque, New Mexico.

During the Fiscal Years ended January 31, 2022 and 2021, the Trust paid Berg Investment Advisors $6,000 and $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President.

The Trust employs an immediate family member of Mr. Wirth, Brian James Wirth, who provides technology support services to the Trust, receiving a $62,000 annual salary.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the estimated fair values of the Trust’s debt instruments, based on rates currently available to the Trust for bank loans with similar terms and average maturities, and the associated carrying value recognized in the consolidated balance sheets at January 31, 2022 and 2020:

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Notes Payable	$5,757,302	$3,408,024	$5,937,584	$3,677,645
Other Notes Payable	$571,187	$571,187	$1,048,093	$1,048,093
Notes Payable - Related Party	$977,547	$977,547	$-	$-

21. SUPPLEMENTAL CASH FLOW DISCLOSURES

	2022	2021
Cash Paid for Interest	$374,000	$412,000

Notes Payable	$10,000	$10,000

22. COMMITMENTS AND CONTINGENCIES

Restricted Cash:

The Trust is obligated under a loan agreement relating to the Tucson Oracle property to deposit 4% of the individual hotel’s room revenue into an escrow account to be used for capital expenditures. The escrow funds applicable to the Tucson Oracle property for which a mortgage lender escrow exists is reported on the Trust’s Consolidated Balance Sheet as “Restricted Cash.” Since a $0 cash balance existed in Restricted Cash for the Fiscal Years 2022 and 2021, Restricted Cash line was omitted on the Trust’s Consolidated Balance Sheet.

Membership Agreements:

InnSuites Hotels has entered into membership agreements with Best Western International, Inc. (“Best Western”) for both hotel properties. In exchange for use of the Best Western name, trademark and reservation system, all Hotels pay fees to Best Western based on reservations received through the use of the Best Western reservation system and the number of available suites at the Hotels. The agreements with Best Western have no specific expiration terms and may be cancelled by either party. Best Western requires that the hotels meet certain requirements for room quality, and the Hotels are subject to removal from its reservation system if these requirements are not met. The Hotels with third-party membership agreements received significant reservations through the Best Western reservation system. Under these arrangements, fees paid for membership fees and reservations were approximately $160,00 and $131,000 for the Fiscal Years ended January 31, 2022 and 2021, respectively. These costs include fees for the Albuquerque and Tucson hotels in 2021. These fees are included in room operating expenses on the consolidated statements of operations for Albuquerque and Tucson.

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

23. SHARE-BASED PAYMENTS

The Trust compensates its three non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares was $143,560. These restricted 48,000 shares, (16,000 each to the three Independent Trustees), vest in equal monthly amounts during Fiscal Year 2022.

In addition, 3,000 IHT Restricted Shares were issued to each of the Trust’s three accountants, and 2,000 restricted IHT Shares to each of the three IHT employees. The shares were fully vested at January 31, 2022.

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

25. OCCUPANCY TAX LIABILITY REVERSAL

Sales and occupancy tax expenses decreased approximately $1,642,000, to approximately ($798,000) for the twelve months ended January 31, 2022 from approximately $844,000 for the twelve months ended January 31, 2021. This represents a reversal of liability arising from an occupancy tax discrepancy generated from our Tucson Oracle and Albuquerque hotels from prior periods, as the liabilities had been assumed by a related party. These additional amounts were due for Hotel sales and occupancy expenses owed by hotel guests that were erroneously not collected at the time of stay, nor remitted to the respective states accordingly, and are not expected to be recurring, since the Trust collects and remits all necessary occupancy taxes to the state monthly. The related party was responsible for these liabilities initially and they were never owed by either Hotel property.

No additional assessments have transpired since September 2020. Management has assessed the materiality of the discrepancy on prior reported periods and has concluded it is qualitatively immaterial to the readers of our Consolidated Financial Statements.

26. EMPLOYEE RETENTION TAX CREDIT

The Trust has become aware of Economic Relief through a Credit allowed for Entities that suffered financial hardship during the Covid-19 Pandemic, under the CARES (The Coronavirus Aid, Relief, and Economic Security) Act (2020), and The Consolidated Appropriations Act (2021). Both provided fast and direct economic assistance for American workers, families, small businesses, and industries, by the U.S. Department of the Treasury along with Congress. This Credit was available for all Entities impacted by the Virus and who paid Employment Taxes, while trying to remain solvent and viable. It is a fully refundable tax credit for Eligible Employers that paid employees to carry on a trade or business that was partially or fully suspended during any calendar year 2020; or that experienced significant decline in gross receipts during any calendar quarter in 2020, due to COVID-19.

As a result of both legislative acts, the Trust will be receiving approximately $2.9 million in a combination of Employment Tax Refunds and Credits, for the two calendar years 2020, and 2021, respectively. As a result, the Trust has conservatively placed an amount equal to 12% of this total as a Tax Credit Receivable and Tax Refund on the Balance Sheet and Income statement, respectively.

27. DISSOLUTION OF INNSUITES HOTELS INC.

InnSuites Hotels, Inc. (RHL), previously provided management of the hotels, including the daily operations of both Trust Hotels, until the end of the prior Fiscal Year, ended January 31, 2021. Unfortunately this entity was a Covid related casualty and ceased operations. There was a minimal income stream with extensive debt and operating expenses associated with it. This entity was consequently dissolved, and did not participate in any of the Management functions for the most recent Fiscal Year ended January 31, 2022.

28. SUBSEQUENT EVENTS

Subsequent to the Fiscal Year ended January 31, 2022 the Trust repurchased 201,676 Shares of Beneficial Interest on the open market for a total cash repurchase price of approximately $211,000.

On March 30, 2020 Tucson Hospitality Properties LLLP , 51% owned by RRF Limited partnership, a subsidiary of InnSuites Hospitality Trust, funded a new loan for $ 8.4 million to refinance it’s relatively low $ 4.4 million first position debt along with $ 3.8 million in inter-company advances used to complete the Best Western product improvement plan PIP refurbishment of the Hotel at a lower blended interest rate of 4.99% financed on a 25 year amortization with no prepayment penalty and no balloon.

RRF LP repaid prior advances in full to its parent InnSuites Hospitality Trust (IHT), and InnSuites Hospitality Trust (IHT) repaid prior advances in full to affiliate Rare Earth Financial.

Hotel Operation results of the Albuquerque Hotel and the Tucson Hotel both achieved record results for the combined months of February and March 2022. Tucson hotel total revenues were $998,740, (up $457,943 from the same two months last year), and Gross operating profits recorded of $532,958, (up $357,858 from the same period last year). Albuquerque total revenues for the same two months were $508,373, (up $185,806 from the same two month period last year), and gross operating profit recorded was $133,551 (up $107,771 from last year), both records for this two month period.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2022.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded our internal control over financial reporting was not effective as of January 31, 2022.

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

Despite the material weaknesses reported above, our management believes that our financial statements included in this Annual Report on Form 10-K for the Fiscal Year ended January 31, 2022 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Changes in Internal Control over Financial Reporting

Other than filling the previously vacant position of CFO, as described above, there were no other changes in our internal control over financial reporting during our most recently completed fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We had significant turnover in our accounting department over the last 24 months, with the several new additions aforementioned above. These new additions should assist with the Trust’s stability, technical accounting, and internal control issues.

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

Name	Principal Occupations During Past Five Years, Age as of May 14, 2022 and Directorships Held	Trustee Since

Trustees Whose Terms Expire in 2022

James F. Wirth

Chairman and Chief Executive Officer of the Trust since January 30, 1998, also serving as President of the Trust from 1998 to 2012, and since 2016. Manager and primary owner (together with his family affiliates) of Rare Earth Financial, L.L.C. and affiliated entities, owners and operators of hotels, since 1980. Age: 76.

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

January 30, 1998

Leslie (Les) T. Kutasi (1)(2)(3)(4)

Founder and President of Trend-Tex International, a multi-line textile sales and marketing company. In 1996, Mr. Kutasi founded Pacesetter Fabrics, LLC, a start-up textile importer and converter, and served as its Chief Executive Officer until 2000. Prior to that, he served as President of California Textile Sales from 1990 to 1996. Mr. Kutasi has been a member of Young Presidents Organization Inc. (Arizona) since 2006. Age: 71.

Mr. Kutasi has more than 35 years of residential real estate and investment experience that is valuable to our Board.

January 31, 2013
Trustees Whose Terms Expire in 2023

Steven S. Robson (1)(2)(3)(5)

Owner of Scott Homes, residential real estate developers. Age: 65.

Mr. Robson has strategic leadership and residential real estate development experience as well as experience in negotiating complex transactions and maintaining mission, vision and values. In addition, Mr. Robson has served on our Board for more than 24 years.

June 16, 1998

Trustees Whose Terms Expire in 2024

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

Mr. Berg has in-depth familiarity with the operations of the Trust and extensive experience in property acquisitions and dispositions. In addition, Mr. Berg has served on our Board for over 23 years. Age: 70.

January 30, 1998

Jessie Ronnie (“JR”) Chase (1)(2)(3)(6)

Owner of Park Avenue Investments, a real estate investment firm since 2000. From 1993 – 2003, Mr. Chase provided investor and management expertise to InnSuites Hotels, a subsidiary of the Trust.

With over 35 years of real estate investment and hospitality experience, including experience managing a variety of real estate assets, Mr. Chase brings to our Board wide-ranging and in-depth experience in hotel management companies, technology and operations. Age: 72.

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

Mr. Lange holds a bachelor’s degree in Business Administration with a Concentration in Accounting from California State University. He has served in steadily increasing roles of responsibility, including within the leadership and management teams at both US Airways, and JDA Software previously, upon his relocation to Phoenix in 2005. Age: 49.

We request that all of our Trustees attend our Annual Meetings of Shareholders. Board attendance was high, with a maximum of one trustee missing for each of the meetings held by the Board of Trustees and the Committees during Fiscal Year 2022. In addition, the independent Trustees are required to meet at least annually in executive session without the presence of non-independent Trustees and management.

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

Date of 2022 Annual Meeting of Shareholders and Shareholder Proposals

We expect that the 2022 Annual Meeting will be held in late August 2022. Therefore, the deadline for submitting shareholder proposals for inclusion in our proxy statement and form of proxy for the 2022 Annual Meeting will be on or before July 10, 2022, which we believe is a reasonable deadline for submission before we begin the printing and mailing of our proxy materials for the 2022 Annual Meeting. A shareholder who wishes to present a proposal at the 2022 Annual Meeting but does not wish to have that proposal included in our proxy statement and form of proxy relating to that meeting, will need to notify us of the proposal before July 1, 2022. When the date for the 2022 Annual Meeting is set, we will announce updated shareholder proposal deadlines. If notice of the proposal is not received by us by that date, then the proposal will be deemed untimely, and we will have the right to exercise discretionary voting authority and vote proxies returned to us with respect to that proposal.

Shareholders should submit their proposals to InnSuites Hospitality Trust, 1730 E. Northern Avenue, Suite 122, Phoenix, Arizona 85020, Attention: Mr. Marc Berg, Secretary.

Audit Committee Information and Audit Committee Financial Expert

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including reviewing the scope and results of audit and non-audit services. The Audit Committee also reviews internal accounting controls and assesses the independence of our auditors. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal controls or auditing matters and the confidential, anonymous submission by our employees of any concerns regarding accounting or auditing matters. The Audit Committee has the authority to engage independent counsel and other advisors as it deems necessary to carry out its duties. The Audit Committee met four (4) times during Fiscal Year 2022.

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

Audit Committee Report

The Audit Committee of the Board of Trustees has reviewed and discussed the audited consolidated financial statements included in the Trust’s Annual Report on Form 10-K for the Fiscal Years ended January 31, 2022 and 2021 with the management of the Trust. In addition, the Audit Committee has discussed with BF Borgers CPA PC (“BF Borgers”), and Macias, Gini, and O’Connell LLP (MGO), the independent registered public accounting firm of the Trust, the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 1301, Communications with Audit Committees. The Audit Committee has also received and reviewed the written disclosures and the letter from BF Borgers and MGO required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence and has discussed with BF Borgers and MGO its independence from the Trust, including the compatibility of any non-audit services with BF Borgers and MGO’s independence. The Audit Committee has also pre-approved the fees to be charged to the Trust by its independent auditors for audit services.

Based on the foregoing, the Audit Committee recommended that such audited consolidated financial statements be included in the Trust’s Annual Report for the Fiscal Year ended January 31, 2022.

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

Based solely on our review of the copies of such forms (and amendments thereto) furnished to us and written representations from reporting persons that no additional reports were required, we believe that all our Trustees, executive officers, and holders of more than 10% of the Shares complied with all Section 16(a) filing requirements during the Fiscal Year ended January 31, 2022, except as set forth above.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation Overview

The following overview relates to the compensation of our executive officers listed in the Summary Compensation Table set forth below during Fiscal Year 2022. Our executive officers are James F. Wirth, Chairman of the Board, President and Chief Executive Officer, Marc E. Berg, Vice Chairman, Executive Vice President, Secretary, and Treasurer, and Sylvin Lange, Chief Financial Officer, (referred to below as our “executive officers”).

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

Compensation for our executive officers has two main monetary components, salary, and bonus, as well as a benefits component. A base salary is a fixed compensation component subject to annual adjustment and review, if appropriate, that is designed to attract, retain, and motivate our executive officers and to align their compensation with market practices. As discussed below, for Fiscal Year 2022, the bonus component consisted of cash bonuses that were intended to incentivize performance, as described below.

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

Cash and Equity Bonuses

Fiscal 2022 Bonuses

Fiscal 2022– Full Year Cash and Equity Bonus Program

On January 29, 2019, the Compensation Committee adopted an incentive bonus program for the Executives for the full Fiscal Year ended January 31, 2022 (the “2021 Fiscal Year Bonus Program”). Under the 2019 Fiscal Year Bonus Program, an Executive will be entitled to receive a bonus, upon the achievement by the Executive of performance-based on objectives which was based on exceeding budgeted revenues and net income in hotel operations.

The amounts paid in the Fiscal Year ending January 31, 2022 are shown below.

Executive	Cash
Marc E. Berg	$2,000

Fiscal 2022 - Performance-Based Cash Bonuses

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

Quarterly General Manager GOP Bonus Potential:

Percentage of Budgeted Quarterly GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$500
98%	$1,000
102%	$1,500
106% or more	$2,000

Year-End General Manager GOP Bonus Potential:

Percentage of Budgeted Annual GOP Achieved	Cash Bonus
Less than 95%	$0
95%	$1,000
98%	$2,000
102%	$5,000
106%	$9,000
108% or more	$11,000

The general manager aggregate cash bonuses for Fiscal Year 2022 were as follows:

Period	GM Aggregate Cash Bonus

First Quarter – Fiscal Year 2022	$4,000
Second Quarter – Fiscal Year 2022	$4,000
Third Quarter – Fiscal Year 2022	$2,500
Fourth Quarter – Fiscal Year 2022	$3,500
Year End – Fiscal Year 2022	$20,000

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

Fiscal Year 2022 Summary Compensation Table

The table below shows individual compensation information paid to our executive officers for our Fiscal Years ended January 31, 2022 and 2021:

Name and Principal	Fiscal	Salary	Discretionary Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position (1)	Year	($)	($)(3)	($)(4)	($)(1)(2)	($)

James F. Wirth,	2021	150,646		5,279		155,925
Chief Executive Officer	2022	150,646		4,629		155,275

Sylvin R. Lange,	2021	19,189	2,500		100	21,789
Chief Financial Officer	2022	79,735		7,575	900	88,210

Marc E. Berg,	2021	67,134	7,500	4,887	1,200	80,721
Executive Vice President	2022	67,134	22,500	7,484	1,200	98,318

(1) Matching contributions made under our 401(k) plan to our executive officers with a maximum of $500 per calendar year are included in all other compensation.

(2) In addition to the employer 401(k) match provided to all eligible Trust employees, Mr. Berg through his Berg Investment Advisors company was compensated $6,000 for additional consultative services rendered by Mr. Marc Berg, the Trust’s Executive Vice President. Mr. Berg, and Mr. Lange receive a monthly travel expense reimbursement of $100. For the Fiscal Year ending January 31, 2022, Mr. Berg, and Mr. Lange received $1,200, and $900 respectively in expense reimbursement. For the Fiscal Year ending January 31, 2021, Mr. Berg, and Mr. Lange received $1,200, and $100, respectively.

(3) For the Fiscal Year ending January 31, 2022 Mr. Berg received a discretionary bonus approved by the Compensation Committee team of $30,000, related to his efforts resulting in the sale of the Tempe Hotel, an affiliate of the Trust, of which $7,500 was paid during the Fiscal Year ended January 31, 2021. The balance of $22,500, was paid during the Fiscal Year ended January 31, 2022.

(4) During Fiscal Year ending January 31, 2022 Mr. Wirth, Mr. Berg, and Mr. Lange received Non-Equity Incentive Plan Compensation consisting of Fiscal 2021 – Performance Based Cash Bonuses of $4,629, $7,484, and $7,575, respectively. During Fiscal Year ending January 31, 2021 Mr. Wirth, and Mr. Berg, received Non-Equity Incentive Plan Compensation consisting of Fiscal 2020 – Performance Based Cash Bonuses of $5,279, and $4,887, respectively.

During Fiscal Year 2022 and 2021, we did grant other equity-based awards. None of our executive officers owned any stock options, or had any outstanding unvested Shares, as of January 31, 2022 and 2021. Consistent with ASC 718-10-55-10, compensation cost associated with issuance of these options has not been recognized as shareholder approval is not perfunctory. For stock option grants additional information about our stock option plan, see Note 23 to our Consolidated Financial Statements - “Stock Options.”

Additionally, refer Note 23 of our Consolidated Financial Statements - Share Based Payments, and the section on Fiscal Year 2022 Trustee Compensation, contained in Item11, for information on shares issued to our independent trustees from shareholder equity.

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

Fiscal Year 2022 Trustee Compensation

We compensate our non-employee Trustees for their services through grants of restricted Shares. The aggregate grant date fair value of these Shares is shown in the table above. These restricted Shares vested in equal monthly amounts during our Fiscal Year 2022. As of January 31, 2022, Messrs. Kutasi, Chase and Robson did not hold any unvested Shares. As compensation for our Fiscal Year 2022, on February 01, 2021, we issued 16,000 additional restricted Shares (with the aggregate grant date fair value of $47,200 (per grant) to each of Messrs. Kutasi, Chase and Robson.

We do not pay our Trustees an annual cash retainer, per meeting fees or additional compensation for serving on a Committee or as a Committee Chair.

The table below shows individual compensation information for our non-employee Trustees for our Fiscal Year ended January 31, 2022. Compensation information for Messrs. Wirth and Berg and, who do not receive additional compensation for their service as Trustees, is included in the Summary Compensation Table above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Leslie T. Kutasi	$0	$47,200	$47,200
Steven S. Robson	$0	$47,200	$47,200
JR Chase	$0	$47,200	$47,200

(1)	The dollar amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted Shares computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of assumptions, we made in valuing restricted Shares, see Note 2, “Summary of Significant Accounting Policies – Stock-Based Compensation,” in the notes to our consolidated financial statements contained in our Annual Reports on Form 10-K for the Fiscal Years ended January 31, 2022 and 2021. The Stock Awards were based on a stock price of $1.60 which was the closing price of the Trust’s Shares of Beneficial Interest as of February 17, 2022. The Board of Trustees met on February 17, 2022 and approved the payment.

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

Greater-than-Five-Percent Beneficial Owners and

Beneficial Ownership of Trustees, and Executive Officers

	Shares	Percentage of
Trustees and Executive Officers	Beneficially Owned (1)	Outstanding Shares
James F. Wirth (2)	5,876,683	64.72%
Pamela J. Barnhill (3)	29,098	*
Marc E. Berg	42,750	*
JR Chase	24,657	*
Leslie T. Kutasi	42,000	*
Steven S. Robson	127,200	1.40%
Trustees and Executive Officers as a group (eight persons)	6,142,388	67.65%

*	Less than one percent (1.0%).
(1)	Pursuant to the SEC’s rules, “beneficial ownership” includes Shares that may be acquired within 60 days following May 1, 2020. However, none of the individuals listed in the table had the right to acquire any Shares within the 60-day period.
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

The following table provides information about our equity compensation plans (other than qualified employee benefits plans and plans available to shareholders on a pro rata basis) as of January 31, 2022:

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

Certain Transactions

Management and Licensing Agreements

The Trust directly manages the Hotels through the Trust’s wholly-owned subsidiary, Rare Earth Limited Partnership. Under the management agreements, Rare Earth Limited Partnership manages the daily operations of the Hotels. All Trust managed Hotel expenses, revenues and reimbursements among the Trust, Rare Earth Limited Partnership and the Partnership have been eliminated in consolidation. The management fees for the Hotels are 5% of room revenue and a monthly accounting fee of $2,000 per hotel. These agreements have no expiration date and may be cancelled by either party with 90-days written notice in the event the property changes ownership. In Fiscal Years 2021 and 2020, Rare Earth Limited Partnership received aggregate fees of approximately $-0- and $116,000, respectively, for management of the one hotel owned by affiliates of Mr. Wirth. This hotel was sold December 18, 2020 and thus no fees will be collected hereafter, the Trust charges management fees to related parties.

The Trust also provides the use of the “InnSuites” trademark to the Hotels through the Trust’s wholly-owned subsidiary, Rare Earth Limited Partnership, at no additional charge.

Restructuring Agreements

For information about the restructuring agreements for Albuquerque Suite Hospitality, Tucson Hospitality Properties, see Notes 3 and 4 of our consolidated financial statements.

Financing Arrangements and Guarantees

On December 30, 2020, the Trust entered a $2,000,000 net maximum Demand/Revolving Line of Credit/Promissory Note with Rare Earth Financial. The Demand/Revolving Line of Credit/Promissory Note bears interest at 7.0% per annum, is interest only quarterly and matures on June 30, 2022 and automatically renews annually unless either party gives a six-month written advance notice. No prepayment penalty exists on the Demand/Revolving Line of Credit/Promissory Note. The balance fluctuates significantly through the period with the highest payable balance being approximately $1,595,000 during the Fiscal Year ended January 31, 2022. The Demand/Revolving Line of Credit/Promissory Note has a net maximum borrowing capacity of $2,000,000. Related party interest expense or income for the Demand/Revolving Line of Credit/Promissory Note for the Fiscal Year ended January 31, 2022 was $71,000 of expense, and for the Fiscal Year ended January 31, 2021 was $70,000 of expense.

The above Demand/Revolving Line of Credit/Promissory Notes are presented together as one line item on the balance sheet and totaled a receivable of $0 and $0, at January 31, 2022 and 2021, respectively, all of which is considered a current receivable.

As of January 31, 2021, the Trust had a $200,000 unsecured note payable with an individual lender. The promissory note is payable on demand, or on December 31, 2022, whichever occurs first. The loan accrues interest at 4.0% and interest only payments shall be made monthly and are due on the first of the following month. The Trust may pay all of part of this note without any repayment penalties. The total principal amount of this loan is $193,000 as of January 31, 2022.

On June 20, 2016, March 1 2017, May 30, 2018, and July 18, 2018 the Trust and the Partnership together entered into multiple unsecured loans totaling $270,000 with Guy C. Hayden III (“Hayden Loans”). As of July 1, 2019 these loans were consolidated and extended at 4.5% interest only, with similar terms to December 31, 2022. As of April 1, 2021, the loans have been extended to December 2022. The Trust may pay all or part of this note without any repayment penalties. The total principal amount of the Hayden Loans is $261,000 as of January 31, 2022.

On March 20, 2017, the Trust and Partnership entered into multiple, unsecured loans to Marriott Sweitzer Hayes (“Sweitzer Loans”), totaling $100,000. As of July 1, 2019 these loans were consolidated and extended at 4.0% interest only, with similar terms to December 31, 2022. As of April 1, 2021 the loans have been extended to December 2022. The total principal amount of the Sweitzer Loans is $97,000 as of January 31, 2022.

Other Related Party Transactions

Besides James Wirth, the Trust also employs one other immediate family member of Mr. Wirth, Brian Wirth, Manager of InnSuites Information Technology (IT), who provides technology support services to the Trust. He currently receives a yearly salary of $62,000.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for the Fiscal Years ended January 31, 2022, and 2021, for professional services rendered by Hall & Company, Inc., and MGO LLP., (whom merged together January 1, 2021):

	2022	2021
Audit Fees (1)	$135,000	$55,000
Tax Fees (2)	25,000	44,000
Other Fees	-	-
Total	$160,000	$99,000

(1)	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements.

(2)	“Tax Fees” represent fees for professional services provided in connection with the preparation of our annual Federal and State tax returns, additional tax related research and consulting, and related services normally provided in connection with statutory and regulatory filings, both at the Federal and State level.

The Board of Trustees has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence. There were no fees billed by or paid to our independent registered public accounting firm during the Fiscal Years ended January 31, 2022 and 2021 for tax compliance, tax advice or tax planning services or for financial information systems design and implementation services. The Trust has decided to retain BF Borgers, to perform the tax return preparation, for tax years 2021 and 2022, for all entities within the Trust.

Policy on Pre-Approval of Audit and Permitted Non-Audit Services

The Audit Committee pre-approves all fees for services performed by our independent auditors, currently BF Borgers, CPA PC, (previously MGO LLP.). Unless a type of service our independent auditors provided received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides for a different period. Since May 6, 2003, the effective date of the SEC’s rules requiring Audit Committee pre-approval of audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors were approved in accordance with these policies and procedures.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibit List

See the Exhibit Index, which is incorporated herein by reference.

Item 16. FORM 10-K SUMMARY

None.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Declaration of Trust of InnSuites Hospitality Trust, dated June 16, 1998, as further amended on July 12, 1999 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of RRF Limited Partnership, dated March 24, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2014).

10.2*	Form of Indemnification Agreement between InnSuites Hospitality Trust and each Trustee and executive officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K/A for the Fiscal Year ended January 31, 2006, filed with the Securities and Exchange Commission on May 12, 2006).

10.3*	InnSuites Hospitality Trust 1997 Stock Incentive and Option Plan (incorporated by reference to Exhibit 4(a) of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on September 18, 2000).

10.5*	InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 31, 2018).

Exhibit Number	Exhibit
10.6*	Form of Nonqualified Stock Option Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.7*	Form of Restricted Share Agreement under the InnSuites Hospitality Trust 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on January 31, 2018).

10.21	Albuquerque Suite Hospitality LLC Restructuring Agreement, dated August 30, 2010, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, filed with the Securities and Exchange Commission on September 3, 2010).

10.22	Addendum to Albuquerque Suite Hospitality LLC Amended Restructuring Agreement, dated December 9, 2013, by and among RRF Limited Partnership, Rare Earth Financial, LLC, InnSuites Hospitality Trust, James F. Wirth, and Albuquerque Suite Hospitality LLC (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2016, filed with the Securities and Exchange Commission on April 29, 2016).

10.23	Tucson Hospitality Properties LP Restructuring Agreement, dated February 17, 2011, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, Tucson Hospitality Properties LP, and James F. Wirth (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.24	Tucson Hospitality Properties LLLP Updated Restructuring Agreement, dated as of October 1, 2013, by and among Rare Earth Financial, LLC, RRF Limited Partnership, InnSuites Hospitality Trust, and Tucson Hospitality Properties LLLP (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, filed with Securities and Exchange Commission on December 6, 2013).

10.27	Agreement for Purchase and Sale and Escrow Instructions, dated October 15, 2014, by and between Tucson Hospitality Properties, LLLP and Joseph R. Cesare and Hugh M. Caldwell, Jr., acting in his capacity as Trustee of Trust B under the Hugh M. and SallyAnn Caldwell Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2014).

10.28	Deed of Trust, dated November 18, 2014, by and among Tucson Hospitality Properties, LLLP, as Trustor, and Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.29	Promissory Note, dated November 18, 2014, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of Kansas State Bank of Manhattan, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2014).

10.31	Promissory Demand Note, dated December 29, 2014, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrowers, in favor of Guy C. Hayden, III, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2015).

10.32	Demand/Revolving Line of Credit/Promissory Note, dated December 1, 2014, executed by InnSuites Hospitality Trust and its affiliates, as Borrowers, in favor of Rare Earth Financial, LLC and its affiliates, as Lenders (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015).

10.35	Securities Purchase Agreement, dated November 30, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2015).

10.36	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Charles Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

Exhibit Number	Exhibit
10.37	Securities Purchase Agreement, dated December 22, 2015, by and between InnSuites Hospitality Trust and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.38	Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Tempe/Phoenix Airport Resort, LLC, as Borrower, and Line of Credit/Promissory Note, dated December 22, 2015, by and between InnSuites Hospitality Trust, as Lender, and Phoenix Northern Resort LLC, as Borrower (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2015).

10.40	Securities Purchase Agreement, dated January 28, 2016, by and between InnSuites Hospitality Trust and Guy Hayden, III and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2016).

10.42	Business Loan and Security Agreement, dated September 20, 2016, executed by Albuquerque Suite Hospitality L.L.C., as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2016).

10.44	Eight Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of H. W. Hayes Trust, as Lender, and two Promissory Demand Notes, dated December 5, 2016, executed by InnSuites Hospitality Trust and RRF Limited Partnership, as Borrower, in favor of Lita M. Sweitzer, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2016).

10.45	Business Loan and Security Agreement, dated December 19, 2016, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of American Express Bank, FSB, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2016).

10.48	Securities Purchase Agreement, dated February 28, 2017, by and between InnSuites Hospitality Trust and Charles Strickland and Rare Earth Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2017).

10.49	Securities Purchase Agreement, dated May 4, 2017, by and among InnSuites Hospitality Trust, Rare Earth Financial, LLC and Charles E. Strickland (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2017).

10.53	Albuquerque Suite Hospitality Restructuring Agreement – Second Addendum, dated June 19, 2017, executed by InnSuites Hospitality Trust, as Majority Owner, and Rare Earth Financial, LLC, Administrative Member (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.54	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Tempe/Phoenix Airport Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

Exhibit Number	Exhibit
10.55	Demand / Revolving Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Rare Earth Financial, LLC. as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.56	Line of Credit / Promissory Note Change in Terms Agreement, dated June 19, 2017, executed by Phoenix Northern Resort, LLC, as Borrower, in favor of InnSuites Hospitality Trust, as Lender (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 22, 2017).

10.57	Business Loan Agreement, dated June 29, 2017, executed by Tucson Hospitality Properties, LLLP, as Borrower, in favor of KS State Bank, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2017).

10.58	Securities Purchase Agreement, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Assignment of Partnership Interest Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2017).

10.59	Three Promissory Note Agreements, dated July 10, 2017, by and between InnSuites Hospitality Trust and three individuals and Five Promissory Note Agreements, dated July 10, 2017, by and between RRF Limited Partnership and five individuals (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2017).

10.60	Revolving Line of Credit – Promissory Demand Note, dated July 18, 2017, by and between InnSuites Hospitality Trust and RRF Limited Partnership and Chinita Hayden, as Lender, and Promissory Demand Note – Amendment # 1, dated July 18, 2017, between RRF Limited Partnership and Guy Hayden, III, as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017).

10.61	Promissory Note, dated August 24, 2017, executed by InnSuites Hospitality Trust, as Borrower, in favor of RepublicBankAz, N.A., as Lender (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017).

10.63	Business Loan Agreement, dated October 31, 2017, by and between Tucson Hospitality Properties LLLP, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.64	Business Loan Agreement, dated October 31, 2017, by and between Albuquerque Suite Hospitality LLC, as the Borrower, and Republic Bank of Arizona, as the Lender (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2017).

10.65	Purchase and Sale Agreement by and between 102037739 LTD and Rare Earth Limited Partnership (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2018).

Exhibit Number	Exhibit
11.05	Appointment of CFO Sylvin R, Lange by InnSuites Hospitality Trust (Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers on Form 8-K, filed with the Securities and Exchange Commission September 9, 2020).

21	Subsidiaries of the Registrant.

22	Consent of Macias, Gini, and O’Connell LLP (MGO)

23	Consent of BF Borgers, CPA PC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Exhibits

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNSUITES HOSPITALITY TRUST

Dated: May 27, 2022	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 27, 2022	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: May 27, 2022	By:	/s/ James F. Wirth
James F. Wirth, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 27, 2022	By:	/s/ Sylvin Lange
Sylvin Lange, Chief Financial Officer and Director of Finance (Principal Financial and Accounting Officer)

Dated: May 27, 2022	By:	/s/ Marc E. Berg
Marc E. Berg, Trustee

Dated: May 27, 2022	By:	/s/ Steven S. Robson
Steven S. Robson, Trustee

Dated: May 27, 2022	By:	/s/ Les Kutasi
Les Kutasi, Trustee

Dated: May 27, 2022	By:	/s/ JR Chase
JR Chase, Trustee

